Form 10-K
period 2012-12-31
Federal Home Loan Bank of Pittsburgh
filed 2013-03-14
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2012, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,317.5 million. There were 30,159,916 shares of common stock outstanding at February 28, 2013.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Federal Home Loan Bank of Pittsburgh (the Bank) cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly Other-Than-Temporary Impairment (OTTI) process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology risks; and timing and volume of market activity.

Item 1: Business

The Bank’s mission is to provide a readily available, low-cost source of funds for housing and community development lenders. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its own liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities.

General

History.  The Bank is one of 12 Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The 12 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (the 1933 Act) (although the FHLBanks are required by Federal Housing Finance Agency (FHFA or Finance Agency) regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act)) and (3) having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

Cooperative.  The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union, or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. The Housing Act expanded membership to include Community Development Financial Institutions (CDFIs). Pursuant to the Housing Act, the Finance Agency amended its membership regulations to authorize non-federally insured CDFIs to become members of an FHLBank. Eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

Mission.  The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with advances against the security of residential mortgages and other types of high-quality collateral. Second, the Bank purchases residential mortgage loans originated by or through eligible member institutions. The Bank also offers other types of credit and noncredit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

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

Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways:

•
Members voluntarily commit capital required for membership principally to gain access to the funding and other services provided by the Bank. The value in membership is derived from the access to liquidity and the availability of favorably priced liquidity, as well as the potential for a dividend on the capital investment. Management recognizes that financial institutions choose membership in the Bank principally for access to attractively priced liquidity, the value of the products offered within this cooperative, and the potential to receive dividends.

•
Because the Bank’s customers and shareholders are predominantly the same institutions, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and potentially dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. The Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating a market-based dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce a dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2012, the Bank had approved three state housing finance agencies; two are currently eligible to borrow from the Bank. One had an outstanding advance balance of $43.5 million as of December 31, 2012.

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

Audit.  The Bank has an internal audit department that conducts internal audits and reports directly to the Audit Committee of the Bank’s Board of Directors (Board). In addition, an independent Registered Public Accounting Firm (RPAF) audits the annual financial statements of the Bank. The independent RPAF conducts these audits following the Standards of the Public Company Accounting Oversight Board (PCAOB) of the United States of America and Government Auditing Standards issued by the Comptroller General. The Bank, the Finance Agency, and Congress all receive the RPAF audit reports.

Advances

Advance Products

The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral.

The following table summarizes the advance products offered by the Bank as of December 31, 2012. This information excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed separately in this Item 1.

Product	Description	Pricing (1)	Maturity
RepoPlus	Short-term fixed-rate advances; principal and interest paid at maturity	10 - 100	1 day to 89 days
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly	10 - 100	3 months to 3 years
Core (Term) (2)
Long-term fixed-rate and adjustable-rate advances (includes AHP and CLP loans(3)); principal paid at maturity; interest paid monthly or quarterly (Note: amortizing loans principal and interest paid monthly)
		10 - 100	Greater than 3 years to 30 years
Returnables	Short-term and long-term fixed-rate advances with returnable options owned by member; principal paid at maturity; interest paid quarterly	10 - 100	2 months to 30 years
Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly	20 - 100	2 years to 15 years
Notes:
(1)Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%.
(2)Beginning August 3, 2009, the Bank simplified its menu of advance products and eliminated the Hedge Select product; legacy balances, however, remained at December 31, 2012 and are included in Core (Term) Advances.
(3)Loans made under the Affordable Housing Program (AHP) and Community Lending Program (CLP)

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold. The Bank’s RepoPlus advance products serve member short-term liquidity needs: RepoPlus is typically a short-term (1-89 day) fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of these lines of credit. As of December 31, 2012, the total par value of these advances was $10.1 billion, or 25.5% of the total advance portfolio. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s advance products also help members facilitate asset/liability management by offering advances to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such advances from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgage loans. The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus advances with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. As of December 31, 2012, the par value of Mid-Term RepoPlus advances totaled $6.6 billion, or 16.7% of the total advance portfolio. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; members’ liquidity needs drive these fluctuations.

Core (Term) Advances.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank offers long-term fixed-rate advances for terms from 3 to 30 years. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2012, the par value of Core (Term) advances totaled $14.0 billion, or 35.2% of the total advance portfolio.

Returnables.  Some of the Bank's advances contain embedded options which the member can choose to exercise. As of December 31, 2012, the par value of these Returnable advances, for which members have the right to prepay the advance without a fee, was $6.4 billion, or 16.1% of the total advance portfolio.

Convertible Select .  Some of the Bank’s advances contain embedded options which the member can sell to the Bank. As of December 31, 2012, the par value of these Convertible Select advances, for which the Bank had the right to convert the advance, was $2.6 billion, or 6.5% of the total advance portfolio.

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

Collateral Agreements.  The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of a member or its affiliate, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. The specific agreement covers only those assets or categories of assets identified; the Bank therefore is relying on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. In both cases (for members borrowing under either blanket or specific agreement), the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Bank requires housing finance agencies (HFAs) and insurance companies to sign a specific collateral pledge agreement as described above.

Collateral Status.  These collateral agreements require one of three types of collateral status: undelivered, detailed listing or specific pledge, and delivered status (although all securities pledged must be delivered). A member is assigned a collateral status based on the member’s needs and on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other available information.

The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, a member borrower is not required to deliver detailed reporting on pledged loans; rather, the Bank monitors eligible collateral using the Qualifying Collateral Report (QCR), derived from regulatory financial reports, which are submitted quarterly to the Bank by the member. Origination of new advances or renewal of advances must be secured by eligible collateral categories.

The Bank may require members to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement or due to the member’s high usage of Bank credit products or its credit condition. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by listing collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with high usage are covered under listing status with a blanket agreement.

The third collateral status is delivered, or possession, collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral (in an amount sufficient to fully secure all outstanding obligations) to the Bank, including through a third party custodian for the Bank. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral also may be required if there is action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Collateral delivery status is often required for members borrowing under specific pledge agreements, as a practical means for maintaining specifically listed collateral. On all securities pledged as collateral, the Bank requires delivery to either a restricted account at the Bank or an account with a third party custodian under the Bank’s control. The Bank also requires delivery of collateral from de novo institution members at least during their first two years of operation and for any other new member where a pre-existing blanket lien is in force with another creditor.

With respect to certain specific collateral pledge agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian.

Approximately 84% of total credit exposure (TCE) outstanding was secured by collateral pledged to the Bank under a blanket lien agreement and in undelivered status at December 31, 2012. The remaining 16% of TCE outstanding was secured by collateral pledged under detailed listing or specific pledge and delivery status.

Eight of the Bank’s top ten borrowers (ranked by TCE and outstanding advances) were in undelivered collateral status and two were in detailed listing or specific pledge status at December 31, 2012. These include an insurance company member with securities collateral delivered under a specific pledge agreement, and a banking institution member with residential loan collateral pledged under a detailed listing lending arrangement, both of which are discussed below.

All eligible collateral securing advances is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as collateral weighting, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. The Bank’s collateral discounted values are presented in the table entitled “Lending Value Assigned to the Collateral as a Percentage of Value” below. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

The Bank determines the type and amount of collateral each member has available to pledge as security for a member’s obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). Depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. At a minimum, all members whose usage exceeds 20% of their MBC must file a QCR quarterly.

The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the eligible collateral pledged for the member’s obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten ,with one being the best rating and ten being the worst. Credit availability and term guidelines are based on a member’s ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings that are applied. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2012.

As additional security for each member’s obligations to the Bank, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of deterioration in the financial condition of a member, the Bank will take possession or control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the member’s obligations to the Bank. Members with deteriorating creditworthiness are required to deliver collateral to the Bank or the Bank’s custodian to secure the members’ obligations with the Bank; the requirement also may be imposed on members who exceed certain product usage levels. Furthermore, the Bank requires specific approval of each of such members’ new or additional advances.

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to promptly exercise the Bank’s rights regarding securities, loan collateral, and other collateral upon the failure of a member. At December 31, 2012 and 2011, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates. To ensure its position as a first-priority secured creditor, the Bank takes possession of collateral posted by insurance companies.

Types of Collateral.  At December 31, 2012, approximately 44% of the total member eligible collateral (after collateral weighting) available to secure members’ obligations to the Bank was single-family, residential mortgage loans. Generally, the Bank uses a discounted cash flow model to value its listed or delivered traditional mortgage loan collateral. The Bank contracts with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. In determining borrowing capacity for members with non-listed and non-delivered collateral, the Bank utilizes book value as reported on the member's regulatory call report.

The Bank also may accept other real estate related collateral (ORERC) as eligible collateral if it has a readily ascertainable value and the Bank is able to perfect its security interest. Types of eligible ORERC include commercial mortgage loans and second-mortgage installment loans. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral. ORERC accounted for approximately 47% of the total amount of eligible collateral (after collateral weighting) held by members as of December 31, 2012.

A third category of eligible collateral is high quality securities. This typically includes U.S. Treasuries, U.S. agency securities, Temporary Liquidity Guarantee Program (TLGP) investments and GSE mortgage-backed securities (MBS). Additionally, certain private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007 are eligible. This category accounted for approximately 2% of the total amount of eligible collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2012. In 2010, the Bank began requiring delivery of such securities to be included in a member’s MBC.

The Bank also accepts FHLBank deposits and multi-family residential mortgage loans as eligible collateral. These categories comprised 7% of the collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2012.

In addition, member Community Financial Institutions (CFIs) may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.08 billion (the limit during 2012) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. If delivery of collateral is required, the Bank will accept such ORERC and CFI collateral only after determining the member has exhausted all other available collateral of the types enumerated above. Advances to members holding CFI collateral within their collateral base totaled approximately $2.4 billion as of December 31, 2012. However, these loans were collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans.

The Bank no longer accepts subprime residential mortgage loans as qualifying collateral. Although subprime mortgages are not considered to be an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge. The Bank accepts loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less and one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). For such risk-mitigated loans, as well as those for which no FICO is available, a reduced collateral weighting of 60% will apply. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its QCR each quarter. Therefore, loans identified by the member as subprime are not included in a member’s MBC.

Nontraditional residential mortgage loans are defined by the Bank’s Collateral Policy as mortgage loans that allow borrowers to defer payment of principal or interest. These loans, also referred to as “alternative” or “exotic” mortgage loans, may be interest-only loans, payment-option loans, negative-amortization, or have other features, such as, but not limited to, variable interest rates with below-market introductory rates, simultaneous second-lien loans and reduced documentation to support the repayment capacity of the borrower. Nontraditional residential mortgage loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loan products. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity, for example, low or no documentation loans or credit characteristics that would be characterized as subprime. The potential for increased risk is particularly true if the nontraditional residential mortgage loans are not underwritten to the fully indexed rate.

Regarding nontraditional mortgage collateral for the QCR, the Bank requires filing members to stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. The Bank allows nontraditional residential mortgage loans that are prescribed within the Member Products Policy to be pledged as collateral and used to determine a member’s MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and a more conservative collateral weighting of 60% will generally apply. At December 31, 2012, less than 19% of the Bank’s total pledged collateral was considered nontraditional mortgage loans.

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan programs.

The various types of eligible collateral and related lending values as of December 31, 2012 are summarized below. Collateral includes wholly-owned member assets (or assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are analyzed on at least a semi-annual basis and adjusted as necessary.

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Securities Collateral	Delivered - Blanket Lien	Delivered - Specific Pledge
FHLBank deposit pledged to FHLBank and under the sole control of FHLBank	100%	100%
U.S. government securities; U.S. agency securities, including securities of the FFCB, TLGP, NCUA, SBA, USDA and FDIC notes; and FHLBank consolidated obligations(1)	97%	96%
MBS, including collateralized mortgage obligations issued or guaranteed by Ginnie Mae, Freddie Mac, and Fannie Mae	95%	93%
Non-agency AAA MBS, including collateralized mortgage obligations, representing a whole interest in such mortgages. Only securities acquired by the member prior to July 10, 2007 will be accepted	85%	75%
Obligations of state or local government units or agencies, rated at least “AA” by a nationally recognized statistical rating organization (NRSRO) for standby letters of credit that assist members in facilitating residential housing finance or community lending	85%	80%

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Loan Collateral	Blanket - Lien Undelivered	Specific Pledge, Collateral Listing or Blanket Delivered (Policy)	Blanket Delivered (Credit)
FHA, VA(2) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences	80%	75%	70%
Nontraditional mortgage loans and low FICO loans with mitigants as defined by FHLBank (2)	60%	55%	50%
Conventional and FHA whole, fully disbursed first-mortgage loans secured by multifamily properties	60%	55%	50%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences; both term loans and revolving lines of credit (HELOC)	60%	55%	50%
Farmland loans	60%	55%	50%
Commercial real estate loans (Owner & Non-Owner Occupied) Commercial business loans (CFI only)	60%	55%	50%
Note:
(1) Defined as Federal Farm Credit Bank (FFCB), Temporary Liquidity Guarantee Program (TLGP), National Credit Union Administration (NCUA), Small Business Administration (SBA), Department of Veteran Affairs (VA) and U.S. Department of Agriculture (USDA).
(2) Nontraditional mortgage loan portfolios may be required to be independently identified for collateral review and valuation for inclusion in a member’s MBC. This may include a request for loan-level listing on a periodic basis.

During 2012, the Bank implemented several changes to its collateral policies and practices. See the “Credit and Counterparty Risk - TCE and Collateral” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

Investments

Overview.  The Bank maintains a portfolio of investments for three main purposes: liquidity, collateral for derivative counterparties and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds and overnight reverse repurchase agreements, to ensure the availability of funds to meet member borrowing requests. In addition, the Bank invests in other short-term instruments, including term Federal funds, and interest-earning certificates of deposit. The Bank also maintains a secondary liquidity portfolio, which consists primarily of U.S. agency debentures and U.S. Treasury securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities may also be pledged as collateral for derivative transactions.

The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies as well as agency and private label MBS. Securities currently in the portfolio were required to carry one of the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) or Fitch Ratings (Fitch) at the time of purchase. All MBS securities in the Bank’s investment portfolio were AAA rated at the time of purchase with the exception of one pre-2004 vintage security which was rated AA at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, and to cover operating expenses. See the “Credit and Counterparty Risk – Investments” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for discussion of the credit risk of the investment portfolio, including OTTI charges, and further information on these securities’ current ratings.

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

The FHLBanks are prohibited from purchasing an FHLBank consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s investment policy is even more restrictive, as it prohibits it from investing in another FHLBank consolidated obligation at any time. The Federal Reserve Board (Federal Reserve) requires Federal Reserve Banks (FRBs) to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

Mortgage Partnership Finance® (MPF®) Program

Under the MPF Program, the Bank invests in qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties. The MPF Program provides participating members, including housing associates, a secondary market alternative that allows for increased balance sheet liquidity for members as well as removes assets that carry interest rate and prepayment risks from their balance sheets. In addition, the MPF Program provides a greater degree of competition among mortgage purchasers and allows small and mid-sized community-based financial institutions to participate more effectively in the secondary mortgage market.

The Bank currently offers three products under the MPF Program to Participating Financial Institutions (PFIs): Original MPF, MPF Government and MPF Xtra. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the Financial Condition section and the “Credit and Counterparty Risk - Mortgage Loans” discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Under the MPF Program (for both Original MPF and MPF Government products), PFIs generally market, originate and service qualifying residential mortgages for sale to the Bank. Member banks have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing of mortgage loans, the MPF Program gives control of the functions that relate to credit risk to PFIs. PFIs also may receive a servicing fee if they choose to retain loan servicing rather than transfer servicing rights to a third-party servicer.

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

PFI. Members must specifically apply to become a PFI. The Bank reviews the general eligibility of the member including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added 12 new PFIs in 2012, and as of December 31, 2012, 114 members were approved participants in the MPF Program. Of the Bank’s ten largest members, based on asset size, four members have executed PFI agreements. The Bank purchased mortgage loans totaling $562.8 million during 2012 of which $137.8 million or 24.5% was from one of these four members.

Mortgage Loan Purchases. The Bank and the PFI enter into a Master Commitment which provides the general terms under which the PFI will deliver mortgage loans, including a maximum loan delivery amount, maximum CE amount and expiration date. Mortgage loans are purchased by the Bank directly from a PFI pursuant to a delivery commitment, which is a binding agreement between the PFI and the Bank.

Mortgage Loan Participations. The Bank may sell participation interests in purchased mortgage loans to other FHLBanks, institutional third party investors approved in writing by the FHLBank of Chicago, the member that provided the credit enhancement, and other members of the FHLBank System. The Bank also may purchase mortgage loans from other FHLBanks.

Mortgage Loan Servicing. Under the MPF Program, PFIs may retain or sell servicing to third parties. The Bank does not service loans or own any servicing rights. The FHLBank of Chicago acts as the master servicer for the Bank and has contracted with Wells Fargo Bank, N.A. to fulfill the master servicing duties. The Bank pays the PFI or third-party servicer a servicing fee to perform these duties. The servicing fee is generally 25 basis points for conventional loans.

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs, which have completed all required documentation and training are eligible to offer the product. As of December 31, 2012, 48 PFIs were eligible to offer the product. Of these, 20 PFIs sold $469.3 million of mortgage loans through MPF Xtra for 2012. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

The FHLBank of Chicago, in its role as MPF Provider, provides the programmatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides.

“Mortgage Partnership Finance,” “MPF” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

The Bank helps members meet their Community Reinvestment Act (CRA) responsibilities. Through community investment cash advance programs such as the AHP and the CLP, members have access to subsidized and other low-cost funding. Members use the funds from these programs to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods and help revitalize their communities.
Banking on Business (BOB) Loans

The Bank’s BOB loan program is targeted to small businesses in the Bank’s district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. The original intent of the BOB program was a grant program through members to help facilitate community and economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect repayment of the loans directly from the borrowers, the members remit such amounts to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. In 2012 and 2011, the Bank made $2.2 million and $2.5 million available, respectively, to assist small businesses through the BOB loan program.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with negative outlook/P-1, and S&P has rated them AA+ with negative outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2012 and 2011.

(in millions)	December 31, 2012	December 31, 2011
Consolidated obligation bonds	$34,789.6	$35,134.0
Consolidated obligation discount notes	24,154.3	10,922.0
Total Bank consolidated obligations	$58,943.9	$46,056.0
Total FHLBank System combined consolidated obligations	$687,902.1	$691,867.6

OF.  The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s debt on behalf of the FHLBanks, selects and evaluates underwriters, prepares combined financial statements, and manages the Banks’ relationship with the rating agencies and the U.S. Treasury with respect to the consolidated obligations.

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses to fund advances, the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. In some instances, the Bank swaps its term debt issuance to floating rates through the use of interest rate swaps.

Bonds can be issued through:

•	A daily auction for both bullet (non-callable and non-amortizing) and American-style (callable daily after lockout period expires) callable bonds.

•	A selling group, which typically has multiple lead investment banks on each issue.

•	A negotiated transaction with one or more dealers.

The process for issuing bonds under the three methods above can vary depending on whether the bonds are non-callable or callable. For example, the Bank can request funding through the TAP auction program (quarterly debt issuances that reopen or “tap” into the same CUSIP number) for fixed-rate non-callable (bullet) bonds. This program uses specific maturities that may be reopened daily during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

Consolidated Obligation Discount Notes.  The OF also sells discount notes to provide short-term funds for advances for seasonal and cyclical fluctuations in deposit flows, mortgage financing, short-term investments and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

There are three methods for issuing discount notes:

•	The OF auctions one-, two-, three- and six-month discount notes twice per week and any FHLBank can request an amount to be issued. The market sets the price for these securities.

•
Via the OF’s window program, through which any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term up to 365 days. These securities are offered daily through a consolidated discount note selling group of broker-dealers.

•
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

Capital Resources

Capital Plan.  From its enactment in 1932, the Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act (GLB Act), the statutory subscription-based member stock purchase formula was replaced with requirements for total capital, leverage capital, and risk-based capital (RBC) for the FHLBanks. The FHLBanks were also required to develop new capital plans to replace the previous statutory structure.

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

Bank capital stock may not be publicly traded; it may be issued, exchanged, redeemed and repurchased at its stated par value of $100 per share. Under the capital plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. In the fourth quarter of 2010, the Bank re-instituted repurchases of excess capital stock and since then has repurchased approximately $1.7 billion through December 31, 2012. The Bank also repurchased $300 million in excess capital stock on February 22, 2013. The Bank will make decisions regarding any future repurchases of excess capital stock on a quarterly basis.

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. As of December 31, 2012, the balance in retained earnings was $559.3 million, of which $30.5 million was deemed restricted (see below for additional discussion on restricted retained earnings). The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy.

In 2012, the Bank re-instituted quarterly dividend payments. Bank management and the Board believe that (1) the condition of the Bank’s private label MBS portfolio; (2) the Bank’s overall financial performance and retained earnings levels; (3) the level of retained earnings with respect to the total balance of accumulated other comprehensive income (AOCI) and progress toward the Bank’s retained earnings target; (4) developments in the housing, mortgage and credit markets; (5) positive Generally Accepted Accounting Principles (GAAP) earnings; (6) Market Value of Equity to Par Value of Capital Stock (MV/CS) ratio above 90.0%; and (7) maintenance of adequate excess regulatory capital should all be considered in assessing the Bank’s ability to resume paying a dividend. After considering the metrics described above, the Bank declared an annualized dividend of 0.10% during February, April and July 2012 and 0.43% in October 2012. The Bank also paid a dividend of 0.32% on February 22, 2013. The dividend paid in October 2012 and February 2013 was based on average 3-month LIBOR.

Please see the Capital Resources section and the “Risk Governance” discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCEA) with the other 11 FHLBanks. The JCEA provided that upon satisfaction of the FHLBanks’ obligations to Resolution Funding Corporation (REFCORP), each FHLBank will, on a quarterly basis, allocate 20% of its net income to a separate Restricted Retained Earnings account (RRE) until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, beginning in the third quarter 2011, the Bank allocated 20% of its net income to a separate RRE account. The JCEA further required each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCEA. All 12 FHLBanks completed this process in 2011.

Derivatives and Hedging Activities

The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank may use derivative financial instruments in the following ways: (1) by designating them as a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; or (2) in asset/liability management (i.e., an economic hedge).

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

Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of cost as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank's ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered. Despite these competitive factors, advances rose 32% to $40.5 billion at December 31, 2012 from $30.6 billion at December 31, 2011, primarily driven by increases in short-term and returnable advance borrowings by members seeking more flexibility in managing cash balances. Additional details regarding the advance portfolio are available in the Financial Condition discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, and other secondary market conduits. The MPF Program competes with these alternatives, as well as the MPF Xtra product, on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by an advance from the Bank. As the housing market recovered and mortgage rates were at historic lows, the Bank's volume of conventional, conforming fixed-rate mortgages increased year over year. The increase in Fannie Mae and Freddie Mac’s guarantee fees to fund the payroll tax also may have contributed to elevated volume. For some members, the Bank's capital stock requirement will remain a constraint on MPF Program production going forward. The Bank continues to focus its MPF Program on community and regional institutions.

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

As part of the enhanced prudential standards under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Board of Governors of the Federal Reserve System proposed a rule which would make FHLBank and other GSE debt eligible to meet new liquidity standards. This positive development may enhance the competitive position of FHLBank debt issuances. See the Legislative and Regulatory Developments discussion in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion.

The issuance of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Major Customers

Sovereign Bank, N.A., Chase Bank USA, PNC Bank and Ally Bank each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2012. See further discussion in Item 1A. Risk Factors and the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2012, the Bank had 206 full-time employee positions and three part-time employee positions, for a total of 207.5 full-time equivalents, and an additional 27 contractors. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes.

REFCORP and AHP

As discussed under “Capital Resources” of this Item 1. Business, the FHLBanks are no longer required to pay REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended JCEA, which became effective upon the Finance Agency’s approval, the Bank recognizes 20% of its net income as RRE on a prospective basis. The Amended JCEA and RRE account are discussed in further detail in Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

The FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10% of current year’s net earnings (net income before interest expense related to mandatorily redeemable capital stock). If the Bank experienced a full year net loss, as defined in Note 15 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net earnings in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP and REFCORP assessments, please see the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis and Notes 15 and 16, respectively, in Item 8. Financial Statements and Supplementary Financial Data, both in this Form 10-K.

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

The Bank also makes the Annual Report filed on Form 10-K, Quarterly Reports filed on Form 10-Q, Current Reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2012 Annual Report on Form 10-K as exhibits to this Report.

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

The Bank is subject to legislative and regulatory actions, including a complex body of Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission continue to be impacted by the Dodd-Frank Act. In the absence of remaining final regulations implementing the Dodd-Frank Act, the full extent and nature of that impact cannot be forecasted. For example, regulations mandating clearing of eligible over-the-counter (OTC) derivatives market have recently been finalized and will be implemented in mid-2013. These requirements may increase the Bank's costs to hedge its interest-rate risk exposure. Additional details regarding the Dodd-Frank Act and its implementing regulations are included in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Housing Act was intended to, among other things, address the housing finance crisis, expand the Finance Agency's authority and address GSE reform issues. The Administration and Congress are expected to further address GSE reform in 2013. Depending on the terms, such legislation could have a material effect on the Bank. The Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the Federal deposit insurance system. The Home Affordable Modification Program (HAMP) and related programs have been adopted and additional new programs are also being considered. These programs, including their effects on the mortgage market, may also impact the value of the Bank's MBS holdings. Basel III regulatory initiatives can also impact demand for the Bank's advances.

The FHLBanks are also governed by Federal laws and regulations as adopted by Congress and applied by the Finance Agency. The Finance Agency's extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, redistrict or adjust equities among the FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority in regard to any FHLBank or the potential impact of such action on members' investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. The Finance Agency supervises the Bank and establishes the regulations governing the Bank.

The Bank cannot predict whether new regulations will be promulgated nor the effect of any new regulations on the Bank's operations. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital requirements, an increase in the Banks' cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank.

Since enactment in 1932, the Act has been amended many times in ways that have significantly affected the rights and obligations of the FHLBanks and the manner in which they fulfill their housing finance mission. Future legislative changes to the Act may significantly affect the Bank's business, results of operations and financial condition.

The loss of significant Bank members or borrowers may have a negative impact on the Bank's advances and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank's results of operations and financial condition.

One or more significant Bank members or borrowers could be merged into nonmembers, withdraw their membership or decrease their business levels with the Bank, which could lead to a significant decrease in the Bank's total assets. Membership withdrawal may be due to a move to another FHLBank district. If member institutions are acquired by institutions outside the Bank's district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected, resulting in lower demand for products and services and ultimately requiring the redemption of related capital stock. In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by suspending, or otherwise restricting, dividend payments and repurchases of excess capital stock, raising advance rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank's size and profitability at the time the financial institution ceases to be a borrower.

At December 31, 2012, the Bank's five largest customers, Sovereign Bank, PNC Bank, TD Bank, N.A., Ally Bank, and Chase Bank USA accounted for 77% of its TCE and owned 54% of its outstanding capital stock. Of these members, Sovereign Bank, PNC Bank, Ally Bank and Chase Bank USA each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding loans, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan levels and TCE balances as well as a decrease in demand for its products and services, all of which would impact the Bank's financial condition and results of operations.

See further discussion in the “Credit and Counterparty Risk - TCE and Collateral” section of Risk Management in Item 7. Management's Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

The availability of alternative funding sources that are more attractive than those funding products offered by the Bank may significantly decrease the demand for advances. Any changes made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease advance profitability. A decrease in advance demand or a decrease in the Bank's profitability on advances could negatively affect its financial condition and results of operations.

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

The FHLBanks also compete with the U.S. Treasury, Fannie Mae and Freddie Mac, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank's ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank's financial condition and results of operations.

Continued global financial market disruptions that were experienced during 2012, combined with the pace of recovery from the recession that began in 2008, minimal new job creation, and a still-recovering housing market, have sustained the uncertainty and unpredictability the Bank faces in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

The Bank's business and earnings are affected by international, domestic and district-specific business and economic conditions. These economic conditions, which may also affect counterparty and members' business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates.

During the financial crisis, global financial markets suffered significant illiquidity, increased mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market and interest rate fluctuations. These disruptions resulted in the bankruptcy or acquisition of numerous major financial institutions and diminished overall confidence in the financial markets. Additionally, the U.S. housing market and the commercial real estate market experienced declines into 2011. There was also a loss of jobs, all of which contributed to the national recession, resulting in increased delinquencies and defaults on mortgage assets and reducing the value of the collateral securing these assets. In combination, these circumstances could increase the possibility of under-collateralization of the advance portfolio and the risk of loss. Due to these factors, in 2011 the Bank increased its allowance for loan losses on its mortgage loan portfolio. Overall stabilization in housing prices in 2012 resulted in a nominal decline in the Bank's allowance for loan losses on this portfolio. OTTI losses, which decreased in 2012, could increase if various housing market indicators became negative. Additional realized losses could be recognized if the Bank was forced to liquidate MBS. The financial markets have also reflected this uncertainty via both the equity and fixed income markets. The sovereign debt crisis in Europe sparked a flight to quality through 2012, as investors questioned the stability of the European Union. By late 2012, concerns over the European sovereign debt issues and related banking crisis had decreased. However, the European debt crisis has affected the credit quality of those counterparties and limited the global counterparties with whom the Bank does business.

The December 31, 2012 “fiscal cliff” was narrowly averted by Congress and the U.S. debt ceiling was temporarily raised in January 2013, extending it out three months. However, a longer-term agreement must still be reached. In addition, the three-month extension still does not address spending cuts and the need to reduce the federal deficit. On March 1, 2013, automatic across-the-board federal budget cuts, the process referred to as “sequestration”, started. The immediate impact to financial markets of these discretionary spending reductions is uncertain; however, if they prove to be an impediment to future U.S. economic growth, the Bank’s financial condition and results of operations could be affected.

The Bank is affected by the global economy through member ownership and investor appetite. Changes in perception regarding the stability of the U.S. economy, the creditworthiness of the U.S. government, the degree of government support of financial institutions or the depletion of funds available for investment by overseas investors could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt. The Bank experienced a decline in its debt costs during 2012 as investors increased demand for more stable, high-quality investments.

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

U.S. state and municipal governments continue to experience significant budgetary problems. These entities may be forced to cut expenses, raise taxes, or both. The expense reductions could include reduced government employment levels. Any of the above actions or the inability of state and municipal governments to address budgetary problems could have a negative effect on the economy. Many of these government entities have already suffered credit downgrades and funding challenges over the past several years. Many member banks invest in securities of, or lend directly to, these state and municipal government entities; these members could be negatively impacted by additional credit deterioration.

The Bank's AHP and other related community investment programs may be severely affected if the Bank's annual net income is reduced or eliminated. In addition, programs may be negatively impacted if the Bank is unable to perform its public policy purpose in a meaningful way.

To support its mission, the Bank administers various programs that provide funding for housing and economic development in the communities served by its members, including the AHP. The Bank is required to establish an AHP. The Bank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households.

If the Bank experienced a net loss for a full year, as defined in Note 16 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation is less than $100 million for all 12 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank's net income in relation to the net income of all FHLBanks for the previous year. Each FHLBank's required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2012, out of a total of $688 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $59 billion, or approximately 8.6% of the total.

The Finance Agency at its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. For example, if the assets of an FHLBank are insufficient to satisfy all of its direct obligations on its outstanding consolidated obligations, the Finance Agency could allocate the outstanding liability among the other FHLBanks on a pro-rata or other basis. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank's financial condition and results of operations.

The Bank or any other FHLBank may be required to, or may voluntarily decide to, provide financial assistance to one or more other FHLBanks. The Bank could be in the position of either receiving or providing such financial assistance, which could have a material effect on the Bank's financial condition and the members' investment in the Bank.

As of March 13, 2013, FHLBank System consolidated obligation bonds have been assigned Aaa/Negative Outlook and AA+/Negative Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. All FHLBanks except the FHLBank of Seattle have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively, and a long-term rating of Aaa/Negative Outlook and AA+/Negative Outlook by Moody's and S&P, respectively. On September 20, 2012, S&P lowered the FHLBank of Seattle's long-term issuer credit rating to AA/Negative Outlook from AA+/Negative Outlook. Their short-term rating remains unchanged at a-1+. These ratings indicate that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. Government could be lowered further by at least one NRSRO at some point in the future. If the NRSROs have concerns regarding the debt ceiling limit issue noted above, they may consider an additional downgrade. This could adversely affect the Bank's costs of doing business as described above. In addition, further downgrades could negatively impact the Bank's reputation and may result in heightened scrutiny by the regulator.

Additional ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. In some states, acceptance of the Bank's letters of credit as collateral for public funds deposits requires a AAA rating from at least one rating agency. If all the NRSROs downgrade their ratings as described above, the Bank's letters of credit business in those states may be affected and the amount of the Bank's letters of credit may be reduced, both of which could negatively affect financial condition and results of operations. The Bank's costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AA+.

The Bank invests in MBS and is subject to risks regarding credit deterioration, due diligence and monitoring of the MBS, particularly concerning the private label portion of the portfolio. The higher than expected level of credit risk of the MBS portfolio increases the cash flow uncertainty of these investments. The Bank is also subject to the risk that MBS servicers may fail to perform their obligations to service mortgage loans as collateral for MBS. These risks have adversely impacted the Bank's results of operations and capital position and are likely to continue to do so during 2013.

The Bank invests in MBS, including agency and private label MBS. The private label category of these investments carries a significant amount of risk, relative to other investments within the Bank's portfolio. The private label MBS portfolio accounted for 4.1% of the Bank's total assets at December 31, 2012 and 20.3% of the Bank's total interest income for 2012.

MBS are backed by residential mortgage loans, the properties of which are geographically diverse, but may include exposure in some areas that experienced a rapid decline in property values. The MBS portfolio is also subject to interest rate risk, prepayment risk, operational risk, servicer risk and originator risk, all of which can have a negative impact on the underlying collateral of the MBS investments. The rate and timing of unscheduled payments and collections of principal on mortgage loans serving as collateral for these securities are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit, loan modifications and other economic, demographic, geographic, tax and legal factors.

The Bank holds investments in private label MBS which, at the time of purchase, were in senior tranches with the highest long-term debt rating. However, most of those securities have subsequently been downgraded, in some cases below investment grade. See details of this activity in the “Credit and Counterparty Risk-Investments” section of Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K. Throughout 2012, all types of private label MBS experienced delinquencies and loss severities, with the Prime portfolio experiencing the majority of credit-related OTTI charges. The Bank recorded $9.0 million and $1.1 million of credit-related OTTI charges on Prime and Alt-A private label MBS, respectively, during 2012. The Bank also experienced actual cash shortfalls with respect to certain private label MBS. If delinquencies or default rates on mortgages increase, or there is an additional decline in residential real estate values, the Bank could experience reduced yields and additional OTTI credit and noncredit losses on its private label MBS portfolio. During 2012, the U.S. housing market displayed some signs of stabilization. However, some markets continued to experience price depreciation, and rising delinquency and default rates. If delinquency or loss rates on mortgages or home equity loans increase in 2013, or residential real estate values decline further, the Bank could experience additional material credit-related OTTI losses on its investment securities, which would negatively affect the Bank's financial condition, results of operations and its capital position.

As discussed above the Bank recorded credit related OTTI charges on private label MBS in 2012; however, the Bank has not recorded significant OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities). See the “Credit and Counterparty Risk - Other-Than-Temporary Impairment” discussion in Risk Management in Item 7. Management's Discussion and Analysis and Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for discussion regarding OTTI analysis and conclusions.

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

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 5.5% of the Bank's total assets as of December 31, 2012 and approximately 23.0% of the Bank's total interest income in 2012. In contrast to the Bank's traditional member loan business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. The Finance Agency recently announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing of their home mortgage. Other agencies have also implemented programs over the last few years aimed at preventing foreclosure, including HAMP and the Principal Reduction Alternative. The Bank offers a loan modification program for is MPF Program loans. Currently, the Bank does not anticipate the HARP changes, the Bank's MPF loan modification program or the existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes, as well as any new programs at either the federal or state level, may change that perspective.

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

The MPF loan portfolio is analyzed for risk of loss through the allowance for loan losses process. If delinquency and loss rates on MPF loans increase, or there are additional declines in residential real estate values, the Bank will likely experience increases in the allowance for loan losses on its MPF loan portfolio.

As a part of the MPF Program, mortgage loans with an LTV ratio of 80% or greater are required to have Primary Mortgage Insurance (PMI) to provide a limited amount of credit protection to the Bank. PMI companies have experienced significant credit deterioration due to the mortgage crisis. As a result, the allowance for loan losses was revised to reflect reduced projected claim payments and, accordingly, related loan losses increased in 2012. If this trend continues and PMI companies are unable to pay claims at the contractual rate, additional loan losses could occur.

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

If FHLBank of Chicago changes or ceases to operate the MPF Program, this would have a negative impact on the Bank's mortgage purchase business, and, consequently, a related decrease in the Bank's financial condition and results of operations. Additionally, if FHLBank of Chicago or its third party vendors experiences operational difficulties, such difficulties could have a negative impact on the Bank's financial condition and results of operations.

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

The Bank is subject to various market risks, including interest rate risk, liquidity risk, and prepayment risk.

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

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank's income. However, market movements and volatility affecting the valuation of instruments in hedging relationships can cause income volatility in the form of hedge ineffectiveness. Should the use of derivatives be further limited as a result of derivative clearing regulation or other efforts, with that activity being replaced with a higher volume of debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities. Changes in the evaluation of derivative mark-to-market positions could also result in additional hedge ineffectiveness and affect the Bank's income and balance sheet management. See additional discussion in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank's mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time. While these prepayments would reduce the asset balance, the associated debt may remain outstanding (i.e., debt overhang). Additionally, there could be a weakening of the underlying credit of the collateral supporting the MBS portfolio, increasing the potential for the Bank to experience a credit loss. Historically, the most sizeable adverse market value movements affecting the Bank have been caused by the private label MBS portfolio.

The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank's liquidity. In addition, if the Bank's ability to access the long-term debt markets would be limited, this may have a material adverse effect on its results of operations and financial condition, as well as its ability to fund operations, including advances.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term advances, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance requiring up to 15 days of liquidity, depending on the scenario. See the Liquidity and Funding Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K for additional information on the Finance Agency guidance.

The ability to obtain funds through the sale of consolidated obligations depends in part on current conditions in the capital markets, which are beyond the Bank's control. Accordingly, the Bank may not be able to obtain funding on acceptable terms, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations.

The U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate and conditions of consolidated obligations issued by the FHLBanks. The U.S. Treasury can, at any time, impose either limits or changes in the manner in which the FHLBanks may access the capital markets. For example, the U.S. Treasury could require the Bank to hold additional liquidity, which could adversely impact the type, amount and profitability of various loan products the Bank could make available to its members.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge interest rate and other risks. As a result, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Cleared swaps will be subject to new requirements including mandatory reporting, record-keeping and documentation requirements established by applicable regulators, and initial variation margin requirements established by the clearinghouse and its clearing members. Recently issued guidance from the Commodity Futures Trading Commission (CFTC) also addresses treatment of customer collateral for cleared swaps and additional protections for such collateral. The Dodd-Frank Act also is changing the regulatory landscape for uncleared derivative trades. These trades will also be subject to similar new requirements as those for cleared trades.

The Bank's ability to achieve its risk management objectives may be materially impacted by this regulation or other regulations implemented under the Dodd-Frank Act that regulate derivatives. Clearing requirements could also negatively impact the Bank's cost of funds which could have a material impact on the Bank's results of operations and financial condition. For additional details regarding the regulations and requirements regarding cleared and uncleared derivative trades, see the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Administration and Congress are expected to continue deliberating GSE reform in 2013. The outcome of those deliberations and resulting legislation, if any, could have a material impact on the issuance of and costs associated with FHLBank debt. Additional discussion regarding 2013 ongoing GSE reform efforts is available in the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

The Bank makes significant use of business and financial models for managing risk. For example, the Bank uses models to measure and monitor exposures to interest rate and other market risks and credit risk, including prepayment risk. A credit scoring model is also used in part as a basis for credit decisions. The Bank also uses models in determining the fair value of certain financial instruments. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products and in financial reporting.

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. The Bank's models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models or incorrect data being used by the models. The risk metrics, valuations, OTTI and loan loss reserve estimations produced by the Bank's models may be different from actual results, which could adversely affect the Bank's business results, cash flows, fair value of net assets, business prospects and future earnings. Outdated information or inaccurate internal scoring could result in poor credit decisions. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. Changes to the Bank’s model inputs could occur due to changes in market participants’ valuation practices, such as the Bank beginning to use the Overnight Index Swap (OIS) discounting for certain derivative trades as of December 31, 2012.

If the models are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective. See Quantitative Disclosures Regarding Market Risk - The Bank's Market Risk Model discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K for more information.

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank's member, derivative, money market or other counterparties, which could adversely affect the Bank's results of operations or financial condition.

In recent years, some of the Bank's members (or their affiliates), as well as derivative, money market and other counterparties, have experienced various degrees of financial distress, including liquidity constraints, credit downgrades or bankruptcy. The instability of the financial markets during the credit crisis resulted in many financial institutions becoming significantly less creditworthy, exposing the Bank to increased member and counterparty risk and risk of default. Changes in market perception of the financial strength of various financial institutions can occur very rapidly and can be difficult to predict. Over the past several years, in a departure from historical experience, the pace at which financial institutions (including FDIC-insured institutions) have moved from having some financial difficulties to failure has been at increased levels. Consequently, the Bank faces an increased risk that a counterparty or member failure will result in a financial loss to the Bank.

The Bank faces credit risk on advances, mortgage loans, investment securities, derivatives, certificates of deposit, commercial paper and other financial instruments. The Bank protects against credit risk on advances through credit underwriting standards and collateralization. In addition, under certain circumstances the Bank has the right to obtain additional or substitute collateral during the life of an advance to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for loans. The Bank is also allowed to make loans to nonmember housing associates and requires them to deliver adequate collateral.

The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its value. This value can be based on either book value or market value, depending on the nature and form of the collateral being pledged. The volatility of market prices and interest rates could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value. With respect to TCE, including advances, the Bank's policies require the Bank to be over-collateralized. In addition, all advances are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on advances is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

In 2012, 51 FDIC-insured institutions have failed across the country. Though the number of failures in 2012 was lower than 2011, the financial services industry has generally experienced an increase in both the number of financial institution failures and the number of mergers and consolidations in recent years. If member institution failures and mergers or consolidations occur affecting the Bank's district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank's district. The resulting loss of business could negatively impact the Bank's financial condition and results of operations, as well as the Bank's operations in general. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution's obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations and the operational cost of liquidating the collateral. The Bank experienced two member failures in 2012. All credit obligations owed to the Bank by the failed institutions were promptly paid off in full and the Bank did not incur any loan losses as a result of the failures.

The Bank expanded its number of insurance company members in 2012. There are several unique risks the Bank may be exposed to regarding members in the insurance industry. Because insurance companies are domiciled and regulated at the state level, the liquidation process for a failed insurance company may be extended beyond what is typical for a depository institution. In its credit underwriting and collateral practices, the Bank takes steps to mitigate this risk, including limiting the types of eligible collateral and establishing over-collateralization levels to address risk of collateral volatility.

The Bank follows guidelines established by its Board on unsecured extensions of credit which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. government and other FHLBanks. The Bank's primary unsecured credit exposure includes Federal funds and money market exposure as well as the unsecured portion of any derivative transaction. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency of a major counterparty or the inability of a major counterparty to meet its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank's financial condition and results of operations. Recently, more counterparties have been assigned a lower investment grade rating. Further deterioration could make these institutions ineligible to do business with the Bank, reducing the number of counterparties with which the Bank can conduct business activity. The European debt crisis has affected the credit quality of those counterparties and limited the global counterparties with whom the Bank does business.

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

Due to the ongoing financial market stress, to the extent the number of high quality counterparties available for hedging transactions decreases, the Bank's ability to enter into hedging transactions may be constrained. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank's credit risk position and the loan products the Bank can offer to members. The European debt crisis has affected the credit quality of those counterparties and limited the global counterparties with whom the Bank does business. The Bank has limited its investment activity with all European counterparties to overnight maturities only and requires all derivatives to be collateralized.

For additional discussion regarding the Bank's credit and counterparty risk, see the “Credit and Counterparty Risk” discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Bank may fail to maintain a sufficient level of retained earnings, fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank's ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership. This designation may also negatively impact the Bank's high credit rating provided by certain NRSROs and could hinder the achievement of the Bank's economic/community development mission.

The Bank is required to maintain sufficient permanent capital, defined as capital stock plus retained earnings, to meet its combined RBC requirements. These requirements include components for credit risk, market risk and operational risk. Each of the Bank's investments carries a credit RBC requirement that is based on the rating of the investment. As a result, ratings downgrades or credit deterioration of individual investments cause an increase in the total credit RBC requirement. Additionally, the market values on private label MBS have a significant impact on the market RBC requirement. The Bank is also required to maintain certain regulatory capital and leverage ratios, which it has done. Any violation of these requirements will result in prohibitions on stock redemptions and repurchases and dividend payments.

Under the Finance Agency's final Prompt Correct Action Regulation (PCA Regulation), if the Bank becomes undercapitalized either by failing to meet its regulatory capital requirements, by the Finance Agency exercising its discretion to categorize an FHLBank as undercapitalized or by the Bank failing to meet any additional Finance Agency-imposed minimum capital requirements, it will also be subject to asset growth limits. This is in addition to the capital stock redemption, excess capital stock repurchase and dividend prohibitions noted above. If it becomes significantly undercapitalized, it could be subject to additional actions such as replacement of its Board and management, required capital stock purchase increases and required asset divestiture. The regulatory actions applicable to an FHLBank in a significantly undercapitalized status may also be imposed on an FHLBank by the Finance Agency at its discretion on an undercapitalized FHLBank. Violations could also result in changes in the Bank's member lending, investment or MPF Program purchase activities and changes in permissible business activities, as well as restrictions on dividend payments and capital stock redemptions and repurchases. See the Capital Resources discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for further information.

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

In December 2008, the Bank announced the voluntary suspensions of dividend payments and repurchases of excess capital stock, until further notice. Dividend payments were restored in 2012 and were paid in each quarter of 2012 as well as first quarter 2013. The Bank may pay dividends significantly lower than historical rates as the Bank builds retained earnings and lowers its risk profile. Separately, payment of dividends could also be suspended if the principal and interest due on any consolidated obligation has not been paid in full or if the Bank becomes unable to comply with regulatory capital or liquidity requirements or satisfy its current obligations.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied the REFCORP obligation and the Bank entered into an amended JCEA with the other 11 FHLBanks. The amended JCEA provides for each FHLBank to establish a restricted retained earnings (RRE) Account. Beginning in third quarter 2011, each FHLBank began allocating 20% of its pre-assessment income in the RRE account.

Beginning in late 2010, the Bank reinstated partial excess stock repurchases. The Bank executed these partial repurchases throughout 2011 and 2012, as well as in first quarter 2013. Decisions on further repurchases of excess capital stock will be made on a quarterly basis. The Bank was in compliance with all of its capital requirements at December 31, 2012.

The Finance Agency issued a notice of proposed rulemaking in October 2012 which would require the FHLBanks to conduct annual stress tests, which will be used to evaluate each FHLBank's capital adequacy under various economic conditions and financial conditions. Each FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and Federal Reserve. See the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for additional details.

Ineffective or inadequate Bank governance, risk identification and management may negatively impact the Bank's results of operations and financial condition.

The Bank is subject to the risk of ineffective or inadequate leadership or governance. Management could: make poor business decisions, or make decisions based on inaccurate or incomplete data; adopt ill-formed policy without understanding the implications to the Bank and its members; fail to identify and properly manage and mitigate risks to the Bank, all of which could negatively impact the Bank's results of operations and financial condition. The Bank develops and monitors a periodic strategic plan, an annual operating plan and an ongoing financial forecast to generate the proper level of information and background with which to manage the Bank effectively and identify risks and concerns to be monitored. Improper alignment of the Bank's strategic plan and operating plan with the Bank's risk profile and appetite may result in inconsistent management or governance.

The Bank's accounting policies and methods are fundamental to how the Bank reports its market value of equity, financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain.

The Bank has identified several accounting policies as being critical to the presentation of its financial statements because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the Bank's determination of fair values, accounting for derivatives, and accounting for OTTI for investment securities, among others. Additional information is included in the Critical Accounting Polices section in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

Regulatory changes are resulting in necessary updates to the Bank's current computer information systems in order to support the requirements. Given the timing of these requirements, changes to the Bank's existing infrastructure may not be fully implemented and the Bank may need to implement work-arounds, at least in the short term.

The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber-security risks and cyber incidents. Although the Bank has security measures in place and devotes significant resources to protect the security of the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers), corrupt data or cause operational disruption. This may result in a violation of privacy or other laws, and the Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, financial loss, litigation and reputational damage.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1301 Pennsylvania Avenue, Washington, DC 20004; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 435 N. DuPont Highway, Dover, Delaware 19904; (4) 1286 Suncrest Town Center, Morgantown, WV 26505; and (5) 580 and 768 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBank of Atlanta. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

Item 3: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court which is the Court of Common Pleas of Allegheny County, Pennsylvania (Court) for the recovery of the Bank’s losses relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 10.2% and 5.5% of the Bank’s capital stock as of December 31, 2012 and December 31, 2011 respectively.

On October 2, 2009, the Bank filed a complaint in the Court against: The McGraw-Hill Companies, Inc.; Fitch, Inc.; Moody’s Corporation; and Moody’s Investors Service, Inc., the rating agencies for the recovery of losses related to certain private label MBS bonds purchased by the Bank in the aggregate original principal amount of approximately $640.0 million. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of Federal securities laws.

On October 13, 2009, the Bank filed a complaint in the Court against: Countrywide Securities Corporation, Countrywide Home Loans, Inc., various other Countrywide related entities; Moody’s Corporation; Moody’s Investors Service, Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. for the recovery of losses related to five Countrywide private label MBS bonds in the aggregate original principal amount of approximately $366.0 million. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of state and Federal securities laws.

The defendants in each of the private label MBS lawsuits discussed above filed motions to dismiss with the Court. By order dated November 29, 2010, the Court determined that the Bank’s claims against the majority of defendants can continue and the litigation is in the discovery phase.

Countrywide and J.P. Morgan defendants filed motions for partial summary judgment, and a hearing on the motions was held on April 24, 2012. On November 26, 2012, the Court issued the following rulings: (1) defendant Countrywide entities' motion for partial summary judgment based on the one-year statute of limitations of the Bank's claims under federal and state securities laws was granted; (2) defendant J.P. Morgan entities' motion for partial summary judgment based on the Bank's claims under state securities laws was denied as to defendant J.P. Morgan Securities LLC and was granted as to the remaining J.P. Morgan defendants; (3) defendant J.P. Morgan entities motion for partial summary judgment based on the one-year statute of limitations of the Bank's claims under federal securities laws was denied. In its order, the Court dismissed claims relating to three J.P. Morgan securities that the Bank did not have at issue before the Court. The Bank maintains its claims against Countrywide entities for fraud and negligent misrepresentation; against J.P. Morgan entities for fraud, negligent misrepresentation and state and federal securities law claims not otherwise dismissed by the Court; and against the ratings agencies for fraud.

On December 12, 2012, defendant J.P. Morgan filed a Motion for Reconsideration in one of the two cases of the November 26, 2012 ruling again seeking partial summary judgment of the Bank's federal securities law claims in one of the two lawsuits the Bank filed on September 23, 2009.

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

PART II – OTHER INFORMATION

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. As previously discussed, in the fourth quarter of 2010, the Bank re-instituted repurchases of excess capital stock and has repurchased approximately $1.7 billion through December 31, 2012. On February 22, 2013, the Bank repurchased excess capital stock of $300 million. For this repurchase, the amount of excess capital stock repurchased from any member was the lesser of approximately 15% of the member’s total capital stock outstanding or its excess capital stock outstanding.

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the capital plan. Par value of each share of capital stock is $100. As of December 31, 2012, 294 members and 16 nonmembers owned Bank capital stock. These 16 nonmembers consisted of nine former members who merged with nonmembers, three former members placed in receivership by the FDIC resulting in the cancellation of the members’ charters, and two members who voluntarily dissolved their charters. In addition, one institution’s charter was converted to an uninsured trust company, which is ineligible for membership, and was acquired by a nonmember. Finally, one institution moved its principal place of business out of the Bank’s district. The total number of shares of capital stock outstanding as of December 31, 2012 was 32,475,313 of which members held 28,159,651 shares and nonmembers held 4,315,662 shares.

As previously discussed, the Bank re-instituted dividend payments in 2012. In February, April, and July 2012, the Bank paid a dividend equal to an annual yield of 0.10%. In October 2012, the Bank paid a dividend equal to an annual yield of 0.43%, which was based on average 3-month LIBOR. On February 22, 2013, the Bank paid a dividend equal to an annual yield of 0.32%, which was based on average 3-month LIBOR for the fourth quarter 2012. The dividend in each period was calculated on stockholders’ average balances for the previous quarter. See the “Excess Capital Stock and Dividends” section in Capital Resources in Item 7. Management’s Discussion and Analysis in this Form 10-K for information concerning the Bank’s ability to pay dividends and the Bank’s current retained earnings and dividend policy.

See Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statement of Income data for 2012, 2011 and 2010, and the Condensed Statement of Condition data as of December 31, 2012 and 2011 are derived from the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Statement of Income data for 2009 and 2008 and the Condensed Statement of Condition data as of December 31, 2010 and 2009 are derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2010 Form 10-K. The Condensed Statement of Condition data as of December 31, 2008 is derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2009 Form 10-K.

Condensed Statement of Income

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010	2009	2008
Net interest income	$209.8	$154.4	$233.3	$264.0	$281.9
Provision (benefit) for credit losses	0.4	10.0	(2.4)	(2.6)	7.1
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(11.4)	(45.1)	(158.4)	(228.5)	—
Realized losses on OTTI securities (2)	—	—	—	—	(266.0)
Net gains (losses) on derivatives and hedging activities	10.7	(5.7)	(4.7)	12.0	66.3
Net realized gains (losses) from sale of available-for-sale (AFS) securities	—	7.3	8.3	(2.2)	—
Net realized gains from sale of held-to-maturity (HTM) securities	—	—	—	1.8	—
Losses on extinguishment of debt (3)	—	—	(12.3)	—	—
Other income, net	7.8	10.5	11.0	12.5	7.5
Total other income (loss)	7.1	(33.0)	(156.1)	(204.4)	(192.2)
Other expense	72.3	65.0	68.3	99.6	56.2
Income (loss) before assessments	144.2	46.4	11.3	(37.4)	26.4
Assessments (4)	14.5	8.4	3.0	—	7.0
Net income (loss)	$129.7	$38.0	$8.3	$(37.4)	$19.4
Earnings (loss) per share (5)	$4.28	$1.05	$0.21	$(0.93)	$0.48

Dividends (6)	$5.8	$—	$—	$—	$145.2
Dividend payout ratio	4.30%	—%	—%	—%	748.5%
Return on average equity	3.75%	0.98%	0.21%	(0.98)%	0.45%
Return on average assets	0.23%	0.07%	0.01%	(0.05)%	0.02%
Net interest margin (7)	0.37%	0.30%	0.39%	0.35%	0.29%
Regulatory capital ratio (8)	5.89%	7.44%	8.28%	6.76%	4.59%
Total capital ratio (at period-end) (9)	5.31%	6.47%	7.79%	5.69%	4.55%
Total average equity to average assets	6.02%	7.53%	6.00%	5.03%	4.40%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Represents OTTI losses recognized in earnings equal to the difference between amortized cost basis and fair value of the security. The Bank adopted amended OTTI guidance effective January 1, 2009. See Note 2 in the Notes to Financial Statements in Item 8 of the Bank’s 2011 Form 10-K.
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
(6) The Bank temporarily suspended dividend payments, effective December 2008. During 2012, the Bank paid a dividend of 0.10% annualized on February 23, 2012, April 30, 2012, and July 31, 2012 and 0.43% annualized on October 31, 2012.
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

Condensed Statement of Condition

	December 31,
(in millions)	2012	2011	2010	2009	2008
Cash and due from banks	$1,350.6	$634.3	$143.4	$1,418.8	$67.6
Investments(1)	19,057.3	16,639.5	18,751.7	17,173.5	21,798.1
Advances	40,497.8	30,604.8	29,708.4	41,177.3	62,153.4
Mortgage loans held for portfolio, net(2)	3,532.5	3,883.1	4,483.0	5,162.8	6,165.3
Prepaid REFCORP assessment	—	—	37.6	39.6	39.6
Total assets	64,616.3	51,994.3	53,386.7	65,290.9	90,805.9
Consolidated obligations, net:
Discount notes	24,148.5	10,921.5	13,082.1	10,208.9	22,864.3
Bonds	35,135.6	35,613.0	34,129.3	49,103.9	61,398.7
Total consolidated obligations, net(3)	59,284.1	46,534.5	47,211.4	59,312.8	84,263.0
Deposits	999.9	1,099.7	1,167.0	1,284.3	1,486.4
Mandatorily redeemable capital stock	431.6	45.7	34.2	8.3	4.7
AHP payable	24.5	13.6	13.6	24.5	43.4
Capital stock - putable	2,816.0	3,389.9	3,986.9	4,018.0	3,981.7
Retained earnings(4)	559.3	435.3	397.3	389.0	170.5
AOCI	53.7	(162.3)	(223.3)	(693.9)	(17.3)
Total capital	3,429.0	3,662.9	4,160.9	3,713.1	4,134.9
Notes:
(1) Includes trading, AFS and HTM investment securities, Securities purchased under agreements to resell, Federal funds sold, and interest-bearing deposits.
(2) Net of allowance for loan losses of $14.2 million, $14.3 million, $3.2 million, $2.7 million, and $4.3 million at December 31, 2012 through 2008, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $687.9 billion, $691.9 billion, $796.4 billion, $930.6 billion, and $1.3 trillion at December 31, 2012 through 2008, respectively.
(4) Includes $528.8 million and $430.8 million of unrestricted retained earnings and $30.5 million and $4.5 million of RRE at December 31, 2012 and 2011, respectively. Prior to 2011, all retained earnings were unrestricted.

Adjusted Earnings. Adjusted earnings are considered to be a non-GAAP measurement. Results based on this definition of adjusted earnings are presented below.

Because of the nature of (1) OTTI credit charges, (2) gains (losses) on sales of OTTI securities, and (3) other expense resulting from Lehman-related activity, the Bank believes that adjusting net income for these items, including applicable assessments, and evaluating these results as adjusted (which the Bank defines as “adjusted earnings”) is important to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods.

The Bank’s primary business operations include the following: lending to members (advances); maintaining an investment portfolio for liquidity, derivative counterparty collateral, and earnings purposes; participating in the MPF Program by purchasing mortgage loans originated by or through members; offering other credit and noncredit products to members, including letters of credit, affordable housing grants, securities safekeeping, and deposit products and services; issuing consolidated obligations to fund the Bank’s operations in these programs; and providing funding for housing and economic development in its district’s communities.

Statement of Income
Reconciliation of GAAP Earnings to Non-GAAP Adjusted Earnings

	Year Ended December 31, 2012
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$209.8	$—	$209.8
Provision for credit losses	0.4	—	0.4
Other noninterest income (loss):
Net OTTI losses, credit portion	(11.4)	11.4	—
Net gains on derivatives and hedging activities	10.7	—	10.7
Other income, net	7.8	—	7.8
Total other noninterest income	7.1	11.4	18.5
Other expense	72.3	—	72.3
Income before assessments	144.2	11.4	155.6
Assessments	14.5	1.1	15.6
Net income	$129.7	$10.3	$140.0
Earnings per share	$4.28	$0.34	$4.62

Return on average equity	3.75%	0.29%	4.04%
Return on average assets	0.23%	0.01%	0.24%

	Year Ended December 31, 2011
(in millions)	GAAP Earnings	Lehman-related Activity	Private Label MBS Activity	Non-GAAP Adjusted Earnings
Net interest income	$154.4	$—	$—	$154.4
Provision for credit losses	10.0	—	—	10.0
Other noninterest income (loss):
Net OTTI losses, credit portion	(45.1)	—	45.1	—
Net losses on derivatives and hedging activities	(5.7)	—	—	(5.7)
Net realized gains on AFS securities	7.3	—	(7.3)	—
Other income, net	10.5	—	—	10.5
Total other noninterest income (loss)	(33.0)	—	37.8	4.8
Other expense	65.0	1.9	—	66.9
Income (loss) before assessments	46.4	(1.9)	37.8	82.3
Assessments	8.4	(0.2)	7.6	15.8
Net income (loss)	$38.0	$(1.7)	$30.2	$66.5
Earnings (loss) per share	$1.05	$(0.05)	$0.83	$1.83

Return on average equity	0.98%	(0.06)%	0.78%	1.70%
Return on average assets	0.07%	(0.01)%	0.07%	0.13%

	Year Ended December 31, 2010
(in millions)	GAAP Earnings	Private Label MBS Activity	Non-GAAP Adjusted Earnings
Net interest income	$233.3	$—	$233.3
Benefit of credit losses	(2.4)	—	(2.4)
Other noninterest income (loss):
Net OTTI losses, credit portion	(158.4)	158.4	—
Net losses on derivatives and hedging activities	(4.7)	—	(4.7)
Net realized gains from sale of AFS securities	8.3	(8.3)	—
Losses on extinguishment of debt	(12.3)	—	(12.3)
Other income, net	11.0	—	11.0
Total other income (loss)	(156.1)	150.1	(6.0)
Other expense	68.3	—	68.3
Income before assessments	11.3	150.1	161.4
Assessments	3.0	39.8	42.8
Net income	$8.3	$110.3	$118.6
Earnings per share	$0.21	$2.73	$2.94

Return on average equity	0.21%	2.77%	2.98%
Return on average assets	0.01%	0.18%	0.19%

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology risks; and timing and volume of market activity.

This Management’s Discussion and Analysis should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data and footnotes and Item 1A. Risk Factors included herein.

Executive Summary

Overview. Although the economy showed signs of weakness during 2012, there was improvement during the fourth quarter in housing and consumer spending. Job creation was steady in 2012; however, unemployment remained elevated at 7.8% at year-end and wage growth remained weak. The “fiscal cliff” negotiations became prominent at the end of 2012, and the resulting tax increases may impact consumer spending going forward, although the macro-economic impact may be offset by continued improvement in the job market. On March 1, 2013, automatic across-the-board federal budget cuts, the process referred to as “sequestration”, started. If these discretionary spending reductions prove to be an impediment to future U.S. economic growth, the Bank’s financial condition and results of operations could be affected. Weak global demand is expected to decrease exports and, as a result, Gross Domestic Product (GDP) is forecast to grow at a moderate pace over the next few quarters. It is uncertain whether the sovereign debt resolutions will provide long-term stability in Europe, but the markets have received the trends positively, which pushed LIBOR rates lower during 2012. Concerns over the long-term economic outlook remain, and Fed actions have been effective at keeping interest rates low.

The Bank’s financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During 2012, the Bank’s average advance portfolio increased approximately 24% from 2011, while net income rose to $129.7 million, compared with $38.0 million in 2011. In February, April and July 2012, the Bank declared quarterly dividends of 10 basis points (on an annualized basis) and increased this dividend to 43 basis points in October 2012. The Bank repurchased a total of $777 million in excess capital stock in 2012. In addition, in February 2013 the Bank paid a quarterly dividend of 32 basis points on an annualized basis and repurchased $300 million of excess capital stock. The dividend paid in October 2012 and February 2013 was based on average 3-month LIBOR. The Bank has repurchased $2 billion in excess capital stock over the past ten quarters.

Interest Rate Environment. During 2012, the Fed's purchases of U.S. Treasuries and mortgage bonds kept rates low. Benchmark U.S. Treasury rates traded in a tight range of approximately 5 to 25 basis points throughout the fourth quarter 2012 with the back end of the curve steeper compared to the third quarter 2012. In December 2012, the Federal Open Market Committee (FOMC) announced that it will link future monetary policy tightening to threshold levels on unemployment and inflation.

The interest rate environment significantly impacts the Bank’s profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank’s advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank’s earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on short-term investments will be limited in light of the Federal Reserve announcement regarding the Federal funds rate noted below. Finally, the Bank’s mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 14 basis points during 2012. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital will be negatively impacted as it continues to invest in short-term assets. The Federal Reserve is continuing to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate through mid-2015.

The following table presents key market interest rates.

	2012		2011		2010
	Average	Ending	Average	Ending	Average	Ending
Average overnight Federal funds effective rate	0.14%	0.09%	0.10%	0.04%	0.18%	0.13%
3-month LIBOR	0.43%	0.31%	0.34%	0.58%	0.34%	0.30%
2-year U.S. Treasury	0.27%	0.25%	0.44%	0.24%	0.70%	0.60%
5-year U.S. Treasury	0.76%	0.72%	1.51%	0.83%	1.92%	2.00%
10-year U.S. Treasury	1.79%	1.76%	2.76%	1.88%	3.20%	3.30%
15-year mortgage current coupon (1)	1.65%	1.71%	2.83%	2.05%	3.14%	3.43%
30-year mortgage current coupon (1)	2.54%	2.22%	3.74%	2.92%	3.97%	4.15%

	2012 by Quarter - Average
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Average overnight Federal funds effective rate	0.16%	0.14%	0.15%	0.10%
3-month LIBOR	0.32%	0.43%	0.47%	0.51%
2-year U.S. Treasury	0.27%	0.26%	0.28%	0.28%
5-year U.S. Treasury	0.69%	0.66%	0.78%	0.89%
10-year U.S. Treasury	1.69%	1.63%	1.81%	2.02%
15-year mortgage current coupon (1)	1.46%	1.34%	1.77%	1.92%
30-year mortgage current coupon (1)	2.14%	2.32%	2.79%	2.90%
Notes:
(1)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates but also the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. In terms of a year-over-year comparison, the U.S. Treasury curve was 2 to 6 basis points higher in the front end, 10 to 17 basis points lower in the back end, and swap spreads were lower. During 2012, the average U.S. Treasury rates decreased in 2-year and longer maturities. During the fourth quarter of 2012, the spread between 2-year and 10-year U.S. Treasuries increased 5 basis points and remained relatively wide at 142 basis points. In the fourth quarter of 2012, decreased credit concerns globally resulted in 3-month LIBOR declining 11 basis points and 3-month U.S. Treasury bills decreasing 8 basis points.

The performance of the Bank’s mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. Under normal historical circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. However, the Bank has not experienced prepayments at the level its models have predicted based on these interest rates. The Bank has adjusted its prepayment estimates to more closely reflect actual activity. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Mortgage application and refinancing activities were at a three-year high in September 2012 but decreased during the fourth quarter 2012.

The Finance Agency, along with Fannie Mae and Freddie Mac, continue to support the HARP and assist eligible borrowers who can benefit from refinancing their home mortgage. Other federal agencies have implemented programs during the past few years to prevent foreclosure (including the HAMP and the Principal Reduction Alternative). In addition, for borrowers meeting certain criteria, the Bank offers a loan modification program for its MPF Program. The Bank does not expect the refinancing programs, the Bank's MPF loan modification program, or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes, as well as additional new programs at the state and Federal level, may alter this perspective.

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

Housing Trends. During 2012, the recovery in the housing market gained momentum with national home sales up 20% and home prices up 8%. Household formation increased at the highest rate since 2006. With housing inventories declining, construction activity has increased. Job growth combined with low mortgage rates and suppressed prices have been the catalysts for the recovery. Rates on 30-year mortgages were at historic lows during 2012 due in part to QE3. These low rates are expected to persist in the near term and should help support the housing market in the first half of 2013.

Results of Operations. For 2012, the Bank recorded net income of $129.7 million, up $91.7 million from $38.0 million in 2011. This improvement was driven primarily by higher net interest income, lower OTTI credit losses on the Bank’s private label MBS, and net gains on derivatives and hedging activities, partially offset by higher other expenses. Net interest income for 2012 was $209.8 million, up $55.4 million compared to $154.4 million in 2011.

During the fourth quarter 2012, the Bank recorded net income of $51.7 million, up $40.8 million from $10.9 million in the fourth quarter 2011. This improvement was driven primarily by higher net interest income, net gains on derivatives and hedging activities, and lower net OTTI credit losses on the Bank’s private label MBS. Net interest income for the fourth quarter 2012 was $67.7 million, up $26.0 million compared to $41.7 million for fourth quarter 2011.

Net Interest Income. The increase in net interest income was primarily driven by favorable funding costs, increased prepayment fees on advances, and increased interest income on advances. These were partially offset by lower interest income from investments and mortgage loans held for portfolio. The net interest margin for 2012 increased 7 basis points to 37 basis points compared to 2011. As private label MBS, which are generally higher-coupon assets, pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky agency and GSE MBS. The impact on net interest income of the runoff of higher-yielding mortgage related investments was more than offset by an increase in prepayment fee income due to consolidating activity within the Bank’s membership during 2012 and balance sheet restructuring by one of the Bank’s largest members at year-end.

Financial Condition. Advances. Advances totaled $40.5 billion at December 31, 2012 compared to $30.6 billion at December 31, 2011. The average advance portfolio balance also increased, up 24% from 2011. Demand for advances has increased primarily due to increased large member liquidity needs and attractive advance rates relative to other wholesale funding sources. Although the size of the advance portfolio increased during 2012, the average life of an advance has decreased slightly. At December 31, 2012, nearly 51% of the par value of advances in the portfolio had a remaining maturity of one year or less, compared to 48% at December 31, 2011. A large portion of short-term advances has historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At December 31, 2012, the Bank held $19.1 billion of total investment securities, including trading, AFS and HTM investment securities as well as securities purchased under agreement to resell, interest-bearing deposits, and Federal funds sold. This total included $2.6 billion of private label MBS, of which $0.7 billion was rated “investment grade” and $1.9 billion was rated “below investment grade.” The Bank has experienced overall improvement in the fair value of its private label MBS portfolio since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS portfolio continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. FHLBank System monthly bond trading volume averaged $29 billion during the fourth quarter of 2012. On a weighted average basis, when compared to 3-month LIBOR, monthly bond funding costs deteriorated significantly at the end of 2012 with the FHLBank System reporting the highest swapped bond funding levels of the year in December 2012. For the year, consolidated bonds outstanding fell $30 billion to $472 billion as of December 31, 2012, while consolidated discount notes outstanding increased $26 billion to $216 billion.

The Bank's consolidated obligations totaled $59.3 billion at December 31, 2012, an increase of $12.8 billion since December 31, 2011. The increase in consolidated obligations was due to a $13.2 billion increase in discount notes, partially offset by a $0.4 billion decrease in bonds. At December 31, 2012, bonds represented 59% of the Bank’s consolidated obligations, compared with 76% at December 31, 2011. Discount notes represented 41% of the Bank’s consolidated obligations at year-end 2012 compared with 24% at year-end 2011. As the maturities on advances have shortened, the Bank has shortened its maturities on consolidated obligations.

Capital Position and Regulatory Requirements. Total retained earnings at December 31, 2012 were $559.3 million, up from $435.3 million at year-end 2011 reflecting the Bank’s net income for 2012 partially offset by dividends paid. AOCI related to the noncredit portion of OTTI losses on AFS securities improved to $19.0 million at December 31, 2012 from $(168.1) million at December 31, 2011, primarily due to price appreciation and paydowns on the private label MBS portfolio.

In the Finance Agency’s most recent determination, as of September 30, 2012, the Bank was deemed “adequately capitalized.” In its determination, the Finance Agency expressed concerns regarding the Bank’s capital position. The Finance Agency believes that the Bank’s retained earnings are not sufficient and the poor quality of its private label MBS portfolio creates uncertainty about the Bank’s earnings prospects and ability to build retained earnings at a satisfactory pace. The Finance Agency continues to monitor the Bank’s capital adequacy. As provided for under the Finance Agency’s final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank’s capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2012. The Bank exceeded its risk-based, total and leverage capital requirements at December 31, 2012, as presented in the Capital Resources section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank measures capital adequacy with the key risk indicator MV/CS. As of December 31, 2012, the floor established by the Board for this metric was 90.0%. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the Risk Governance section in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion.

Because the MV/CS ratio was 115.1% at December 31, 2012, above the floor of 90.0%, the Bank performed additional analysis of the adequacy of capital, taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result of the analysis, on February 22, 2013, the Bank executed a partial repurchase of excess capital stock and paid a dividend to members. The Bank repurchased the lesser of approximately 15% of each member’s total stock or its excess stock. The total amount of excess capital stock repurchased was $300 million. This was the Bank’s tenth consecutive quarter of excess capital stock repurchases. Additionally, on February 22, 2013, the Bank paid an annualized dividend of 32 basis points per share. This dividend was based on average 3-month LIBOR and was the Bank’s fifth consecutive quarterly dividend.

Management has a framework for evaluating retained earnings adequacy. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile. The framework assists the Board and management in their overall analysis of the level of future excess stock repurchases and dividends. See the “Capital and Retained Earnings” discussion in the Financial Condition section in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional details regarding the retained earnings framework.

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

2013 Outlook

The Bank developed a 2013 operating plan focused on enhancing value to our membership and the communities they serve, while building upon the improved financial performance the Bank experienced in 2012. In addition, the Bank adopted a new strategic plan during 2012 with a single strategic imperative: become a consistently high performance FHLBank.

Consistently high performance is defined as the Bank striving for and achieving excellence in all facets of its business, across the entire organization, and in relationships with the Bank's various stakeholders. It encompasses excellence in financial performance, balance sheet strength and flexibility, organizational efficiency, decision-making, the way employees are treated, the opportunities available to employees for growth, and the positive relationships the Bank maintains with its key stakeholders. To successfully accomplish its mission and to become a consistently high performance FHLBank, the Bank will need to achieve four strategic objectives: (1) build strength and flexibility, (2) serve the membership, (3) vitalize communities, and (4) embrace operational excellence.

There are a myriad of future uncertainties around legislation, regulation, and mortgage finance. In light of these uncertainties, the Bank will focus in 2013 on building balance sheet strength, capital, and organizational strength and flexibility in the context of a strong risk management culture so that the Bank is positioned to deal with as wide a variety of potential future outcomes as possible.

Vitalizing communities is a critical component of the Bank's mission and is one of the premier ways the Bank provides value to the membership. The Bank's ability to support the AHP and continue to provide innovative products and programs is directly linked to its level of earnings. The products, initiatives, and programs the Bank offers to support community investment are important ways the Bank returns value to the membership.

No organization can expect to be a high performer without a continual focus on operational excellence, including prudent risk management. As a highly regulated organization with a public mission, the Bank will continue to develop a culture that strives for operational excellence and appropriately balances risk and return.

The Bank has already taken a number of actions that has put it on a solid path toward consistently high performance including reinstating the dividend, repurchasing excess stock, and increasing retained earnings. However, for 2013 there will be ongoing challenges that include large member concentration, persistent historically low interest rates, and continued weakness in the housing market. The Bank cannot eliminate these but can mitigate the impact of some and take advantage of others. One of the biggest uncertainties is the future of mortgage finance. The mortgage finance system is expected to undergo a complete overhaul over the next several years, which will directly and significantly impact both the Bank and its members. Another challenge is the expanding universe of regulation (e.g., Dodd-Frank, Basel III) that is expected to impact the Bank and its members. The Bank will need to be pro-actively vigilant as well as strong and flexible to be a force in this overhaul.

Given the current political, regulatory, and economic uncertainty, the Bank's focus in 2013 will be on excelling at serving the needs of the Bank's membership and communities and on operational excellence as the Bank continues to build strength and flexibility. The Bank anticipates that advances will continue to fluctuate in 2013 as its members' demand for advances is influenced by items such as the level of economic activity and demand in their lending areas and their overall liquidity and regulatory environment. The Bank may see growth in advances from its insurance company member segment.

As noted previously, the Bank is focused on making advances and other mission-related assets. The Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances.  The Finance Agency's rules on strategic business plan requirements for the FHLBanks and prudential standards require the FHLBanks develop plans for maximizing activities that enhance their housing finance mission and manage asset and investment growth in a manner compatible with mission goals. The Finance Agency could require the FHLBanks to maintain a minimum ratio of mission-related assets (for example, advances and MPF mortgages) to total assets.

Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $129.7 million for 2012, compared to $38.0 million for 2011. This increase was driven primarily by higher net interest income, lower net OTTI credit losses, and net gains on derivatives and hedging activities, partially offset by higher other expenses in 2012. For 2012, net interest income was $209.8 million, an increase of $55.4 million from $154.4 million in 2011. Higher net interest income for 2012 reflected favorable funding costs, increased prepayment fees on advances, and increased interest income related to advances, partially offset by lower interest income from investments and mortgage loans held for portfolio. The OTTI losses were $11.4 million in 2012 and $45.1 million in 2011. Net gains on derivatives and hedging activities were $10.7 million for 2012 compared to a net loss of $5.7 million for 2011. Partially offsetting these improvements, all other expense increased to $72.3 million for 2012, from $65.0 million in 2011. The Bank’s return on average equity for the 2012 was 3.75% compared to 0.98% for the comparable prior year period.

2011 vs. 2010. The Bank recorded net income of $38.0 million in 2011 and $8.3 million in 2010. This improvement in results was driven primarily by lower net OTTI credit losses on the Bank’s private label MBS portfolio and a non-recurring gain on the sale of an AFS security partially offset by lower net interest income. OTTI credit losses were $45.1 million for 2011, compared to $158.4 million for 2010. The Bank’s return on average equity for 2011 was 0.98%, compared to 0.21% for 2010.

Adjusted Earnings. As presented in Item 6. Selected Financial Data, adjusted earnings for 2012 and 2011 exclude the impact of OTTI charges, gains (losses) on sales of OTTI securities, and other expense resulting from Lehman-related activity, as applicable. For 2012, the Bank’s adjusted earnings totaled $140.0 million, an increase of $73.5 million over 2011 adjusted earnings. This increase was due to higher net interest income and net gains on derivatives and hedging activities in 2012. The Bank’s adjusted return on average equity was 4.04% for 2012 compared to 1.70% for 2011.

2011 vs. 2010. The Bank’s adjusted earnings for 2011 totaled $66.5 million, a decrease of $52.1 million over 2010 adjusted earnings. This decrease was due to lower net interest income and net losses on derivatives and hedging activities in 2011. The Bank’s return on average equity on adjusted earnings was 1.70% for 2011, compared to 2.98% for 2010.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2012, 2011 and 2010.

Average Balances and Interest Yields/Rates Paid

	2012			2011			2010
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$5,388.0	$7.6	0.14	$4,458.7	$3.8	0.09	$4,728.6	$7.6	0.16
Interest-bearing deposits(2)	487.0	0.7	0.14	432.9	0.4	0.10	457.6	0.8	0.18
Investment securities(3)	13,902.4	261.5	1.88	15,076.8	316.2	2.10	14,078.3	395.9	2.81
Advances(4)	33,488.1	292.5	0.87	27,104.6	254.9	0.94	35,143.3	328.1	0.93
Mortgage loans held for portfolio(5)	3,670.8	168.1	4.58	4,158.5	201.0	4.83	4,867.0	242.2	4.98
Total interest-earning assets	56,936.3	730.4	1.28	51,231.5	776.3	1.51	59,274.8	974.6	1.65
Allowance for credit losses	(16.9)			(11.7)			(10.7)
Other assets(6)	596.8			564.7			245.4
Total assets	$57,516.2			$51,784.5			$59,509.5
Liabilities and capital:
Deposits (2)	$1,092.0	$0.5	0.05	$1,180.3	$0.4	0.04	$1,294.7	$1.0	0.07
Consolidated obligation discount notes	16,356.3	18.1	0.11	10,849.3	11.1	0.10	11,690.3	19.4	0.17
Consolidated obligation bonds(7)	35,072.0	501.3	1.43	34,347.9	610.4	1.78	40,846.0	720.8	1.76
Other borrowings	244.5	0.7	0.26	41.2	—	0.09	31.5	0.1	0.20
Total interest-bearing liabilities	52,764.8	520.6	0.98	46,418.7	621.9	1.34	53,862.5	741.3	1.38
Other liabilities	1,288.9			1,464.5			1,666.9
Total capital	3,462.5			3,901.3			3,980.1
Total liabilities and capital	$57,516.2			$51,784.5			$59,509.5
Net interest spread			0.30			0.17			0.27
Impact of noninterest-bearing funds			0.07			0.13			0.12
Net interest income/net interest margin		$209.8	0.37		$154.4	0.30		$233.3	0.39
Average interest-bearing assets to interest-bearing liabilities	107.9%			110.4%			110.0%
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.1 billion, $1.2 billion and $1.5 billion in 2012, 2011 and 2010, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for this presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $307.1 million, $302.7 million and $362.5 million in 2012, 2011 and 2010, respectively.

Net interest income increased $55.4 million in 2012 compared to 2011. The increase was driven by higher net prepayment fees, favorable funding costs and stronger advance demand. Net prepayment fees increased $25.2 million year-over-year in part due to consolidating activity within members and balance sheet restructuring by one of the Bank’s largest members at 2012 year-end. Additionally, the rate paid on interest-bearing liabilities declined 36 basis points due to favorable funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. An 11% increase in average interest-earning assets due to higher demand for advances also contributed to the improvement. Partially offsetting this increase in net interest income was a 23 basis points decline in yields on interest-earning assets primarily due to lower yields on investment securities and mortgage loans as maturing assets continue to be replaced at a lower yield. The net interest spread improved 13 basis points. The impact of noninterest-bearing funds has decreased 6 basis points due to lower average capital resulting from additional repurchases of excess capital stock in 2012.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2012, 2011 and 2010.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2012 Compared to 2011			2011 Compared to 2010
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.9	$2.9	$3.8	$(0.4)	$(3.4)	$(3.8)
Interest-bearing deposits	0.1	0.2	0.3	(0.1)	(0.3)	(0.4)
Investment securities	(23.5)	(31.2)	(54.7)	26.5	(106.2)	(79.7)
Advances	56.7	(19.1)	37.6	(75.6)	2.4	(73.2)
Mortgage loans held for portfolio	(22.7)	(10.2)	(32.9)	(34.4)	(6.8)	(41.2)
Total interest-earning assets	$11.5	$(57.4)	$(45.9)	$(84.0)	$(114.3)	$(198.3)

Interest-bearing deposits	$—	$0.1	$0.1	$(0.1)	$(0.5)	$(0.6)
Consolidated obligation discount notes	6.0	1.0	7.0	(1.3)	(7.0)	(8.3)
Consolidated obligation bonds	12.6	(121.7)	(109.1)	(115.4)	5.0	(110.4)
Other borrowings	0.5	0.2	0.7	—	(0.1)	(0.1)
Total interest-bearing liabilities	$19.1	$(120.4)	$(101.3)	$(116.8)	$(2.6)	$(119.4)
Total increase (decrease) in net interest income	$(7.6)	$63.0	$55.4	$32.8	$(111.7)	$(78.9)

Interest income and interest expense each decreased in 2012 compared to 2011. The decreases were driven by rate decreases that were partially offset by volume increases. The decline in interest income was from the investment portfolio and mortgage loans held for portfolio, partially offset by an increase in the advances portfolio. The investment portfolio and the mortgage loans held for portfolio decreased in both rate and volume. The increase in advances portfolio volume was partially offset by a decrease in rates. A decrease in rates paid for consolidated obligation bonds drove the decline in interest expense, partially offset by an increase in volume for consolidated obligation bonds and discount notes.
The investment securities portfolio includes trading, AFS and HTM securities. Average investment balances declined year-over-year. The decline was driven by lower certificates of deposit balances, partially offset by increases in agency notes and agency MBS balances. Agency MBS balances increased as purchases exceeded the run-off of the existing MBS portfolio. The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including approximately $2.1 billion in 2012. The rate decrease was primarily related to the MBS portfolio as lower-yielding agency MBS have replaced the run-off of higher-yielding private label MBS.
As noted in the table below, the average advances portfolio increased from 2011 to 2012.

(in millions)				Change 2012 vs. 2011	Change 2011 vs. 2010
Product	2012	2011	2010	%	%
Repo/Mid-Term Repo	$10,873.3	$7,872.3	$14,692.0	38.1	(46.4)
Core (Term)	18,204.1	13,091.4	12,825.0	39.1	2.1
Convertible Select	3,232.9	4,839.1	6,078.6	(33.2)	(20.4)
Total par value	$32,310.3	$25,802.8	$33,595.6	25.2	(23.2)

The increase in volume resulted in an increase in interest income partially offset by a decrease in the yield. Demand for advances increased in fourth quarter 2011 and continued throughout 2012. Attractive advance rates and members’ liquidity needs contributed to the recent increase in advance balances. The yield on this portfolio declined from 2011 to 2012 and was primarily related to the decline in the weighted average maturity of the advance portfolio. The 2012 portfolio was comprised of more short-term advances with relatively lower yields.
The average mortgage loans held for portfolio balance declined year-over-year. The related interest income on the portfolio also declined. The portfolio balance decreased due to the continued run-off of the existing portfolio, which more than offset purchases of new loans. Interest income decreased due to the lower average portfolio balances and a lower yield on the remaining portfolio. The yield decrease was primarily due to new lower yielding mortgage loans replacing the runoff of higher yielding loans.
The consolidated obligations portfolio balance increased from 2011 to 2012 as average bond and discount note balances both increased. Interest expense on bonds declined due to a decrease in rates paid, which more than offset the year-over-year volume increase. The rate decrease was primarily due to falling longer term rates as longer term debt was called or matured and replaced with lower-paying bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Market conditions continued to impact the cost of the Bank's consolidated obligations. In the third quarter of 2011, the European sovereign debt crisis re-emerged, leading to an improvement in funding levels, primarily realized in shorter-term consolidated obligations. This trend continued through the remainder of 2011. Funding levels, relative to LIBOR, approached more customary levels in 2012.
2011 vs. 2010. Interest income and interest expense decreased in 2011 compared to 2010 driven by both rate and volume declines. Total interest income declined due to lower yields on investment securities, coupled with lower advance demand and lower mortgage loans held for portfolio balances. Total interest expense decreased primarily due to lower consolidated obligation bond balances.
As noted above, advance demand declined in 2011 as members experienced deposit growth and continued low loan demand from their customers. Certificates of deposits, agency notes and agency MBS all increased in 2011. Adding these lower-yielding investments to the mix, coupled with the runoff of the existing MBS portfolio, drove the rate decrease in 2011.
Consolidated obligation bond balances declined in 2011 commensurate with the decline in interest-earning assets.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2012, 2011 and 2010. Derivative and hedging activities are discussed below.

2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$33,488.1	$292.5	0.87	$695.3	2.08	$(402.8)	(1.21)
Mortgage loans held for portfolio	3,670.8	168.1	4.58	171.8	4.68	(3.7)	(0.10)
All other interest-earning assets	19,777.4	269.8	1.36	269.8	1.36	—	—
Total interest-earning assets	$56,936.3	$730.4	1.28	$1,136.9	2.00	$(406.5)	(0.72)
Liabilities:
Consolidated obligation bonds	$35,072.0	$501.3	1.43	$712.6	2.03	$(211.3)	(0.60)
All other interest-bearing liabilities	17,692.8	19.3	0.11	19.3	0.11	—	—
Total interest-bearing liabilities	$52,764.8	$520.6	0.98	$731.9	1.39	$(211.3)	(0.41)
Net interest income/net interest spread		$209.8	0.30	$405.0	0.61	$(195.2)	(0.31)

2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$27,104.6	$254.9	0.94	$799.1	2.95	$(544.2)	(2.01)
Mortgage loans held for portfolio	4,158.5	201.0	4.83	204.0	4.91	(3.0)	(0.08)
All other interest-earning assets	19,968.4	320.4	1.60	320.4	1.60	—	—
Total interest-earning assets	$51,231.5	$776.3	1.51	$1,323.5	2.58	$(547.2)	(1.07)
Liabilities:
Consolidated obligation bonds	$34,347.9	$610.4	1.78	$854.8	2.49	$(244.4)	(0.71)
All other interest-bearing liabilities	12,070.8	11.5	0.10	11.5	0.10	—	—
Total interest-bearing liabilities	$46,418.7	$621.9	1.34	$866.3	1.87	$(244.4)	(0.53)
Net interest income/net interest spread		$154.4	0.17	$457.2	0.71	$(302.8)	(0.54)

2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$35,143.3	$328.1	0.93	$1,145.1	3.26	(817.0)	(2.33)
Mortgage loans held for portfolio	4,867.0	242.2	4.98	245.6	5.05	(3.4)	(0.07)
All other interest-earning assets	19,264.5	404.3	2.10	404.3	2.10	—	—
Total interest-earning assets	$59,274.8	$974.6	1.65	$1,795.0	3.03	$(820.4)	(1.38)
Liabilities:
Consolidated obligation bonds	$40,846.0	$720.8	1.76	$1,111.8	2.72	$(391.0)	(0.96)
All other interest-bearing liabilities	13,016.5	20.5	0.16	20.5	0.16	—	—
Total interest-bearing liabilities	$53,862.5	$741.3	1.38	$1,132.3	2.10	$(391.0)	(0.72)
Net interest income/net interest spread		$233.3	0.27	$662.7	0.93	$(429.4)	(0.66)
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The impact of derivatives reduced net interest income and net interest spread in 2012, 2011, and 2010. The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses many different funding and hedging strategies. One strategy involves closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision (Benefit) for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and BOB loans for 2012 was $0.4 million compared to $10.0 million in 2011. The 2012 provision was primarily due to an increase in projected recaptured CE fees related to a projected extension of the portfolio’s weighted average life. The weighted average life was extended through reduced prepayment speeds based on actual historical experience. Offsetting this benefit was a reduction in the amount of expected losses that will be eligible to be recovered from CE due to contractual limits and the increase in the first loss account (FLA). In addition, the MPF Plus portfolio continues to run-off so the overall dollar exposure is lower and delinquent loans are being resolved.

2011 vs. 2010. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans increased from ($2.4) million in 2010 to $10.0 million in 2011. The increase was due to deteriorating performance and a decrease in the availability of the credit enhancements in the mortgage loans portfolio as well as a change in estimate associated with the MPF product and BOB loan program.

Other Noninterest Income (Loss)

(in millions)	2012	2011	2010
Total OTTI losses	$(2.2)	$(3.2)	$(22.6)
OTTI losses reclassified (from) AOCI	(9.2)	(41.9)	(135.8)
Net OTTI losses, credit portion	(11.4)	(45.1)	(158.4)
Net gains (losses) on trading securities	0.4	(0.1)	(0.3)
Net realized gains from sale of AFS securities	—	7.3	8.3
Net gains (losses) on derivatives and hedging activities	10.7	(5.7)	(4.7)
Losses on extinguishment of debt	—	—	(12.3)
Other, net	7.4	10.6	11.3
Total other noninterest income (loss)	$7.1	$(33.0)	$(156.1)

The Bank’s higher total other noninterest income for 2012 compared to 2011 reflected lower net OTTI credit losses and gains on derivatives and hedging activities in 2012, partially offset by a non-recurring gain on the sale of an AFS security in 2011.

2011 vs. 2010. Total other noninterest losses declined $123.1 million in 2011 to $33.0 million, compared with $156.1 million in 2010 primarily due to a decline of $113.3 million in net OTTI credit losses. In response to advance prepayments which occurred during the fourth quarter of 2010, the Bank extinguished $745.0 million in par value of fixed rate bullet debt by transferring $720.0 million to other FHLBanks at fair value and repurchasing the remainder in the marketplace, resulting in a loss of $12.3 million in 2010.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Income or in AOCI within the Capital section of the Statement of Condition, depending on the hedging strategy.

The Bank’s hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank’s balance sheet, but they do not qualify for hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes.

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

The following table details the net effect of derivatives and hedging activities for 2012, 2011 and 2010.

	2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(31.4)	$—	$(3.7)	$30.8	$(4.3)
Net interest settlements included in net interest income(2)	(371.4)	—	—	180.5	(190.9)
Total net interest income	$(402.8)	$—	$(3.7)	$211.3	$(195.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.2	$—	$—	$4.6	$5.8
Gains (losses) on derivatives not receiving hedge accounting	0.7	(4.5)	5.9	2.8	4.9
Total net gains (losses) on derivatives and hedging activities	$1.9	$(4.5)	$5.9	$7.4	$10.7
Total net effect of derivatives and hedging activities	$(400.9)	$(4.5)	$2.2	$218.7	$(184.5)

	2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(57.9)	$—	$(3.0)	$31.4	$(29.5)
Net interest settlements included in net interest income (2)	(486.3)	—	—	213.0	(273.3)
Total net interest income	$(544.2)	$—	$(3.0)	$244.4	$(302.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(2.5)	$—	$—	$(0.5)	$(3.0)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(5.4)	2.6	0.3	(2.9)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	$(2.9)	$(5.2)	$2.6	$(0.2)	$(5.7)
Total net effect of derivatives and hedging activities	$(547.1)	$(5.2)	$(0.4)	$244.2	$(308.5)

	2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(46.3)	$—	$(3.4)	$22.1	$(27.6)
Net interest settlements included in net interest income (2)	(770.7)	—	—	368.9	(401.8)
Total net interest income	$(817.0)	$—	$(3.4)	$391.0	$(429.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.7)	$—	$—	$0.4	$(0.3)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(4.9)	3.0	(3.0)	(5.3)
Other	—	0.9	—	—	0.9
Total net gains (losses) on derivatives and hedging activities	$(1.1)	$(4.0)	$3.0	$(2.6)	$(4.7)
Total net effect of derivatives and hedging activities	$(818.1)	$(4.0)	$(0.4)	$388.4	$(434.1)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During 2012, total ineffectiveness related to these fair value hedges resulted in net gains of $5.8 million compared to net losses of $(3.0) million during 2011. During the same period, the total notional amount decreased to $25.7 billion at December 31, 2012 from $27.4 billion at December 31, 2011. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the “Net gains (losses) on derivatives and hedging activities” line item. For economic hedges, the Bank recorded net gains of $4.9 million in 2012 and net losses of $(2.9) million for 2011. The total notional amount of economic hedges was $5.5 billion at December 31, 2012 and $3.7 billion at December 31, 2011.

2011 vs. 2010. Fair Value Hedges. In 2011 and 2010, total ineffectiveness related to fair value hedges resulted in net losses of $(3.0) million and $(0.3) million, respectively. During the same period, the total notional amount increased from $25.7 billion in 2010 to $27.4 billion in 2011.

2011 vs. 2010. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded a loss of $(2.9) million in 2011 and $(5.3) million in 2010. The total notional amount of economic hedges was $3.7 billion and $1.7 billion at December 31, 2011 and 2010, respectively.

Other Derivative Activities. The Bank did not have any other derivative gains (losses) during 2012. The Bank recorded net gains of $0.2 million during 2011 and $0.9 million during 2010.

As of December 31, 2012, the FHLBank System, including the Bank, determined that market participants are using an OIS curve to discount certain derivative trades when calculating fair value, and the Bank utilized OIS to discount certain derivatives trades, instead of LIBOR. The impact of the change to OIS on certain derivatives at December 31, 2012 was not material to the Bank.

Other Expense

(in millions)	2012	2011	2010
Compensation and benefits	$36.8	$35.8	$38.5
Occupancy	2.6	2.4	2.5
Other	25.0	20.6	20.6
Benefit for derivative counterparty credit loss	—	(1.9)	—
Finance Agency	4.6	5.1	3.8
Office of Finance	3.3	3.0	2.9
Total other expenses	$72.3	$65.0	$68.3

The Bank's total other expenses increased $7.3 million, to $72.3 million, for 2012 compared to 2011. In addition to the impact of a nonrecurring gain in 2011 from the sale of the Lehman receivable as described in Note 21 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K and lower pension fund contributions in 2012, the increase in 2012 expenses also reflected higher legal expenses related to the Bank's ongoing lawsuits against the issuers of certain private label MBS, higher professional fees for consulting services, and higher incentive compensation expense based on higher net income.

2011 vs 2010. Total other expenses declined $3.3 million, to $65.0 million, in 2011 compared with 2010. This decline was primarily due to a $2.7 million decrease in compensation and benefits attributable to compensation and severance cost savings that were partially offset by an incremental increase to pension fund contributions of $1 million. The decline was also due to a $1.9 million gain on sale of the Lehman receivable. These declines were partially offset by increased costs related to funding the operations of the Finance Agency.

Collectively, the 12 FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Income. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF as two directors of the OF are also FHLBank presidents.

AHP and REFCORP Assessments

(in millions)	2012	2011	2010
AHP	$14.5	$4.7	$0.9
REFCORP	—	3.7	2.1
Total assessments	$14.5	$8.4	$3.0

The Bank’s mission includes the important public policy goal of making funds available for housing and economic development in the communities served by the Bank’s member financial institutions. In support of this goal, the Bank administers a number of programs, some mandated and some voluntary, which make Bank funds available through member financial institutions. In all of these programs, the Bank’s funding flows through member financial institutions into areas of need throughout the region.

The AHP, mandated by statute, is the largest and primary public policy program. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its net earnings after REFCORP to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2012, 2011, and 2010.

	2012	2011	2010
Funding rounds	1	1	1
Eligible applications	59	67	76
Grants	$4.9 million	$3.0 million	$2.7 million
Projects	23	14	15
Project development costs	$112.2 million	$39.1 million	$62.6 million
Units of affordable housing	571	260	395

The CLP offers advances at the Bank’s cost of funds, providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2012, the CLP loan balance totaled $511.2 million, compared to $499.1 million at December 31, 2011, reflecting an increase of $12.1 million, or 2.4%.

The First Front Door Program (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. The FFD program will commence in June 2013 with an allocation of $2.0 million.

Assessment Calculations. Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) have equated to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. In second quarter of 2011, the FHLBanks fully satisfied their REFCORP obligation. As a result, the FHLBanks are no longer required to pay REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended JCEA, the Bank began allocating 20% of its net income to RRE.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $64.6 billion at December 31, 2012, compared to $52.0 billion at December 31, 2011. The increase was primarily due to increases of $9.9 billion in advances, $2.1 billion of Federal funds sold and $2.5 billion of securities purchased under agreements to resell, partially offset by a decrease of $2.2 billion in investment securities. The following provides additional details regarding the primary components of the Statement of Condition.

Advances. Advances (par) totaled $39.7 billion at December 31, 2012 compared to $29.3 billion at December 31, 2011. This increase reflected a higher demand for short-term products, partially offset by a decline in the Core (Term) product and convertible product. The increase in the short-term product from December 31, 2011 was due to callable advances which have a maturity of less than one year and RepoPlus product. At December 31, 2012, the Bank had advances to 178 borrowing members, compared to 191 borrowing members at December 31, 2011. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 79.9% of total advances as of December 31, 2012 compared to 70.4% at December 31, 2011. In addition, one of the Bank’s five largest members had no borrowings in 2011 but had $6.5 billion of outstanding borrowings at December 31, 2012.

The following table provides information (at par excluding discounts, deferred prepayment fees, and hedging adjustments as reflected in the Statement of Condition) on advances by different product type at December 31, 2012 and December 31, 2011.

	December 31,	December 31,
in millions	2012	2011
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$1,005.0	$5.0
Core (Term)	7,020.5	1,746.0
Returnables	400.0	2.0
Total adjustable/variable-rate indexed	$8,425.5	$1,753.0
Fixed rate:
Repo/Mid-Term Repo	$15,712.3	$11,782.5
Core (Term)	6,665.8	10,332.9
Returnables	6,000.0	1,000.0
Total fixed rate	$28,378.1	$23,115.4
Convertible	$2,575.5	$3,990.8
Amortizing/mortgage-matched:
Core (Term)	$291.7	$453.2
Total par balance	$39,670.8	$29,312.4

The Bank had no putable advances at December 31, 2012 or 2011.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during 2012 and 2011.

	December 31,	December 31,
Member Asset Size	2012	2011
Less than $100 million	26	30
Between $100 million and $500 million	111	116
Between $500 million and $1 billion	47	45
Between $1 billion and $5 billion	28	30
Greater than $5 billion	14	15
Total borrowing members during the year	226	236
Total membership	294	300
Percentage of members borrowing during the period	76.9%	78.7%
Total borrowing members with outstanding loan balances at period-end	178	191
Percentage of members borrowing at period-end	60.5%	63.7%

During 2012, changes in the Bank’s membership has resulted in a net decrease of six members. This activity included three out-of-district mergers, two members placed into receivership, one had their place of business moved out of district, one had their charter voluntarily suspended and eight members merged within the Bank’s district, partially offset by the addition of nine new members.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2012.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.5 billion at December 31, 2012 compared to $3.9 billion at December 31, 2011. This decline was primarily driven by the continued net runoff of the existing portfolio. New portfolio activity has been negatively impacted by the current economic environment, and the Bank’s decision to focus on purchasing MPF loans directly originated by member banks in its district rather than nationwide indirect originations sourced by members.

Balances regarding the Bank’s loan products are summarized below. The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status and records cash payments received as a reduction of principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank has a loan modification program for PFIs under the MPF Program. The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), as some form of concession has been made by the Bank. Effective January 1, 2011, based on a BOB loan’s performance, the Bank no longer classifies BOB loans that are current as nonperforming and only considers BOB loans that are deferred or delinquent to be nonperforming assets. Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank’s mortgage loans was $2.9 million, $4.0 million, $3.9 million, $3.1 million, and $1.7 million for years 2012 through 2008, respectively. Foregone interest for the Bank’s BOB loans was immaterial.

	December 31,
(in millions)	2012	2011	2010	2009	2008
Advances(1)	$40,497.8	$30,604.8	$29,708.4	$41,177.3	$62,153.4
Mortgage loans held for portfolio, net(2)	3,532.5	3,883.1	4,483.0	5,162.8	6,165.3
Nonaccrual mortgage loans(3)	72.5	86.1	80.9	71.2	38.3
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.2	8.5	10.4	16.5	12.6
BOB loans, net (5)	12.8	14.0	14.1	11.8	11.4
Nonaccrual BOB loans (5)	0.6	1.1	19.9	21.3	21.1
Notes:
(1)There are no advances which are past due or on nonaccrual status.

(2)All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses. Includes TDRs of $10.2 million and $4.1 million at December 31, 2012 and 2011, respectively.
(3)Nonaccrual mortgage loans are reported net of interest applied to principal.
(4)Government-insured or -guaranteed loans only.
(5)Effective January 1, 2011 only deferred and delinquent BOB loans were considered nonaccrual. Prior to that time, all BOB loans were considered nonaccrual.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2011. As of December 31, 2012, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.8% of the MPF Original portfolio and 3.9% of the MPF Plus portfolio compared with 0.8% and 3.6%, respectively, at December 31, 2011.

Allowance for Credit Losses.  The allowance for credit losses is evaluated quarterly by management to identify the probable losses inherent within the portfolio and to determine the likelihood of collectability.

The Bank has not incurred any losses on advances since its inception. Due to the collateral held as security and the repayment history for advances, management believes that an allowance for credit losses for advances is unnecessary. This assessment also includes letters of credit, which have the same collateral requirements as advances. See additional discussion regarding collateral policies and standards on the advances portfolio in the “Advance Products” discussion in Item 1. Business in this Form 10-K.

The Bank purchases government-guaranteed and/or -insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the note based on current information and events. The Bank considers modified mortgage loans and Chapter 7 bankruptcies to be TDRs and impaired. As a result, these TDRs are individually assessed for impairment. The Bank collectively evaluates the remaining mortgage loan portfolio for impairment.

The following table presents the rollforward of allowance for credit losses on the mortgage loans held for portfolio for the years 2008 through 2012.

(in millions)	2012	2011	2010	2009	2008
Balance, beginning of year	$14.3	$3.2	$2.7	$4.3	$1.1
Charge-offs	(0.5)	(0.5)	(0.1)	—	—
Provision (benefit) for credit losses	0.4	11.6	0.6	(1.6)	3.2
Balance, end of year	$14.2	$14.3	$3.2	$2.7	$4.3
As a % of mortgage loans held for portfolio	0.4%	0.4%	0.1%	0.1%	0.1%
The allowance for credit losses (ACL) on mortgage loans is based on the losses inherent in the Bank’s mortgage loan portfolio after taking into consideration the CE structure of the MPF Program. Probability of default and loss given default are based on the actual 12 month historical performance of the Bank’s mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral including a factor that reduces estimated proceeds from PMI given the credit deterioration experienced by those companies. The resulting estimated loss is reduced by the CE structure of the MPF Program, discussed below. The determination of probability of default and loss given default were updated to the process described above during the first quarter of 2011. During 2010 and 2009, probability of default and loss given default were based on national statistics, adjusted for actual results. Prior to that time, probability of default and loss given default were based only on national statistics or national statistics adjusted for actual results.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the FLA. Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2012.

	MPF CE structure December 31, 2012		ACL December 31, 2012
(in millions)	FLA	Available CE	Estimate of Credit Loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.6	$109.4	$4.1	$(2.9)	$1.2
MPF Plus	27.4	46.2	27.8	(14.8)	13.0

	MPF CE structure December 31, 2011		ACL December 31, 2011
(in millions)	FLA	Available CE	Estimate of Credit Loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.2	$89.0	$3.0	$(2.0)	$1.0
MPF Plus	32.1	51.3	29.1	(15.8)	13.3

The allowance for credit losses on mortgage loans decreased slightly from $14.3 million to $14.2 million during 2012. This was due to offsetting factors. MPF Original experienced an increase in reserve because the FLA grows over the life of the loans and due to total portfolio growth. In addition, the Bank had higher losses due to higher probability of default but these were offset by CE available to the Bank. MPF Plus decreased as the loans continue to resolve and are not replaced by new activity. In addition, loans in foreclosure decreased and the Bank’s estimate of CE fees recaptured increased because the estimated life of the portfolio increased in today’s mortgage rate environment. Both had a positive impact on the allowance. However, it was offset by a decrease in estimated eligible CE from SMI due to their contractual terms.

The allowance for credit losses for BOB is based on probability of default and loss given default. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Beginning January 1, 2011, probability of default is based on the actual performance of the BOB loan portfolio. Prior to that time, probability of default was based on NRSRO statistics for speculative grade corporate debt securities and trends in GDP. The following table presents the allowance for credit losses on the BOB loans for the years 2008 through 2012.

(in millions)	2012	2011	2010	2009	2008
Balance, beginning of year	$3.3	$5.8	$9.5	$9.7	$6.8
Charge-offs	(0.8)	(0.9)	(0.7)	(0.4)	(0.3)
Provision (benefit) for credit losses	—	(1.6)	(3.0)	0.2	3.2
Balance, end of year	$2.5	$3.3	$5.8	$9.5	$9.7
As a % of BOB loans	16.2%	18.6%	29.3%	44.6%	46.0%

Based on the nature of the BOB program, in that its purpose is to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 6.0% and 6.2% during 2012 and 2011, respectively.

Cash and Due From Banks.  At December 31, 2012, cash and due from banks totaled $1.4 billion compared to $634.3 million at December 31, 2011. Institutions which normally would purchase the Bank’s excess liquidity did not have a need for the cash and, as a result, the Bank’s cash position was higher at December 31, 2012 compared to December 31, 2011.

Investments. At December 31, 2012, the sum of the Bank’s interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold increased approximately $4.6 billion from December 31, 2011, to $7.1 billion. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements.

Investment securities including trading, AFS, and HTM securities totaled $12.0 billion at December 31, 2012 compared to $14.2 billion at December 31, 2011. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2012	2011	2010
Trading securities:
TLGP investments (1)	$—	$250.1	$250.1
U.S. Treasury bills	350.0	730.0	879.9
Mutual funds offsetting deferred compensation	3.6	4.2	6.0
Total trading securities	$353.6	$984.3	$1,136.0
AFS securities:
Mutual funds partially securing supplemental retirement plan	$2.0	$2.0	$2.0
Other U.S. obligations	21.0	—	—
GSE securities	1,169.3	900.6	—
State or local agency obligations	11.1	—	—
MBS:
Other U.S. obligations residential MBS	310.7	—	—
GSE residential MBS	2,992.8	1,807.1	—
Private label residential MBS	1,410.5	1,631.3	2,200.4
Private label HELOCs	14.8	15.1	15.4
Total AFS securities	$5,932.2	$4,356.1	$2,217.8
HTM securities:
Certificates of deposit	$400.0	$2,000.0	$3,550.0
GSE securities	24.8	38.5	803.7
State or local agency obligations	254.8	278.7	369.7
MBS:
Other U.S. obligations residential MBS	1,922.6	2,411.1	2,396.0
GSE residential MBS	1,842.2	2,462.7	2,646.5
Private label residential MBS	1,208.5	1,624.2	2,268.4
Private label HELOCs	12.1	17.6	23.5
Total HTM securities	$5,665.0	$8,832.8	$12,057.8
Total investment securities	$11,950.8	$14,173.2	$15,411.6
Note:
(1) Temporary Loan Guaranty Program

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2012. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$350.0	$—	$—	$—	$350.0
Mutual funds offsetting deferred compensation	3.6	—	—	—	3.6
Total trading securities	$353.6	$—	$—	$—	$353.6
Yield on trading securities	0.11%	n/a	n/a	n/a	0.11%

AFS securities:
Mutual funds partially securing supplemental retirement plan	$2.0	$—	$—	$—	$2.0
Other U.S. obligations	—	—	21.0	—	21.0
GSE securities	199.8	969.5	—	—	1,169.3
State or local agency obligations	—	—	—	11.1	11.1
MBS:
Other U.S. obligations residential MBS	—	—	—	310.7	310.7
GSE residential MBS	—	135.1	506.6	2,351.1	2,992.8
Private label residential MBS	—	—	—	1,410.5	1,410.5
Private label HELOCs	—	—	—	14.8	14.8
Total AFS securities	$201.8	$1,104.6	$527.6	$4,098.2	$5,932.2
Yield on AFS Securities	0.09%	0.55%	2.45%	2.70%	2.21%

HTM securities:
Certificates of deposit	$400.0	$—	$—	$—	$400.0
GSE securities	—	24.8	—	—	24.8
State or local agency obligations	1.1	—	7.4	246.3	254.8
MBS:
Other U.S. obligations residential MBS	—	—	394.8	1,527.8	1,922.6
GSE residential MBS	—	120.9	808.5	912.8	1,842.2
Private label residential MBS	—	—	58.1	1,150.4	1,208.5
Private label HELOCs	—	—	—	12.1	12.1
Total HTM securities	$401.1	$145.7	$1,268.8	$3,849.4	$5,665.0
Yield on HTM securities	0.24%	3.75%	2.54%	1.92%	1.99%

Total investment securities	$956.5	$1,250.3	$1,796.4	$7,947.6	$11,950.8
Yield on investment securities	0.16%	0.92%	2.51%	2.34%	2.05%
Securities purchased under agreements to resell	2,500.0	—	—	—	2,500.0
Interest-bearing deposits	11.5	—	—	—	11.5
Federal funds sold	4,595.0	—	—	—	4,595.0
Total investments	$8,063.0	$1,250.3	$1,796.4	$7,947.6	$19,057.3

As of December 31, 2012, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$3,113.5	$3,179.4
Fannie Mae	2,215.6	2,249.8
Ginnie Mae	1,838.5	1,850.1
Federal Farm Credit Banks	700.0	700.0
J.P. Morgan Mortgage Trust	465.5	466.4
National Credit Union Administration (NCUA)	394.8	395.8
Toronto Dominion Bank	400.0	400.0
U.S. Treasury	350.0	350.0
Total	$9,477.9	$9,591.5

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Real Estate Owned. When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as real estate owned (REO) at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the allowance for credit losses. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. At December 31, 2012 and 2011, the Bank held $10.8 million and $9.8 million, respectively, of REO.

Liabilities and Capital

Time Deposits. At December 31, 2012 and 2011, the Bank had no time deposits.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2012	2011	2010	2012	2011	2010
Outstanding at the end of the period	$24,154.3	$10,922.0	$13,085.0	$6,950.0	$8,662.5	$517.0
Wtd. average rate at end of the period	0.12%	0.03%	0.17%	0.17%	0.17%	0.45%
Daily average outstanding for the period	$16,359.9	$10,850.7	$11,693.0	$6,938.2	$3,471.9	$3,136.2
Weighted average rate for the period	0.11%	0.10%	0.17%	0.18%	0.27%	0.67%
Highest outstanding at any month-end	$24,154.3	$13,255.0	$13,435.0	$7,912.5	$8,662.5	$9,889.7

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2012.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$34,789.6	$11,557.2	$12,069.4	$4,918.1	$6,244.9
Discount notes	24,154.3	24,154.3	—	—	—
Operating leases:
Premises	24.5	1.9	3.9	3.7	15.0
Equipment	0.3	0.1	0.1	0.1	—
Pension and post-retirement contributions	4.9	1.2	0.8	0.7	2.2
Total	$58,973.6	$35,714.7	$12,074.2	$4,922.6	$6,262.1
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2012, the Bank was obligated to fund approximately $501.1 million in additional advances, $34.3 million of mortgage loans and $7.6 billion in outstanding standby letters of credit, and to issue $1.4 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of MV/CS as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes five risk elements that comprise the Bank’s total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $584 million as of December 31, 2012, which is projected to decline to $402 million by 2017, based on runoff of the private label MBS portfolio as well as the Bank’s risk management actions. The framework also assists management in its overall analysis of the level of future excess stock repurchases and dividends.

Retained earnings increased $124.0 million, to $559.3 million, at December 31, 2012 compared to $435.3 million at December 31, 2011. The increase in retained earnings during 2012 reflected net income partially offset by $5.7 million of dividends paid. Total retained earnings at December 31, 2012 included unrestricted retained earnings of $528.8 million and RRE of $30.5 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2012 and 2011.

	2012
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$183.1	$176.7	$185.1	$185.5
Interest expense	115.4	126.7	135.2	143.3
Net interest income before provision (benefit) for credit losses	67.7	50.0	49.9	42.2
Provision (benefit) for credit losses	0.4	(0.1)	—	0.1
Net interest income after provision (benefit) for credit losses	67.3	50.1	49.9	42.1
Other income (loss):
Net OTTI losses, credit portion	(0.4)	(0.2)	(3.6)	(7.2)
Net gains (losses) on derivatives and hedging activities	8.1	3.5	(4.9)	4.0
All other income	2.1	1.1	1.8	2.8
Total other income (loss)	9.8	4.4	(6.7)	(0.4)
Other expense	19.6	17.8	17.4	17.5
Income before assessments	57.5	36.7	25.8	24.2
Assessments	5.8	3.7	2.6	2.4
Net income	$51.7	$33.0	$23.2	$21.8
Earnings per share (1)	$1.83	$1.08	$0.76	$0.69

	2011
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$187.1	$187.1	$195.6	$206.5
Interest expense	145.4	149.6	159.6	167.3
Net interest income before provision for credit losses	41.7	37.5	36.0	39.2
Provision for credit losses	3.7	2.4	1.1	2.8
Net interest income after provision for credit losses	38.0	35.1	34.9	36.4
Other income (loss):
Net OTTI losses, credit portion	(7.6)	(6.2)	(10.8)	(20.5)
Net gains (losses) on derivatives and hedging activities	(0.5)	(5.3)	(0.7)	0.8
Net realized gains on AFS securities	—	—	7.3	—
All other income	3.0	2.3	2.1	3.1
Total other (loss)	(5.1)	(9.2)	(2.1)	(16.6)
Other expense	20.8	12.2	15.6	16.4
Income before assessments	12.1	13.7	17.2	3.4
Assessments	1.2	1.8	4.5	0.9
Net income	$10.9	$11.9	$12.7	$2.5
Earnings per share (1)	$0.32	$0.34	$0.34	$0.06
Note:
(1) The sum of the quarterly amounts for each year does not equal the year’s amount because the quarterly calculations are based on a changing number of average shares.

Capital Resources

The following should be read in conjunction with Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Liquidity and Funding. Please refer to the “Liquidity and Funding Risk” section of Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details.

Capital Plan.  Under Finance Agency implementation of the GLB Act, the Bank maintains a Capital Plan. In July 2010, the Bank implemented modifications to its Capital Plan. The amended Capital Plan replaced the Unused Borrowing Capacity membership stock purchase requirement, which was calculated quarterly and when a member borrowed from the Bank, with an annual Membership Asset Value (MAV) stock purchase requirement based on the member’s prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; non-agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. The MAV capital stock requirement range is from 0.05%-1.00%. All members fully transitioned to the amended Capital Plan by April 8, 2011. The range of the capital stock requirement on advances was expanded from 4.50%-6.00% to 3.00%-6.00%. The initial capital stock requirement under the amended Capital Plan for advances was lowered from 4.75% to 4.60%. The range of the capital stock requirement on AMA loans (i.e., MPF loans) sold to the Bank and put on its balance sheet was expanded from zero to 4.00% to zero to 6.00%. The amended Capital Plan also introduced a new capital stock requirement on letters of credit.

On February 28, 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank, including a set-aside for RRE. The JCEA was amended by the FHLBanks effective August 5, 2011, and the Bank implemented a conforming change to the Capital Plan effective September 5, 2011.

Excess Capital Stock and Dividends. As previously discussed, the Bank suspended excess capital stock repurchases and payment of dividends on December 23, 2008. However, the Bank has executed partial repurchases of excess capital stock since the fourth quarter of 2010. The Bank has repurchased $777 million, $715 million and $200 million during 2012, 2011 and 2010, respectively. In addition, the Bank repurchased $300 million in excess capital stock on February 22, 2013. At December 31, 2012 and 2011, excess capital stock held by the Bank’s stockholders totaled $623.8 million and $1.3 billion, respectively.

Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only. During 2011 and 2010, the Bank did not pay a dividend. However, in February, April, and July 2012, the Bank paid a dividend equal to an annual yield of 0.10%. On October 31, 2012, the Bank paid a LIBOR-based dividend equal to an annual yield of 0.43%. On February 22, 2013, the Bank paid a LIBOR-based dividend equal to an annual yield of 0.32%. The dividend in each period was calculated on stockholders’ average balances for the previous quarter.

Decisions regarding any future repurchases of excess capital stock or dividend payments will be made on a quarterly basis. Bank management and the Board believe that (1) the condition of the Bank’s private label MBS portfolio; (2) the Bank’s overall financial performance and retained earnings levels; (3) the level of retained earnings with respect to the total balance of AOCI and progress toward the Bank’s retained earnings target; (4) developments in the housing, mortgage and credit markets; (5) positive GAAP earnings; (6) MV/CS ratio above 90.0% ; and (7) maintenance of adequate excess regulatory capital should all be considered in assessing the Bank’s ability to repurchase excess stock and pay a dividend.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	December 31,
(in millions)	2012	2011	2010
Permanent capital:
Capital stock (1)	$3,247.6	$3,435.6	$4,021.1
Retained earnings	559.3	435.3	397.3
Total permanent capital	$3,806.9	$3,870.9	$4,418.4

RBC requirement:
Credit risk capital	$678.6	$678.2	$797.6
Market risk capital	113.6	138.8	448.7
Operations risk capital	237.7	245.1	373.9
Total RBC requirement	$1,029.9	$1,062.1	$1,620.2
Excess permanent capital over RBC requirement	$2,777.0	$2,808.8	$2,798.2
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement has decreased since December 31, 2010. As discussed below, total permanent capital has decreased due to the impact of the partial repurchases of excess capital stock during 2012 and 2011 which more than offset increases in retained earnings. As a result, the excess permanent capital over the RBC requirement was relatively unchanged for 2012 and 2011, and the Bank continues to maintain excess permanent capital over the RBC requirement.

On December 21, 2012, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank’s capital position. The Finance Agency believes that the Bank’s retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about the Bank’s earnings prospects and ability to build retained earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2012.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. The relatively unchanged credit risk capital requirement amount since 2011 is due to modest reductions in the requirement for the private label MBS portfolio being offset by higher requirements in other components. These higher requirements were equally attributable to the growth in assets and higher credit risk capital requirement for the mortgage loans held for portfolio. The credit risk capital requirement declined in 2011 from 2010 primarily due to run-off of the private label MBS portfolio.

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

The decline in the market risk component in 2011 and 2012 was primarily a result of the lower rate environment and additional scenarios included in the simulation.

Operations Risk Capital.  The Bank’s operations risk capital requirement as prescribed by Finance Agency regulation is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement. As a result, this RBC requirement decreased from 2011 to 2012 due to the decrease in the market risk capital requirements and decreased in 2011 due to decrease in both the credit risk and market risk capital components.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at December 31, 2012.

	December 31,	December 31,
(dollars in millions)	2012	2011
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,584.7	$2,079.8
Regulatory capital	3,806.9	3,870.9
Total assets	64,616.3	51,994.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.9%	7.4%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,230.8	$2,599.7
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,710.2	5,806.3
Leverage ratio (leverage capital as a percentage of total assets)	8.8%	11.2%

The declines in the ratios from December 31, 2011 to December 31, 2012 were due to the repurchases of excess capital stock in 2012 as well as an increase in total assets.

The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock is presented below.

	December 31,	December 31,
(dollars in millions)	2012	2011
Commercial banks	$1,702.5	$1,839.4
Thrifts	991.9	1,445.4
Credit unions	44.3	48.8
Insurance companies	77.3	56.3
Total GAAP capital stock	2,816.0	3,389.9
Mandatorily redeemable capital stock	431.6	45.7
Total capital stock	$3,247.6	$3,435.6

The composition of the Bank’s membership by institution type is presented below.

	December 31,	December 31,
	2012	2011
Commercial banks	181	186
Thrifts	78	88
Credit unions	28	23
Insurance companies	7	3
Total	294	300

Critical Accounting Policies

The Bank’s financial statements are prepared by applying certain accounting policies. Note 1 Summary of Significant Accounting Policies in the Notes to Financial Statements in Item 8. of this Form 10-K describes the most significant accounting policies used by the Bank. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank’s reported results and financial position for the period or in future periods.

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as AFS and trading, and all derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures, including the methods and significant assumptions used to estimate those fair values. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (December 31, 2012 in this instance). At times there may be little, if any, market activity for an asset at the measurement date; however, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The determination of fair value by the Bank for each asset or liability assumes that the transaction occurs in the principal market by market participants.

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

The Bank’s methodology for estimating MBS fair values was developed by the FHLBank’s MBS Pricing Governance Committee to achieve consistency across the FHLBank System. The methodology requires that the Bank request prices for all MBS from four third-party vendors and calculate a median price. All prices received from the vendors that fall within certain tolerance thresholds are deemed to be in a cluster and are averaged to calculate the default price of each MBS. Prices received that are outside of the cluster are evaluated to determine if any of those or a different price, is the best fair value estimate of the MBS. In certain limited instances (i.e., prices are all outside of the cluster or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant factors that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In using this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

The four pricing vendors use various proprietary models to price MBS. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank had a minimal number of prices that required a challenge, and such challenges had an insignificant impact on fair value, as the Bank used the average cluster prices in almost all instances. The Bank conducted reviews of the four pricing vendors to understand the vendors’

pricing processes, methodologies and control procedures. To the extent available, the Bank also reviewed the vendors’ independent auditors’ reports regarding the internal controls over their valuation processes, and no information obtained caused the Bank to modify its process or invalidate its results. As an additional step, the Bank reviewed the final fair value estimates of its private label MBS as of December 31, 2012 for inconsistencies using an implied yield test, which resulted in no adjustments to fair value.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (observability) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s own assumptions that it believes market participants would use. In general, the Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. However, in markets that are illiquid, the Bank may utilize more unobservable inputs if they better reflect market value. With respect to the Bank’s private label MBS, the Bank concluded that overall, the inputs used to determine fair value are unobservable (i.e., Level 3). The Bank has sufficient information to conclude Level 3 is appropriate based on its knowledge of the dislocation of the private label MBS market and the distribution of prices received from the four third-party pricing services which is generally wider than would be expected if observable inputs were used. The Bank has verified that the third-party pricing services do not use distressed sales to determine the fair value of its private label MBS.

Accounting for Derivatives. The Bank uses derivative instruments as part of its risk management activities to protect the value of certain assets, liabilities and future cash flows against adverse interest rate movements. The accounting for derivatives is considered critical because such transactions are subject to complex accounting rules and because derivative and hedge accounting related valuations are based on techniques that involve the use of highly subjective assumptions. The Bank believes market participants are using either an OIS or LIBOR discount curve to value derivative instruments based on the terms of the collateral agreements. The use of an OIS discount curve, rather than a LIBOR discount curve, to value certain derivative instruments had an immaterial impact on the Bank’s financial statements at December 31, 2012.

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

The Bank is subject to credit risk in derivative transactions due to potential nonperformance by the derivative counterparties. The Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements, which include negotiated terms that are favorable to the Bank. For example, the Bank requires non-member counterparties to enter into a Credit Support Annex that specifies when collateral must be posted against exposure over an unsecured threshold amount. The Credit Support Annex also governs netting and security rights of the parties concerning pledged collateral and requires that collateral (cash and securities) be pledged and delivered at specified levels based on individual credit ratings as reported by the credit rating agencies. Certain Credit Support Annexes prohibit re-hypothecation of the collateral and at times the Bank utilizes a third party custodian to hold the collateral. However, the Bank is re-evaluating whether to continue these re-hypothecation provisions in its derivative counterparty agreements in light of current market practices. Due to the credit risk mitigation provided by the agreements, the Bank has determined that the impact of credit risk on the fair value of its derivatives is insignificant and no adjustments are necessary. In addition, the Bank is expecting to use a centralized clearinghouse to trade derivatives beginning in 2013. A centralized clearinghouse should provide the Bank with additional credit protection from its counterparties.

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

The modeling assumptions are developed through the FHLBanks’ OTTI Governance Committee (OTTI Governance Committee), which is responsible for reviewing and approving the key assumptions, including interest rate and housing prices, along with related modeling inputs and methodologies to be used to generate cash flow projections. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI, potentially including a cash flow test. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results among the FHLBanks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the FHLBanks that jointly own the common security will consult with each other on the financial results.

During each quarter of 2012, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

If the Bank intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost. To date, the Bank has not met either of these conditions.

In instances in which the Bank determines that a credit loss exists but the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the OTTI related to the credit loss, which could be up to the difference between the security’s amortized cost basis and its fair value, is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in AOCI. The total OTTI is presented in the Statement of Income with an offset for the amount of the total OTTI that is recognized in AOCI. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

Regardless of whether an OTTI is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the noncredit portion is recognized in AOCI, the estimation of fair values has a significant impact on the amount(s) of any impairment that is recorded.

The Bank transfers investment securities from HTM to AFS when an OTTI credit loss has been recorded to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank believes that the credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The noncredit portion of any OTTI losses on securities classified as AFS is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security.

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. In future OTTI evaluations, if the present value of cash flows expected to be collected is less than the amortized cost basis, an additional OTTI credit loss is recorded in earnings, which could be up to the difference between the security’s amortized cost and its fair value. If the present value of cash flows expected to be collected is greater than amortized cost by a significant amount, the Bank adjusts the accretable yield on a prospective basis. Therefore, the Bank recognizes significant cash flow improvements in securities through interest income.

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

Guarantees and Consolidated Obligations. The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Agency. The Finance Agency at its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. For example, if the assets of an FHLBank are insufficient to satisfy all of its direct obligations on its outstanding consolidated obligations, the Finance Agency could allocate the outstanding liability among the other FHLBanks on a pro-rata or other basis. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks because the Bank considers the joint and several liability a related party guarantee that meets the scope exception under guarantor accounting. On the Statement of Condition, the Bank records a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations.

Accounting for Premiums/Discounts and Basis Adjustments on Advances, Mortgage Loans, MBS and Consolidated Obligations. Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these purchased premiums or purchased discounts to interest income using the contractual method, which produces a constant effective yield over the contractual life, which represents the stated maturity. Management prefers the contractual method to maturity because the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. Premiums and discounts on MBS that are determined to be OTTI are not accounted for in accordance with this policy, but with the Bank’s accounting for other-than-temporarily impaired investments above. Basis adjustments (BAs) are accreted or amortized over the remaining lives of the advances or debt using the contractual method. Examples of events that may cause BAs include the termination of a fair value hedging relationship and prepayment fees associated with a minor modification of an advance.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank bases the allowance for credit losses on management’s estimate of loan losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date taking into consideration CE structure of the MPF Program. The Bank estimates the probability of default and loss given default based on the actual 12 month historical performance of the Bank’s mortgage loans. Actual probability of default is determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default is determined based on realized losses incurred on the sale of mortgage loan collateral. The resulting estimated losses are reduced by the CEs available under the MPF Program, which are contractually set. The Bank incurs the initial losses on mortgage loans up to an agreed upon amount, referred to as the first loss account. Losses in excess of the first loss account are covered by the CEs of the MPF Program and are excluded from the determination of the allowance for credit losses. Losses in excess of the credit enhancements are incurred by the Bank. In addition, certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI (or Seller) for its retention of credit risk. Losses expected to be recaptured are also excluded from the determination of the allowance for credit losses.

Proposed and Recently Issued Accounting Standards. The Financial Accounting Standards Board (FASB) has been working on various changes related to the accounting for financial instruments and derivatives and hedging activities. In connection with these efforts, the FASB issued a proposed Accounting Standards Update (ASU) in December 2012 related to credit losses and another in February 2013 related to the classification and measurement of financial instruments. These ASUs and other facets of the FASB's overall financial instruments project may have a material impact on the Bank's financial condition and results of operations. The Bank will continue to monitor the FASB's progress on these matters.

The Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. AB 2012-02 is expected to impact the Bank’s Statements of Income, Comprehensive Income, and Condition and will impact the Bank’s Critical Accounting Policy for the Allowance for Credit Losses on Mortgage Loans Held for Portfolio. AB 2012-02 will be effective for the Bank January 1, 2014.

See Note 2 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations for information on new accounting pronouncements impacting the 2012 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank operates continues to undergo rapid change driven principally by reforms under the HERA, as amended and the Dodd-Frank Act. The Bank expects the HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation and minimum margin and capital requirements.

Mandatory Clearing. The CFTC issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination). The first mandatory clearing determination will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013.

Certain of the interest rate swaps in which the Bank engages fall within the scope of the first mandatory clearing determination and, as such, the Bank will be required to clear any such swaps. The Bank has to comply with the mandatory clearing requirement for the specified interest rate swaps that it executes on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest rate swaps entered into by the Bank that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that the Bank may enter into with its members that have $10 billion or less in assets; the exception applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such member swaps would not be subject to mandatory clearing, although such swaps may be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades).

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivatives transactions more costly. In addition, mandatory clearing has required the Bank to enter into new relationships and accompanying documentation with clearing members and additional documentation with the Bank's swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, the value of customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model, and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency. The collateral the Bank posts to FCMs should not be at risk so long as the FCM remains solvent.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although the Bank has a substantial portfolio of derivatives transactions that are entered into for hedging purposes, and may engage in intermediated swaps with its members in the future, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, the Bank does not expect to be required to register as either a major swap participant or as a swap dealer.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” call and put optionality in certain advances to the Bank’s members will not be treated as “swaps”. Accordingly, the Bank’s ability to offer these advances to member customers should not be adversely affected by the new derivatives regulations.

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including swap data record-keeping and reporting, and minimum margin and capital requirements. The CFTC, the Finance Agency and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, the Bank would have to post both initial margin and variation margin to the Bank's swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank would be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivatives transactions entered into by the Bank, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that the Bank will have to comply with such requirements until the end of 2013.

Documentation for Uncleared Transactions. In February 2012, the CFTC adopted final rules that impose external business conduct standards on swap dealers and major swap participants when dealing with counterparties. In order to facilitate compliance with the external business conduct standards, swap dealers and major swap participants have sought to amend their existing swap documentation with counterparties. The original compliance date for swap dealers and major swap participants to comply with the external business standards was October 14, 2012, but that deadline has been extended twice and is now May 1, 2013. The Bank adhered to the International Swap Dealers Association (ISDA) August 2012 Dodd-Frank protocol in 2012 to address the new documentation requirements under the external business conduct rules. Following adherence to the protocol, the Bank has amended its agreements with swap dealers by completing the required exchange of questionnaires with these parties.

In September 2012, the CFTC finalized rules regarding certain new documentation requirements for uncleared trades. The final rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and possible changes to the Bank’s existing credit support arrangements with its swap dealer counterparties. The Bank’s swap documentation with swap dealers must comply with certain of the requirements contained in the September 2012 CFTC rules by July 1, 2013. The final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with the Bank. These timing requirements will be phased in between December 31, 2012 and March 1, 2014.

Additional changes to the Bank’s swap documentation are expected to be required by additional Dodd-Frank Act rules, including the margin requirements for uncleared swaps that have not yet been finalized. The Bank will consider adhering to future ISDA protocols to address the foregoing requirements.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of the Bank’s cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012, and CFTC guidance issued subsequent thereto. The Bank currently complies with recordkeeping requirements for its swaps that were in effect on or after July 21, 2010 and, beginning on April 10, 2013, the Bank will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that the Bank enters into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements. The Bank will be required to comply with reporting requirements, including real-time reporting, for any swaps that it may intermediate for its members beginning on April 10, 2013.

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain prudential standards. The intent of the final rule and Oversight Council designations is for such firms to be subject to additional capital and other requirements to reduce risk in the financial system. The guidance issued with this final rule provides that the Oversight Council expects generally to use a process in making its determinations consisting of the following:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of December 31, 2012, the Bank had $64.6 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of December 31, 2012, the Bank had $59.3 billion in total outstanding consolidated obligations, the Bank's principal form of outstanding debt;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then the Bank's operations and business could be adversely impacted by any resulting additional costs, liquidity and capital requirements, and/or restrictions on business activities.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council requested comments through February 15, 2013 on certain proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause the Bank’s funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the Bank’s results of operations.

Significant Finance Agency Developments

Final Rules

Finance Agency Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA and effective August 2, 2012, regarding prudential standards for the operation and management of the FHLBanks, including among other things, internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock.

Proposed Rules

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments with a comment deadline of December 4, 2012, on a proposed Advisory Bulletin which would set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether such an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
the FHLBank's documented framework, procedures, methodologies, and standards to evaluate an insurance company member's creditworthiness and financial condition, the FHLBank valuation of the pledged collateral and whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking with a comment deadline of December 4, 2012 that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios, and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days.

Other Significant Developments

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Regulation. On January 10, 2013, the CFPB issued a final regulation with an effective date of January 14, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain loans such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements to be considered a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards for a QM prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final Ability to Repay/ final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due February 25, 2013. Some of the Bank's CFI members offer balloon mortgages. If such mortgages are not treated as QM mortgages under final CFPB regulations this is likely to reduce mortgage lending by the Bank's CFI members.

The safe harbor for QMs could incent lenders, including the Bank's members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision --Liquidity Framework. On January 6, 2013 the Basel Committee announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendment includes the following: 1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows; 2) a timetable for phase-in of the standard; 3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and 4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer could rest at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February 2013, it was reported that the U.S. banking regulators expect to customize the Basel III liquidity rules to an extent and expect to issue their final rules later in 2013.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework. These revisions, among other things, would have implemented the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers; revised the methodologies for calculating risk-weighted assets in the general risk-based capital rules, including residential mortgage assets; and revised the approach by which large banks determine their capital adequacy. On November 9, 2012, the Federal banking regulators announced that they were indefinitely delaying the effective date for the implementation of the Basel III capital requirements.

NCUA Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the NCUA published a proposed rule with a comment deadline of September 20, 2012, requiring, among other things, that federally insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact the Bank's results of operations if it causes the Bank's federally insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.

Other Significant Developments - Foreclosure Prevention, Legislation, and GSE Reform

HARP, HAMP, and Other Foreclosure Prevention Efforts. In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125% loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal write-downs or principal forgiveness (including new short-sale/deed in lieu of foreclosure programs recently discussed), or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our mortgage loans, our income from those mortgages could decline.

Further, settlements announced in 2012 and early 2013 with the banking regulators, the federal government and the nation's largest mortgage servicers, and states attorneys' general are also focused on loan modifications and principal write-downs. In January 2013, the Treasury Department announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private label MBS. These programs, proposals, and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows the Bank realizes from those investments. The Bank monitors these developments and assesses the potential impact of relevant developments on investments, including private label MBS as well as on the Bank's securities and loan collateral and on the creditworthiness of any members that could be impacted by these issues. The Bank continues to update models, including the models the Bank uses to analyze investments in private label MBS, based on developments such as these. Additional developments could result in further increases to loss projections from these investments.

Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in Agency MBS. If that should occur, these investments would be paid off in advance of original expectations subjecting the Bank to resulting premium acceleration and reinvestment risk.

Housing Finance and Housing GSE Reform. The new Congress is expected to continue consideration of possible reforms to the secondary mortgage market, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). During the last Congress, at least ten separate bills were introduced in the House of Representatives that would have affected the Enterprises in a variety of significant ways. While none of the bills would have directly impacted the FHLBanks, it is expected that legislation to reform housing finance and housing GSEs (including the FHLBanks and the Enterprises) will again be a high priority in the House Financial Services Committee and the Senate Banking Committee. Any changes to the U.S. housing finance system could have consequences for the FHLBanks as they seek to provide access to liquidity for their members.

Outside of Congress, several Federal agencies have taken action over the past year to lay the groundwork for a new U.S. housing finance structure. In February 2012, the Finance Agency announced a Strategic Plan that declared the Enterprises are no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization. In the summer of 2012, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of Fannie Mae and Freddie Mac to help expedite the wind down of the Enterprises.  The changes required all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios.  By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to re-capitalize themselves and return to the market in their previous structure.  While it is unclear how quickly the Enterprises might be wound down, it is apparent from these actions that changes to the U.S. mortgage finance system could occur in the not too distant future. However, it is impossible to determine at this time whether or when Congress or the Administration may act on housing GSE or housing finance reform.  The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operating risk, and business risk in accordance with Finance Agency regulations and consistent with the Bank’s risk profile. The risk profile was established by the Board, as were other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

During 2012, debt spreads deteriorated relative to LIBOR as Eurozone concerns faded; however investor demand remained strong resulting in favorable spreads versus U.S. Treasury securities. Access to the longer-term debt and callable markets remained unimpeded and did not limit the Bank’s risk management activities. While high levels of delinquency and foreclosure rates remain, unemployment and job growth are beginning to show very modest improvement. The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank’s member collateral policies, practices and secured status are discussed further below and in Item 1. Business in this Form 10-K. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by factors in the mortgage market. All of these risk exposures are continually monitored and are discussed in the following sections.

For further information regarding the financial and residential markets in 2012, see the Executive Summary in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in this Form 10-K. The Bank’s risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank has developed a robust risk management infrastructure over the past few years. This included addressing the following: (1) risk governance; (2) risk appetite; (3) risk measurement and assessment; (4) risk reporting and communication; and (5) top risks and emerging risks. First, the Bank’s policies and committee structures provide effective governance over the risk management process. Second, the Bank’s risk appetite is integrated with the strategic plan and reinforced through management incentives. Third, all material risk exposures have been reviewed to establish a robust set of key risk indicators, many with associated limits and guidelines. Fourth, the Bank has developed an enhanced risk reporting system that has strengthened management and Board oversight of risk and provided a clear understanding of risks the Bank faces. Lastly, management and the Board are actively engaged in surveying and assessing top risks and emerging risks. Top risks are existing, material risks the Bank faces; these are regularly reviewed, frequently reconsidered and actively managed. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity. The Bank believes that a strong and dynamic risk management process serves as a base for building member value in the cooperative.

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures which recognizes primary risk ownership and management by the Bank’s business units. The focus of the Finance Committee of the Board is balance sheet management and entails oversight of market events and risk activities over interest rate, pricing, liquidity and funding risks. The Board’s Risk Committee has responsibility for the oversight of operating risks including compliance, fraud and the Bank-wide risk assessment as well as nonmember counterparty credit risk and risks related to information technology matters. The Audit Committee also oversees the adequacy of the Bank’s allowance for credit losses. The member-oriented Affordable Housing, Products & Services Committee has responsibility for member credit risk and collateral management. Risk issues that are significant for several committees are often covered with the full Board. The Bank’s comprehensive risk appetite report, exposure to private label MBS and updates on regulatory issues are routinely discussed with the full Board. From time to time, ad-hoc committees of the Board may be created to study and report on key risk issues facing the Bank. All Board members are provided training dealing with specific risk issues relevant to the Bank.

As previously mentioned, key components of this risk governance framework are the Board-adopted Member Products Policy and the Risk Governance Policy. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, credit underwriting criteria, and other applicable guidelines. The magnitude of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb potential losses. The limits are reviewed and continually re-evaluated with adjustments requiring Board approval and are included in the Risk Governance Policy. All breaches of risk limits are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action, as applicable, to reduce affected positions. The risk governance framework also includes supplemental risk management policies and procedures that are reviewed on a regular basis to ensure that they provide effective governance of the Bank’s risk-taking activities.

Further, Internal Audit provides an internal assessment of management and the internal control systems. Internal Audit activities are designed to provide reasonable assurance for the Board that: (1) resources are acquired economically, used efficiently, and adequately protected; (2) significant financial, managerial and operating information is materially accurate, reliable and timely; and (3) employees’ actions are in compliance with Bank policies, standards, procedures and applicable laws and regulations. Additionally, as a GSE, the Bank is subject to a comprehensive examination by the Finance Agency which executes its responsibilities via onsite examinations, periodic offsite evaluations, and through monitoring of the various compliance and activity reports provided by the Bank.

The Risk Management Committee (RMC) is a senior management committee that provides Bank-wide oversight of the Bank’s primary risks. The RMC delegates direct oversight of specific credit and operational risks to three other risk committees - Credit Risk Committee (CRC), Operational Risk Management Committee (ORMC) and the Technology & Projects Steering Committee (TAPS). Market and liquidity risk is managed by the Bank’s Asset/Liability Committee (ALCO). Business risk is managed by RMC and the Bank’s Executive Committee. RMC may also approve key overarching risk policies and Bank objectives that it deems appropriate in managing the Bank’s risks.

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet and measures the Bank’s current ability to honor the par put redemption feature of its capital stock. This is one of the risk metrics used to evaluate the adequacy of retained earnings and develop dividend payment and excess capital stock repurchase recommendations.

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. When MV/CS is above the established floor, additional analysis is performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The MV/CS ratio was 115.1% and 96.9% at December 31, 2012 and 2011, respectively. The improvement in the MV/CS during 2012 was primarily due to higher prices and principal paydowns on the private label MBS portfolio, increased retained earnings, and narrower advance spreads resulting from pricing changes adopted during the first quarter of 2012. Because the MV/CS ratio was above the 90.0% floor at December 31, 2012, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases and dividend payouts to determine if any excess stock should be repurchased. As a result of this analysis, the Bank repurchased $300 million in excess capital stock on February 22, 2013. The Bank also executed partial repurchases in February, April, July and October 2012 which totaled $777 million. The effect of the repurchases was a modest improvement in the MV/CS ratio.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid only cash dividends. During 2011, the Bank did not pay a dividend. In February, April and July 2012, the Bank paid a dividend equal to an annual yield of 10 basis points per share. On October 31, 2012, the Bank paid an annualized dividend of 43 basis points per share. The dividend was based on average 3-month LIBOR and was calculated on stockholders’ average balances for the previous quarter. On February 22, 2013, the Bank paid an annualized dividend of 32 basis points per share, which was based on average 3-month LIBOR for the fourth quarter 2012.

Decisions regarding any future repurchase of excess capital stock or dividend payouts will be made on a quarterly basis. The Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future periods. See the “Capital and Retained Earnings” discussion in Financial Condition in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding the Bank’s Retained Earnings policy.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency guidance. According to policy, loans identified as subprime are not eligible to be included in the member’s collateral position. However, the policy allows for low FICO loans with reasonable mitigating credit factors (i.e. low LTV or debt-to-income ratios). Therefore, the Bank’s definition of a subprime loan is a loan with a low FICO score that does not possess reasonable mitigating credit factors.

Limits have been established for exposure to low FICO and nontraditional residential mortgages. A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO (with acceptable mitigating factors or unknown and missing FICO score loans) or nontraditional loans and securities. A limit of 25% has also been established for total exposure including low FICO and nontraditional member collateral, subprime and nontraditional private label MBS, and low FICO whole mortgage loans acquired through the Bank’s MPF program.

In addition, an enhanced reporting process has been established to aggregate the volume of the aforementioned loans and securities. Lastly, with respect to collateral, all members are required to identify subprime, low FICO score and nontraditional loans and provide periodic certification that they comply with the FFIEC guidance.

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk. The Bank’s market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank’s housing mission and safe and sound operations in all interest rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market changes, such as basis changes. Generally, the Bank manages basis risk through asset selection and pricing. Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as mortgage loans and MBS, which together represent the primary source of options risk. Management regularly reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges to assess the need for re-balancing strategies. These re-balancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

The Bank’s Market Risk Model. Significant resources are devoted to ensuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. The Bank continues to upgrade the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior. Actual levels of mortgage loan refinancing have been significantly below comparable historical periods from which existing prepayment models are based. As a result, the models have consistently projected a greater amount of mortgage prepayments during 2012 than actually observed. During the third quarter of 2012, ALCO reviewed and approved prepayment model changes to better align modeled mortgage prepayments with actual portfolio experience by reducing projected prepayments.

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

Duration of Equity. One key risk metric used by the Bank, which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument’s value, or the value of a portfolio of instruments, to a 100 basis point parallel shift in interest rates. Duration (typically measured in months or years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity.

The Bank’s asset/liability management policy approved by the Board calls for actual duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis and regularly evaluates its market risk management strategies.

In response to unprecedented mortgage spread levels, in 2011 management developed an alternative risk profile to exclude the effects of increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. A revised alternate methodology which removes the interest rate sensitivity of impaired private label MBS was approved in 2012. The revised methodology more fully reflects the credit-intensive nature of the securities and resulting low correlation of price changes to interest rates in the current environment.

The following table presents the Bank's duration of equity exposure calculated in accordance with the revised alternate methodology and the actual duration of equity at December 31, 2012 and 2011.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
December 31, 2012	1.1	0.6	1.3
December 31, 2011(1)	0.6	0.6	2.1

Actual duration of equity:
December 31, 2012	2.5	1.8	2.6
December 31, 2011	2.7	2.8	4.4
Note:
(1) For comparison purposes, the alternative risk profile duration of equity calculation methodology in effect at December 31, 2011 resulted in duration of 1.9 in the Base Case; 2.3 at Up 100 basis points; and 3.8 at Up 200 basis points, as reported in the Bank’s 2011 Form 10-K.
Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Duration of equity changes from prior year-end reflect the net effect of lower long-term interest rates, narrower mortgage spreads and the term structure model changes noted above which reduced duration, and partial replacement of fixed-rate debt calls during 2012, and the mortgage prepayment model change noted above which increased duration. Runoff of the impaired private label MBS portfolio was an additional factor that reduced the actual duration of equity. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Earned Dividend Spread (EDS). The Bank’s asset/liability management policy also measures interest rate risk based on an EDS. EDS is defined as the Bank’s return on average capital stock in excess of the average return of an established benchmark market index, 3-month LIBOR in the Bank’s case, for the period measured. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios for both Year 1 and Year 2. The EDS Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank’s EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. Consistent with the Return Volatility metric, EDS is measured over both a rolling forward 1 to 12 month time period (Year 1) and a 13 to 24 month time period (Year 2), for selected interest rate scenarios.

The following table presents the Bank’s EDS level and volatility as of December 31, 2012 and 2011. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at December 31, 2012 and 2011.

	EDS Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
December 31, 2012	381	13	392	24	368	478	110	582	214
December 31, 2011	182	10	166	(6)	172	251	79	364	192

Year 2 Return Volatility
December 31, 2012	472	13	479	20	459	483	24	539	80
December 31, 2011	203	(18)	177	(44)	221	249	28	382	161
Notes:
(1)Based on adjusted earnings excluding future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

EDS increased primarily as a result of higher earnings resulting from higher projected advance balances, debt issued at more favorable levels and higher projected mortgage balances resulting from the prepayment model change described above. EDS in Year 1 also improved as a result of continued excess capital stock repurchases. EDS volatility changes were mainly the result of the prepayment model changes, lower implied forward rates, increased reset risk and replacement of called debt.

Earnings-at-Risk (EaR). The Bank employs an EaR framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate and volatility shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank’s Capital Markets and Corporate Risk Management departments also monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

During the second quarter of 2012, the daily exposure limit of EaR as approved by the Board was increased to $1.8 million based on improved forecasted levels of income. The Bank's ALCO has established a lower exposure limit as it only increased the operating guideline to $1.4 million. During the fourth quarter of 2012, the daily exposure limit of EaR as approved by the Board was increased to $2.2 million based on improved forecasted levels of income. The Bank's ALCO has established a lower exposure limit as it only increased the operating guideline to $1.8 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during 2012. At December 31, 2012, EaR measured $1.1 million.

Derivatives and Hedging Activities. Members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate derivatives. The Bank’s general practice is to simultaneously execute interest rate swaps or derivative transactions when extending term and option-embedded advances and/or issuing liabilities to convert the instruments’ cash flows to a floating-rate that is indexed to LIBOR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on its members’ capital investment.

The Bank may also acquire assets with structural characteristics that reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets can include small fixed-rate, fixed-term loans and small fixed schedule amortizing loans. These assets may require the Bank to employ risk management strategies in which the Bank hedges the aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate swaps to manage these aggregated risks.

The use of derivatives is integral to the Bank’s financial management strategy, and their impact is significant on the Bank’s financial statements. Management has a risk management framework that outlines the permitted uses of derivatives that adjusts the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank’s risk and earnings objectives. All derivatives utilized by the Bank hedge identifiable risks and none are used for speculative purposes.

The Bank uses derivatives as follows: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; or (2) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to hedge: (1) embedded options in assets and liabilities; (2) the market value of existing assets and liabilities and anticipated transactions; or (3) the duration risk of prepayable instruments. See Note 11 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks as noted below. Historically the Bank has engaged in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges at December 31, 2012.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2012 (in billions)
Advances (2)
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$4.6
		Economic	1.5
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	1.3
		Economic	—
Pay floating with embedded features, receive floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and offsets embedded option risk in the advance.	Fair Value	0.9
Subtotal - advances			$8.3

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Economic	$0.1
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.2
Subtotal - investments			$1.3

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.1

Consolidated Obligation Bonds (3)
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$11.5
		Economic	1.5
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	7.3
		Economic	0.1
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	—
Subtotal - consolidated obligation bonds			$20.4

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$1.1

Stand-Alone Derivatives
Mortgage delivery commitments	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	N/A	$—

Total notional amount			$31.2
Note:
(1) The Fair Value category represent hedging strategies for which qualifying hedge accounting is achieved. The Economic category represents hedging strategies for which qualifying hedge accounting is not achieved.
(2) At December 31, 2012, the par value of advances outstanding was $39.7 billion.
(3) At December 31, 2012, the par value of consolidated bonds outstanding was $34.8 billion.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on a member’s total credit exposure or TCE, which includes advances with accrued interest, fees, basis adjustments and estimated prepayment penalties; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At December 31, 2012, TCE was $48.1 billion, comprised of approximately $39.7 billion in advance principal outstanding, $7.6 billion in letters of credit, $0.5 billion in advance commitments, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an ICR that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter’s results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate financial analysis method is used to analyze insurance company exposure. While banking institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on varying forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During 2012, there were 51 failures of FDIC-insured institutions nationwide. Two of these failures were members of the Bank. In the first case, upon closure by the Office of the Comptroller of the Currency, all of the member’s credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with an out-of-district nonmember financial institution and all credit obligations owed to the Bank by the failed bank were promptly paid off in full. In the second case, upon closure by the Pennsylvania Department of Banking and Securities, without designation of an assuming institution, the FDIC was appointed receiver for the failed bank, and all credit obligations owed to the Bank by the failed bank were promptly paid off in full. Between January 1, 2013 and March 13, 2013, there were four additional failures of FDIC-insured institutions nationwide. None of these were members of the Bank.

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

The following table presents the Bank’s top ten borrowers with respect to their TCE at December 31, 2012.

	December 31, 2012
(dollars in millions)	TCE	% of Total
Sovereign Bank, N.A, DE (1)	$13,251.9	27.5%
TD Bank, National Association, DE	6,556.6	13.6
Chase Bank USA, N.A., DE	6,503.0	13.5
PNC Bank, National Association, DE (2)	6,080.8	12.6
Ally Bank, UT(3)	4,800.3	10.0
Susquehanna Bank, PA	1,623.9	3.4
Northwest Savings Bank, PA	701.3	1.5
National Penn Bank, PA	630.5	1.3
Genworth Life Insurance Company, DE	493.3	1.0
Customers Bank, PA	471.4	1.0
	$41,113.0	85.4%
Other borrowers	7,002.9	14.6
Total TCE outstanding	$48,115.9	100.0%
Notes:
(1) Sovereign Bank, N.A is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at December 31, 2012, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of December 31, 2012.

	December 31, 2012
(dollars in millions)	Advance Balance	% of Total
Sovereign Bank, N.A., DE (1)	$13,205.0	33.3%
Chase Bank USA, N.A., DE	6,500.0	16.4
PNC Bank, National Association, DE (2)	6,000.2	15.1
Ally Bank, UT(3)	4,800.0	12.1
Susquehanna Bank, PA	1,192.2	3.0
Northwest Savings Bank, PA	695.5	1.8
National Penn Bank, PA	629.2	1.6
Genworth Life Insurance Company, DE	492.9	1.2
Customers Bank, PA	471.0	1.2
Wilmington Savings Fund Society FSB, DE	376.3	0.9
	$34,362.3	86.6%
Other borrowers	5,308.5	13.4
Total advances	$39,670.8	100.0%
Notes:
(1) Sovereign Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

In comparison to the December 31, 2012 period-end balances disclosed above, the average year-to-date balances for the ten largest borrowers totaled $26.1 billion, or 80.8% of total average advances outstanding. During 2012, the maximum outstanding balance to any one borrower was $13.2 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. Because of the Bank’s advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of December 31, 2012 and December 31, 2011. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	December 31, 2012	December 31, 2011
Letters of credit:
Public unit deposit	$7,489.8	$6,427.0
Tax exempt bonds	84.0	203.4
Other	62.4	71.7
Total	$7,636.2	$6,702.1
Expiration terms:
One year or less	$6,900.6	$6,509.6
After one year through five years	735.6	192.5
Total	$7,636.2	$6,702.1

At December 31, 2012 and 2011, the Bank had a concentration of letters of credit to one member totaling $6.6 billion and $5.5 billion, respectively. These amounts accounted for 85.9% and 82.0% of the total outstanding amount for each period, respectively.

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

The Bank reviews and assigns borrowing capacities based on this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts to determine that a member’s TCE is fully collateralized. Other factors that the Bank may consider in calculating a member’s MBC include the collateral status for loans, frequency of loan data reporting, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

The Bank uses a QCR that is designed to provide more timely and detailed collateral information. Depending on a member’s credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is designed to strengthen the Bank’s collateral analytical review procedures. The output of the QCR is a member’s MBC. For the small number of members who opt out of QCR filing, MBC is calculated by the Bank, based on the member’s regulatory filing data. The Bank’s calculation is further reduced to 20% of the aggregate sum of eligible collateral values to establish an MBC. Such members are required to file an Annual Collateral Certification Report.

The Bank does not accept subprime residential mortgage loans (FICO score of 660 or below) as qualifying collateral, and loans identified as such are not included in a member’s MBC. During 2011, the Bank implemented modifications to the QCR process whereby filing members deduct subprime loans and stratify net eligible remaining first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. As of December 31, 2012, the Bank may have held security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements; however, such assets were not assigned a lending value. The Bank will accept loans with a FICO score of 660 or below if there are other mitigating factors, including a LTV ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). For such risk-mitigated loans, and for those in which no FICO is available, a reduced collateral weighting of 60% will apply. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member’s MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting of 60%. At December 31, 2012, less than 19% of the Bank’s total pledged collateral was considered nontraditional mortgage loans consistent with FFIEC guidance.

During 2012, the Bank made several updates to its Collateral Policy which reflect the Bank's continued commitment to prudent risk management in consideration of market and economic conditions. The updates include the following:

•
an increase in the collateral weightings on commercial real estate loans and on agricultural and commercial business loans (CFI eligible collateral) by 10% (from 50% to 60% for blanket-undelivered; from 40% to 50% for blanket-delivered);

•
the collateral weightings for qualifying acquisition, development and construction loans were reduced by half (to 25% for blanket-undelivered; to 23% for specific pledge and blanket-delivered for policy reasons; and to 20% for blanket-delivered for credit reasons). These loans were later fully eliminated from qualifying collateral;

•	the collateral weighting for qualifying loans with low FICO scores less than or equal to 660 with acceptable mitigating factors was reduced from 80% to 60%;

•
the collateral weighting for qualifying private-label mortgage-backed securities was increased by 10% (from 75% to 85% for blanket lien delivered and from 65% to 75% for specific pledge delivered); and

•	removal of the hard limit, while retaining Bank discretion, requiring collateral delivery to secure credit exposure exceeding 75% of MBC and/or 300% of the Bank's total equity capital.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2012, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $2.4 billion, or 6.0% of total par value of loans outstanding. Eligible expanded collateral represented 9.9% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral.

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

Lending Values by Type of Collateral for All Borrowers
Collateral Type	Policy Value or Range	Range of Effective Lending Values Applied to Collateral	Combined Weighted Average Effective Lending Value

Blanket Lien
Single family mortgage loans (including nontraditional) (1)	60-80%	55-80%	73.8%
Multi-family mortgage loans	60%	60-70%	65.1%
Home equity loans/lines of credit	60%	44-60%	52.3%
CFI collateral	60%	45-60%	59.6%
Commercial real estate loans	60%	45-60%	59.9%
Other loan collateral (farmland)	60%	60%	60%

Delivered or Specific Pledge
FHLBank deposits, U.S. government /U.S. Treasury/U.S. agency securities	96-100%	92-100%	96.5%
State and local government securities	80-85%	None pledged	None pledged
U.S. agency MBS and CMOs	93-95%	93-95%	94.1%
Private label MBS and CMOs	75-85%	None pledged	None pledged
Single-family mortgage loans (including nontraditional) (1)	50-75%	48-80%	79.3%
Multi-family mortgage loans	50-55%	45-55%	50.6%
Home equity loans/lines of credit	50-55%	50-55%	52.4%
CFI collateral	50-55%	None pledged	None pledged
Commercial real estate loans	50-55%	45-55%	51.3%
Other loan collateral (farmland)	50-55%	55%	55%
Note:
(1) Includes FHA/VA loans

The following table summarizes total eligible collateral values for all of the Bank’s members, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2012 and 2011. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$58,905.5	44.5%	$70,633.9	52.0%
High quality investment securities(1)	3,032.3	2.3	3,620.8	2.7
ORERC(2)/CFI eligible collateral	61,579.6	46.5	53,457.0	39.3
Multi-family residential mortgage loans	8,901.4	6.7	8,081.1	6.0
Total eligible collateral value	$132,418.8	100.0%	$135,792.8	100.0%
Total TCE	$48,115.9		$36,901.9
Collateralization ratio (eligible collateral value to TCE outstanding)	275.2%		368.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.
(2) Other real estate related collateral.

The following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status of all member borrowers as of December 31, 2012 and 2011.

	December 31, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$46,112.5	40.9%	$7,317.0	92.4%	$1,315.4	35.1%	$54,744.9	44.1%
High quality investment securities(1)	1,442.6	1.3	599.7	7.6	205.4	5.5	2,247.7	1.8
ORERC/ CFI eligible collateral	56,527.7	50.2	—	—	2,060.8	55.0	58,588.5	47.1
Multi-family residential mortgage loans	8,543.3	7.6	—	—	163.0	4.4	8,706.3	7.0
Total eligible collateral value	$112,626.1	100.0%	$7,916.7	100.0%	$3,744.6	100.0%	$124,287.4	100.0%
Total TCE	$40,620.0	84.4%	$7,045.2	14.6%	$450.7	1.0%	$48,115.9	100.0%
Number of members	183	87%	5	2%	24	11%	212	100.0%

	December 31, 2011
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$43,008.5	43.0%	$4.3	0.4%	$2,200.8	40.3%	$45,213.6	42.4%
High quality investment securities(1)	1,788.4	1.8	1,143.4	99.6	643.4	11.8	3,575.2	3.4
ORERC/ CFI eligible collateral	47,591.1	47.5	—	—	2,465.7	45.1	50,056.8	46.9
Multi-family residential mortgage loans	7,719.6	7.7	0.1	—	154.2	2.8	7,873.9	7.3
Total eligible collateral value	$100,107.6	100.0%	$1,147.8	100.0%	$5,464.1	100.0%	$106,719.5	100.0%
Total TCE	$34,950.7	94.7%	$944.6	2.6%	$1,006.6	2.7%	$36,901.9	100.0%
Number of members	177	81%	4	2%	38	17%	219	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Members under blanket delivery status have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of December 31, 2012 and 2011, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $3.3 billion and $5.8 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2012 and 2011 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	December 31, 2012 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(3)	Total
Money market investments:
Securities purchased under agreements to resell	$—	$1,500.0	$1,000.0	$—	$—	$—	$—	$2,500.0
Federal funds sold	—	2,250.0	1,950.0	395.0	—	—	—	4,595.0
Total money market investments	—	3,750.0	2,950.0	395.0	—	—	—	7,095.0
Investment securities:
Certificates of deposit	—	400.0	—	—	—	—	—	400.0
U.S. Treasury bills	—	350.0	—	—	—	—	—	350.0
Other U.S. obligations	—	21.0	—	—	—	—	—	21.0
GSE securities	—	1,194.1	—	—	—	—	—	1,194.1
State and local agency obligations	12.2	253.7	—	—	—	—	—	265.9
Total non-MBS	12.2	2,218.8	—	—	—	—	—	2,231.0
Other U.S. obligations residential MBS	—	2,233.3	—	—	—	—	—	2,233.3
GSE residential MBS	—	4,835.0	—	—	—	—	—	4,835.0
Private label residential MBS	23.7	43.7	113.0	487.3	213.1	255.5	1,482.7	2,619.0
Private label HELOCs	—	12.1	—	—	—	—	14.8	26.9
Total MBS	23.7	7,124.1	113.0	487.3	213.1	255.5	1,497.5	9,714.2
Total investments	$35.9	$13,092.9	$3,063.0	$882.3	$213.1	$255.5	$1,497.5	$19,040.2

	December 31, 2011 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(3)	Total
Money market investments:
Federal funds sold	$—	$1,750.0	$700.0	$—	$—	$—	$—	$2,450.0
Investment securities:
Certificates of deposit	—	1,100.0	900.0	—	—	—	—	2,000.0
Treasury bills	—	730.0	—	—	—	—	—	730.0
TLGP investments	—	250.1	—	—	—	—	—	250.1
GSE securities	—	939.1	—	—	—	—	—	939.1
State and local agency obligations	3.0	275.7	—	—	—	—	—	278.7
Total non-MBS	3.0	3,294.9	900.0	—	—	—	—	4,197.9
Other U.S. obligations residential MBS	—	2,411.1	—	—	—	—	—	2,411.1
MBS issued by GSEs	—	4,269.8	—	—	—	—	—	4,269.8
Private label residential MBS	178.5	140.8	181.6	541.4	318.6	330.2	1,564.4	3,255.5
Private label HELOCs	—	15.4	2.2	—	—	8.1	7.0	32.7
Total MBS	178.5	6,837.1	183.8	541.4	318.6	338.3	1,571.4	9,969.1
Total investments	$181.5	$11,882.0	$1,783.8	$541.4	$318.6	$338.3	$1,571.4	$16,617.0
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $5.6 million and $6.2 million at December 31, 2012 and December 31, 2011, respectively.
(2) Balances exclude total accrued interest of $12.8 million and $15.7 million at December 31, 2012 and 2011, respectively.
(3) At December 31, 2012, “Other” included private label MBS and HELOC securities rated CCC, CC, C and D with balances of $171.4 million, $271.4 million, $374.5 million and $680.2 million, respectively. At December 31, 2011, “Other” included private label MBS and HELOC securities rated CCC, CC, C and D with balances of $157.7 million, $518.7 million, $760.4 million and $134.6 million, respectively.

As of December 31, 2012, there were credit rating agency actions affecting a total of 68 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2011. These securities had a total par value of $1.5 billion and $2.0 billion as of December 31, 2012 and 2011, respectively, reflected in the tables above. Securities downgraded from “investment grade” to “below investment grade” represented a total par balance of $100.3 million and $143.9 million at December 31, 2012 and 2011, respectively.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including placement of the counterparty on negative watch by one or more NRSROs. In all cases, the Bank’s assigned internal credit rating will never be higher than the lowest external credit rating. For internal reporting purposes, the incorporation of negative credit watch into the credit rating analysis of an investment may translate into a downgrade of one credit rating level from the external rating.

Short-term Investments. The Bank maintains a short-term investment portfolio to provide funds to meet the credit needs of its members and to maintain liquidity. The FHLBank Act and Finance Agency regulations set liquidity requirements for the FHLBanks. In addition, the Bank maintains a contingency liquidity plan in the event of operational disruptions at the Bank and the OF. See the Liquidity and Funding Risk section of Item 7. Management’s Discussion and Analysis in this Form 10-K for a discussion of the Bank’s liquidity management.

Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured credit investments have maturities generally ranging between overnight and six months and include the following types:

•	Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest;

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on an overnight and term basis;

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities; and

•	Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer on demand.

Under the Bank’s Risk Governance Policy, the Bank can place money market investments, which include those investment types listed above, on an unsecured basis with large financial institutions with long-term credit ratings no lower than BBB. Management actively monitors the credit quality of these counterparties.

As of December 31, 2012, the Bank had unsecured exposure to 11 counterparties totaling $5.0 billion, or an average of $454.1 million per counterparty, with unsecured exposure to six counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at December 31, 2012 and 2011. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2012	December 31, 2011
Certificates of deposit	$400.0	$2,000.0
Federal funds sold	4,595.0	2,450.0
Total	$4,995.0	$4,450.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2012, 80.5% and 100% of the Bank’s unsecured investment credit exposure in Federal funds sold and certificates of deposit, respectively, was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2012, the Bank was in compliance with the regulatory limits established for unsecured credit.

The Bank is prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. The Bank is in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments as of December 31, 2012.

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

(in millions)
December 31, 2012 (1)
Carrying Value (2)
Domicile of Counterparty	Investment Grade
	AAA	AA	A	BBB	Total
Domestic	$—	$—	$—	$230.0	$230.0
U.S. subsidiaries of foreign commercial banks	—	—	500.0	165.0	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	—	500.0	395.0	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	750.0	—	—	750.0
Canada	—	400.0	1,000.0	—	1,400.0
Germany	—	—	450.0	—	450.0
Sweden	—	750.0	—	—	750.0
Netherlands	—	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	—	2,650.0	1,450.0	—	4,100.0
Total unsecured investment credit exposure	$—	$2,650.0	$1,950.0	$395.0	$4,995.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after December 31, 2012. These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(2) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At December 31, 2012, 92% of the carrying value of the total unsecured investments held by the Bank had overnight maturities.

(in millions)
December 31, 2012
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
Domestic	$230.0	$—	$—	$—	$—	$—	$230.0
U.S. subsidiaries of foreign commercial banks	665.0	—	—	—	—	—	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	895.0	—	—	—	—	—	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	—	—	—	750.0
Canada	1,000.0	200.0	200.0	—	—	—	1,400.0
Germany	450.0	—	—	—	—	—	450.0
Sweden	750.0	—	—	—	—	—	750.0
Netherlands	750.0	—	—	—	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	3,700.0	200.0	200.0	—	—	—	4,100.0
Total unsecured investment credit exposure	$4,595.0	$200.0	$200.0	$—	$—	$—	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at December 31, 2012.

In addition, at December 31, 2012, the Bank had $2.5 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty each in Canada ($1.5 billion), the United Kingdom ($0.8 billion), and Germany ($0.2 billion).

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $1.8 billion and $2.2 billion as of December 31, 2012 and December 31, 2011, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio increased $387.4 million from December 31, 2011 to December 31, 2012 due to purchases.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $642.3 million from December 31, 2011 to December 31, 2012. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The significant increase in prices on OTTI securities during 2012 decreased non-credit losses in AOCI from $(168.1) million at December 31, 2011 to an unrealized gain of $19.0 million as of December 31, 2012. The weighted average price on these securities increased from 77 at December 31, 2011 to 89 at December 31, 2012. These fair values are determined using unobservable inputs (i.e., Level 3) and are average prices derived from multiple third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Approximately 27.2% of the Bank’s MBS portfolio at December 31, 2012 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

The prospectuses and offering memoranda for the private label MBS in the Bank’s portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Item 3. Legal Proceedings in this Form 10-K.

Participants in the mortgage market often characterize single family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There is no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories, and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classify single family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process is less rigorous and to reduce the documentation requirements of the borrower.

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the private label MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

Characteristics of Private Label MBS by Type of Collateral

	December 31, 2012			December 31, 2011
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$313.9	$1,357.6	$1,671.5	$535.6	$1,713.2	$2,248.8
Alt-A	559.9	672.9	1,232.8	674.9	821.1	1,496.0
Subprime	—	6.5	6.5	—	7.3	7.3
Total	873.8	2,037.0	2,910.8	1,210.5	2,541.6	3,752.1
HELOC:
Alt-A	—	32.8	32.8	—	41.6	41.6
Total	—	32.8	32.8	—	41.6	41.6
Total private label MBS	$873.8	$2,069.8	$2,943.6	$1,210.5	$2,583.2	$3,793.7

Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable-rate security. Examples include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages(ARMs). In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has occurred.

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2012. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$13.4	$13.4
AA	—	—	—	25.0	25.0
A	—	—	3.1	79.6	82.7
BBB	—		34.9	290.0	324.9
Below investment grade:
BB	—	29.0	52.6	121.7	203.3
B	—	—	57.8	148.6	206.4
CCC	—	9.4	17.1	9.8	36.3
CC	26.3	126.9	46.5	—	199.7
C	122.9	113.2	39.2	—	275.3
D	222.5	61.7	20.3	—	304.5
Total	$371.7	$340.2	$271.5	$688.1	$1,671.5
Amortized cost	$299.1	$305.7	$259.4	$683.2	$1,547.4
Gross unrealized losses	—	(0.9)	(7.3)	(10.5)	(18.7)
Fair value	322.2	309.8	258.5	679.4	1,569.9
OTTI :
Credit-related OTTI taken	$(2.9)	$(5.9)	$(0.1)	$(0.1)	$(9.0)
Noncredit-related OTTI taken	2.9	4.5	0.1	(0.7)	6.8
Total 2012 OTTI taken	$—	$(1.4)	$—	$(0.8)	$(2.2)
Weighted average fair value/par	86.7%	91.1%	95.2%	98.7%	93.9%
Original weighted average credit support	6.9	7.9	4.3	5.2	6.0
Weighted-average credit support - current	1.0	2.9	4.9	10.9	6.1
Weighted avg. collateral delinquency(1)	16.5	13.7	12.2	9.0	12.1

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$10.3	$10.3
AA	—	11.8	—	7.1	18.9
A	—	—	8.4	23.6	32.0
BBB	—	—	—	159.7	159.7
BB	—	—	—	11.2	11.2
Below investment grade:
B	—	—	43.9	6.9	50.8
CCC	—	40.6	60.9	41.6	143.1
CC	—	52.0	40.4	—	92.4
C	73.4	58.2	16.1	—	147.7
D	178.8	363.6	24.3	—	566.7
Total	$252.2	$526.2	$194.0	$260.4	$1,232.8
Amortized cost	$185.1	$419.6	$183.8	$259.1	$1,047.6
Gross unrealized losses	(6.8)	(19.8)	(8.2)	(3.1)	(37.9)
Fair value	179.7	413.8	176.5	259.3	1,029.3
OTTI:
Credit-related OTTI taken	$—	$(0.5)	$—	$(0.6)	$(1.1)
Noncredit-related OTTI taken	—	0.5	—	0.6	1.1
Total 2012 OTTI taken	$—	$—	$—	$—	$—
Weighted average fair value/par	71.3%	78.6%	90.9%	99.6%	83.5%
Original weighted average credit support	13.6	10.0	5.9	5.4	9.1
Weighted-average credit support - current	0.9	1.2	6.5	15.4	5.1
Weighted avg. collateral delinquency(1)	30.9	22.5	14.2	9.6	20.2
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

The Bank’s subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total portfolio as of December 31, 2012. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in Item 1A. Risk Factors in this Form 10-K.

	December 31, 2012
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$650.7	$648.8
J.P. Morgan Chase & Co.	543.5	544.9
Countrywide Financial Corp. (2)	286.7	280.9
Wells Fargo & Co.	278.5	280.4
Citigroup Inc.	208.3	201.0
GMAC LLC	145.1	145.3
Other	533.1	527.9
Total	$2,645.9	$2,629.2

	December 31, 2012
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$900.2	$900.8
Nationstar Mortgage Inc.	650.7	648.8
Bank of America Corp.	337.4	330.6
Citimortgage Inc.	208.3	201.0
U.S. Bank NA	202.5	202.5
Other	346.8	345.5
Total	$2,645.9	$2,629.2
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Nationstar Mortage Inc. is now servicing all but one of the bonds, and six different trustees have assumed responsibility for these 20 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing these private label MBS.

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at December 31, 2012.

Private Label MBS in Unrealized Loss Positions

	December 31, 2012
(dollars in millions)	Par	Amortized Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate(1)
Residential MBS backed by:
Prime loans:
First lien	$508.4	$493.9	$(18.7)	12.8%
Alt-A and other:
Alt-A other	671.2	557.8	(37.9)	24.1%
Subprime loans:
First lien	4.1	4.1	(0.4)	26.5%
HELOC backed by Alt-A and other:
Alt-A other	16.6	15.9	(2.3)	3.6%
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

OTTI. During 2012, 2011 and 2010, the Bank recognized $11.4 million, $45.1 million and $158.4 million, respectively, of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The Bank’s estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank’s private label MBS. This process and related significant inputs are provided in Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Significant assumptions used on securities that incurred a credit loss in 2012 are included in Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Significant assumptions used on all of the Bank’s private label MBS as part of its fourth quarter 2012 analysis, whether OTTI was recorded or not, are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	9.2	27.3	44.6	1.0
2006	10.4	24.6	39.6	3.3
2005	12.5	12.2	30.8	6.4
2004 and prior	19.1	5.5	27.7	9.3
Total Prime	13.2	16.5	35.1	5.3
Alt-A:
2007	8.3	46.0	47.8	0.9
2006	9.7	35.8	49.2	0.8
2005	11.4	21.3	43.5	2.1
2004 and prior	14.6	11.1	26.7	15.3
Total Alt-A	11.3	28.3	40.8	5.9
Subprime:
2004 and prior	6.8	30.3	66.1	40.5
Total Residential MBS	12.3	21.9	37.7	5.7

	Significant Inputs for HELOCs
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
HELOCs (Alt-A):
2006	16.1	0.0	100.0	14.2
2004 and prior	10.5	3.6	100.0	2.9
Total HELOCs (Alt-A)	12.5	2.2	100.0	7.1

The Bank recognized $11.4 million of OTTI credit losses during 2012. The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A. The first quarter 2012 OTTI credit loss was primarily driven by an updated version of one of the models in the OTTI process. This updated model included more recent transition factors for Prime and Alt-A private label MBS. The second quarter 2012 OTTI credit loss was primarily driven by more pessimistic assumptions on 2006 private label MBS that are classified as Prime Hybrid securities. The more pessimistic assumptions were driven by comparisons to relevant benchmark statistics. The third and fourth quarter 2012 OTTI credit loss was minimal due to more optimistic assumptions related to the home price forecast.

At December 31, 2012, the Bank had 50 private label MBS that have had OTTI charges at some point (i.e., they are projected to incur a credit loss during their life). This includes one private label MBS deemed to be OTTI for the first time during 2012. The Bank has recognized $293.5 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. The Bank recognized $53.0 million of actual cash losses life-to-date of which $33.2 million of cash losses was incurred during 2012. Also, during 2012, two OTTI securities which had a life-to-date credit losses of $1.1 million matured, for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

By comparison, in 2011, the Bank had 51 of its private label MBS other-than-temporarily impaired, including four private label MBS deemed to be other-than-temporarily impaired for the first time. The Bank recognized $316.5 million of credit losses on these securities life-to-date. During 2011, the Bank realized $14.6 million of actual principal writedowns and $19.7 million life-to-date. The life-to-date credit loss excludes credit losses related to securities sold in previous quarters for which the Bank recognized gains of $7.3 million in 2011.

The following table presents the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, in 2012 and 2011.

	2012			2011
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$(0.7)	$(0.7)	$(0.6)	$(2.6)	$(3.2)
Securities previously impaired prior to current period	(11.4)	9.9	(1.5)	(44.5)	44.5	—
Total	$(11.4)	$9.2	$(2.2)	$(45.1)	$41.9	$(3.2)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank’s investment and is recognized as interest income over the life of the investment. Significant increases in cash flows caused an increase in the yield on certain OTTI private label MBS resulting in $8.7 million, $9.2 million and $5.4 million of interest income for 2012, 2011 and 2010, respectively.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if market conditions are right. During 2012 and 2011, the Bank transferred private label MBS with a fair value of $11.3 million and $90.9 million, respectively, as of the date of the transfer.

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

As shown in the table below, based on the estimated cash flows of the Bank’s private label MBS under the adverse case scenario the Bank’s fourth quarter 2012 credit losses would have increased $19.1 million. Under the stress scenario, the Bank may recognize a credit loss in excess of the current maximum credit loss, the difference between the security’s amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

	Three Months Ended December 31, 2012
	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	2	$56.3	$(0.4)	15	$477.7	$(7.1)
Alt-A	—	—	—	12	512.5	(11.1)
Subprime	—	—	—	1	2.4	—
HELOCs	1	2.4	—	5	20.7	(1.3)
Total	3	$58.7	$(0.4)	33	$1,013.3	$(19.5)
Note:
(1) Of these 33 securities, 31 had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.5 billion and $3.9 billion at December 31, 2012 and 2011, respectively, after an allowance for credit losses of $14.2 million and $14.3 million, respectively.

The tables below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range tables is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2012 and 2011. The geographic breakdown tables are also based on the unpaid principal balance at December 31, 2012 and 2011.

(dollars in millions)	December 31, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Conventional loans:
Original MPF	$1,489.7	42.7	$1,325.4	34.4
MPF Plus	1,646.4	47.3	2,182.6	56.6
Total conventional loans	3,136.1	90.0	3,508.0	91.0
Government-insured loans:
MPF Government	350.1	10.0	345.3	9.0
Total par value	$3,486.2	100.0	$3,853.3	100.0

(dollars in millions)	2012	2011	2010
Mortgage loans interest income	$168.1	$201.0	$242.2
Average mortgage loans portfolio balance	3,670.8	4,158.5	4,864.1
Average yield	4.58%	4.83%	4.98%
Weighted average coupon (WAC)	5.45	5.63	5.73
Weighted average estimated life (WAL)	4.0 years	5.7 years	5.5 years

	December 31, 2012	December 31, 2011
Original FICO ® scores:
Greater than 740	49%	47%
701 to 740	23%	24%
661 to 700	19%	19%
621 to 660	8%	9%
Less than 620	1%	1%

	December 31, 2012	December 31, 2011
Original LTV ratio range:
60% or below	18%	19%
Above 60% to 70%	16%	16%
Above 70% to 80%	53%	53%
Above 80% to 90%	8%	7%
Greater than 90%	5%	5%

	December 31, 2012	December 31, 2011
Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	13%	16%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	47%	40%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	21%	22%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	9%	11%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	10%	11%

Top state concentrations:
Pennsylvania	39%	32%
California	6%	7%
Maryland	5%	5%
Texas	4%	5%
Virginia	4%	5%
Ohio	4%	5%
Other states	38%	41%

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

•
Generally, 95% maximum LTV; all LTV ratio criteria generally are based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80% require primary mortgage insurance coverage; and

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI all conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase, at the greater of book value or market value, individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties are also required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. While the repurchase of these government mortgage loans that hit a delinquency trigger is not required contractually, historically PFIs have exercised their option to repurchase these loans. For 2012 and 2011, the total funded amount of conventional and government repurchased mortgage loans was $34.1 million, or 6.1%, and $19.6 million, or 7.1%, respectively, of total funded loans.

Layers of Loss Protection. The Bank is required to put a CE structure in place at purchase that assures that the Bank’s exposure to credit risk on mortgage loans is no greater than that of a mortgage asset rated at least AA. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a CE obligation or SMI.

Each MPF product structure has various layers of loss protection as presented below.

Layer	Original MPF	MPF Plus
First	Borrower’s equity in the property	Borrower’s equity in the property
Second (required for mortgage loans with LTV greater than 80%)	PMI issued by qualified mortgage insurance companies (if applicable)	PMI issued by qualified mortgage insurance companies (if applicable)
Third	Bank FLA (1) (allocated amount)	Bank FLA (1) (upfront amount)
Fourth	PFI CE amount (2)	SMI and/or PFI CE amount, if applicable (2)
Final	Bank loss	Bank loss
Note:
(1) The FLA either builds over time or is an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased. The type of FLA is established by MPF product. The Bank does not receive fees in connection with the FLA.
(2) The PFI’s CE amount for each pool of loans, together with any PMI or SMI, is sized at the time of loan purchase to equal the amount of losses in excess of the FLA to the equivalent of an AA rated mortgage investment.

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2012, 2011, and 2010, CE fees were $3.9 million, $4.6 million and $5.5 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

Original MPF. Under Original MPF, the FLA is zero on the day the first loan is purchased and generally increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by PMI, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its CE obligation for each pool of loans. The PFI is paid a fixed CE fee for providing this CE obligation. Loan losses in excess of both the FLA and the CE amount are recorded as losses by the Bank based on the Bank’s participation interest in the master commitment.

MPF Plus. Under MPF Plus, the first layer of losses (following any PMI coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional CE in the form of a SMI policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and SMI are paid by the PFI, up to the amount of the PFI’s CE obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the SMI policy amount, and the PFI’s CE obligation are recorded by the Bank based on the Bank’s participation interest. Losses incurred by the Bank up to its exposure under the FLA may be able to be recaptured through the recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE would be treated in the same manner as Original MPF. A number of MPF Plus pools also have SMI policies, which also can act as CE. The MPF Plus product is currently not being offered due to a lack of insurers writing new SMI policies.

The following table presents the outstanding balances in the FLAs for the Original MPF and MPF Plus products.

(in millions)	Original MPF	MPF Plus	Total
December 31, 2012	$2.6	$26.6	$29.2
December 31, 2011	2.2	32.1	34.3
December 31, 2010	2.0	39.1	41.1

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies which provide PMI and/or SMI for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required.

None of the Bank’s mortgage insurers currently maintain a rating of BBB or better by at least one NRSRO. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2012, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2012, $69.7 million of SMI exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2012 and 2011.

	Ratings by S&P\Moody’s	December 31, 2012
(in millions)	December 31, 2012	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	not rated	$6.4	$2.5
Mortgage Guaranty Insurance Corp.	B-\B2	5.0	2.0
PMI Mortgage Insurance Co.	not rated\Caa3	4.5	1.7
United Guaranty Residential Insurance Co.	BBB\Baa1	2.0	0.7
Radian Guaranty, Inc.	B-\Ba3	1.5	0.6
Genworth Mortgage Insurance Corp.	B\Ba1	2.0	0.8
Other insurance providers		1.0	0.4
Total		$22.4	$8.7

	Ratings by S&P/Moody’s	December 31, 2011
(in millions)	December 31, 2011	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	CC/Caa2	$6.9	$2.7
Mortgage Guaranty Insurance Corp.	B+/B1	5.4	2.2
PMI Mortgage Insurance Co.	R (3)/Caa3	5.0	1.9
United Guaranty Residential Insurance Co.	BBB/Baa1	2.4	1.0
Radian Guaranty, Inc.	B+/Ba3	2.0	0.8
Genworth Mortgage Insurance Corp.	BB-/Ba1	1.6	0.6
Other insurance providers		0.7	0.3
Total		$24.0	$9.5
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
(3) Represents regulatory action.

BOB Loans. See Item 1. Business in this Form 10-K for a description of this program. Prior to January 1, 2011, the entire BOB program was classified as a nonaccrual loan portfolio. At December 31, 2012, the allowance for credit losses on BOB loans was $2.5 million, a decrease of $0.7 million from December 31, 2011, due to declining balances and improved performance of the BOB loan portfolio.

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

	December 31, 2012		December 31, 2011
(dollars in millions) Credit Rating(1)	Total Notional	Net Credit Exposure	Total Notional	Net Credit Exposure
AA	$1,018.0	$15.7	$4,777.0	$29.9
A	25,134.1	10.2	26,320.6	6.2
BBB	5,027.6	—	—	—
Subtotal	31,179.7	25.9	31,097.6	36.1
Member institutions (2)	34.3	0.6	14.0	0.2
Total	$31,214.0	$26.5	$31,111.6	$36.3
Notes:
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

The following tables summarize the Bank’s derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of December 31, 2012 and 2011.

Notional Greater Than 10%	December 31, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$5,930.5	19.0	A	$5,274.2	16.9
BNP Paribas	A	4,168.6	13.4	AA	3,627.0	11.7
JP Morgan Chase Bank, NA	A	3,588.5	11.5	A	4,326.0	13.9
Morgan Stanley Capital	BBB	3,185.6	10.2	-	(1)	(1)
Credit Suisse International	-	(1)	(1)	A	3,419.0	11.0
All others	n/a	14,340.8	45.9	n/a	14,465.4	46.5
Total		$31,214.0	100.0		$31,111.6	100.0

Net Credit Exposure Greater Than 10%	December 31, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure
Royal Bank of Canada	AA	$15.0	56.9	AA	$14.9	41.1
UBS AG	A	5.1	19.2	A	4.9	13.5
HSBC Bank USA, NA	A	3.9	14.6	AA	6.5	17.9
BNP Paribas	-	(2)	(2)	AA	8.5	23.5
All others	n/a	2.5	9.3	n/a	1.5	4.0
Total		$26.5	100.0		$36.3	100.0
Notes:
(1) The percentage of notional is not greater than 10% in the period presented, so amount is not shown in table.
(2) The percentage of net credit exposure is not greater than 10% in the period presented, so amount is not shown in table.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe, specifically in Germany, Switzerland, France, and the United Kingdom. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$172.0	$172.0	$171.5
United Kingdom	50.0	40.0	39.8
Germany	34.2	19.2	35.6
Total	$256.2	$231.2	$246.9

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$256.4	$256.4	$254.3
United Kingdom	87.2	77.1	71.7
Germany	31.1	16.1	15.1
Total	$374.7	$349.6	$341.1
Note: The average maturity of these derivative contracts is September 2017 and February 2015 at December 31, 2012 and 2011, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$6.2	$6.2	$6.7
United Kingdom	25.5	19.3	20.6
Switzerland	9.9	4.9	4.8
Total	$41.6	$30.4	$32.1

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$7.8	$—	$—
United Kingdom	11.8	4.5	4.7
Switzerland	5.3	—	—
Total	$24.9	$4.5	$4.7
Note: The average maturity of these derivative contracts is December 2017 and December 2014 at December 31, 2012 and 2011, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The Bank’s various liquidity requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section below.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody’s and AA+ with negative outlook/A-1+ by S & P. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2012, the Bank’s consolidated obligation bonds outstanding decreased slightly to $35.1 billion compared to $35.6 billion at December 31, 2011. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2012 increased to $24.2 billion compared to $10.9 billion at December 31, 2011, primarily due to an increase in short-term advance activity.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. In 2012, spreads to LIBOR returned to more customary levels.

Consolidated obligations bonds often have investor-determined features. The decision to issue a bond using a particular structure is based upon the desired amount of funding, and the ability of the Bank to hedge the risks. The issuance of a bond with a simultaneously-transacted interest-rate exchange agreement usually results in a funding vehicle with a lower cost than the Bank could otherwise achieve. The continued attractiveness of such debt/swap transactions depends on price relationships in both the consolidated bond and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. The increase in funding alternatives available to the Bank through negotiated debt/swap transactions is beneficial to the Bank because it may reduce funding costs and provide additional asset/liability management tools. The types of consolidated obligations bonds issued can fluctuate based on comparative changes in their cost levels, supply and demand conditions, advance demand, and the Bank’s balance sheet management strategy. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At December 31, 2012, callable bonds issued by the Bank were up approximately $5.4 billion from December 31, 2011. Note 14 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K provides additional information regarding the Bank’s consolidated obligations.

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

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the longer-term contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at December 31, 2012.

Deposit Reserves. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2012, decreased slightly to $1.0 billion from $1.1 billion at December 31, 2011. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2012 and 2011, excess deposit reserves were $39.3 billion and $26.1 billion, respectively.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLBank System consolidated obligation credit rating, which reflects the fact that all 12 FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access.

The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2012 and 2011, excess contingency liquidity was approximately $20.7 billion and $14.3 billion, respectively.

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

Repurchases of Excess Capital Stock. In October 2010, the Bank re-instituted partial repurchases of excess capital stock with a $200 million repurchase. The Bank repurchased approximately $715 million in 2011 and $777 million in 2012. The Bank also repurchased $300 million in excess capital stock on February 22, 2013. Additionally, as of December 31, 2012 and 2011, the Bank had outstanding capital redemption requests of $431.6 million and $45.7 million, respectively. See Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates; and (6) other securities that are assigned a rating or assessment by a credit rating agency that is equivalent or higher than the rating or assessment assigned by the credit rating agency to the consolidated obligations. At both December 31, 2012 and 2011, the Bank held a $5.0 billion excess of total negative pledge qualifying assets over total consolidated obligations.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 8.6% and 6.6% of total FHLBank System consolidated obligations as of December 31, 2012 and 2011, respectively.

	December 31, 2012			December 31, 2011
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$81,900.9	$31,744.5	$113,645.4	$89,418.9	$24,331.0	$113,749.9
Boston	25,805.2	8,640.0	34,445.2	29,533.4	14,652.1	44,185.5
Chicago	32,659.2	31,269.1	63,928.3	39,964.0	25,410.5	65,374.5
Cincinnati	44,223.1	30,848.6	75,071.7	28,725.9	26,138.0	54,863.9
Dallas	25,573.2	6,986.9	32,560.1	19,928.3	9,800.0	29,728.3
Des Moines	34,155.0	8,676.9	42,831.9	37,796.4	6,812.0	44,608.4
Indianapolis	27,336.2	8,925.8	36,262.0	30,292.3	6,536.4	36,828.7
New York	63,825.1	29,785.6	93,610.7	66,329.3	22,127.5	88,456.8
Pittsburgh	34,789.6	24,154.3	58,943.9	35,134.0	10,922.0	46,056.0
San Francisco	69,320.3	5,211.1	74,531.4	82,044.5	19,158.8	101,203.3
Seattle	10,192.4	21,421.4	31,613.8	22,880.0	14,035.2	36,915.2
Topeka	21,787.3	8,670.4	30,457.7	19,645.4	10,251.7	29,897.1
Total FHLBank System	$471,567.5	$216,334.6	$687,902.1	$501,692.4	$190,175.2	$691,867.6

Operating and Business Risks

Operating Risk. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as compliance, fraud, legal, information and personnel. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, regularly monitors compliance with established policies and procedures. Management monitors the effectiveness of the internal control environment on an ongoing basis and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank’s risk management committees. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has developed an operating risk management framework, which includes key risk indicators.

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

The Bank's dependence on computer systems and technologies has increased its exposure to cyber-security risks and cyber incidents, including unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption or loss. While the Bank has security measures in place, it may incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, lost revenue, litigation and reputational damage.

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

Business Risk. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, mortgage market changes that could occur if new GSE legislation is implemented, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

A discussion of various Bank risks is included in Item 1A. Risk Factors in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2012, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, changes in capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the FHLBank) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, PA
March 14, 2013

Financial Statements for the Years Ended 2012, 2011 and 2010
Federal Home Loan Bank of Pittsburgh
Statement of Income

	Year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Interest income:
Advances	$260,748	$248,264	$307,484
Prepayment fees on advances, net	31,844	6,640	20,593
Interest-bearing deposits	683	417	807
Securities purchased under agreements to resell	4,487	145	—
Federal funds sold	3,138	3,690	7,610
Trading securities	1,033	1,371	3,231
AFS securities	126,742	131,946	164,635
HTM securities	133,691	182,887	228,046
Mortgage loans held for portfolio	168,055	201,017	242,217
Total interest income	730,421	776,377	974,623
Interest expense:
Consolidated obligations - discount notes	18,111	11,074	19,461
Consolidated obligations - bonds	501,318	610,370	720,831
Mandatorily redeemable capital stock	605	—	—
Deposits	548	434	956
Other borrowings	37	38	64
Total interest expense	520,619	621,916	741,312
Net interest income	209,802	154,461	233,311
Provision (benefit) for credit losses	361	10,005	(2,423)
Net interest income after provision (benefit) for credit losses	209,441	144,456	235,734
Other noninterest income (loss):
Total OTTI losses (Note 7)	(2,191)	(3,223)	(22,598)
OTTI losses reclassified (from) AOCI (Note 7)	(9,246)	(41,898)	(135,846)
Net OTTI losses, credit portion (Note 7)	(11,437)	(45,121)	(158,444)
Net gains (losses) on trading securities (Note 4)	392	(85)	(291)
Net realized gains from sales of AFS securities (Note 5)	—	7,278	8,331
Net gains (losses) on derivatives and hedging activities (Note 11)	10,785	(5,722)	(4,726)
Losses on extinguishment of debt	—	—	(12,290)
Other, net	7,392	10,650	11,282
Total other noninterest income (loss)	7,132	(33,000)	(156,138)
Other expense:
Compensation and benefits expense	36,737	35,794	38,508
Other operating expense	27,631	22,970	23,155
Benefit for derivative counterparty credit loss (Note 21)	—	(1,850)	—
Finance Agency expense	4,679	5,124	3,741
Office of Finance expense	3,333	2,940	2,891
Total other expense	72,380	64,978	68,295
Income before assessments	144,193	46,478	11,301
AHP (Note 15)	14,480	4,685	922
REFCORP (Note 16)	—	3,744	2,076
Total assessments	14,480	8,429	2,998
Net income	$129,713	$38,049	$8,303
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	30,320	36,309	40,293
Basic and diluted earnings per share	$4.28	$1.05	$0.21
Dividends per share	$0.19	$—	$—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income

	Year ended December 31,
(in thousands)	2012	2011	2010
Net income	$129,713	$38,049	$8,303
Other comprehensive income (loss) :
Net unrealized gains on AFS securities:
Unrealized gains	29,499	6,853	1,058
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI loss on AFS	—	(86)	—
Non-credit OTTI losses transferred from HTM securities	(662)	(2,697)	(19,614)
Net change in fair value of OTTI securities	132,795	14,392	330,875
Unrealized gains	45,072	5,407	10,580
Reclassification of gains included in net income	—	(7,278)	(8,331)
Reclassification of non-credit portion included in net income	9,908	44,681	155,460
Total net non-credit portion of OTTI losses on AFS securities	187,113	54,419	468,970
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	(662)	(2,697)	(19,614)
Reclassification of non-credit portion from HTM to AFS securities	662	2,697	19,614
Total net non-credit portion of OTTI losses on HTM securities	—	—	—
Reclassification of net losses included in net income relating to hedging activities	—	16	6
Pension and post-retirement benefits	(542)	(312)	565
Total other comprehensive income	216,070	60,976	470,599
Total comprehensive income	$345,783	$99,025	$478,902

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31, 2012	December 31, 2011
(in thousands)
ASSETS
Cash and due from banks (Note 3)	$1,350,594	$634,278
Interest-bearing deposits	11,435	16,180
Federal funds sold	4,595,000	2,450,000
Securities purchased under agreements to resell	2,500,000	—
Investment securities:
Trading securities (Note 4)	353,590	984,285
AFS securities, at fair value (Note 5)	5,932,248	4,356,147
HTM securities; fair value of $5,755,755 and $8,782,348, respectively (Note 6)	5,664,954	8,832,845
Total investment securities	11,950,792	14,173,277
Advances (Note 8)	40,497,787	30,604,801
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $14,163 and $14,344, respectively (Note 10)	3,532,549	3,883,127
Banking on Business (BOB) loans, net of allowance for credit losses of $2,481 and $3,223, respectively (Note 10)	12,846	14,016
Accrued interest receivable	92,685	132,152
Premises, software and equipment, net (Note 12)	13,299	16,281
Derivative assets (Note 11)	27,803	36,256
Other assets	31,482	33,918
Total assets	$64,616,272	$51,994,286

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued)

	December 31, 2012	December 31, 2011
(in thousands, except par value)
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$960,903	$1,062,027
Noninterest-bearing	38,988	37,667
Total deposits	999,891	1,099,694
Consolidated obligations, net: (Note 14)
Discount notes	24,148,453	10,921,498
Bonds	35,135,608	35,613,036
Total consolidated obligations, net	59,284,061	46,534,534
Mandatorily redeemable capital stock (Note 17)	431,566	45,673
Accrued interest payable	114,003	125,564
Affordable Housing Program (Note 15)	24,457	13,588
Derivative liabilities (Note 11)	310,425	441,975
Other liabilities	22,924	70,420
Total liabilities	61,187,327	48,331,448
Commitments and contingencies (Note 21)
Capital (Note 17)
Capital stock - putable ($100 par value) issued and outstanding 28,160 and 33,899 shares	2,815,965	3,389,863
Retained earnings:
Unrestricted	528,767	430,774
Restricted	30,508	4,566
Total retained earnings	559,275	435,340
AOCI	53,705	(162,365)
Total capital	3,428,945	3,662,838
Total liabilities and capital	$64,616,272	$51,994,286

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year ended December 31,
(in thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$129,713	$38,049	$8,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,550	14,498	23,282
Change in net fair value adjustment on derivative and hedging activities	100,095	134,599	49,013
Net OTTI credit losses	11,437	45,121	158,444
Losses on extinguishment of debt	—	—	12,290
Other adjustments	357	2,034	(10,762)
Net change in:
Trading securities	630,695	151,696	150,224
Accrued interest receivable	39,447	21,329	75,543
Other assets	(35)	1,032	(2,041)
Accrued interest payable	(11,559)	(42,399)	(133,530)
Other liabilities(1)	12,569	33,796	(7,704)
Total adjustments	787,556	361,706	314,759
Net cash provided by operating activities	$917,269	$399,755	$323,062
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $4,745, $(6,086) and $(2,523) to other FHLBanks for mortgage loan program)	$226,427	$(194,782)	$138,854
Securities purchased under agreements to resell	(2,500,000)	—	—
Federal funds sold	(2,145,000)	880,000	(330,000)
Premises, software and equipment, net	(2,850)	(1,846)	(3,371)
AFS securities:
Proceeds (includes $138,461 and $234,586 from sales of AFS securities in 2011 and 2010)	2,310,307	997,709	838,229
Purchases	(3,727,992)	(2,972,952)	—
HTM securities:
Net change in short-term	1,600,000	1,550,000	(450,000)
Proceeds from long-term	1,559,390	2,460,826	2,198,214
Purchases of long-term	—	(862,283)	(3,657,526)
Advances:
Proceeds	194,074,582	78,646,806	95,170,646
Made	(204,430,191)	(79,560,231)	(83,745,452)
Mortgage loans held for portfolio:
Proceeds	931,194	867,717	1,056,723
Purchases	(583,729)	(283,200)	(386,439)
Net cash (used in) provided by investing activities	$(12,687,862)	$1,527,764	$10,829,878

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued)

	Year ended December 31,
(in thousands)	2012	2011	2010
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(76,197)	$(66,475)	$(109,875)
Net payments for derivative contracts with financing element	(125,221)	(101,898)	(148,666)
Net proceeds from issuance of consolidated obligations:
Discount notes	454,910,661	87,087,711	78,071,007
Bonds (none from other FHLBanks)	39,934,711	19,624,421	14,452,478
Payments for maturing and retiring consolidated obligations:
Discount notes	(441,688,849)	(89,245,330)	(75,200,440)
Bonds (including $744,193 transferred to other FHLBanks in 2010)	(40,274,486)	(18,149,452)	(29,487,620)
Proceeds from issuance of capital stock	588,934	129,546	195,429
Payments for repurchase/redemption of mandatorily redeemable capital stock	(66,154)	(8,363)	(5,699)
Payments for repurchase/redemption of capital stock	(710,785)	(706,794)	(194,904)
Cash dividends paid	(5,705)	—	—
Net cash provided by (used in) financing activities	$12,486,909	$(1,436,634)	$(12,428,290)
Net (decrease) increase in cash and cash equivalents	$716,316	$490,885	$(1,275,350)
Cash and cash equivalents at beginning of the period	634,278	143,393	1,418,743
Cash and cash equivalents at end of the period	$1,350,594	$634,278	$143,393
Supplemental disclosures:
Interest paid	$572,044	$709,767	$886,208
AHP payments, net	3,611	4,699	11,861
REFCORP assessments, net	—	(33,821)	—
Transfers of mortgage loans to real estate owned	22,550	18,245	20,373
Non-cash transfer of OTTI HTM securities to AFS	11,268	90,925	319,194
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2009	40,181	$4,018,065	$388,988	$—	$388,988	$(693,940)	$3,713,113
Issuance of capital stock	1,954	195,429	—	—	—	—	195,429
Repurchase/redemption of capital stock	(1,949)	(194,904)	—	—	—	—	(194,904)
Net shares reclassified to mandatorily redeemable capital stock	(317)	(31,658)	—	—	—	—	(31,658)
Comprehensive income	—	—	8,303	—	8,303	470,599	478,902
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	$4,160,882

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	$4,160,882
Issuance of capital stock	1,295	129,546	—	—	—	—	129,546
Repurchase/redemption of capital stock	(7,067)	(706,794)	—	—	—	—	(706,794)
Net shares reclassified to mandatorily redeemable capital stock	(198)	(19,821)	—	—	—	—	(19,821)
Comprehensive income	—	—	33,483	4,566	38,049	60,976	99,025
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Issuance of capital stock	5,889	588,934	—	—	—	—	588,934
Repurchase/redemption of capital stock	(7,108)	(710,785)	—	—	—	—	(710,785)
Net shares reclassified to mandatorily redeemable capital stock	(4,520)	(452,047)	—	—	—	—	(452,047)
Comprehensive income	—	—	103,771	25,942	129,713	216,070	345,783
Cash dividends	—	—	(5,778)	—	(5,778)	—	(5,778)
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks are GSEs that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. CDFIs which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

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

As provided by the HERA as amended , or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 14 for additional information. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

Notes to Financial Statements (continued)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Cash Flows. In the Statement of Cash Flows, the Bank considers noninterest-bearing cash and due from banks as cash and cash equivalents.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the determination of other-than-temporary impairments of certain mortgage-backed securities and fair value of derivatives and certain investment securities that are reported at fair value in the Statement of Condition. Actual results could differ from these estimates significantly.

Fair Value. The fair value amounts, recorded on the Statement of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 20 for more information.

Significant Accounting Policies

Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit and bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans conducted with investment-grade counterparties. The Bank treats securities purchased under agreements to resell as short-term collateralized loans which are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly.

Investment Securities. The Bank classifies investment securities as trading, AFS and HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. The Bank records changes in the fair value of these investments through non-interest income as “Net gains (losses) on trading securities.” FHFA regulation and the Bank’s risk management policy prohibit trading in or the speculative use of these instruments and limit credit risk arising from these instruments.

Available-for-Sale. Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI as “Net unrealized gains (losses) on AFS securities.”

Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and are carried at amortized cost, representing the amount at which an investment is acquired adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.

Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, a sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the Bank has already collected a

Notes to Financial Statements (continued)

substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

Investment Securities - OTTI. The Bank evaluates its individual AFS and HTM securities in unrealized loss positions for OTTI quarterly. A security is considered impaired when its fair value is less than its amortized cost basis. In those cases, the Bank considers an OTTI to have occurred under any of the following conditions:

•	it has an intent to sell the impaired debt security;

•	if, based on available evidence, it believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	it does not expect to recover the entire amortized cost basis of the impaired debt security.

Recognition of OTTI. If either of the first two conditions above is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that do not meet either of these conditions, the security is evaluated to determine the extent and amount of credit loss.

To determine whether a credit loss exists, the Bank performs an analysis, which includes a cash flow test for private-label MBS, to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in AOCI, which is a component of capital. The credit loss on a debt security is limited to the amount of that security’s unrealized losses.

The total OTTI is presented in the Statement of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI. The remaining amount in the Statement of Income represents the credit loss for the period.

Accounting for OTTI Recognized in AOCI. For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional OTTI (both credit and non-credit component, if any) is determined as the difference between the security’s amortized cost less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI and its fair value. Any additional credit loss is limited to that security’s unrealized losses as of the Statement of Condition date. This additional credit loss, up to the amount in AOCI related to the security, is reclassified out of AOCI and charged to earnings. Any credit loss in excess of the related AOCI is charged to earnings.

Subsequent related increases and decreases (if not an additional OTTI) in the fair value of AFS securities are netted against the non-credit component of OTTI recognized previously in AOCI. For debt securities classified as AFS, the Bank does not accrete the OTTI recognized in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value.

Interest Income Recognition. When a debt security has been other-than-temporarily impaired, a new accretable yield is calculated for that security at its impairment measurement date. This adjusted yield is used to calculate the interest income recognized over the remaining life of that security, matching the amount and timing of its estimated future collectible cash flows. Subsequent to that security’s initial OTTI, the Bank re-evaluates estimated future collectible cash flows on a quarterly basis. If the security has no additional OTTI based on this evaluation, the accretable yield is reassessed for possible adjustment on a prospective basis. The accretable yield is adjusted if there is a significant increase in the security’s expected cash flows.

Notes to Financial Statements (continued)

Variable Interest Entities (VIEs). The Bank has investments in VIEs that include, but are not limited to, senior interests in private-label MBS and ABS. The carrying amounts and classification of the assets that relate to the Bank’s investments in VIEs are included in investment securities on the Statement of Condition. The Bank has no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the carrying value of the Bank’s investments in the VIEs.

If the Bank determines it is the primary beneficiary of a VIE, it would be required to consolidate that VIE. On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIEs. To perform this evaluation, the Bank considers whether it possesses both of the following characteristics:

•	the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance; and

•	the obligation to absorb the VIE’s losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, the Bank has determined that consolidation is not required for its VIEs for the periods presented. The Bank typically does not have the power to direct the VIEs activities that most significantly impact the VIEs economic performance. In addition, the Bank has not provided financial or other support (explicitly or implicitly) during the periods presented. Furthermore, the Bank was not previously contractually required to provide, nor does it intend to provide, such support in the future.

Advances. The Bank reports advances (secured loans to members, former members or housing associates) at amortized cost net of premiums and discounts (including discounts related to AHP and hedging adjustments). The Bank amortizes/accretes premiums and discounts and recognizes hedging adjustments to interest income using a level-yield methodology. The Bank records interest on advances to interest income as earned.

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

Advance Modifications. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10% difference in the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the advance’s original contractual terms, then the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees.  The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. The Bank records prepayment fees net of basis adjustments related to hedging activities included in the book basis of the advance as “Prepayment fees on advances, net” in the interest income section of the Statement of Income.

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

Mortgage Loans Held for Portfolio. As described in Note 9, the Bank participates in the MPF Program under which the Bank invests in government-guaranteed and insured residential mortgage loans, which are purchased from members considered PFIs. The Bank manages the liquidity, interest-rate risk (including prepayment risk) and optionality of the loans, while the PFI retains the marketing and servicing activities. The Bank and the PFI share in the credit risk of the conventional loans with the Bank assuming the first loss obligation limited by the FLA, while the PFI assumes credit losses in excess of the FLA, referred to as CE obligation, up to the amount of the CE obligation as specified in the master agreement. The Bank assumes losses in excess of the CE obligation.

Notes to Financial Statements (continued)

The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, deferred loan fees or costs, hedging adjustments, and the allowance for credit losses.

Premiums and Discounts. The Bank defers and amortizes/accretes mortgage loan premiums and discounts paid to and received from the Bank’s PFIs, deferred loan fees or costs, and hedging basis adjustments to interest income using the contractual method.

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

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated maturity. These fees compensate the Bank for lost interest as a result of late funding and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount and are recorded in non-interest income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount and represent purchase price adjustments to the related loans acquired and are recorded as a part of the loan basis.

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is written off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and interest income is not accrued, and accrued but uncollected interest is reversed and charged against interest income. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

Allowance for Credit Losses. Establishing Allowance for Credit Loss. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if it is probable that impairment has occurred in the Bank’s portfolio as of the Statement of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. In the first quarter 2011, the Bank revised the estimates used to determine the allowance for credit losses on both BOB loans and mortgage loans purchased by the Bank. See Note 10 for further information.

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

Notes to Financial Statements (continued)

Non-accrual Loans. The Bank places a conventional mortgage loan on non-accrual status if it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g., through CE) and in the process of collection. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is charged against interest income. The Bank records cash payments received as a reduction of principal because the collection of the remaining principal amount due is considered doubtful and cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal or (2) it otherwise becomes well secured and in the process of collection.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the CE. A charge-off is recorded if it is estimated that the recorded investment in that loan will not be recovered.

BOB Loans. See “BOB Loans” in this Note 1 for a description of the allowance for credit losses policies relating to the BOB program.

REO. REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other noninterest expense in the Statement of Income. REO is recorded in other assets in the Statement of Condition.

Derivatives. All derivatives are recognized on the Statement of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of each master netting arrangement. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Accounting for Fair Value or Cash Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value or cash flow hedge accounting and the offsetting changes in fair value of the hedged items may be recorded either in earnings (fair value hedges) or AOCI (cash flow hedges). Two approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method,

Notes to Financial Statements (continued)

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other noninterest income as “Net gains (losses) on derivatives and hedging activities.”

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as “cash flows from operating activities” in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated in fair value or cash flow hedge relationships are recognized as adjustments to the income or expense of the designated hedged item.

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

Notes to Financial Statements (continued)

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are eligible for the fair value option), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument. The Bank currently does not have any instruments containing embedded derivatives that are not clearly and closely related to the economic characteristics of the host contract.

Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from one to ten years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software and equipment in “other noninterest income (loss)”.

The cost of computer software developed or obtained for internal use is capitalized and amortized over its useful life.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost.

Discounts and Premiums. The Bank accretes/amortizes the discounts and premiums as well as hedging basis adjustments on consolidated obligations to interest expense using the interest method over the term to maturity of the consolidated obligation.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Concessions paid on consolidated obligations are deferred and amortized using a the interest method, over the term to maturity of the consolidated obligation. Unamortized concessions are included in other assets, and the amortization of such concessions is included in consolidated obligation interest expense.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from capital stock to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value, which is par plus estimated dividends. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statement of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow in the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from liabilities to capital. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

RRE. In 2011, the Bank entered into a JCEA, as amended. Under the JCEA, beginning in the third quarter of 2011, the Bank contributes 20% of its quarterly net income to a separate restricted retained earnings account until the account balance

Notes to Financial Statements (continued)

equals at least one percent of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 17 for more information.

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

Office of Finance Expenses. As approved by the OF Board of Directors, effective January 1, 2011, the Bank’s proportionate share of the OF operating and capital expenditures is calculated using a formula based upon the following components: (1) two-thirds based upon its share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation.

Prior to January 1, 2011, the Bank was assessed for OF operating and capital expenditures based on the Bank’s percentage of the following components: (1) capital stock; (2) consolidated obligations issued; and (3) consolidated obligations outstanding.

Assessments. AHP. The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. The Bank charges the required funding for AHP to earnings and establishes a liability. As allowed per AHP regulations, the Bank can elect to allot fundings based on future periods’ required AHP contributions (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise be unable to do so based on its normal funding mechanism.

The Bank charges the required funding for AHP to earnings and establishes a liability. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 15 for more information.

REFCORP. Although the FHLBanks are exempt from ordinary federal, state, and local taxation, except for local real estate tax, they were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP was a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the OF are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 16 for more information.

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

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Reconsideration of Effective Control for Repurchase Agreements. During April 2011, the FASB issued guidance to improve the identification of repurchase transactions as sales or secured borrowings by modifying the requirements to assess effective control. The FASB removed the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the same terms and removed the requirement of the transferor to possess adequate collateral to fund the cost of purchasing replacement financial assets. The guidance was effective for the Bank beginning January 1, 2012 and was applied prospectively. The Bank’s adoption of this guidance had no impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet

Notes to Financial Statements (continued)

credit exposures at the FHLBanks, excluding investment securities. AB 2012-02 will be effective for the Bank beginning January 1, 2014. The Bank is currently assessing the provisions of AB 2012-02 and has not yet determined the effect that it will have on the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Presentation of Comprehensive Income. During June and December 2011, the FASB issued guidance to increase the prominence of items reported in comprehensive income as part of the convergence project. The guidance requires non-owner changes in equity to be reported in either a single continuous statement of comprehensive income, or in two consecutive statements that separately present total net income and total comprehensive income. It does not change the accounting for other comprehensive income or the calculation of earnings per share. This guidance was effective for the Bank beginning January 1, 2012 and was applied retrospectively. See the Statement of Comprehensive Income in the Bank’s Financial Statements.

Obligations Resulting from Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure such obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. This guidance is not expected to materially affect the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

The following pronouncements have impacted, or will impact, the Bank’s financial disclosures but will have no impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). During May 2011, the FASB issued guidance to substantially converge the definition of fair value and related disclosure requirements, but not when fair value accounting is applied. The guidance includes additional disclosure requirements around Level 3 inputs and an increased requirement to report all instruments measured or disclosed at fair value within the fair value hierarchy. The guidance was effective for the Bank beginning January 1, 2012 and was applied prospectively. See Note 20 for additional information.

Offsetting Assets and Liabilities. During December 2011, the FASB issued new disclosure requirements for assets and liabilities which are offset in the Financial Statements. The guidance requires presentation of both gross and net information about derivatives and repurchase agreements which are offset. This guidance will be effective for the Bank for the first quarter of 2013 and will be applied retrospectively.

Disclosures of Amounts Reclassified Out of Accumulated Other Comprehensive Income. During February 2013, the FASB issued guidance to improve the transparency of disclosures about reclassifications out of AOCI. The guidance requires disclosure of significant amounts reclassified out of AOCI and cross-references to other reclassification disclosures required by U.S. GAAP. This guidance will be effective for the Bank for the first quarter of 2013 and will be applied prospectively.

Note 3 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for 2012 and 2011 were approximately $127.6 million and $62.5 million, respectively.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the FRBs. The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of approximately $16.7 million and $18.3 million as of December 31, 2012 and 2011, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Notes to Financial Statements (continued)

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2012 and 2011.

(in thousands)	December 31, 2012	December 31, 2011
U.S. Treasury bills	$349,990	$729,994
Mutual funds offsetting deferred compensation	3,600	4,211
TLGP investments	—	250,080
Total	$353,590	$984,285

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $3.7 million and $4.3 million at December 31, 2012 and 2011, respectively.

The following table presents net gains (losses) on trading securities for 2012, 2011 and 2010.

	Year ended December 31,
(in thousands)	2012	2011	2010
Net unrealized gains (losses) on trading securities held at year-end	$450	$(21)	$158
Net realized (losses) on securities sold/matured during the year	(58)	(64)	(449)
Net gains (losses) on trading securities	$392	$(85)	$(291)

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2012 and 2011.

	December 31, 2012
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	16	—	21,016
GSE securities	1,169,850	—	296	(802)	1,169,344
State or local agency obligations	11,400	—	—	(270)	11,130
Total non-MBS	$1,204,243	$—	$317	$(1,072)	$1,203,488
MBS:
Other U.S. obligations residential MBS	$310,541	$—	$284	$(120)	$310,705
GSE residential MBS	2,956,471	—	36,379	(29)	2,992,821
Private label MBS:
Private label residential MBS	1,391,941	(29,142)	48,045	(368)	1,410,476
HELOCs	14,662	(532)	628	—	14,758
Total private label MBS	1,406,603	(29,674)	48,673	(368)	1,425,234
Total MBS	$4,673,615	$(29,674)	$85,336	$(517)	$4,728,760
Total AFS securities	$5,877,858	$(29,674)	$85,653	$(1,589)	$5,932,248

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
GSE securities	900,000	—	574	—	900,574
Total non-MBS	$901,993	$—	$579	$—	$902,572
MBS:
GSE residential MBS	$1,801,193	$—	$6,849	$(901)	$1,807,141
Private label MBS:
Private label residential MBS	1,796,969	(165,029)	3,601	(4,180)	1,631,361
HELOCs	18,215	(3,142)	—	—	15,073
Total private label MBS	1,815,184	(168,171)	3,601	(4,180)	1,646,434
Total MBS	$3,616,377	$(168,171)	$10,450	$(5,081)	$3,453,575
Total AFS securities	$4,518,370	$(168,171)	$11,029	$(5,081)	$4,356,147
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds and secure a portion of the Bank's supplemental retirement obligation. These obligations were $4.5 million and $3.8 million at December 31, 2012 and 2011, respectively.

As of December 31, 2012, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.0 million and credit losses of $293.5 million, partially offset by net OTTI-related accretion adjustments of $1.1 million. As of December 31, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $11.1 million and credit losses of $316.5 million, partially offset by OTTI-related accretion adjustments of $9.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through accumulated comprehensive income (AOCI) to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of December 31, 2012 and 2011.

(in thousands)	December 31, 2012	December 31, 2011
Non-credit portion of OTTI losses	$(29,674)	$(168,171)
Net unrealized gains on OTTI securities since their last OTTI credit charge	48,673	57
Net non-credit portion of OTTI losses on AFS securities in AOCI	$18,999	$(168,114)

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of December 31, 2012 and 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE securities	$719,190	$(708)	$49,907	$(94)	$769,097	$(802)
State or local agency obligations	11,130	(270)	$—	$—	11,130	(270)
Total non-MBS	$730,320	$(978)	$49,907	$(94)	$780,227	$(1,072)
MBS:
Other U.S. obligations residential MBS	$94,848	$(120)	$—	$—	$94,848	$(120)
GSE residential MBS	72,619	(29)	—	—	72,619	(29)
Private label:
Private label residential MBS	12,728	(60)	521,311	(29,450)	534,039	(29,510)
HELOCs	—	—	3,230	(532)	3,230	(532)
Total private label MBS	12,728	(60)	524,541	(29,982)	537,269	(30,042)
Total MBS	$180,195	$(209)	$524,541	$(29,982)	$704,736	$(30,191)
Total	$910,515	$(1,187)	$574,448	$(30,076)	$1,484,963	$(31,263)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
GSE residential MBS	$844,628	$(901)	$—	$—	$844,628	$(901)
Private label:
Private label residential MBS	232,848	(11,150)	1,290,706	(158,059)	1,523,554	(169,209)
HELOCs	2,118	(45)	12,955	(3,097)	15,073	(3,142)
Total private label MBS	234,966	(11,195)	1,303,661	(161,156)	1,538,627	(172,351)
Total MBS	$1,079,594	$(12,096)	$1,303,661	$(161,156)	$2,383,255	$(173,252)
Total	$1,079,594	$(12,096)	$1,303,661	$(161,156)	$2,383,255	$(173,252)
Note:
(1)Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred one private label MBS from HTM to AFS in 2012, four during 2011, and seven during 2010. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (continued)

Private label MBS were transferred only in the first quarter of 2012 and 2011, and in the first and second quarters of 2010, as presented below.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
March 31, 2012 transfers	$11,930	$(662)	$11,268
March 31, 2011 transfers	93,622	(2,697)	90,925
June 30, 2010 transfers	315,540	(17,470)	298,070
March 31, 2010 transfers	23,268	(2,144)	21,124
Total 2010 transfers	$338,808	$(19,614)	$319,194

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2012 and 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$201,993	$201,832	$1,993	$1,998
Due after one year through five years	969,850	969,510	900,000	900,574
Due after five years through ten years	21,000	21,016	—	—
Due in more than ten years	11,400	11,130	—	—
AFS securities excluding MBS	1,204,243	1,203,488	901,993	902,572
MBS	4,673,615	4,728,760	3,616,377	3,453,575
Total AFS securities	$5,877,858	$5,932,248	$4,518,370	$4,356,147

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2012 and 2011.

(in thousands)	December 31, 2012	December 31, 2011
Amortized cost of AFS securities other than MBS:
Fixed-rate	$504,298	$751,993
Variable-rate	699,945	150,000
Total non-MBS	$1,204,243	$901,993
Amortized cost of AFS MBS:
Fixed-rate	$2,050,785	$2,145,595
Variable-rate	2,622,830	1,470,782
Total MBS	$4,673,615	$3,616,377
Total AFS securities	$5,877,858	$4,518,370
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

Notes to Financial Statements (continued)

Realized Gains and Losses on AFS Securities.  The following table provides a summary of proceeds, gross gains and gross losses on sales of AFS securities for 2012, 2011 and 2010.

	Year ended December 31,
(in thousands)	2012	2011	2010
Proceeds from sale of AFS securities	$—	$138,461	$234,586
Gross gains on AFS securities	—	7,278	8,449
Gross losses on AFS securities	—	—	(118)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2012 and 2011.

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$36	$—	$400,036
GSE securities	24,830	1,283	—	26,113
State or local agency obligations	254,734	8,961	(14,202)	249,493
Total non-MBS	$679,564	$10,280	$(14,202)	$675,642
MBS:
Other U.S. obligations residential MBS	$1,922,589	$12,568	$—	$1,935,157
GSE residential MBS	1,842,212	98,878	(137)	1,940,953
Private label MBS:
Private label residential MBS	1,208,482	12,720	(27,510)	1,193,692
HELOCs	12,107	—	(1,796)	10,311
Total private label MBS	1,220,589	12,720	(29,306)	1,204,003
Total MBS	$4,985,390	$124,166	$(29,443)	$5,080,113
Total HTM securities	$5,664,954	$134,446	$(43,645)	$5,755,755

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$2,000,000	$180	$—	$2,000,180
GSE securities	38,589	1,860	—	40,449
State or local agency obligations	278,704	2,668	(34,291)	247,081
Total non-MBS	$2,317,293	$4,708	$(34,291)	$2,287,710
MBS:
Other U.S. obligations residential MBS	$2,411,090	$11,273	$(91)	$2,422,272
GSE residential MBS	2,462,698	83,222	(1,939)	2,543,981
Private label MBS:
Private label residential MBS	1,624,190	4,173	(113,072)	1,515,291
HELOCs	17,574	—	(4,480)	13,094
Total private label MBS	1,641,764	4,173	(117,552)	1,528,385
Total MBS	$6,515,552	$98,668	$(119,582)	$6,494,638
Total HTM securities	$8,832,845	$103,376	$(153,873)	$8,782,348

The following tables summarize the HTM securities with unrealized losses as of December 31, 2012 and 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$136,248	$(14,202)	$136,248	$(14,202)
MBS:
GSE residential MBS	$45,809	$(3)	$17,072	$(134)	$62,881	$(137)
Private label:
Private label residential MBS	—	—	464,771	(27,510)	464,771	(27,510)
HELOCs	—	—	10,311	(1,796)	10,311	(1,796)
Total private label MBS	—	—	475,082	(29,306)	475,082	(29,306)
Total MBS	$45,809	$(3)	$492,154	$(29,440)	$537,963	$(29,443)
Total	$45,809	$(3)	$628,402	$(43,642)	$674,211	$(43,645)

Notes to Financial Statements (continued)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$195,899	$(34,291)	$195,899	$(34,291)
MBS:
Other U.S. obligations residential MBS	$90,308	$(16)	$154,860	$(75)	$245,168	$(91)
GSE residential MBS	194,118	(208)	358,160	(1,731)	552,278	(1,939)
Private label:
Private label residential MBS	303,899	(3,718)	861,942	(109,354)	1,165,841	(113,072)
HELOCs	—	—	13,094	(4,480)	13,094	(4,480)
Total private label MBS	303,899	(3,718)	875,036	(113,834)	1,178,935	(117,552)
Total MBS	$588,325	$(3,942)	$1,388,056	$(115,640)	$1,976,381	$(119,582)
Total	$588,325	$(3,942)	$1,583,955	$(149,931)	$2,172,280	$(153,873)

Securities Transferred. During 2012, 2011 and 2010, the Bank transferred certain private label MBS from HTM to AFS. See Note 5 for additional information.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2012 and 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$401,095	$401,147	$2,000,000	$2,000,180
Due after one year through five years	24,830	26,113	41,594	43,528
Due after five years through ten years	7,414	7,522	7,420	7,159
Due after ten years	246,225	240,860	268,279	236,843
HTM securities excluding MBS	679,564	675,642	2,317,293	2,287,710
MBS	4,985,390	5,080,113	6,515,552	6,494,638
Total HTM securities	$5,664,954	$5,755,755	$8,832,845	$8,782,348

At December 31, 2012 and 2011, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $0.1 million and $2.3 million, respectively.

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$507,564	$2,136,243
Variable-rate	172,000	181,050
Total non-MBS	$679,564	$2,317,293
Amortized cost of HTM MBS:
Fixed-rate	$1,772,557	$2,437,697
Variable-rate	3,212,833	4,077,855
Total HTM MBS	$4,985,390	$6,515,552
Total HTM securities	$5,664,954	$8,832,845
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

Notes to Financial Statements (continued)

Note 7 – Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes the maximum OTTI loss in earnings, which is equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether there is OTTI by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security’s amortized cost basis and its fair value.

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were not significant to the Bank, as they represented approximately 5% of the par balance of private label MBS at December 31, 2012.

The Bank’s evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security, such as:

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee’s short-term housing price forecast assumed home price changes ranging from (4.0)% to 2.0% over the nine month period beginning October 1, 2012. For the vast majority of short-term housing price changes, these are projected in a range of (1)% to 1%. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.

Notes to Financial Statements (continued)

Recovery Ranges of Housing Price Change
Months	Annualized Rates %
1 - 6	0.0%	-	2.8%
7 - 18	0.0%	-	3.0%
19 - 24	1.0%	-	4.0%
25 - 30	2.0%	-	4.0%
31 - 42	2.0%	-	5.0%
43 - 54	2.0%	-	6.0%
55 - 66	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

For those securities for which an OTTI credit loss was determined to have occurred during the year ended December 31, 2012 (that is, a determination was made that the entire amortized cost basis will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the last credit loss recognized in earnings during this period as well as the related CE. CE is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	9.3	25.5	41.8	4.3
2006	8.2	31.9	40.2	4.1
Total Prime	8.4	30.8	40.5	4.1
Alt-A:
2006	10.2	33.9	48.6	1.3
2005	8.6	28.2	56.6	0.0
2004 and prior	11.1	27.8	41.4	10.3
Total Alt-A	10.4	32.3	47.0	3.5
Subprime
2004 and prior	5.8	37.1	65.9	11.1
Total Residential MBS - OTTI	9.0	31.3	42.7	4.0

Notes to Financial Statements (continued)

	Significant Inputs for OTTI HELOCs
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
HELOCs (Alt-A):
2004 and prior	7.6	6.3	100.0	0.5

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2012. The “Total OTTI securities” balances summarize the Bank’s securities as of December 31, 2012 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances represent AFS securities on which an OTTI was not taken so that the sum of these two reflects the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$822,054	$703,289	$734,568
Alt-A	867,300	683,222	670,809
Subprime	2,420	1,374	1,412
HELOCs	20,728	14,662	14,757
Total OTTI securities	1,712,502	1,402,547	1,421,546
Private label MBS with no OTTI	4,056	4,056	3,688
Total AFS private label MBS	$1,716,558	$1,406,603	$1,425,234
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the years ended December 31, 2012, 2011 and 2010.

(in thousands)	2012	2011	2010
Beginning balance	$322,589	$317,344	$238,130
Additions:
Credit losses for which OTTI was not previously recognized	74	659	2,962
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	11,363	44,462	155,482
Reductions:
Securities sold and matured during the period	721	(30,687)	(73,857)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(8,723)	(9,189)	(5,373)
Ending balance	$326,024	$322,589	$317,344
Notes:
(1) For the 2012, 2011 and 2010 OTTI “previously recognized” represents securities that were impaired prior to January 1, 2012, 2011 and 2010, respectively.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At December 31, 2012 and 2011 the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2012 and 2011.

Notes to Financial Statements (continued)

Note 8 – Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, and the interest rates reset periodically at a fixed spread to LIBOR or other specified indices.

At December 31, 2012 and 2011, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized advances have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2012 and 2011.

(dollars in thousands)	December 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$20,187,511	0.44%	$14,129,734	1.12%
Due after 1 year through 2 years	3,869,388	1.02	2,614,149	2.89
Due after 2 years through 3 years	5,297,312	2.29	3,071,155	2.63
Due after 3 years through 4 years	3,634,200	2.74	3,560,115	4.05
Due after 4 years through 5 years	4,404,845	1.41	2,193,086	4.51
Thereafter	2,277,564	3.71	3,744,103	4.20
Total par value	39,670,820	1.25%	29,312,342	2.44%
Discount on AHP advances	(230)		(377)
Deferred prepayment fees	(15,230)		(16,653)
Hedging adjustments	842,427		1,309,489
Total book value	$40,497,787		$30,604,801

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At December 31, 2012 and 2011, the Bank had convertible advances outstanding of $2.6 billion and $4.0 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At December 31, 2012 and 2011, the Bank had returnable advances of $6.4 billion and $1.0 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of December 31, 2012 and 2011.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Due in 1 year or less	$20,587,511	$14,129,734	$22,439,511	$17,478,985
Due after 1 year through 2 years	3,869,388	2,614,149	3,778,888	2,283,148
Due after 2 years through 3 years	5,297,312	3,071,155	5,174,812	2,922,405
Due after 3 years through 4 years	3,634,200	3,560,115	2,520,700	3,287,615
Due after 4 years through 5 years	4,404,845	2,193,086	3,812,845	1,044,586
Thereafter	1,877,564	3,744,103	1,944,064	2,295,603
Total par value	$39,670,820	$29,312,342	$39,670,820	$29,312,342

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2012 and 2011.

(in thousands)	December 31, 2012	December 31, 2011
Fixed rate – overnight	$517,050	$588,583
Fixed rate – term:
Due in 1 year or less	19,625,461	13,487,574
Thereafter	9,728,590	12,483,536
Total fixed rate	29,871,101	26,559,693
Variable rate:
Due in 1 year or less	45,000	53,577
Thereafter	9,754,719	2,699,072
Total variable rate	9,799,719	2,752,649
Total par value	$39,670,820	$29,312,342

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2012, the Bank had advances of $31.7 billion outstanding to its five largest borrowers, which represented 79.9% of total advances outstanding. Of these five, four each had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2012. As of December 31, 2011, the Bank had advances of $20.6 billion outstanding to the five largest borrowers, which represented 70.4% of total advances outstanding. Of these five, two each had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2011.

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

The following table presents balances as of December 31, 2012 and 2011 for mortgage loans held for portfolio.

(in thousands)	December 31, 2012	December 31, 2011
Fixed medium-term single-family mortgage loans(1)	$563,312	$601,104
Fixed long-term single-family mortgage loans(1)	2,922,897	3,252,150
Total par value	3,486,209	3,853,254
Premiums	51,637	41,904
Discounts	(8,212)	(11,555)
Hedging adjustments	17,078	13,868
Total mortgage loans held for portfolio	$3,546,712	$3,897,471
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of December 31, 2012 and 2011.

(in thousands)	December 31, 2012	December 31, 2011
Government-guaranteed/insured mortgage loans	$350,133	$345,346
Conventional mortgage loans	3,136,076	3,507,908
Total par value	$3,486,209	$3,853,254
Year of maturity
Due within one year	$138	$99
Due after one year through five years	63,117	5,006
Due after five years	3,422,954	3,848,149
Total par value	$3,486,209	$3,853,254

See Note 10 for information related to the Banks’ credit risk on mortgage loans and allowance for credit losses.

Note 10 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank’s portfolio segments: credit products, government-guaranteed or insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

Credit Products. The Bank manages its TCE (which includes advances, letters of credit, advance commitments, and other credit product exposure) through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing the borrowers’ needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with the Act and Finance Agency regulations. Specifically, the Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, CFIs are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may

Notes to Financial Statements (continued)

vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank’s respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral with the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities used as collateral if they are used for MBC or to secure advances. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2012 and 2011, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2012 and 2011, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products during 2012 or 2011, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. Additionally, at December 31, 2012 and 2011, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are those insured or guaranteed by the FHA, VA, the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). Any losses from such loans are expected to be recovered from those entities. If not, losses from such loans must be contractually absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

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

The Bank’s allowance for credit losses takes into consideration the CE associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers expected e PMI, SMI, and other CE amounts. Any incurred losses that are expected to be recovered from the CE reduce the Bank’s allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. At December 31, 2012 and 2011, the MPF exposure under the FLA was $29.2 million and $34.3 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $3.9 million, $4.6 million and $5.5 million in 2012, 2011 and 2010, respectively.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies

Notes to Financial Statements (continued)

loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank’s mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. Given the credit deterioration experience by PMI companies, estimated future claim payments from these companies have been reduced and factored into estimated loan losses in determining the allowance for credit losses. The resulting estimated losses after PMI are then reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by Master Commitment. Losses in excess of the CEs are incurred by the Bank.

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered TDRs as discussed in the TDR section of this Note 10.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2012	2011	2010
Balance, January 1	$14,344	$3,150	$2,680
Charge-offs	(552)	(452)	(127)
Provision for credit losses	371	11,646	597
Balance, December 31	$14,163	$14,344	$3,150

Ending balance, individually evaluated for impairment	$642	$128	$—
Ending balance, collectively evaluated for impairment	13,521	14,216	3,150
Total allowance for credit losses	$14,163	$14,344	$3,150
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$12,956	$4,066	$—
Collectively evaluated for impairment	3,190,436	3,560,212	4,135,265
Total recorded investment	$3,203,392	$3,564,278	$4,135,265

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

Rollforward of Allowance for Credit Losses. BOB Loans.

(in thousands)	2012	2011	2010
Balance, January 1	$3,223	$5,753	$9,481
Charge-offs	(774)	(916)	(706)
Provision (benefit) for credit losses	32	(1,614)	(3,022)
Balance, December 31	$2,481	$3,223	$5,753

Ending balance, individually evaluated for impairment	$100	$36	$—
Ending balance, collectively evaluated for impairment	2,381	3,187	5,753
Total allowance for credit losses	$2,481	$3,223	$5,753
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$280	$100	$—
Collectively evaluated for impairment	15,166	17,289	19,907
Total recorded investment	$15,446	$17,389	$19,907

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	December 31, 2012
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,214	$20,513	$20	$70,747
Past due 60-89 days	12,219	5,842	147	18,208
Past due 90 days or more	69,996	7,469	153	77,618
Total past due loans	$132,429	$33,824	$320	$166,573
Total current loans	3,070,963	328,351	15,126	3,414,440
Total loans	$3,203,392	$362,175	$15,446	$3,581,013
Other delinquency statistics:
In process of foreclosures, included above (2)	$54,605	$1,587	$—	$56,192
Serious delinquency rate (3)	2.2%	2.1%	1.0%	2.2%
Past due 90 days or more still accruing interest	$—	$7,469	$—	$7,469
Loans on nonaccrual status (4)	$74,051	$—	$599	$74,650

(in thousands)	December 31, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$60,998	$25,077	$332	$86,407
Past due 60-89 days	16,810	9,290	40	26,140
Past due 90 days or more	83,636	8,687	676	92,999
Total past due loans	$161,444	$43,054	$1,048	$205,546
Total current loans	3,402,834	311,648	16,341	3,730,823
Total loans	$3,564,278	$354,702	$17,389	$3,936,369
Other delinquency statistics:
In process of foreclosures, included above (2)	$60,533	$2,015	$—	$62,548
Serious delinquency rate (3)	2.4%	2.5%	3.9%	2.4%
Past due 90 days or more still accruing interest	$—	$8,687	$—	$8,687
Loans on nonaccrual status (4)	$87,488	$—	$1,148	$88,636
Notes:
(1)The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, and adjustments for fair value hedges. The recorded investment is not net of any valuation allowance.
(2) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(3) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.
(4) Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. BOB loans on nonaccrual status include delinquent and deferred loans.

REO. The Bank had $10.8 million and $9.8 million of REO in other assets at December 31, 2012 and 2011, respectively.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that otherwise would not have been considered had it not been for economic or legal reasons related to the debtor’s financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies a borrower’s monthly payment for a period of up to 36 months not to exceed a housing expense ratio of 31% of the borrower’s monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This will result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is

Notes to Financial Statements (continued)

unchanged in the modified loan. If the 31% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced monthly principal and interest payments during the 36 month period, until the target 31% housing expense ratio is met or the 3% interest rate floor is hit.

Beginning in the fourth quarter of 2012, the Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharged the borrower’s obligation to the Bank, and the borrower did not reaffirm the debt.

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at December 31, 2012.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for all TDRs for 2012 and 2011.

	Year Ended December 31, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$9,815	$9,558
BOB loans	457	457
Total	$10,272	$10,015

	Year Ended December 31, 2011
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$3,407	$3,272
BOB loans	474	474
Total	$3,881	$3,746

Certain TDRs may experience a payment default, which the Bank considers to be a loan 60 days or more delinquent. Conventional MPF loans totaling $3.7 million and $0.2 million had experienced a payment default during 2012 and 2011, respectively. The Bank had $2.9 million of TDRs on nonaccrual status at December 31, 2012 and a de minimus amount at December 31, 2011.

Individually Evaluated Impaired Loans.

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$507	$504	$—

With a related allowance:
Conventional MPF loans	$12,449	$12,388	$642
BOB loans	280	280	100

Total:
Conventional MPF loans	$12,956	$12,892	$642
BOB loans	280	280	100

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$645	$640	$—

With a related allowance:
Conventional MPF loans	$3,421	$3,410	$128
BOB loans	100	100	36

Total:
Conventional MPF loans	$4,066	$4,050	$128
BOB loans	100	100	36

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

	Year ended December 31, 2012		Year ended December 31, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$6,391	$378	$2,929	$172
BOB loans	125	—	127	—
Total	$6,516	$378	$3,056	$172

Purchases, Sales and Reclassifications. During 2012 and 2011, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Consistent with Finance Agency requirements, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve the Bank’s risk management objectives. Finance Agency regulation and the Bank’s Risk Governance Policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk and mortgage prepayment risk positions. Interest rate swaps (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions or of anticipated transactions;

Notes to Financial Statements (continued)

•	manage embedded options in assets and liabilities; and

•	manage its overall asset/liability portfolio.

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

Swaptions.  A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. The Bank may purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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

Notes to Financial Statements (continued)

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

Advances. The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to match more closely the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank will simultaneously execute a derivative that offsets the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair value hedge.

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

The Bank may also hedge a firm commitment for a forward starting advance through the use of an interest rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. Because the firm commitment ends at the same exact time that the advance is settled, the fair value change associated with the firm commitment is effectively rolled into the basis of the advance.

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

Financial Statement Effect and Additional Financial Information. Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. Additionally, notional values are not meaningful measures of the risks associated with derivatives.

The following tables summarize the notional and fair value of derivative instruments as of December 31, 2012 and 2011.

	December 31, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,661,620	$273,265	$878,667
Derivatives not in hedge accounting relationships:
Interest rate swaps	$4,318,343	$37,767	$6,036
Interest rate caps	1,199,750	1,968	—
Mortgage delivery commitments	34,332	622	—
Total derivatives not in hedge accounting relationships	$5,552,425	$40,357	$6,036
Total derivatives before netting and collateral adjustments	$31,214,045	$313,622	$884,703
Netting adjustments		(253,923)	(253,923)
Cash collateral and related accrued interest		(31,896)	(320,355)
Total collateral and netting adjustments(1)		(285,819)	(574,278)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$27,803	$310,425

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,389,135	$368,159	$1,306,235
Derivatives not in hedge accounting relationships:
Interest rate swaps	$2,241,681	$1,378	$7,029
Interest rate caps	1,466,750	4,146	15
Mortgage delivery commitments	13,984	158	8
Total derivatives not in hedge accounting relationships	$3,722,415	$5,682	$7,052
Total derivatives before netting and collateral adjustments	$31,111,550	$373,841	$1,313,287
Netting adjustments		(329,297)	(329,297)
Cash collateral and related accrued interest		(8,288)	(542,015)
Total collateral and netting adjustments(1)		(337,585)	(871,312)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,256	$441,975
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Year ended December 31,
(in thousands)	2012	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$5,752	$(3,043)	$(335)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(2,655)	$550	$(1,961)
Interest rate caps or floors	(2,162)	(5,392)	(4,960)
Net interest settlements	2,311	(835)	(1,364)
Mortgage delivery commitments	7,525	2,765	3,000
Other	14	233	894
Total net gains (losses) related to derivatives not designated as hedging instruments	$5,033	$(2,679)	$(4,391)
Net gains (losses) on derivatives and hedging activities	$10,785	$(5,722)	$(4,726)

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2012, 2011 and 2010.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2012
Hedged item type:
Advances	$416,309	$(415,139)	$1,170	$(371,423)
Consolidated obligations – bonds	(75,235)	79,817	4,582	180,474
Total	$341,074	$(335,322)	$5,752	$(190,949)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2011
Hedged item type:
Advances	$(44,474)	$41,958	$(2,516)	$(486,288)
Consolidated obligations – bonds	67,775	(68,302)	(527)	213,037
Total	$23,301	$(26,344)	$(3,043)	$(273,251)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2010
Hedged item type:
Advances	$15,959	$(16,676)	$(717)	$(770,733)
Consolidated obligations – bonds	84,498	(84,116)	382	368,876
Total	$100,457	$(100,792)	$(335)	$(401,857)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during 2012 or 2011. As of December 31, 2012, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next 12 months, as well as the losses reclassified from AOCI into income, were not material.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The Bank manages counterparty credit risk through credit analysis, reliance on netting provisions in its ISDA)agreements, collateral requirements and adherence to the requirements set forth in its ISDA agreements, policies and regulations. The Bank’s ISDA Master Agreements have typically required segregation of the Bank’s collateral posted with the counterparty and typically do not permit rehypothecation. In view of recent and expected continuing developments in the derivatives market, including OTC derivatives, the Bank anticipates managing this risk differently in the future including considering permitting re-hypothecation or not requiring collateral segregation.

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

Notes to Financial Statements (continued)

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	December 31,
(in thousands)	2012	2011
Credit risk exposure(1)	$59,699	$44,544
Cash collateral held	31,896	8,288
Net exposure after cash collateral	27,803	36,256
Non-cash collateral held(2)	1,343	—
Net exposure after collateral	$26,460	$36,256
Note:
(1) Includes net accrued interest receivable of $6.6 million and $3.1 million at December 31, 2012 and 2011, respectively.
(2) Typically consists of U.S. Treasury securities.

Generally, the Bank’s ISDA agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2012 was $630.8 million for which the Bank has posted cash and securities collateral with a fair value of approximately $577.9 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $37.2 million of collateral to its derivative counterparties at December 31, 2012.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 21 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for speculative purposes.

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2012	2011
Computer hardware and software	$46,545	$46,646
Furniture	921	976
Leasehold improvements	2,221	2,221
Equipment and other	806	829
Total premises, software and equipment, gross	50,493	50,672
Less: Accumulated depreciation and amortization	37,194	34,391
Total premises, software and equipment, net	$13,299	$16,281
Depreciation and amortization expense on premises, software, and equipment was $5.8 million, $5.6 million and $5.8 million for 2012, 2011 and 2010, respectively. Gains and losses on disposal of premises and equipment are included in other income (loss) on the Statement of Income. There were no material net realized gains (losses) on disposal of premises and equipment for 2012, 2011 or 2010.
Included in total depreciation and amortization expense is amortization expense on software of $5.1 million, $4.8 million and $4.8 million for 2012, 2011 and 2010, respectively. The unamortized software balance was $11.4 million and $14.0 million at December 31, 2012 and 2011, respectively.
During 2012 and 2011, the Bank capitalized $2.4 million and $3.3 million, respectively, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 0.05%, 0.04% and 0.07% during 2012, 2011 and 2010, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2012 and 2011.

	December 31,
(in thousands)	2012	2011
Interest-bearing:
Demand and overnight	$960,903	$1,062,027
Noninterest-bearing:
Demand and overnight	38,988	37,667
Total deposits	$999,891	$1,099,694
There were no outstanding time deposits as of December 31, 2012 and 2011.

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

Notes to Financial Statements (continued)

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
The par amount of the 12 FHLBanks’ outstanding consolidated obligations were $687.9 billion and $691.9 billion at December 31, 2012 and 2011, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
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
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2012 and 2011, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

Notes to Financial Statements (continued)

The following table details interest rate payment terms for consolidated obligation bonds as of December 31, 2012 and 2011.

	December 31,
(in thousands)	2012	2011
Par value of consolidated bonds:
Fixed-rate	$31,307,129	$34,298,965
Step-up	1,622,500	215,000
Floating-rate	1,860,000	620,000
Total par value	34,789,629	35,133,965
Bond premiums	99,090	125,933
Bond discounts	(18,915)	(23,290)
Hedging adjustments	265,804	376,428
Total book value	$35,135,608	$35,613,036

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$11,543,105	1.14%	$15,402,750	1.02%
Due after 1 year through 2 years	5,850,945	1.94	4,692,105	2.58
Due after 2 years through 3 years	5,617,465	2.32	3,673,570	2.87
Due after 3 years through 4 years	1,706,240	3.24	4,490,540	2.82
Due after 4 years through 5 years	2,941,900	1.86	1,588,490	3.40
Thereafter	6,155,290	2.32	3,104,090	4.04
Index amortizing notes	974,684	4.48	2,182,420	4.65
Total par value	$34,789,629	1.93%	$35,133,965	2.25%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2012 and 2011.

	December 31,
(in thousands)	2012	2011
Noncallable	$26,470,629	$32,250,465
Callable	8,319,000	2,883,500
Total par value	$34,789,629	$35,133,965

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2012 and 2011.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2012	2011
Due in 1 year or less	$19,541,605	$17,205,750
Due after 1 year through 2 years	4,791,445	4,678,105
Due after 2 years through 3 years	5,242,465	3,612,070
Due after 3 years through 4 years	1,590,240	4,383,540
Due after 4 years through 5 years	1,354,400	1,383,490
Thereafter	1,294,790	1,688,590
Index amortizing notes	974,684	2,182,420
Total par value	$34,789,629	$35,133,965

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of December 31, 2012 and 2011.

	December 31,
(dollars in thousands)	2012	2011
Book value	$24,148,453	$10,921,498
Par value	24,154,343	10,922,000
Weighted average interest rate (1)	0.12%	0.03%
Note:
(1) Represents an implied rate.

Concessions on Consolidated Obligations. Unamortized concessions, included in other assets on the Statement of Condition, were $6.1 million and $5.7 million at December 31, 2012 and 2011, respectively. The amortization of such concessions is included in consolidated obligations on the Statement of Income and totaled $8.1 million, $9.0 million and $9.4 million for 2012, 2011 and 2010, respectively

Note 15 – Affordable Housing Program (AHP)

In support of the goal of providing funding for housing and economic development in its district’s communities, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need throughout the region. The AHP, mandated by statute, is the largest and primary public policy program of the FHLBanks. The AHP program is mandated by the Act, and the Bank is required to contribute approximately 10% of its net earnings (after REFCORP when applicable) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

Section 10(j) of the Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate advances where the funds are used to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10% of net earnings (income under GAAP before interest expense related to mandatorily redeemable capital stock and the assessment for AHP but after any assessment for REFCORP until the Bank’s REFCORP was satisfied). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The Bank accrues this expense monthly based on its net earnings. The Bank reduces the AHP liability as members use subsidies. The calculation of the REFCORP assessment is discussed in Note 16.
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011, which were accrued as applicable in each FHLBank’s June 30, 2011 financial statements. The FHLBanks entered into a JCEA, as amended, which requires each FHLBank to allocate 20% of its net income to a separate

Notes to Financial Statements (continued)

restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, will not be treated as an assessment and will not reduce each FHLBank’s net income. As a result, each FHLBank’s AHP contributions as a percentage of pre-assessment earnings will increase because the REFCORP obligation has been fully satisfied.

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. As allowed per AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. The Bank recorded $946 thousand of accelerated AHP in 2011, which was paid in full in early 2012.
If the aggregate 10% calculation described above was less than $100 million for all twelve FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2012, 2011 or 2010. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2012, 2011 or 2010. The Bank had outstanding principal in AHP-related advances of $3.2 million and $5.0 million at December 31, 2012 and 2011, respectively.
The following table presents an analysis of the AHP payable for 2012, 2011, and 2010.

(in thousands)	2012	2011	2010
Balance, beginning of the year	$13,588	$13,602	$24,541
Expenses	14,480	4,685	922
Subsidy usage, net	(3,611)	(4,699)	(11,861)
Balance, end of the year	$24,457	$13,588	$13,602

Note 16 – Resolution Funding Corporation (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. Prior to the satisfaction of the FHLBanks’ REFCORP obligation, each FHLBank was required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 15 for a discussion of the AHP calculation.

The Bank had a “prepaid REFCORP assessment” on the Statement of Condition at March 31, 2011. In April 2011, the Bank received settlement of the outstanding receivable balance from REFCORP, reducing the prepaid asset to zero.

Note 17 – Capital

The GLB Act required each FHLBank to adopt a capital plan and convert to a new capital structure. Under Finance Agency implementation of the GLB Act, the Bank adopted and maintains a plan (Capital Plan). The conversion was considered a capital transaction and was accounted for at par value. The Bank is subject to three capital requirements under its Capital Plan and Finance Agency rules and regulations. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock.

•
Risk-based capital (RBC). Under this capital requirement, the Bank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and

Notes to Financial Statements (continued)

operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of minimum capital levels than is required based on FHFA rules and regulation.

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

At December 31, 2012, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with its regulatory requirements. At December 31, 2012 and 2011, all of the Bank’s capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,029,858	$3,806,806	$1,062,070	$3,870,876
Total capital-to-asset ratio	4.0%	5.9%	4.0%	7.4%
Total regulatory capital	2,584,651	3,806,806	2,079,771	3,870,876
Leverage ratio	5.0%	8.8%	5.0%	11.2%
Leverage capital	3,230,814	5,710,209	2,599,714	5,806,313

The decline in the ratios from December 31, 2011 to December 31, 2012 is primarily due to repurchases of excess capital stock and the increase in total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 21, 2012, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank’s capital position. The Finance Agency believes that the Bank’s retained earnings are not sufficient and the poor quality of its private label MBS portfolio creates uncertainty about the Bank’s earnings prospects and ability to build retained earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2012.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2012 and 2011.

(dollars in thousands)	December 31, 2012
Member(1)	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$652,430	20.1%
PNC Bank, N.A., Wilmington, DE	358,945	11.1%
Chase Bank USA, N.A, Wilmington, DE	330,066	10.2%

(dollars in thousands)	December 31, 2011
Member(1) (2)	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$555,370	16.2%
Ally Bank, Midvale, UT	383,865	11.2%
ING Bank, FSB, Wilmington, DE	370,360	10.8%
Note:
(1) For PNC Bank, the principal place of business is Pittsburgh, PA. For Bank membership purposes, principal place of business for Ally Bank is Horsham, PA.
(2) Due to an out of district merger, effective November 1, 2012, ING Bank, FSB is now known as Capital One, N.A.

Notes to Financial Statements (continued)

In accordance with the FHLBank Act, Bank stock is considered putable by the member and the GLB Act states that the Bank may repurchase, in its sole discretion, any member’s stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in the Bank repurchased (at the Bank’s discretion at any time before the end of the redemption period) or redeemed (at a member’s request, completed at the end of a redemption period) will depend on whether the Bank is in compliance with those restrictions.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank’s capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank’s capital plan.

At December 31, 2012 and 2011, the Bank had $431.6 million and $45.7 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. During 2012, estimated dividends on mandatorily redeemable capital stock totaling $605 thousand were recorded as interest expense. No dividends were paid on mandatorily redeemable stock during 2011 or 2010.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2012, 2011 and 2010.

(in thousands)	2012	2011	2010
Balance, beginning of the period	$45,673	$34,215	$8,256
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	452,047	19,821	31,658
Redemption of mandatorily redeemable capital stock:
Withdrawals	—	(30)	(3,899)
Other redemptions (1)	(66,154)	(8,333)	(1,800)
Balance, end of the period	$431,566	$45,673	$34,215
Note:
(1) Reflects the impact on mandatorily redeemable capital stock for partial excess capital stock repurchases.

As of December 31, 2012, the total mandatorily redeemable capital stock reflected balances for 16 institutions. Three institutions were taken over by the FDIC and their charters were dissolved, while two other institutions dissolved their charters voluntarily. Nine institutions were merged out of district and are considered nonmembers. One institution’s charter was converted to a trust company, which is ineligible for membership. One institution has moved its principal place of business out of the Bank’s district. These redemptions were not complete as of December 31, 2012.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2012 and 2011.

	December 31,
(in thousands)	2012	2011
Due in 1 year or less	$50	$—
Due after 1 year through 2 years	2,323	71
Due after 2 years through 3 years	17,759	3,276
Due after 3 years through 4 years	124,502	25,038
Due after 4 years through 5 years	286,932	17,288
Total	$431,566	$45,673

The year of redemption in the table above is the end of the five-year redemption period for the mandatorily redeemable capital stock. Under the Finance Agency regulations and the terms of the Bank’s Capital Plan, capital stock supporting advances and other activity with the Bank (e.g., letters of credit, mortgage loans, etc.) is not redeemable prior to the payoff or maturity of the associated advance or other activity, which may extend beyond five years.

Notes to Financial Statements (continued)

Dividends and Retained Earnings. As prescribed in the FHLBanks’ amended JCEA, upon full satisfaction of the REFCORP obligation, each FHLBank was required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, starting in third quarter of 2011, the Bank allocated 20% of its net income to a separate RRE account. At December 31, 2012, retained earnings were $559.3 million, including $528.8 million of unrestricted retained earnings and $30.5 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. During 2011 and 2010, the Bank did not pay a dividend. In February, April, and July 2012, the Bank paid a dividend equal to an annual yield of 0.10%. On October 31, 2012, the Bank paid a dividend equal to an annual yield of 0.43%. On February 22, 2013, the Bank paid a dividend equal to an annual yield of 0.32%. The dividend in each period was calculated on stockholders’ average balances for the previous quarter. The dividend paid in October 2012 and February 2013 was based on average 3-month LIBOR.

The Bank has executed partial repurchases of excess capital stock since the fourth quarter of 2010. The Bank repurchased $777 million of excess capital stock in 2012. The total amount of member excess capital stock at December 31, 2012 was $623.8 million. The Bank repurchased $300 million in excess capital stock on February 22, 2013.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for 2012, 2011 and 2010.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2009	$(2,020)	$(691,503)	$—	$264	$(681)	$(693,940)
Net unrealized gains	1,058	10,580	—	—	—	11,638
Net change in fair value of OTTI securities	—	330,875	—	—	—	330,875
Noncredit component of OTTI losses	—	—	(19,614)	—	—	(19,614)
Reclassification adjustment of noncredit OTTI losses included in net income	—	155,460	—	—	—	155,460
Noncredit OTTI losses transferred from HTM to AFS	—	(19,614)	19,614	—	—	—
Reclassifications included in net income	—	(8,331)	—	6	—	(8,325)
Pension and post-retirement benefits	—	—	—	—	565	565
December 31, 2010	$(962)	$(222,533)	$—	$270	$(116)	$(223,341)

December 31, 2010	$(962)	$(222,533)	$—	$270	$(116)	$(223,341)
Net unrealized gains	6,853	5,407	—	—	—	12,260
Net change in fair value of OTTI securities	—	14,392	—	—	—	14,392
Noncredit component of OTTI losses	—	(86)	(2,697)	—	—	(2,783)
Reclassification adjustment of noncredit OTTI losses included in net income	—	44,681	—	—	—	44,681
Noncredit OTTI losses transferred from HTM to AFS	—	(2,697)	2,697	—	—	—
Reclassifications included in net income	—	(7,278)	—	16	—	(7,262)
Pension and post-retirement benefits	—	—	—	—	(312)	(312)
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)

December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Net unrealized gains	29,499	45,072	—	—	—	74,571
Net change in fair value of OTTI securities	—	132,795	—	—	—	132,795
Noncredit component of OTTI losses	—	—	(662)	—	—	(662)
Reclassification adjustment of noncredit OTTI losses included in net income	—	9,908	—	—	—	9,908
Noncredit OTTI losses transferred from HTM to AFS	—	(662)	662	—	—	—
Pension and post-retirement benefits	—	—	—	—	(542)	(542)
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705

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
The Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). During 2012, the calculation of the discount rate used to determine the funding target was changed by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21 resulted in a higher discount rate, which increases the Bank’s funded status significantly as of July 1, 2012. As permitted by ERISA, the Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2011. For the Defined Benefit Plan fiscal years ended June 30, 2011 and 2010, the Bank’s contributions did not represent more than 5% of the total contributions to the plan.

(dollars in thousands)	2012		2011		2010
Net pension cost charged to compensation and benefit expense for the year ended December 31	$3,206		$7,458		$6,292
Defined Benefit Plan funded status as of July 1	108.22%	(a)	90.29%	(b)	87.98%	(c)
Bank’s funded status as of July 1	117.9%		100.0%		96.0%
(a) The Defined Benefit Plan’s funded status as of July 1, 2012 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2012 through March 15, 2013. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this Form 5500 is due to be filed no later than April 2014).
(b) The Defined Benefit Plan’s funded status as of July 1, 2011 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).
(c) The funded status disclosed in the Bank’s 2011 Form 10-K was 85.8% which was preliminary as the Form 5500 had not be filed.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $960 thousand, $983 thousand and $992 thousand for 2012, 2011 and 2010, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $4.2 million and $4.7 million at December 31, 2012 and 2011, respectively, and the Bank recognized operating expenses of $639 thousand, $92 thousand and $751 thousand for 2012,

Notes to Financial Statements (continued)

2011 and 2010, respectively. The Bank owns mutual funds held in a Rabbi trust to secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. See Note 4 for additional information.
Post-retirement Health Benefit Plan.  The Bank sponsors a retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, participate in a health reimbursement account (HRA). The Bank will make a contribution to each participant’s HRA monthly. At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 65 years or age 60 years with a minimum of ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The approximate Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2012 and 2011 was $1.9 million.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains a SERP, a nonqualified defined benefit retirement plan, for certain executives. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $3.2 million and $3.1 million at December 31, 2012 and 2011, respectively. The Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 for additional information.
The following table sets forth the changes in benefit obligation associated with the SERP and the Post-retirement Health Benefit Plan. The funded status for both the Bank’s SERP and Post-retirement Health Benefit Plan are recognized in Other Liabilities. There are no plan assets nor any unrecognized transitional obligation.

	SERP		Post-retirement Health Benefit Plan
(in thousands)	2012	2011	2012	2011
Change in benefit obligation:
Balance, beginning of the year	$3,779	$3,003	$1,918	$2,241
Service cost	247	169	52	46
Interest cost	174	165	83	119
Amendments – changes in assumptions	287	611	90	173
Actuarial loss (gain)	376	61	(128)	(549)
Benefits paid	(313)	(230)	(104)	(112)
Balance, end of the year	4,550	3,779	1,911	1,918
Change in fair value of plan assets:
Balance, beginning of the year	—	—	—	—
Employer contribution	313	230	104	112
Benefits paid	(313)	(230)	(104)	(112)
Balance, end of the year	—	—	—	—
Funded status at end of year	$(4,550)	$(3,779)	$(1,911)	$(1,918)

Amounts recognized in Other Liabilities on the Statement of Condition for both the Bank’s SERP and Post-retirement Health Benefit Plan at December 31, 2012 and 2011 were $6.5 million and $5.7 million, respectively.

The following table presents the amounts recognized in AOCI at December 31, 2012 and 2011 associated with these defined benefit plans.

	SERP		Post-retirement Health Benefit Plan
(in thousands)	2012	2011	2012	2011
Net actuarial loss (gain)	$1,418	$857	$(47)	$(10)
Prior service cost (benefit)	—	—	(401)	(419)
Total recognized in AOCI	$1,418	$857	$(448)	$(429)

Notes to Financial Statements (continued)

The following table presents the components of the net periodic benefit cost and other amounts recognized in OCI for the SERP and the Post-retirement Health Benefit Plan for 2012, 2011 and 2010.

	SERP			Post-retirement Health Benefit Plan
(in thousands)	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Service cost	$247	$169	$147	$52	$46	$44
Interest cost	174	165	169	83	119	110
Amortization of prior service cost (benefit)	—	(10)	(10)	(18)	(18)	(18)
Amortization of net loss	102	—	—	—	12	—
Settlement loss	—	—	23	—	—	—
Net periodic benefit cost	$523	$324	$329	$117	$159	$136
Other changes in OCI:
Net loss (gain)	$663	$672	$(876)	$(37)	$(376)	$283
Amortization of net loss (gain)	(102)	—	—	—	(12)	—
Amortization of prior service cost (benefit)	—	10	10	18	18	18
Total recognized in OCI	561	682	(866)	(19)	(370)	301
Total recognized in net periodic benefit cost and OCI	$1,084	$1,006	$(537)	$98	$(211)	$437

The following table presents the estimated net actuarial loss (gain) and prior service cost (benefit) associated with these defined benefit plans that will be amortized from AOCI into net periodic benefit cost in 2013.

(in thousands)	SERP	Post-retirement Health Benefit Plan
Net actuarial loss	$120	$—
Prior service cost (benefit)	—	(18)
Total to be amortized into net periodic benefit cost	$120	$(18)
The measurement date used to determine the current year’s benefit obligations was December 31, 2012. Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s SERP and post-retirement health benefit plan for 2012, 2011 and 2010 are presented in the tables below. The discount rate for both plans as of December 31, 2012 was determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2012 and solving for the single discount rate that produces the same present value.

	SERP			Post-retirement Health Benefit Plan
Benefit Obligation	2012	2011	2010	2012	2011	2010
Discount rate	4.0%	4.3%	5.5%	4.0%	4.5%	5.5%
Salary increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

	SERP			Post-retirement Health Benefit Plan
Cost	2012	2011	2010	2012	2011	2010
Discount rate	4.3%	5.5%	6.0%	4.5%	5.5%	6.0%
Salary increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

Notes to Financial Statements (continued)

The following table presents the assumed health care cost trend rates for the Bank’s Post-Retirement Health Benefit Plan at December 31, 2012 and 2011.

	December 31,
Health Care Cost Trend Rates	2012	2011
Assumed for next year	5.0%	5.0%
Ultimate rate	5.0%	5.0%
Year that ultimate rate is reached	2012	2011

The effect of a percentage point increase or decrease in the assumed healthcare trend rates has an immaterial impact on post-retirement benefit expense and APBO.

The supplemental retirement plan and post-retirement health plan are not funded. The following table presents the estimated future benefits payments reflecting expected future services for the years ending after December 31, 2012.

(in thousands)	SERP	Post-retirement Health Benefit Plan
2013	$487	$138
2014	126	149
2015	139	161
2016	152	164
2017	168	175
2018-2022	1,191	779

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
The following table includes significant outstanding related party member balances.

	December 31,
(in thousands)	2012	2011
Federal funds sold	$245,000	$200,000
Investments	179,610	201,670
Advances	27,399,641	20,708,461
Letters of credit	84,230	197,298
MPF loans	2,303,281	2,765,971
Deposits	5,797	22,697
Capital stock	1,477,835	1,792,872

Notes to Financial Statements (continued)

The following table summarizes the Statement of Income effects corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, prepayment fees on advances, letters of credit fees, and interest expense on deposits were immaterial for the periods presented.

(in thousands)	2012	2011	2010
Interest income on advances (1)	$132,072	$106,087	$140,881
Interest income on MPF loans	134,554	167,064	211,160
Note:
(1) For 2012, 2011 and 2010, respectively, includes contractual interest income of $418.8 million, $525.1 million, and $707.1 million; net interest settlements on derivatives in fair value hedge relationships of $(271.5) million, $(377.8) million, and $(540.5) million; and total amortization of basis adjustments of $(15.2) million, $(41.2) million, and $(25.7) million.

The following table includes the MPF activity of the related party members.

(in thousands)	2012	2011	2010
Total MPF loan volume purchased	$149,191	$4,648	$79,033

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

(in thousands)	2012	2011	2010
Servicing fee expense	$758	$678	$606
Interest income on MPF deposits	11	4	11

	December 31,
(in thousands)	2012	2011
Interest-bearing deposits maintained with FHLBank of Chicago	$11,435	$16,180

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For 2012, 2011 and 2010, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During 2012 and 2011, there were no transfers of debt between the Bank and another FHLBank. During 2010, the Bank transferred debt of $520.0 million par with a fair value of $538.7 million to FHLBank of Boston and $200.0 million par with a fair value of $205.5 million to FHLBank of Chicago.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2012, 2011 and 2010.

Notes to Financial Statements (continued)

Note 20– Estimated Fair Values

Fair value amounts, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2012 and 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at December 31, 2012 and 2011 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table

	December 31, 2012						December 31, 2011
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$1,350,594	$1,350,594	$—	$—	$—	$1,350,594	$634,278	$634,278
Interest-bearing deposits	11,435	—	11,435	—	—	11,435	16,180	16,180
Federal funds sold	4,595,000	—	4,594,970	—	—	4,594,970	2,450,000	2,449,936
Securities purchased under agreement to resell	2,500,000	—	2,499,997	—	—	2,499,997	—	—
Trading securities	353,590	3,600	349,990	—	—	353,590	984,285	984,285
AFS securities	5,932,248	1,998	4,505,016	1,425,234	—	5,932,248	4,356,147	4,356,147
HTM securities	5,664,954	—	4,551,752	1,204,003	—	5,755,755	8,832,845	8,782,348
Advances	40,497,787	—	40,668,739	—	—	40,668,739	30,604,801	30,853,987
Mortgage loans held for portfolio, net	3,532,549	—	3,791,036	—	—	3,791,036	3,883,127	4,168,409
BOB loans, net	12,846	—	—	12,846	—	12,846	14,016	14,016
Accrued interest receivable	92,685	—	92,685	—	—	92,685	132,152	132,152
Derivative assets	27,803	—	313,622	—	(285,819)	27,803	36,256	36,256

Liabilities:
Deposits	$999,891	$—	$999,893	$—	$—	$999,893	$1,099,694	$1,099,715
Discount notes	24,148,453	—	24,150,089	—	—	24,150,089	10,921,498	10,921,703
Bonds	35,135,608	—	35,777,834	—	—	35,777,834	35,613,036	36,474,950
Mandatorily redeemable capital stock	431,566	431,920	—	—	—	431,920	45,673	45,673
Accrued interest payable	114,003	—	114,003	—	—	114,003	125,564	125,564
Derivative liabilities	310,425	—	884,703	—	(574,278)	310,425	441,975	441,975

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

Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2012 and 2011.

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

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank considers these inputs to be Level 2 inputs. However, based on the current lack of significant market activity for private label residential MBS, the Bank believes as of December 31, 2012 private label residential MBS inputs should be classified as Level 3.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of December 31, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private label MBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of December 31, 2012, four vendor prices were received for a majority of the Bank’s MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Interest-rate related:

•
Discount rate assumption. Prior to December 31, 2012, the Bank utilized the LIBOR swap curve. At December 31, 2012, the Bank utilized the OIS curve or the LIBOR swap curve depending on the collateral position or terms of the derivative.

•	Forward interest rate assumption. LIBOR Swap Curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	To Be Announced (TBA) securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

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

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par value as indicated by contemporaneous member purchases and sales at par value. Fair value also includes an estimated dividend earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently-declared dividend. FHLBank stock can only be acquired and redeemed at par value. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the FHLBank System’s cooperative structure.

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank’s commitments to extend credit for advances and letters of credit was immaterial at December 31, 2012 and 2011.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at December 31, 2012 and 2011.

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$349,990	$—	$—	$349,990
Mutual funds offsetting deferred compensation	3,600	—	—	—	3,600
Total trading securities	$3,600	$349,990	$—	$—	$353,590
AFS securities:
Other U.S. obligations	$—	$21,016	$—	$—	$21,016
GSE securities	—	1,169,344	—	—	1,169,344
State or local agency	—	11,130	—	—	11,130
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
Other U.S. obligations MBS	—	310,705	—	—	310,705
GSE residential MBS	—	2,992,821	—	—	2,992,821
Private label MBS:
Private label residential	—	—	1,410,476	—	1,410,476
HELOCs	—	—	14,758	—	14,758
Total AFS securities	$1,998	$4,505,016	$1,425,234	$—	$5,932,248
Derivative assets:
Interest rate related	$—	$313,000	$—	$(285,819)	$27,181
Mortgage delivery commitments	—	622	—	—	622
Total derivative assets	$—	$313,622	$—	$(285,819)	$27,803
Total assets at fair value	$5,598	$5,168,628	$1,425,234	$(285,819)	$6,313,641
Liabilities:
Derivative liabilities:
Interest rate related	$—	$884,703	$—	$(574,278)	$310,425
Total derivative liabilities (2)	$—	$884,703	$—	$(574,278)	$310,425

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,994	$—	$—	$729,994
TLGP investments	—	250,080	—	—	250,080
Mutual funds offsetting deferred compensation	4,211	—	—	—	4,211
Total trading securities	$4,211	$980,074	$—	$—	$984,285
AFS securities:
GSE securities	$—	$900,574	$—	$—	$900,574
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
GSE residential MBS	—	1,807,141	—	—	1,807,141
Private label MBS:
Private label residential	—	—	1,631,361	—	1,631,361
HELOCs	—	—	15,073	—	15,073
Total AFS securities	$1,998	$2,707,715	$1,646,434	$—	$4,356,147
Derivative assets:
Interest rate related	$—	$373,683	$—	$(337,585)	$36,098
Mortgage delivery commitments	—	158	—	—	158
Total derivative assets	$—	$373,841	$—	$(337,585)	$36,256
Total assets at fair value	$6,209	$4,061,630	$1,646,434	$(337,585)	$5,376,688
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,313,279	$—	$(871,312)	$441,967
Mortgage delivery commitments	—	8	—	—	8
Total derivative liabilities (2)	$—	$1,313,287	$—	$(871,312)	$441,975
 Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during 2012 or 2011.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2012	AFS Private Label MBS- HELOCs Year Ended December 31, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(5,413)	901
Net OTTI losses, credit portion	(10,251)	(1,112)
Net unrealized gains on AFS in OCI	268	—
Reclassification of non-credit portion included in net income	8,796	1,112
Net change in fair value on OTTI AFS in OCI	131,297	1,498
Unrealized gains on OTTI AFS in OCI	44,445	627
Purchases, issuances, sales, and settlements:
Settlements	(401,295)	(3,341)
Transfer of OTTI securities from HTM to AFS	11,268	—
Balance at December 31	$1,410,476	$14,758
Total amount of losses for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2012	$(15,664)	$(211)

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2011	AFS Private Label MBS-HELOCs Year Ended December 31, 2011
Balance at January 1	$2,200,438	$15,357
Total gains (losses) (realized/unrealized) included in:
Net gains on sale of AFS securities	7,278	—
Net OTTI losses, credit portion	(43,721)	(977)
AOCI	56,588	5,007
Purchases, issuances, sales, and settlements:
Sales	(132,362)	—
Settlements	(547,785)	(4,314)
Transfer of OTTI securities from HTM to AFS	90,925	—
Balance at December 31	$1,631,361	$15,073
Total amount of losses for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2011	$(43,721)	$(977)

Notes to Financial Statements (continued)

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2010	AFS Private Label MBS-HELOCs Year Ended December 31, 2010
Balance at January 1	$2,380,973	$14,335
Total gains (losses) (realized/unrealized) included in:
Net gains on sale of AFS securities	8,331	—
Net OTTI losses, credit portion	(154,638)	(1,109)
AOCI	467,299	7,238
Purchases, issuances, sales, and settlements:
Sales	(220,119)	—
Settlements	(600,602)	(5,107)
Transfer of OTTI securities from HTM to AFS	319,194	—
Balance at December 31	$2,200,438	$15,357
Total amount of losses for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2010	$(123,217)	$(1,109)

In 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio in the period in which the OTTI charge was recorded. In 2011, the Bank transferred four private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to these transfers and the rationale for these transfers, are presented in Notes 5 and 7 to the Financial Statements.

Note 21 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2012			December 31, 2011
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$6,900,619	$735,580	$7,636,199	$6,702,082
Commitments to fund additional advances and BOB loans	491,087	10,000	501,087	553,134
Commitments to fund or purchase mortgage loans	34,332	—	34,332	13,984
Unsettled consolidated obligation bonds, at par (2)	1,420,000	—	1,420,000	55,000
Notes:
(1) Includes approved requests to issue future standby letters of credit of $400.3 million and $126.3 million at December 31, 2012 and 2011, respectively.
(2) Includes $1.4 billion and $55.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at December 31, 2012 and 2011, respectively.

Commitments to Extend Credit on Standby Letters of Credit, Additional Advances and BOB Loans. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to five years, including a final expiration in 2017. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, may be outstanding for periods of up to two years.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $1.6 million and $0.8 million as of December 31, 2012 and 2011, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2012 and 2011. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding at December 31, 2012 and 2011 of $6.1 billion and $7.3 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $34.3 million and $14.0 million at December 31, 2012 and 2011, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2012, the Bank had pledged total collateral of $577.9 million, including cash of $320.3 million and securities that cannot be sold or repledged with a fair value of $257.6 million to certain of its derivative counterparties. As of December 31, 2011, the Bank had pledged total collateral of $886.7 million, including cash of $542.0 million and securities that cannot be sold or repledged with a fair value of $344.7 million to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements have typically required segregation of the Bank’s collateral posted with the counterparty. The Bank reported $257.6 million and $344.7 million of the collateral as trading securities as of December 31, 2012 and 2011, respectively. In view of recent and expected continuing developments in the derivatives market, including OTC derivatives, the Bank will likely manage this risk differently in the future, including permitting re-hypothecation.

Lease Commitments. The Bank charged to operating expense net rental costs of approximately $2.2 million for 2012 and $2.1 million in both 2011 and 2010. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The table below presents the future minimum rentals for operating leases as of December 31, 2012.

	December 31, 2012
(in thousands)	Premises	Equipment	Total
2013	$1,892	$92	$1,984
2014	1,915	92	2,007
2015	1,929	65	1,994
2016	1,843	51	1,894
2017	1,870	34	1,904
Thereafter	15,029	—	15,029
Total	$24,478	$334	$24,812

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

Notes 1, 8, 11, 14, 15, 16, 17, 18 and 19 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2012.
 Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Following enactment of the Housing Act, the Bank's Board is comprised of a combination of industry directors elected by the Bank's member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank's members (Independent Directors). Prior to enactment of the Housing Act, the Bank's Board was comprised of a combination of directors elected by the members and public interest directors appointed by the Finance Agency. No member of the Bank's management may serve as a director of an FHLBank. The Bank's Board currently includes 10 Member Directors and seven Independent Directors. Effective on enactment of the Housing Act, all of the Bank's Directors are required to be elected by the Bank's members.

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

In 2012, the Bank included a statement in its nomination announcement that candidate diversity, especially gender diversity, should be considered by members when nominating candidates for Member Directorships. In 2011 and 2010, the Bank followed this same process and included statements in its announcements that gender diversity should be considered by members when nominating candidates for Member Directorships. The Bank did not include a statement regarding skills, experience, or background in its 2009 Member Director nomination or election announcements.

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

Finance Agency regulations permit a Bank Director, officer, attorney, employee, or agent and the Bank's Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an Independent Directorship. Under the Finance Agency regulation governing Independent Directors, members are permitted to recommend candidates to be considered by the Bank to be included on the nominee slate and the Bank maintains a standing notice soliciting nominations for Independent Director positions on its public website.

In 2012, the Bank's Board selected Mr. Bond and Mr. Hudson as public interest Independent Director nominees, based on a determination that they met the required regulatory qualifications for a public interest director described above. Mr. Bond and Mr. Hudson were re-elected to the Bank's Board in 2012 (for terms beginning January 2013) and their biographical information is set forth below.

In 2012, the Bank's Board selected Pamela Godwin as the Independent Director nominee for a new Independent Director position based on a determination that she met the required regulatory qualifications (e.g., financial management experience) described above. Ms. Godwin was elected to the Board (for a term beginning January 2013) and her biographical information is set forth below.

In 2012, the Bank's Independent Director election included a statement encouraging members to consider diversity, including gender diversity and individuals with insurance company or information technology expertise. Prior to finalizing the Independent Director nominee slate, the Bank's Board (or representatives thereof) is required to consult with the Bank's Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2011, the Bank's Board selected Mr. Darr as the Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., financial management experience) described above. Mr. Darr was re-elected to the Bank's Board in 2011 (for a term beginning January 2012) and his biographical information is set forth below.

In 2010, the Bank's Board selected Ms. Breakiron-Evans as Independent Director nominee based on a determination that she met the required regulatory qualifications (e.g., financial management experience) described above. Ms. Breakiron-Evans was elected to the Bank's Board in 2010 (for a term beginning January 2011) and her biographical information is set forth below.

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

2012 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2012 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2012 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2013 designated by the Finance Agency.

In 2012, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Member Directors elected (or re-elected, as applicable) were Carlos M. Garcia, John S. Milinovich, Gary T. Prizzia and Frederick E. Schea. The Independent Directors elected or re-elected were Messr. Bond and Hudson and Ms. Godwin. Information about the results of the election, including the votes cast, were reported in Form 8-Ks filed on August 27, 2012 and November 15, 2012, included as Exhibit 22.1 to this 2012 Form 10-K.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2013) regarding each of the Directors serving on the Bank's Board, beginning on January 1, 2013. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Dennis S. Marlo (Chair) (Independent)*	70	2002	2013	(a)(b)(c)(d)(e)(f)(g)
John K. Darr (Vice Chair) (Independent)*	68	2008	2015	(a)(b)(c)(d)(e)(f)(g)
Patrick A. Bond (Independent)	63	2007	2016	(c)(f)(g)
Maureen Breakiron-Evans (Independent)	58	2011	2014	(c)(e)
Rev. Luis A. Cortés, Jr. (Independent)**	55	2007	2013	(d)(f)
Carlos M. Garcia (Member)	41	2013	2015	(b)(f)
Pamela H. Godwin (Independent)	63	2013	2015	(c)(f)
Brian A. Hudson (Independent)	58	2007	2016	(a)(c)(g)
William C. Marsh (Member)	46	2012	2015	(b)(e)
Charlotte B. McLaughlin (Member)	59	2011	2014	(b)(f)(g)
Lynda A. Messick (Member)***	60	2011	2014	(a)(d)
John S. Milinovich (Member)	60	2009	2016	(a)(c)(g)
Charles J. Nugent (Member)	64	2010	2013	(b)(e)(g)
Gary T. Prizzia (Member)	50	2013	2015	(d)(e)
Bradford E. Ritchie (Member)	45	2011	2014	(a)(d)
Frederick E. Schea (Member)	64	2013	2016	(a)(b)
Patrick J. Ward (Member)	57	2007	2013	(d)(e)(g)

(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Risk Committee
(f) Member of Human Resources Committee
(g) Member of Executive Committee

* Serves on the Executive Committee and as a non-voting ex-officio member of other committees.
** Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
*** Ms. Messick was appointed in 2011 to fill a seat vacated by Mr. David R. Gibson for a term that ended December 31, 2011. She was again appointed in June 2012 to fill a seat vacated by Mr. Mason for a term that will end December 31, 2014.

Dennis S. Marlo (Chair) Dennis Marlo has served on the Board of Directors of the Bank since November 2002. Mr. Marlo is currently Managing Director of Sanctuary Group LTD, a financial and executive advisory firm located in Malvern, Pennsylvania. Formerly he served as the Chief Financial Officer, Treasurer, and Chief Risk Management Officer of Sovereign Bank, N.A. Prior to Sovereign, he was the Chief Executive Officer of Main Line Bank. Previously, he was employed for 25 years at KPMG, LLC and its predecessor organizations, where he retired as a partner in the firm. A graduate of LaSalle University and a Certified Public Accountant (CPA), Mr. Marlo also completed studies at the Graduate School of Community Bank Management, University of Texas/Austin. He is currently the Chairman of the Board of Trustees of Harcum College in Bryn Mawr, Pennsylvania; a member of the Board of Directors of EnerSys in Reading, Pennsylvania; the Board of Directors of Main Line Health Real Estate, LP; the Board of Trustees of The Lankenau Medical Center Foundation in Wynnewood, Pennsylvania; and the Council of Presidents’ Associates of LaSalle University in Philadelphia. He is also a member of both the American and Pennsylvania Institutes of Certified Public Accountants and the Financial Managers Society, having served as the Chairman of its national board of directors.

John K. Darr (Vice Chair) John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks’ Office of Finance at the end of 2007 where he served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System’s Combined Financial Report and was intimately involved in the FHLBank System’s SEC Registration process. Mr. Darr has a total of 42 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a controller of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. In addition to his service on the Board of the Bank, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves as a Director of two non-profit entities, including Manna, Inc., a very low-income home builder, homeownership counseling, and mortgage lending entity in the District of Columbia. During his 18 years of service to this faith-based organization, Mr. Darr served as Chair of the Board’s Audit and Finance Committee, as co-chair of its Leadership Committee and as a fund-raiser. Manna, Inc. is credited with having provided more than 1,000 units of affordable housing over the past 25 years as well as counseling hundreds of homebuyers.

Patrick A. Bond Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a former President of the West Virginia Symphony Orchestra, Chairman of the Board of Charleston Area Alliance, member of the Board of Directors of Mid-Atlantic Technology Research and Innovation Center (MATRIC), and a former member of the Bank’s Affordable Housing Advisory Council.

Maureen Breakiron-Evans Maureen Breakiron-Evans joined the Board of Directors of the Bank in January 2011. She retired in April 2008 as Chief Financial Officer of Towers Perrin, where she headed Finance Resources and was responsible for the firm’s financial strategy since January 1, 2007. During 2005 and 2006, Ms. Breakiron-Evans was the General Auditor and Enterprise Risk Manager at CIGNA Corporation, one of the largest health insurers in the United States. Prior to that, Ms. Breakiron-Evans was Executive Vice President and CFO at Inovant, LLC, the VISA entity which was created to develop and operate Visa’s payment and transactions systems globally. She has also served in several executive positions at Transamerica Corporation and was an Audit Partner with Arthur Andersen in San Francisco. Ms. Breakiron-Evans currently serves on the Boards of Cognizant Technology Solutions, Heartland Payment Systems, Stetson University, and the World Affairs Council of Philadelphia. During 2005 through 2007, she also served on the Board of ING Direct. Ms. Breakiron-Evans is a CPA and holds degrees from Stetson University, Harvard Business School, and Stanford University.

Luis A. Cortés Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 225 employees and manages a $20 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice-Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital, as well as on the Board of the American Bible Society. He developed millions of dollars of housing and commercial real estate in inner city communities and has published several books, two of which are focused on financial literacy.

Carlos M. Garcia Carlos Garcia joined the Board of Directors of the Bank in January 2013. Mr. Garcia is Senior Executive Vice President, Chief of Staff and Chief Corporate Affairs and Communications Officer for Santander Holdings USA, Sovereign Bank and Santander US. He is also a member of the board of directors of Sovereign Bank, N.A. and Santander Holdings USA. After over two years of public service, he joined Sovereign Bank - Santander US in July 2011, reporting directly to the CEO, overseeing Corporate Affairs, Regulatory Relations, Marketing, Communications, Corporate Social Responsibility, Strategic Planning, Service Quality, Complaints and the Universities Program. Mr. Garcia joined the Santander Group in 1997 and for 11 years held a series of executive roles, including President of Banco Santander Puerto Rico and Senior Executive Vice President and Chief Operating Officer of Santander BanCorp. Prior to that, he served as President, CEO and Vice Chairman of the Board of Directors of Santander Securities Corporation. In 2009, Mr. García was appointed by the Governor of Puerto Rico as Chairman of the Board, President and CEO of the Government Development Bank for Puerto Rico, the fiscal agent, financial advisor, capital markets coordinator and bank of the Government of Puerto Rico. He presided over the Fiscal Restructuring and Stabilization Board created by law to safeguard Puerto Rico's credit rating and achieve fiscal balance. During his service, Puerto Rico improved its credit ratings, took unprecedented actions to achieve fiscal balance, implemented a transformational tax reform and successfully collaborated with federal regulators to implement a financial stability plan for its banking system. A graduate of the University of Pennsylvania, Mr. Garcia holds a Bachelor of Science in Economics from the Wharton School, as well as a Bachelor of Arts and Sciences in Comparative Literature. He is a member of the board of directors of Make-a-Wish Foundation of Massachusetts and Rhode Island.

Pamela H. Godwin Pamela Godwin joined the Board of Directors of the Bank in January 2013. Ms. Godwin is President of Change Partners, Inc. an executive coaching and change management consulting firm. Previously, she was President and Chief Operating Officer of GMAC Insurance Personal Lines-Agency Division. Ms. Godwin is a director of Unum Group (NYSE) where she serves on the Governance and Finance Committees. She is a 2011 National Association of Corporate Directors (NACD) Board Leadership Fellow and serves on the board of the Philadelphia Chapter of NACD. Ms. Godwin is currently a member of the Board of Pathways PA. She is a member of Women Corporate Directors, the Committee of 200 and Philadelphia's Forum of Executive Women, of which she is past President. A Phi Beta Kappa graduate of Pennsylvania State University, Ms. Godwin also holds the Chartered Property and Casualty Underwriter designation (CPCU).

Brian A. Hudson Brian Hudson joined the Board of Directors of the Bank in May 2007. Mr. Hudson is currently the Executive Director and Chief Executive Officer, Pennsylvania Housing Finance Agency (PHFA) in Harrisburg, Pennsylvania. He has a BA from Pennsylvania State University. He is a CPA and a Certified Treasury Professional (CTP). He is a member and President of the Board of National Council of State Housing Agencies, Chair of Commonwealth Cornerstone Group, Board member of National Housing Trust, and former member of the Federal Reserve Consumer Advisory Council.

William C. Marsh William Marsh joined the Board of Directors of the Bank in January 2012. Since January 2009, he has been Chairman of the Board, President and Chief Executive Officer of Emclaire Financial Corp. and The Farmers National Bank of Emlenton. Prior to that, he served as Executive Vice President and Chief Financial Officer of these entities since June 2006. Mr. Marsh has served as the Chief Financial Officer and Executive of a number of publicly traded bank holding companies since 1994. Prior to that he served as an audit manager with the international accounting firm, KPMG. Mr. Marsh is a CPA.

Charlotte B. McLaughlin Charlotte McLaughlin joined the Board of Directors of the Bank in January 2011. Ms. McLaughlin is Executive Vice President of PNC Bank, N.A. and President and Chief Executive Officer of PNC Capital Markets, LLC. Ms. McLaughlin is responsible for all aspects of PNC’s capital markets business, including product strategy, sales, risk management, and financial accountability. Ms. McLaughlin has over 30 years of banking and securities industry experience. She joined PNC’s Corporate Banking business in July 1996 as senior vice president and managing director, responsible for the Derivatives Trading and Foreign Exchange groups. In August 2001, she assumed responsibility for the fixed income sales and trading area. She was named to her current position in July 2002. Prior to joining PNC, Ms. McLaughlin served as manager of Global Rate Risk Management Products for Mellon Bank. She is a director of the ABA Securities Association, Inc. in Washington, D.C. and is a member of the external advisory board for Penn State Schreyer Honors College. Ms. McLaughlin received her BS degree from Pennsylvania State University in 1975 and received a master’s degree in finance from the University of Pittsburgh in 1981.

Lynda A. Messick Lynda Messick joined the Board of Directors of the Bank in 2012 to serve the remainder of the term of a Delaware Director whose Bank was acquired. She previously served as a Director for a portion of 2011. Ms. Messick has been the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank, a community bank she helped found in 1979. Ms. Messick is Chair Elect of the Nanticoke Health Services Board, a

nonprofit health care provider in Sussex County Delaware. She also serves on the Sussex County Pension Committee and is a former board member of the American Red Cross of the Delmarva Peninsula, the United Way of Delaware, Junior Achievement of Delaware, the Rehoboth Beach Film Society and the friends of the Lewes CanalFront Park. She is also Treasurer of Micronics Inc. Board of Directors, a privately held water technology company. She is a member of the Delaware Bankers Association Board and the Independent Community Bankers Association of America (ICBAA) Board.

John S. Milinovich John Milinovich joined the Board of Directors of the Bank in January 2009. Mr. Milinovich is Executive Vice President, Treasurer, and CFO of Washington Financial Bank. Mr. Milinovich’s 39-year career combines strong financial expertise with 14 years of banking experience gained through executive level finance, operations, and strategic planning functions and 25 years of public accounting experience, including audit, tax, and management consulting services. At Washington Financial Bank, Mr. Milinovich provides a leadership role for the Senior Management Group, manages the financial reporting process and investment portfolios for the Bank and its subsidiaries, heads up the annual budget process and oversees the Asset/Liability Management, Cash Management, Treasury and Liquidity processes. Mr. Milinovich has broad public accounting experience which spans from an international accounting firm (Ernst & Ernst - now Ernst & Young) to a number of medium-sized local CPA firms, including his own firm for over ten years. He also has experience serving as an independent Bank Director for a community bank. Mr. Milinovich holds a BS degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America’s Community Bankers - National School of Banking program at Fairfield University, where he received the prestigious Chairman’s Award for leadership ability and academic excellence. Mr. Milinovich has served as the past Chairman of the Washington County Chamber of Commerce, on the Steering Committee of the Southwestern PA Growth Alliance, on the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League - Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee.

Charles J. Nugent Charles Nugent joined the Board of Directors of the Bank in January 2010. Mr. Nugent is Vice President, Fulton Bank, N.A. and Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation (Fulton Financial). Fulton Financial, a commercial bank holding company headquartered in the Third Federal Reserve District, owns banking institutions located in Pennsylvania, New Jersey, Delaware, Maryland, and Virginia. Mr. Nugent is the Vice Chairman of the Risk Management Committee at Fulton Financial. Prior to joining Fulton in 1992, he served for eight years as the Chief Financial Officer of First Peoples Financial Corporation in New Jersey. Earlier in his career, he worked for Philadelphia National Corporation and Price Waterhouse. He has been active in a variety of community activities, having served on the Board of Directors of St. Joseph’s Hospital of Lancaster, the United Way of Lancaster County, the Susquehanna Association for the Blind and Vision Impaired and the Lancaster Symphony Orchestra. He currently serves on the Boards of the Hamilton Club of Lancaster and the YMCA of Lampeter-Strasberg. Mr. Nugent earned a BS degree in Business Administration from LaSalle University and is a CPA.

Gary T. Prizzia Gary Prizzia joined the Board of Directors of the Bank in January 2013. Mr. Prizzia has over 28 years' experience in finance with 12 years' experience in the insurance field with Genworth Financial (f/k/a GE Financial) including Treasurer/Risk Manager, and his prior experience includes various Treasury positions with General Electric Capital Corporation. He currently serves as Vice President and Treasurer of Genworth Financial, Inc. and Vice President and Treasurer of Genworth Life Insurance Company. He has a BS in Accounting from Marist College and an MBA in International Business from the University of Connecticut. Mr. Prizzia served as a Member of the Board of the Better Housing Coalition and has served on the Board of the Richmond Performing Arts Center since 2007.

Bradford E. Ritchie Bradford Ritchie joined the Board of Directors of the Bank in January 2011. Mr. Ritchie is currently the President of Summit Community Bank. Prior to joining Summit Community Bank, he served as the President of Charleston Market of United Bank Inc. until July 2008. Before that, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA and is a member of the Board of Directors of the West Virginia Society of Certified Public Accountants. Mr. Ritchie serves on the Board of Trustees of the University of Charleston and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

Frederick E. Schea Frederick Schea joined the Board of Directors of the Bank in January 2013. Mr. Schea is the President and Chief Executive Officer of First Savings Bank of Perkasie, Perkasie, Pennsylvania. In addition to serving as President and CEO, Mr. Schea is Chairman and Director of First Savings Insurance, a full-service property and casualty agency. Mr. Schea joined First Savings Bank in December 2005. He previously served as the Chief Financial Officer of several financial institutions. Mr. Schea earned a Bachelor's degree in Finance and an MBA from Lehigh University. He is a CPA and Certified Management Accountant who served as global Chair of the Institute of Management Accountants. Mr. Schea serves on the

Board of Directors of Pearl S. Buck International, Bucks County Community College Foundation, Doylestown Health Foundation, and the Lutheran Community at Telford. He is the Council President of the Bucks County Council, Boy Scouts of America, and Trustee for Chalfont Chemical Fire Engine Company No. 1. He is also an Advisory Board member for Bucks County Habitat for Humanity, Board Member and Treasurer of the James A. Michener Art Museum, and Trustee for the Central Bucks Family YMCA.

Patrick J. Ward Patrick Ward joined the Board of Directors of the Bank in January 2007. Mr. Ward is currently Chairman and Chief Executive Officer of Penn Liberty Bank. Mr. Ward has more than 25 years of experience in the banking industry, including executive experience with Citizens Bank of Pennsylvania and Commonwealth Bancorp in Malvern, PA. He also held a variety of positions at Mellon Bank. Mr. Ward is a graduate of Carnegie Mellon University with a degree in Economics and earned his MBA at The University of Notre Dame. He serves on the Boards of Directors of the Philadelphia Police Athletic League, EconomicsPennsylvania, and the Chester County Chamber Foundation.

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

As of February 28, 2013, the Audit Committee was composed of Messrs. Hudson (Chair), Ritchie (Vice Chair), Milinovich, and Schea, and Ms. Messick. The Audit Committee regularly holds separate sessions with the Bank's management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson, Milinovich, Ritchie, and Schea, and Ms. Messick are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson, Milinovich, Ritchie, and Schea and Ms. Messick are not independent. Messrs. Hudson, Milinovich, Ritchie, and Schea, and Ms. Messick are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers
The following table sets forth certain information (ages as of February 28, 2013) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity in Which Serves
Winthrop Watson	58	President and Chief Executive Officer
Kristina K. Williams	48	Chief Operating Officer and Chief Financial Officer
John C. Mason	58	Chief Strategy Officer
David G. Paulson	48	Managing Director, Capital Markets
Michael A. Rizzo	51	Chief Risk Officer
Dana A. Yealy	53	General Counsel and Corporate Secretary

Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer, effective January 1, 2011. Previously, he was Chief Operating Officer of the Bank, a position that he assumed in November 2009. Mr. Watson served as Managing Director at J.P. Morgan in Hong Kong from 2007-2009 after serving that company in various capacities in New York for 22 years. In Hong Kong, he served as senior client executive for J.P. Morgan’s Asia Pacific central banks and sovereign wealth funds, head of its Asia Pacific debt capital markets, and as chairman of its Asia Pacific investment banking business evaluation committee. Earlier, Mr. Watson was Managing Director of J.P. Morgan in New York, where he helped build the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises, including FHLBanks. His background also includes several financial advisory assignments on behalf of FHLBanks. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.
Kristina K. Williams is the Chief Operating Officer and the Chief Financial Officer, and she joined the Bank on December 31, 2004 as Chief Accounting Officer. Ms. Williams became Chief Financial Officer (CFO) on February 1, 2006; was named Executive Vice President and CFO effective August 1, 2010 with additional responsibility for oversight of Information Technology, Administration, and Product Delivery; and was named Chief Operating Officer in addition to her other responsibilities effective May 1, 2011. Ms. Williams was named Acting Chief Risk Officer on December 1, 2009, and served in this role until March 1, 2010. Prior to joining the Bank, Ms. Williams was the CFO of Wholesale Banking for PNC Financial Services Group (PNC). Ms. Williams also spent time in SEC and Regulatory Reporting and served as Director of Accounting Policy for PNC. Ms. Williams previously spent several years in public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated magna cum laude from West Liberty State College and received her Masters in Professional Accountancy from West Virginia University. Ms. Williams is a CPA and a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants, and is the Audit Committee Chairperson on the Board of Directors for the West Liberty University Foundation.

John C. Mason, Chief Strategy Officer, joined the Bank in 2012 with responsibility for the continual execution of strategic initiatives and alignment of resources in the context of the Bank's vision, mission and plans. Currently, Mr. Mason also serves as Acting Head of Member Services. He previously served as a member of the Bank's Board and Chair of its Finance and Risk Management Committee. Prior to joining the Bank, Mr. Mason was Chief Investment Officer and Treasurer, and Head of Market and Credit Risk Management for ING DIRECT, Wilmington, Delaware. Mr. Mason joined ING in 2004. Prior to his work at ING, Mr. Mason held senior roles in treasury and risk management for a number of super-regional and regional banks. He holds a BS in Business Economics from Indiana University at Bloomington.

David G. Paulson, Managing Director of Capital Markets, joined the Bank in March 2010 as Director, Mortgage Finance and Balance Sheet Management. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities. Most recently, he served as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a BS in Finance and an MBA, both from Duquesne University.

Michael A. Rizzo, Chief Risk Officer, joined the Bank in March 2010. Mr. Rizzo served as the Chief Risk Officer of Residential Finance Group, the U.S. residential mortgage lending unit of GMAC ResCap. In addition, Mr. Rizzo served as Chief Credit Officer for Ally (GMAC) Bank mortgage operations. Mr. Rizzo’s prior experience includes approximately 15 years in risk and portfolio management roles with Provident Bank in Cincinnati, FleetBoston Financial Corporation and BankBoston. During his seven years with the Office of the Comptroller of the Currency (OCC), Mr. Rizzo was a commissioned national bank examiner. He holds a BS degree in Accounting from Bucknell University and is a CPA.
Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary, and ethics functions of the Bank. Prior to joining the Bank, he was an attorney with the FHLBank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations. Mr. Yealy serves on the Board of Directors of the Pittsburgh Civic Light Opera. In 2011, Mr. Yealy was appointed to the Intergovernmental Cooperation Authority, one of Pittsburgh’s fiscal oversight boards, by the Republican leadership in Pennsylvania’s House of Representatives and currently serves as its chairman.
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

Item 11: Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (CD&A) presents information related to the Bank's compensation program for its Principal Executive Officer (the CEO) and other Named Executive Officers (other Executives). The information includes, among other things, the objectives of the Bank's compensation program and the elements of compensation the Bank provides to its CEO and other Executives.

The Bank's Board has determined that it is necessary to consider the nature, level, and cumulative effect of all elements of the Bank's compensation and benefits program to establish each element of the program at the appropriate level.

2012 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

In 2012, the Bank's CEO and other Executives were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation was benchmarked against three peer groups: (1) commercial banks; (2) other FHLBanks; and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets. The peer group data was collected and analyzed by the Bank’s compensation consultant, McLagan, an Aon Hewitt company. For certain positions, when considering data from the larger peer group companies, and with input from McLagan, applicable job specific benchmarks for the Bank’s executive officers were identified, as they were determined to be market comparable and represented realistic employment opportunities. Typically, the identified positions at the larger peer group institutions were at a lower level than the comparative Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies). The Bank targets the median total compensation from the benchmarked positions.

To stay in the median compensation level as discussed above, the Bank revised its executive officer incentive compensation plan for 2012 to increase the award opportunity levels and provide for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period. Additionally, to maintain cash compensation at a competitive level, the Bank implemented a transition incentive plan to address the migration to an incentive compensation plan with a deferral component. The Board and the Board's Human Resources Committee (HR Committee) approved the changes regarding incentive compensation and incorporated those into the 2012 Executive Officer Incentive Compensation Plan (2012 Plan) and the 2012 - 2013 Transition Plan (Transition Plan) discussed below.

For 2012, as part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertained to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The only portion of the compensation package in which the risk element exists and should be considered is the incentive compensation awards. Details regarding the 2012 incentive compensation goals are discussed below.

For 2012, the Board engaged McLagan to conduct a review of the Bank's executive compensation program focusing on base salary and incentive compensation levels. The results of this review were used to establish the 2012 executive compensation base salary and incentive levels. Refer to the 2011 Executive Compensation Study section of the Item 11: Executive Compensation in the Bank's 2011 Form 10-K. For 2013, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review which considered the following peer groups.

The “commercial bank” peer group (“Divisional Head” benchmark) included the following firms:

ABN AMRO Securities (USA) LLC	DnB Bank	Nord/LB
AIB Capital Markets	DnB NOR Markets, Inc.	Nordea Bank
Ally Financial Inc.	DVB Bank	OCBC Bank
Australia & New Zealand Banking Group	DZ Bank	One West Bank
Banco Bilbao Vizcaya Argentaria	Espirito Santo Investment	PNC Bank
Banco Itua	Fannie Mae	Rabobank Nederland
Banco Santander	Fifth Third Bank	RBS/Citizens Bank
Banco Hapoalim	First Financial Bancorp	Regions Financial Corporation
Bank of America	First Niagara	Royal Bank of Canada
Bank of Ireland Corporate Banking	First Tennessee Bank/First Horizon	Sallie Mae
Bank of the West	FNB Omaha	Societe Generale
Bank of Tokyo- Mitsubishi UFJ	Freddie Mac	Sovereign Bank
Bayerische Landesbank	GE Capital	Standard Bank
BBVA Compass	HSBC	Standard Chartered Bank
BMO Financial Group	Helaba Landesbank Hessen-Thuringen	SunTrust Banks
BNP Paribas	ING	SVB Financial Group
BOK Financial Corporation	Itua Unibanco	TD Securities
Branch Banking & Trust Co.	JP Morgan	The Bank of Nova Scotia
Capital One	KBC Bank	The CIT Group
China Construction Bank	KeyCorp	The NorinchukinBank, New York Branch
China International Capital Corporate	Landesbank Baden-Wuerttenberg	UniCredit
China Merchants Bank	Lloyds Banking Group	Union Bank, N.A.
CIBC World Markets	M&T Bank Corporation	United Bank for Africa Plc
Citigroup	Macquarie Bank	Webster Bank
Commerzbank	Maybank	Wells Fargo Bank
Credit Agricole CIB	Mizuho Corporate Bank, Ltd.	Westpac Banking Corporation
Credit Industriel et Commercial	National Australia Bank	Zions Bancorporation
Dexia	Natixis

The Federal Home Loan Bank peer group included the other 11 Federal Home Loan Banks.

The Named Executive Officer benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets included:

BancFirst Corp.	First Midwest Bancorp Inc.	Signature Bank
BancorpSouth Inc.	FirstMerit Corp.	Susquehanna Bancshares Inc.
Bank of Hawaii Corp.	Fulton Financial Corp.	SVB Financial Group
BankUnited Inc.	Glacier Bancorp Inc.	TCF Financial Corp.
BBCN Bancorp Inc.	Hancock Holding Co.	Texas Capital Bancshares Inc.
Boston Private Financial	IBERIABANK Corp.	Trustmark Corp.
CapitalSource Inc.	International Bancshares Corp.	UMB Financial Corp.
Cathay General Bancorp	MB Financial Inc.	Umpqua Holdings Corp.
Chemical Financial Corp.	National Penn Bancshares Inc.	United Bankshares Inc.
Citizens Republic Bancorp Inc.	NBT Bancorp Inc.	United Community Banks Inc.
CVB Financial Corp.	Old National Bancorp	Valley National Bancorp
Doral Financial Corp.	PacWest Bancorp	Webster Financial Corp.
F.N.B. Corp.	Park National Corp.	WesBanco Inc.
First BanCorp.	PrivateBancorp Inc.	Westamerica Bancorp.
First Commonwealth Financial	Prosperity Bancshares Inc.	Western Alliance Bancorp
First Financial Bancorp.	Provident Financial Services	Wintrust Financial Corp.
First Interstate BancSystem

Human Resources Committee's Role and Responsibilities

The HR Committee is responsible for the establishment and oversight of the CEO's compensation and oversight of other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

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

The Finance Agency has established the following standards against which it will evaluate each FHLBank's executive compensation: (1) each individual executive's compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of incentive-based compensation should be tied to longer-term performance indicators; and (4) the Board should promote accountability and transparency with respect to the process of setting compensation.

Determining the CEO's Cash Compensation

In 2012, the HR Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. Based on this analysis, the CEO's 2012 base salary was $650,000.

Determining Other Executives' Cash Compensation

In 2012, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the HR Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives.

Effective January 1, 2012, base salary increases were provided to four other Executives: the Chief Operating Officer (COO) and Chief Financial Officer (CFO); Chief Risk Officer (CRO); Group Director, Member Services; and General Counsel and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation. For 2013, merit increases were approved for the CEO and other Executives by the Board, and the Bank received non-objection from the Finance Agency. All merit increases were made effective as of January 1, 2013.

Executive Officer Incentive Plans

2012 Executive Officer Incentive Compensation Plan (2012 Plan):
The 2012 Plan is designed to retain and motivate executive officers and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2012 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	40%	70%	100%
COO/CFO	30%	50%	70%
Other NEOs	20%	40%	60%

As of December 31, 2012, the Board evaluated performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2012 and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two equal parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2012 current awards and deferred incentive award installments are paid:

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

Stated Bank Performance Criteria. Payment of each deferred incentive award installment is contingent on the Bank continuing to meet the stated Bank performance criteria. In addition, the 2012 Plan provides that in no event will the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary. The Bank’s performance criteria are:

•	(MV/CS at the level set forth under the Grants of Plan-Based Awards table below; and

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

The deferred incentive award payout opportunity at threshold, target, and maximum in regard to these criteria are set forth in the Grants of Plan-Based Awards table. Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

•
Remediation of Examination Findings. This criterion is defined as the Bank making sufficient progress, as determined by the Finance Agency and communicated to Bank management or the Board, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management attention; and

•
Timeliness of Finance Agency, SEC, and OF Filings. This criterion is defined as SEC periodic filings, call report filings with the Finance Agency, and Financial Reporting System (FRS) filings with the OF that are timely filed and no material restatement by the Bank is required.

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, or retirement (as defined in the 2012 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. Any participant who is terminated by the Bank for cause (as defined in the 2012 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.10 to the Bank's 2011 Form 10-K for the full terms of the 2012 Plan.

2013 Executive Officer Incentive Compensation Plan (2013 Plan):
For 2013, the Board has adopted the 2013 Plan which is subject to final Finance Agency review and non-objection. The 2013 Plan is designed to retain and motivate executive officers and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2013 Plan establishes the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	40%	70%	100%
COO/CFO	30%	50%	70%
Other NEOs	20%	40%	60%

Following December 31, 2013, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2013 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two equal parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2013 current awards and deferred incentive award installments would be paid:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2014
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2015
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2016
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2017
* Payment will be made no later than March 15 in the year indicated.

Stated Bank Performance Criteria. Payment of each deferred incentive award installment is contingent on the Bank continuing to meet the stated Bank performance criteria. In addition, the 2013 Plan provides that in no event will the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary. The Bank performance criteria are:

•	MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and

•	Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each year-end of the deferred payment period.

The deferred incentive award payout opportunity in regard to these criteria is set forth in the Grants of Plan-Based Awards table. Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. The Board will also consider and may exercise its discretion to adjust an award downward based on the following qualitative criteria: (1) remediation of examination findings; and (2) timeliness of Finance Agency, SEC, and OF filings. See notations under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, or retirement (as defined in the 2013 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. Any participant who is terminated by the Bank for cause (as defined in the 2013 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.11 to this Form 10-K for the full terms of the 2013 Plan.

Additional Incentives

From time to time, the CEO has recommended, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted in 2012.

2012 - 2013 Transition Incentive Plan

The Transition Plan was put into place to assist in the transition of the Bank's executive incentive plan from a plan without a deferred component to one with a deferred component. The Transition Plan will be administered consistent with the terms of the Bank's 2012 Plan excluding those provisions governing deferred awards. The annual goals under the 2012 Plan serve as the goals for the 2012 Transition Plan and the annual goals under the 2013 Plan will serve as the 2013 transition plan goals. The award levels under the Transition Plan were established to bridge the participants' cash compensation levels until the ongoing deferred payments are fully implemented and are expressed as a percentage of base salary as follows:

Participant Level		Threshold Incentive Award Opportunity	Target Incentive Award Opportunity	Maximum Incentive Award Opportunity
CEO	2012 2013	11.4% 8.6%	20.0% 15.0%	28.5% 21.5%
COO/CFO	2012 2013	8.55% 6.45%	14.3% 10.7%	20.0% 15.0%
Other NEOs	2012 2013	5.7% 4.3%	11.4% 8.6%	17.1% 12.9%

The Transition Plan further provides that in no event will the aggregate amount of any transition award, current incentive award, and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary. See Exhibit 10.10.1 to the Bank's 2011 Form 10-K for full terms of the Transition Plan.

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

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker's compensation insurance, and life and accident insurance. The CEO and other Executives participate in these benefits on the same basis as all other full-time employees. In addition, the CEO and other Executives are eligible for a parking allowance, and individual disability income insurance if the Executive's salary exceeds the monthly long term disability limit.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified, multi-employer defined-benefit retirement plan. The Pentegra Defined Benefit Plan is a funded, noncontributory plan that covers all eligible employees. For all employees hired prior to January 1, 2008, benefits under the plan are based upon a 2% accrual rate, the employees' years of benefit service and the average annual salary for the three consecutive years of highest salary during benefit service. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment. A lump-sum payment and other additional payment options are also available. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

For all employees hired on or after January 1, 2008, benefits under the plan are based upon a 1.5% accrual rate, the employees' years of benefit service and the average annual salary for the five consecutive years of highest salary during benefit service. The regular form of retirement benefit payment is guaranteed for the life of the retiree but not less than 120 monthly installments. If a retiree dies before 120 monthly installments have been paid, the beneficiary would be entitled to the commuted value of such unpaid installments paid in a lump sum. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $250 thousand for 2012.

As a nonqualified plan, the SERP benefits do not receive the same tax treatment and funding protection as the Pentegra Defined Benefit Plan, and the Bank's obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death or disability of the employee. Payment options under the SERP include annuity options as well as a lump-sum distribution option.

The portion of the incentive compensation award percentages that are included in determining the CEO's and other Executives' SERP benefit is capped at no more than the amount of the incentive compensation award referenced in the SERP plan document. The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.5.1 and 10.5 to this Form 10-K.

Qualified and Nonqualified Defined Contribution Plans

Eligible employees have the option to participate in the Financial Institutions Thrift Plan (Thrift Plan), a qualified defined contribution plan under the IRC. Subject to IRC and Thrift Plan limitations, employees can contribute up to 50% of their base salary in the Thrift Plan. The Bank matches employee contributions based on their length of service and the amount of employee contribution as follows:

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

Thirty days prior to the beginning of the calendar year in which the compensation is to be earned and paid, the CEO and other Executives may elect to defer a percentage of their cash compensation. The CEO and other Executives may defer up to 80% of their total cash compensation, less their contributions to the qualified Thrift Plan. The Executive Officer Incentive Compensation Plans provide for a deferred award component as described above. This deferred portion of the incentive award is not eligible for deferral under the Supplemental Thrift Plan.

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

The portion of any incentive compensation award that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is capped at no more than the amount of the incentive award referenced in the Supplemental Thrift Plan document. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6 to this Form 10-K.

Rabbi Trust Arrangements

The Bank has established Rabbi trusts to secure benefits under both the SERP and Supplemental Thrift Plan. See the Pension Benefits Table and Nonqualified Deferred Compensation Table and narratives below for more information.

Additional Retirement Benefits

The Bank provides post-retirement medical benefit dollars in the form of a Health Reimbursement Account (HRA) for retirees and their spouses age 65 and older. HRA dollars can be used to purchase individual healthcare coverage and other eligible out-of-pocket healthcare expenses. In 2012, the Bank contributed $1,320 to the HRA account for a retiree and $660 for a retiree's spouse. The Bank will contribute the same amounts in 2013.

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

The Board provided a separate severance agreement as part of the employment offer for the CEO, providing for severance in the amount of 12 months of salary which is more fully described in the Post-Termination Compensation Table. The Board determined that such severance arrangements are a common practice in the marketplace.

Change-in-Control (CIC) Agreements

The Bank has entered into CIC agreements with the CEO and other Executives. The Board believes that CIC agreements are an important recruitment and retention tool and that such agreements enable the CEO and other Executives to effectively perform and meet their obligations to the Bank if faced with the possibility of consolidation with another FHLBank. These agreements are a common practice in the marketplace.

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

With the appointment of Winthrop Watson as CEO effective January 1, 2011, the Bank executed an Amended and Restated CIC Agreement, effective January 1, 2011, as disclosed in the Bank's Current Report on Form 8-K filed on December 8, 2010. Accordingly, during 2012, the CEO would also have been eligible for a payment equal to: (1) 12% of his compensation (as defined in the Bank's supplemental thrift plan) and (2) the retirement benefit amount that would have been provided under the qualified and nonqualified defined benefit plans if the CEO's qualified and nonqualified retirement plan benefits had vested as of December 31, 2012. See Exhibit 10.9.4 to the Bank's 2010 Annual Report filed on Form 10-K for details regarding this agreement.

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2012 and there are no current Interlocks. With respect to Directors Bond, McLaughlin, Garcia, and Cortes, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K for information regarding transactions with Mountaineer Capital LP, PNC Bank, Sovereign Bank, and Esperanza, respectively, which were approved under the Bank's Related Person Transaction Policy.

The Human Resources Committee of the Board of Directors

Patrick A. Bond            Chair
Charlotte B. McLaughlin        Vice-Chair
Rev. Luis A. Cortes
Mr. Carlos M. Garcia
Ms. Pamela H. Godwin

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value (6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2012	$650,000	$—	$510,250	$128,000	$44,613	$1,332,863
	2011	625,000	—	593,156	104,000	40,508	1,362,664
	2010	425,000	—	49,725	48,000	40,000	562,725
Kristina K. Williams (2) Chief Operating Officer and Chief Financial Officer	2012	$414,680	$—	$228,074	$137,000	$28,345	$808,099
	2011	381,667	—	270,200	135,000	25,346	812,213
	2010	319,307	—	40,365	62,000	21,392	443,064
	2012	$298,159	$—	$140,433	$46,000	$19,990	$504,582
	2011	286,004	—	189,048	40,000	19,115	534,167
Michael A. Rizzo (3) Chief Risk Officer	2010	229,170	—	32,175	17,000	121,149	399,494
Dana A. Yealy (4) General Counsel	2012	$272,164	$—	$128,189	$207,000	$18,471	$625,824
	2011	260,444	—	175,930	377,000	17,409	830,783
	2010	250,427	—	29,300	168,000	16,961	464,688
Craig C. Howie (5) Group Director, Member Services	2012	$267,037	$—	$125,774	$170,000	$322,724	$885,535
	2011	259,259	—	175,130	296,000	17,368	747,757
	2010	254,800	—	29,812	126,000	17,208	427,820
Notes:
 (1) For 2012, Mr. Watson's non-equity incentive plan compensation was the incentive and transition plans described below. All other compensation included employer contributions to defined contribution plans of $44,589. For 2011, Mr. Watson's non-equity incentive plan compensation was the amended TIP described in the Bank's 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $40,484. For 2010, Mr. Watson's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $25,730 and perquisites totaling $14,246. Perquisites included parking benefits, personal miles on a company vehicle and club membership fees.

(2) For 2012, Ms. William's non-equity incentive plan compensation was the incentive and transition plans described below. All other compensation included employer contributions to defined contribution plans of $28,321. For 2011, Ms. William's non-equity incentive plan compensation was the amended TIP described in the Bank's 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $25,322. For 2010, Ms. William's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $21,368.

(3) For 2012, Mr. Rizzo's non-equity incentive plan compensation was the incentive and transition plans described below. All other compensation included employer contributions to defined contribution plans of $19,966. For 2011, Mr. Rizzo's non-equity incentive plan compensation was the amended TIP described in the Bank's 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $19,091. Mr. Rizzo was hired on March 1, 2010. Mr. Rizzo was eligible to participate in the Bank's 2010 TIP. For 2010, Mr. Rizzo's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $13,375 and perquisites totaling $107,750. Perquisites included parking benefits, relocation expenses and temporary housing.

(4) For 2012, Mr. Yealy's non-equity incentive plan compensation was the incentive and transition plans described below. All other compensation included employer contributions to defined contribution plans of $18,447. For 2011, Mr. Yealy's non-equity incentive plan compensation was the amended TIP described in the Bank's 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $17,385. For 2010, Mr. Yealy's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $16,937.

(5) For 2012, Mr. Howie's non-equity incentive plan compensation was the incentive and transition plans described below. All other compensation included employer contributions to defined contribution plans of $19,173 and compensation with respect to the separation agreement and general release of $303,527 as detailed below. Mr. Howie executed a separation agreement and general release effective December 31, 2012. All other compensation included the following items from the separation agreement and general release: salary continuation payments of $267,037 for a 12-month period; a lump sum payout for accrued vacation in the amount of $13,865; 12 months of outplacement services in the amount of $11,000; and medical insurance premiums paid during the 12-month period of $11,625. For 2011, Mr. Howie's non-equity incentive plan compensation was the amended TIP described in the Bank's 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $17,344. For 2010, Mr. Howie's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $17,184.

(6)	The significant change from 2010 to 2011 reflects the lower level of interest rates in 2011 compared to 2010.

Non-Equity Incentive Plan Compensation

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

B.
Achieve adjusted earned dividend spread after assessment consistent with the 2012 Operating plan while remaining inside Board level risk limits (10% weighting). The measurement of this goal is calculated as the ratio of adjusted earnings to average capital stock, less the average three month LIBOR rate. Adjusted earnings is defined within the Financial Highlights section in Item 6 of this Form 10-K. For additional information regarding the MV/CS measure and earned dividend spread see the Qualitative and Quantitative Disclosures Regarding Market Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K;

C.    Increase retained earnings consistent with the 2012 Operating Plan (15% weighting);

•	Regulatory Requirements:

D.	Address regulatory priorities in existence at December 31, 2011 (10% weighting - maximum achievement only);

E.	Achieve a targeted regulatory rating (10% weighting);

•	Member Outreach:
F.    Achieve targeted member and potential member outreach in 2012 (15% weighting);

•	Member Product Usage:
G.    Achieve a targeted average number of Bank product touch points with CFI members (7.5% weighting);

•	Advances Usage:
H.    Maintain the percentage of average borrowing members among the total membership (7.5% weighting); and

•	Affordable Housing:

I.	Increase the number of members that submit an application, enroll in or participate in a community investment product or initiative (10% weighting).

		To Achieve:					Payout %
Goal	Weighting	Threshold Payout	Target Payout	Max Payout	2012 Results	Achievement Level	CEO	COO/ CFO	Other NEOs
A	15%	90	98	102	115.1	Maximum	15%	10.5%	9%
B	10%	1.36%	1.76%	2.04%	4.19%	Maximum	10%	7%	6%
C	15%	$2 million	$34 million	$65 million	$124 million	Maximum	15%	10.5%	9%
D	10%	Max only	Max only	All	All	Maximum	10%	7%	6%
E	10%	Improve in 1 area	Improve in 2 areas	Improve exam rating	Improved exam rating	Maximum	10%	7%	6%
F	15%	165	174	182	203	Maximum	15%	10.5%	9%
G	7.5%	Maintain average at 1.91	Increase to 1.93	Increase to 2.00	2.06	Maximum	7.5%	5.25%	4.5%
H	7.5%	65%	68%	74%	79%	Maximum	7.5%	5.25%	4.5%
I	10%	90	95	100	103	Maximum	10%	7%	6%
Total Payout							100%	70%	60%
For performance achievement between threshold and target or target and maximum, the 2012 Plan provides for interpolation to determine the incentive compensation payout. Refer to the 2012 Executive Officer Incentive Compensation Plan filed as Exhibit 10.10 to the Bank's 2011 Form 10-K for additional information.

Named Executive Officer	Salary on which incentive is based (1)	Incentive payout %	Incentive potential $ (2)	2012 actual incentive payout (A)	Transition incentive payout % (3)	2012 actual transition payout $ (B)	Total 2012 incentive payout (4)
Winthrop Watson	$650,000	100%	$650,000	$325,000	28.5%	$185,250	$510,250
Kristina K. Williams	$414,680	70%	$290,276	$145,138	20%	$82,936	$228,074
Dana A. Yealy	$272,164	60%	$163,298	$81,649	17.1%	$46,540	$128,189
Craig C. Howie	$267,037	60%	$160,222	$80,111	17.1%	$45,663	$125,774
Note:
(1) Base salary in effect on December 31, 2012 used to calculate payouts.
(2) NEO's will be paid 50% of the incentive payout in 2013 and the remaining amount will be deferred and contingently payable in 2014, 2015 and 2016.
(3) The annual goals under the 2012 Incentive Plan serve as the 2012 goals under the Transition Plan as described above and determine the payout percentage.
(4) Total 2012 incentive payout includes the sum of columns (A) and (B).

For the CRO, the specific goals and total weighting for each goal are as follows:

•	MV/CS:
A.Achieve MV/CS percentage at December 31, 2012 (15% weighting);

•	Earnings:
B.    Increase retained earnings consistent with the 2012 Operating Plan (15% weighting);

•	Regulatory Requirements:

C.	Address regulatory priorities in existence at December 31, 2011 (15% weighting - maximum achievement only);

D.	Achieve a targeted regulatory rating (10% weighting);

•	Member Outreach:
E.    Achieve targeted member and potential member outreach in 2012 (15% weighting);

•	Risk Governance:

F.	Ensure the management-level risk committees establish and achieve their risk-oriented goals for 2012 (15% weighting); and

•	Risk Assessment and Control Philosophy:
G.    Promote the Bank's risk assessment and control philosophy through multiple actions (15% weighting).

		To Achieve:
Goal	Weighting	Threshold Payout	Target Payout	Max Payout	2012 Results	Achievement Level	Payout %
A	15%	90	98	102	115.1	Maximum	9%
B	15%	$2 million	$34 million	$65 million	$124 million	Maximum	9%
C	15%	Max only	Max only	All	All	Maximum	9%
D	10%	Improve in 1 area	Improve in 2 areas	Improve exam rating	Improved exam rating	Maximum	6%
E	15%	165	174	182	203	Maximum	9%
F	15%	≥70%	≥80%	≥90%	99%	Maximum	9%
G	15%	Complete 2 tasks	Complete 3 tasks	Complete all tasks	All tasks completed	Maximum	9%
Total Payout							60%
For performance achievement between threshold and target or target and maximum, the 2012 Plan provides for interpolation to determine the incentive compensation payout. Refer to the 2012 Executive Officer Incentive Compensation Plan filed as Exhibit 10.10 to the Bank's 2011 Form 10-K for additional information.

Named Executive Officer	Salary on which incentive is based (1)	Incentive payout %	Incentive potential $ (2)	2012 actual incentive payout (A)	Transition incentive payout % (3)	2012 actual transition payout $ (B)	Total 2012 incentive payout (4)
Michael Rizzo	$298,159	60%	$178,895	$89,448	17.1%	$50,985	$140,433
Note:
(1) Base salary in effect on December 31, 2012 used to calculate payouts.
(2) NEO will be paid 50% of the incentive payout in 2013 and the remaining amount will be deferred and contingently payable in 2014, 2015 and 2016.
(3) The annual goals under the 2012 Incentive Plan serve as the 2012 goals under the Transition Plan as described above and determine the payout percentage.
(4) Total 2012 incentive payout includes the sum of columns (A) and (B).

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $250,000 for 2012. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2011 and 2012. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date, 50% of the benefit using the 2000 RP Mortality table (generational mortality table for annuities) and 50% of the benefit using the 2000 RP Mortality table (static mortality table for lump sums) and 4.40% and 4.05% interest respectively. The difference between the present value of the December 31, 2012 accrued benefit and the present value of the December 31, 2011 accrued benefit is the “change in pension value” for the Pentegra Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2011 and December 31, 2012. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date, 4.25% and 4.00% interest rates, respectively, and the 2000 RP Mortality table (generational mortality table). The difference between the present value of the December 31, 2012 accrued benefit and the present value of the December 31, 2011 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2012 or future periods, as applicable.

2012 Grants

Name and Principal Position		Performance Achieved in 2012	Amount Payable 2013	Amount Payable 2014	Amount Payable 2015	Amount Payable 2016
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $260,000 $455,000 $650,000	50% Payout $130,000 $227,500 $325,000	Deferred Amount $43,329 $75,826 $108,323	Deferred Amount $43,329 $75,826 $108,323	Deferred Amount $43,342 $75,848 $108,354
	Threshold Target Maximum		Transition Payout 2012 Opportunity $74,100 $130,000 $185,250
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	Threshold Target Maximum	Total Opportunity $124,404 $207,340 $290,276	50% Payout $62,202 $103,670 $145,138	Deferred Amount $20,732 $34,553 $48,374	Deferred Amount $20,732 $34,553 $48,374	Deferred Amount $20,738 $34,564 $48,390
	Threshold Target Maximum		Transition Payout 2012 Opportunity $35,455 $59,299 $82,936
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $59,632 $119,264 $178,895	50% Payout $29,816 $59,632 $89,448	Deferred Amount $9,938 $19,875 $29,813	Deferred Amount $9,938 $19,875 $29,813	Deferred Amount $9,940 $19,882 $29,822
	Threshold Target Maximum		Transition Payout 2012 Opportunity $16,995 $33,990 $50,985
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $54,433 $108,866 $163,298	50% Payout $27,217 $54,433 $81,649	Deferred Amount $9,071 $18,143 $27,214	Deferred Amount $9,071 $18,143 $27,214	Deferred Amount $9,075 $18,147 $27,221
	Threshold Target Maximum		Transition Payout 2012 Opportunity $15,513 $31,027 $46,540
Craig C. Howie Group Director, Member Services	Threshold Target Maximum	Total Opportunity $53,407 $106,815 $160,222	50% Payout $26,704 $53,408 $80,111	Deferred Amount $8,900 $17,801 $26,701	Deferred Amount $8,900 $17,801 $26,701	Deferred Amount $8,904 $17,806 $26,709
	Threshold Target Maximum		Transition Payout 2012 Opportunity $15,221 $30,442 $45,663
Note: As described above in the 2012 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described above. The first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met and the level (threshold, target, or maximum) at which the criteria are met. Payment of the Transition Payout Opportunity is made according to the Transition Plan as described above.

2013 Grants

Name and Principal Position		Performance Achieved in 2013	Amount Payable 2014	Amount Payable 2015	Amount Payable 2016	Amount Payable 2017
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $270,000 $472,500 $675,000	50% Payout $135,000 $236,250 $337,500	Deferred Amount $123,738	Deferred Amount $123,738	Deferred Amount $123,774
	Threshold Target Maximum		Transition Payout 2013 Opportunity $58,050 $101,250 $145,125
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	Threshold Target Maximum	Total Opportunity $129,380 $215,634 $301,887	50% Payout $64,690 $107,817 $150,944	Deferred Amount $55,341	Deferred Amount $55,341	Deferred Amount $55,356
	Threshold Target Maximum		Transition Payout 2013 Opportunity $27,817 $46,146 $64,690
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $61,421 $122,842 $184,262	50% Payout $30,711 $61,421 $92,131	Deferred Amount $33,778	Deferred Amount $33,778	Deferred Amount $33,788
	Threshold Target Maximum		Transition Payout 2013 Opportunity $13,205 $26,411 $39,616
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $56,066 $112,132 $168,197	50% Payout $28,033 $56,066 $84,099	Deferred Amount $30,833	Deferred Amount $30,833	Deferred Amount $30,843
	Threshold Target Maximum		Transition Payout 2013 Opportunity $12,054 $24,108 $36,162
Note: As described above in the 2013 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described below. The first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. Payment of the Transition Payout Opportunity is made according to the Transition Plan as described above. Note that the threshold, target, and maximum component of the deferred amount do not exist for the 2013 Plan. The single payment is 110% of the deferred amount if both MV/CS and retained earnings levels are maintained.

Under the 2013 Plan, the actual annual award opportunity for January 1, 2013, through December 31, 2013, and payouts are based on a percentage of the executive's base salary as of December 31, 2013. Each goal includes performance measures at threshold, target and maximum with the exception of the regulatory priorities in existence and exam rating goal in which there is a payout at the target and maximum levels. The specific performance goals and total weighting for each goal, for all named executives except the CRO, are as follows:

•	Build Strength and Flexibility:
A.Achieve MV/CS percentage at December 31, 2013 (25% weighting);
B.    Increase retained earnings consistent with the 2013 Operating Plan (25% weighting);

•	Embrace Operational Excellence:

C.	Focus on regulatory matters by improving exam component ratings (15% weighting - target and maximum achievement only);

•	Serve the Membership:
D.    Achieve targeted member and potential member outreach in 2013 (15% weighting);
E.    Achieve a targeted average number of Bank product touch points with members (10% weighting); and

•	Vitalize Communities:

F.	Increase the number of touch points with members that submit an application, enroll in or participate in a community investment product or initiative (10% weighting).

For the CRO, the specific goals and total weighting for each goal are as follows:

•	Build Strength and Flexibility:
A.Achieve MV/CS percentage at December 31, 2013 (15% weighting);
B.    Increase retained earnings consistent with the 2013 Operating Plan (15% weighting);

•	Embrace Operational Excellence:

C.	Focus on regulatory matters by improving exam component ratings (15% weighting - target and maximum achievement only);

D.	Risk management department will complete five initiatives that improve analytics, efficiency or compliance (40% weighting); and

•	Serve the Membership:
E.    Achieve targeted member and potential member outreach in 2013 (15% weighting);

Stated Bank Performance Criteria. Payment of each deferred incentive award installment in 2015, 2016, and 2017 related to December 31, 2013 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•	MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and

•	Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each year-end of the deferred payment period.

Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

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

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2013. The actual amount of the payout will be based on the executives' base salary at December 31, 2013.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	2.58	$97,000	—
	SERP	3.08	$190,000	—
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	Pentegra Defined Benefit Plan	7.50	$276,000	—
	SERP	8.00	$203,000	—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	2.33	$67,000	—
	SERP	2.83	$36,000	—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	26.83	$1,144,000	—
	SERP	27.33	$410,000	—
Craig C. Howie Group Director, Member Services	Pentegra Defined Benefit Plan	21.50	$838,000	—
	SERP	22.08	$283,000	—

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.5.1 and 10.5 to this Form 10-K.

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

Compensation used in calculating the benefit for the Pentegra Defined Benefit Plan includes base salary only. Compensation used in calculating the benefit for the SERP includes base salary plus the annual incentive compensation award limited to no more than the amount of the incentive award that was included in the SERP calculation under the former short-term incentive plan. Benefits under the SERP vest after completion of 5 years of employment (the vesting requirement under the Pentegra Defined Benefit Plan) subject to forfeiture for cause provisions of the SERP.

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2012, Mr. Howie, Mr. Yealy and Ms. Williams were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2012	Registrant Contributions in 2012	Aggregate Earnings (Losses) in 2012	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2012
Winthrop Watson President and CEO	$103,789	$40,683	$25,931	—	$350,172
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	$13,133	$13,321	$93,512	—	$673,667
Michael A. Rizzo Chief Risk Officer	$16,277	$14,748	$8,732	—	$89,814
Dana A. Yealy General Counsel	$24,883	$11,643	$109,161	—	$745,898
Craig C. Howie Group Director, Member Services	$3,962	$4,173	$54,934	—	$376,685

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6 to this Form 10-K.

Amounts shown as "Executive Contributions in 2012" were deferred and reported as "Salary" in the SCT. Amounts shown as "Registrant Contributions in 2012" are reported as "All Other Compensation" in the SCT.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2012.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position(2)	Base Salary		Medical Insurance		Executive Outplacement (1)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$650,000	52 weeks	$13,191	12 months	$11,000	$674,191
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	32 weeks	$255,188	32 weeks	$8,117	12 months	$11,000	$274,305
Michael A. Rizzo Chief Risk Officer	26 weeks	$149,080	26 weeks	$6,595	12 months	$11,000	$166,675
Dana A. Yealy General Counsel	52 weeks	$272,164	52 weeks	$13,191	12 months	$11,000	$296,355
Notes:
(1) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
(2) As described above, Craig C. Howie's employment was terminated effective 12/31/12, and he was paid in accordance with the Bank's severance policy. Details regarding the salary continuation, medical insurance, and executive outplacement are described in the notations to the Summary Compensation Table.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and all other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Incentive Award(2)	Medical Insurance(3)	Outplacement Services(4)*	Severance/ Defined Benefit Credit Service Amount(5)**	Severance/ Defined Contribution Match Amount(6)**	Total
Winthrop Watson President and CEO	$1,300,000	$1,170,000	$19,786	$11,000	$277,339	$132,600	$2,910,725
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	$829,360	$533,278	$19,786	$11,000	n/a	n/a	$1,393,424
Michael A. Rizzo Chief Risk Officer	$596,318	$306,508	$19,786	$11,000	n/a	n/a	$933,612
Dana A. Yealy General Counsel	$544,328	$279,784	$19,786	$11,000	n/a	n/a	$854,898
n/a - not applicable
* Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
** Includes both qualified and nonqualified plans.
Notes:
(1) CIC agreements stipulate two years of base salary for eligible participants.
(2) CIC agreements stipulate two years of annual incentive award which includes the transition awards at target payout amount for eligible participants.
(3) CIC agreements stipulate 18 months of medical insurance coverage for eligible participants.
(4) CIC agreements stipulate 12 months of outplacement services for eligible participants.
(5) CIC agreement for CEO stipulates additional severance in an amount equivalent to the retirement benefit amount that would have been provided under the qualified and nonqualified defined benefit plans if the CEO's qualified and nonqualified retirement plan benefits had vested as of December 31, 2012.
(6) CIC agreement for CEO stipulates additional severance in an amount equivalent to two years of defined contribution match. Note that compensation for the defined contribution match includes base compensation and annual incentive (i.e., does not include transition award).

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2012 Director Compensation Policy (2012 Compensation Policy) as adopted by the Bank's Board. Under the 2012 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2012.

	Retainer Fees	Meeting Fees	Total
Board Chair	$40,000	$36,000	$76,000
Board Vice Chair	$36,000	$30,000	$66,000
Committee Chair	$36,000	$30,000	$66,000
Director	$32,000	$24,000	$56,000

The 2012 Compensation Policy fee levels were as set forth in the 2012 Directors’ Fee Policy which was attached as Exhibit 10.4.1 to the Bank's 2011 Form 10-K. See the 2012 Compensation Policy in Exhibit 10.4.1 to this Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2012 Compensation Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Dennis S. Marlo (Chair)	$76,000	$24	$76,024
John K. Darr (Vice Chair)	63,500	24	63,524
Patrick A. Bond	66,000	24	66,024
Maureen Breakiron-Evans	56,000	24	56,024
Luis A. Cortés, Jr.	54,000	24	54,024
Brian A. Hudson	66,000	24	66,024
William C. Marsh	56,000	24	56,024
John C. Mason*	28,000	12	28,012
Lynda Messick**	28,000	12	28,012
Charlotte McLaughlin	66,000	24	66,024
John S. Milinovich	56,000	24	56,024
Charles J. Nugent	56,000	24	56,024
Bradford Ritchie	56,000	24	56,024
Patrick J. Ward	66,000	24	66,024
Robert W. White	56,000	24	56,024
* Resigned in June 2012
** Replaced Director Mason

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2012 received the maximum total fees. In 2012, the Bank had a total of six Board meetings and 42 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $24 per director annual premium for director travel and accident insurance.

For 2013, the Bank's Board adopted and submitted to the Finance Agency the 2013 Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2012 Compensation Policy. In general, the 2013 Compensation Policy provides for total fees for the Chair of $86,000; $78,000 for the Vice Chair and each Committee Chair; and $70,000 for each of the other directors. See Exhibit 10.4.2 to this Form 10-K for additional details on the 2013 Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2013

Name	Address	Capital Stock	% of Total Capital Stock
Sovereign Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	$609,190,000	20.2%
Chase Bank USA, N.A.	200 White Clay Center Drive Newark, Delaware 19711	336,988,900	11.2%
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	306,179,600	10.2%
Ally Bank (b)	6985 Union Park Center, Suite 435 Midvale, UT 84047	232,255,600	7.7%
Capital One, N.A. (c)	1680 Capital One Drive Mclean, VA 22102	224,084,300	7.4%
TD Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	153,613,800	5.1%
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(b) For Bank membership purposes, principal place of business is Horsham, PA.
(c) Due to an out of district merger, effective November 1, 2012, ING Bank, FSB is now known as Capital One, N.A.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2013

Name	Address	Capital Stock	% of Total Capital Stock
Sovereign Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	609,190,000	20.2%
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	306,179,600	10.2%
Genworth Life Insurance Company	6604 West Broad Street Richmond, VA 23230	48,756,200	1.6%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	35,715,600	1.2%
Summit Community Bank, Inc.	310 North Main Street Moorefield, West Virginia 26836	9,712,100	0.3%
First Savings Bank of Perkasie	219 S. Ninth St Perkasie, PA 18944	6,591,900	0.2%
Washington Financial Bank	77 South Main Street Washington, Pennsylvania 15301	2,383,700	0.1%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	1,832,600	0.1%
Penn Liberty Bank	724 W Lancaster Avenue, Ste 210 Wayne, Pennsylvania 19087	847,100	*
Community Bank Delaware	1450 Kings Highway Lewes, Delaware 19958	654,300	*
*Less than 0.1%.
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.
Note: In accordance with Section 10(c) of the Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans and other indebtedness to the Bank.

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

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank's products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectibility or present other unfavorable terms. Currently, 10 of the Bank's 17 directors are officers or directors of members. In recognition of the Bank's status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank's business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank's Code of Conduct which continues to govern potential director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a Related Person Transaction Policy, which is in writing. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2013. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank's products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5% or more of the Bank's outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10% of such company's shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank's continued purchases of PHFA bonds. In 2012, the Bank did not purchase any PHFA bonds. As of February 28, 2013, the total outstanding principal amount of PHFA bonds held by the Bank was $179.6 million. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2012 was $201.7 million. The greatest amount of any single PHFA bond held by the Bank in 2012 was $50.5 million. In 2012, the Bank received $2.3 million in interest payments on outstanding PHFA bonds and $22.1 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank's AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2012, the Bank approved $1.4 million in AHP grants for six projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank's Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board's consideration and approval of these AHP grants at its meeting in December 2012. Mr. Hudson did not participate in the consideration or approval of these $1.4 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency's AHP Regulations at 12 C.F.R. 1291.7, PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2012, the Bank paid PHFA $450 in AHP monitoring fees. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank's Member Products Policy and applied to all housing associates. Under the terms of the Bank's Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank's Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 28, 2013, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank's district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank's agreement, up to a total amount of $500,000. Through February 28, 2013, the Bank's total capital contributions to Mountaineer Capital were $475,000. Mountaineer Capital has informed the Bank and its other limited partners that it will not be seeking any further capital contributions.

On February 19, 2009 the Governance Committee approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase (including TLGP investments) and other money market transactions with Bank members, including 5% or greater shareholders of the Bank and Member Directors' institutions. The Governance Committee continued these authorizations in regard to additional member money market transactions in 2010, 2011 and 2012. All such transactions must be in accordance with the terms of the Bank's investment and counterparty policy statements and limits.

In 2012, the Bank engaged in Federal funds transactions with the following related persons:

Fulton Bank. The largest principal amount outstanding with Fulton during 2012 was $30 million and the total amount of interest paid was $150.

PNC Bank. The largest principal amount outstanding with PNC Bank during 2012 was $500 million and the total amount of interest paid was $12,014.

Sovereign Bank. The largest principal amount outstanding with Sovereign during 2012 was $200 million and $165 million was outstanding at December 31, 2012. The total amount of interest paid in 2012 was $156,462.

Susquehanna Bank. The largest principal amount outstanding with Susquehanna during 2012 was $125 million and $80 million was outstanding at December 31, 2012. The total amount of interest paid in 2012 was $20,636. In December 2012, Bank management determined that the applicable regulatory Federal funds limit for Susquehanna Bank had inadvertently been exceeded by $30 million during the period November 27, 2012 through December 19, 2012 as a result of an error in calculating the counterparty's capital level.

Through February 28, 2013, the Bank had Federal funds transactions with the following related persons:

Fulton Bank. The largest principal amount outstanding with Fulton was $100 million and the total amount of interest paid was $1,428.

PNC Bank. The largest principal amount outstanding with PNC Bank was $500 million and the total amount of interest paid was $39,547.

Sovereign Bank. The largest principal amount outstanding with Sovereign was $165 million and the total amount of interest paid was $39,371.

In 2012, Bank management identified errors in prepayment fee calculations in certain advance products during the period from 2005 through 2009. These errors resulted in undercharging six members prepayment fees totaling $331,317, including an undercharged amount of $303,908 from PNC Bank, N.A. Because of the age of these items and the associated business, legal and reputational issues, the Bank determined not to pursue collection of these undercharged fees. With respect to PNC Bank, N.A. (a related person of the Bank), in accordance with the Bank's Related Person Transaction Policy, the Board's Governance Committee approved the determination not to seek collection of the undercharged amount from PNC Bank, N.A. Director McLaughlin did not participate in this determination.

Prior to Director McLaughlin's service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (PNC Capital Markets) as an authorized Bank broker for Bank investment transactions. The Bank did not use PNC Capital Markets for any transactions in 2011. On February 24, 2011, the Governance Committee initially approved (and continued such authorization in 2012) the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets provided that PNC Capital Markets meets the Bank's applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as President and Chief Executive Officer of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee's determination. There were no Bank investment transactions executed in 2012 in which PNC Capital Markets served as broker.

Under the terms of the Bank's Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2013, the Committee considered the previously approved PHFA, Mountaineer Capital, PNC Capital Markets and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities, excluding any further investment in Mountaineer Capital. In addition, the Committee approved the continued waiver of daylight overdraft fees due from any member, including any Related Person, provided that the Bank does not incur a charge.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank's Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board. As of February 28, 2013, the Board was comprised of 17 directors: 10 Member Directors and seven Independent Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2012 and through February 28, 2013, none of the Bank's Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank's Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director's institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank's current Audit Committee members nor those who served during 2012 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank's Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, adviser, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2013, all current members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 22, 2013, with respect to the Bank's current directors, five of the Bank's Independent Directors: Directors Cortes, Breakiron-Evans, Darr, Godwin, and Marlo are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2012 that required consideration under the Bank's Related Person Transaction Policy.

With respect to the Bank's remaining two current Independent Directors, the Board determined that in view of the historic and ongoing relationship and transactions described above with respect to PHFA that Director Hudson is not independent. The Board determined that Director Bond is independent, after considering that no further capital contributions will be made by the Bank to Mountaineer Capital.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and on February 22, 2013 concluded that none of the Bank's current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank's Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank's products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member's given level of business as of a particular date, when the level of each member's business with the Bank is dynamic and the Bank's desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member's business with the Bank changes, such member's relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE's independence standards. For Member Directors Mason and White who served on the Board in 2012 but no longer serve on the Board, the Board also determined that they were not independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank's Audit Committee, Directors Ritchie, Milinovich, Messick and Schea are independent under the NYSE standards for Audit Committee members. In addition, the Board determined that Director Hudson is not independent under the NYSE independence standards for audit committee members. All of the Bank's Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2012 and 2011 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2012	2011
Audit fees	$709	$743
Audit-related fees	60	47
All other fees	10	78
Total fees	$779	$868

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audit of the Bank’s internal controls over financial reporting for the years ended December 31, 2012 and 2011.

Audit-related fees consist of fees billed during 2012 and 2011 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes. There were no tax fees paid during 2012 and 2011.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $43 thousand and $37 thousand for 2012 and 2011, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statement of Income for each of the years ended December 31, 2012, 2011 and 2010
Statement of Comprehensive Income for each of the years ended December 31, 2012, 2011, and 2010
Statement of Condition as of December 31, 2012 and 2011
Statement of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010
Statement of Changes in Capital for each of the years ended December 31, 2012, 2011 and 2010

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the “Earnings Performance” and “Financial Condition” sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank’s 2012 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 18, 2010.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
10.1	Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank's registration statement on Form 10 filed with the SEC on July 19, 2006.
10.4	2012 Directors' Fee Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.4.1	2012 Director Compensation Policy*	Filed herewith.
10.4.2	2013 Director Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Filed herewith.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2012*	Filed herewith.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, and October 26, 2012*	Filed herewith.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Filed herewith.
10.7	Mortgage Partnership Finance Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.8	Form of Change in Control Agreement with Executive Officers, including Messrs. Howie, Yealy, and Ms. Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.

Exhibit No.	Description	Method of Filing +
10.8.2	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.8.3	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.9	2010 Executive Officer and Key Employee Temporary Incentive Plan*	Incorporated by reference to Exhibit 10.10.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.9.1	Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011*	Incorporated by reference to Exhibit 10.10.3 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.9.2	Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011 as further amended September 19, 2011 (effective January 1, 2011)*	Incorporated by reference to Exhibit 10.10.3.1 to the Bank's Form 10-Q filed with the SEC on November 8, 2011.
10.10	2012 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.10.1	2012 Transition Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10.1 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.11	2013 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.12	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.13	Agreement and General Release with Craig C. Howie*	Filed herewith.
10.14	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.14.1	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank's Form 8-K filed with the SEC on November 15, 2012.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.

+ Incorporated document references to filings by the registrant are to SEC File No. 000-51395.
* Denotes management contract or compensatory plan.

GLOSSARY

ABS: Asset-Backed Securities
AMA: Acquired member assets.
APBO: Accumulated Post-retirement Benefit Obligation.
APLS: Amortizing Prepayment Linked Security
Accumulated Other Comprehensive Income (Loss) (AOCI): Represents gains and losses of the Bank that have not yet been realized; balance is presented in the Equity section of the Statement of Condition.
Advance: Secured loan made to a member.
Adjustable-rate mortgage (ARM): Mortgage that features predetermined adjustments of the loan interest rate at regular intervals based on an established index.
Affordable Housing Program (AHP): Bank program that provides primarily direct grants and/or subsidized loans to assist members in meeting communities’ affordable housing needs. Each FHLBank sets aside approximately 10% of its net income to fund the program with a minimum $100 million annual contribution by all 12 FHLBanks.

BA: Basis Adjustment
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

CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
CRA: Community Reinvestment Act
CRM: Credit Risk Committee of the Bank
Capital stock: The five-year redeemable stock issued by the Bank pursuant to its capital plan.
Collateral: Property subject to a security interest that secures the discharge of an obligation (e.g., mortgage or debt obligation); a security interest that the Bank is required by statute to obtain and thereafter maintain beginning at the time of origination or renewal of a loan.

Collateralized mortgage obligation (CMO): Type of bond that divides cash flows from a pool of mortgages into multiple classes with different maturities or risk profiles.
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

Community Financial Institution (CFI): Bank member that has deposits insured under the FDIC and is exempt from the requirement of having at least 10% of total assets in residential mortgage loans.
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

Consolidated Obligation (CO): Bonds and discount notes that are the joint and several liability of all 12 FHLBanks and are issued and serviced through the OF. These instruments are the primary source of funds for the FHLBanks.

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
EaR: Earnings at Risk
EDS: Earned Dividend Spread
Exempt securities: Bank securities under Section 3(a)(2) of the Securities Exchange Act of 1933.
FCM: Futures Commission Merchant
FFIEC: Federal Financial Institutions Examination Council
FOMC: Federal Open Market Committee
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
Federal Reserve Bank (FRB): One part of the Federal Reserve System. There are a total of 12 regional privately-owned FRBs located in major cities throughout the U.S., which divide the nation into 12 districts. The FRBs act as fiscal agents for the U.S. Treasury; each have their own nine-member board of directors. The FRBs are located in Boston, New York City, Philadelphia, Cleveland, Richmond, Atlanta, Chicago, St. Louis, Minneapolis, Kansas City, Dallas and San Francisco.

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

First Front Door (FFD): Bank program developed to provide grant assistance to cover the down payment and closing costs to first time homebuyers at or below 80% median income.
First Loss Account (FLA): Notational account established by an MPF Bank for each Master Commitment based on and in the amount required under the applicable MPF mortgage product description and Master Commitment.

GAO: Government Accounting Office

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

HAMP: Home Affordable Modification Program
HARP: Home Affordable Refinance Program
HELOC: Home Equity Line of Credit
HOEPA: Home Ownership and Equity Protection Act
HUD: Housing and Urban Development
Housing and Economic Recovery Act of 2008 (the Housing Act or HERA): Enacted by Congress in 2008; designed primarily to address the subprime mortgage crisis. Established the Finance Agency, replacing the Federal Housing Finance Board and the Office of Federal Housing Enterprise Oversight.

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

LSOC: Legally segregated on a customer-by-customer basis
Loan to Value (LTV): The loan-to-value (LTV) ratio expresses the amount of a first mortgage lien as a percentage of the total appraised value of real property.
London Interbank Offered Rate (LIBOR): Offer rate that a Euromarket bank demands to place a deposit at (or equivalently, make a loan to) another Euromarket bank in London. LIBOR is frequently used as the reference rate for the floating-rate coupon in interest rate swaps and option contracts such as caps and floors.

MAV: Membership Asset Value
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
Nationally Recognized Statistical Rating Organization (NRSRO): Credit rating agency registered with the SEC. Currently nine firms are registered as NRSROs.
OIS: Overnight Index Swap

ORERC: Other real estate-related collateral.
OTC: Over the counter
Office of Management and Budget (OMB): A group that oversees the activities of federal agencies in the United States
Office of Thrift Supervision (OTS): Primary regulator of all federal and many state-chartered thrift institutions, including savings banks and savings and loans.
Other-than-Temporary Impairment (OTTI):  From an accounting standpoint, an “impairment” of a debt or equity security occurs when the fair value of the security is less than its amortized cost basis, i.e., whenever a security has an unrealized loss.

       OTTI Governance Committee: FHLB System OTTI governance committee formed by the FHLBs with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used to generate cash flow projections, which are used in analyzing credit losses and determining OTTI for private-label MBS.

PCA Regulation: Prompt Corrective Action Regulation
PMI: Primary Mortgage Insurance
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
       Public Company Oversight Board (PCAOB): The PCAOB is a nonprofit corporation established by Congress to oversee the audits of public companies in order to protect the interests of investors and further the public interest in the preparation of informative, accurate and independent audit reports

QCR: Qualifying Collateral Report
QE3: Quantitative Easing Part Three
QFC: Qualified Financial Contracts
QMS: Qualified Mortgage Loans
RBC: Risk Based Capital
RHS: Rural Housing Service
RRE: Restricted Retained Earnings
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

SBA: Small Business Administration
SERP: Supplemental Executive Retirement Plan.
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
TDR: Troubled Debt Restructure
TLGP: Temporary Liquidity Guarantee Program
TAP auction debt: Term used to address multiple FHLBank debt issuances within a given quarter which have the same terms. As an FHLBank issues debt with terms similar to other FHLBank debt already issued, the FHLBank ‘taps’ the original issuance and is assigned the same CUSIP; this creates one larger, more liquid issue.

The Dodd-Frank Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act

       Total Credit Exposure (TCE) : In addition to TCP, it includes accrued interest on all outstanding advances and estimated potential prepayment fee amounts, where applicable, for advances to members in full delivery collateral status.

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

Weighted average coupon (WAC) : Weighted average of the interest rates of loans within a pool or portfolio.
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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 14, 2013

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer	March 14, 2013
/s/ Kristina K. Williams Kristina K. Williams	Chief Operating Officer and Chief Financial Officer	March 14, 2013
*/s/ Dennis S. Marlo Dennis S. Marlo	Chairman of the Board of Directors	March 14, 2013
*/s/ John K. Darr John K. Darr	Vice Chairman of the Board of Directors	March 14, 2013
*/s/ Patrick A. Bond Patrick A. Bond	Director	March 14, 2013
*/s/ Maureen Breakiron-Evans Maureen Breakiron-Evans	Director	March 14, 2013
*/s/ Rev. Luis A. Cortés Jr. Rev. Luis A. Cortés Jr.	Director	March 14, 2013

Signature	Capacity	Date
*/s/ Carlos M. Garcia Carlos M. Garcia	Director	March 14, 2013
*/s/ Pamela H. Godwin Pamela H. Godwin	Director	March 14, 2013
*/s/ Brian A. Hudson Brian A. Hudson	Director	March 14, 2013
*/s/ William C. Marsh William C. Marsh	Director	March 14, 2013
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 14, 2013
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 14, 2013
*/s/ John S. Milinovich John S. Milinovich	Director	March 14, 2013
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 14, 2013
*/s/ Gary T. Prizzia Gary T. Prizzia	Director	March 14, 2013
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 14, 2013
*/s/ Frederick E. Schea Frederick E. Schea	Director	March 14, 2013
*/s/ Patrick J. Ward Patrick J. Ward	Director	March 14, 2013
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact