Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Pittsburgh
filed 2013-05-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

There were 29,197,796 shares of common stock with a par value of $100 per share outstanding at April 30, 2013.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly Other-Than-Temporary Impairment (OTTI) process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology risks; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2012 Form 10-K (2012 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The economy showed signs of slow growth during the first quarter of 2013 and may be developing resilience to tighter fiscal policies and weak labor market conditions. The unemployment rate dropped modestly to 7.6% in March although job growth remained below market expectations. On March 1, 2013, automatic across-the-board federal budget cuts, or the process referred to as “sequestration” started. If these discretionary spending reductions prove to be an impediment to future U.S. economic growth, the Bank's financial condition and results of operations could be affected going forward. It is uncertain whether the sovereign debt resolutions will provide long-term stability in Europe, but the markets received the trends positively, which pushed LIBOR rates down during the first three months of 2013. Concerns over the long-term economic outlook remain, and Fed actions have been effective at keeping interest rates low.

The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. Although the spot balance was down slightly from year-end, during the first quarter of 2013 the Bank's average advance portfolio increased 18.9% from first quarter 2012, while net income rose to $28.6 million, compared with $21.8 million in the first quarter of 2012. In February 2013, the Bank declared a quarterly dividend of 32 basis points on an annualized basis and repurchased $300 million of excess capital stock. In April 2013, the Bank declared a quarterly dividend of 29 basis points on an annualized basis and repurchased $400 million of excess capital stock. The dividend was based on average 3-month LIBOR and was the Bank's sixth consecutive quarterly dividend. In total, the Bank has repurchased over $2 billion of its excess capital stock.

Interest Rate Environment. During the first quarter of 2013, the Federal Open Market Committee (FOMC) announced that it will continue to link future monetary policy tightening to threshold levels on unemployment and inflation and will continue with monthly purchases of agency mortgage-backed securities and longer-term U.S. Treasuries.

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

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 14 basis points during the first quarter of 2013. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital will be negatively impacted as it continues to invest in short-term assets. The Federal Reserve has announced that it has decided to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015.

The following table presents key market interest rates.

	1st Quarter 2013 Average	4th Quarter 2012 Average	1st Quarter 2012 Average
Federal funds effective rate	0.14%	0.16%	0.10%
3-month LIBOR	0.29%	0.32%	0.51%
2-year U.S. Treasury	0.26%	0.27%	0.28%
5-year U.S. Treasury	0.81%	0.69%	0.89%
10-year U.S. Treasury	1.93%	1.69%	2.02%
15-year mortgage current coupon (1)	1.84%	1.46%	1.92%
30-year mortgage current coupon (1)	2.57%	2.14%	2.90%
Notes:
(1) Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates but also the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the first quarter of 2013, there was a slightly steeper yield curve with the average short-term U.S. Treasury rates decreasing slightly, the average 10-year Treasury rates increasing and the spread between 2-year and 10-year U.S. Treasuries increasing 10 basis points and remaining relatively wide at 161 basis points. In the first quarter of 2013, decreased credit concerns globally resulted in 3-month LIBOR declining 2 basis points, while 3-month U.S. Treasury bills increased 3 basis points.

Mortgage application and refinancing activities increased during the first quarter of 2013. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. Under normal historical circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. However, the Bank has not experienced prepayments at the level its models have predicted based on these interest rates. The Bank continues to adjust its prepayment estimates to more closely reflect actual activity. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin.

The Federal Housing Finance Agency (Finance Agency), along with Fannie Mae and Freddie Mac, continue to support the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. In April 2013, the Finance Agency announced that it had directed Fannie Mae and Freddie Mac to extend HARP by another two years to December 31, 2015. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). In addition, for borrowers meeting certain criteria, the Bank offers a loan modification program for its Mortgage Partnership Finance (MPF) Program. The Bank does not expect the HARP changes, the Bank's MPF loan modification program, or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes as well as additional new programs at the state and federal level may alter this perspective.

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

Housing Trends. During the first quarter of 2013, the recovery in the housing market remained on track and is expected to improve throughout 2013. Increased construction activities due to limited inventories, low mortgage rates and greater affordability have been the catalysts for the recovery. Rates on 30-year mortgages remained at historic lows during the first quarter 2013 due in part to the third round of quantitative easing (QE3). These low rates are expected to persist in the near term and should help support the housing market in the first half of 2013.

Results of Operations. During the first quarter 2013, the Bank recorded net income of $28.6 million, up $6.8 million from $21.8 million in the first quarter of 2012. This improvement was driven primarily by lower net other-than-temporary impairment (OTTI) credit losses and higher net interest income, partially offset by lower net gains on derivatives and hedging activities. Net OTTI credit losses on the private label mortgage-backed securities (MBS) portfolio were $0.4 million for the first three months of 2013, an improvement of $6.8 million compared to $7.2 million for the same period in 2012. Net gains on derivatives and hedging activities were $1.6 million in the first quarter of 2013 compared to $4.0 million in the first quarter of 2012.

Net Interest Income. Net interest income for the first quarter of 2013 was $45.4 million, up $3.2 million compared to $42.2 million for the first quarter of 2012. The increase in net interest income was primarily due to favorable funding costs, partially offset by lower interest income from investment securities, advances, and mortgage loans held for portfolio. The net interest margin for the first quarter of 2013 decreased 1 basis point to 31 basis points compared to the first quarter of 2012. As private label MBS which are generally higher-coupon assets pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky agency and government-sponsored enterprise (GSE) MBS. In addition, the impact on net interest income of the runoff of higher-yielding mortgage loans was replaced by an increase in interest income related to higher advance balances during the first quarter of 2013.

Financial Condition. Advances. Advances totaled $40.0 billion at March 31, 2013 down slightly from $40.5 billion at December 31, 2012, which included short-term advance demand that was paid down by members based on their liquidity needs in the first quarter. As the size of the advance portfolio decreased slightly during the first three months of 2013, the average life of an advance has increased. At March 31, 2013, approximately 61% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 49% at December 31, 2012.

The ability to grow and/or maintain the advance portfolio is affected by, among other things: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) advance pricing (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At March 31, 2013, the Bank held $16.0 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities as well as securities purchased under agreement to resell, interest-bearing deposits, and Federal funds sold. This total included $2.5 billion of private label MBS, of which $0.6 billion was rated "investment grade" and $1.9 billion was rated "below investment grade." The Bank has experienced overall improvement in the fair value of its private label MBS portfolio since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. FHLBank System monthly bond trading volume averaged $29 billion during the first quarter of 2013. On a weighted average basis, when compared to 3-month LIBOR, monthly bond funding costs improved slightly during the first three months of 2013. For the first quarter of 2013, consolidated bonds outstanding rose about $1 billion to $473 billion as of March 31, 2013, while consolidated discount notes outstanding decreased $23 billion to $193 billion.

The Bank's consolidated obligations totaled $54.8 billion at March 31, 2013, a decrease of $4.5 billion since December 31, 2012. The decrease in consolidated obligations was due to a $5.8 billion decrease in discount notes, partially offset by a $1.3 billion increase in bonds. At March 31, 2013, bonds represented 67% of the Bank's consolidated obligations, compared with 59% at December 31, 2012. Discount notes represented 33% of the Bank's consolidated obligations at March 31, 2013 compared with 41% at year-end 2012. The decrease in discount notes was primarily due to a decline in short-term advance activity.

Capital Position and Regulatory Requirements. Total retained earnings at March 31, 2013 were $585.7 million, up from $559.3 million at year-end 2012 reflecting the Bank's net income for the first three months of 2013 partially offset by dividends paid. Accumulated other comprehensive income (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved to $48.9 million at March 31, 2013 compared to $19.0 million at December 31, 2012, primarily due to price appreciation on the private label MBS portfolio.

In the Finance Agency's most recent determination, as of December 31, 2012, the Bank was deemed "adequately capitalized." In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings are not sufficient and its private label MBS portfolio creates uncertainty about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2013. The Bank exceeded its risk-based, total and leverage capital requirements at March 31, 2013, as presented in the Capital Resources section of this Item 2.

The Bank measures capital adequacy with the key risk indicator Market Value of Equity to Par Value of Capital Stock (MV/CS). See the "Risk Governance" discussion in the Risk Management section of this report and the Bank's 2012 Form 10-K for additional details.

Management has a framework for evaluating retained earnings adequacy. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile. The framework assists the Board and management in their overall analysis of the level of future excess stock repurchases and dividends. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 7. Management's Discussion and Analysis in the Bank's 2012 Form 10-K for additional details regarding the retained earnings framework.

In making decisions regarding future repurchases of excess capital stock and payment of dividends, the Bank will continue to monitor the condition of its private label MBS portfolio, its overall financial performance and retained earnings (including analysis based on the framework noted above), its MV/CS ratio, developments in the mortgage and credit markets, and other relevant information as the basis for determining the level of dividends and excess capital stock repurchases in future quarters.

Financial Highlights

The following financial highlights for the Condensed Statement of Condition as of December 31, 2012 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements except for the three months ended December 31, 2012 which have been derived from the Bank's 2012 Form 10-K.

Condensed Statement of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions, except per share data)	2013	2012	2012	2012	2012
Net interest income	$45.4	$67.7	$50.0	$49.9	$42.2
Provision (benefit) for credit losses	(0.1)	0.4	(0.1)	—	0.1
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(0.4)	(0.4)	(0.2)	(3.6)	(7.2)
Net gains (losses) on derivatives and hedging activities	1.6	8.1	3.5	(4.9)	4.0
Other, net	2.5	2.1	1.1	1.8	2.8
Total other noninterest income (loss)	3.7	9.8	4.4	(6.7)	(0.4)
Other expense	17.4	19.6	17.8	17.4	17.5
Income before assessments	31.8	57.5	36.7	25.8	24.2
AHP assessment (2)	3.2	5.8	3.7	2.6	2.4
Net income	$28.6	$51.7	$33.0	$23.2	$21.8
Earnings per share (3)	$1.03	$1.83	$1.08	$0.76	$0.69

Dividends (4)	$2.2	$3.4	$0.7	$0.8	$0.9
Dividend payout ratio	7.69%	6.53%	2.32%	3.40%	3.91%
Return on average equity	3.39%	6.05%	3.74%	2.70%	2.51%
Return on average assets	0.20%	0.35%	0.22%	0.16%	0.16%
Net interest margin (5)	0.31%	0.46%	0.33%	0.36%	0.32%
Regulatory capital ratio (6)	6.30%	5.89%	6.30%	6.77%	7.03%
Total capital ratio (at period-end) (7)	5.81%	5.31%	6.04%	6.26%	6.48%
Total average equity to average assets	5.77%	5.73%	5.82%	6.09%	6.50%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the Affordable Housing Program (AHP).
(3) Calculated based on net income.
(4) The Bank paid a dividend of 0.10% annualized on February 23, 2012, April 30, 2012, and July 31, 2012, 0.43% annualized on October 31, 2012, and 0.32% annualized on February 22, 2013.
(5) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(7) Total capital ratio is capital stock plus retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2013	2012	2012	2012	2012
Cash and due from banks	$545.7	$1,350.6	$246.7	$287.2	$198.0
Investments (1)	15,955.5	19,057.3	18,372.2	18,313.7	17,694.0
Advances	39,994.0	40,497.8	37,738.6	33,617.2	31,446.4
Mortgage loans held for portfolio, net (2)	3,482.8	3,532.5	3,579.1	3,620.9	3,726.6
Total assets	60,136.6	64,616.3	60,140.5	56,052.2	53,291.2
Consolidated obligations, net:
Discount notes	18,300.6	24,148.5	20,888.3	16,262.7	11,794.4
Bonds	36,496.6	35,135.6	33,665.5	34,381.2	35,709.3
Total consolidated obligations, net (3)	54,797.2	59,284.1	54,553.8	50,643.9	47,503.7
Deposits	1,022.8	999.9	1,054.9	1,102.7	1,275.5
Mandatorily redeemable capital stock	368.8	431.6	188.1	207.7	194.1
AHP payable	26.2	24.5	19.4	16.9	15.5
Total liabilities	56,640.1	61,187.3	56,509.4	52,542.3	49,838.3
Capital stock - putable	2,832.0	2,816.0	3,091.7	3,109.8	3,097.3
Unrestricted retained earnings	549.5	528.8	490.8	465.1	447.3
Restricted retained earnings	36.2	30.5	20.2	13.6	8.9
AOCI	78.8	53.7	28.4	(78.6)	(100.6)
Total capital	3,496.5	3,429.0	3,631.1	3,509.9	3,452.9
Notes:
(1) Includes trading, AFS and HTM investment securities, securities purchased under agreements to resell, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $13.4 million at March 31, 2013, $14.2 million at December 31, 2012, $14.0 million at September 30, 2012, $14.1 million at June 30, 2012 and $14.3 million at March 31, 2012.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $666.0 billion, $687.9 billion, $674.5 billion, $685.2 billion, and $658.0 billion, at March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2013 and 2012, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2012 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $28.6 million for the first quarter of 2013, compared to $21.8 million for the first quarter of 2012. This improvement was driven primarily by lower net OTTI credit losses and higher net interest income, partially offset by lower net gains on derivatives and hedging activities. Net OTTI credit losses were $0.4 million compared to $7.2 million for the three months ended March 31, 2013 and 2012, respectively. Net interest income was $45.4 million for the first quarter of 2013 compared to $42.2 million in the first quarter of 2012, an increase of $3.2 million. This increase was due primarily to favorable funding costs, partially offset by lower interest income from investment securities, advances and mortgage loans held for portfolio. Net gains on derivatives and hedging activities were $1.6 million in the first quarter of 2013 compared to a net gain of $4.0 million in the first quarter of 2012. All other expense was $17.4 million for the first quarter of 2013, a slight decline from $17.5 million in the first quarter of 2012. The Bank's return on average equity for the first quarter of 2013 was 3.39% compared to 2.51% for the first quarter of 2012.

Net Interest Income

The following tables summarize the yields on interest-earning assets, rates paid on interest-bearing liabilities, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2013 and 2012.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31
	2013			2012
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,535.8	$2.0	0.13	$3,884.3	$0.9	0.10
Interest-bearing deposits (2)	341.2	0.1	0.14	542.2	0.1	0.10
Investment securities (3)	11,841.4	55.9	1.91	14,320.2	69.2	1.94
Advances (4)	36,379.5	57.5	0.64	30,585.8	70.2	0.92
Mortgage loans held for portfolio (5)	3,530.3	37.6	4.32	3,811.3	45.0	4.75
Total interest-earning assets	58,628.2	153.1	1.06	53,143.8	185.4	1.40
Allowance for credit losses	(16.4)			(17.3)
Other assets (6)	685.1			555.0
Total assets	$59,296.9			$53,681.5
Liabilities and capital:
Deposits (2)	$1,015.4	$0.1	0.05	$1,167.8	$0.1	0.04
Consolidated obligation discount notes	17,581.9	5.2	0.12	12,532.4	1.8	0.06
Consolidated obligation bonds (7)	35,877.2	102.1	1.15	34,858.5	141.2	1.63
Other borrowings	410.5	0.3	0.29	205.9	0.1	0.14
Total interest-bearing liabilities	54,885.0	107.7	0.80	48,764.6	143.2	1.18
Other liabilities	990.8			1,429.1
Total capital	3,421.1			3,487.8
Total liabilities and capital	$59,296.9			$53,681.5
Net interest spread			0.26			0.22
Impact of noninterest-bearing funds			0.05			0.10
Net interest income/net interest margin		$45.4	0.31		$42.2	0.32
Notes:
(1) The average balance of Federal funds sold and securities purchased under agreements to resell and the related interest income and average yield calculations may include loans to other FHLBanks.
(2) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statement of Condition as derivative assets/liabilities.
(3) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.8 billion and $1.2 billion in 2013 and 2012, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $186.2 million and $344.0 million in 2013 and 2012, respectively.

Net interest income for the first quarter of 2013 increased $3.2 million over the first quarter of 2012. This increase was primarily due to lower interest expense related to consolidated obligations, partially offset by lower interest income from investment securities, advances and mortgage loans held for portfolio. The rate paid on interest-bearing liabilities declined 38 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. A 10% increase in average interest-earning assets due to higher demand for advances also contributed to the improvement. Partially offsetting this increase in net interest income was a 34 basis point decline in yields on interest-earning assets, primarily due to lower yields on advances, investment securities and mortgage loans held for portfolio as maturing assets continue to be replaced at a lower yield. The net interest spread improved 4 basis points. The impact of noninterest-bearing funds has decreased 5 basis points due to lower average capital resulting from additional repurchases of excess capital stock.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2013 and 2012.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2013 compared to 2012
(in millions)	Volume	Rate	Total
Federal funds sold	$0.8	$0.3	$1.1
Interest-bearing deposits	(0.1)	0.1	—
Investment securities	(12.3)	(1.0)	(13.3)
Advances	11.1	(23.8)	(12.7)
Mortgage loans held for portfolio	(3.5)	(3.9)	(7.4)
Total interest-earning assets	$(4.0)	$(28.3)	$(32.3)
Consolidated obligation discount notes	$0.8	$2.6	$3.4
Consolidated obligation bonds	2.9	(42.0)	(39.1)
Other borrowings	0.1	0.1	0.2
Total interest-bearing liabilities	$3.8	$(39.3)	$(35.5)
Total increase (decrease) in net interest income	$(7.8)	$11.0	$3.2

Interest income and interest expense each decreased in the first quarter of 2013 compared to the first quarter of 2012. The decline in interest income was driven by overall rate and volume declines, while the interest expense decline was rate driven, partially offset by an increase in volume. The decline in interest income was from the investment portfolio, advances portfolio and mortgage loans held for portfolio. The investment portfolio and the mortgage loans held for portfolio decreased in both rate and volume. The decrease in the advances portfolio was rate driven, partially offset by an increase in volume. The decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds.
The investment securities portfolio includes trading, AFS and HTM securities. Average investment balances declined from the first quarter of 2012 to the first quarter of 2013. The decline was driven by lower certificates of deposit, U.S. Treasury bill and private label MBS balances, partially offset by increases in agency notes and agency MBS balances. Agency MBS balances increased as purchases exceeded the run-off of the existing portfolio. The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including approximately $0.2 billion in 2013. The rate decrease was primarily related to the MBS portfolio as lower-yielding agency MBS have replaced the run-off of higher-yielding private label MBS.
The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2013 and 2012. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,		Change 2013 vs. 2012
Product	2013	2012	%
Repo/Mid-Term Repo	$13,183.4	$9,304.0	41.7
Core (Term)	19,930.9	16,105.4	23.8
Convertible Select	2,467.1	3,886.1	(36.5)
Total par value	$35,581.4	$29,295.5	21.5

The increase in volume resulted in an increase in interest income; however that was more than offset by a decrease in the yield. Demand for advances increased in 2012 and continued throughout the first quarter of 2013. Attractive advance rates and members' liquidity needs contributed to the recent increase in advance balances. The yield on this portfolio declined from the first quarter of 2012 to the first quarter of 2013 as the first quarter 2013 portfolio was comprised of more variable rate advances with relatively lower yields.
The average mortgage loans held for portfolio declined from the first quarter of 2012 to the first quarter of 2013 due to the continued run-off of the existing portfolio, which more than offset purchases of new loans. Interest income decreased due to t he lower average portfolio balances and a lower yield on the remaining portfolio. The yield decrease was primarily due to new lower yielding mortgage loans replacing the runoff of higher yielding loans.
The consolidated obligations portfolio balance increased from the first quarter of 2012 to the first quarter of 2013 as average bond and discount note balances both increased. Interest expense on bonds declined due to a decrease in rates paid, which more than offset the volume increase. The rate decrease was primarily due to longer term debt that was called or matured and replaced with lower-paying bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Market conditions continued to impact the cost of the Bank's consolidated obligations. During 2012 short-term funding levels relative to LIBOR approached more customary levels as European concerns faded. Long-term funding levels gradually improved from increased investor demand as a result of the Federal Reserve's continued quantitative easing. For the first quarter of 2013, funding levels have been relatively stable.
Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three months ended March 31, 2013 and 2012. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$36,379.5	$57.5	0.64	$121.9	1.36	$(64.4)	(0.72)
Mortgage loans held for portfolio	3,530.3	37.6	4.32	38.6	4.44	(1.0)	(0.12)
All other interest-earning assets	18,718.4	58.0	1.26	58.0	1.26	—	—
Total interest-earning assets	$58,628.2	$153.1	1.06	$218.5	1.51	$(65.4)	(0.45)
Liabilities:
Consolidated obligation bonds	$35,877.2	$102.1	1.15	$160.4	1.81	$(58.3)	(0.66)
All other interest-bearing liabilities	19,007.8	5.6	0.12	5.6	0.12	—	—
Total interest-bearing liabilities	$54,885.0	$107.7	0.80	$166.0	1.23	$(58.3)	(0.43)
Net interest income/net interest spread		$45.4	0.26	$52.5	0.28	$(7.1)	(0.02)

Three Months Ended March 31, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$30,585.8	$70.2	0.92	$180.9	2.38	$(110.7)	(1.46)
Mortgage loans held for portfolio	3,811.3	45.0	4.75	45.8	4.83	(0.8)	(0.08)
All other interest-earning assets	18,746.7	70.2	1.51	70.2	1.51	—	—
Total interest-earning assets	$53,143.8	$185.4	1.40	$296.9	2.25	$(111.5)	(0.85)
Liabilities:
Consolidated obligation bonds	$34,858.5	$141.2	1.63	$187.3	2.16	$(46.1)	(0.53)
All other interest-bearing liabilities	13,906.1	2.0	0.06	2.0	0.06	—	—
Total interest-bearing liabilities	$48,764.6	$143.2	1.18	$189.3	1.56	$(46.1)	(0.38)
Net interest income/net interest spread		$42.2	0.22	$107.6	0.69	$(65.4)	(0.47)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The impact of derivatives reduced net interest income and net interest spread in 2013 and 2012. The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses many different funding and hedging strategies. One strategy involves closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the first quarter of 2013 was $(0.1) million compared to $0.1 million for the same period in 2012. The decrease was primarily due to an increase in the estimated life of the MPF Plus portfolio which resulted in more credit enhancement (CE) fees to be recaptured to offset projected losses. In addition, the MPF Plus portfolio continues to run-off so the overall dollar exposure is lower and delinquent loans are being resolved.

Other Noninterest Income (Loss)

	Three months ended March 31,
(in millions)	2013	2012
Total OTTI losses	$—	$(1.1)
OTTI losses reclassified (from) AOCI	(0.4)	(6.1)
Net OTTI losses, credit portion	(0.4)	(7.2)
Net gains on trading securities	0.2	0.4
Net gains on derivatives and hedging activities	1.6	4.0
Other, net	2.3	2.4
Total other noninterest income (loss)	$3.7	$(0.4)

The Bank's higher total other noninterest income for the first quarter of 2013 compared to the first quarter of 2012 reflected lower net OTTI credit losses in 2013, partially offset by lower net gains on derivatives and hedging activities. See additional discussion of OTTI charges in “Credit and Counterparty Risk - Investments” in the Risk Management section of this Item 2. The activity related to derivatives and hedging activities is discussed in more detail below.

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

The following tables detail the net effect of derivatives and hedging activities for the three months ended March 31, 2013 and 2012.

	Three months ended March 31, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.5)	$—	$(1.0)	$8.3	$4.8
Net interest settlements included in net interest income (2)	(61.9)	—	—	50.0	(11.9)
Total net interest income	$(64.4)	$—	$(1.0)	$58.3	$(7.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(2.5)	$—	$—	$1.4	$(1.1)
Gains (losses) on derivatives not receiving hedge accounting	—	0.3	4.1	(1.7)	2.7
Total net gains (losses) on derivatives and hedging activities	$(2.5)	$0.3	$4.1	$(0.3)	$1.6
Total net effect of derivatives and hedging activities	$(66.9)	$0.3	$3.1	$58.0	$(5.5)

	Three months ended March 31, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(11.1)	$—	$(0.8)	$6.5	$(5.4)
Net interest settlements included in net interest income (2)	(99.6)	—	—	39.6	(60.0)
Total net interest income	$(110.7)	$—	$(0.8)	$46.1	$(65.4)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.9	$—	$—	$0.8	$2.7
Gains (losses) on derivatives not receiving hedge accounting	(0.7)	(0.1)	1.1	1.0	1.3
Total net gains (losses) on derivatives and hedging activities	$1.2	$(0.1)	$1.1	$1.8	$4.0
Total net effect of derivatives and hedging activities	$(109.5)	$(0.1)	$0.3	$47.9	$(61.4)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During the first quarter of 2013, total ineffectiveness related to these fair value hedges resulted in net losses of $(1.1) million compared to net gains of $2.7 million during the first quarter of 2012. The total notional amount increased to $30.5 billion at March 31, 2013 from $25.7 billion at December 31, 2012. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" line item. For economic hedges, the Bank recorded net gains of $2.7 million in the first quarter of 2013 and $1.3 million for the first quarter of 2012 . The total notional amount of economic hedges was $5.8 billion at March 31, 2013 and $5.5 billion at December 31, 2012.

During the first quarter of 2013, the Bank amended the remaining Credit Support Annexes (CSAs) within its ISDA agreements to permit re-hypothecation or not require collateral segregation of its derivatives collateral. Therefore, the Bank is using the Overnight Indexed Swap (OIS) discount curve to estimate the fair value on an additional portion of its derivatives.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited Financial Statements in the Bank's 2012 Form 10-K.

Assets

Total assets were $60.1 billion at March 31, 2013, compared to $64.6 billion at December 31, 2012. The decrease was primarily due to decreases of $1.6 billion of securities purchased under agreements to resell, $1.1 billion of Federal funds sold and $0.5 billion in advances, along with $0.4 billion in investment securities. The following provides additional details regarding the primary components of the Statement of Condition.

Advances. Advances (par) totaled $39.2 billion at March 31, 2013 compared to $39.7 billion at December 31, 2012. This slight decrease was due to a decline in all product categories except Core (term) which had a significant increase. At March 31, 2013, the Bank had advances to 172 borrowing members, compared to 178 borrowing members at December 31, 2012. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 79.8% of total advances as of March 31, 2013 compared to 79.9% at December 31, 2012.

The following table provides information (at par excluding discounts, deferred prepayment fees, and hedging adjustments as reflected in the Statement of Condition) on advances by different product type at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
in millions	2013	2012
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$2,005.0	$1,005.0
Core (Term)	9,020.5	7,020.5
Returnables	—	400.0
Total adjustable/variable-rate indexed	$11,025.5	$8,425.5
Fixed rate:
Repo/Mid-Term Repo	$13,308.4	$15,712.3
Core (Term)	6,741.9	6,665.8
Returnables	5,500.0	6,000.0
Total fixed rate	$25,550.3	$28,378.1
Convertible	$2,377.5	$2,575.5
Amortizing/mortgage-matched:
Core (Term)	$276.8	$291.7
Total par balance	$39,230.1	$39,670.8

The Bank had no putable advances at March 31, 2013 or December 31, 2012.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the three months ended March 31, 2013 and December 31, 2012.

	March 31,	December 31,
Member Asset Size	2013	2012
Less than $100 million	6	26
Between $100 million and $500 million	58	111
Between $500 million and $1 billion	51	47
Between $1 billion and $5 billion	61	28
Greater than $5 billion	23	14
Total borrowing members during the year	199	226
Total membership	293	294
Percentage of members borrowing during the period	67.9%	76.9%
Total borrowing members with outstanding loan balances at period-end	172	178
Percentage of members borrowing at period-end	58.7%	60.5%

During the first quarter of 2013, changes in the Bank's membership have resulted in a net decrease of one member. This activity included one member's charter relocation out of the Bank's district and the merger of two members within the Bank's district, partially offset by the addition of two new members.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2013.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, remained at $3.5 billion at both March 31, 2013 and December 31, 2012. New portfolio activity has been negatively impacted by the current economic environment, and the Bank’s decision to focus on purchasing MPF loans directly originated by member banks in its district rather than nationwide indirect originations sourced by members.

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

	March 31,	December 31,
(in millions)	2013	2012
Advances(1)	$39,994.0	$40,497.8
Mortgage loans held for portfolio, net(2)	3,482.8	3,532.5
Nonaccrual mortgage loans(3)	67.3	72.5
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.3	7.2
BOB loans, net	12.5	12.8
Nonaccrual BOB loans	0.5	0.6
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses. Includes TDRs of $11.3 million and $10.2 million at March 31, 2013 and December 31, 2012, respectively.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2012. As of March 31, 2013, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 4.05% of the MPF Plus portfolio compared with 0.8% and 3.9%, respectively, at December 31, 2012.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2013 and December 31, 2012.

	MPF CE structure March 31, 2013		ACL March 31, 2013
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.6	$117.7	$3.7	$(2.6)	$1.1
MPF Plus	25.9	45.2	26.3	(14.0)	12.3

	MPF CE structure December 31, 2012		ACL December 31, 2012
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.6	$109.4	$4.1	$(2.9)	$1.2
MPF Plus	27.4	46.2	27.8	(14.8)	13.0

Investments. At March 31, 2013, the sum of the Bank's interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold decreased approximately $2.7 billion from December 31, 2012 as the Bank's liquidity needs declined in the first quarter of 2013. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities including trading, AFS, and HTM securities totaled $11.6 billion at March 31, 2013 compared to $12.0 billion at December 31, 2012. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2013	December 31, 2012
Trading securities:
U.S. Treasury bills	$200.0	$350.0
Mutual funds offsetting deferred compensation	3.7	3.6
Total trading securities	$203.7	$353.6
AFS securities:
Mutual funds partially securing supplemental retirement plan	$2.0	$2.0
Other U.S. obligations	21.0	21.0
GSE securities	1,698.3	1,169.3
State or local agency obligations	10.9	11.1
MBS:
Other U.S. obligations residential MBS	387.7	310.7
GSE residential MBS	2,942.4	2,992.8
Private label residential MBS	1,356.4	1,410.5
Private label home equity line of credit (HELOCs)	14.3	14.8
Total AFS securities	$6,433.0	$5,932.2
HTM securities:
Certificates of deposit	$—	$400.0
GSE securities	22.1	24.8
State or local agency obligations	254.8	254.8
MBS:
Other U.S. obligations residential MBS	1,789.7	1,922.6
GSE residential MBS	1,715.9	1,842.2
Private label residential MBS	1,124.3	1,208.5
Private label HELOCs	11.5	12.1
Total HTM securities	$4,918.3	$5,665.0
Total investment securities	$11,555.0	$11,950.8

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of March 31, 2013. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$200.0	$—	$—	$—	$200.0
Mutual funds offsetting deferred compensation	3.7	—	—	—	3.7
Total trading securities	$203.7	$—	$—	$—	$203.7
Yield on trading securities	0.06	n/a	n/a	n/a	0.06
AFS securities:
Mutual funds partially securing supplemental retirement plan	$2.0	$—	$—	$—	$2.0
Other U.S. obligations	—	—	21.0	—	21.0
GSE securities	299.9	1,398.4	—	—	1,698.3
State or local agency obligations	—	—	—	10.9	10.9
MBS:
Other U.S. obligations residential MBS	—	—	—	387.7	387.7
GSE residential MBS	—	133.1	553.9	2,255.4	2,942.4
Private label residential MBS	—	—	—	1,356.4	1,356.4
HELOCs	—	—	—	14.3	14.3
Total AFS securities	$301.9	$1,531.5	$574.9	$4,024.7	$6,433.0
Yield on AFS Securities	0.11	0.56	2.47	2.62	2.02
HTM securities:
GSE securities	$—	$22.1	$—	$—	$22.1
State or local agency obligations	1.1	—	8.8	244.9	254.8
MBS:
Other U.S. obligations residential MBS	—	—	376.9	1,412.8	1,789.7
GSE residential MBS	—	120.5	797.6	797.8	1,715.9
Private label residential MBS	—	5.9	45.7	1,072.7	1,124.3
Private label HELOCs	—	—	—	11.5	11.5
Total HTM securities	$1.1	$148.5	$1,229.0	$3,539.7	$4,918.3
Yield on HTM securities	4.33	3.77	2.54	1.90	2.12
Total investment securities	$506.7	$1,680.0	$1,803.9	$7,564.4	$11,555.0
Yield on investment securities	0.10	0.85	2.52	2.29	2.03
Securities purchased under agreements to resell	850.0	—	—	—	850.0
Interest-bearing deposits	5.5	—	—	—	5.5
Federal funds sold	3,545.0	—	—	—	3,545.0
Total investments	$4,907.2	$1,680.0	$1,803.9	$7,564.4	$15,955.5

As of March 31, 2013, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$3,229.6	$3,289.9
Fannie Mae	2,448.6	2,479.5
Ginnie Mae	1,800.5	1,811.2
Federal Farm Credit Banks	700.5	700.5
J.P. Morgan Mortgage Trust	439.1	440.7
National Credit Union Administration	376.9	378.9
Total	$8,995.2	$9,100.7

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of March 31, 2013, the Bank was obligated to fund approximately $910.3 million in additional advances, $25.8 million of mortgage loans and $7.9 billion in outstanding standby letters of credit, and to issue $3.5 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generated a retained earnings target of $581 million as of March 31, 2013. The Bank achieved its retained earnings target as of March 31, 2013 as it had $585.7 million of retained earnings. The Bank's retained earnings target is projected to decline to $414 million by 2017, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework also assists management in its overall analysis of the level of future excess stock repurchases and dividends.

Retained earnings increased $26.4 million, to $585.7 million, at March 31, 2013 compared to $559.3 million at December 31, 2012. The increase in retained earnings during the first quarter of 2013 reflected net income partially offset by $2.2 million of dividends paid. Total retained earnings at March 31, 2013 included unrestricted retained earnings of $549.5 million and restricted retained earnings (RRE) of $36.2 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2012 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,
(in millions)	2013	2012
Permanent capital:
Capital stock (1)	$3,200.8	$3,247.6
Retained earnings	585.7	559.3
Total permanent capital	$3,786.5	$3,806.9
RBC requirement:
Credit risk capital	$661.7	$678.6
Market risk capital	148.6	113.6
Operations risk capital	243.1	237.7
Total RBC requirement	$1,053.4	$1,029.9
Excess permanent capital over RBC requirement	$2,733.1	$2,777.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital decreased $43.9 million from year-end which was due to higher RBC requirements and the partial repurchases of excess capital stock during 2013.

On March 26, 2013, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the private label MBS portfolio creates uncertainty about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2013.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at March 31, 2013.

	March 31,	December 31,
(dollars in millions)	2013	2012
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,405.5	$2,584.7
Regulatory capital	3,786.5	3,806.9
Total assets	60,136.6	64,616.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	6.3%	5.9%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,006.8	$3,230.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,679.8	5,710.2
Leverage ratio (leverage capital as a percentage of total assets)	9.4%	8.8%

The increase in the ratios from December 31, 2012 to March 31, 2013 was primarily due to the decrease in total assets.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented below.

	March 31,	December 31,
(dollars in millions)	2013	2012
Commercial banks	$1,767.4	$1,702.5
Thrifts	933.2	991.9
Credit unions	42.4	44.3
Insurance companies	89.0	77.3
Total GAAP capital stock	2,832.0	2,816.0
Mandatorily redeemable capital stock	368.8	431.6
Total capital stock	$3,200.8	$3,247.6

The composition of the Bank's membership by institution type is presented below.

	March 31,	December 31,
	2013	2012
Commercial banks	178	181
Thrifts	78	78
Credit unions	30	28
Insurance companies	7	7
Total	293	294

Critical Accounting Policies

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2012 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies are presented in Item 7. Management's Discussion and Analysis in the Bank's 2012 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the first three months of 2013.

Proposed and Recently Issued Accounting Guidance. See Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued and Adopted Accounting Guidance to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or that will become effective for the Bank in future periods.

The Finance Agency issued Advisory Bulletin 2012-02 (AB 2012-02), which establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. AB 2012-02 is expected to impact the Bank’s Statements of Income, Comprehensive Income, and Condition and will impact the Bank’s Critical Accounting Policy for the Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The adverse classification requirements of AB 2012-02 will be effective for the Bank January 1, 2014, and the charge-off requirements will be effective for the Bank January 1, 2015.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank has changed significantly over the past few years, starting with the Housing Act in 2008 and continuing with financial regulators' issuance of proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and deliberations by the U.S. Congress regarding housing finance and GSE reform. The Banks' business operations, funding costs, rights or obligations, and the business environment in which it carries out its housing finance mission, are likely to be affected by the Dodd-Frank Act. However, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. Certain regulatory actions and developments for the period covered by this report are summarized in this section.

Regulation of Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Banks it is the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then its operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The requirements will be used by the Oversight Council when it considers the potential designation of a “nonbank financial company” for consolidated supervision by the Federal Reserve. The final rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85% or more of the company's consolidated annual gross revenues; or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

Under the final rule, the Bank would likely be a nonbank financial company.

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and "significant bank holding company" as ''any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year.'' If the Bank is designated for supervision by the Federal Reserve (and therefore a significant nonbank financial company), the Bank would be subject to increased supervision and oversight as described above.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council requested comments on certain proposed recommendations for structural reforms of MMFs. The comment deadline was February 15, 2013. The Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause the Banks' funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the Banks' results of operations.

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable "safe harbor" from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years.

On the same date as it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013. The QM liability safe harbor could provide incentives to lenders, including the Banks' members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for Bank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Liquidity Framework. On January 6, 2013, the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendments include the following: (1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows; (2) a timetable for phase-in of the standard; (3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and (4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer would be set at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February 2013, it was reported that the U.S. banking regulators expect to customize the Basel III liquidity rules and expect to issue their final rules later in 2013.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2012 Form 10-K. The Bank’s risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary portion of this Item 2.

Details regarding the Bank's Risk Governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2012 Form 10-K.

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

The MV/CS ratio was 118.0% and 115.1% at March 31, 2013 and December 31, 2012, respectively. The improvement in the MV/CS during the first quarter of 2013 was primarily due to higher prices and principal paydowns on the private label MBS portfolio and increased retained earnings. Because the MV/CS ratio was above the 90.0% floor at March 31, 2013, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases and dividend payouts to determine if any excess stock should be repurchased. As a result of this analysis, the Bank repurchased $400 million in excess capital stock on April 30, 2013. The Bank also executed partial repurchases in February 2013 which totaled $300 million. These repurchases were somewhat offset by member capital stock purchases associated with incremental advance borrowing during the first quarter of 2013. The effect of the net capital reduction was an additional improvement in the MV/CS ratio.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid only cash dividends. On February 22, 2013, the Bank paid an annualized dividend of 32 basis points per share, which was based on average 3-month LIBOR for the fourth quarter 2012. On April 30, 2013, the Bank paid an annualized dividend of 29 basis points per share, which was based on average 3-month LIBOR for the first quarter of 2013.

In making decisions regarding future repurchases of excess capital stock and payment of dividends, the Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future periods. See the “Capital and Retained Earnings” discussion in Financial Condition in Item 2. Management’s Discussion and Analysis in this Form 10-Q for details regarding the Bank’s Retained Earnings policy.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency guidance. According to policy, loans identified as subprime are not eligible to be included in the member’s collateral position. However, the policy allows for low FICO loans with reasonable mitigating credit factors (i.e. low LTV or debt-to-

income ratios). Therefore, the Bank’s definition of a subprime loan is a loan with a low FICO score that does not possess reasonable mitigating credit factors.

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

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk. The Bank's market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank's mission and safe and sound operations in all interest rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

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

The Bank regularly validates the models used to measure market risk. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group independent of the business unit measuring risk and conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to the Bank's Asset Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

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

Management uses an alternative risk profile to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. The alternate methodology removes the interest rate sensitivity of impaired private label MBS and more fully reflects the credit-intensive nature of the securities and resulting low correlation of price changes to interest rates in the current environment.

The following table presents the Bank's duration of equity exposure calculated in accordance with the alternate methodology and the actual duration of equity at March 31, 2013 and December 31, 2012.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
March 31, 2013	2.0	1.3	1.8
December 31, 2012	1.1	0.6	1.3
Actual duration of equity:
March 31, 2013	3.3	2.4	3.0
December 31, 2012	2.5	1.8	2.6
Note:
Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Duration of equity changes from prior year-end reflect the effect of higher long-term interest rates and fixed rate asset purchases net of associated funding. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

The following table presents the Bank's EDS level and volatility as of March 31, 2013 and December 31, 2012. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at March 31, 2013 and December 31, 2012.

Prior to first quarter of 2013, in order to isolate the earnings movement related to interest rate changes, the Bank's EDS level and volatility was measured on an adjusted basis excluding future potential OTTI charges which were deemed to be material. Due to the diminished impact of such OTTI charges, the Bank reverted to using projected GAAP earnings for EDS evaluation during the first quarter of 2013. For comparative purposes, the December 31, 2012 results are shown on a GAAP basis.

	EDS Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
March 31, 2013	325	(3)	335	7	328	410	82	466	138
December 31, 2012 (2)	346	13	357	24	333	443	110	547	214

Year 2 Return Volatility
March 31, 2013	477	18	489	30	459	455	(4)	473	14
December 31, 2012	472	13	479	20	459	483	24	539	80
Notes:
(1) Based on GAAP earnings.
(2) Comparable levels of EDS based on adjusted earnings (excluding future potential OTTI charges which were projected for Year 1 only) were 35 basis points higher for all scenarios.

Projected EDS in the forward rate scenario was relatively unchanged for both Year 1 and Year 2. EDS volatility changes were mainly the result of reduced floating rate reset risk and fixed rate asset purchases net of associated funding.

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

The daily exposure limit of EaR as approved by the Board is $2.2 million. The Bank's ALCO has established a lower exposure limit as an operating guideline at $1.8 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first three months of 2013. At March 31, 2013, EaR measured $1.2 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on a member’s total credit exposure or TCE, which includes advances with accrued interest, fees, basis adjustments and estimated prepayment penalties; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At March 31, 2013, TCE was $48.8 billion, comprised of approximately $39.2 billion in advance principal outstanding, $7.9 billion in letters of credit, $0.9 billion in advance commitments, and $0.8 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2012 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter’s results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate financial analysis method is used to analyze insurance company exposure. While banking institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on varying forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During the first three months of 2013, there were four failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. As of May 7, 2013, there were six additional failures of FDIC-insured institutions nationwide. None of these were members of the Bank.

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

The following table presents the Bank’s top ten borrowers with respect to their TCE at March 31, 2013.

	March 31, 2013
(dollars in millions)	TCE	% of Total
Sovereign Bank, N.A, DE (1)	$13,306.1	27.2%
Chase Bank USA, N.A., DE	9,503.3	19.5
TD Bank, National Association, DE	6,924.3	14.2
Ally Bank, UT(2)	4,500.4	9.2
PNC Bank, National Association, DE (3)	4,079.8	8.4
Susquehanna Bank, PA	1,461.9	3.0
Northwest Savings Bank, PA	721.6	1.5
Fulton Bank, N.A., PA	571.2	1.2
Customers Bank, PA	537.5	1.1
Genworth Life Insurance Company, DE	493.3	1.0
	$42,099.4	86.3%
Other borrowers	6,753.4	13.7
Total TCE outstanding	$48,852.8	100.0%
Notes:
(1) Sovereign Bank, N.A is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at March 31, 2013, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of March 31, 2013.

	March 31, 2013
(dollars in millions)	Advance Balance	% of Total
Sovereign Bank, N.A., DE (1)	$12,265.0	31.3%
Chase Bank USA, N.A., DE	9,500.0	24.2
Ally Bank, UT(2)	4,500.0	11.5
PNC Bank, National Association, DE (3)	4,000.1	10.2
Susquehanna Bank, PA	1,038.2	2.6
Northwest Savings Bank, PA	715.5	1.8
Customers Bank, PA	537.0	1.4
Genworth Life Insurance Company, DE	492.9	1.3
Wilmington Savings Fund Society FSB, DE	455.3	1.2
Fulton Bank, N.A., PA	448.4	1.1
	$33,952.4	86.6%
Other borrowers	5,277.7	13.4
Total advances	$39,230.1	100.0%
Notes:
(1) Sovereign Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.

In comparison to the March 31, 2013 period-end balances disclosed above, the average year-to-date balances for the ten largest borrowers totaled $30.2 billion, or 84.8% of total average advances outstanding. During the quarter ended March 31, 2013, the maximum outstanding balance to any one borrower was $13.2 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of March 31, 2013 and December 31, 2012. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	March 31, 2013	December 31, 2012
Letters of credit:
Public unit deposit	$7,774.2	$7,489.8
Tax exempt bonds	82.3	84.0
Other	51.1	62.4
Total	$7,907.6	$7,636.2
Expiration terms:
One year or less	$7,174.5	$6,900.6
After one year through five years	733.1	735.6
Total	$7,907.6	$7,636.2

At March 31, 2013 and December 31, 2012, the Bank had a concentration of letters of credit to one member totaling $6.9 billion and $6.6 billion, respectively. These amounts accounted for 87.6% and 85.9% of the total outstanding amount for each period, respectively.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2012 Form 10-K for additional information related to collateral policies.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2012 Form 10-K.

The following table summarizes total eligible collateral values for all of the Bank’s members, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2013 and December 31, 2012. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	March 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$63,570.2	45.6%	$58,905.5	44.5%
High quality investment securities(1)	2,960.2	2.1	3,032.3	2.3
ORERC(2)/CFI eligible collateral	64,089.3	45.9	61,579.6	46.5
Multi-family residential mortgage loans	8,970.0	6.4	8,901.4	6.7
Total eligible collateral value	$139,589.7	100.0%	$132,418.8	100.0%
Total TCE	$48,852.8		$48,115.9
Collateralization ratio (eligible collateral value to TCE outstanding)	285.7%		275.2%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.
(2) Other real estate related collateral.

The following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status of all member borrowers as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$47,894.7	40.9%	$10,118.8	89.3%	$1,090.0	37.5%	$59,103.5	45.0%
High quality investment securities(1)	1,187.4	1.0	1,213.4	10.7	177.4	6.1	2,578.2	2.0
ORERC(2)/CFI eligible collateral	59,244.4	50.7	—	—	1,528.9	52.5	60,773.3	46.3
Multi-family residential mortgage loans	8,660.6	7.4	—	—	113.2	3.9	8,773.8	6.7
Total eligible collateral value	$116,987.1	100.0%	$11,332.2	100.0%	$2,909.5	100.0%	$131,228.8	100.0%
Total TCE	$38,151.8	78.0%	$10,315.9	21.0%	$385.1	1.0%	$48,852.8	100.0%
Number of members	182	87.5%	7	3.4%	19	9.1%	208	100.0%

	December 31, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$46,112.5	40.9%	$7,317.0	92.4%	$1,315.4	35.1%	$54,744.9	44.1%
High quality investment securities(1)	1,442.6	1.3	599.7	7.6	205.4	5.5	2,247.7	1.8
ORERC(2)/CFI eligible collateral	56,527.7	50.2	—	—	2,060.8	55.0	58,588.5	47.1
Multi-family residential mortgage loans	8,543.3	7.6	—	—	163.0	4.4	8,706.3	7.0
Total eligible collateral value	$112,626.1	100.0%	$7,916.7	100.0%	$3,744.6	100.0%	$124,287.4	100.0%
Total TCE	$40,620.0	84.4%	$7,045.2	14.6%	$450.7	1.0%	$48,115.9	100.0%
Number of members	183	87%	5	2%	24	11%	212	100.0%
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

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of March 31, 2013 and December 31, 2012, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.8 billion and $3.3 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2013 and December 31, 2012 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	March 31, 2013 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$—	$500.0	$350.0	$—	$—	$850.0
Federal funds sold	—	1,350.0	1,950.0	245.0	—	3,545.0
Total money market investments	—	1,850.0	2,300.0	245.0	—	4,395.0
Investment securities:
U.S. Treasury bills	—	200.0	—	—	—	200.0
Other U.S. obligations	—	21.0	—	—	—	21.0
GSE securities	—	1,720.4	—	—	—	1,720.4
State and local agency obligations	12.0	253.7	—	—	—	265.7
Total non-MBS	12.0	2,195.1	—	—	—	2,207.1
Other U.S. obligations residential MBS	—	2,177.4	—	—	—	2,177.4
GSE residential MBS	—	4,658.3	—	—	—	4,658.3
Private label residential MBS	—	28.7	126.2	424.8	1,901.0	2,480.7
Private label HELOCs	—	—	11.5		14.3	25.8
Total MBS	—	6,864.4	137.7	424.8	1,915.3	9,342.2
Total investments	$12.0	$10,909.5	$2,437.7	$669.8	$1,915.3	$15,944.3

	December 31, 2012 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$—	$1,500.0	$1,000.0	$—	$—	$2,500.0
Federal funds sold		2,250.0	1,950.0	395.0		4,595.0
Total money market investments	—	3,750.0	2,950.0	395.0	—	7,095.0
Investment securities:
Certificates of deposit	—	400.0	—	—	—	400.0
U.S.Treasury bills	—	350.0	—	—	—	350.0
Other U.S. Obligations	—	21.0	—	—	—	21.0
GSE securities	—	1,194.1	—	—	—	1,194.1
State and local agency obligations	12.2	253.7	—	—	—	265.9
Total non-MBS	12.2	2,218.8	—	—	—	2,231.0
Other U.S. obligations residential MBS	—	2,233.3	—	—	—	2,233.3
GSE residential MBS	—	4,835.0	—	—	—	4,835.0
Private label residential MBS	23.7	43.7	113.0	487.3	1,951.3	2,619.0
Private label HELOCs	—	12.1	—	—	14.8	26.9
Total MBS	23.7	7,124.1	113.0	487.3	1,966.1	9,714.2
Total investments	$35.9	$13,092.9	$3,063.0	$882.3	$1,966.1	$19,040.2
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $5.7 million and $5.6 million at March 31, 2013 and December 31, 2012, respectively.
(2) Balances exclude total accrued interest of $12.6 million and $12.8 million at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, there were credit rating agency actions affecting a total of 11 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2012. These securities had a total par value of $150.1 million as of March 31, 2013 reflected in the table above. Securities downgraded from “investment grade” to “below investment grade” represented a total par balance of $36.6 million at March 31, 2013.

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

Short-term Investments. The Bank maintains a short-term investment portfolio to provide funds to meet the credit needs of its members and to maintain liquidity. The FHLBank Act and Finance Agency regulations set liquidity requirements for the FHLBanks. In addition, the Bank maintains a contingency liquidity plan in the event of operational disruptions at the Bank and the Office of Finance (OF). See the Liquidity and Funding Risk section of this Item 2 for a discussion of the Bank’s liquidity management.

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

As of March 31, 2013, the Bank had unsecured exposure to nine counterparties totaling $3.5 billion, or an average of $393.9 million per counterparty, with unsecured exposure to six counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at March 31, 2013 and December 31, 2012. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	March 31, 2013	December 31, 2012
Certificates of deposit	$—	$400.0
Federal funds sold	3,545.0	4,595.0
Total	$3,545.0	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2013, 74.8% of the Bank’s unsecured investment credit exposure in Federal funds sold was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2013, the Bank was in compliance with the regulatory limits established for unsecured credit.

The Bank is prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. The Bank is in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments as of March 31, 2013.

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

(in millions)
March 31, 2013 (1)
Carrying Value
Domicile of Counterparty	Investment Grade (2) (3)
	AA	A	BBB	Total
Domestic	$200.0	$—	$80.0	$280.0
U.S. subsidiaries of foreign commercial banks	—	450.0	165.0	615.0
Total domestic and U.S. subsidiaries of foreign commercial banks	200.0	450.0	245.0	895.0
U.S. branches and agency offices of foreign commercial banks:
Canada	—	1,000.0	—	1,000.0
Netherlands	750.0	—	—	750.0
Norway	—	500.0	—	500.0
Sweden	400.0	—	—	400.0
Total U.S. branches and agency offices of foreign commercial banks	1,150.0	1,500.0	—	2,650.0
Total unsecured investment credit exposure	$1,350.0	$1,950.0	$245.0	$3,545.0

(in millions)
December 31, 2012
Carrying Value
Domicile of Counterparty	Investment Grade (2) (3)
	AA	A	BBB	Total
Domestic	$—	$—	$230.0	$230.0
U.S. subsidiaries of foreign commercial banks	—	500.0	165.0	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	395.0	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	400.0	1,000.0	—	1,400.0
Germany	—	450.0	—	450.0
Sweden	750.0	—	—	750.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	2,650.0	1,450.0	—	4,100.0
Total unsecured investment credit exposure	$2,650.0	$1,950.0	$395.0	$4,995.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after March 31, 2013. These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(2) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(3) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either March 31, 2013 or December 31, 2012.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At March 31, 2013 and December 31, 2012, 100% and 92%, respectively, of the carrying value of the total unsecured investments held by the Bank had overnight maturities.

(in millions)
March 31, 2013
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
Domestic	$280.0	$—	$—	$—	$—	$—	$280.0
U.S. subsidiaries of foreign commercial banks	615.0	—	—	—	—	—	615.0
Total domestic and U.S. subsidiaries of foreign commercial banks	895.0	—	—	—	—	—	895.0
U.S. branches and agency offices of foreign commercial banks:
Canada	1,000.0	—	—	—	—	—	1,000.0
Netherlands	750.0	—	—	—	—	—	750.0
Norway	500.0	—	—	—	—	—	500.0
Sweden	400.0	—	—	—	—	—	400.0
Total U.S. branches and agency offices of foreign commercial banks	2,650.0	—	—	—	—	—	2,650.0
Total unsecured investment credit exposure	$3,545.0	$—	$—	$—	$—	$—	$3,545.0

(in millions)
December 31, 2012
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
Domestic	$230.0	$—	$—	$—	$—	$—	$230.0
U.S. subsidiaries of foreign commercial banks	665.0	—	—	—	—	—	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	895.0	—	—	—	—	—	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	—	—	—	750.0
Canada	1,000.0	200.0	200.0	—	—	—	1,400.0
Germany	450.0	—	—	—	—	—	450.0
Sweden	750.0	—	—	—	—	—	750.0
Netherlands	750.0	—	—	—	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	3,700.0	200.0	200.0	—	—	—	4,100.0
Total unsecured investment credit exposure	$4,595.0	$200.0	$200.0	$—	$—	$—	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at March 31, 2013 and December 31, 2012.

In addition, at March 31, 2013, the Bank had $0.9 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty each in Canada ($0.5 billion) and the United Kingdom ($0.4 billion). At December 31, 2012, the Bank had $2.5 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty each in Canada ($1.5 billion), the United Kingdom ($0.8 billion), and Germany ($0.2 billion).

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.2 billion and $1.8 billion as of March 31, 2013 and December 31, 2012, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio decreased $232.6 million from December 31, 2012 to March 31, 2013 due to paydowns.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $139.4 million from December 31, 2012 to March 31, 2013. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The increase in prices on OTTI securities during the first quarter of 2013 increased the unrealized gains in AOCI from $19.0 million at December 31, 2012 to $48.9 million as of March 31, 2013. The weighted average price on these OTTI securities increased from 89 at December 31, 2012 to 90 March 31, 2013. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2012 Form 10-K.

Approximately 26.8% of the Bank’s MBS portfolio at March 31, 2013 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

The prospectuses and offering memoranda for the private label MBS in the Bank’s portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses and is more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Part II, Item 1. Legal Proceedings in this Form 10-Q.

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

Characteristics of Private Label MBS by Type of Collateral

	March 31, 2013			December 31, 2012
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$274.9	$1,283.7	$1,558.6	$313.9	$1,357.6	$1,671.5
Alt-A	532.9	662.7	1,195.6	559.9	705.7	1,265.6
Subprime	—	6.3	6.3	—	6.5	6.5
Total private label MBS	$807.8	$1,952.7	$2,760.5	$873.8	$2,069.8	$2,943.6

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of March 31, 2013. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$—	$—
AA	—	—	—	21.9	21.9
A	—	—	1.5	76.4	77.9
BBB	—	—	31.3	243.3	274.6
Below investment grade:
BB	—	25.0	49.6	138.8	213.4
B	—	—	58.8	127.4	186.2
CCC	—	9.3	5.8	37.2	52.3
CC	21.9	120.3	39.5	—	181.7
C	118.0	108.0	—	—	226.0
D	211.3	57.3	56.0	—	324.6
Total	$351.2	$319.9	$242.5	$645.0	$1,558.6
Amortized cost	$280.7	$285.4	$231.2	$640.5	$1,437.8
Gross unrealized losses	—	(0.8)	(6.1)	(6.8)	(13.7)
Fair value	307.1	293.0	232.6	641.9	1,474.6
OTTI :
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	87.4%	91.6%	95.9%	99.5%	94.6%
Original weighted average credit support	6.9	8.0	4.3	5.3	6.1
Weighted-average credit support - current	0.7	2.3	4.9	11.1	6.0
Weighted avg. collateral delinquency(1)	16.0	13.6	11.9	8.8	11.9

	Private Label MBS by Vintage - Alt-A (2)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$—	$—
AA	—	—	—	6.9	6.9
A	—	22.2	8.0	30.9	61.1
BBB	—	—	—	146.6	146.6
Below investment grade:
BB	—	—	—	10.0	10.0
B	—	—	42.1	6.9	49.0
CCC	—	39.6	59.0	57.5	156.1
CC	—	49.5	38.8	3.0	91.3
C	69.2	57.5	15.7	—	142.4
D	165.5	343.6	23.1	—	532.2
Total	$234.7	$512.4	$186.7	$261.8	$1,195.6
Amortized cost	$173.6	$409.9	$176.8	$254.4	$1,014.7
Gross unrealized losses	(1.8)	(12.7)	(6.5)	(2.9)	(23.9)
Fair value	174.7	415.4	172.5	255.2	1,017.8
OTTI:
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	(0.2)	(0.1)	—	(0.1)	(0.4)
Net OTTI losses, credit portion	$(0.2)	$(0.1)	$—	$(0.1)	$(0.4)
Weighted average fair value/par	74.4%	81.1%	92.4%	97.5%	85.1%
Original weighted average credit support	13.6	9.8	5.9	5.0	8.9
Weighted-average credit support - current	—	1.3	6.3	15.1	5.0
Weighted avg. collateral delinquency(1)	25.7	21.4	14.1	9.9	18.6
Notes:
(1) Delinquency information is presented at the cross-collateralization level.
(2) Includes HELOCs

The Bank’s subprime private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total portfolio as of March 31, 2013. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in Item 1A. Risk Factors in the Bank's 2012 Form 10-K.

	March 31, 2013
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$616.1	$616.6
J.P. Morgan Chase & Co.	510.1	512.1
Countrywide Financial Corp. (2)	275.6	270.7
Wells Fargo & Co.	258.5	260.5
Citigroup Inc.	195.2	188.8
GMAC LLC	140.6	140.7
Other	510.4	508.3
Total	$2,506.5	$2,497.7

	March 31, 2013
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$847.8	$851.4
Nationstar Mortgage Inc.	616.1	616.6
Bank of America Corp.	323.8	318.5
Citimortgage Inc.	195.2	188.8
U.S. Bank NA	193.2	193.2
Other	330.4	329.2
Total	$2,506.5	$2,497.7
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at March 31, 2013.

Private Label MBS in Unrealized Loss Positions

	March 31, 2013
(dollars in millions)	Par	Amortized Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate(1)
Residential MBS backed by:
Prime loans:
First lien	$387.1	$384.3	$(13.7)	12.1%
Alt-A and other:
Alt-A other	602.0	502.9	(23.9)	22.5%
Subprime loans:
First lien	3.9	3.9	(0.2)	25.0%
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

OTTI. During the three months ended March 2013 and 2012, the Bank recognized $0.4 million and $7.2 million, respectively, of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The Bank’s estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank’s private label MBS. This process and related significant inputs are provided in Note 5 to the unaudited financial statements included in this Form 10-Q.

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A.

Significant assumptions used on securities that incurred a credit loss during the first quarter of 2013 are included in Note 5 to the unaudited financial statements included in this Form 10-Q. Significant assumptions used on all of the Bank’s private label MBS as part of its first quarter 2013 analysis, whether OTTI was recorded or not, are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	9.3	25.3	44.2	0.7
2006	10.2	22.3	40.0	2.5
2005	12.4	10.7	32.3	6.4
2004 and prior	17.2	5.1	30.1	9.5
Total Prime	12.6	15.2	36.2	5.1
Alt-A:
2007	8.7	42.6	46.4	0.0
2006	9.9	33.0	49.1	0.7
2005	10.8	19.9	43.4	1.6
2004 and prior	13.8	10.7	31.9	15.8
Total Alt-A	11.1	26.3	42.3	5.8
Subprime:
2004 and prior	7.0	30.2	65.2	40.4
Total Residential MBS	11.9	20.2	39.0	5.5

	Significant Inputs for HELOCs
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
HELOCs (Alt-A):
2006	14.7	0.0	100.0	15.4
2004 and prior	11.3	5.9	100.0	1.7
Total HELOCs (Alt-A)	12.5	3.7	100.0	6.8

At March 31, 2013, the Bank had 49 private label MBS that have had OTTI charges during their life. The Bank has recognized $279.0 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. The Bank recognized $68.0 million of actual cash losses life-to-date, of which $15.0 million was incurred during the first quarter of 2013. Also, during 2013, one OTTI security, which had life-to-date credit losses of $0.1 million matured, for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

By comparison, at March 31, 2012, the Bank had 52 private label MBS that have had OTTI charges during their life, including one deemed to be OTTI for the first time. The Bank has recognized $318.3 million of credit losses on these securities life-to-date. During the first three months of 2012, the Bank realized $5.4 million of actual principal writedowns and $25.1 million life-to-date. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

The following table presents the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, in the first quarter of 2013 and 2012.

	March 31, 2013			March 31, 2012
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(0.1)	$(0.7)	$(0.8)
Securities previously impaired prior to current period	(0.4)	0.4	—	(7.1)	6.8	(0.3)
Total	$(0.4)	$0.4	$—	$(7.2)	$6.1	$(1.1)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank’s investment and is recognized as interest income over the life of the investment. Significant increases in cash flows caused an increase in the yield on certain OTTI private label MBS resulting in $1.9 million and $1.8 million of interest income for three months ended March 31, 2013 and 2012, respectively.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first three months of 2013. During the first three months of 2012, the Bank transferred private label MBS with a fair value of $11.3 million, as of the date of the transfer.

Management will continue to evaluate all impaired securities, including those on which OTTI has been recorded. Material credit losses have occurred and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. The Bank cannot estimate the future amount of any additional credit losses.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario showed a larger home price decline and a slower rate of housing price recovery. Specifically, the short-term forecast is decreased by 5 percentage points, and housing price recovery rates that are 33% lower than the base case.

As shown in the table below, based on the estimated cash flows of the Bank’s private label MBS under the adverse case scenario the Bank’s first quarter 2013 credit losses would have increased $11.7 million. Under the stress scenario, the Bank may recognize a credit loss in excess of the current maximum credit loss, the difference between the security’s amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

	Three Months Ended March 31, 2013
	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	—	$—	$—	11	$289.7	$(1.7)
Alt-A	3	116.1	(0.3)	8	368.8	(7.0)
Subprime	—	—	—	1	2.4	—
HELOCs	1	2.0	(0.1)	3	14.5	(3.4)
Total	4	$118.1	$(0.4)	23	$675.4	$(12.1)
Note:
(1) Of these 23 securities, 22 had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.5 billion at both March 31, 2013 and December 31, 2012, respectively, after an allowance for credit losses of $13.4 million and $14.2 million, respectively.

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

None of the Bank’s mortgage insurers currently maintain a rating of A- or better by at least one NRSRO. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2013, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2013, $66.3 million of SMI exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2013 and December 31, 2012.

	Ratings by S&P\Moody’s	March 31, 2013
(in millions)	March 31, 2013	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	not rated	$5.7	$2.2
Mortgage Guaranty Insurance Corp.	B/B2	5.3	2.1
PMI Mortgage Insurance Co.	not rated\Caa3	4.2	1.6
United Guaranty Residential Insurance Co.	BBB\Baa1	2.1	0.8
Radian Guaranty, Inc.	B-\Ba3	1.5	0.6
Genworth Mortgage Insurance Corp.	B\Ba2	2.0	0.8
Other insurance providers		0.7	0.3
Total		$21.5	$8.4

	Ratings by S&P/Moody’s	December 31, 2012
(in millions)	December 31, 2012	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	not rated	$6.4	$2.5
Mortgage Guaranty Insurance Corp.	B-\B2	5.0	2.0
PMI Mortgage Insurance Co.	not rated\Caa3	4.5	1.7
United Guaranty Residential Insurance Co.	BBB\Baa1	2.0	0.7
Radian Guaranty, Inc.	B-\Ba3	1.5	0.6
Genworth Mortgage Insurance Corp.	B\Ba1	2.0	0.8
Other insurance providers		1.0	0.4
Total		$22.4	$8.7
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

BOB Loans. See Item 1. Business in the Bank's 2012 Form 10-K for a description of this program. The allowance for credit losses on BOB loans was $2.5 million at both March 31, 2013 and December 31, 2012.

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

	March 31, 2013 (2)		December 31, 2012
(dollars in millions) Credit Rating(1)	Total Notional	Net Credit Exposure	Total Notional	Net Credit Exposure
AA	$300.0	$13.7	$403.0	$15.7
A	4,772.4	4.6	6,323.3	10.2
Total Derivative positions with credit exposure	$5,072.4	$18.3	$6,726.3	$25.9
Member institutions (3)	25.7	0.5	34.3	0.6
Total	$5,098.1	$18.8	$6,760.6	$26.5
Derivative positions without credit exposure	31,269.1	—	24,453.4	—
Total	$36,367.2	$18.8	$31,214.0	$26.5
Notes:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
(2) The March 31, 2013 table does not reflect changes in any rating, outlook or watch status after March 31.
(3) Member institutions include mortgage delivery commitments. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the Bank or eligible collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The following tables summarize the Bank’s derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of March 31, 2013 and December 31, 2012.

Notional Greater Than 10%	March 31, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$7,262.3	20.0	A	$5,930.5	19.0
Morgan Stanley Capital	BBB	6,060.3	16.7	BBB	3,185.6	10.2
Barclays Bank	A	3,865.0	10.6	(1)	(1)	(1)
BNP Paribas	(1)	(1)	(1)	A	4,168.6	13.4
JP Morgan Chase Bank, NA	(1)	(1)	(1)	A	3,588.5	11.5
All others	n/a	19,179.6	52.7	n/a	14,340.8	45.9
Total		$36,367.2	100.0		$31,214.0	100.0

Net Credit Exposure Greater Than 10%	March 31, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$13.7	73.0	AA	$15.0	56.9
HSBC Bank USA, NA	A	3.1	16.3	A	3.9	14.6
UBS AG	(2)	(2)	(2)	A	5.1	19.2
All others	n/a	2.0	10.7	n/a	2.5	9.3
Total		$18.8	100.0		$26.5	100.0
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

(in millions)	March 31, 2013
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$159.7	$159.7	$158.0
United Kingdom	51.3	46.3	44.2
Germany	28.9	13.9	12.2
Total	$239.9	$219.9	$214.4

(in millions)	As of December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$172.0	$172.0	$171.5
United Kingdom	50.0	40.0	39.8
Germany	34.2	19.2	35.6
Total	$256.2	$231.2	$246.9
Note: The average maturity of these derivative contracts is June 2018 and September 2017 at March 31, 2013 and December 31, 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	March 31, 2013
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$7.0	$7.0	$6.7
United Kingdom	24.7	19.2	20.8
Switzerland	0.3	—	—
Total	$32.0	$26.2	$27.5

(in millions)	December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$6.2	$6.2	$6.7
United Kingdom	25.5	19.3	20.6
Switzerland	9.9	4.9	4.8
Total	$41.6	$30.4	$32.1
Note: The average maturity of these derivative contracts is April 2018 and December 2017 at March 31, 2013 and December 31, 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these strategies and are described further in the Bank's 2012 Form 10-K.

Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody’s and AA+ with negative outlook/A-1+ by S & P. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2013, the Bank’s consolidated obligation bonds outstanding increased to $36.5 billion compared to $35.1 billion at December 31, 2012. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at March 31, 2013 decreased to $18.3 billion compared to $24.2 billion at December 31, 2012, primarily due to a decrease in short-term advance activity. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. During the first quarter of 2013, funding levels remained relatively stable. Consolidated obligations bonds often have investor-determined features. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At March 31, 2013, callable bonds issued by the Bank were up approximately $2.4 billion from December 31, 2012. Note 10 to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at March 31, 2013.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At March 31, 2013 and December 31, 2012, excess contingency liquidity was approximately $16.1 billion and $20.7 billion, respectively.

Refer to the Liquidity and Funding Risk section of the Bank's 2012 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's Form 10-K for additional information.

Operating and Business Risks

The Bank is exposed to various operating and business risks. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls and are categorized as compliance, fraud, legal, information and personnel operating risks. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. The Bank has established operating policies and procedures to manage each of the specific operating and business risks. For additional information, on operating and business risks, see the "Operating and Business Risks" discussion in the Risk Management section of Item 7. Management's Discussion and Analysis in the Bank's 2012 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2013	2012
Interest income:
Advances	$55,780	$65,488
Prepayment fees on advances, net	1,713	4,672
Interest-bearing deposits	117	141
Securities purchased under agreements to resell	576	481
Federal funds sold	1,463	461
Trading securities	60	375
Available-for-sale (AFS) securities	28,765	31,315
Held-to-maturity (HTM) securities	27,024	37,510
Mortgage loans held for portfolio	37,634	44,983
Total interest income	153,132	185,426
Interest expense:
Consolidated obligations - discount notes	5,245	1,769
Consolidated obligations - bonds	102,057	141,258
Mandatorily redeemable capital stock	289	61
Deposits	131	126
Other borrowings	7	11
Total interest expense	107,729	143,225
Net interest income	45,403	42,201
Provision (benefit) for credit losses	(121)	78
Net interest income after provision (benefit) for credit losses	45,524	42,123
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	(1,051)
OTTI losses reclassified (from) AOCI (Note 5)	(442)	(6,128)
Net OTTI losses, credit portion (Note 5)	(442)	(7,179)
Net gains on trading securities (Note 2)	231	435
Net gains on derivatives and hedging activities (Note 9)	1,584	4,007
Other, net	2,327	2,330
Total other noninterest income (loss)	3,700	(407)
Other expense:
Compensation and benefits expense	9,230	9,553
Other operating expense	6,029	5,850
Finance Agency expense	1,172	1,326
Office of Finance expense	954	780
Total other expense	17,385	17,509
Income before assessments	31,839	24,207
Affordable Housing Program assessment	3,213	2,427
Net income	$28,626	$21,780
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	27,783	31,732
Basic and diluted earnings per share	$1.03	$0.69
Dividends per share	$0.08	$0.03
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
Net income	$28,626	$21,780
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized (losses)	(4,838)	(621)
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI losses transferred from HTM securities	—	(662)
Net change in fair value of OTTI securities	14,364	49,146
Unrealized gains	15,060	7,094
Reclassification of non-credit portion included in net income	442	6,790
Total net non-credit portion of OTTI losses on AFS securities	29,866	62,368
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	(662)
Reclassification of non-credit portion from HTM to AFS securities	—	662
Total net non-credit portion of OTTI losses on HTM securities	—	—
Pension and post-retirement benefits	26	13
Total other comprehensive income	25,054	61,760
Total comprehensive income	$53,680	$83,540
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

(in thousands)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$545,680	$1,350,594
Interest-bearing deposits	5,490	11,435
Federal funds sold	3,545,000	4,595,000
Securities purchased under agreements to resell	850,000	2,500,000
Investment securities:
Trading securities, includes $173,228 pledged as collateral that may be repledged at March 31, 2013 (Note 2)	203,724	353,590
AFS securities, at fair value (Note 3)	6,432,981	5,932,248
HTM securities; fair value of $5,011,628 and $5,755,755, respectively (Note 4)	4,918,286	5,664,954
Total investment securities	11,554,991	11,950,792
Advances (Note 6)	39,994,038	40,497,787
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $13,393 and $14,163, respectively (Note 8)	3,482,821	3,532,549
Banking on Business (BOB) loans, net of allowance for credit losses of $2,503 and $2,481, respectively (Note 8)	12,542	12,846
Accrued interest receivable	84,705	92,685
Premises, software and equipment, net	12,498	13,299
Derivative assets (Note 9)	18,749	27,803
Other assets	30,116	31,482
Total assets	$60,136,630	$64,616,272

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

(in thousands, except par value)	March 31, 2013	December 31, 2012
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$988,142	$960,903
Noninterest-bearing	34,728	38,988
Total deposits	1,022,870	999,891
Consolidated obligations, net: (Note 10)
Discount notes	18,300,639	24,148,453
Bonds	36,496,574	35,135,608
Total consolidated obligations, net	54,797,213	59,284,061
Mandatorily redeemable capital stock (Note 11)	368,823	431,566
Accrued interest payable	148,014	114,003
Affordable Housing Program	26,177	24,457
Derivative liabilities (Note 9)	258,472	310,425
Other liabilities	18,578	22,924
Total liabilities	56,640,147	61,187,327
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 28,320 and 28,160 shares	2,832,025	2,815,965
Retained earnings:
Unrestricted	549,466	528,767
Restricted	36,233	30,508
Total retained earnings	585,699	559,275
AOCI	78,759	53,705
Total capital	3,496,483	3,428,945
Total liabilities and capital	$60,136,630	$64,616,272
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$28,626	$21,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(8,138)	7,314
Change in net fair value adjustment on derivative and hedging activities	(15,962)	(8,489)
Net OTTI credit losses	442	7,179
Other adjustments	(122)	78
Net change in:
Trading securities	149,866	248
Accrued interest receivable	7,993	5,012
Other assets	2,177	2,196
Accrued interest payable	34,012	37,935
Other liabilities	(2,590)	(1,914)
Total adjustments	167,678	49,559
Net cash provided by operating activities	$196,304	$71,339
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $5,945 and $10,380 from other FHLBanks for mortgage loan program)	$(2,285)	$36,418
Securities purchased under agreements to resell	1,650,000	(1,000,000)
Federal funds sold	1,050,000	10,000
Premises, software and equipment, net	(656)	(815)
AFS securities:
Proceeds	393,448	519,838
Purchases	(871,676)	(1,406,991)
HTM securities:
Net change in short-term	400,000	700,000
Proceeds from long-term	346,286	388,432
Advances:
Proceeds	63,962,411	33,123,841
Made	(63,520,661)	(34,068,362)
Mortgage loans held for portfolio:
Proceeds	220,470	231,260
Purchases	(171,029)	(76,467)
Net cash provided by (used in) investing activities	$3,456,308	$(1,542,846)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Three months ended March 31,
(in thousands)	2013	2012
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$19,195	$189,506
Net payments for derivative contracts with financing element	(7,877)	(15,659)
Net proceeds from issuance of consolidated obligations:
Discount notes	92,667,949	84,810,952
Bonds (none from other FHLBanks)	6,680,644	5,082,710
Payments for maturing and retiring consolidated obligations:
Discount notes	(98,515,095)	(83,938,712)
Bonds	(5,253,385)	(4,948,593)
Proceeds from issuance of capital stock	253,265	20,433
Payments for repurchase/redemption of mandatorily redeemable capital stock	(63,441)	(10,218)
Payments for repurchase/redemption of capital stock	(236,507)	(154,333)
Cash dividends paid	(2,274)	(851)
Net cash (used in) provided by financing activities	$(4,457,526)	$1,035,235
Net (decrease) in cash and cash equivalents	$(804,914)	$(436,272)
Cash and cash equivalents at beginning of the period	1,350,594	634,278
Cash and cash equivalents at end of the period	$545,680	$198,006
Supplemental disclosures:
Interest paid	$84,275	$117,492
AHP payments, net	1,493	513
Transfers of mortgage loans to real estate owned	5,813	5,577
Non-cash transfer of OTTI HTM securities to AFS	—	11,268
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Issuance of capital stock	204	20,433	—	—	—	—	20,433
Repurchase/redemption of capital stock	(1,543)	(154,333)	—	—	—	—	(154,333)
Net shares reclassified to mandatorily redeemable capital stock	(1,587)	(158,686)	—	—	—	—	(158,686)
Comprehensive income	—	—	17,424	4,356	21,780	61,760	83,540
Cash dividends	—	—	(851)	—	(851)	—	(851)
March 31, 2012	30,973	$3,097,277	$447,347	$8,922	$456,269	$(100,605)	$3,452,941

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	2,532	253,265	—	—	—	—	253,265
Repurchase/redemption of capital stock	(2,365)	(236,507)	—	—	—	—	(236,507)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income	—	—	22,901	5,725	28,626	25,054	53,680
Cash dividends	—	—	(2,202)	—	(2,202)	—	(2,202)
March 31, 2013	28,320	$2,832,025	$549,466	$36,233	$585,699	$78,759	$3,496,483
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Background Information

The Bank, a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government sponsored enterprises (GSEs) that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

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

As provided by the Housing and Economic Recovery Act of 2008 as amended (Housing Act), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 10 for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. These reclassifications did not have a material impact on the Bank's Statement of Condition or Statement of Income. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Bank's 2012 Form 10-K.

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements of AB 2012-02 will be effective for the Bank beginning January 1, 2014, and the charge-off requirements will be effective for the Bank beginning January 1, 2015. The Bank is currently assessing the provisions of AB 2012-02 and has not yet determined the effect that it will have on the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure such obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. This guidance is not expected to materially affect the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

The following pronouncements have impacted, or will impact, the Bank’s financial disclosures but will have no impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Offsetting Assets and Liabilities. During December 2011, the FASB issued new disclosure requirements for assets and liabilities which are offset in the financial statements. The guidance requires presentation of both gross and net information about derivatives and repurchase agreements which are offset. This guidance was effective for the Bank beginning January 1, 2013 and was applied retrospectively. Refer to Note 9 - Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Disclosures of Amounts Reclassified Out of Accumulated Other Comprehensive Income. During February 2013, the FASB issued guidance to improve the transparency of disclosures about reclassifications out of AOCI. The guidance requires disclosure of significant amounts reclassified out of AOCI and cross-references to other reclassification disclosures required by U.S. GAAP. This guidance was effective for the Bank beginning January 1, 2013 and was applied prospectively. Refer to Note 11- Capital.

Notes to Financial Statements (continued)

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
U.S. Treasury bills	$199,998	$349,990
Mutual funds offsetting deferred compensation	3,726	3,600
Total	$203,724	$353,590

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $3.8 million and $3.7 million at March 31, 2013 and December 31, 2012, respectively as reported in other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the first quarter of 2013 and 2012.

	Three months ended March 31,
(in thousands)	2013	2012
Net unrealized gains on trading securities held at period-end	$267	$467
Net realized (losses) on securities sold/matured during the period	(36)	(32)
Net gains on trading securities	$231	$435

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	7	—	21,007
GSE securities	1,699,315	—	683	(1,700)	1,698,298
State or local agency obligations	11,100	—	—	(183)	10,917
Total non-MBS	$1,733,408	$—	$695	$(1,883)	$1,732,220
MBS:
Other U.S. obligations residential MBS	$387,861	$—	$276	$(402)	$387,735
GSE residential MBS	2,910,334	—	32,120	(62)	2,942,392
Private label MBS:
Private label residential MBS	1,308,077	(14,475)	62,943	(192)	1,356,353
HELOCs	13,884	(393)	790	—	14,281
Total private label MBS	1,321,961	(14,868)	63,733	(192)	1,370,634
Total MBS	$4,620,156	$(14,868)	$96,129	$(656)	$4,700,761
Total AFS securities	$6,353,564	$(14,868)	$96,824	$(2,539)	$6,432,981

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	16	—	21,016
GSE securities	1,169,850	—	296	(802)	1,169,344
State and local agency obligations	11,400	—	—	(270)	11,130
Total non-MBS	$1,204,243	$—	$317	$(1,072)	$1,203,488
MBS:
Other U.S. obligations residential MBS	$310,541	$—	$284	$(120)	$310,705
GSE residential MBS	2,956,471	—	36,379	(29)	2,992,821
Private label MBS:
Private label residential MBS	1,391,941	(29,142)	48,045	(368)	1,410,476
HELOCs	14,662	(532)	628	—	14,758
Total private label MBS	1,406,603	(29,674)	48,673	(368)	1,425,234
Total MBS	$4,673,615	$(29,674)	$85,336	$(517)	$4,728,760
Total AFS securities	$5,877,858	$(29,674)	$85,653	$(1,589)	$5,932,248
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds and secure a portion of the Bank's supplemental retirement obligation. These obligations were $4.2 million and $4.5 million at March 31, 2013 and December 31, 2012, respectively, as reported in other liabilities in the Statement of Condition.

As of March 31, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $7.9 million, credit losses of $279.0 million and OTTI-related accretion adjustments of $0.2 million. As of December 31, 2012, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.0 million and credit losses of $293.5 million, partially offset by OTTI-related accretion adjustments of $1.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through accumulated comprehensive income (AOCI) to the total net noncredit portion of OTTI gains on AFS securities in AOCI as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Non-credit portion of OTTI losses	$(14,868)	$(29,674)
Net unrealized gains on OTTI securities since their last OTTI credit charge	63,733	48,673
Net non-credit portion of OTTI gains on AFS securities in AOCI	$48,865	$18,999

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of March 31, 2013 and December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE securities	$1,197,713	$(1,650)	$49,950	$(50)	$1,247,663	$(1,700)
State or local agency obligations	—	—	10,917	(183)	10,917	(183)
Total non-MBS	$1,197,713	$(1,650)	$60,867	$(233)	$1,258,580	$(1,883)
MBS:
Other U.S. obligations residential MBS	$180,262	$(402)	$—	$—	$180,262	$(402)
GSE residential MBS	121,230	(62)	—	—	121,230	(62)
Private label:
Private label residential MBS	19,515	(502)	375,556	(14,165)	395,071	(14,667)
HELOCs	—	—	1,657	(393)	1,657	(393)
Total private label MBS	19,515	(502)	377,213	(14,558)	396,728	(15,060)
Total MBS	$321,007	$(966)	$377,213	$(14,558)	$698,220	$(15,524)
Total	$1,518,720	$(2,616)	$438,080	$(14,791)	$1,956,800	$(17,407)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE securities	$719,190	$(708)	$49,907	$(94)	$769,097	$(802)
State or local agency obligations	11,130	(270)	—	—	11,130	(270)
Total non-MBS	$730,320	$(978)	$49,907	$(94)	$780,227	$(1,072)
MBS:
Other U.S. obligations residential MBS	$94,848	$(120)	$—	$—	$94,848	$(120)
GSE residential MBS	72,619	(29)	—	—	72,619	(29)
Private label:
Private label residential MBS	12,728	(60)	521,311	(29,450)	534,039	(29,510)
HELOCs	—	—	3,230	(532)	3,230	(532)
Total private label MBS	12,728	(60)	524,541	(29,982)	537,269	(30,042)
Total MBS	$180,195	$(209)	$524,541	$(29,982)	$704,736	$(30,191)
Total	$910,515	$(1,187)	$574,448	$(30,076)	$1,484,963	$(31,263)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred no private label MBS from HTM to AFS during the first three months of 2013 and one during the first three months of 2012. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (continued)

During the three months ended March 31, 2013 and 2012, private label MBS were transferred as presented below.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
March 31, 2013 transfers	$—	$—	$—
March 31, 2012 transfers	11,930	(662)	11,268

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2013 and December 31, 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$301,989	$301,883	$201,993	$201,832
Due after one year through five years	1,399,319	1,398,413	969,850	969,510
Due after five years through ten years	21,000	21,007	21,000	21,016
Due in more than ten years	11,100	10,917	11,400	11,130
AFS securities excluding MBS	1,733,408	1,732,220	1,204,243	1,203,488
MBS	4,620,156	4,700,761	4,673,615	4,728,760
Total AFS securities	$6,353,564	$6,432,981	$5,877,858	$5,932,248

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Amortized cost of AFS securities other than MBS:
Fixed-rate	$1,033,457	$504,298
Variable-rate	699,951	699,945
Total non-MBS	$1,733,408	$1,204,243
Amortized cost of AFS MBS:
Fixed-rate	$2,001,207	$2,050,785
Variable-rate	2,618,949	2,622,830
Total MBS	$4,620,156	$4,673,615
Total AFS securities	$6,353,564	$5,877,858
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

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$22,081	$1,097	$—	$23,178
State or local agency obligations	254,731	9,145	(10,974)	252,902
Total non-MBS	$276,812	$10,242	$(10,974)	$276,080
MBS:
Other U.S. obligations residential MBS	$1,789,677	$12,757	$—	$1,802,434
GSE residential MBS	1,715,883	90,286	(118)	1,806,051
Private label MBS:
Private label residential MBS	1,124,366	13,826	(21,104)	1,117,088
HELOCs	11,548	—	(1,573)	9,975
Total private label MBS	1,135,914	13,826	(22,677)	1,127,063
Total MBS	$4,641,474	$116,869	$(22,795)	$4,735,548
Total HTM securities	$4,918,286	$127,111	$(33,769)	$5,011,628

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$36	$—	$400,036
GSE securities	24,830	1,283	—	26,113
State or local agency obligations	254,734	8,961	(14,202)	249,493
Total non-MBS	$679,564	$10,280	$(14,202)	$675,642
MBS:
Other U.S. obligations residential MBS	$1,922,589	$12,568	$—	$1,935,157
GSE residential MBS	1,842,212	98,878	(137)	1,940,953
Private label MBS:
Private label residential MBS	1,208,482	12,720	(27,510)	1,193,692
HELOCs	12,107	—	(1,796)	10,311
Total private label MBS	1,220,589	12,720	(29,306)	1,204,003
Total MBS	$4,985,390	$124,166	$(29,443)	$5,080,113
Total HTM securities	$5,664,954	$134,446	$(43,645)	$5,755,755

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2013 and December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$139,476	$(10,974)	$139,476	$(10,974)
MBS:
GSE residential MBS	$—	$—	$16,120	$(118)	$16,120	$(118)
Private label:
Private label residential MBS	24,968	(87)	421,685	(21,017)	446,653	(21,104)
HELOCs	—	—	9,975	(1,573)	9,975	(1,573)
Total private label MBS	24,968	(87)	431,660	(22,590)	456,628	(22,677)
Total MBS	$24,968	$(87)	$447,780	$(22,708)	$472,748	$(22,795)
Total	$24,968	$(87)	$587,256	$(33,682)	$612,224	$(33,769)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$136,248	$(14,202)	$136,248	$(14,202)
MBS:
GSE residential MBS	$45,809	$(3)	$17,072	$(134)	$62,881	$(137)
Private label:
Private label residential MBS	—	—	464,771	(27,510)	464,771	(27,510)
HELOCs	—	—	10,311	(1,796)	10,311	(1,796)
Total private label MBS	—	—	475,082	(29,306)	475,082	(29,306)
Total MBS	$45,809	$(3)	$492,154	$(29,440)	$537,963	$(29,443)
Total	$45,809	$(3)	$628,402	$(43,642)	$674,211	$(43,645)

Securities Transferred. The Bank had no transfers of securities from HTM to AFS during the first three months of 2013. During the first three months of 2012, the Bank transferred one private label MBS from HTM to AFS. See Note 3 for additional information.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the transfer or sale of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to transfer or sell an HTM security without necessarily calling into question its intent to hold other debt securities to maturity.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2013 and December 31, 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$1,095	$1,102	$401,095	$401,147
Due after one year through five years	22,081	23,178	24,830	26,113
Due after five years through ten years	8,778	9,153	7,414	7,522
Due after ten years	244,858	242,647	246,225	240,860
HTM securities excluding MBS	276,812	276,080	679,564	675,642
MBS	4,641,474	4,735,548	4,985,390	5,080,113
Total HTM securities	$4,918,286	$5,011,628	$5,664,954	$5,755,755

At March 31, 2013 and December 31, 2012, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $49 thousand and $143 thousand, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Amortized cost of HTM securities other than MBS:
Fixed-rate	$104,812	$507,564
Variable-rate	172,000	172,000
Total non-MBS	$276,812	$679,564
Amortized cost of HTM MBS:
Fixed-rate	$1,663,718	$1,772,557
Variable-rate	2,977,756	3,212,833
Total HTM MBS	$4,641,474	$4,985,390
Total HTM securities	$4,918,286	$5,664,954
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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio

Notes to Financial Statements (continued)

that have available data. Private label MBS backed by HELOCs and certain other securities where underlying collateral data is not available, are not able to be cash flow tested using the FHLBanks’ common platform. For these securities, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were approximately 5% of the par balance of private label MBS at March 31, 2013.

The Bank’s evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security;

•	prepayment speeds and default rates;

•	loss severity based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rate assumptions.

To determine the amount of the credit loss, the Bank compares the present value of the cash flows expected to be collected from its private label residential MBS to its amortized cost basis. For the Bank’s private label residential MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. To calculate the present value of the estimated cash flows for fixed rate bonds the Bank uses the effective interest rate for the security prior to impairment. To calculate the present value of the estimated cash flows for variable-rate and hybrid private label MBS, the Bank uses the contractual interest rate plus a fixed spread that sets the present value of cash flows equal to amortized cost before impairment. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis and uses the previous effective rate or spread until there is a significant increase in cash flows. When the Bank determines there is a significant increase in cash flows, the effective rate is increased.

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a housing price forecast with seven short-term projections with changes ranging from (4.0)% to 4.0% over the 12 month period beginning January 1, 2013. For the vast majority of markets the short-term forecast has changes from (1.0)% to 1.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.

Recovery Ranges of Housing Price Change
Months	Annualized Rates %
1 - 6	0.0%	-	3.0%
7 - 12	1.0%	-	4.0%
13 - 18	2.0%	-	4.0%
19 - 30	2.0%	-	5.0%
31 - 54	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The month-by-month projection of future loan performance derived from the first model is the mean of 100 projections and reflects projected prepayments, defaults and loss severities. These projections are input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario.

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended March 31, 2013 (that is, a determination was made that the entire amortized cost basis will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the credit loss recognized in

Notes to Financial Statements (continued)

earnings during the three months ended March 31, 2013 as well as the related credit enhancement (CE). CE is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Alt-A:
2007	8.1	46.4	44.0	0.0
2006	9.3	31.7	51.8	0.0
Total Alt-A	8.5	40.7	47.0	0.0
Total Residential MBS - OTTI	8.5	40.7	47.0	0.0

	Significant Inputs for OTTI HELOCs
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
HELOCS (Alt-A)
2004 and prior	15.1	7.8	100.0	4.1

All of the Bank's other-than-temporarily impaired securities were classified as AFS at March 31, 2013. The "Total OTTI securities" balances below summarize the Bank’s securities as of March 31, 2013 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$770,648	$654,741	$694,261
Alt-A	821,879	648,046	656,864
Subprime	2,415	1,392	1,523
HELOCs	19,824	13,885	14,281
Total OTTI securities	1,614,766	1,318,064	1,366,929
Private label MBS with no OTTI	3,897	3,897	3,705
Total AFS private label MBS	$1,618,663	$1,321,961	$1,370,634
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2013 and 2012.

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Beginning balance	$326,024	$322,589
Additions:
Credit losses for which OTTI was not previously recognized	—	74
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	442	7,105
Reductions:
Securities sold and matured during the period	(59)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(1,925)	(1,816)
Ending balance	$324,482	$327,952
Notes:
(1) For the three months ended March 31, 2013 and 2012, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2013 and 2012.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At March 31, 2013 and 2012, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at March 31, 2013 and 2012.

Note 6 – Advances

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

At March 31, 2013 and December 31, 2012, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$15,458,766	0.43%	$20,187,511	0.44%
Due after 1 year through 2 years	5,512,505	0.93	3,869,388	1.02
Due after 2 years through 3 years	6,483,873	2.02	5,297,312	2.29
Due after 3 years through 4 years	3,865,224	2.66	3,634,200	2.74
Due after 4 years through 5 years	6,198,272	1.01	4,404,845	1.41
Thereafter	1,711,484	4.41	2,277,564	3.71
Total par value	39,230,124	1.25%	39,670,820	1.25%
Discount on AHP advances	(208)		(230)
Deferred prepayment fees	(15,146)		(15,230)
Hedging adjustments	779,268		842,427
Total book value	$39,994,038		$40,497,787

Notes to Financial Statements (continued)

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At March 31, 2013 and December 31, 2012, the Bank had convertible advances outstanding of $2.4 billion and $2.6 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At March 31, 2013 and December 31, 2012, the Bank had returnable advances of $5.5 billion and $6.4 billion, respectively.

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of March 31, 2013 and December 31, 2012.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Due in 1 year or less	$16,958,766	$20,587,511	$17,690,766	$22,439,511
Due after 1 year through 2 years	4,512,505	3,869,388	5,416,005	3,778,888
Due after 2 years through 3 years	5,983,873	5,297,312	6,162,373	5,174,812
Due after 3 years through 4 years	3,865,224	3,634,200	2,716,724	2,520,700
Due after 4 years through 5 years	6,198,272	4,404,845	5,706,272	3,812,845
Thereafter	1,711,484	1,877,564	1,537,984	1,944,064
Total par value	$39,230,124	$39,670,820	$39,230,124	$39,670,820

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Fixed rate – overnight	$696,700	$517,050
Fixed rate – term:
Due in 1 year or less	14,729,066	19,625,461
Thereafter	11,437,314	9,728,590
Total fixed rate	26,863,080	29,871,101
Variable rate:
Due in 1 year or less	33,000	45,000
Thereafter	12,334,044	9,754,719
Total variable rate	12,367,044	9,799,719
Total par value	$39,230,124	$39,670,820

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2013, the Bank had advances of $31.3 billion outstanding to its five largest borrowers, which represented 79.8% of total advances outstanding. Of these five, four had outstanding advance balances in excess of 10% of the total portfolio at March 31, 2013. As of December 31, 2012, the Bank had advances of $31.7 billion outstanding to the five largest borrowers, which represented 79.9% of total advances outstanding. Of these five, four had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2012.

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

The following table presents balances as of March 31, 2013 and December 31, 2012 for mortgage loans held for portfolio.

(in thousands)	March 31, 2013	December 31, 2012
Fixed medium-term single-family mortgages (1)	$551,340	$563,312
Fixed long-term single-family mortgages (1)	2,880,578	2,922,897
Total par value	3,431,918	3,486,209
Premiums	52,536	51,637
Discounts	(7,527)	(8,212)
Hedging adjustments	19,287	17,078
Total mortgage loans held for portfolio	$3,496,214	$3,546,712
Note:
(1) Medium-term is defined as a term of 15 years or less at origination. Long-term is defined as greater than 15 years at origination.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Government-guaranteed/insured loans	$341,491	$350,133
Conventional loans	3,090,427	3,136,076
Total par value	$3,431,918	$3,486,209

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

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities used as collateral if they are used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over

Notes to Financial Statements (continued)

the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2013 and December 31, 2012, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2013 and December 31, 2012, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products during 2013 or 2012, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at March 31, 2013 and December 31, 2012, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

The Bank’s allowance for credit losses takes into consideration the CE associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers expected PMI, SMI, and other CE amounts. Any incurred losses that are expected to be recovered from the CE reduce the Bank’s allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. At March 31, 2013 and December 31, 2012, the MPF exposure under the FLA was $28.0 million and $29.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.9 million and $1.0 million during the first quarter 2013 and 2012, respectively.

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

Notes to Financial Statements (continued)

credit losses. The resulting estimated losses after PMI are then reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by Master Commitment. Losses in excess of the CEs are incurred by the Bank.

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered TDRs as discussed in the TDR section of this Note 8.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Balance, January 1	$14,163	$14,344
Charge-offs	(622)	(226)
Provision (benefit) for credit losses	(148)	206
Balance, March 31	$13,393	$14,324

Ending balance, individually evaluated for impairment	$687	$140
Ending balance, collectively evaluated for impairment	12,706	14,184
Total allowance for credit losses	$13,393	$14,324
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$12,911	$4,531
Collectively evaluated for impairment	3,148,406	3,403,276
Total recorded investment	$3,161,317	$3,407,807

Rollforward of Allowance for Credit Losses. BOB Loans.

(in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Balance, January 1	$2,481	$3,223
BOB Recoveries (Charge-offs)	9	(495)
Provision (benefit) for credit losses	13	(155)
Balance, March 31	$2,503	$2,573

Ending balance, individually evaluated for impairment	$183	$—
Ending balance, collectively evaluated for impairment	2,320	2,573
Total allowance for credit losses	$2,503	$2,573
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$313	$—
Collectively evaluated for impairment	14,863	16,713
Total recorded investment	$15,176	$16,713

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	March 31, 2013
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$57,617	$20,523	$—	$78,140
Past due 60-89 days	13,115	7,097	—	20,212
Past due 90 days or more	64,842	7,452	229	72,523
Total past due loans	$135,574	$35,072	$229	$170,875
Total current loans	3,025,743	318,439	14,947	3,359,129
Total loans	$3,161,317	$353,511	$15,176	$3,530,004
Other delinquency statistics:
In process of foreclosures, included above (2)	$54,337	$1,478	$—	$55,815
Serious delinquency rate (3)	2.1%	2.1%	1.5%	2.1%
Past due 90 days or more still accruing interest	$—	$7,452	$—	$7,452
Loans on nonaccrual status (4)	$68,819	$—	$542	$69,361

(in thousands)	December 31, 2012
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,214	$20,513	$20	$70,747
Past due 60-89 days	12,219	5,842	147	18,208
Past due 90 days or more	69,996	7,469	153	77,618
Total past due loans	$132,429	$33,824	$320	$166,573
Total current loans	3,070,963	328,351	15,126	3,414,440
Total loans	$3,203,392	$362,175	$15,446	$3,581,013
Other delinquency statistics:
In process of foreclosures, included above (2)	$54,605	$1,587	$—	$56,192
Serious delinquency rate (3)	2.2%	2.1%	1.0%	2.2%
Past due 90 days or more still accruing interest	$—	$7,469	$—	$7,469
Loans on nonaccrual status (4)	$74,051	$—	$599	$74,650
Notes:
(1) The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, adjustments for fair value hedges and direct write-downs. The recorded investment is not net of any valuation allowance.
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

Real Estate Owned (REO). The Bank had $11.8 million and $10.8 million of REO reported in other assets on the Statement of Condition at March 31, 2013 and December 31, 2012, respectively.

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

Notes to Financial Statements (continued)

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 31% of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 31%. This will result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged in the modified loan. If the 31% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced monthly principal and interest payments during the 36 month period, until the target housing expense ratio is met or the interest rate floor is hit.

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at March 31, 2013.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for loans that became TDRs during the three months ended March 31, 2013 and 2012.

	Three months ended March 31, 2013
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$2,903	$2,903
BOB loans	139	139
Total	$3,042	$3,042

	Three months ended March 31, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$663	$628
Total	$663	$628

Certain TDRs may experience a payment default, which the Bank considers to be a loan 60 days or more delinquent. Conventional MPF loans totaling $1.9 million had experienced a payment default during the three months ended March 31, 2013, and it was immaterial during three months ended March 31, 2012. The Bank had $1.6 million and $2.9 million of TDRs on nonaccrual status at March 31, 2013 and December 31, 2012, respectively.

Individually Evaluated Impaired Loans.

	March 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$505	$502	$—
With a related allowance:
Conventional MPF loans	$12,406	$12,354	$687
BOB loans	313	313	183
Total:
Conventional MPF loans	$12,911	$12,856	$687
BOB loans	313	313	183

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$507	$504	$—
With a related allowance:
Conventional MPF loans	$12,449	$12,388	$642
BOB loans	280	280	100
Total:
Conventional MPF loans	$12,956	$12,892	$642
BOB loans	280	280	100

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became a TDR.

	Three months ended March 31, 2013		Three months ended March 31, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$11,927	$159	$4,584	$69
BOB loans	380	—	67	—
Total	$12,307	$159	$4,651	$69

Purchases, Sales and Reclassifications. During the first quarter 2013 and 2012, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Notes to Financial Statements (continued)

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's interest rate exchange agreements and the use of these agreements, see Note 11 to the audited financial statements in the Bank's 2012 Form 10-K.

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of March 31, 2013 and December 31, 2012.

	March 31, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$30,539,498	$254,888	$829,720
Derivatives not in hedge accounting relationships:
Interest rate swaps	$4,552,213	$37,247	$6,482
Interest rate caps	1,249,750	3,388	—
Mortgage delivery commitments	25,758	495	—
Total derivatives not in hedge accounting relationships	$5,827,721	$41,130	$6,482
Total derivatives before netting and collateral adjustments	$36,367,219	$296,018	$836,202
Netting adjustments		(249,158)	(249,158)
Cash collateral and related accrued interest		(28,111)	(328,572)
Total collateral and netting adjustments (1)		(277,269)	(577,730)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$18,749	$258,472

	December 31, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,661,620	$273,265	$878,667
Derivatives not in hedge accounting relationships:
Interest rate swaps	$4,318,343	$37,767	$6,036
Interest rate caps	1,199,750	1,968	—
Mortgage delivery commitments	34,332	622	—
Total derivatives not in hedge accounting relationships	$5,552,425	$40,357	$6,036
Total derivatives before netting and collateral adjustments	$31,214,045	$313,622	$884,703
Netting adjustments		(253,923)	(253,923)
Cash collateral and related accrued interest		(31,896)	(320,355)
Total collateral and netting adjustments (1)		(285,819)	(574,278)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$27,803	$310,425
Note:
(1) Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended March 31,
(in thousands)	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$(1,099)	$2,670
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(4,936)	$2,372
Interest rate caps	194	(450)
Net interest settlements	4,297	(981)
Mortgage delivery commitments	3,124	391
Other	4	5
Total net gains related to derivatives not designated as hedging instruments	$2,683	$1,337
Net gains on derivatives and hedging activities	$1,584	$4,007

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the first quarter 2013 and 2012.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2013
Hedged item type:
Advances	$57,970	$(60,481)	$(2,511)	$(61,858)
Consolidated obligations – bonds	(49,055)	50,467	1,412	49,946
Total	$8,915	$(10,014)	$(1,099)	$(11,912)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2012
Hedged item type:
Advances	$90,465	$(88,559)	$1,906	$(99,550)
Consolidated obligations – bonds	(22,615)	23,379	764	39,597
Total	$67,850	$(65,180)	$2,670	$(59,953)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the first three months of 2013 or 2012. As of March 31, 2013, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months, as well as the losses reclassified from AOCI into income, were not material.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The Bank manages counterparty credit risk through credit analysis, reliance on netting provisions in its ISDA agreements, collateral requirements and adherence to the requirements set forth in its ISDA agreements, policies and regulations.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit

Notes to Financial Statements (continued)

exposure of the Bank is substantially less than the notional amount. In the past, the Bank’s ISDA Master Agreements have typically required segregation of the Bank’s collateral posted with the counterparty and typically do not permit re-hypothecation. In view of recent and expected continuing developments in the derivatives market, including OTC derivatives, the Bank substantially completed during the first quarter of 2013 amendments to its ISDA agreements to permit re-hypothecation (not require collateral segregation). The Bank requires collateral agreements that establish collateral delivery thresholds by counterparty. The maximum credit risk is defined as the estimated cost of replacing interest rate swaps, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.

The Bank may enter into enforceable master netting arrangements for derivative instruments that contain provisions allowing the legal right of offset. Under these agreements, the Bank has elected to offset at the individual master agreement level the gross derivative assets and gross derivative liabilities and the related received or pledged cash collateral and associated accrued interest. The following table presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the Bank's master netting or similar agreements.

	March 31, 2013
(in thousands)	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$295,523	$836,202
Gross amounts of netting adjustments and cash collateral	(277,269)	(577,730)
Net amounts after offsetting adjustments	18,254	258,472
Derivative instruments without legal right of offset	495	—
Total derivative assets and total derivative liabilities	$18,749	$258,472
Non-cash collateral received or pledged not offset:(1)
Can be sold or repledged (2)	—	173,228
Cannot be sold or repledged	—	4,942
Net unsecured amount	$18,749	$80,302

	December 31, 2012
(in thousands)	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$313,000	$884,703
Gross amounts of netting adjustments and cash collateral	(285,819)	(574,278)
Net amounts after offsetting adjustments	27,181	310,425
Derivative instruments without legal right of offset	622	—
Total derivative assets and total derivative liabilities	$27,803	$310,425
Non-cash collateral received or pledged not offset:(1)
Can be sold or repledged (2)	—	—
Cannot be sold or repledged	1,343	257,603
Net unsecured amount	$26,460	$52,822
Notes:
(1) Non-cash collateral consists primarily of investment securities. Any overcollateralization at an individual master agreement level is not included in the determination of the net unsecured amount.
(2) The terms of the ISDA Credit Support Annex permit rehypothecation of the investment securities collateral.

Generally, the Bank’s ISDA agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2013 was $587.0 million for which the Bank has posted cash and securities collateral with a fair value of approximately $506.7 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to

Notes to Financial Statements (continued)

the next lower rating), the Bank would have been required to deliver up to an additional $63.8 million of collateral to its derivative counterparties at March 31, 2013.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 14 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2012 Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Par value of consolidated bonds:
Fixed-rate	$32,112,284	$31,307,129
Step-up	2,242,500	1,622,500
Floating-rate	1,860,000	1,860,000
Total par value	36,214,784	34,789,629
Bond premiums	92,192	99,090
Bond discounts	(17,398)	(18,915)
Hedging adjustments	206,996	265,804
Total book value	$36,496,574	$35,135,608

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,758,455	1.13%	$11,543,105	1.14%
Due after 1 year through 2 years	6,445,695	2.06	5,850,945	1.94
Due after 2 years through 3 years	4,167,015	2.41	5,617,465	2.32
Due after 3 years through 4 years	1,820,805	2.92	1,706,240	3.24
Due after 4 years through 5 years	5,281,225	1.65	2,941,900	1.86
Thereafter	6,872,290	2.21	6,155,290	2.32
Index amortizing notes	869,299	4.51	974,684	4.48
Total par value	$36,214,784	1.89%	$34,789,629	1.93%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Noncallable	$25,493,784	$26,470,629
Callable	10,721,000	8,319,000
Total par value	$36,214,784	$34,789,629

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2013 and December 31, 2012.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Due in 1 year or less	$21,253,955	$19,541,605
Due after 1 year through 2 years	6,141,195	4,791,445
Due after 2 years through 3 years	3,767,015	5,242,465
Due after 3 years through 4 years	1,524,805	1,590,240
Due after 4 years through 5 years	1,478,725	1,354,400
Thereafter	1,179,790	1,294,790
Index amortizing notes	869,299	974,684
Total par value	$36,214,784	$34,789,629

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	March 31, 2013	December 31, 2012
Book value	$18,300,639	$24,148,453
Par value	18,303,991	24,154,343
Weighted average interest rate (1)	0.11%	0.12%
Note:
(1) Represents an implied rate.

Note 11 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total capital; and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 17 to the audited financial statements in the Bank’s 2012 Form 10-K.

At March 31, 2013, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At March 31, 2013 and December 31, 2012, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,053,372	$3,786,547	$1,029,858	$3,806,806
Total capital-to-asset ratio	4.0%	6.3%	4.0%	5.9%
Total regulatory capital	2,405,465	3,786,547	2,584,651	3,806,806
Leverage ratio	5.0%	9.4%	5.0%	8.8%
Leverage capital	3,006,831	5,679,820	3,230,814	5,710,209

The increase in the ratios from December 31, 2012 to March 31, 2013 was primarily due to the decrease in total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 26, 2013, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings are not sufficient and its private label MBS portfolio creates uncertainty about the Bank's earnings prospects and ability to build retained

Notes to Financial Statements (continued)

earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2013.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	March 31, 2013
Member	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$609,190	19.0%
Chase Bank USA, N.A, Wilmington, DE	476,870	14.9

(dollars in thousands)	December 31, 2012
Member (1)	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$652,430	20.1%
PNC Bank, N.A., Wilmington, DE	358,945	11.1
Chase Bank USA, N.A., Wilmington, DE	330,066	10.2
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank is Pittsburgh, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's capital plan.

At March 31, 2013 and December 31, 2012, the Bank had $368.8 million and $431.6 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three months ended March 31, 2013 and 2012, estimated dividends on mandatorily redeemable capital stock totaling $289 thousand and $61 thousand, respectively, were recorded as interest expense.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
(in thousands)	2013	2012
Balance, beginning of the period	$431,566	$45,673
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	698	158,686
Redemption of mandatorily redeemable capital stock:
Other redemptions (1)	(63,441)	(10,218)
Balance, end of the period	$368,823	$194,141
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to partial excess capital stock repurchases.

As of March 31, 2013, the total mandatorily redeemable capital stock reflected balances for 17 institutions. Three institutions were taken over by the FDIC and their charters were dissolved. Two institutions voluntarily dissolved their charters with the Office of Thrift Supervision. Nine institutions were merged out of district and are considered nonmembers. One institution's charter was converted to an uninsured trust company, which is ineligible for membership. Two institutions have moved their principal place of business (charter) out of the Bank's district. These redemptions were not complete as of March 31, 2013.

Notes to Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Due in 1 year or less	$1,906	$50
Due after 1 year through 2 years	118	2,323
Due after 2 years through 3 years	15,149	17,759
Due after 3 years through 4 years	106,472	124,502
Due after 4 years through 5 years	245,178	286,932
Total	$368,823	$431,566

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

Dividends and Retained Earnings. As prescribed in the FHLBanks' amended JCEA, each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2013, retained earnings were $585.7 million, including $549.5 million of unrestricted retained earnings and $36.2 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. On February 22, 2013, the Bank paid a dividend equal to an annual yield of 0.32%. On April 30, 2013, the Bank paid a dividend equal to an annual yield of 0.29%. The dividend in each period was calculated on stockholders' average balances for the previous quarter and was based on average 3-month LIBOR for the previous quarter.

The Bank has executed partial repurchases of excess capital stock since the fourth quarter of 2010. The Bank repurchased $300.0 million of excess capital stock on February 22, 2013. The total amount of member excess capital stock at March 31, 2013 was $580.8 million. The Bank also repurchased $400.0 million in excess capital stock on April 30, 2013.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended March 31, 2013 and 2012.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	(621)	7,094	—	—	—	6,473
Noncredit OTTI losses transferred	—	(662)	662	—	—	—
Net change in fair value of OTTI securities	—	49,146	—	—	—	49,146
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	6,790	(662)	—	—	6,128
Amortization - pension and post-retirement	—	—	—	—	13	13
March 31, 2012	$5,270	$(105,746)	$—	$286	$(415)	$(100,605)
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	(4,838)	15,060	—	—	—	10,222
Net change in fair value of OTTI securities	—	14,364	—	—	—	14,364
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	442	—	—	—	442
Amortization - pension and post-retirement	—	—	—	—	26	26
March 31, 2013	$30,552	$48,865	$—	$286	$(944)	$78,759

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	March 31, 2013	December 31, 2012
Federal funds sold	$165,000	$245,000
Investments	179,610	179,610
Advances	26,917,773	27,399,641
Letters of credit	53,871	84,230
MPF loans	2,005,850	2,303,281
Deposits	10,671	5,797
Capital stock	1,499,066	1,477,835

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, prepayment fees on advances, letters of credit fees, and interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2013	2012
Interest income on advances (1)	$31,122	$33,473
Interest income on MPF loans	28,186	36,547
Note:
(1) For the three months ended March 31, 2013, balances include contractual interest income of $83.9 million, net interest settlements on derivatives in fair value hedge relationships of $(52.0) million and total amortization of basis adjustments of $(0.8) million. For the three months ended March 31, 2012, balances include contractual interest income of $121.8 million, net interest settlements on derivatives in fair value hedge relationships of $(80.7) million and total amortization of basis adjustments of $(7.6) million.

The following table includes the MPF activity of the related party members.

	Three months ended March 31,
(in thousands)	2013	2012
Total MPF loan volume purchased	$2,262	$5,725

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2013	2012
Servicing fee expense	$217	$175
Interest income on MPF deposits	4	1

(in thousands)	March 31, 2013	December 31, 2012
Interest-bearing deposits maintained with FHLBank of Chicago	$5,490	$11,435

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2013 and 2012, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2013 and 2012, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of

Notes to Financial Statements (continued)

the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2013 and 2012.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2012 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2013 and December 31, 2012 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
	March 31, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$545,680	$545,680	$—	$—	$—	$545,680
Interest-bearing deposits	5,490	—	5,490	—	—	5,490
Federal funds sold	3,545,000	—	3,544,989	—	—	3,544,989
Securities purchased under agreement to resell	850,000	—	849,999	—	—	849,999
Trading securities	203,724	3,726	199,998	—	—	203,724
AFS securities	6,432,981	1,998	5,060,349	1,370,634	—	6,432,981
HTM securities	4,918,286	—	3,884,565	1,127,063	—	5,011,628
Advances	39,994,038	—	40,138,719	—	—	40,138,719
Mortgage loans held for portfolio, net	3,482,821	—	3,723,789	—	—	3,723,789
BOB loans, net	12,542	—	—	12,542	—	12,542
Accrued interest receivable	84,705	—	84,705	—	—	84,705
Derivative assets	18,749	—	296,018	—	(277,269)	18,749
Liabilities:
Deposits	$1,022,870	$—	$1,022,872	$—	$—	$1,022,872
Discount notes	18,300,639	—	18,301,620	—	—	18,301,620
Bonds	36,496,574	—	37,059,363	—	—	37,059,363
Mandatorily redeemable capital stock	368,823	369,112	—	—	—	369,112
Accrued interest payable	148,014	—	148,014	—	—	148,014
Derivative liabilities	258,472	—	836,202	—	(577,730)	258,472

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$1,350,594	$1,350,594	$—	$—	$—	$1,350,594
Interest-bearing deposits	11,435	—	11,435	—	—	11,435
Federal funds sold	4,595,000	—	4,594,970	—	—	4,594,970
Securities purchased under agreement to resell	2,500,000	—	2,499,997	—	—	2,499,997
Trading securities	353,590	3,600	349,990	—	—	353,590
AFS securities	5,932,248	1,998	4,505,016	1,425,234	—	5,932,248
HTM securities	5,664,954	—	4,551,752	1,204,003	—	5,755,755
Advances	40,497,787	—	40,668,739	—	—	40,668,739
Mortgage loans held for portfolio, net	3,532,549	—	3,791,036	—	—	3,791,036
BOB loans, net	12,846	—	—	12,846	—	12,846
Accrued interest receivable	92,685	—	92,685	—	—	92,685
Derivative assets	27,803	—	313,622	—	(285,819)	27,803
Liabilities:
Deposits	$999,891	$—	$999,893	$—	$—	$999,893
Discount notes	24,148,453	—	24,150,089	—	—	24,150,089
Bonds	35,135,608	—	35,777,834	—	—	35,777,834
Mandatorily redeemable capital stock	431,566	431,920	—	—	—	431,920
Accrued interest payable	114,003	—	114,003	—	—	114,003
Derivative liabilities	310,425	—	884,703	—	(574,278)	310,425

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification within the fair value hierarchy of certain assets or liabilities. These reclassifications are reported as transfers in/out of the level as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2013 and 2012.

Notes to Financial Statements (continued)

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

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank considers these inputs to be Level 2 inputs. However, based on the current lack of significant market activity for private label residential MBS, the Bank believes as of March 31, 2013 private label residential MBS inputs should be classified as Level 3.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of March 31, 2013 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of March 31, 2013, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in

Notes to Financial Statements (continued)

those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The discounted cash flow analysis used to determine the fair value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	Discount rate assumption. OIS curve.

•	Forward interest rate assumption. LIBOR Swap Curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	To Be Announced (TBA) securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

BOB Loans. The fair value approximates the carrying value.

Deposits. The Bank determines the fair value by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the cost of deposits with similar terms.

Notes to Financial Statements (continued)

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at March 31, 2013 and December 31, 2012.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage purchase commitments are considered derivatives. The Bank may hedge these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at March 31, 2013 and December 31, 2012.

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$199,998	$—	$—	$199,998
Mutual funds offsetting deferred compensation	3,726	—	—	—	3,726
Total trading securities	$3,726	$199,998	$—	$—	$203,724
AFS securities:
Other U.S. obligations	$—	$21,007	$—	$—	$21,007
GSE securities	—	1,698,298	—	—	1,698,298
State or local Agency	—	10,917	—	—	10,917
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
Other U.S. obligations MBS	—	387,735	—	—	387,735
GSE residential MBS	—	2,942,392	—	—	2,942,392
Private label MBS:
Private label residential	—	—	1,356,353	—	1,356,353
HELOCs	—	—	14,281	—	14,281
Total AFS securities	$1,998	$5,060,349	$1,370,634	$—	$6,432,981
Derivative assets:
Interest rate related	$—	$295,523	$—	$(277,269)	$18,254
Mortgage delivery commitments	—	495	—	—	495
Total derivative assets	$—	$296,018	$—	$(277,269)	$18,749
Total assets at fair value	$5,724	$5,556,365	$1,370,634	$(277,269)	$6,655,454
Liabilities:
Derivative liabilities:
Interest rate related	$—	$836,202	$—	$(577,730)	$258,472
Total derivative liabilities (2)	$—	$836,202	$—	$(577,730)	$258,472

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$349,990	$—	$—	$349,990
Mutual funds offsetting deferred compensation	3,600	—	—	—	3,600
Total trading securities	$3,600	$349,990	$—	$—	$353,590
AFS securities:
Other U.S. obligations	$—	$21,016	$—	$—	$21,016
GSE securities	—	1,169,344	—	—	1,169,344
State or local agency	—	11,130	—	—	11,130
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
Other U.S. obligations MBS	—	310,705	—	—	310,705
GSE residential MBS	—	2,992,821	—	—	2,992,821
Private label MBS:
Private label residential	—	—	1,410,476	—	1,410,476
HELOCs	—	—	14,758	—	14,758
Total AFS securities	$1,998	$4,505,016	$1,425,234	$—	$5,932,248
Derivative assets:
Interest rate related	$—	$313,000	$—	$(285,819)	$27,181
Mortgage delivery commitments	—	622	—	—	622
Total derivative assets	$—	$313,622	$—	$(285,819)	$27,803
Total assets at fair value	$5,598	$5,168,628	$1,425,234	$(285,819)	$6,313,641
Liabilities:
Derivative liabilities:
Interest rate related	$—	$884,703	$—	$(574,278)	$310,425
Total derivative liabilities (2)	$—	$884,703	$—	$(574,278)	$310,425
Notes:
(1) Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during the first three months of 2013 or 2012.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the first three months of 2013 and 2012. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2013	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(1,494)	224
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	175	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	14,323	41
Unrealized gains on OTTI AFS and included in OCI	14,898	162
Purchases, issuances, sales, and settlements:
Settlements	(82,025)	(904)
Balance at March 31	$1,356,353	$14,281
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2013	$(345)	$(97)

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2012	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Net OTTI losses, credit portion	(6,021)	(1,084)
Net unrealized gains (losses) on AFS in OCI	(242)	—
Reclassification of non-credit portion included in net income	5,706	1,084
Net change in fair value on OTTI AFS in OCI	48,938	208
Unrealized gains on OTTI AFS and included in OCI	7,094	—
Purchases, issuances, sales, and settlements:
Settlements	(113,227)	(507)
Transfer of OTTI securities from HTM to AFS	11,268	—
Balance at March 31	$1,584,877	$14,774
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2012	$(6,021)	$(1,084)

During the first three months of 2013, the Bank did not transfer any private label MBS from its HTM portfolio to its AFS portfolio in the period in which the OTTI charge was recorded. During the first three months of 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above.

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2013			December 31, 2012
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$7,174,528	$733,050	$7,907,578	$7,636,199
Commitments to fund additional advances and BOB loans	910,335	—	910,335	501,087
Commitments to fund or purchase mortgage loans	25,758	—	25,758	34,332
Unsettled consolidated obligation bonds, at par (2)	2,802,500	—	2,802,500	1,420,000
Unsettled consolidated obligation discount notes, at par	700,000	—	700,000	—
Notes:
(1) Includes approved requests to issue future standby letters of credit of $463.6 million and $400.3 million at March 31, 2013 and December 31, 2012, respectively.
(2) Includes $2.7 billion and $1.4 billion of consolidated obligation bonds which were hedged with associated interest rate swaps at March 31, 2013 and December 31, 2012, respectively.

Commitments to Extend Credit on Standby Letters of Credit, Additional Advances and BOB Loans. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to 5 years, including a final expiration in 2018. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, may be outstanding for periods of up to two years.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $1.8 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2013 and December 31, 2012. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at March 31, 2013 and December 31, 2012 of $4.7 billion and $6.1 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $25.8 million and $34.3 million at March 31, 2013 and December 31, 2012, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank generally executes derivative instruments with large banks and major broker-dealers and generally enters into bilateral pledge (collateral) agreements. The Bank had pledged securities, as collateral, to counterparties that have market risk exposure from the Bank related to derivatives. Please refer to Note 9 - Derivatives and Hedging Activities in this Form 10-Q for additional information about the Bank's pledged collateral and other credit-risk-related contingent features.

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

Notes 6, 10, 11, and 12 also discuss other commitments and contingencies.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2013.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court which is the Court of Common Pleas of Allegheny County, Pennsylvania (Court) for the recovery of the Bank’s losses relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 14.9% and 10.2% of the Bank’s capital stock as of March 31, 2013 and December 31, 2012 respectively.

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

On December 12, 2012, defendant J.P. Morgan filed a Motion for Reconsideration in one of the two cases of the November 26, 2012 ruling again seeking partial summary judgment of the Bank's federal securities law claims in one of the two lawsuits the Bank filed on September 23, 2009. On March 6, 2013 the Court denied the Motion for Reconsideration.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2012 Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the Bank's 2012 Form  10-K.

As of April 30, 2013, FHLBank System consolidated obligation bonds have been assigned Aaa/Negative Outlook and
AA+/Negative Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. All FHLBanks except the FHLBank of Seattle have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively, and a long-term rating of Aaa/Negative Outlook and

AA+/Negative Outlook by Moody's and S&P, respectively. On September 10, 2012, S&P lowered the FHLBank of Seattle’s long-term issuer credit rating to AA/Negative Outlook from AA+/Negative Outlook. The FHLBank of Seattle’s short-term rating remained unchanged at A-1+.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

Exhibit 10.11.1	Amended 2013 Executive Officer Incentive Compensation Plan
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 101	Interactive Data File (XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: May 8, 2013

By: /s/ Kristina K. Williams
Kristina K. Williams
Chief Operating Officer & Chief Financial Officer