Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Pittsburgh
filed 2013-08-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

There were 26,114,929 shares of common stock with a par value of $100 per share outstanding at July 31, 2013.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology risks; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2012 Form 10-K (2012 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The economy continued to show signs of slow growth during the second quarter of 2013 and remained resilient despite tighter fiscal policies and weak labor market conditions. If the discretionary spending reductions initiated in first quarter 2013, also referred to as "sequestration," prove to be an impediment to future U.S. economic growth, the Bank's financial condition and results of operations could be affected going forward. It is uncertain whether the sovereign debt resolutions will provide long-term stability in Europe, but the markets have received the trends positively, which pushed average LIBOR rates down during the first six months of 2013.

The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. Although the period end balance for advances was up slightly from year-end, during the second quarter of 2013 the Bank's average advance portfolio increased 17.7% from second quarter 2012, while net income rose to $32.0 million, compared with $23.2 million in the second quarter of 2012. In February and April 2013, the Bank declared a quarterly dividend of 32 basis points and 29 basis points on an annualized basis, respectively. In July 2013, the Bank declared a quarterly dividend of 100 basis points on an annualized basis. During the first half of 2013, the Bank repurchased a total of $700 million of excess capital stock. In July 2013, the Bank repurchased all remaining excess capital stock. The Bank plans to institute monthly repurchases of all excess capital stock beginning in August 2013.

Interest Rate Environment. During the second quarter of 2013, the Federal Open Market Committee (FOMC) announced that it will continue to link future monetary policy tightening to threshold levels on unemployment and inflation and will continue with monthly purchases of Agency mortgage-backed securities and longer-term U.S. Treasuries. The debt markets began to perceive that policymakers were indicating a desire to taper off quantitative easing, which resulted in a sharp rise in mid-to-long term interest rates near the end of the second quarter of 2013. The increases in interest rates impacted the Bank's risk measures (i.e., duration of equity, earned dividend spread (EDS), and market value of equity to par value of capital stock (MV/CS)) which is discussed further in the "Risk Management" section of this Form 10-Q.

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

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 12 basis points during the second quarter of 2013. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital will be negatively impacted as it continues to invest in short-term assets. The Federal Reserve has announced that it has decided to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015.

The following table presents key market interest rates.

	2nd Quarter 2013 Average	1st Quarter 2013 Average	2nd Quarter 2012 Average	Year-to-Date 2013 Average	Year-to-Date 2012 Average
Federal funds effective rate	0.12%	0.14%	0.15%	0.13%	0.13%
3-month LIBOR	0.28%	0.29%	0.47%	0.28%	0.49%
2-year U.S. Treasury	0.26%	0.26%	0.28%	0.26%	0.28%
5-year U.S. Treasury	0.90%	0.81%	0.78%	0.86%	0.84%
10-year U.S. Treasury	1.97%	1.93%	1.81%	1.95%	1.91%
15-year mortgage current coupon (1)	1.86%	1.84%	1.77%	1.85%	1.85%
30-year mortgage current coupon (1)	2.77%	2.57%	2.79%	2.67%	2.84%
Notes:
(1) Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates but also the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the second quarter of 2013, there was a much steeper yield curve with average short-term U.S. Treasury rates decreasing slightly and the average 10-year Treasury rates increasing. As of June 30, 2013, the spread between 2-year and 10-year U.S. Treasuries increased 54 basis points compared with rates at the end of the first quarter 2013 and remained relatively wide at 213 basis points. In the second quarter of 2013, a decline in credit concerns globally resulted in 3-month LIBOR declining 1 basis point, while 3-month U.S. Treasury bills increased 2 basis points.

Mortgage application and refinancing activities decreased during the second quarter of 2013. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. Under normal historical circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. However, the Bank has not experienced prepayments at the level its models have predicted based on these interest rates. The Bank continues to adjust its prepayment estimates to more closely reflect actual activity. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin.

The Federal Housing Finance Agency (Finance Agency), along with Fannie Mae and Freddie Mac, continue to support the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. In April 2013, the Finance Agency announced that it had directed Fannie Mae and Freddie Mac to extend HARP by another two years to December 31, 2015. Other federal agencies have implemented other programs in recent years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). In addition, for borrowers meeting certain criteria, the Bank offers a loan modification program for its Mortgage Partnership

Finance (MPF) Program. The Bank does not expect the HARP changes, the Bank's MPF loan modification program, or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes as well as any additional new programs at the local, state, or federal level, including local or state use of eminent domain power, may alter this perspective.

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

Housing Trends. During the second quarter of 2013, the recovery in the housing market remained on track and is expected to improve throughout the remainder of the year. Increased construction activities due to limited inventories, low mortgage rates and greater affordability have been the catalysts for the recovery. Stronger housing markets have played a key role in policymakers' improved confidence in their outlook for the U.S. economy. Rates on 30-year mortgages remained at historic lows during the second quarter 2013, although increases during May and June reflected the market's concern over an impending reduction or an end to quantitative easing which caused overall interest rates to rise.

Results of Operations. During the second quarter of 2013, the Bank recorded net income of $32.0 million, up $8.8 million from $23.2 million in the second quarter of 2012. This improvement was driven primarily by higher net gains on derivatives and hedging activities and lower net OTTI credit losses, partially offset by lower net interest income. Net gains on derivatives and hedging activities were $7.1 million in the second quarter of 2013 compared to a net loss of $4.9 million in the second quarter of 2012. There were no net OTTI credit losses on the private label mortgage-backed securities (MBS) portfolio for the second quarter of 2013, compared to $3.6 million for the same period in 2012.

Net Interest Income. Net interest income for the second quarter of 2013 was $42.1 million, down $7.8 million compared to $49.9 million for the second quarter of 2012. The decrease in net interest income was primarily due to lower prepayment fees on advances. Lower interest income on advances, investments, and mortgage loans held for portfolio was mostly offset by lower interest expense on consolidated obligations. The net interest margin for the second quarter of 2013 decreased eight basis points to 28 basis points compared to the second quarter of 2012. As private label MBS which are generally higher-coupon assets pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky Agency and government-sponsored enterprise (GSE) MBS.

Financial Condition. Advances. Advances totaled $40.6 billion at June 30, 2013 up slightly from $40.5 billion at December 31, 2012. At June 30, 2013, approximately 60% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 49% at December 31, 2012.

The ability to grow and/or maintain the advance portfolio is affected by, among other things: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) advance pricing (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At June 30, 2013, the Bank held $15.7 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities as well as securities purchased under agreement to resell, interest-bearing deposits, and Federal funds sold. By comparison, at December 31, 2012, total investments were $19.1 billion. The decrease of $3.4 billion was primarily due to Federal funds sold and securities purchased under agreements to resell as the Bank's liquidity needs declined in the first half of 2013. In terms of the Bank's private label MBS portfolio, the Bank has experienced overall improvement in the fair value of these investments since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. FHLBank System monthly bond trading volume averaged $33 billion during the second quarter of 2013. FHLBank System funding costs improved slightly on a weighted average basis during the second quarter of 2013 as swap spreads widened more to Treasuries than Agency spreads did. Consolidated bonds outstanding rose $11 billion to $483 billion as of June 30, 2013, while consolidated discount notes outstanding increased $5 billion to $221 billion. Consolidated obligations for the FHLBank System were at their highest level during the second quarter of 2013 since September 2011.

The Bank's consolidated obligations totaled $55.7 billion at June 30, 2013, a decrease of $3.6 billion from December 31, 2012. This decrease in consolidated obligations was due to a $6.4 billion decrease in discount notes, partially offset by a $2.8 billion increase in bonds. The decrease in discount notes was primarily due to a decline in short-term advance activity. At June 30, 2013, bonds represented 68% of the Bank's consolidated obligations, compared with 59% at December 31, 2012. Discount notes represented 32% of the Bank's consolidated obligations at June 30, 2013 compared with 41% at year-end 2012.

Capital Position and Regulatory Requirements. Total retained earnings at June 30, 2013 were $615.8 million, up from $559.3 million at year-end 2012 reflecting the Bank's net income for the first six months of 2013 partially offset by dividends paid. Accumulated other comprehensive income (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved to $64.3 million at June 30, 2013 compared to $19.0 million at December 31, 2012. This improvement was primarily due to price appreciation on the private label MBS portfolio. This change was more than offset by net unrealized losses on Agency securities in the AFS portfolio which decreased from income of $35.4 million at December 31, 2012 to a loss of $(16.8) million at June 30, 2013 and was primarily due to price declines on these investments as a result of increases in market interest rates.

In the Finance Agency's most recent determination, as of March 31, 2013, the Bank was deemed "adequately capitalized." As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2013. The Bank exceeded its risk-based, total and leverage capital requirements at June 30, 2013, as presented in the Capital Resources section of this Item 2.

The Bank measures capital adequacy with the key risk indicator MV/CS. See the "Risk Governance" discussion in the Risk Management section of this report and the Bank's 2012 Form 10-K for additional details regarding this risk metric.

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

Condensed Statement of Income

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions, except per share data)	2013	2013	2012	2012	2012
Net interest income	$42.1	$45.4	$67.7	$50.0	$49.9
Provision (benefit) for credit losses	(1.2)	(0.1)	0.4	(0.1)	—
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	—	(0.4)	(0.4)	(0.2)	(3.6)
Net gains (losses) on derivatives and hedging activities	7.1	1.6	8.1	3.5	(4.9)
Other, net	3.9	2.5	2.1	1.1	1.8
Total other noninterest income (loss)	11.0	3.7	9.8	4.4	(6.7)
Other expense	18.6	17.4	19.6	17.8	17.4
Income before assessments	35.7	31.8	57.5	36.7	25.8
Affordable Housing Program (AHP) assessment (2)	3.7	3.2	5.8	3.7	2.6
Net income	$32.0	$28.6	$51.7	$33.0	$23.2
Earnings per share (3)	$1.14	$1.03	$1.83	$1.08	$0.76

Dividends (4)	$2.0	$2.2	$3.4	$0.7	$0.8
Dividend payout ratio	6.20%	7.69%	6.53%	2.32%	3.40%
Return on average equity	3.65%	3.39%	6.05%	3.74%	2.70%
Return on average assets	0.21%	0.20%	0.35%	0.22%	0.16%
Net interest margin (5)	0.28%	0.31%	0.46%	0.33%	0.36%
Regulatory capital ratio (6)	6.23%	6.30%	5.89%	6.30%	6.77%
Total capital ratio (at period-end) (7)	5.89%	5.81%	5.31%	6.04%	6.26%
Total average equity to average assets	5.81%	5.77%	5.73%	5.82%	6.09%

	Six months ended
(in millions, except per share data)	June 30, 2013	June 30, 2012
Net interest income	$87.5	$92.1
Provision (benefit) for credit losses	(1.3)	0.1
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(0.4)	(10.8)
Net gains (losses) on derivatives and hedging activities	8.7	(0.9)
Other, net	6.4	4.6
Total other noninterest income (loss)	14.7	(7.1)
Other expense	36.0	34.9
Income before assessments	67.5	50.0
AHP assessment (2)	6.9	5.0
Net income	$60.6	$45.0
Earnings per share (3)	$2.17	$1.44

Dividends (4)	$4.2	$1.7
Dividend payout ratio	6.91%	3.64%
Return on average equity	3.52%	2.61%
Return on average assets	0.20%	0.16%
Net interest margin (5)	0.30%	0.34%
Regulatory capital ratio (6)	6.23%	6.77%
Total capital ratio (at period-end) (7)	5.89%	6.26%
Total average equity to average assets	5.79%	6.29%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(3) Calculated based on net income.
(4) The Bank paid a dividend of 0.10% annualized on April 30, 2012, and July 31, 2012, 0.43% annualized on October 31, 2012, 0.32% annualized on February 22, 2013 and 0.29% annualized on April 30, 2013.
(5) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(7) Total capital ratio is capital stock plus retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2013	2013	2012	2012	2012
Cash and due from banks	$933.1	$545.7	$1,350.6	$246.7	$287.2
Investments (1)	15,686.2	15,955.5	19,057.3	18,372.2	18,313.7
Advances	40,569.6	39,994.0	40,497.8	37,738.6	33,617.2
Mortgage loans held for portfolio, net (2)	3,387.5	3,482.8	3,532.5	3,579.1	3,620.9
Total assets	60,753.3	60,136.6	64,616.3	60,140.5	56,052.2
Consolidated obligations, net:
Discount notes	17,702.8	18,300.6	24,148.5	20,888.3	16,262.7
Bonds	37,949.1	36,496.6	35,135.6	33,665.5	34,381.2
Total consolidated obligations, net (3)	55,651.9	54,797.2	59,284.1	54,553.8	50,643.9
Deposits	821.2	1,022.8	999.9	1,054.9	1,102.7
Mandatorily redeemable capital stock	257.0	368.8	431.6	188.1	207.7
AHP payable	29.2	26.2	24.5	19.4	16.9
Total liabilities	57,177.4	56,640.1	61,187.3	56,509.4	52,542.3
Capital stock - putable	2,913.3	2,832.0	2,816.0	3,091.7	3,109.8
Unrestricted retained earnings	573.1	549.5	528.8	490.8	465.1
Restricted retained earnings	42.7	36.2	30.5	20.2	13.6
AOCI	46.8	78.8	53.7	28.4	(78.6)
Total capital	3,575.9	3,496.5	3,429.0	3,631.1	3,509.9
Notes:
(1) Includes trading, AFS and HTM investment securities, securities purchased under agreements to resell, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $12.2 million at June 30, 2013, $13.4 million at March 31, 2013, $14.2 million at December 31, 2012, $14.0 million at September 30, 2012 and $14.1 million at June 30, 2012.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $704.5 billion, $666.0 billion, $687.9 billion, $674.5 billion, and $685.2 billion, at June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, respectively.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the second quarter and six months ended June 30, 2013 and 2012, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2012 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $32.0 million for the second quarter of 2013, compared to $23.2 million for the second quarter of 2012. This improvement was driven primarily by a higher net gain on derivatives and hedging activities as well as lower net OTTI credit losses, partially offset by lower net interest income. Net gains on derivatives and hedging activities were $7.1 million in the second quarter of 2013 compared to a net loss of $4.9 million in the second quarter of 2012. There were no net OTTI credit losses for the second quarter of 2013 compared to $3.6 million for the same period in 2012. Net interest income was $42.1 million for the second quarter of 2013 compared to $49.9 million in the second quarter of 2012, a decrease of $7.8 million which was primarily due to lower prepayment fees on advances. Lower interest income from advances, investments, and mortgage loans held for portfolio was mostly offset by lower interest expense on consolidated obligations. The Bank's return on average equity for the second quarter of 2013 was 3.65% compared to 2.70% for the second quarter of 2012.

The Bank recorded net income of $60.6 million for the first six months of 2013, compared to $45.0 million for the same prior-year period. This increase was driven primarily by lower net OTTI credit losses and higher net gains on derivatives and hedging activities year-over-year, partially offset by lower net interest income. Net OTTI credit losses were $0.4 million and $10.8 million, respectively, for the first half of 2013 and 2012. Net gains on derivatives and hedging activities were $8.7 million for the first six months of 2013 compared to a net loss of $0.9 million for the same period in 2012. Net interest income was $87.5 million, for the first six months of 2013, a decrease of $4.6 million from $92.1 million in the same prior-year period.

Lower net interest income for the first half of 2013 was primarily due to lower prepayment fees on advances. Lower interest income from advances, investments and mortgage loans held for portfolio was more than offset by lower interest expense on consolidated obligations. The Bank's return on average equity for the first half of 2013 was 3.52%, compared to 2.61% for the comparable prior year period.

Net Interest Income

The following tables summarize the yields on interest-earning assets, rates paid on interest-bearing liabilities, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months and six months ended June 30, 2013 and 2012.

Average Balances and Interest Yields/Rates Paid

	Three months ended June 30,
	2013			2012
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,877.3	$1.4	0.10	$4,824.6	$1.7	0.15
Interest-bearing deposits (2)	483.5	0.2	0.12	512.6	0.2	0.16
Investment securities (3)	11,337.9	53.9	1.91	14,156.7	67.9	1.93
Advances (4)	38,764.2	56.9	0.59	32,936.5	72.8	0.89
Mortgage loans held for portfolio (5)	3,456.1	35.6	4.13	3,687.0	42.5	4.64
Total interest-earning assets	59,919.0	148.0	0.99	56,117.4	185.1	1.33
Allowance for credit losses	(15.8)			(17.0)
Other assets (6)	691.4			642.6
Total assets	$60,594.6			$56,743.0
Liabilities and capital:
Deposits (2)	$840.7	$0.1	0.04	$1,160.3	$0.2	0.05
Consolidated obligation discount notes	17,358.4	4.6	0.10	15,126.9	4.1	0.11
Consolidated obligation bonds (7)	37,590.6	100.5	1.07	35,433.6	130.8	1.49
Other borrowings	297.7	0.7	0.99	216.1	0.1	0.12
Total interest-bearing liabilities	56,087.4	105.9	0.76	51,936.9	135.2	1.05
Other liabilities	986.5			1,351.4
Total capital	3,520.7			3,454.7
Total liabilities and capital	$60,594.6			$56,743.0
Net interest spread			0.23			0.28
Impact of noninterest-bearing funds			0.05			0.08
Net interest income/net interest margin		$42.1	0.28		$49.9	0.36
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.7 billion and $1.2 billion in 2013 and 2012, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $134.7 million and $309.8 million in 2013 and 2012, respectively.

Net interest income for the second quarter of 2013 decreased $7.8 million from the second quarter of 2012. The decline was primarily due to lower prepayment fees on advances which were $0.4 million in the second quarter of 2013 compared to $7.4 million in the second quarter of 2012. Lower interest income on advances, investments and mortgage loans held for portfolio was mostly offset by lower interest expense on consolidated obligations. Advance volume increased, however demand was generally in low yield products which resulted in a decline in interest income in the comparison. Interest income on investments and mortgage loans declined due to lower volume and the run-off of higher yielding assets that have been replaced with lower yielding assets. Additionally, the impact of noninterest-bearing funds has decreased three basis points due to lower average capital resulting from additional repurchases of excess capital stock.

Average Balances and Interest Yields/Rates Paid

	Six months ended June 30,
	2013			2012
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,204.7	$3.4	0.11	$4,354.5	$2.7	0.13
Interest-bearing deposits (2)	412.7	0.3	0.13	527.4	0.3	0.13
Investment securities (3)	11,588.3	109.8	1.91	14,238.4	137.1	1.94
Advances (4)	37,578.4	114.4	0.61	31,761.2	143.0	0.91
Mortgage loans held for portfolio (5)	3,493.0	73.2	4.23	3,749.1	87.5	4.69
Total interest-earning assets	59,277.1	301.1	1.03	54,630.6	370.6	1.36
Allowance for credit losses	(16.1)			(17.1)
Other assets (6)	688.2			598.8
Total assets	$59,949.2			$55,212.3
Liabilities and capital:
Deposits (2)	$927.5	$0.2	0.05	$1,164.1	$0.3	0.05
Consolidated obligation discount notes	17,469.5	9.8	0.11	13,829.6	5.9	0.09
Consolidated obligation bonds (7)	36,738.7	202.6	1.11	35,146.0	272.1	1.56
Other borrowings	353.8	1.0	0.59	211.0	0.2	0.13
Total interest-bearing liabilities	55,489.5	213.6	0.78	50,350.7	278.5	1.11
Other liabilities	988.6			1,390.3
Total capital	3,471.1			3,471.3
Total liabilities and capital	$59,949.2			$55,212.3
Net interest spread			0.25			0.25
Impact of noninterest-bearing funds			0.05			0.09
Net interest income/net interest margin		$87.5	0.30		$92.1	0.34
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
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $160.3 million and $326.9 million in 2013 and 2012, respectively.

Net interest income for year-to-date June 30, 2013 declined $4.6 million from the same year-ago period. This decline was due to $9.9 million reduction in prepayment fees on advances in 2013. Excluding prepayment fees, net interest income increased as lower interest expense on consolidated obligations more than offset lower interest income on advances, investments and mortgage loans held for portfolio. The rate paid on interest-bearing liabilities declined 33 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. Interest-earning assets increased 8.5% with higher demand for advances being partially offset by lower investments. While advance volume increased, demand was generally in low yield products which resulted in a decline in interest income in the comparison. Interest income on investments and mortgage loans declined due to lower volume and the run-off of higher yielding assets that have been replaced with lower yielding assets. Additionally, the impact of noninterest-bearing funds has decreased four basis points due to lower average capital resulting from additional repurchases of excess capital stock.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2013 and 2012.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2013 compared to 2012
	Three Months Ended June 30			Six Months Ended June 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.4	$(0.7)	$(0.3)	$1.0	$(0.3)	$0.7
Interest-bearing deposits	0.1	(0.1)	—	—	—	—
Investment securities	(13.3)	(0.7)	(14.0)	(25.5)	(1.8)	(27.3)
Advances	11.6	(27.5)	(15.9)	22.7	(51.3)	(28.6)
Mortgage loans held for portfolio	(2.5)	(4.4)	(6.9)	(6.0)	(8.3)	(14.3)
Total interest-earning assets	$(3.7)	$(33.4)	$(37.1)	$(7.8)	$(61.7)	$(69.5)
Interest-bearing deposits	$—	$(0.1)	$(0.1)	$(0.1)	$—	$(0.1)
Consolidated obligation discount notes	0.6	(0.1)	0.5	1.8	2.1	3.9
Consolidated obligation bonds	7.9	(38.2)	(30.3)	11.1	(80.6)	(69.5)
Other borrowings	—	0.6	0.6	0.1	0.7	0.8
Total interest-bearing liabilities	$8.5	$(37.8)	$(29.3)	$12.9	$(77.8)	$(64.9)
Total increase (decrease) in net interest income	$(12.2)	$4.4	$(7.8)	$(20.7)	$16.1	$(4.6)

Interest income and interest expense decreased in both the quarter-over-quarter and year-over-year comparisons. For both comparisons, the decline in interest income was driven by rate and volume declines, while the interest expense decline was rate driven, partially offset by volume increases. The decline in interest income was from the investment portfolio, advances portfolio and mortgage loans held for portfolio. The investment portfolio and the mortgage loans held for portfolio decreased in both rate and volume. The decrease in the advances portfolio was rate driven, partially offset by an increase in volume. The decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds.
Average investment balances decreased quarter-over-quarter and year-over-year. The decline was driven by lower certificates of deposit, U.S. Treasury bill and MBS balances, partially offset by increases in Agency notes. Agency MBS balances decreased as the run-off of the existing portfolio exceeded purchases of new investments. The Bank has not purchased any private label MBS since late 2007, purchasing only Agency and GSE MBS since 2008, including approximately $0.6 billion in 2013. The small rate decrease was primarily related to the MBS portfolio as lower-yielding Agency MBS have replaced the run-off of higher-yielding private label MBS.
The following table presents the average par balances of the Bank's advance portfolio for the three and six months ended June 30, 2013 and 2012. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended June 30,		Six months ended June 30,
Product	2013	2012	2013	2012
Repo/Mid-Term Repo	$11,676.8	$11,157.5	$12,299.1	$10,230.7
Core (Term)	24,010.1	17,055.9	22,108.6	16,580.6
Convertible Select	2,336.8	3,527.6	2,401.5	3,706.9
Total par value	$38,023.7	$31,741.0	$36,809.2	$30,518.2

While there was an increase in advance volume, interest income decreased quarter-over-quarter and year-over-year and was due to a decrease in the yield. Demand for advances increased in 2012 and continued throughout the first half of 2013. Attractive advance rates and members' liquidity needs contributed to the recent increase in advance balances. The yield on this portfolio declined in both comparisons as the second quarter and year-to-date 2013 portfolios were comprised of more variable rate advances with relatively lower yields.
The average mortgage loans held for portfolio declined quarter-over-quarter and year-over-year due to the continued run-off of the existing portfolio, which more than offset purchases of new loans. Interest income decreased due to the lower average portfolio balances and a lower yield on the remaining portfolio. The yield decrease was primarily due to new lower yielding mortgage loans replacing the run-off of higher yielding loans.
The average consolidated obligations portfolio balance increased quarter-over-quarter and year-over-year as average bond and discount note balances both increased. However, interest expense on bonds declined in both comparisons due to a decrease in rates paid, which more than offset the volume increase. The rate decrease was primarily due to longer term debt that was called or matured being replaced with lower cost bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Market conditions continued to impact the cost of the Bank's consolidated obligations. During 2012 short-term funding levels relative to LIBOR approached more customary levels as European concerns faded. Long-term funding levels gradually improved from increased investor demand as a result of the Federal Reserve's continued quantitative easing. During the first half of 2013, funding levels remained relatively stable until late in the second quarter when spreads widened, along with other fixed income securities, due to uncertainty surrounding future Federal Reserve bond purchases.

Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and six months ended June 30, 2013 and 2012. Derivative and hedging activities are discussed below.

Three Months Ended June 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$38,764.2	$56.9	0.59	$123.5	1.28	$(66.6)	(0.69)
Mortgage loans held for portfolio	3,456.1	35.6	4.13	36.7	4.26	(1.1)	(0.13)
All other interest-earning assets	17,698.7	55.5	1.26	55.5	1.26	—	—
Total interest-earning assets	$59,919.0	$148.0	0.99	$215.7	1.44	$(67.7)	(0.45)
Liabilities:
Consolidated obligation bonds	$37,590.6	$100.5	1.07	$163.8	1.75	$(63.3)	(0.68)
All other interest-bearing liabilities	18,496.8	5.4	0.12	5.4	0.12	—	—
Total interest-bearing liabilities	$56,087.4	$105.9	0.76	$169.2	1.21	$(63.3)	(0.45)
Net interest income/net interest spread		$42.1	0.23	$46.5	0.23	$(4.4)	—

Three Months Ended June 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$32,936.5	$72.8	0.89	$178.0	2.17	$(105.2)	(1.28)
Mortgage loans held for portfolio	3,687.0	42.5	4.64	43.5	4.75	(1.0)	(0.11)
All other interest-earning assets	19,493.9	69.8	1.44	69.8	1.44	—	—
Total interest-earning assets	$56,117.4	$185.1	1.33	$291.3	2.09	$(106.2)	(0.76)
Liabilities:
Consolidated obligation bonds	$35,433.6	$130.8	1.49	$186.9	2.12	$(56.1)	(0.63)
All other interest-bearing liabilities	16,503.3	4.4	0.11	4.4	0.11	—	—
Total interest-bearing liabilities	$51,936.9	$135.2	1.05	$191.3	1.48	$(56.1)	(0.43)
Net interest income/net interest spread		$49.9	0.28	$100.0	0.61	$(50.1)	(0.33)

Six Months Ended June 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$37,578.4	$114.4	0.61	$245.4	1.32	$(131.0)	(0.71)
Mortgage loans held for portfolio	3,493.0	73.2	4.23	75.3	4.35	(2.1)	(0.12)
All other interest-earning assets	18,205.7	113.5	1.26	113.5	1.26	—	—
Total interest-earning assets	$59,277.1	$301.1	1.03	$434.2	1.48	$(133.1)	(0.45)
Liabilities:
Consolidated obligation bonds	$36,738.7	$202.6	1.11	$324.2	1.78	$(121.6)	(0.67)
All other interest-bearing liabilities	18,750.8	11.0	0.12	11.0	0.12	—	—
Total interest-bearing liabilities	$55,489.5	$213.6	0.78	$335.2	1.22	$(121.6)	(0.44)
Net interest income/net interest spread		$87.5	0.25	$99.0	0.26	$(11.5)	(0.01)

Six Months Ended June 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$31,761.2	$143.0	0.91	$358.9	2.27	$(215.9)	(1.36)
Mortgage loans held for portfolio	3,749.1	87.5	4.69	89.3	4.79	(1.8)	(0.10)
All other interest-earning assets	19,120.3	140.1	1.47	140.1	1.47	—	—
Total interest-earning assets	$54,630.6	$370.6	1.36	$588.3	2.16	$(217.7)	(0.80)
Liabilities:
Consolidated obligation bonds	$35,146.0	$272.1	1.56	$374.3	2.14	$(102.2)	(0.58)
All other interest-bearing liabilities	15,204.7	6.4	0.08	6.4	0.08	—	—
Total interest-bearing liabilities	$50,350.7	$278.5	1.11	$380.7	1.52	$(102.2)	(0.41)
Net interest income/net interest spread		$92.1	0.25	$207.6	0.64	$(115.5)	(0.39)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The impact of derivatives reduced net interest income for the second quarter and six months ended June 30, 2013 and 2012. The impact of derivatives had little or no impact on the net interest spread for the second quarter and first half of 2013, but net interest spread was significantly reduced in the comparable 2012 periods. The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses many different funding and hedging strategies. One strategy involves closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the second quarter of 2013 was $(1.2) million compared to less than $0.1 million for the same period in 2012. For the six months ended June 30, 2013 and 2012, the provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(1.3) million and $0.1 million, respectively. The decrease in each of these comparison periods was primarily due to a decrease in the projected losses on the MPF Plus portfolio as a result of continuing declines in foreclosure and delinquency balances. In addition, the estimated life of the MPF Plus portfolio extended as a result of rising interest rates which increased the estimate of future credit enhancement (CE) fees available to offset projected losses.

Other Noninterest Income (Loss)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Total OTTI losses	$—	$(1.1)	$—	$(2.2)
OTTI losses reclassified (from) AOCI	—	(2.5)	(0.4)	(8.6)
Net OTTI losses, credit portion	—	(3.6)	(0.4)	(10.8)
Net gains (losses) on trading securities	0.1	(0.3)	0.3	0.1
Net gains (losses) on derivatives and hedging activities	7.1	(4.9)	8.7	(0.9)
Other, net	3.8	2.1	6.1	4.5
Total other noninterest income (loss)	$11.0	$(6.7)	$14.7	$(7.1)

The Bank's higher other noninterest income for the second quarter and first half of 2013 compared to the same prior year periods reflected higher net gains on derivatives and hedging activities and lower net OTTI credit losses. In addition, other, net includes a $1.5 million settlement of a class-action lawsuit received by the Bank in the second quarter of 2013 involving a private label MBS that was purchased in 2007. See additional discussion of OTTI charges in “Credit and Counterparty Risk - Investments” in the Risk Management section of this Item 2. The activity related to derivatives and hedging activities is discussed in more detail below.

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

The following tables detail the net effect of derivatives and hedging activities for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.5)	$—	$(1.1)	$8.2	$4.6
Net interest settlements included in net interest income (2)	(64.1)	—	—	55.1	(9.0)
Total net interest income	$(66.6)	$—	$(1.1)	$63.3	$(4.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$2.8	$0.1	$—	$(0.9)	$2.0
Gains (losses) on derivatives not receiving hedge accounting	4.4	16.0	8.4	(23.7)	5.1
Total net gains (losses) on derivatives and hedging activities(3)	$7.2	$16.1	$8.4	$(24.6)	$7.1
Total net effect of derivatives and hedging activities	$(59.4)	$16.1	$7.3	$38.7	$2.7

	Three months ended June 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(8.6)	$—	$(1.0)	$9.4	$(0.2)
Net interest settlements included in net interest income (2)	(96.6)	—	—	46.7	(49.9)
Total net interest income	$(105.2)	$—	$(1.0)	$56.1	$(50.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(1.2)	$—	$—	$0.4	$(0.8)
Gains (losses) on derivatives not receiving hedge accounting	0.1	(3.6)	(0.7)	0.1	(4.1)
Total net gains (losses) on derivatives and hedging activities	$(1.1)	$(3.6)	$(0.7)	$0.5	$(4.9)
Total net effect of derivatives and hedging activities	$(106.3)	$(3.6)	$(1.7)	$56.6	$(55.0)

	Six months ended June 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(5.0)	$—	$(2.1)	$16.5	$9.4
Net interest settlements included in net interest income (2)	(126.0)	—	—	105.1	(20.9)
Total net interest income	$(131.0)	$—	$(2.1)	$121.6	$(11.5)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.3	$0.1	$—	$0.5	$0.9
Gains (losses) on derivatives not receiving hedge accounting	4.4	16.3	12.5	(25.4)	7.8
Total net gains (losses) on derivatives and hedging activities(3)	$4.7	$16.4	$12.5	$(24.9)	$8.7
Total net effect of derivatives and hedging activities	$(126.3)	$16.4	$10.4	$96.7	$(2.8)

	Six months ended June 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(19.7)	$—	$(1.8)	$15.9	$(5.6)
Net interest settlements included in net interest income (2)	(196.2)	—	—	86.3	(109.9)
Total net interest income	$(215.9)	$—	$(1.8)	$102.2	$(115.5)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.7	$—	$—	$1.2	$1.9
Gains (losses) on derivatives not receiving hedge accounting	(0.6)	(3.7)	0.4	1.1	(2.8)
Total net gains (losses) on derivatives and hedging activities	$0.1	$(3.7)	$0.4	$2.3	$(0.9)
Total net effect of derivatives and hedging activities	$(215.8)	$(3.7)	$(1.4)	$104.5	$(116.4)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Income before assessments for the second quarter of 2013 included an increase of $3.7 million related to net gains (losses) on derivatives and hedging activities in connection with corrections of derivative valuations which should have been recorded in the year-ended December 31, 2012 and the three months ended March 31, 2013 reporting periods. Management has evaluated this adjustment in accordance with the guidance in ASC 250 (Accounting Changes and Error Corrections) and has concluded the correction is not material to any prior period or to the estimated 2013 full year income, and correction of prior period's financial statements is not required.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate

(i.e. LIBOR). During the second quarter of 2013, total ineffectiveness related to these fair value hedges resulted in net gains of $2.0 million compared to net losses of $0.8 million during the second quarter of 2012. For the six months ended June 30, 2013 and 2012, the Bank recorded net gains of $0.9 million and $1.9 million, respectively. The total notional amount increased to $29.0 billion at June 30, 2013 from $25.7 billion at December 31, 2012. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $5.1 million in the second quarter of 2013 compared to net losses of $(4.1) million for the second quarter of 2012. For the six months ended 2013 and 2012, the Bank recorded net gains of $7.8 million and net losses of $(2.8) million, respectively. The total notional amount of economic hedges was $7.3 billion at June 30, 2013 and $5.5 billion at December 31, 2012.

Other Expense

The Bank's total other expenses increased $1.3 million, to $18.6 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was primarily due to the timing of a pension plan contribution in the second quarter of 2013. The Bank's total other expenses increased $1.1 million, to $36.0 million, for the first half of 2013 compared to the same prior year period and was primarily due to higher deferred incentive compensation expense in 2013.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2012 Form 10-K.

Assets

Total assets were $60.8 billion at June 30, 2013, compared to $64.6 billion at December 31, 2012. The decrease was primarily due to decreases of $2.3 billion of securities purchased under agreements to resell and $805.0 million of Federal funds sold. The following provides additional details regarding the primary components of the Statement of Condition.

Advances. Advances (par) totaled $39.9 billion at June 30, 2013 compared to $39.7 billion at December 31, 2012. This slight increase was due to a significant increase in the product categories of Returnables and Core (Term) offset by a significant decline in the Repo product category. Due to attractive advance rates, members shifted their focus from short-term to long-term advance products. At June 30, 2013, the Bank had advances outstanding to 176 borrowing members, compared to 178 borrowing members at December 31, 2012. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 75.5% of total advances as of June 30, 2013 compared to 79.9% at December 31, 2012.

The following table provides information (at par excluding discounts, deferred prepayment fees, and hedging adjustments as reflected in the Statement of Condition) on advances by different product type at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
in millions	2013	2012
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$2,225.0	$1,005.0
Core (Term)	9,275.5	7,020.5
Returnables	—	400.0
Total adjustable/variable-rate indexed	$11,500.5	$8,425.5
Fixed rate:
Repo/Mid-Term Repo	$10,121.2	$15,712.3
Core (Term)	6,767.7	6,665.8
Returnables	9,000.0	6,000.0
Total fixed rate	$25,888.9	$28,378.1
Convertible	$2,287.5	$2,575.5
Amortizing/mortgage-matched:
Core (Term)	$263.3	$291.7
Total par balance	$39,940.2	$39,670.8

The Bank had no putable advances at June 30, 2013 or December 31, 2012.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the three months ended June 30, 2013 and December 31, 2012.

	June 30,	December 31,
Member Asset Size	2013	2012
Less than $100 million	20	26
Between $100 million and $500 million	105	111
Between $500 million and $1 billion	46	47
Between $1 billion and $5 billion	26	28
Greater than $5 billion	18	14
Total borrowing members during the year	215	226
Total membership	294	294
Percentage of members borrowing during the period	73.1%	76.9%
Total borrowing members with outstanding loan balances at period-end	176	178
Percentage of members borrowing at period-end	59.9%	60.5%

There was no change in the overall count of the members since year-end. The activity during the first six months of 2013 included one member's charter relocation out of the Bank's district and separate mergers involving two members within the Bank's district, fully offset by the addition of three new members.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2013.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, decreased by $145.0 million to $3.4 billion at June 30, 2013. New portfolio activity has been negatively impacted by rising mortgage rates in recent months.

Balances regarding the Bank’s loan products are summarized below. The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status and records cash payments received as a reduction of principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income.

However, government guaranteed mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank has a loan modification program for PFIs under the MPF Program. On non-government guaranteed loans, the Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), as some form of concession has been made by the Bank.

	June 30,	December 31,
(in millions)	2013	2012
Advances(1)	$40,569.6	$40,497.8
Mortgage loans held for portfolio, net(2)	3,387.5	3,532.5
Nonaccrual mortgage loans(3)	62.7	72.5
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.3	7.2
BOB loans, net	11.7	12.8
Nonaccrual BOB loans	0.4	0.6
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses. Includes TDRs of $11.8 million and $10.2 million at June 30, 2013 and December 31, 2012, respectively.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has improved since year-end 2012. As of June 30, 2013, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.7% of the MPF Original portfolio and 4.0% of the MPF Plus portfolio compared with 0.8% and 3.9%, respectively, at December 31, 2012. The actual amount of MPF Plus seriously delinquent loans and foreclosures has fallen from December 31, 2012 to June 30, 2013, but due to the run-off of the MPF Plus portfolio, the percentages have increased.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at June 30, 2013 and December 31, 2012.

	MPF CE structure June 30, 2013		ACL June 30, 2013
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.5	$123.8	$2.9	$(2.1)	$0.8
MPF Plus	24.8	44.7	25.1	(13.7)	11.4

	MPF CE structure December 31, 2012		ACL December 31, 2012
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.6	$109.4	$4.1	$(2.9)	$1.2
MPF Plus	27.4	46.2	27.8	(14.8)	13.0

Investments. At June 30, 2013, the sum of the Bank's interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold decreased approximately $3.1 billion from December 31, 2012 as the Bank's liquidity needs declined in the first half of 2013. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities including trading, AFS, and HTM securities totaled $11.7 billion at June 30, 2013 compared to $12.0 billion at December 31, 2012. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2013	December 31, 2012
Trading securities:
U.S. Treasury bills	$—	$350.0
Mutual funds	3.9	3.6
Total trading securities	$3.9	$353.6
AFS securities:
Mutual funds	$2.0	$2.0
Other U.S. obligations	19.6	21.0
GSE securities	1,893.3	1,169.3
State or local agency obligations	13.5	11.1
MBS:
Other U.S. obligations residential MBS	421.5	310.7
GSE residential MBS	3,088.5	2,992.8
Private label residential MBS	1,276.9	1,410.5
Private label home equity line of credit (HELOCs)	15.3	14.8
Total AFS securities	$6,730.6	$5,932.2
HTM securities:
Certificates of deposit	$400.0	$400.0
GSE securities	18.8	24.8
State or local agency obligations	249.0	254.8
MBS:
Other U.S. obligations residential MBS	1,648.0	1,922.6
GSE residential MBS	1,595.5	1,842.2
Private label residential MBS	1,034.4	1,208.5
HELOCs	10.9	12.1
Total HTM securities	$4,956.6	$5,665.0
Total investment securities	$11,691.1	$11,950.8

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of June 30, 2013. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mutual funds	$3.9	$—	$—	$—	$3.9
Total trading securities	$3.9	$—	$—	$—	$3.9
Yield on trading securities	n/a	n/a	n/a	n/a	n/a
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
Other U.S. obligations	—	—	19.6	—	19.6
GSE securities	400.2	1,371.0	112.8	9.3	1,893.3
State or local agency obligations	—	—	0.4	13.1	13.5
MBS:
Other U.S. obligations residential MBS	—	—	—	421.5	421.5
GSE residential MBS	—	129.9	710.4	2,248.2	3,088.5
Private label residential MBS	—	—	—	1,276.9	1,276.9
HELOCs	—	—	—	15.3	15.3
Total AFS securities	$402.2	$1,500.9	$843.2	$3,984.3	$6,730.6
Yield on AFS Securities	0.16	0.60	2.26	2.52	1.94
HTM securities:
Certificates of deposit	$400.0	$—	$—	$—	$400.0
GSE securities	—	18.8	—	—	18.8
State or local agency obligations	0.1	—	28.7	220.2	249.0
MBS:
Other U.S. obligations residential MBS	—	—	359.6	1,288.4	1,648.0
GSE residential MBS	—	120.2	787.8	687.5	1,595.5
Private label residential MBS	—	43.5	3.2	987.7	1,034.4
HELOCs	—	—	—	10.9	10.9
Total HTM securities	$400.1	$182.5	$1,179.3	$3,194.7	$4,956.6
Yield on HTM securities	0.16	3.86	2.48	1.88	1.95
Total investment securities	$806.2	$1,683.4	$2,022.5	$7,179.0	$11,691.1
Yield on investment securities	0.16	0.95	2.39	2.24	1.94
Securities purchased under agreements to resell	200.0	—	—	—	200.0
Interest-bearing deposits	5.1	—	—	—	5.1
Federal funds sold	3,790.0	—	—	—	3,790.0
Total investments	$4,801.3	$1,683.4	$2,022.5	$7,179.0	$15,686.2
As of June 30, 2013, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$3,376.8	$3,415.1
Fannie Mae	2,396.7	2,415.1
Ginnie Mae	1,709.9	1,719.8
Federal Farm Credit Banks	822.6	822.6
J.P. Morgan Mortgage Trust	411.2	411.4
National Credit Union Administration	359.6	360.9
Total	$9,076.8	$9,144.9

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of June 30, 2013, the Bank was obligated to fund approximately $410.5 million in additional advances, $31.9 million of mortgage loans and $8.4 billion in outstanding standby letters of credit, and to issue $555.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generated a retained earnings target of $605.0 million as of June 30, 2013. The Bank exceeded its retained earnings target as of June 30, 2013 as it had $615.8 million of retained earnings. The Bank's retained earnings target is projected to decline to $445 million by 2017, based on run-off of the private label MBS portfolio as well as the Bank's risk management actions. The framework also assists management in its overall analysis of the level of future dividends.

Retained earnings increased $56.5 million, to $615.8 million, at June 30, 2013 compared to $559.3 million at December 31, 2012. The increase in retained earnings during the first six months of 2013 reflected net income partially offset by $4.2 million of dividends paid. Total retained earnings at June 30, 2013 included unrestricted retained earnings of $573.1 million and restricted retained earnings (RRE) of $42.7 million.

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

	June 30,	December 31,
(in millions)	2013	2012
Permanent capital:
Capital stock (1)	$3,170.3	$3,247.6
Retained earnings	615.8	559.3
Total permanent capital	$3,786.1	$3,806.9
RBC requirement:
Credit risk capital	$637.1	$678.6
Market risk capital	162.2	113.6
Operations risk capital	239.8	237.7
Total RBC requirement	$1,039.1	$1,029.9
Excess permanent capital over RBC requirement	$2,747.0	$2,777.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital decreased $30.0 million from year-end due to higher RBC requirements and the partial repurchases of excess capital stock during 2013.

On June 24, 2013, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2013.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at June 30, 2013.

	June 30,	December 31,
(dollars in millions)	2013	2012
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,430.1	$2,584.7
Regulatory capital	3,786.1	3,806.9
Total assets	60,753.3	64,616.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	6.2%	5.9%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,037.7	$3,230.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,679.1	5,710.2
Leverage ratio (leverage capital as a percentage of total assets)	9.3%	8.8%

The increase in the ratios from December 31, 2012 to June 30, 2013 was primarily due to the decrease in total assets.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented below.

	June 30,	December 31,
(dollars in millions)	2013	2012
Commercial banks	$1,860.9	$1,702.5
Thrifts	911.2	991.9
Credit unions	47.2	44.3
Insurance companies	94.0	77.3
Total GAAP capital stock	2,913.3	2,816.0
Mandatorily redeemable capital stock	257.0	431.6
Total capital stock	$3,170.3	$3,247.6

The composition of the Bank's membership by institution type is presented below.

	June 30,	December 31,
	2013	2012
Commercial banks	179	181
Thrifts	78	78
Credit unions	30	28
Insurance companies	7	7
Total	294	294

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

The Bank made no changes to its critical accounting policies during the six months ended June 30, 2013.

Proposed and Recently Issued Accounting Guidance. See Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued and Adopted Accounting Guidance to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or that will become effective for the Bank in future periods.

The Finance Agency issued Advisory Bulletin 2012-02 (AB 2012-02), which establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. AB 2012-02 is expected to impact the Bank’s Statements of Income, Comprehensive Income, and Condition and will impact the Bank’s critical accounting policy for the Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The adverse classification requirements of AB 2012-02 will be effective for the Bank beginning January 1, 2014, and the charge-off requirements will be effective for the Bank beginning January 1, 2015, as clarified by Advisory Bulletin 2013-02 (AB 2013-02) issued in May 2013.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank has changed significantly over the past few years, starting with the Housing Act in 2008 and continuing with financial regulators' issuance of proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and deliberations by the U.S. Congress regarding housing finance and GSE reform. The Bank's business operations, funding costs, rights or obligations, a nd the business environment in which it carries out its housing finance mission, are likely to be affected by the Dodd-Frank Act. However, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. Certain regulatory actions and developments for the period covered by this report are summarized in this section.

Finance Agency Developments

Interim Final Rule Regarding Executive Compensation. On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by Fannie Mae, Freddie Mac, FHLBanks (regulated entities), and the Office of Finance. The Executive Compensation rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the regulated entities and the Office of Finance. The interim final rule also addresses the Finance Agency Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits a regulated entity or the Office of Finance to pay compensation to an executive officer that is not reasonable and comparable with compensation paid by such similar businesses involving similar duties and responsibilities. Failure by a regulated entity or the Office of Finance to comply with a rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 13, 2013, with comments due on July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments. On May 14, 2013, the Finance Agency re-published a proposed rule setting forth the standards that the Finance Agency shall take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary impact of this proposed rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC rules and to further refine limitations on golden parachute payments to further limit such payments made by Fannie Mae, Freddie Mac, or an FHLBank that are in a troubled financial condition or assigned certain less than satisfactory composite Finance Agency examination ratings. Comments on the proposed rule were due July 15, 2013.

Proposed Rule Regarding Use of Nationally Recognized Statistical Rating Organization (NRSRO) Credit Ratings. On May 23, 2013, the Finance Agency issued a proposed rule that would implement a provision in the Dodd-Frank Act that requires all federal agencies to review regulations that reference or require use of NRSRO credit ratings in the assessment of a security. The rule proposes to remove such references and requirements in the investments, liabilities and letter of credit regulations and to adopt new provisions that would require the FHLBanks to apply internal analytic standards and criteria to determine the credit quality of a security or obligation, subject to Finance Agency oversight and review. The proposed rule allows FHLBanks to use NRSROs in their credit rating analysis as long as they do not rely on the NRSROs as a principal factor. Comments on the proposed rule were due July 22, 2013.

Other Significant Developments

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
A first stage identifying those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•
A third stage analyzing the subject nonbank financial company using information collected directly from it. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBanks, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then its operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBanks, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then its operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85 % or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

Under the final rule, the Bank would likely be a nonbank financial company.

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year. If the Bank is designated for supervision by the Board (and therefore a significant nonbank financial company), the Bank would be subject to increased supervision and oversight as described above.

Money Market Mutual Fund (MMF) Reform. The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013 the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require MMFs to generally impose a liquidity fee if a fund's liquidity levels fell below a specified threshold and would permit the funds to suspend redemptions temporarily. The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted.
Basel Committee on Banking Supervision - Capital Framework. In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.
The new framework could require some member banks to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in con solidated obligations. Conversely, the new requirements could incent members to use term advances to create and maintain balance sheet liquidity. Most member banks must be in compliance with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.
Housing Finance and Housing GSE Reform. Congress continues to consider reforms for the U.S. housing finance system and the housing GSE's, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). Several new proposals have been offered recently that would wind down the Enterprises and replace them with a new housing finance system to support the secondary mortgage market. On June 25, 2013 a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal, entitled the Protecting American Taxpayers and Homeowners Act of 2013 (PATH Act) which was approved by the Committee on July 24, 2013. Both proposals would have direct implications for the FHLBanks if enacted.
While both proposals reflect the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (FMIC) as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities, in a catastrophic risk position. The FHLBanks, or a subsidiary, would be allowed to apply to become an approved issuer of covered securities to better ensure access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.
By contrast, the PATH Act effectively eliminates a government guarantee of conventional, conforming mortgages except for Federal Housing Administration, Department of Veteran Affairs and similar loans designed to serve first-time homebuyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through the newly established common market utility.
The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, the number of directors would be capped at 15, which could be an important factor in the context of two merging FHLBanks. Special provisions would govern mergers, capping the number of member directors allocated to a state at 2 until each state has at least 1 member director. Additionally, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBanks' members.
Any fundamental changes to the U.S. housing finance system could have consequences for the Bank and its ability to provide readily accessible liquidity to its members. However, it is impossible to determine at this time whether or when Congress or the Administration may act on housing GSE or housing finance reform. The ultimate effects of these efforts on the Bank are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operating risk, and business risk in accordance with Finance Agency regulations and consistent with the Bank’s risk profile. The risk profile was established by the Board, as were other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

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

The MV/CS ratio was 117.9% at June 30, 2013 and 115.1% at December 31, 2012. The improvement in the MV/CS was primarily due to narrower spreads and principal paydowns on the private label MBS portfolio and increased retained earnings. The improvement was partially offset by the effect of higher long-term interest rates. Because the MV/CS ratio was above the 90.0% floor at June 30, 2013, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases and dividend payouts. On July 30, 2013, the Bank repurchased all remaining excess capital stock for a total of $610.0 million. The Bank plans to institute monthly repurchases of all excess capital stock beginning in August 2013. The Bank also executed partial repurchases in February and April 2013 which totaled $700 million. These repurchases were somewhat offset by member capital stock purchases associated with incremental advance borrowing during the first half of 2013. The effect of the net capital reduction was an improvement in the MV/CS ratio.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid only cash dividends. On February 22, 2013, and April 30, 2013, the Bank paid a LIBOR-based annualized dividend of 32 basis points and 29 basis points per share, respectively. On July 30, 2013, the Bank paid an annualized dividend of 100 basis points per share.

In making decisions regarding future payment of dividends, the Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information. See the “Capital and Retained Earnings” discussion in Financial Condition in Item 2. Management’s Discussion and Analysis in this Form 10-Q for details regarding the Bank’s Retained Earnings policy.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency guidance. According to policy, loans identified as subprime are not eligible to be included in the member’s collateral position. However, the policy allows for low FICO loans with reasonable mitigating credit factors (i.e. low loan-to-value or debt-to-income ratios). Therefore, the Bank’s definition of a subprime loan is a loan with a low FICO score that does not possess reasonable mitigating credit factors.

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

The following table presents the Bank's duration of equity exposure calculated in accordance with the alternate methodology and the actual duration of equity at June 30, 2013 and December 31, 2012.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
June 30, 2013	1.9	1.7	2.1
December 31, 2012	1.1	0.6	1.3
Actual duration of equity:
June 30, 2013	3.0	2.8	3.2
December 31, 2012	2.5	1.8	2.6
Note:
Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Duration of equity increases from prior year-end reflect the effect of higher long-term interest rates and additional fixed rate assets net of associated funding. The overall low interest rate environment and model restrictions prevent rates from being shocked in a parallel manner which can distort the Base Case duration of equity measure. During the second quarter of 2013, the Bank incorporated smaller interest rate shocks when determining Base Case duration of equity to mitigate this effect. The impact of the methodology change partially offset the overall increase in the Base Case results.

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

The following table presents the Bank's EDS level and volatility as of June 30, 2013 and December 31, 2012. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at June 30, 2013 and December 31, 2012.

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

	EDS (1) Yield Curve Shifts (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
June 30, 2013	363	(54)	437	20	417	432	15	410	(7)
December 31, 2012 (2)	346	13	357	24	333	443	110	547	214

Year 2 Return Volatility
June 30, 2013	442	(39)	515	34	481	465	(16)	437	(44)
December 31, 2012	472	13	479	20	459	483	24	539	80
Notes:
(1) Based on GAAP earnings.
(2) Comparable levels of EDS based on adjusted earnings (excluding future potential OTTI charges which were projected for Year 1 only) were 35 basis points higher for all scenarios.

Projected EDS in the forward rate scenario increased for both Year 1 and Year 2 mainly due to higher earnings from higher long-term interest rates and lower OTTI projections in addition to lower projected capital stock levels. EDS volatility changes were mainly the result of floating rate reset risk changes, higher long-term interest rates, additional fixed rate assets net of associated funding, and mark-to-market position changes.

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

The daily exposure limit of EaR as approved by the Board is $2.2 million. The Bank's ALCO has established a lower exposure limit as an operating guideline at $1.8 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first six months of 2013. At June 30, 2013, EaR measured $1.1 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on a member’s total credit exposure or TCE, which includes advances with accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At June 30, 2013, TCE was $49.0 billion, comprised of approximately $39.9 billion in advance principal outstanding, $8.4 billion in letters of credit, $0.4 billion in advance commitments, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2012 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

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

During the first six months of 2013, there were 16 failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. Between July 1, 2013 and August 7, 2013, there was one additional failure of FDIC-insured institutions nationwide. It was not a member of the Bank.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member advance exposure.

The following table presents the Bank’s top ten borrowers with respect to their TCE at June 30, 2013.

	June 30, 2013
(dollars in millions)	TCE	% of Total
Sovereign Bank, N.A, DE (1)	$10,757.9	21.9%
Chase Bank USA, N.A., DE	9,976.3	20.3%
PNC Bank, National Association, DE (2)	7,080.6	14.4%
TD Bank, National Association, DE	6,976.1	14.2%
Susquehanna Bank, PA	1,581.1	3.2%
Ally Bank, UT (3)	1,500.2	3.1%
Fulton Bank, N.A., PA	978.6	2.0%
United Bank, WV	917.0	1.9%
Northwest Savings Bank, PA	731.8	1.5%
Wilmington Savings Fund Society FSB, DE	663.9	1.4%
	$41,163.5	83.9%
Other borrowers	7,902.1	16.1%
Total TCE outstanding	$49,065.6	100.0%
Notes:
(1) Sovereign Bank, N.A is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at June 30, 2013, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of June 30, 2013.

	June 30, 2013
(dollars in millions)	Advance Balance	% of Total
Sovereign Bank, N.A., DE (1)	$10,515.0	26.3%
Chase Bank USA, N.A., DE	9,975.0	25.0%
PNC Bank, National Association, DE (2)	7,000.1	17.5%
Ally Bank, UT (3)	1,500.0	3.8%
Susquehanna Bank, PA	1,156.2	2.9%
Fulton Bank, N.A., PA	898.3	2.2%
Northwest Savings Bank, PA	725.5	1.8%
Wilmington Savings Fund Society FSB, DE	663.8	1.7%
Customers Bank, PA	505.0	1.3%
Genworth Life Insurance Company, DE	492.9	1.2%
	$33,431.8	83.7%
Other borrowers	6,508.4	16.3%
Total advances	$39,940.2	100.0%
Notes:
(1) Sovereign Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

In comparison to the June 30, 2013 period-end balances disclosed above, the average year-to-date balances for the ten largest borrowers totaled $31.1 billion, or 84.4% of total average advances outstanding. During the six months ended June 30, 2013, the maximum outstanding balance to any one borrower was $12.2 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of June 30, 2013 and December 31, 2012. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	June 30, 2013	December 31, 2012
Letters of credit:
Public unit deposit	$8,265.4	$7,489.8
Tax exempt bonds	82.3	84.0
Other	51.1	62.4
Total	$8,398.8	$7,636.2
Expiration terms:
One year or less	$7,535.2	$6,900.6
After one year through five years	863.6	735.6
Total	$8,398.8	$7,636.2

At June 30, 2013 and December 31, 2012, the Bank had a concentration of letters of credit to one member totaling $7.0 billion and $6.6 billion, respectively. These amounts accounted for 83.1% and 85.9% of the total outstanding amount for each period, respectively.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2012 Form 10-K for additional information related to collateral policies.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate (as applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2012 Form 10-K.

The following table summarizes total eligible collateral values for all of the Bank’s members, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2013 and December 31, 2012. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	June 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$66,443.7	45.5%	$58,905.5	44.5%
High quality investment securities(1)	2,840.6	1.9	3,032.3	2.3
ORERC(2)/CFI(3) eligible collateral	67,450.9	46.1	61,579.6	46.5
Multi-family residential mortgage loans	9,468.7	6.5	8,901.4	6.7
Total eligible collateral value	$146,203.9	100.0%	$132,418.8	100.0%
Total TCE	$49,065.6		$48,115.9
Collateralization ratio (eligible collateral value to TCE outstanding)	298.0%		275.2%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.
(2) Other real estate related collateral

(3) Community Financial Institution

The following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status of all member borrowers as of June 30, 2013 and December 31, 2012.

	June 30, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$49,878.3	40.6%	$10,951.1	90.3%	$987.3	34.1%	$61,816.7	44.9%
High quality investment securities(1)	1,120.3	0.9	1,181.5	9.7	171.9	5.9	2,473.7	1.8
ORERC/CFI eligible collateral	62,613.4	51.0	—	—	1,618.0	55.8	64,231.4	46.6
Multi-family residential mortgage loans	9,147.2	7.5	—	—	120.9	4.2	9,268.1	6.7
Total eligible collateral value	$122,759.2	100.0%	$12,132.6	100.0%	$2,898.1	100.0%	$137,789.9	100.0%
Total TCE	$37,834.7	77.1%	$10,849.8	22.1%	$381.1	0.8%	$49,065.6	100.0%
Number of members	183	88%	7	3%	18	9%	208	100.0%

	December 31, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$46,112.5	40.9%	$7,317.0	92.4%	$1,315.4	35.1%	$54,744.9	44.1%
High quality investment securities(1)	1,442.6	1.3	599.7	7.6	205.4	5.5	2,247.7	1.8
ORERC/CFI eligible collateral	56,527.7	50.2	—	—	2,060.8	55.0	58,588.5	47.1
Multi-family residential mortgage loans	8,543.3	7.6	—	—	163.0	4.4	8,706.3	7.0
Total eligible collateral value	$112,626.1	100.0%	$7,916.7	100.0%	$3,744.6	100.0%	$124,287.4	100.0%
Total TCE	$40,620.0	84.4%	$7,045.2	14.6%	$450.7	1.0%	$48,115.9	100.0%
Number of members	183	87%	5	2%	24	11%	212	100.0%
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

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of June 30, 2013 and December 31, 2012, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $3.0 billion and $3.3 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values as of June 30, 2013 and December 31, 2012 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	June 30, 2013 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$—	$—	$200.0	$—	$—	$200.0
Federal funds sold	—	1,500.0	2,000.0	290.0	—	3,790.0
Total money market investments	—	1,500.0	2,200.0	290.0	—	3,990.0
Investment securities:
Certificates of deposit	—	400.0	—	—	—	400.0
Other U.S. obligations	—	19.6	—	—	—	19.6
GSE securities	—	1,912.1	—	—	—	1,912.1
State or local agency obligations	13.6	248.9	—	—	—	262.5
Total non-MBS	13.6	2,580.6	—	—	—	2,594.2
Other U.S. obligations residential MBS	—	2,069.5	—	—	—	2,069.5
GSE residential MBS	—	4,684.0	—	—	—	4,684.0
Private label residential MBS	—	25.2	110.3	381.6	1,794.2	2,311.3
HELOCs	—	—	10.9	—	15.3	26.2
Total MBS	—	6,778.7	121.2	381.6	1,809.5	9,091.0
Total investments	$13.6	$10,859.3	$2,321.2	$671.6	$1,809.5	$15,675.2

	December 31, 2012 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$—	$1,500.0	$1,000.0	$—	$—	$2,500.0
Federal funds sold		2,250.0	1,950.0	395.0		4,595.0
Total money market investments	—	3,750.0	2,950.0	395.0	—	7,095.0
Investment securities:
Certificates of deposit	—	400.0	—	—	—	400.0
U.S.Treasury bills	—	350.0	—	—	—	350.0
Other U.S. Obligations	—	21.0	—	—	—	21.0
GSE securities	—	1,194.1	—	—	—	1,194.1
State or local agency obligations	12.2	253.7	—	—	—	265.9
Total non-MBS	12.2	2,218.8	—	—	—	2,231.0
Other U.S. obligations residential MBS	—	2,233.3	—	—	—	2,233.3
GSE residential MBS	—	4,835.0	—	—	—	4,835.0
Private label residential MBS	23.7	43.7	113.0	487.3	1,951.3	2,619.0
HELOCs	—	12.1	—	—	14.8	26.9
Total MBS	23.7	7,124.1	113.0	487.3	1,966.1	9,714.2
Total investments	$35.9	$13,092.9	$3,063.0	$882.3	$1,966.1	$19,040.2
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $5.9 million and $5.6 million at June 30, 2013 and December 31, 2012, respectively.
(2) Balances exclude total accrued interest of $12.9 million and $12.8 million at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, there were credit rating agency actions affecting a total of 16 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2012. These securities had a total par value of $310.8 million as of June 30, 2013 reflected in the table above. Included in these downgrades were securities downgraded from “investment grade” to “below investment grade” and represented a total par balance of $44.0 million at June 30, 2013.

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

As of June 30, 2013, the Bank had unsecured exposure to 10 counterparties totaling $4.2 billion, or an average of $419.0 million per counterparty, with unsecured exposure to six counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at June 30, 2013 and December 31, 2012. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	June 30, 2013	December 31, 2012
Certificates of deposit	$400.0	$400.0
Federal funds sold	3,790.0	4,595.0
Total	$4,190.0	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of June 30, 2013, 81.1% of the Bank’s unsecured investment credit exposure in Federal funds sold and certificates of deposit were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2013, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
June 30, 2013 (1)
Carrying Value
Domicile of Counterparty	Investment Grade (2) (3)
	AA	A	BBB	Total
Domestic	$—	$—	$290.0	$290.0
U.S. subsidiaries of foreign commercial banks	—	500.0	—	500.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	290.0	790.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	400.0	500.0	—	900.0
Netherlands	750.0	—	—	750.0
Norway	—	500.0	—	500.0
Sweden	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,900.0	1,500.0	—	3,400.0
Total unsecured investment credit exposure	$1,900.0	$2,000.0	$290.0	$4,190.0

(in millions)
December 31, 2012
Carrying Value
Domicile of Counterparty	Investment Grade (2) (3)
	AA	A	BBB	Total
Domestic	$—	$—	$230.0	$230.0
U.S. subsidiaries of foreign commercial banks	—	500.0	165.0	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	395.0	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	400.0	1,000.0	—	1,400.0
Germany	—	450.0	—	450.0
Sweden	750.0	—	—	750.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	2,650.0	1,450.0	—	4,100.0
Total unsecured investment credit exposure	$2,650.0	$1,950.0	$395.0	$4,995.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after June 30, 2013. These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(2) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(3) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either June 30, 2013 or December 31, 2012.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At June 30, 2013 and December 31, 2012, 90% and 92%, respectively, of the carrying value of the total unsecured investments held by the Bank had overnight maturities.

(in millions)
June 30, 2013
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
Domestic	$290.0	$—	$—	$—	$—	$—	$290.0
U.S. subsidiaries of foreign commercial banks	500.0	—	—	—	—	—	500.0
Total domestic and U.S. subsidiaries of foreign commercial banks	790.0	—	—	—	—	—	790.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	—	—	—	750.0
Canada	500.0	400.0	—	—	—	—	900.0
Netherlands	750.0	—	—	—	—	—	750.0
Norway	500.0	—	—	—	—	—	500.0
Sweden	500.0	—	—	—	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	3,000.0	400.0	—	—	—	—	3,400.0
Total unsecured investment credit exposure	$3,790.0	$400.0	$—	$—	$—	$—	$4,190.0

(in millions)
December 31, 2012
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
Domestic	$230.0	$—	$—	$—	$—	$—	$230.0
U.S. subsidiaries of foreign commercial banks	665.0	—	—	—	—	—	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	895.0	—	—	—	—	—	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	—	—	—	750.0
Canada	1,000.0	200.0	200.0	—	—	—	1,400.0
Germany	450.0	—	—	—	—	—	450.0
Sweden	750.0	—	—	—	—	—	750.0
Netherlands	750.0	—	—	—	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	3,700.0	200.0	200.0	—	—	—	4,100.0
Total unsecured investment credit exposure	$4,595.0	$200.0	$200.0	$—	$—	$—	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at June 30, 2013 and December 31, 2012.

In addition, at June 30, 2013, the Bank had $0.2 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty in the United Kingdom. At December 31, 2012, the Bank had $2.5 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty each in Canada ($1.5 billion), the United Kingdom ($0.8 billion), and Germany ($0.2 billion). Also, as of June 30, 2013, the Bank held one full faith and credit U.S. guaranteed security with a foreign issuer in the amount of approximately $20 million. Other than this investment, the Bank did not own any financial instruments issued by foreign sovereign governments or other foreign entities as of June 30, 2013.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.2 billion and $1.8 billion as of June 30, 2013 and December 31, 2012, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio decreased $314.8 million from December 31, 2012 to June 30, 2013 due to paydowns.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $308.4 million from December 31, 2012 to June 30, 2013. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The increase in prices on OTTI securities during the first six months of 2013 increased the unrealized gains in AOCI from $19.0 million at December 31, 2012 to $64.2 million as of June 30, 2013. The weighted average price on these OTTI securities increased from 83 at December 31, 2012 to 85 at June 30, 2013. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2012 Form 10-K.

Approximately 25.7% of the Bank’s MBS portfolio at June 30, 2013 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

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

	June 30, 2013			December 31, 2012
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$230.5	$1,203.8	$1,434.3	$313.9	$1,357.6	$1,671.5
Alt-A	505.8	619.4	1,125.2	559.9	705.7	1,265.6
Subprime	—	6.3	6.3	—	6.5	6.5
Total private label MBS	$736.3	$1,829.5	$2,565.8	$873.8	$2,069.8	$2,943.6

Certain MBS securities have a fixed-rate component for a specified period of time and then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable-rate security. Examples include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has occurred.

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of June 30, 2013. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$—	$—
AA	—	—	—	18.7	18.7
A	—	—	—	67.4	67.4
BBB	—	—	27.8	217.8	245.6
Below investment grade:
BB	—	20.5	47.0	142.9	210.4
B	—	—	48.8	118.6	167.4
CCC	—	9.2	5.5	35.3	50.0
CC	13.8	111.4	32.8	—	158.0
C	113.3	44.9	—	—	158.2
D	198.3	111.2	49.1	—	358.6
Total	$325.4	$297.2	$211.0	$600.7	$1,434.3
Amortized cost	$257.0	$263.0	$200.0	$596.7	$1,316.7
Gross unrealized losses	—	(0.4)	(5.0)	(7.4)	(12.8)
Fair value	282.7	273.2	202.1	592.0	1,350.0
OTTI (1):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	86.9%	91.9%	95.8%	98.6%	94.1%
Original weighted average credit support	7.0	8.1	4.3	5.3	6.1
Weighted-average credit support - current	0.4	2.0	5.0	11.3	6.0
Weighted avg. collateral delinquency(2)	14.8	13.5	11.7	8.6	11.5

	Private Label MBS by Vintage - Alt-A (3)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$—	$—
AA	—	—	—	6.5	6.5
A	—	20.9	5.8	28.3	55.0
BBB	—	—	—	132.3	132.3
Below investment grade:
BB	—	—	—	9.0	9.0
B	—	—	37.7	17.1	54.8
CCC	—	38.6	57.3	44.5	140.4
CC	—	47.6	9.9	2.8	60.3
C	—	53.8	—	—	53.8
D	225.0	324.7	63.4	—	613.1
Total	$225.0	$485.6	$174.1	$240.5	$1,125.2
Amortized cost	$166.3	$386.8	$165.0	$233.4	$951.5
Gross unrealized losses	—	(5.4)	(8.8)	(3.2)	(17.4)
Fair value	173.6	399.5	156.5	232.9	962.5
OTTI (1):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	(0.2)	(0.1)	—	(0.1)	(0.4)
Net OTTI losses, credit portion	$(0.2)	$(0.1)	$—	$(0.1)	$(0.4)
Weighted average fair value/par	77.2%	82.3%	89.9%	96.8%	85.5%
Original weighted average credit support	13.6	9.8	5.9	5.0	8.9
Weighted-average credit support - current	—	1.3	6.3	16.0	5.1
Weighted avg. collateral delinquency(2)	24.4	20.4	13.5	9.7	17.9
Notes:
(1) For the six months ended June 30, 2013.
(2) Delinquency information is presented at the cross-collateralization level.
(3) Includes HELOCs

The Bank’s subprime private label MBS balances are immaterial to the overall portfolio; therefore, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total portfolio as of June 30, 2013. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in Item 1A. Risk Factors in the Bank's 2012 Form 10-K.

	June 30, 2013
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$575.3	$572.1
J.P. Morgan Chase & Co.	475.8	476.1
Countrywide Financial Corp. (2)	264.9	260.0
Wells Fargo & Co.	238.8	238.9
Citigroup Inc.	173.0	165.6
GMAC LLC	133.4	133.4
Other	476.3	471.5
Total	$2,337.5	$2,317.6

	June 30, 2013
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$783.9	$782.2
Nationstar Mortgage Inc.	575.3	572.1
Bank of America Corp.	309.1	303.5
U.S. Bank NA	182.5	182.5
CitiMortgage, Inc.	173.0	165.6
Other	313.7	311.7
Total	$2,337.5	$2,317.6
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Nationstar Mortgage Inc. is now servicing all but one of the bonds, and six different trustees have assumed responsibility for these 20 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing these private label MBS.

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at June 30, 2013.

	June 30, 2013
(dollars in millions)	Par	Amortized Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate(1)
Residential MBS backed by:
Prime loans:
First lien	$456.2	$452.1	$(12.8)	10.9%
Alt-A and other:
Alt-A other	425.2	400.5	(17.4)	13.5%
Subprime loans:
First lien	3.9	3.9	(0.2)	20.3%
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

OTTI. During the six months ended June 2013 and 2012, the Bank recognized $0.4 million and $10.8 million, respectively, of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The Bank’s estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank coordinates with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank’s private label MBS. This process is described in Note 5 - OTTI to the unaudited financial statements included in this Form 10-Q.

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its second quarter 2013 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	9.8	22.3	42.5	0.4
2006	10.0	20.0	38.0	2.2
2005	12.7	9.0	30.4	6.7
2004 and prior	16.7	4.6	28.4	9.7
Total Prime	12.6	13.4	34.5	5.1
Alt-A:
2007	10.0	36.6	43.3	0.0
2006	10.2	30.7	46.8	0.3
2005	10.9	17.8	41.8	1.1
2004 and prior	13.8	10.8	29.7	15.2
Total Alt-A	11.3	24.9	40.4	4.9
Subprime:
2004 and prior	7.1	29.8	72.3	39.8
Total Residential MBS	12.0	18.5	37.2	5.1

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC.

At June 30, 2013, the Bank had 49 private label MBS that have had OTTI charges during their life. The Bank has recognized $268.7 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. The Bank recognized $78.2 million of actual cash losses life-to-date, of which $10.2 million was incurred during the second quarter of 2013. Also during 2013, one OTTI security that had life-to-date credit losses of $0.1 million matured for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

By comparison, at June 30, 2012, the Bank had 52 private label MBS that have had OTTI charges during their life, including one deemed to be OTTI for the first time. The Bank has recognized $314.1 million of credit losses on these securities life-to-date. During the first six months of 2012, the Bank realized $13.2 million of actual principal writedowns and $32.9 million life-to-date. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

The following tables present the amount of credit-related and non-credit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities. The Bank did not have OTTI charges on its private label MBS for the three months ended June 30, 2013.

	Three Months Ended June 30, 2012
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—
Securities previously impaired prior to current period	(3.6)	2.5	(1.1)
Total	$(3.6)	$2.5	$(1.1)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(0.1)	$(0.7)	$(0.8)
Securities previously impaired prior to current period	(0.4)	0.4	—	(10.7)	9.3	(1.4)
Total	$(0.4)	$0.4	$—	$(10.8)	$8.6	$(2.2)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank’s investment and is recognized as interest income over the life of the investment. Significant increases in cash flows resulted in $4.3 million and $4.5 million of interest income for the first half of 2013 and 2012, respectively.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first half of 2013. During the first half of 2012, the Bank transferred private label MBS with a fair value of $11.3 million, as of the date of the transfer.

Management will continue to evaluate all impaired securities, including those private label MBS on which OTTI has been recorded. Material credit losses have occurred on private label MBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. The Bank cannot estimate the future amount of any additional credit losses.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at June 30, 2013. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

	Three Months Ended June 30, 2013
	Adverse Case
($ in millions)	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	—	$—	$—
Alt-A	1	42.9	(0.6)
Subprime	—	—	—
HELOCs	1	2.8	(0.1)
Total	2	$45.7	$(0.7)
Note:
(1) Of these 2 securities, both had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.4 billion and $3.5 billion at June 30, 2013 and December 31, 2012, respectively, after an allowance for credit losses of $12.2 million and $14.2 million, respectively.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies which provide Primary Mortgage Insurance (PMI) and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2013, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of June 30, 2013, $65.3 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2013 was $19.8 million and $7.8 million. As of December 31, 2012 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI was $22.4 million and $8.7 million.

BOB Loans. The Bank's BOB loan program is targeted to small businesses in the Bank's district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. See Item 1. Business in the Bank's 2012 Form 10-K for additional information about the BOB loan program. The allowance for credit losses on BOB loans was $2.4 million and $2.5 million at June 30, 2013 and December 31, 2012, respectively.

Derivative Counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be either over-the-counter with a counterparty (referred to as bilateral derivatives) or, effective June 10, 2013, over-the-counter cleared through a Futures Commission Merchant (i.e., clearing member) with a Central Counterparty Clearing House (referred to as cleared derivatives). The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

The Bank is subject to credit risk due to the risk of non-performance by derivative counterparties to its derivative agreements. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements and other credit enhancements are used and are effective in mitigating the risk. The Bank is also required to follow the requirements set forth by applicable regulation.

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to derivative agreements. The Bank requires collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative agreements with counterparties as of June 30, 2013.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Central Counterparty Clearing Houses (Clearing Houses). The requirement that the Bank post initial and variation margin through the clearing member, on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing member or the Clearing Houses fail to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing members. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2013.

The contractual or notional amount of interest-rate exchange agreements reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to interest-rate exchange agreements is the estimated cost of replacing interest-rate swaps, forward agreements and purchased caps and floors if the counterparty defaults, minus the value of any related collateral. In determining maximum credit risk, the Bank considers, with respect to each counterparty, accrued interest receivables and payables as well as the legal right to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2013 and December 31, 2013.

(in millions)	June 30, 2013
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$12.6	$—	$—	$12.6
A	4,231.4	29.1	(4.5)	(17.1)	7.5
Liability positions with credit exposure:
Cleared derivatives (2)	663.2	2.0	—	—	2.0
Total derivative positions with credit exposure to non-member counterparties	5,194.6	43.7	(4.5)	(17.1)	22.1
Member institutions (3)	31.9	0.2	—	—	0.2
Total	$5,226.5	$43.9	$(4.5)	$(17.1)	$22.3
Derivative positions without credit exposure	31,085.2
Total notional	$36,311.7

(in millions)	December 31, 2012
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
AA	$403.0	$16.7	$(1.0)	$—	$15.7
A	6,323.3	42.4	(30.9)	(1.3)	10.2
Total derivative positions with credit exposure to non-member counterparties	6,726.3	59.1	(31.9)	(1.3)	25.9
Member institutions (3)	34.3	0.6	—	—	0.6
Total	$6,760.6	$59.7	$(31.9)	$(1.3)	$26.5
Derivative positions without credit exposure	24,453.4
Total notional	$31,214.0
Notes:

(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2013. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSRO's used by the Bank.
(2) Represents derivative transactions cleared with Clearing Houses, which are not rated.
(3) Member institutions include mortgage delivery commitments. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the Bank or eligible collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of June 30, 2013 and December 31, 2012.

Notional Greater Than 10%	June 30, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$8,170.8	22.5	A	$5,930.5	19.0
Morgan Stanley Capital	BBB	4,022.8	11.1	BBB	3,185.6	10.2
JP Morgan Chase Bank, NA	A	3,967.8	10.9	A	3,588.5	11.5
BNP Paribas	(1)	(1)	(1)	A	4,168.6	13.4
All others	n/a	20,150.3	55.5	n/a	14,340.8	45.9
Total		$36,311.7	100.0		$31,214.0	100.0

Net Credit Exposure Greater Than 10%	June 30, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$12.6	56.3	AA	$15.0	56.9
HSBC Bank USA, NA	A	4.6	20.6	A	3.9	14.6
UBS AG	(2)	(2)	(2)	A	5.1	19.2
All others	n/a	5.1	23.1	n/a	2.5	9.3
Total		$22.3	100.0		$26.5	100.0
Notes:
(1) The percentage of notional is not greater than 10% as of June 30, 2013.
(2) The counterparty has no credit exposure as of June 30, 2013.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	June 30, 2013
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$143.3	$143.2	$141.1
United Kingdom	67.2	62.2	62.4
Germany	87.5	72.5	75.1
Total	$298.0	$277.9	$278.6

(in millions)	December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$172.0	$172.0	$171.5
United Kingdom	50.0	40.0	39.8
Germany	34.2	19.2	35.6
Total	$256.2	$231.2	$246.9
Note: The average maturity of these derivative contracts is October 2018 and September 2017 at June 30, 2013 and December 31, 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	June 30, 2013
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$4.7	$4.7	$4.5
United Kingdom	22.8	17.2	15.4
Total	$27.5	$21.9	$19.9

(in millions)	December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$6.2	$6.2	$6.7
United Kingdom	25.5	19.3	20.6
Switzerland	9.9	4.9	4.8
Total	$41.6	$30.4	$32.1
Note: The average maturity of these derivative contracts is June 2018 and December 2017 at June 30, 2013 and December 31, 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of June 30, 2013. In July 2013, Moody's upgraded the outlook from negative to stable. These ratings measure the likelihood of timely payment of principal and interest. At June 30, 2013, the Bank’s consolidated obligation bonds outstanding increased to $38.0 billion compared to $35.1 billion at December 31, 2012. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at June 30, 2013 decreased to $17.7 billion compared to $24.2 billion at December 31, 2012, primarily due to a decrease in short-term advance activity. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. During the first six months of 2013, funding levels remained relatively stable until late in the second quarter when spreads widened along with other fixed income securities, due to uncertainty surrounding future Federal Reserve bond purchases. Consolidated obligations bonds often have investor-determined features. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At June 30, 2013, callable bonds issued by the Bank were up approximately $5.1 billion from December 31, 2012. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at June 30, 2013.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At June 30, 2013 and December 31, 2012, excess contingency liquidity was approximately $16.0 billion and $20.7 billion, respectively.

Refer to the Liquidity and Funding Risk section of the Bank's 2012 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2012 Form 10-K for additional information.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Interest income:
Advances	$56,519	$65,417	$112,299	$130,905
Prepayment fees on advances, net	402	7,364	2,115	12,036
Interest-bearing deposits	139	199	256	340
Securities purchased under agreements to resell	258	1,218	834	1,699
Federal funds sold	1,136	575	2,599	1,036
Trading securities	3	313	63	688
Available-for-sale (AFS) securities	28,800	32,766	57,565	64,081
Held-to-maturity (HTM) securities	25,139	34,745	52,163	72,255
Mortgage loans held for portfolio	35,629	42,521	73,263	87,504
Total interest income	148,025	185,118	301,157	370,544
Interest expense:
Consolidated obligations - discount notes	4,523	4,115	9,768	5,884
Consolidated obligations - bonds	100,584	130,860	202,641	272,118
Mandatorily redeemable capital stock	730	53	1,019	114
Deposits	83	151	214	277
Other borrowings	4	10	11	21
Total interest expense	105,924	135,189	213,653	278,414
Net interest income	42,101	49,929	87,504	92,130
Provision (benefit) for credit losses	(1,222)	39	(1,343)	117
Net interest income after provision (benefit) for credit losses	43,323	49,890	88,847	92,013
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	(1,140)	—	(2,191)
OTTI losses reclassified (from) AOCI (Note 5)	—	(2,519)	(442)	(8,647)
Net OTTI losses, credit portion (Note 5)	—	(3,659)	(442)	(10,838)
Net gains (losses) on trading securities (Note 2)	52	(289)	283	146
Net gains (losses) on derivatives and hedging activities (Note 9)	7,152	(4,848)	8,736	(841)
Other, net	3,824	2,113	6,151	4,443
Total other noninterest income (loss)	11,028	(6,683)	14,728	(7,090)
Other expense:
Compensation and benefits expense	9,910	8,707	19,140	18,260
Other operating expense	7,120	6,721	13,149	12,571
Finance Agency expense	794	1,092	1,966	2,418
Office of Finance expense	847	881	1,801	1,661
Total other expense	18,671	17,401	36,056	34,910
Income before assessments	35,680	25,806	67,519	50,013
Affordable Housing Program (AHP) assessment	3,641	2,586	6,854	5,013
Net income	$32,039	$23,220	$60,665	$45,000
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	28,167	30,751	27,976	31,241
Basic and diluted earnings per share	$1.14	$0.76	$2.17	$1.44
Dividends per share	$0.07	$0.03	$0.15	$0.05
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$32,039	$23,220	$60,665	$45,000
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(47,348)	12,964	(52,186)	12,343
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI losses transferred from HTM securities	—	—	—	(662)
Net change in fair value of OTTI securities	9,003	6,108	23,367	55,254
Unrealized gains	6,381	416	21,441	7,510
Reclassification of non-credit portion included in net income	—	2,519	442	9,309
Total net non-credit portion of OTTI losses on AFS securities	15,384	9,043	45,250	71,411
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	—	(662)
Reclassification of non-credit portion from HTM to AFS securities	—	—	—	662
Total net non-credit portion of OTTI losses on HTM securities	—	—	—	—
Reclassification of net losses included in net income relating to hedging activities	1	—	1	—
Pension and post-retirement benefits	25	12	51	25
Total other comprehensive income (loss)	(31,938)	22,019	(6,884)	83,779
Total comprehensive income	$101	$45,239	$53,781	$128,779
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

(in thousands)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$933,091	$1,350,594
Interest-bearing deposits	5,071	11,435
Federal funds sold	3,790,000	4,595,000
Securities purchased under agreements to resell	200,000	2,500,000
Investment securities:
Trading securities	3,864	353,590
AFS securities, at fair value, includes $83,485 pledged as collateral that may be repledged at June 30, 2013 (Note 3)	6,730,584	5,932,248
HTM securities; fair value of $4,997,277 and $5,755,755, respectively (Note 4)	4,956,657	5,664,954
Total investment securities	11,691,105	11,950,792
Advances (Note 6)	40,569,601	40,497,787
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $12,208 and $14,163, respectively (Note 8)	3,387,448	3,532,549
Banking on Business (BOB) loans, net of allowance for credit losses of $2,362 and $2,481, respectively (Note 8)	11,771	12,846
Accrued interest receivable	86,850	92,685
Premises, software and equipment, net	11,734	13,299
Derivative assets (Note 9)	39,339	27,803
Other assets	27,336	31,482
Total assets	$60,753,346	$64,616,272

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

(in thousands, except par value)	June 30, 2013	December 31, 2012
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$784,222	$960,903
Noninterest-bearing	37,000	38,988
Total deposits	821,222	999,891
Consolidated obligations, net: (Note 10)
Discount notes	17,702,767	24,148,453
Bonds	37,949,097	35,135,608
Total consolidated obligations, net	55,651,864	59,284,061
Mandatorily redeemable capital stock (Note 11)	257,032	431,566
Accrued interest payable	115,692	114,003
Affordable Housing Program	29,206	24,457
Derivative liabilities (Note 9)	174,624	310,425
Other liabilities	127,822	22,924
Total liabilities	57,177,462	61,187,327
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 29,133 and 28,160 shares	2,913,312	2,815,965
Retained earnings:
Unrestricted	573,110	528,767
Restricted	42,641	30,508
Total retained earnings	615,751	559,275
Accumulated other comprehensive income (AOCI)	46,821	53,705
Total capital	3,575,884	3,428,945
Total liabilities and capital	$60,753,346	$64,616,272
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$60,665	$45,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(17,225)	9,338
Change in net fair value adjustment on derivative and hedging activities	12,738	24,640
Net OTTI credit losses	442	10,838
Other adjustments	(1,344)	114
Net change in:
Trading securities	349,726	250,440
Accrued interest receivable	5,864	9,040
Other assets	569	1,206
Accrued interest payable	1,686	(4,743)
Other liabilities	2,172	1,208
Total adjustments	354,628	302,081
Net cash provided by operating activities	$415,293	$347,081
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $6,364 and $10,685 to other FHLBanks for mortgage loan program)	$(213,618)	$46,834
Securities purchased under agreements to resell	2,300,000	(1,915,000)
Federal funds sold	805,000	1,250,000
Premises, software and equipment, net	(1,274)	(1,809)
AFS securities:
Proceeds	834,893	1,199,827
Purchases	(1,537,301)	(2,374,812)
HTM securities:
Net change in short-term	—	(850,000)
Proceeds from long-term	708,794	790,858
Advances:
Proceeds	126,972,396	80,848,993
Made	(127,239,997)	(83,967,159)
Mortgage loans held for portfolio:
Proceeds	452,744	478,046
Purchases	(304,608)	(217,948)
Net cash provided by (used in) investing activities	$2,777,029	$(4,712,170)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Six months ended June 30,
(in thousands)	2013	2012
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(206,068)	$15,712
Net payments for derivative contracts with financing element	(16,007)	(31,364)
Net proceeds from issuance of consolidated obligations:
Discount notes	166,621,396	180,216,655
Bonds (none from other FHLBanks)	19,167,722	13,783,809
Payments for maturing and retiring consolidated obligations:
Discount notes	(173,065,342)	(174,878,608)
Bonds	(16,030,078)	(14,968,585)
Proceeds from issuance of capital stock	622,717	159,119
Payments for repurchase/redemption of mandatorily redeemable capital stock	(175,232)	(21,152)
Payments for repurchase/redemption of capital stock	(524,672)	(255,958)
Cash dividends paid	(4,261)	(1,640)
Net cash (used in) provided by financing activities	$(3,609,825)	$4,017,988
Net (decrease) in cash and cash equivalents	$(417,503)	$(347,101)
Cash and cash equivalents at beginning of the period	1,350,594	634,278
Cash and cash equivalents at end of the period	$933,091	$287,177
Supplemental disclosures:
Interest paid	$233,308	$307,120
AHP payments, net	2,105	1,706
Transfers of mortgage loans to real estate owned	10,217	11,379
Non-cash transfer of OTTI HTM securities to AFS	—	11,268
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Issuance of capital stock	1,591	159,119	—	—	—	—	159,119
Repurchase/redemption of capital stock	(2,560)	(255,958)	—	—	—	—	(255,958)
Net shares reclassified to mandatorily redeemable capital stock	(1,832)	(183,205)	—	—	—	—	(183,205)
Comprehensive income	—	—	36,000	9,000	45,000	83,779	128,779
Cash dividends	—	—	(1,640)	—	(1,640)	—	(1,640)
June 30, 2012	31,098	$3,109,819	$465,134	$13,566	$478,700	$(78,586)	$3,509,933

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	6,227	622,717	—	—	—	—	622,717
Repurchase/redemption of capital stock	(5,247)	(524,672)	—	—	—	—	(524,672)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income	—	—	48,532	12,133	60,665	(6,884)	53,781
Cash dividends	—	—	(4,189)	—	(4,189)	—	(4,189)
June 30, 2013	29,133	$2,913,312	$573,110	$42,641	$615,751	$46,821	$3,575,884
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Background Information

The Bank, a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet membership regulation standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock a member owns is based on outstanding advances, letters of credit, membership asset value, and the principal balance of certain residential mortgage loans previously sold to the Bank. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 12 - Transactions with Related Parties for additional information.

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

As provided by the Housing and Economic Recovery Act of 2008 as amended (Housing Act), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 10 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. In May 2013, the Finance Agency issued Advisory Bulletin 2013-02 (AB 2013-02) which clarifies that the adverse classification requirements of AB 2012-02 will be effective for the Bank beginning January 1, 2014, and the charge-off requirements will be effective for the Bank beginning January 1, 2015. The Bank is currently assessing the provisions of AB 2012-02 and has not yet determined the effect that it will have on the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure such obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. The Bank's joint and several obligation associated with its consolidated obligations is within the scope of this guidance. However, this guidance will have no impact on the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Federal Funds Rate as a Benchmark Rate. During July 2013, the FASB issued guidance permitting the use of the Federal funds effective swap rate as a benchmark interest rate for hedge accounting. This guidance allows the Bank to use this benchmark rate on a prospective basis in new or re-designated hedging relationships beginning July 17, 2013. This guidance may impact the Bank's Statement of Income, Statement of Comprehensive Income, or Statement of Condition if it elects to utilize this hedging strategy in future periods.

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

Disclosures of Amounts Reclassified Out of Accumulated Other Comprehensive Income. During February 2013, the FASB issued guidance to improve the transparency of disclosures about reclassifications out of AOCI. The guidance requires disclosure of significant amounts reclassified out of AOCI and cross-references to other reclassification disclosures required by GAAP. This guidance was effective for the Bank beginning January 1, 2013 and was applied prospectively. Refer to Note 11- Capital for this disclosure.

Notes to Financial Statements (continued)

Note 2 – Trading Securities

The following table presents trading securities as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
U.S. Treasury bills	$—	$349,990
Mutual funds	3,864	3,600
Total	$3,864	$353,590

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $3.9 million and $3.7 million at June 30, 2013 and December 31, 2012, respectively, as reported in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the second quarter and the first six months of 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net unrealized gains on trading securities held at period-end	$53	$129	$319	$241
Net realized (losses) on securities sold/matured during the period	(1)	(418)	(36)	(95)
Net gains (losses) on trading securities	$52	$(289)	$283	$146

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of June 30, 2013 and December 31, 2012.

	June 30, 2013
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	19,950	—	—	(308)	19,642
GSE securities	1,901,559	—	535	(8,766)	1,893,328
State or local agency obligations	14,980	—	—	(1,493)	13,487
Total non-MBS	$1,938,482	$—	$540	$(10,567)	$1,928,455
MBS:
Other U.S. obligations residential MBS	$422,248	$—	$73	$(833)	$421,488
GSE residential MBS	3,094,285	—	12,633	(18,463)	3,088,455
Private label MBS:
Private label residential MBS	1,214,980	(5,552)	67,650	(179)	1,276,899
HELOCs	13,136	(312)	2,463	—	15,287
Total private label MBS	1,228,116	(5,864)	70,113	(179)	1,292,186
Total MBS	$4,744,649	$(5,864)	$82,819	$(19,475)	$4,802,129
Total AFS securities	$6,683,131	$(5,864)	$83,359	$(30,042)	$6,730,584

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	16	—	21,016
GSE securities	1,169,850	—	296	(802)	1,169,344
State or local agency obligations	11,400	—	—	(270)	11,130
Total non-MBS	$1,204,243	$—	$317	$(1,072)	$1,203,488
MBS:
Other U.S. obligations residential MBS	$310,541	$—	$284	$(120)	$310,705
GSE residential MBS	2,956,471	—	36,379	(29)	2,992,821
Private label MBS:
Private label residential MBS	1,391,941	(29,142)	48,045	(368)	1,410,476
HELOCs	14,662	(532)	628	—	14,758
Total private label MBS	1,406,603	(29,674)	48,673	(368)	1,425,234
Total MBS	$4,673,615	$(29,674)	$85,336	$(517)	$4,728,760
Total AFS securities	$5,877,858	$(29,674)	$85,653	$(1,589)	$5,932,248
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $4.3 million and $4.6 million at June 30, 2013 and December 31, 2012, respectively, as reported in Other liabilities in the Statement of Condition.

As of June 30, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.7 million, credit losses of $268.7 million and OTTI-related accretion adjustments of $0.9 million. As of December 31, 2012, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.0 million and credit losses of $293.5 million, partially offset by OTTI-related accretion adjustments of $1.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through accumulated comprehensive income (AOCI) to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Non-credit portion of OTTI losses	$(5,864)	$(29,674)
Net unrealized gains on OTTI securities since their last OTTI credit charge	70,113	48,673
Net non-credit portion of OTTI gains on AFS securities in AOCI	$64,249	$18,999

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of June 30, 2013 and December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
Other U.S. obligations	$19,642	$(308)	$—	$—	$19,642	$(308)
GSE securities	1,192,868	(8,733)	249,967	(33)	1,442,835	(8,766)
State or local agency obligations	4,059	(391)	9,428	(1,102)	13,487	(1,493)
Total non-MBS	$1,216,569	$(9,432)	$259,395	$(1,135)	$1,475,964	$(10,567)
MBS:
Other U.S. obligations residential MBS	$311,660	$(771)	$26,015	$(62)	$337,675	$(833)
GSE residential MBS	697,875	(18,463)	—	—	697,875	(18,463)
Private label:
Private label residential MBS	77,481	(1,669)	99,819	(4,062)	177,300	(5,731)
HELOCs	—	—	1,682	(312)	1,682	(312)
Total private label MBS	77,481	(1,669)	101,501	(4,374)	178,982	(6,043)
Total MBS	$1,087,016	$(20,903)	$127,516	$(4,436)	$1,214,532	$(25,339)
Total	$2,303,585	$(30,335)	$386,911	$(5,571)	$2,690,496	$(35,906)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE securities	$719,190	$(708)	$49,907	$(94)	$769,097	$(802)
State or local agency obligations	11,130	(270)	—	—	11,130	(270)
Total non-MBS	$730,320	$(978)	$49,907	$(94)	$780,227	$(1,072)
MBS:
Other U.S. obligations residential MBS	$94,848	$(120)	$—	$—	$94,848	$(120)
GSE residential MBS	72,619	(29)	—	—	72,619	(29)
Private label:
Private label residential MBS	12,728	(60)	521,311	(29,450)	534,039	(29,510)
HELOCs	—	—	3,230	(532)	3,230	(532)
Total private label MBS	12,728	(60)	524,541	(29,982)	537,269	(30,042)
Total MBS	$180,195	$(209)	$524,541	$(29,982)	$704,736	$(30,191)
Total	$910,515	$(1,187)	$574,448	$(30,076)	$1,484,963	$(31,263)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s

Notes to Financial Statements (continued)

creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. Refer to description in Note 4 - Held-to-Maturity Securities. The Bank transferred no private label MBS from HTM to AFS during the first six months of 2013 and one during the first six months of 2012. This security had an OTTI credit loss recorded during the period in which it was transferred and had an amortized cost of $11.9 million, an OTTI recognized in OCI of $(0.7) million, and a fair value of $11.2 million.

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2013 and December 31, 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$401,990	$402,165	$201,993	$201,832
Due after one year through five years	1,378,161	1,370,993	969,850	969,510
Due after five years through ten years	133,776	132,865	21,000	21,016
Due in more than ten years	24,555	22,432	11,400	11,130
AFS securities excluding MBS	1,938,482	1,928,455	1,204,243	1,203,488
MBS	4,744,649	4,802,129	4,673,615	4,728,760
Total AFS securities	$6,683,131	$6,730,584	$5,877,858	$5,932,248

Interest Rate Payment Terms.  The following table details interest payment terms at June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Amortized cost of AFS securities other than MBS:
Fixed-rate	$1,154,032	$504,298
Variable-rate	784,450	699,945
Total non-MBS	$1,938,482	$1,204,243
Amortized cost of AFS MBS:
Fixed-rate	$2,232,533	$2,050,785
Variable-rate	2,512,116	2,622,830
Total MBS	$4,744,649	$4,673,615
Total AFS securities	$6,683,131	$5,877,858
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

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of June 30, 2013 and December 31, 2012.

	June 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$12	$—	$400,012
GSE securities	18,794	828	—	19,622
State or local agency obligations	249,034	4,850	(12,268)	241,616
Total non-MBS	$667,828	$5,690	$(12,268)	$661,250
MBS:
Other U.S. obligations residential MBS	$1,648,001	$11,186	$(5)	$1,659,182
GSE residential MBS	1,595,528	56,011	(122)	1,651,417
Private label MBS:
Private label residential MBS	1,034,378	4,507	(22,959)	1,015,926
HELOCs	10,922	—	(1,420)	9,502
Total private label MBS	1,045,300	4,507	(24,379)	1,025,428
Total MBS	$4,288,829	$71,704	$(24,506)	$4,336,027
Total HTM securities	$4,956,657	$77,394	$(36,774)	$4,997,277

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$36	$—	$400,036
GSE securities	24,830	1,283	—	26,113
State or local agency obligations	254,734	8,961	(14,202)	249,493
Total non-MBS	$679,564	$10,280	$(14,202)	$675,642
MBS:
Other U.S. obligations residential MBS	$1,922,589	$12,568	$—	$1,935,157
GSE residential MBS	1,842,212	98,878	(137)	1,940,953
Private label MBS:
Private label residential MBS	1,208,482	12,720	(27,510)	1,193,692
HELOCs	12,107	—	(1,796)	10,311
Total private label MBS	1,220,589	12,720	(29,306)	1,204,003
Total MBS	$4,985,390	$124,166	$(29,443)	$5,080,113
Total HTM securities	$5,664,954	$134,446	$(43,645)	$5,755,755

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of June 30, 2013 and December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$134,442	$(12,268)	$134,442	$(12,268)
MBS:
Other U.S. obligations residential MBS	$14,578	$(5)	$—	$—	$14,578	$(5)
GSE residential MBS	—	—	14,941	(122)	14,941	(122)
Private label MBS:
Private label residential MBS	390,610	(5,172)	246,979	(17,787)	637,589	(22,959)
HELOCs	—	—	9,502	(1,420)	9,502	(1,420)
Total private label MBS	390,610	(5,172)	256,481	(19,207)	647,091	(24,379)
Total MBS	$405,188	$(5,177)	$271,422	$(19,329)	$676,610	$(24,506)
Total	$405,188	$(5,177)	$405,864	$(31,597)	$811,052	$(36,774)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$136,248	$(14,202)	$136,248	$(14,202)
MBS:
GSE residential MBS	$45,809	$(3)	$17,072	$(134)	$62,881	$(137)
Private label MBS:
Private label residential MBS	—	—	464,771	(27,510)	464,771	(27,510)
HELOCs	—	—	10,311	(1,796)	10,311	(1,796)
Total private label MBS	—	—	475,082	(29,306)	475,082	(29,306)
Total MBS	$45,809	$(3)	$492,154	$(29,440)	$537,963	$(29,443)
Total	$45,809	$(3)	$628,402	$(43,642)	$674,211	$(43,645)

Securities Transferred. The Bank had no transfers of securities from HTM to AFS during the first six months of 2013. During the first six months of 2012, the Bank transferred one private label MBS from HTM to AFS. See Note 3 - Available-for-Sale Securities for additional information.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2013 and December 31, 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$400,110	$400,124	$401,095	$401,147
Due after one year through five years	18,794	19,622	24,830	26,113
Due after five years through ten years	28,703	29,142	7,414	7,522
Due after ten years	220,221	212,362	246,225	240,860
HTM securities excluding MBS	667,828	661,250	679,564	675,642
MBS	4,288,829	4,336,027	4,985,390	5,080,113
Total HTM securities	$4,956,657	$4,997,277	$5,664,954	$5,755,755

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Amortized cost of HTM securities other than MBS:
Fixed-rate	$500,518	$507,564
Variable-rate	167,310	172,000
Total non-MBS	$667,828	$679,564
Amortized cost of HTM MBS:
Fixed-rate	$1,556,892	$1,772,557
Variable-rate	2,731,937	3,212,833
Total MBS	$4,288,829	$4,985,390
Total HTM securities	$4,956,657	$5,664,954
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

Note 5 – Other-Than-Temporary Impairment (OTTI)

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities where underlying collateral data is not available, are not able to be cash flow tested using the FHLBanks’ common platform. For these securities, alternate

Notes to Financial Statements (continued)

procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were approximately 5% of the par balance of private label MBS at June 30, 2013.

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short - term housing price forecast using whole percentages ranging from (5.0)% to 7.0% over the 12 month period beginning April 1, 2013. For the vast majority of markets the short-term forecast has changes from (3.0)% to 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.

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

All of the Bank's other-than-temporarily impaired securities were classified as AFS at June 30, 2013. The "Total OTTI securities" balances below summarize the Bank’s securities as of June 30, 2013 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

Notes to Financial Statements (continued)

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$708,378	$594,996	$636,264
Alt-A	781,707	614,684	635,386
Subprime	2,402	1,403	1,530
HELOCs	18,878	13,136	15,287
Total OTTI securities	1,511,365	1,224,219	1,288,467
Private label MBS with no OTTI	3,897	3,897	3,719
Total AFS private label MBS	$1,515,262	$1,228,116	$1,292,186
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and six months ended June 30, 2013 and 2012.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$324,482	$327,952	$326,024	$322,589
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	74
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	—	3,659	442	10,764
Reductions:
Securities sold and matured during the period	—	—	(59)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(2,338)	(2,674)	(4,263)	(4,490)
Ending balance	$322,144	$328,937	$322,144	$328,937
Notes:
(1) For the three months ended June 30, 2013 and 2012, OTTI "previously recognized" represents securities that were impaired prior to April 1, 2013 and 2012. For the six months ended June 30, 2013 and 2012, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2013 and 2012.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At June 30, 2013, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at June 30, 2013.

Notes to Financial Statements (continued)

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

At June 30, 2013 and December 31, 2012, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of June 30, 2013 and December 31, 2012.

(dollars in thousands)	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$16,149,762	0.41%	$20,187,511	0.44%
Due after 1 year through 2 years	6,491,225	0.97	3,869,388	1.02
Due after 2 years through 3 years	6,535,685	2.41	5,297,312	2.29
Due after 3 years through 4 years	2,885,788	2.15	3,634,200	2.74
Due after 4 years through 5 years	6,254,305	1.01	4,404,845	1.41
Thereafter	1,623,477	4.47	2,277,564	3.71
Total par value	39,940,242	1.21%	39,670,820	1.25%
Discount on AHP advances	(185)		(230)
Deferred prepayment fees	(14,233)		(15,230)
Hedging adjustments	643,777		842,427
Total book value	$40,569,601		$40,497,787

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At June 30, 2013 and December 31, 2012, the Bank had convertible advances outstanding of $2.3 billion and $2.6 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At June 30, 2013 and December 31, 2012, the Bank had returnable advances of $9.0 billion and $6.4 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of June 30, 2013 and December 31, 2012.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Due in 1 year or less	$18,149,762	$20,587,511	$18,330,762	$22,439,511
Due after 1 year through 2 years	5,491,225	3,869,388	6,441,725	3,778,888
Due after 2 years through 3 years	5,535,685	5,297,312	6,010,685	5,174,812
Due after 3 years through 4 years	2,885,788	3,634,200	1,914,788	2,520,700
Due after 4 years through 5 years	6,254,305	4,404,845	5,746,305	3,812,845
Thereafter	1,623,477	1,877,564	1,495,977	1,944,064
Total par value	$39,940,242	$39,670,820	$39,940,242	$39,670,820

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Fixed rate – overnight	$1,090,303	$517,050
Fixed rate – term:
Due in 1 year or less	13,770,045	19,625,461
Thereafter	12,022,209	9,728,590
Total fixed rate	26,882,557	29,871,101
Variable rate:
Due in 1 year or less	1,289,414	45,000
Thereafter	11,768,271	9,754,719
Total variable rate	13,057,685	9,799,719
Total par value	$39,940,242	$39,670,820

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2013, the Bank had advances of $30.1 billion outstanding to its five largest borrowers, which represented 75.5% of total advances outstanding. Of these five, three had outstanding advance balances in excess of 10% of the total portfolio at June 30, 2013. As of December 31, 2012, the Bank had advances of $31.7 billion outstanding to the five largest borrowers, which represented 79.9% of total advances outstanding. Of these five, four had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2012.

Notes to Financial Statements (continued)

Note 7 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans, which it purchases from its participating members and housing associates. Under the MPF Program, the Bank’s participating members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. See Note 12 - Transactions with Related Parties for further information regarding transactions with related parties.

The following table presents balances as of June 30, 2013 and December 31, 2012 for mortgage loans held for portfolio.

(in thousands)	June 30, 2013	December 31, 2012
Fixed medium-term single-family mortgages (1)	$536,669	$563,312
Fixed long-term single-family mortgages (1)	2,798,015	2,922,897
Total par value	3,334,684	3,486,209
Premiums	52,275	51,637
Discounts	(6,882)	(8,212)
Hedging adjustments	19,579	17,078
Total mortgage loans held for portfolio	$3,399,656	$3,546,712
Note:
(1) Medium-term is defined as a term of 15 years or less at origination. Long-term is defined as greater than 15 years at origination.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Government-guaranteed/insured loans	$325,194	$350,133
Conventional loans	3,009,490	3,136,076
Total par value	$3,334,684	$3,486,209

See Note 8 - Allowance for Credit Losses for information related to the Banks' credit risk on mortgage loans and allowance for credit losses.

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

Notes to Financial Statements (continued)

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At June 30, 2013 and December 31, 2012, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2013 and December 31, 2012, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at June 30, 2013 and December 31, 2012, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veteran Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). Any losses from such loans are expected to be recovered from those entities. If not, losses from such loans must be contractually absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

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

The Bank’s allowance for credit losses takes into consideration the credit enhancement (CE) associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers expected Primary Mortgage Insurance (PMI), Supplemental Mortgage Insurance (SMI), and other CE amounts. Any incurred losses that are expected to be recovered from the CE reduce the Bank’s allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. At June 30, 2013 and December 31, 2012, the MPF exposure under the FLA was $26.9 million and $29.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.9 million and $1.0 million during the second quarter 2013 and 2012, respectively and $1.8 million and $2.0 million during the six months ended June 30, 2013 and 2012, respectively.

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

Notes to Financial Statements (continued)

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$13,393	$14,324	$14,163	$14,344
Charge-offs	—	(129)	(622)	(355)
Provision (benefit) for credit losses	(1,185)	(129)	(1,333)	77
Balance, June 30	$12,208	$14,066	$12,208	$14,066

Allowance for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

	June 30, 2013	December 31, 2012
Ending balance, individually evaluated for impairment	$737	$642
Ending balance, collectively evaluated for impairment	11,471	13,521
Total allowance for credit losses	$12,208	$14,163
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$13,830	$12,956
Collectively evaluated for impairment	3,066,446	3,190,436
Total recorded investment	$3,080,276	$3,203,392

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$2,503	$2,573	$2,481	$3,223
BOB Charge-offs	(143)	(84)	(134)	(579)
Provision for credit losses	2	284	15	129
Balance, June 30	$2,362	$2,773	$2,362	$2,773

Allowance for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

	June 30, 2013	December 31, 2012
Ending balance, individually evaluated for impairment	$66	$100
Ending balance, collectively evaluated for impairment	2,296	2,381
Total allowance for credit losses	$2,362	$2,481
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$149	$280
Collectively evaluated for impairment	14,097	15,166
Total recorded investment	$14,246	$15,446

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	June 30, 2013
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$40,294	$15,447	$—	$55,741
Past due 60-89 days	10,471	5,382	197	16,050
Past due 90 days or more	60,358	7,389	84	67,831
Total past due loans	$111,123	$28,218	$281	$139,622
Total current loans	2,969,153	308,566	13,965	3,291,684
Total loans	$3,080,276	$336,784	$14,246	$3,431,306
Other delinquency statistics:
In process of foreclosures, included above (2)	$39,176	$876	$—	$40,052
Serious delinquency rate (3)	2.0%	2.2%	0.6%	2.0%
Past due 90 days or more still accruing interest	$—	$7,389	$—	$7,389
Loans on nonaccrual status (4)	$64,186	$—	$430	$64,616

(in thousands)	December 31, 2012
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,214	$20,513	$20	$70,747
Past due 60-89 days	12,219	5,842	147	18,208
Past due 90 days or more	69,996	7,469	153	77,618
Total past due loans	$132,429	$33,824	$320	$166,573
Total current loans	3,070,963	328,351	15,126	3,414,440
Total loans	$3,203,392	$362,175	$15,446	$3,581,013
Other delinquency statistics:
In process of foreclosures, included above (2)	$54,605	$1,587	$—	$56,192
Serious delinquency rate (3)	2.2%	2.1%	1.0%	2.2%
Past due 90 days or more still accruing interest	$—	$7,469	$—	$7,469
Loans on nonaccrual status (4)	$74,051	$—	$599	$74,650
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

Real Estate Owned (REO). The Bank had $9.4 million and $10.8 million of REO reported in Other assets on the Statement of Condition at June 30, 2013 and December 31, 2012, respectively.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that otherwise would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharged the borrower’s obligation to the Bank and the borrower did not reaffirm the debt.

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

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at June 30, 2013.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for loans that became TDRs during the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,
	2013		2012
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$3,295	$3,243	$298	$298
BOB loans	69	68	—	—
Total	$3,364	$3,311	$298	$298

	Six months ended June 30,
	2013		2012
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$6,168	$6,116	$961	$926
BOB loans	208	207	—	—
Total	$6,376	$6,323	$961	$926

Certain TDRs may experience a payment default, which the Bank considers to be a loan 60 days or more delinquent. Conventional MPF loans totaling $2.2 million had experienced a payment default during the six months ended June 30, 2013, and it was immaterial during six months ended June 30, 2012. The Bank had $2.0 million and $2.9 million of TDRs on nonaccrual status at June 30, 2013 and December 31, 2012, respectively.

Notes to Financial Statements (continued)

Individually Evaluated Impaired Loans.

	June 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$504	$501	$—
With a related allowance:
Conventional MPF loans	$13,326	$13,281	$737
BOB loans	149	149	66
Total:
Conventional MPF loans	$13,830	$13,782	$737
BOB loans	149	149	66

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$507	$504	$—
With a related allowance:
Conventional MPF loans	$12,449	$12,388	$642
BOB loans	280	280	100
Total:
Conventional MPF loans	$12,956	$12,892	$642
BOB loans	280	280	100

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became a TDR.

	Three months ended June 30, 2013		Three months ended June 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$14,224	$179	$4,557	$64
BOB loans	180	—	—	—
Total	$14,404	$179	$4,557	$64

	Six months ended June 30, 2013		Six months ended June 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$13,662	$339	$4,620	$132
BOB loans	280	—	17	—
Total	$13,942	$339	$4,637	$132

Purchases, Sales and Reclassifications. During the three and six months ended June 30, 2013 and 2012, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Notes to Financial Statements (continued)

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's derivative agreements and the use of these agreements, see Note 11 to the audited financial statements in the Bank's 2012 Form 10-K.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be either over-the-counter with a counterparty (referred to as bilateral derivatives) or, effective June 10, 2013, over-the-counter and cleared through a Futures Commission Merchant (i.e., clearing member) with a Central Counterparty Clearing House (referred to as cleared derivatives). The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of June 30, 2013 and December 31, 2012.

	June 30, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$28,962,678	$212,912	$915,888
Derivatives not in hedge accounting relationships:
Interest rate swaps	$6,101,665	$52,789	$27,569
Interest rate caps	1,215,500	6,758	—
Mortgage delivery commitments	31,854	161	274
Total derivatives not in hedge accounting relationships	$7,349,019	$59,708	$27,843
Total derivatives before netting and collateral adjustments	$36,311,697	$272,620	$943,731
Netting adjustments		(228,788)	(228,788)
Cash collateral and related accrued interest		(4,493)	(540,319)
Total collateral and netting adjustments (1)		(233,281)	(769,107)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$39,339	$174,624

	December 31, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,661,620	$273,265	$878,667
Derivatives not in hedge accounting relationships:
Interest rate swaps	$4,318,343	$37,767	$6,036
Interest rate caps	1,199,750	1,968	—
Mortgage delivery commitments	34,332	622	—
Total derivatives not in hedge accounting relationships	$5,552,425	$40,357	$6,036
Total derivatives before netting and collateral adjustments	$31,214,045	$313,622	$884,703
Netting adjustments		(253,923)	(253,923)
Cash collateral and related accrued interest		(31,896)	(320,355)
Total collateral and netting adjustments (1)		(285,819)	(574,278)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$27,803	$310,425
Note:

Notes to Financial Statements (continued)

(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing member and/or counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$1,987	$(708)	$888	$1,962
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(2,887)	$(3,797)	$(7,823)	$(1,425)
Interest rate caps	2,235	(1,591)	2,429	(2,041)
Net interest settlements	4,973	(409)	9,270	(1,390)
Mortgage delivery commitments	841	1,654	3,965	2,045
Other	3	3	7	8
Total net gains (losses) related to derivatives not designated as hedging instruments	$5,165	$(4,140)	$7,848	$(2,803)
Net gains (losses) on derivatives and hedging activities	$7,152	$(4,848)	$8,736	$(841)

Income before assessments for the second quarter of 2013 included an increase of $3.7 million related to net gains (losses) on derivatives and hedging activities in connection with corrections of derivative valuations which should have been recorded in the year-ended December 31, 2012 and the three months ended March 31, 2013 reporting periods. Management has evaluated this adjustment in accordance with the guidance in ASC 250 (Accounting Changes and Error Corrections) and has concluded the correction is not material to any prior period or to the estimated 2013 full year income, and correction of prior period's financial statements is not required.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the second quarter and the first six months of 2013 and 2012.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2013
Hedged item type:
Advances	$135,873	$(133,068)	$2,805	$(64,186)
Consolidated obligations – bonds	(243,811)	242,893	(918)	55,135
AFS securities	790	(690)	100	(15)
Total	$(107,148)	$109,135	$1,987	$(9,066)
Six months ended June 30, 2013
Hedged item type:
Advances	193,843	(193,549)	294	(126,044)
Consolidated obligations – bonds	(292,866)	293,360	494	105,081
AFS securities	790	(690)	100	(15)
Total	$(98,233)	$99,121	$888	$(20,978)

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2012
Hedged item type:
Advances	$(8,105)	$6,935	$(1,170)	$(96,676)
Consolidated obligations – bonds	7,524	(7,062)	462	46,750
Total	$(581)	$(127)	$(708)	$(49,926)
Six months ended June 30, 2012
Hedged item type:
Advances	$82,360	$(81,624)	$736	$(196,226)
Consolidated obligations – bonds	(15,091)	16,317	1,226	86,347
Total	$67,269	$(65,307)	$1,962	$(109,879)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the first six months of 2013 or 2012. As of June 30, 2013, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months, as well as the losses reclassified from AOCI into income, were not material.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all bilateral derivatives.

For cleared derivatives, the Central Counterparty Clearing Houses (Clearing Houses) are the Bank's counterparties. The requirement that the Bank post initial and variation margin, on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing member or the Clearing Houses fail to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing members. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The maximum credit risk is defined as the estimated cost of replacing interest rate swaps, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank. In the past, the Bank’s ISDA Master Agreements have typically required segregation of the Bank’s collateral posted with the counterparty and typically did not permit re-hypothecation. In view of recent and expected continuing developments in the derivatives market, the Bank has amended some of its ISDA agreements to permit re-hypothecation (not require collateral segregation).

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 13 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver

Notes to Financial Statements (continued)

additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2013 was $713.0 million for which the Bank has posted cash and securities collateral with a fair value of approximately $621.8 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $68.3 million of collateral to its derivative counterparties at June 30, 2013. In addition, the Clearing Houses have the right to require the Bank to post excess collateral based on changes in market conditions.

Offsetting of Derivative Assets and Derivative Liabilities. The Bank may present derivative instruments, related cash collateral received or pledged and associated accrued interest on a net basis by clearing member and/or by counterparty when it has met the netting requirements. The following table presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties.

	Derivative Assets
(in thousands)	June 30, 2013	December 31, 2012
Derivative instruments with legal right of offset:
Gross recognized amount	$272,459	$313,000
Gross amounts of netting adjustments and cash collateral	(233,281)	(285,819)
Net amounts after offsetting adjustments	39,178	27,181
Derivative instruments without legal right of offset (1)	161	622
Total derivative assets as reported in the Statement of Condition	$39,339	$27,803
Collateral not offset:
Collateral received or pledged - Can be sold or repledged	(17,027)	—
Collateral received or pledged - Cannot be sold or repledged	—	(1,343)
Net unsecured amount	$22,312	$26,460

	Derivative Liabilities
(in thousands)	June 30, 2013	December 31, 2012
Derivative instruments with legal right of offset:
Gross recognized amount	$943,457	$884,703
Gross amounts of netting adjustments and cash collateral	(769,107)	(574,278)
Net amounts after offsetting adjustments	174,350	310,425
Derivative instruments without legal right of offset (1)	274	—
Total derivative liabilities as reported in the Statement of Condition	$174,624	$310,425
Collateral not offset:
Collateral received or pledged - Can be sold or repledged	(83,485)	—
Collateral received or pledged - Cannot be sold or repledged	—	(257,603)
Net unsecured amount	$91,139	$52,822
Notes:
(1) Represents derivatives that are not subject to an enforceable netting agreement ( e.g., mortgage delivery commitments and certain interest-rate futures or forwards).

Notes to Financial Statements (continued)

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2012 Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Par value of consolidated bonds:
Fixed-rate	$31,817,716	$31,307,129
Step-up	2,847,500	1,622,500
Floating-rate	3,260,000	1,860,000
Total par value	37,925,216	34,789,629
Bond premiums	83,908	99,090
Bond discounts	(15,928)	(18,915)
Hedging adjustments	(44,099)	265,804
Total book value	$37,949,097	$35,135,608

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,743,775	1.35%	$11,543,105	1.14%
Due after 1 year through 2 years	7,685,115	1.87	5,850,945	1.94
Due after 2 years through 3 years	4,062,965	1.71	5,617,465	2.32
Due after 3 years through 4 years	1,648,340	2.77	1,706,240	3.24
Due after 4 years through 5 years	4,637,475	1.64	2,941,900	1.86
Thereafter	8,369,340	2.04	6,155,290	2.32
Index amortizing notes	778,206	4.53	974,684	4.48
Total par value	$37,925,216	1.81%	$34,789,629	1.93%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Noncallable	$24,553,216	$26,470,629
Callable	13,372,000	8,319,000
Total par value	$37,925,216	$34,789,629

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2013 and December 31, 2012.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Due in 1 year or less	$23,765,275	$19,541,605
Due after 1 year through 2 years	7,070,615	4,791,445
Due after 2 years through 3 years	2,472,965	5,242,465
Due after 3 years through 4 years	1,258,340	1,590,240
Due after 4 years through 5 years	1,532,975	1,354,400
Thereafter	1,046,840	1,294,790
Index amortizing notes	778,206	974,684
Total par value	$37,925,216	$34,789,629

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of June 30, 2013 and December 31, 2012.

(dollars in thousands)	June 30, 2013	December 31, 2012
Book value	$17,702,767	$24,148,453
Par value	17,706,641	24,154,343
Weighted average interest rate (1)	0.09%	0.12%
Note:
(1) Represents an implied rate.

On July 22, 2013, the Bank repurchased $658 million of a swapped callable bond issued in May 2013. This early extinguishment resulted in a net gain of $7.2 million.

Note 11 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total capital; and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 17 to the audited financial statements in the Bank’s 2012 Form 10-K.

At June 30, 2013, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At June 30, 2013 and December 31, 2012, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,039,085	$3,786,095	$1,029,858	$3,806,806
Total capital-to-asset ratio	4.0%	6.2%	4.0%	5.9%
Total regulatory capital	2,430,134	3,786,095	2,584,651	3,806,806
Leverage ratio	5.0%	9.3%	5.0%	8.8%
Leverage capital	3,037,667	5,679,143	3,230,814	5,710,209

The increase in the ratios from December 31, 2012 to June 30, 2013 was primarily due to the decrease in total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 24, 2013, the Bank received final notification from the Finance Agency that it was considered to be

Notes to Financial Statements (continued)

"adequately capitalized" for the quarter ended March 31, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2013.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2013 and December 31, 2012.

(dollars in thousands)	June 30, 2013
Member (1)	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$604,590	19.1%
Chase Bank USA, N.A, Wilmington, DE	501,822	15.8
PNC Bank, N.A., Wilmington, DE	413,007	13.0

(dollars in thousands)	December 31, 2012
Member (1)	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$652,430	20.1%
PNC Bank, N.A., Wilmington, DE	358,945	11.1
Chase Bank USA, N.A., Wilmington, DE	330,066	10.2
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

At June 30, 2013 and December 31, 2012, the Bank had $257.0 million and $431.6 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three and six months ended June 30, 2013, estimated dividends on mandatorily redeemable capital stock totaling $730 thousand and $1.0 million, respectively, were recorded as interest expense. For the three and six months ended June 30, 2012, estimated dividends on mandatorily redeemable capital stock totaling $53 thousand and $114 thousand, respectively, were recorded as interest expense.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
(in thousands)	2013	2012
Balance, beginning of the period	$431,566	$45,673
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	698	183,205
Redemption of mandatorily redeemable capital stock:
Other redemptions (1)	(175,232)	(21,152)
Balance, end of the period	$257,032	$207,726
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to partial excess capital stock repurchases.

As of June 30, 2013, the total mandatorily redeemable capital stock reflected balances for 17 institutions. Three institutions were taken over by the FDIC and their charters were dissolved. Two institutions voluntarily dissolved their charters with the Office of Thrift Supervision. Nine institutions were merged out of district and are considered nonmembers. One institution's charter was converted to an uninsured trust company, which is ineligible for membership. Two institutions have moved their principal place of business (charter) out of the Bank's district. These redemptions were not complete as of June 30, 2013.

Notes to Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Due in 1 year or less	$1,392	$50
Due after 1 year through 2 years	10,221	2,323
Due after 2 years through 3 years	354	17,759
Due after 3 years through 4 years	85,083	124,502
Due after 4 years through 5 years	159,982	286,932
Total	$257,032	$431,566

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

Dividends and Retained Earnings. As prescribed in the FHLBanks' amended JCEA, each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At June 30, 2013, retained earnings were $615.8 million, including $573.1 million of unrestricted retained earnings and $42.7 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. On February 22, 2013 and April 30, 2013, the Bank paid dividends equal to an annual yield of 0.32% and 0.29%, respectively. On July 30, 2013, the Bank paid a dividend equal to an annual yield of 1.0%. The dividend in each period was calculated on stockholders' average balances for the previous quarter.

The Bank has executed partial repurchases of excess capital stock since the fourth quarter of 2010. The Bank repurchased $700.0 million of excess capital stock during the first six months of 2013. On July 30, 2013, the Bank repurchased all remaining excess capital stock for a total of $610.0 million.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended June 30, 2013 and 2012.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
March 31, 2012	$5,270	$(105,746)	$—	$286	$(415)	$(100,605)
Other comprehensive income (loss) before reclassification:
Net unrealized gains	12,964	416	—	—	—	13,380
Net change in fair value of OTTI securities	—	6,108	—	—	—	6,108
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	2,519	—	—	—	2,519
Amortization - pension and post-retirement	—	—	—	—	12	12
June 30, 2012	$18,234	$(96,703)	$—	$286	$(403)	$(78,586)

March 31, 2013	$30,552	$48,865	$—	$286	$(944)	$78,759
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(47,348)	6,381	—	—	—	(40,967)
Net change in fair value of OTTI securities	—	9,003	—	—	—	9,003
Reclassifications from OCI to net income:
Amortization on hedging activities	—	—	—	1	—	1
Amortization - pension and post-retirement	—	—	—	—	25	25
June 30, 2013	$(16,796)	$64,249	$—	$287	$(919)	$46,821

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2013 and 2012.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Other comprehensive income (loss) before reclassification:
Net unrealized gains	12,343	7,510	—	—	—	19,853
Noncredit OTTI losses transferred	—	(662)	662	—	—	—
Net change in fair value of OTTI securities	—	55,254	—	—	—	55,254
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	9,309	(662)	—	—	8,647
Amortization - pension and post-retirement	—	—	—	—	25	25
June 30, 2012	$18,234	$(96,703)	$—	$286	$(403)	$(78,586)

December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(52,186)	21,441	—	—	—	(30,745)
Net change in fair value of OTTI securities	—	23,367	—	—	—	23,367
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	442	—	—	—	442
Amortization on hedging activities	—	—	—	1	—	1
Amortization - pension and post-retirement	—	—	—	—	51	51
June 30, 2013	$(16,796)	$64,249	$—	$287	$(919)	$46,821

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	June 30, 2013	December 31, 2012
Federal funds sold	$45,000	$245,000
Investments	174,895	179,610
Advances	29,130,591	27,399,641
Letters of credit	255,371	84,230
MPF loans	1,851,709	2,303,281
Deposits	10,827	5,797
Capital stock	1,527,853	1,477,835

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, prepayment fees on advances, letters of credit fees, and interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income on advances (1)	$31,058	$36,271	$62,180	$69,744
Interest income on MPF loans	26,126	33,850	54,312	70,397
Note:
(1) For the three months and six months ended June 30, 2013, balances include contractual interest income of $86.0 million and $169.9 million, net interest settlements on derivatives in fair value hedge relationships of $(54.1) million and $(106.1) million and total amortization of basis adjustments of $(0.8) million and $(1.6) million. For the three months and six months ended June 30, 2012, balances include contractual interest income of $120.7 million and $242.5 million, net interest settlements on derivatives in fair value hedge relationships of $(79.0) million and $(159.7) million and total amortization of basis adjustments of $(5.4) million and $(13.0) million.

The following table includes the MPF activity of the related party members.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Total MPF loan volume purchased	$4,187	$25,850	$6,449	$31,575

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Servicing fee expense	$233	$180	$450	$355
Interest income on MPF deposits	2	2	6	3

(in thousands)	June 30, 2013	December 31, 2012
Interest-bearing deposits maintained with FHLBank of Chicago	$5,071	$11,435

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the six months ended June 30, 2013 and 2012, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2013 and 2012, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of

Notes to Financial Statements (continued)

the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the six months ended June 30, 2013 and 2012.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2012 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2013 and December 31, 2012 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
	June 30, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$933,091	$933,091	$—	$—	$—	$933,091
Interest-bearing deposits	5,071	—	5,071	—	—	5,071
Federal funds sold	3,790,000	—	3,789,987	—	—	3,789,987
Securities purchased under agreement to resell	200,000	—	200,000	—	—	200,000
Trading securities	3,864	3,864	—	—	—	3,864
AFS securities	6,730,584	1,998	5,436,400	1,292,186	—	6,730,584
HTM securities	4,956,657	—	3,971,849	1,025,428	—	4,997,277
Advances	40,569,601	—	40,558,044	—	—	40,558,044
Mortgage loans held for portfolio, net	3,387,448	—	3,545,609	—	—	3,545,609
BOB loans, net	11,771	—	—	11,771	—	11,771
Accrued interest receivable	86,850	—	86,850	—	—	86,850
Derivative assets	39,339	—	272,620	—	(233,281)	39,339
Liabilities:
Deposits	$821,222	$—	$821,224	$—	$—	$821,224
Discount notes	17,702,767	—	17,702,954	—	—	17,702,954
Bonds	37,949,097	—	38,240,065	—	—	38,240,065
Mandatorily redeemable capital stock	257,032	257,761	—	—	—	257,761
Accrued interest payable	115,692	—	115,692	—	—	115,692
Derivative liabilities	174,624	—	943,731	—	(769,107)	174,624

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$1,350,594	$1,350,594	$—	$—	$—	$1,350,594
Interest-bearing deposits	11,435	—	11,435	—	—	11,435
Federal funds sold	4,595,000	—	4,594,970	—	—	4,594,970
Securities purchased under agreement to resell	2,500,000	—	2,499,997	—	—	2,499,997
Trading securities	353,590	3,600	349,990	—	—	353,590
AFS securities	5,932,248	1,998	4,505,016	1,425,234	—	5,932,248
HTM securities	5,664,954	—	4,551,752	1,204,003	—	5,755,755
Advances	40,497,787	—	40,668,739	—	—	40,668,739
Mortgage loans held for portfolio, net	3,532,549	—	3,791,036	—	—	3,791,036
BOB loans, net	12,846	—	—	12,846	—	12,846
Accrued interest receivable	92,685	—	92,685	—	—	92,685
Derivative assets	27,803	—	313,622	—	(285,819)	27,803
Liabilities:
Deposits	$999,891	$—	$999,893	$—	$—	$999,893
Discount notes	24,148,453	—	24,150,089	—	—	24,150,089
Bonds	35,135,608	—	35,777,834	—	—	35,777,834
Mandatorily redeemable capital stock	431,566	431,920	—	—	—	431,920
Accrued interest payable	114,003	—	114,003	—	—	114,003
Derivative liabilities	310,425	—	884,703	—	(574,278)	310,425

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification within the fair value hierarchy of certain assets or liabilities. These reclassifications are reported as transfers in/out of the level as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2013 and 2012.

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

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank considers these inputs to be Level 2 inputs. However, based on the current lack of significant market activity for private label residential MBS, the Bank believes as of June 30, 2013 private label residential MBS inputs should be classified as Level 3.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of June 30, 2013 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of June 30, 2013, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in

Notes to Financial Statements (continued)

those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank is subject to credit risk on bilateral derivatives transactions due to the potential nonperformance by the derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the Bank has entered into netting arrangements for its derivative agreements. In addition, the Bank has entered into bilateral security agreements with all active derivatives counterparties that provide for delivery of collateral at specified levels tied to those counterparties’ credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. For cleared derivatives, the Bank's credit risk exposure is mitigated because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each of the Bank’s netting agreements. If these netted amounts are positive, they are classified as an asset; if negative, a liability.

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

Notes to Financial Statements (continued)

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at June 30, 2013 and December 31, 2012.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage purchase commitments are considered derivatives. The Bank may hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at June 30, 2013 and December 31, 2012.

	June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
Mutual funds	$3,864	$—	$—	$—	$3,864
Total trading securities	$3,864	$—	$—	$—	$3,864
AFS securities:
Other U.S. obligations	$—	$19,642	$—	$—	$19,642
GSE securities	—	1,893,328	—	—	1,893,328
State or local agency obligations	—	13,487	—	—	13,487
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	421,488	—	—	421,488
GSE residential MBS	—	3,088,455	—	—	3,088,455
Private label MBS:
Private label residential MBS	—	—	1,276,899	—	1,276,899
HELOCs	—	—	15,287	—	15,287
Total AFS securities	$1,998	$5,436,400	$1,292,186	$—	$6,730,584
Derivative assets:
Interest rate related	$—	$272,459	$—	$(233,281)	$39,178
Mortgage delivery commitments	—	161	—	—	161
Total derivative assets	$—	$272,620	$—	$(233,281)	$39,339
Total assets at fair value	$5,862	$5,709,020	$1,292,186	$(233,281)	$6,773,787
Liabilities:
Derivative liabilities:
Interest rate related	$—	$943,457	$—	$(769,107)	$174,350
Mortgage delivery commitments	—	274	—	—	274
Total derivative liabilities (2)	$—	$943,731	$—	$(769,107)	$174,624

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$349,990	$—	$—	$349,990
Mutual funds	3,600	—	—	—	3,600
Total trading securities	$3,600	$349,990	$—	$—	$353,590
AFS securities:
Other U.S. obligations	$—	$21,016	$—	$—	$21,016
GSE securities	—	1,169,344	—	—	1,169,344
State or local agency obligations	—	11,130	—	—	11,130
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	310,705	—	—	310,705
GSE residential MBS	—	2,992,821	—	—	2,992,821
Private label MBS:
Private label residential MBS	—	—	1,410,476	—	1,410,476
HELOCs	—	—	14,758	—	14,758
Total AFS securities	$1,998	$4,505,016	$1,425,234	$—	$5,932,248
Derivative assets:
Interest rate related	$—	$313,000	$—	$(285,819)	$27,181
Mortgage delivery commitments	—	622	—	—	622
Total derivative assets	$—	$313,622	$—	$(285,819)	$27,803
Total assets at fair value	$5,598	$5,168,628	$1,425,234	$(285,819)	$6,313,641
Liabilities:
Derivative liabilities:
Interest rate related	$—	$884,703	$—	$(574,278)	$310,425
Total derivative liabilities (2)	$—	$884,703	$—	$(574,278)	$310,425
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing member and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during the first six months of 2013 or 2012.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the first six months of 2013 and 2012. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2013	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(2,380)	422
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	189	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	23,244	123
Unrealized gains on OTTI AFS and included in OCI	19,606	1,835
Purchases, issuances, sales, and settlements:
Settlements	(174,236)	(1,851)
Balance at June 30	$1,276,899	$15,287
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2013	$(345)	$(97)

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2012	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(3,187)	472
Net OTTI losses, credit portion	(9,680)	(1,084)
Net unrealized gains (losses) on AFS in OCI	(169)	—
Reclassification of non-credit portion included in net income	8,225	1,084
Net change in fair value on OTTI AFS in OCI	54,810	444
Unrealized gains on OTTI AFS and included in OCI	7,448	62
Purchases, issuances, sales, and settlements:
Settlements	(226,110)	(1,677)
Transfer of OTTI securities from HTM to AFS	11,268	—
Balance at June 30	$1,473,966	$14,374
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2012	$(12,866)	$(612)

During the first six months of 2013, the Bank transferred no private label MBS from its HTM portfolio to its AFS portfolio in the period in which the OTTI charge was recorded. During the first six months of 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above.

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2013			December 31, 2012
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$7,535,235	$863,563	$8,398,798	$7,636,199
Commitments to fund additional advances and BOB loans	410,532	—	410,532	501,087
Commitments to fund or purchase mortgage loans	31,854	—	31,854	34,332
Unsettled consolidated obligation bonds, at par (2)	555,000	—	555,000	1,420,000
Notes:
(1) Includes approved requests to issue future standby letters of credit of $633.7 million and $400.3 million at June 30, 2013 and December 31, 2012, respectively.
(2) Includes $0.5 billion and $1.4 billion of consolidated obligation bonds which were hedged with associated interest rate swaps at June 30, 2013 and December 31, 2012, respectively.

Commitments to Extend Credit on Standby Letters of Credit, Additional Advances and BOB Loans. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to five years, including a final expiration in 2018. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, may be outstanding for periods of up to two years.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $1.6 million as of both June 30, 2013 and December 31, 2012, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2013 and December 31, 2012. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at June 30, 2013 and December 31, 2012 of $5.3 billion and $6.1 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program. These delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank generally executes over-the-counter bilateral derivatives with large banks and major broker-dealers and generally enters into bilateral pledge (collateral) agreements. For cleared derivatives, the Bank has executed collateral exchange agreements with clearing members. The Bank pledged securities, as collateral, to counterparties and clearing members that have market risk exposure from the Bank related to derivatives. Please refer to Note 9 - Derivatives and Hedging Activities in this Form 10-Q for additional information about the Bank's pledged collateral and other credit risk-related contingent features.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2013.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court which is the Court of Common Pleas of Allegheny County, Pennsylvania (Court) for the recovery of the Bank’s losses relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 15.8% and 10.2% of the Bank’s capital stock as of June 30, 2013 and December 31, 2012 respectively.

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

On December 12, 2012, defendant J.P. Morgan filed a Motion for Reconsideration in one of the two cases of the November 26, 2012 ruling again seeking partial summary judgment of the Bank's federal securities law claims in one of the two lawsuits the Bank filed on September 23, 2009. On March 6, 2013, the Court denied the Motion for Reconsideration.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2012 Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the Bank's 2012 Form  10-K.

As of July 31, 2013, FHLBank System consolidated obligation bonds have been assigned Aaa/Stable Outlook and AA+/Stable Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. With the exception of FHLBank Seattle which has a long-term rating of AA/Stable Outlook by S&P, all FHLBanks have been assigned a long-term rating of Aaa/Stable Outlook and AA+/Stable Outlook by Moody's and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively.

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

Date: August 8, 2013

By: /s/ Kristina K. Williams
Kristina K. Williams
Chief Operating Officer & Chief Financial Officer