Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Pittsburgh
filed 2013-11-07
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

There were 25,080,609 shares of common stock with a par value of $100 per share outstanding at October 31, 2013.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, changes in real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; risks related to mortgage-backed securities (MBS); changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology risks; and timing and volume of market activity. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2012 Form 10-K (2012 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The economy continued to show signs of slow growth during the third quarter of 2013 and remained resilient despite tighter fiscal policies and weak labor market conditions. The political debate over the U.S. government's funding and the U.S. Treasury debt limit prompted a partial government closing in early October and may influence the economy to stay in a slow growth pace for the foreseeable future. If these issues prove to be an impediment to future U.S. economic growth, the Bank's financial condition and results of operations could be affected going forward.

The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. Although the period-end balance for advances was down from year-end, during the third quarter of 2013 the Bank's average advance portfolio increased 11.6% from third quarter 2012, while net income rose to $43.5 million, compared with $33.0 million in the third quarter of 2012. In February, April, and July 2013, the Bank declared a quarterly dividend of 32, 29, and 100 basis points on an annualized basis, respectively. In October 2013, the Bank declared a quarterly dividend of 150 basis points on an annualized basis. During the first nine months of 2013, the Bank repurchased a total of $1.7 billion of excess capital stock. In August 2013, the Bank began to repurchase excess capital stock on a monthly basis.

Interest Rate Environment. During the third quarter of 2013, the Federal Open Market Committee (FOMC) announced that it will continue to link future monetary policy tightening to threshold levels on unemployment and inflation and will continue with monthly purchases of Agency mortgage-backed securities and longer-term U.S. Treasuries. The debt markets began to perceive that policymakers were indicating a desire to moderate their quantitative easing position, which resulted in a sharp rise in mid-to-long term interest rates near the end of the third quarter of 2013. The increases in interest rates impacted the Bank's risk measures (i.e., duration of equity, earned dividend spread (EDS), and market value of equity to par value of capital stock (MV/CS)) which is discussed further in the "Risk Management" section of this Form 10-Q.

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

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately nine basis points during the third quarter of 2013. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital will be negatively impacted as it continues to invest in short-term assets. The Federal Reserve has announced that it has decided to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015.

The following table presents key market interest rates.

	3rd Quarter 2013 Average	2nd Quarter 2013 Average	3rd Quarter 2012 Average	Year-to-Date 2013 Average	Year-to-Date 2012 Average
Federal funds effective rate	0.09%	0.12%	0.14%	0.12%	0.13%
3-month LIBOR	0.26%	0.28%	0.43%	0.28%	0.47%
2-year U.S. Treasury	0.36%	0.26%	0.26%	0.29%	0.27%
5-year U.S. Treasury	1.49%	0.90%	0.66%	1.07%	0.78%
10-year U.S. Treasury	2.69%	1.97%	1.63%	2.20%	1.82%
15-year mortgage current coupon (1)	2.62%	1.86%	1.34%	2.11%	1.68%
30-year mortgage current coupon (1)	3.52%	2.77%	2.32%	2.96%	2.67%
Notes:
(1) Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the third quarter of 2013, the yield curve remained steep with average short-term U.S. Treasury rates decreasing slightly and the average 10-year Treasury rates increasing. As of September 30, 2013, the spread between 2-year and 10-year U.S. Treasuries increased 16 basis points compared to the prior quarter and remained relatively wide at 229 basis points. In the third quarter of 2013, amid subdued credit concerns globally, 3-month LIBOR declined 2 basis points, while 3-month U.S. Treasury bills decreased 2.5 basis points.

Mortgage application and refinancing activities decreased during the third quarter of 2013 and for the first nine months of 2013 as compared to the same prior year period. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. Under normal historical circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. However, the Bank has not experienced prepayments at the level its models have predicted based on these interest rates. The Bank continues to adjust its prepayment estimates to more closely reflect actual activity. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin.

The Federal Housing Finance Agency (Finance Agency), along with Fannie Mae and Freddie Mac, continue to support the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. The Finance Agency has directed Fannie Mae and Freddie Mac to extend HARP by another two years, through December 31, 2015. Other federal agencies have implemented other programs in recent years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). In addition, for borrowers meeting certain criteria, the Bank offers a loan modification program for its Mortgage Partnership Finance® (MPF®) Program. The Bank does not expect the HARP changes, the Bank's MPF loan modification program, or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes, as well as any additional new programs at the local, state, or federal level, including local or state use of eminent domain power, may alter this perspective. Additionally, settlements by other market participants with the government and large mortgage servicers/MBS issuers may impact the value of the Bank's private label MBS holdings.

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

Housing Trends. During the third quarter of 2013, the recovery in the housing market began to exhibit signs of slowing due to higher mortgage rates, supply constraints in the home building industry, and slower household formation. Increases in construction activities, low mortgage rates and greater affordability had been the catalysts for the strong recovery. Expectations for continued stronger housing markets have played a key role in policymakers' improved confidence in their outlook for the U.S. economy. Although increases during the period between May and August reflected the market's concern over an impending reduction or an end to quantitative easing which caused overall interest rates to remain elevated, rates on 30-year mortgages remained very low by historical standards during the third quarter of 2013.

Results of Operations. During the third quarter of 2013, the Bank recorded net income of $43.5 million, up $10.5 million from $33.0 million in the third quarter of 2012. This improvement was driven primarily by net gains on the early extinguishment of debt and higher net gains on derivatives and hedging activities, partially offset by lower net interest income. Net gains on early extinguishment of debt recognized during the third quarter of 2013 totaled $9.6 million. Net gains on derivatives and hedging activities were $5.4 million in the third quarter of 2013 compared to $3.5 million in the third quarter of 2012.

Net Interest Income. Net interest income for the third quarter of 2013 was $47.5 million, down $2.5 million compared to $50.0 million for the third quarter of 2012. The decrease in net interest income was primarily due to lower prepayment fees on advances. Lower interest income on advances, investments, and mortgage loans held for portfolio was mostly offset by lower interest expense on consolidated obligations. The net interest margin for the third quarter of 2013 was 32 basis points compared to 33 basis points in the third quarter of 2012. As private label MBS, which are generally higher-coupon assets, pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky Agency and government-sponsored enterprise (GSE) MBS.

Financial Condition. Advances. Throughout 2013, members continued to renew the majority of existing advances; however, there has been less demand for additional borrowings. Advances totaled $39.5 billion at September 30, 2013, down from $40.5 billion at December 31, 2012. As the size of the advance portfolio decreased during the first nine months of 2013, the average life of an advance has increased modestly. At September 30, 2013, approximately 53% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 49% at December 31, 2012.

The ability to grow and/or maintain the advance portfolio is affected by, among other things: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At September 30, 2013, the Bank held $15.5 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as securities purchased under agreement to resell, interest-bearing deposits, and Federal funds sold. By comparison, at December 31, 2012, these investments totaled $19.1 billion. The decrease of $3.6 billion was primarily driven by declines in Federal funds sold and securities purchased under agreements to resell, as the Bank's liquidity needs declined in the first nine months of 2013. In terms of the Bank's private label MBS portfolio, the Bank has experienced overall improvement in the fair value of these investments since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. During the third quarter of 2013, the FHLBanks continued to maintain sufficient access to funding. The bond market sell-off, as well as liquidity concerns in the latter part of the quarter related to political debates in Washington D.C., resulted in increased funding costs, especially for some bond products. FHLBank monthly bond trading volume averaged $29 billion in July and August and then fell to less than $25 billion in September.

During the third quarter, the composition of FHLBank System funding shifted toward short-maturity bullets and floaters, with 77% of issuance in the third quarter having a maturity of 12 months or less. Consolidated bonds outstanding rose $15 billion to $486 billion as of September 30, 2013, while consolidated discount notes outstanding increased $19 billion to $235 billion. Due mostly to increases in discount notes outstanding, consolidated obligations outstanding increased to the highest level since August 2011, as such obligations generally increased in the latter part of September.

The Bank's consolidated obligations totaled $57.2 billion at September 30, 2013, a decrease of $2.1 billion from December 31, 2012. This decrease in consolidated obligations was due to a $2.2 billion decrease in discount notes, partially offset by a $0.1 billion increase in bonds. The decrease in discount notes was primarily due to a decline in short-term advance activity. At September 30, 2013, bonds represented 62% of the Bank's consolidated obligations, compared with 59% at December 31, 2012. Discount notes represented 38% of the Bank's consolidated obligations at September 30, 2013 compared with 41% at year-end 2012.

Capital Position and Regulatory Requirements. Total retained earnings at September 30, 2013 were $652.2 million, up from $559.3 million at year-end 2012 reflecting the Bank's net income for the first nine months of 2013 partially offset by dividends paid. Accumulated other comprehensive income (AOCI) related to the non-credit portion of OTTI losses on AFS securities improved to $67.2 million at September 30, 2013 compared to $19.0 million at December 31, 2012 and was primarily due to price appreciation on the private label MBS portfolio. This improvement was more than offset by net unrealized losses on Agency securities in the AFS portfolio which had an unrealized gain of $35.4 million at December 31, 2012 and an unrealized loss of $23.9 million at September 30, 2013 and was primarily due to price declines on these investments as a result of increases in market interest rates.

In the Finance Agency's most recent determination, as of June 30, 2013, the Bank was deemed "adequately capitalized." As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2013. The Bank exceeded its risk-based, total and leverage capital requirements at September 30, 2013, as presented in the Capital Resources section of this Item 2.

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

Condensed Statement of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2013	2013	2013	2012	2012
Net interest income	$47.5	$42.1	$45.4	$67.7	$50.0
Provision (benefit) for credit losses	(0.7)	(1.2)	(0.1)	0.4	(0.1)
Other noninterest income:
Net OTTI losses, credit portion (1)	—	—	(0.4)	(0.4)	(0.2)
Net gains on derivatives and hedging activities	5.4	7.1	1.6	8.1	3.5
Net gains on extinguishment of debt	9.6	—	—	—	—
Other, net	2.8	3.9	2.5	2.1	1.1
Total other noninterest income	17.8	11.0	3.7	9.8	4.4
Other expense	17.7	18.6	17.4	19.6	17.8
Income before assessments	48.3	35.7	31.8	57.5	36.7
Affordable Housing Program (AHP) assessment (2)	4.8	3.7	3.2	5.8	3.7
Net income	$43.5	$32.0	$28.6	$51.7	$33.0
Earnings per share (3)	$1.61	$1.14	$1.03	$1.83	$1.08

Dividends (4)	$7.0	$2.0	$2.2	$3.4	$0.7
Dividend payout ratio (5)	16.15%	6.20%	7.69%	6.53%	2.32%
Return on average equity	5.11%	3.65%	3.39%	6.05%	3.74%
Return on average assets	0.29%	0.21%	0.20%	0.35%	0.22%
Net interest margin (6)	0.32%	0.28%	0.31%	0.46%	0.33%
Regulatory capital ratio (7)	5.10%	6.23%	6.30%	5.89%	6.30%
Total capital ratio (at period-end) (8)	5.17%	5.89%	5.81%	5.31%	6.04%
Total average equity to average assets	5.63%	5.81%	5.77%	5.73%	5.82%

	Nine months ended
(in millions, except per share data)	September 30, 2013	September 30, 2012
Net interest income	$135.0	$142.1
Provision (benefit) for credit losses	(2.0)	—
Other noninterest income (loss) :
Net OTTI losses, credit portion (1)	(0.4)	(11.0)
Net gains on derivatives and hedging activities	14.1	2.6
Net gains on extinguishment of debt	9.6	—
Other, net	9.2	5.7
Total other noninterest income (loss)	32.5	(2.7)
Other expense	53.7	52.7
Income before assessments	115.8	86.7
AHP assessment (2)	11.7	8.7
Net income	$104.1	$78.0
Earnings per share (3)	$3.77	$2.52

Dividends (4)	$11.2	$2.4
Dividend payout ratio (5)	10.76%	3.08%
Return on average equity	4.05%	2.99%
Return on average assets	0.23%	0.18%
Net interest margin (6)	0.30%	0.34%
Regulatory capital ratio (7)	5.10%	6.30%
Total capital ratio (at period-end) (8)	5.17%	6.04%
Total average equity to average assets	5.74%	6.12%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(3) Calculated based on net income.
(4) The Bank paid a dividend of 1.00% annualized on July 30, 2013, 0.29% annualized on April 30, 2013, 0.32% annualized on February 22, 2013, 0.43% annualized on October 31, 2012, and 0.10% annualized on July 31, 2012.
(5) Represents dividends as a percentage of net income for the respective periods presented.
(6) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(7) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(8) Total capital ratio is capital stock plus retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2013	2013	2013	2012	2012
Cash and due from banks	$3,063.1	$933.1	$545.7	$1,350.6	$246.7
Investments (1)	15,531.7	15,686.2	15,955.5	19,057.3	18,372.2
Advances	39,505.9	40,569.6	39,994.0	40,497.8	37,738.6
Mortgage loans held for portfolio, net (2)	3,277.7	3,387.5	3,482.8	3,532.5	3,579.1
Total assets	61,562.8	60,753.3	60,136.6	64,616.3	60,140.5
Consolidated obligations, net:
Discount notes	21,983.0	17,702.8	18,300.6	24,148.5	20,888.3
Bonds	35,225.4	37,949.1	36,496.6	35,135.6	33,665.5
Total consolidated obligations, net (3)	57,208.4	55,651.9	54,797.2	59,284.1	54,553.8
Deposits	780.7	821.2	1,022.8	999.9	1,054.9
Mandatorily redeemable capital stock	—	257.0	368.8	431.6	188.1
AHP payable	33.4	29.2	26.2	24.5	19.4
Total liabilities	58,380.2	57,177.4	56,640.1	61,187.3	56,509.4
Capital stock - putable	2,487.6	2,913.3	2,832.0	2,816.0	3,091.7
Unrestricted retained earnings	600.9	573.1	549.5	528.8	490.8
Restricted retained earnings	51.3	42.7	36.2	30.5	20.2
AOCI	42.8	46.8	78.8	53.7	28.4
Total capital	3,182.6	3,575.9	3,496.5	3,429.0	3,631.1
Notes:
(1) Includes trading, AFS and HTM investment securities, securities purchased under agreements to resell, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $11.3 million at September 30, 2013, $12.2 million at June 30, 2013, $13.4 million at March 31, 2013, $14.2 million at December 31, 2012 and $14.0 million at September 30, 2012.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $720.7 billion, $704.5 billion, $666.0 billion, $687.9 billion, and $674.5 billion at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the third quarter and nine months ended September 30, 2013 and 2012, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2012 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $43.5 million for the third quarter of 2013, compared to $33.0 million for the third quarter of 2012. This improvement was driven primarily by net gains on the early extinguishment of debt and higher net gains on derivatives and hedging activities, partially offset by lower net interest income. Net gains on the early extinguishment of debt recognized during the third quarter of 2013 totaled $9.6 million. Net gains on derivatives and hedging activities were $5.4 million in the third quarter of 2013 compared to net gains of $3.5 million in the third quarter of 2012. Net interest income was $47.5 million for the third quarter of 2013 compared to $50.0 million in the third quarter of 2012, a decrease of $2.5 million which was primarily due to lower prepayment fees on advances. Lower interest income from advances, investments, and mortgage loans held for portfolio was mostly offset by lower interest expense on consolidated obligations. The Bank's return on average equity for the third quarter of 2013 was 5.11%, compared to 3.74% for the third quarter of 2012.

The Bank recorded net income of $104.1 million for the first nine months of 2013, compared to $78.0 million for the same prior-year period. This increase was driven primarily by higher net gains on derivatives and hedging activities, lower net OTTI credit losses and the impact of the third quarter 2013 net gains on the early extinguishment of debt, partially offset by lower net interest income. Net gains on derivatives and hedging activities were $14.1 million for the first nine months of 2013 compared to $2.6 million for the same period in 2012. Net OTTI credit losses were $0.4 million and $11.0 million, respectively, for the first nine months of 2013 and 2012. Net interest income was $135.0 million, for the first nine months of 2013, a decrease of

$7.1 million from $142.1 million in the same prior year period. Lower net interest income for the first nine months of 2013 was primarily due to lower prepayment fees on advances. Lower interest income from advances, investments and mortgage loans held for portfolio was more than offset by lower interest expense on consolidated obligations. The Bank's return on average equity for the first nine months of 2013 was 4.05%, compared to 2.99% for the comparable prior year period.

Net Interest Income

The following tables summarize the yields on interest-earning assets, rates paid on interest-bearing liabilities, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months and nine months ended September 30, 2013 and 2012.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2013			2012
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,107.9	$0.7	0.06	$6,238.1	$2.3	0.14
Interest-bearing deposits (2)	530.2	0.1	0.08	469.8	0.2	0.15
Investment securities (3)	11,407.6	53.8	1.87	14,466.2	64.6	1.78
Advances (4)	38,913.3	55.5	0.57	34,861.2	68.3	0.78
Mortgage loans held for portfolio (5)	3,345.2	34.3	4.06	3,613.3	41.3	4.55
Total interest-earning assets	59,304.2	144.4	0.96	59,648.6	176.7	1.18
Allowance for credit losses	(14.5)			(16.7)
Other assets (6)	590.6			602.7
Total assets	$59,880.3			$60,234.6
Liabilities and capital:
Deposits (2)	$728.9	$0.1	0.03	$1,039.9	$0.1	0.05
Consolidated obligation discount notes	17,314.4	3.7	0.08	20,116.6	6.4	0.13
Consolidated obligation bonds (7)	37,357.5	92.8	0.99	34,096.0	120.0	1.40
Other borrowings	88.5	0.3	1.43	199.9	0.2	0.42
Total interest-bearing liabilities	55,489.3	96.9	0.69	55,452.4	126.7	0.91
Other liabilities	1,018.1			1,273.9
Total capital	3,372.9			3,508.3
Total liabilities and capital	$59,880.3			$60,234.6
Net interest spread			0.27			0.27
Impact of noninterest-bearing funds			0.05			0.06
Net interest income/net interest margin		$47.5	0.32		$50.0	0.33
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.6 billion and $1.1 billion in 2013 and 2012, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The non-credit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(93.6) million and $313.6 million in 2013 and 2012, respectively.

Net interest income for the third quarter of 2013 decreased $2.5 million from the third quarter of 2012 primarily due to a$2.2 million decline in prepayment fees on advances. Lower interest income on advances, investments and mortgage loans held for portfolio was mostly offset by lower interest expense on consolidated obligations. Advance volume increased, however demand was generally in low yield products which resulted in a decline in interest income in the comparison. Interest income on investments declined due to lower volume while interest income on mortgage loans declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets.

Average Balances and Interest Yields/Rates Paid

	Nine months ended September 30,
	2013			2012
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,835.1	$4.1	0.10	$4,986.9	$5.0	0.13
Interest-bearing deposits (2)	452.3	0.4	0.11	508.1	0.5	0.13
Investment securities (3)	11,527.4	163.6	1.90	14,314.9	201.7	1.88
Advances (4)	38,028.3	169.9	0.60	32,802.1	211.3	0.86
Mortgage loans held for portfolio (5)	3,443.2	107.5	4.17	3,703.5	128.8	4.65
Total interest-earning assets	59,286.3	445.5	1.00	56,315.5	547.3	1.30
Allowance for credit losses	(15.6)			(17.0)
Other assets (6)	655.3			600.1
Total assets	$59,926.0			$56,898.6
Liabilities and capital:
Deposits (2)	$860.6	$0.3	0.04	$1,122.3	$0.4	0.05
Consolidated obligation discount notes	17,417.2	13.5	0.10	15,940.6	12.3	0.10
Consolidated obligation bonds (7)	36,947.2	295.4	1.07	34,793.5	392.1	1.51
Other borrowings	264.4	1.3	0.68	207.3	0.4	0.22
Total interest-bearing liabilities	55,489.4	310.5	0.75	52,063.7	405.2	1.04
Other liabilities	998.6			1,351.2
Total capital	3,438.0			3,483.7
Total liabilities and capital	$59,926.0			$56,898.6
Net interest spread			0.25			0.26
Impact of noninterest-bearing funds			0.05			0.08
Net interest income/net interest margin		$135.0	0.30		$142.1	0.34
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
(6) The non-credit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $74.7 million and $322.4 million in 2013 and 2012, respectively.

Net interest income for the nine months ended September 30, 2013 declined $7.1 million from the same year-ago period. This decline was due to a $12.1 million decrease in prepayment fees on advances. Excluding prepayment fees, net interest income increased, as lower interest expense on consolidated obligations more than offset lower interest income on advances, investments and mortgage loans held for portfolio. The rates paid on interest-bearing liabilities declined 29 basis points due to lower funding costs on bonds. Interest-earning assets increased 5.3% with higher demand for advances being partially offset by lower investments. While advance volume increased, demand was generally in low yield products which resulted in a decline in interest income in the comparison. Interest income on investments declined due to lower volume while interest income on mortgage loans declined due to both lower volume and the run-off of higher yielding assets that have been replaced with lower yielding assets. Additionally, the impact of noninterest-bearing funds has decreased three basis points due to lower average capital resulting from additional repurchases of excess capital stock.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2013 and 2012.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2013 compared to 2012
	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.4)	$(1.2)	$(1.6)	$0.7	$(1.6)	$(0.9)
Interest-bearing deposits	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Investment securities	(14.0)	3.2	(10.8)	(39.7)	1.6	(38.1)
Advances	7.5	(20.3)	(12.8)	29.9	(71.3)	(41.4)
Mortgage loans held for portfolio	(2.8)	(4.2)	(7.0)	(8.8)	(12.5)	(21.3)
Total interest-earning assets	$(9.7)	$(22.6)	$(32.3)	$(17.9)	$(83.9)	$(101.8)
Interest-bearing deposits	$—	$—	$—	$(0.1)	$—	$(0.1)
Consolidated obligation discount notes	(0.8)	(1.9)	(2.7)	1.2	—	1.2
Consolidated obligation bonds	11.0	(38.2)	(27.2)	22.7	(119.4)	(96.7)
Other borrowings	(0.2)	0.3	0.1	0.1	0.8	0.9
Total interest-bearing liabilities	$10.0	$(39.8)	$(29.8)	$23.9	$(118.6)	$(94.7)
Total increase (decrease) in net interest income	$(19.7)	$17.2	$(2.5)	$(41.8)	$34.7	$(7.1)

Due to rate and volume declines, interest income and interest expense decreased in both the quarter-over-quarter and year-over-year comparisons. For both comparisons, the decline in interest income was driven by rate and volume declines, while the interest expense decline was rate driven, partially offset by volume increases. The decline in interest income was from the investment portfolio, advances portfolio and mortgage loans held for portfolio. The decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds.
Average investment balances decreased quarter-over-quarter and year-over-year. The decline was driven by lower certificates of deposit, U.S. Treasury bill and MBS balances, partially offset by increases in Agency notes. Agency MBS balances decreased as the run-off of the existing portfolio exceeded purchases of new investments. The Bank has not purchased any private label MBS since late 2007, purchasing only Agency and GSE MBS since 2008, including approximately $0.7 billion in 2013. The rate increase was primarily related to the reduced levels of lower-yielding certificates of deposit and U.S. Treasury bills in the portfolio.
The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2013 and 2012. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2013	2012	2013	2012
Repo/Mid-Term Repo	$11,996.7	$12,120.0	$12,197.2	$10,865.1
Core (Term)	24,038.4	18,542.5	22,760.3	17,239.4
Convertible Select	2,268.8	3,028.3	2,355.5	3,479.0
Total par value	$38,303.9	$33,690.8	$37,313.0	$31,583.5

While there was an increase in advance volume, interest income decreased quarter-over-quarter and year-over-year due to a decrease in the yield. Demand for advances (par) increased in 2012 and continued throughout the first three quarters of 2013. Attractive advance rates and members' liquidity needs contributed to the recent increase in advance balances. Growth was driven by strong demand for short-term products by several of the Bank's large members earlier in 2013. However, recent paydowns by these members has been offset by growth in advances from small and mid-size members. The yield on this portfolio declined in both comparisons as the third quarter and year-to-date 2013 portfolios were comprised of more variable rate advances with relatively lower yields.
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
The average consolidated obligations portfolio balance increased quarter-over-quarter as increased average bond balances were partially offset by decreased discount note balances. In the year-over-year comparison bond and discount note balances both increased. However, interest expense on bonds declined in both comparisons due to a decrease in rates paid, which more than offset the volume increase. The rate decrease was primarily due to longer term debt that was called or matured and then replaced with lower cost bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Market conditions continued to impact the cost of the Bank's consolidated obligations. Short-term funding levels relative to LIBOR are at more customary levels as European concerns have faded. Long-term funding levels have gradually improved from increased investor demand as a result of the Federal Reserve's continued quantitative easing. Funding levels remained relatively stable into 2013 until late in the second quarter when spreads to LIBOR widened, along with other fixed income securities, due to uncertainty surrounding future Federal Reserve bond purchases. These wider spreads persisted in the third quarter of 2013.
Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2013 and 2012. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$38,913.3	$55.5	0.57	$122.2	1.25	$(66.7)	(0.68)
Mortgage loans held for portfolio	3,345.2	34.3	4.06	35.3	4.17	(1.0)	(0.11)
All other interest-earning assets	17,045.7	54.6	1.27	55.5	1.27	(0.9)	—
Total interest-earning assets	$59,304.2	$144.4	0.96	$213.0	1.42	$(68.6)	(0.46)
Liabilities:
Consolidated obligation bonds	$37,357.5	$92.8	0.99	$158.5	1.68	$(65.7)	(0.69)
All other interest-bearing liabilities	18,131.8	4.1	0.09	4.1	0.09	—	—
Total interest-bearing liabilities	$55,489.3	$96.9	0.69	$162.6	1.16	$(65.7)	(0.47)
Net interest income/net interest spread		$47.5	0.27	$50.4	0.26	$(2.9)	0.01

Three Months Ended September 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$34,861.2	$68.3	0.78	$168.7	1.92	$(100.4)	(1.14)
Mortgage loans held for portfolio	3,613.3	41.3	4.55	42.1	4.64	(0.8)	(0.09)
All other interest-earning assets	21,174.1	67.1	1.26	67.1	1.26	—	—
Total interest-earning assets	$59,648.6	$176.7	1.18	$277.9	1.85	$(101.2)	(0.67)
Liabilities:
Consolidated obligation bonds	$34,096.0	$120.0	1.40	$171.0	2.00	$(51.0)	(0.60)
All other interest-bearing liabilities	21,356.4	6.7	0.13	6.7	0.13	—	—
Total interest-bearing liabilities	$55,452.4	$126.7	0.91	$177.7	1.28	$(51.0)	(0.37)
Net interest income/net interest spread		$50.0	0.27	$100.2	0.57	$(50.2)	(0.30)

Nine Months Ended September 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$38,028.3	$169.9	0.60	$367.6	1.29	$(197.7)	(0.69)
Mortgage loans held for portfolio	3,443.2	107.5	4.17	110.6	4.29	(3.1)	(0.12)
All other interest-earning assets	17,814.8	168.1	1.26	169.0	1.26	(0.9)	—
Total interest-earning assets	$59,286.3	$445.5	1.00	$647.2	1.45	$(201.7)	(0.45)
Liabilities:
Consolidated obligation bonds	$36,947.2	$295.4	1.07	$482.7	1.75	$(187.3)	(0.68)
All other interest-bearing liabilities	18,542.2	15.1	0.11	15.1	0.11	—	—
Total interest-bearing liabilities	$55,489.4	$310.5	0.75	$497.8	1.20	$(187.3)	(0.45)
Net interest income/net interest spread		$135.0	0.25	$149.4	0.25	$(14.4)	—

Nine Months Ended September 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$32,802.1	$211.3	0.86	$527.6	2.15	$(316.3)	(1.29)
Mortgage loans held for portfolio	3,703.5	128.8	4.65	131.4	4.74	(2.6)	(0.09)
All other interest-earning assets	19,809.9	207.2	1.40	207.2	1.40	—	—
Total interest-earning assets	$56,315.5	$547.3	1.30	$866.2	2.05	$(318.9)	(0.75)
Liabilities:
Consolidated obligation bonds	$34,793.5	$392.1	1.51	$545.3	2.09	$(153.2)	(0.58)
All other interest-bearing liabilities	17,270.2	13.1	0.10	13.1	0.10	—	—
Total interest-bearing liabilities	$52,063.7	$405.2	1.04	$558.4	1.43	$(153.2)	(0.39)
Net interest income/net interest spread		$142.1	0.26	$307.8	0.62	$(165.7)	(0.36)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The impact of derivatives reduced net interest income for the three and nine months ended September 30, 2013 and 2012. Net interest income for the 2012 periods was reduced more significantly by the use of derivatives than the 2013 periods. The impact of derivatives had comparatively little or no impact on the net interest spread for the third quarter and nine months ended September 30, 2013, but net interest spread was significantly reduced in the comparable 2012 periods. The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The Bank generally uses interest rate swaps to hedge a portion of investments, advances and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread (i.e., the return on the Bank's assets versus its cost of funds). Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income from the amount that would have occurred without derivatives. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses many different funding and hedging strategies. One strategy involves closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the third quarter of 2013 was $(0.7) million compared to $(0.2) million for the same period in 2012. For the nine months ended September 30, 2013 and 2012, the provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(2.0) million and $39 thousand, respectively. The decrease in each of these comparison periods was primarily due to a decrease in the projected losses on the MPF Plus portfolio as a result of continuing declines in foreclosure and delinquency balances. In addition, the estimated life of the MPF Plus portfolio extended as a result of rising interest rates, which increased the estimate of future credit enhancement (CE) fees available to offset projected losses.

Other Noninterest Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Total OTTI losses	$—	$—	$—	$(2.2)
OTTI losses reclassified (from) AOCI	—	(0.2)	(0.4)	(8.8)
Net OTTI losses, credit portion	—	(0.2)	(0.4)	(11.0)
Net gains on trading securities	0.2	0.2	0.5	0.3
Net gains on derivatives and hedging activities	5.4	3.5	14.1	2.6
Net gains on extinguishments of debt	9.6	—	9.6	—
Other, net	2.6	0.9	8.7	5.4
Total other noninterest income (loss)	$17.8	$4.4	$32.5	$(2.7)

The Bank's higher other noninterest income for the third quarter and the first nine months of 2013 compared to the same prior year periods reflected net gains on the early extinguishments of debt, lower net OTTI credit losses, and higher net gains on derivatives and hedging activities. During the third quarter of 2013, the Bank had two repurchases of swapped callable bonds totaling $758 million, resulting in a net gain of $9.6 million. See additional discussion of OTTI charges in "Credit and Counterparty Risk - Investments" in the Risk Management section of this Item 2. The activity related to derivatives and hedging activities is discussed in more detail below.

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

The following tables detail the net effect of derivatives and hedging activities for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.2)	$—	$(1.0)	$7.8	$4.6
Net interest settlements included in net interest income (2)	(64.5)	(0.9)	—	57.9	(7.5)
Total effect on net interest income	$(66.7)	$(0.9)	$(1.0)	$65.7	$(2.9)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.9	$0.8	$—	$0.4	$3.1
Gains (losses) on derivatives not receiving hedge accounting	(3.8)	(5.1)	1.5	9.7	2.3
Total net gains (losses) on derivatives and hedging activities	$(1.9)	$(4.3)	$1.5	$10.1	$5.4
Total net effect of derivatives and hedging activities	$(68.6)	$(5.2)	$0.5	$75.8	$2.5

	Three months ended September 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(7.2)	$—	$(0.8)	$6.8	$(1.2)
Net interest settlements included in net interest income (2)	(93.2)	—	—	44.2	(49.0)
Total effect on net interest income	$(100.4)	$—	$(0.8)	$51.0	$(50.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.5	$—	$—	$0.9	$1.4
Gains (losses) on derivatives not receiving hedge accounting	(0.1)	(1.0)	2.0	1.2	2.1
Total net gains (losses) on derivatives and hedging activities	$0.4	$(1.0)	$2.0	$2.1	$3.5
Total net effect of derivatives and hedging activities	$(100.0)	$(1.0)	$1.2	$53.1	$(46.7)

	Nine months ended September 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(7.2)	$—	$(3.1)	$24.3	$14.0
Net interest settlements included in net interest income (2)	(190.5)	(0.9)	—	163.0	(28.4)
Total effect on net interest income	$(197.7)	$(0.9)	$(3.1)	$187.3	$(14.4)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$2.2	$0.9	$—	$0.9	$4.0
Gains (losses) on derivatives not receiving hedge accounting	0.6	11.2	14.0	(15.7)	10.1
Total net gains (losses) on derivatives and hedging activities	$2.8	$12.1	$14.0	$(14.8)	$14.1
Total net effect of derivatives and hedging activities	$(194.9)	$11.2	$10.9	$172.5	$(0.3)

	Nine months ended September 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(26.9)	$—	$(2.6)	$22.7	$(6.8)
Net interest settlements included in net interest income (2)	(289.4)	—	—	130.5	(158.9)
Total effect on net interest income	$(316.3)	$—	$(2.6)	$153.2	$(165.7)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.2	$—	—	$2.1	$3.3
Gains (losses) on derivatives not receiving hedge accounting	(0.7)	(4.7)	2.4	2.3	(0.7)
Total net gains (losses) on derivatives and hedging activities	$0.5	$(4.7)	$2.4	$4.4	$2.6
Total net effect of derivatives and hedging activities	$(315.8)	$(4.7)	$(0.2)	$157.6	$(163.1)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During the third quarter of 2013, total ineffectiveness related to these fair value hedges resulted in net gains of $3.1 million compared to net gains of $1.4 million during the third quarter of 2012. For the nine months ended September 30, 2013 and 2012, the Bank recorded net gains of $4.0 million and $3.3 million, respectively. The total notional amount decreased to $24.2 billion at September 30, 2013 from $25.7 billion at December 31, 2012. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $2.3 million in the third quarter of 2013 compared to net gains of $2.1 million for the third quarter of 2012. For the nine months ended 2013 and 2012, the Bank recorded net gains of $10.1 million and net losses of $(0.7) million, respectively. The total notional amount of economic hedges was $9.7 billion at September 30, 2013 and $5.5 billion at December 31, 2012.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2012 Form 10-K.

Assets

Total assets were $61.6 billion at September 30, 2013, compared to $64.6 billion at December 31, 2012. The decline was primarily due to decrease of $3.1 billion of securities purchased under agreements to resell and Federal funds sold. The following provides additional details regarding the primary components of the Statement of Condition.

Core Mission Assets. As previously noted, the Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. The Finance Agency continues to engage in dialog with the FHLBanks regarding their housing finance mission and levels of mission-related assets.

Advances. Advances (par) totaled $38.9 billion at September 30, 2013 compared to $39.7 billion at December 31, 2012. This slight decrease was due a significant decline in the Repo product category, partially offset by an increase in the product categories of Returnables and Core (Term). Due to attractive advance rates, members shifted their focus from short-term to long-term advance products. At September 30, 2013, the Bank had advances outstanding to 180 borrowing members, compared to 178 borrowing members at December 31, 2012. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 76.0% of total advances as of September 30, 2013 compared to 79.9% at December 31, 2012.

The following table provides information (at par excluding discounts, deferred prepayment fees, and hedging adjustments as reflected in the Statement of Condition) on advances by different product type at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
in millions	2013	2012
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$2,490.0	$1,005.0
Core (Term)	9,020.7	7,020.5
Returnables	—	400.0
Total adjustable/variable-rate indexed	$11,510.7	$8,425.5
Fixed rate:
Repo/Mid-Term Repo	$11,064.0	$15,712.3
Core (Term)	6,831.3	6,665.8
Returnables	7,000.0	6,000.0
Total fixed rate	$24,895.3	$28,378.1
Convertible	$2,245.5	$2,575.5
Amortizing/mortgage-matched:
Core (Term)	$253.6	$291.7
Total par balance	$38,905.1	$39,670.8

The Bank had no putable advances at September 30, 2013 or December 31, 2012.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30,	December 31,
Member Asset Size	2013	2012
Less than $100 million	22	26
Between $100 million and $500 million	111	111
Between $500 million and $1 billion	48	47
Between $1 billion and $5 billion	29	28
Greater than $5 billion	16	14
Total borrowing members during the year	226	226
Total membership	298	294
Percentage of members borrowing during the period	75.8%	76.9%
Total borrowing members with outstanding loan balances at period-end	180	178
Percentage of members borrowing at period-end	60.4%	60.5%

During 2013, the Bank has experienced a net increase of four members. The Bank added seven new members and lost three members. One member relocated out of the Bank's district and two members were merged with other institutions within the Bank's district.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2013.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses decreased $254.8 million, to $3.3 billion at September 30, 2013. New portfolio activity has been negatively impacted by rising mortgage rates in recent months.

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

	September 30,	December 31,
(in millions)	2013	2012
Advances(1)	$39,505.9	$40,497.8
Mortgage loans held for portfolio, net(2)	3,277.7	3,532.5
Nonaccrual mortgage loans(3)	60.1	72.5
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.9	7.2
BOB loans, net	11.2	12.8
Nonaccrual BOB loans	0.5	0.6
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses. Includes TDRs of $13.0 million and $10.2 million at September 30, 2013 and December 31, 2012, respectively.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has improved since year-end 2012. As of September 30, 2013, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 4.3% of the MPF Plus portfolio compared with 0.8% and 3.9%, respectively, at December 31, 2012. The actual amount of MPF Plus seriously delinquent loans and foreclosures has fallen from December 31, 2012 to September 30, 2013, but due to the run-off of the MPF Plus portfolio, the percentages have increased.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2013 and December 31, 2012.

	MPF CE structure September 30, 2013		ACL September 30, 2013
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.6	$128.8	$2.5	$(1.8)	$0.7
MPF Plus	23.7	43.6	24.6	(14.1)	10.5

	MPF CE structure December 31, 2012		ACL December 31, 2012
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.6	$109.4	$4.1	$(2.9)	$1.2
MPF Plus	27.4	46.2	27.8	(14.8)	13.0

Investments. At September 30, 2013, the sum of the Bank's interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold decreased approximately $3.1 billion from December 31, 2012 as the Bank's liquidity needs declined in the first nine months of 2013. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities (trading, AFS, and HTM securities) totaled $11.6 billion at September 30, 2013 compared to $12.0 billion at December 31, 2012. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2013	December 31, 2012
Trading securities:
Non-MBS:
GSE securities	$53.6	$—
U.S. Treasury bills	—	350.0
Mutual funds	4.2	3.6
Total trading securities	$57.8	$353.6
AFS securities:
Mutual funds	$2.0	$2.0
Other U.S. obligations	—	21.0
GSE and Tennessee Valley Authority (TVA) obligations	2,249.8	1,169.3
State or local agency obligations	14.4	11.1
MBS:
Other U.S. obligations residential MBS	400.2	310.7
GSE MBS	3,066.0	2,992.8
Private label residential MBS	1,180.0	1,410.5
Private label home equity line of credit (HELOCs)	14.8	14.8
Total AFS securities	$6,927.2	$5,932.2
HTM securities:
Certificates of deposit	$350.0	$400.0
GSE securities	16.8	24.8
State or local agency obligations	247.8	254.8
MBS:
Other U.S. obligations residential MBS	1,526.9	1,922.6
GSE MBS	1,499.3	1,842.2
Private label residential MBS	936.4	1,208.5
HELOCs	10.1	12.1
Total HTM securities	$4,587.3	$5,665.0
Total investment securities	$11,572.3	$11,950.8

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of September 30, 2013. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
GSE securities	$—	$—	$17.6	$36.0	$53.6
Mutual funds	4.2	—	—	—	4.2
Total trading securities	$4.2	$—	$17.6	$36.0	$57.8
Yield on trading securities (%)	n/a	n/a	3.61	3.37	3.19
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
GSE and TVA obligations	200.2	1,449.6	444.6	155.4	2,249.8
State or local agency obligations	—	—	0.4	14.0	14.4
MBS:
Other U.S. obligations residential MBS	—	—	—	400.2	400.2
GSE MBS	—	276.7	573.3	2,216.0	3,066.0
Private label residential MBS	—	—	—	1,180.0	1,180.0
HELOCs	—	—	—	14.8	14.8
Total AFS securities	$202.2	$1,726.3	$1,018.3	$3,980.4	$6,927.2
Yield on AFS securities (%)	0.24	0.79	2.40	2.62	2.08
HTM securities:
Certificates of deposit	$350.0	$—	$—	$—	$350.0
GSE securities	—	16.8	—	—	16.8
State or local agency obligations	0.1	—	28.7	219.0	247.8
MBS:
Other U.S. obligations residential MBS	—	—	342.0	1,184.9	1,526.9
GSE MBS	—	120.1	779.2	600.0	1,499.3
Private label residential MBS	—	41.0	—	895.4	936.4
HELOCs	—	—	—	10.1	10.1
Total HTM securities	$350.1	$177.9	$1,149.9	$2,909.4	$4,587.3
Yield on HTM securities (%)	0.16	3.84	2.49	1.82	1.94
Total investment securities	$556.5	$1,904.2	$2,185.8	$6,925.8	$11,572.3
Yield on investment securities (%)	0.19	1.07	2.46	2.30	2.03
Securities purchased under agreements to resell	$250.0	$—	$—	$—	$250.0
Interest-bearing deposits	4.4	—	—	—	4.4
Federal funds sold	3,705.0	—	—	—	3,705.0
Total investments	$4,515.9	$1,904.2	$2,185.8	$6,925.8	$15,531.7
As of September 30, 2013, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$3,318.7	$3,356.9
Fannie Mae	2,482.4	2,501.1
Ginnie Mae	1,585.1	1,592.9
Federal Farm Credit Banks	1,039.4	1,039.4
J.P. Morgan Mortgage Trust	379.4	379.1
Toronto Dominion Bank	350.0	350.0
National Credit Union Administration	342.0	343.2
Total	$9,497.0	$9,562.6

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of September 30, 2013, the Bank was obligated to fund approximately $422.2 million in additional advances and BOB loans, $20.4 million of mortgage loans and $9.6 billion in outstanding standby letters of credit, and to issue $772.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generated a retained earnings target of $536 million as of September 30, 2013. The Bank exceeded its retained earnings target as of September 30, 2013 as it had $652.2 million of retained earnings. The Bank's retained earnings target is projected to decline to $426 million by 2017, based on run-off of the private label MBS portfolio as well as the Bank's risk management actions. The framework also assists management in its overall analysis of the level of future dividends.

Retained earnings increased $92.9 million, to $652.2 million, at September 30, 2013 compared to $559.3 million at December 31, 2012. The increase in retained earnings during the first nine months of 2013 reflected net income partially offset by $11.2 million of dividends paid. Total retained earnings at September 30, 2013 included unrestricted retained earnings of $600.9 million and restricted retained earnings (RRE) of $51.3 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2012 Form 10-K.

Capital Plan. Under the Bank’s Capital Plan, members are required to purchase and maintain a certain level of activity-based capital stock to obtain advances and engage in other business transactions. The amount of this stock requirement can be periodically modified by the Bank, with Board of Directors approval.

In light of the growth in retained earnings over the last several years, the Bank reduced the activity-based capital stock requirement from 4.6% to 4.0% of advances, effective September 17, 2013. This change applies to both advances outstanding as of the effective date and those issued after the effective date. In addition, beginning in August 2013, the Bank began to repurchase all excess capital stock on a monthly basis.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent (or "regulatory") capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	September 30,	December 31,
(in millions)	2013	2012
Permanent capital:
Capital stock (1)	$2,487.6	$3,247.6
Retained earnings	652.2	559.3
Total permanent capital	$3,139.8	$3,806.9
RBC requirement:
Credit risk capital	$602.4	$678.6
Market risk capital	213.5	113.6
Operations risk capital	244.7	237.7
Total RBC requirement	$1,060.6	$1,029.9
Excess permanent capital over RBC requirement	$2,079.2	$2,777.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital decreased $697.8 million from year-end primarily due to the impact of the repurchases of excess capital stock during 2013.

On September 25, 2013, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2013.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at September 30, 2013.

	September 30,	December 31,
(dollars in millions)	2013	2012
Regulatory Capital Ratio
Minimum regulatory capital (4.0% of total assets)	$2,462.5	$2,584.7
Regulatory capital	3,139.8	3,806.9
Total assets	61,562.8	64,616.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.1%	5.9%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,078.1	$3,230.8
Leverage capital (regulatory capital multiplied by a 1.5 weighting factor)	4,709.8	5,710.2
Leverage ratio (leverage capital as a percentage of total assets)	7.7%	8.8%

The decrease in the regulatory capital and leverage ratios from December 31, 2012 to September 30, 2013 was primarily due to the impact of repurchases of excess capital stock.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented below.

	September 30,	December 31,
(dollars in millions)	2013	2012
Commercial banks	$2,074.2	$1,702.5
Thrifts	275.9	991.9
Insurance companies	88.8	77.3
Credit unions	48.7	44.3
Total GAAP capital stock	2,487.6	2,816.0
Mandatorily redeemable capital stock	—	431.6
Total capital stock	$2,487.6	$3,247.6

The composition of the Bank's membership by institution type is presented below.

	September 30,	December 31,
	2013	2012
Commercial banks	181	182
Thrifts	77	77
Credit unions	33	28
Insurance companies	7	7
Total	298	294

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

The Bank made no changes to its critical accounting policies during the nine months ended September 30, 2013.

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

Legislative and Regulatory Developments

The regulatory environment in which the Bank operates continues to change significantly as regulators continue to implement the Housing and Economic Recovery Act of 2008, as amended, the Dodd-Frank Act and the reforms of the Basel Committee on Bank Supervision. Further, the Bank continues to monitor significant changes proposed as the U.S. House and Senate consider legislation to reform Fannie Mae and Freddie Mac and make other housing finance changes. The Bank’s business, operations, funding costs, rights or obligations, and the business environment in which it carries out its housing finance mission, are likely to be impacted by these developments.

Finance Agency Developments

Final Rule on Stress Testing. On September 26, 2013, the Finance Agency issued a final rule which requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. The final rule became effective October 28, 2013, and the first reporting is due April 30, 2014.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities (ABS). On September 20, 2013, the Finance Agency with other U.S. federal regulators jointly issued a proposed rule with a comment deadline of October 30, 2013, which proposes requiring ABS sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment. The proposed rule would exempt Agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. The Bank is currently assessing the impact of this proposed rule, and has not yet determined the effect, if any, that this rule if adopted may have on the Bank’s operations.

Other Significant Developments

Housing Finance and Housing GSE Reform. The Bank expects Congress to continue to consider reforms for U.S. housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the Finance Agency’s efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or a subsidiary would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for Federal Housing Administration (FHA), Department of Veteran Affairs (VA) and similar loans designed to serve first-time homebuyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or one of the Enterprises. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBanks' members.

The Bank expects Congress to consider these and other changes to the U.S. housing finance system in the coming months. Any such proposal likely would have consequences for the FHLBank System and its ability to provide readily accessible liquidity to members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (the OCC) adopted a final rule and the FDIC (together with the Federal Reserve and the OCC, the Financial Regulators) adopted an interim final rule, which was amended September 10, 2013, establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of the Bank’s members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could incent the Bank’s members to use term advances to create and maintain balance sheet liquidity. Most of the Bank’s members must begin to comply with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014 for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and to such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, consolidated obligations would be categorized as Level 2A HQLAs. At this time, the impact of this rule (if adopted) on FHLBank system consolidated obligations is uncertain.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2012 Form 10-K. The Bank’s risks are affected by current and projected financial and residential mortgage market trends, which are discussed in the Executive Summary portion of this Item 2.

Details regarding the Bank's Risk Governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2012 Form 10-K.

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet. This is one of the risk metrics used to evaluate the adequacy of retained earnings and develop dividend payment and excess capital stock repurchase recommendations.

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. When MV/CS is above the established floor, additional analysis is performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The MV/CS ratio was 126.6% at September 30, 2013 and 115.1% at December 31, 2012. This improvement was primarily due to narrower spreads (i.e., the incremental risk premium or the additional yield the market is expecting to be compensated for holding private label MBS versus less risky assets) and principal paydowns on the private label MBS portfolio, increased retained earnings, and a lower capital stock balance. The improvement was partially offset by the effect of higher long-term interest rates. Because the MV/CS ratio was above the 90.0% floor at September 30, 2013, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases and dividend payouts. On July 30, 2013, the Bank repurchased all remaining excess capital stock for a total of $610.0 million. In August 2013, the Bank instituted monthly repurchases of all excess capital stock. The Bank has repurchased approximately $1.8 billion of excess capital stock during the first ten months of 2013. These repurchases were somewhat offset by member capital stock purchases associated with incremental advance borrowing. The effect of the net capital stock reduction was an improvement in the MV/CS ratio.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid only cash dividends. On February 22, 2013, and April 30, 2013, the Bank paid an annualized dividend of 32 basis points and 29 basis points per share, respectively. On July 30, 2013, the Bank paid an annualized dividend of 100 basis points per share. In addition, on October 30, 2013, the Bank paid an annualized dividend of 150 basis points per share.

In making decisions regarding future payment of dividends, the Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s Retained Earnings policy.

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

Limits have been established for exposure to low FICO and nontraditional residential mortgages. A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO (with acceptable mitigating factors for unknown and missing FICO score loans) or nontraditional loans and securities. A limit of 25% has also been established for total exposure including low FICO and nontraditional member collateral, subprime and nontraditional private label MBS, and low FICO whole mortgage loans acquired through the Bank’s MPF program.

In addition, an enhanced reporting process has been established to aggregate the volume of the aforementioned loans and securities. Lastly, all members are required to identify subprime, low FICO score and nontraditional loans that are included in their collateral and provide periodic certification that they comply with the FFIEC guidance.

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk. The Bank's market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank's mission and safe and sound operations across a wide range of interest rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

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

The Bank regularly validates the models used to measure market risk. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is independent of the business unit measuring risk and conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to the Bank's Asset Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the evaluation of such risks to ensure that they are well controlled and effective, and result in reasonable fair values.

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

The following table presents the Bank's duration of equity exposure calculated in accordance with the alternate methodology and the actual duration of equity at September 30, 2013 and December 31, 2012.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
September 30, 2013	1.1	1.2	1.5
December 31, 2012	1.1	0.6	1.3
Actual duration of equity:
September 30, 2013	2.3	2.3	2.7
December 31, 2012	2.5	1.8	2.6
Note:
Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Duration of equity increases from prior year-end in the case of parallel interest rate shocks reflect the effect of higher long-term interest rates and lower capital stock levels, which were partially offset by additional fixed-rate funding. The overall low interest rate environment and model restrictions prevent rates from being shocked in a parallel manner which can distort the Base Case duration of equity measure. The Bank has incorporated smaller interest rate shocks when determining Base Case duration of equity to mitigate this effect. The impact of the methodology change offset the overall increase in the Base Case results.

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

The following table presents the Bank's EDS level and volatility as of September 30, 2013 and December 31, 2012. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at September 30, 2013 and December 31, 2012.

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

	EDS (1) Yield Curve Shifts (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
September 30, 2013	410	(81)	523	32	491	567	76	590	99
December 31, 2012 (2)	346	13	357	24	333	443	110	547	214

Year 2 Return Volatility
September 30, 2013	459	(49)	536	28	508	514	6	524	16
December 31, 2012	472	13	479	20	459	483	24	539	80
Notes:
(1) Based on GAAP earnings.
(2) Comparable levels of EDS based on adjusted earnings (excluding future potential OTTI charges which were projected for Year 1 only) were 35 basis points higher for all scenarios.

Projected EDS in the forward rate scenario increased for both Year 1 and Year 2 mainly due to higher earnings from higher long-term interest rates, maturity of high yield debt, and lower OTTI projections in addition to lower projected capital stock levels. EDS volatility changes were mainly the result of floating rate reset risk changes, higher long-term interest rates, additional fixed rate funding, and mark-to-market position changes.

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

The daily exposure limit of EaR as approved by the Board is $2.2 million. The Bank's ALCO has established a lower exposure limit as an operating guideline at $1.8 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first nine months of 2013. At September 30, 2013, EaR measured $1.1 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on the basis of a member’s total credit exposure to the Bank or TCE, which includes advances with accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2013, TCE was $49.3 billion, comprised of approximately $38.9 billion in advance principal outstanding, $9.6 billion in letters of credit, $0.4 billion in advance commitments, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Refer to the Collateral Policies and Practices section below for recent revisions to MBC requirements. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2012 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter’s results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate financial analysis method is used to analyze insurance company exposure. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on varying forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During the first nine months of 2013, there were 22 failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. Between October 1, 2013 and November 6, 2013, there was one additional failure of an FDIC-insured institution nationwide. This institution was not a member of the Bank.

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

The following table presents the Bank’s top ten borrowers with respect to their TCE at September 30, 2013.

	September 30, 2013
(dollars in millions)	TCE	% of Total
Chase Bank USA, N.A., DE	$9,976.1	20.2%
PNC Bank, National Association, DE (1)	8,780.3	17.8%
Sovereign Bank, N.A, DE (2)	8,505.6	17.3%
TD Bank, National Association, DE	6,343.5	12.9%
Ally Bank, UT (3)	2,750.5	5.6%
Susquehanna Bank, PA	2,004.7	4.1%
Fulton Bank, N.A., PA	1,224.0	2.5%
Northwest Savings Bank, PA	721.5	1.5%
Wilmington Savings Fund Society FSB, DE	600.6	1.2%
First Commonwealth Bank, PA	583.9	1.2%
	$41,490.7	84.3%
Other borrowers	7,784.2	15.7%
Total TCE outstanding	$49,274.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Effective October 17, 2013, Sovereign Bank changed its name to Santander Bank, N.A., a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at September 30, 2013, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of September 30, 2013.

	September 30, 2013
(dollars in millions)	Advance Balance	% of Total
Chase Bank USA, N.A., DE	$9,975.0	25.6%
Sovereign Bank, N.A., DE (1)	8,265.0	21.2%
PNC Bank, National Association, DE (2)	7,000.1	18.0%
Ally Bank, UT (3)	2,750.0	7.1%
Susquehanna Bank, PA	1,588.0	4.1%
Fulton Bank, N.A., PA	748.3	1.9%
Northwest Savings Bank, PA	725.5	1.9%
Wilmington Savings Fund Society FSB, DE	600.5	1.5%
First Commonwealth Bank, PA	554.6	1.4%
Genworth Life Insurance Company, DE	492.9	1.3%
	$32,699.9	84.0%
Other borrowers	6,205.2	16.0%
Total advances	$38,905.1	100.0%
Notes:
(1) Effective October 17, 2013, Sovereign Bank changed its name to Santander Bank, N.A., a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The average year-to-date September 30, 2013 balances for the ten largest borrowers totaled $31.6 billion, or 84.6% of total average advances outstanding. During the nine months ended September 30, 2013, the maximum outstanding balance to any one borrower was $13.2 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of September 30, 2013 and December 31, 2012. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances.

(dollars in millions)	September 30, 2013	December 31, 2012
Letters of credit:
Public unit deposit	$9,579.8	$7,489.8
Tax exempt bonds	15.7	84.0
Other	37.6	62.4
Total	$9,633.1	$7,636.2
Expiration terms:
One year or less	$7,069.6	$6,900.6
After one year through five years	2,563.5	735.6
Total	$9,633.1	$7,636.2

At September 30, 2013 and December 31, 2012, the Bank had a concentration of letters of credit to one member totaling $6.3 billion and $6.6 billion, respectively. These amounts accounted for 65.9% and 85.9% of the total outstanding amount for each period, respectively.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2012 Form 10-K for additional information related to the Bank’s Collateral Policy. The Board approved several significant credit and collateral related updates effective September 2013 to provide members with opportunities to expand their MBC and more effectively manage their credit relationship with the Bank. All Collateral Policy revisions are reflected in the Bank's Member Product Policy. The changes, including those highlighted below, contributed to an increase in MBC of $25.9 billion (or 19.6%) from December 31, 2012 to $158.3 billion at September 30, 2013. Some of this increase was also due to normal growth in qualifying collateral assets within member balance sheets.

•	Weightings on collateral for specific qualifying loans were increased by 10 percentage points;

•	Residential mortgage-backed securities (RMBS) eligibility has been expanded;

•	Loan-to-value (LTV) thresholds on certain categories of qualifying loan collateral were increased, for members who opt to participate in the Bank’s market-value based pricing program; and

•	Collateral delivery guidelines and credit ratings were revised to permit easier access to borrowing.

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

The following table summarizes total eligible collateral values for all of the Bank’s members, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2013 and December 31, 2012. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	September 30, 2013		December 31, 2012
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$70,639.1	44.6%	$58,905.5	44.5%
High quality investment securities(1)	2,836.4	1.8	3,032.3	2.3
ORERC(2)/CFI(3) eligible collateral	74,073.3	46.8	61,579.6	46.5
Multi-family residential mortgage loans	10,702.3	6.8	8,901.4	6.7
Total eligible collateral value	$158,251.1	100.0%	$132,418.8	100.0%
Total TCE	$49,274.9		$48,115.9
Collateralization ratio (eligible collateral value to TCE outstanding)	321.2%		275.2%
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

The following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status of all member borrowers as of September 30, 2013 and December 31, 2012.

	September 30, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$52,031.2	39.0%	$13,426.4	92.0%	$793.1	28.9%	$66,250.7	43.9%
High quality investment securities(1)	1,210.7	0.9	1,173.9	8.0	206.5	7.5	$2,591.1	1.7
ORERC/CFI eligible collateral	69,805.0	52.3	—	—	1,633.3	59.6	$71,438.3	47.4
Multi-family residential mortgage loans	10,409.9	7.8	—	—	109.0	4.0	$10,518.9	7.0
Total eligible collateral value	$133,456.8	100.0%	$14,600.3	100.0%	$2,741.9	100.0%	$150,799.0	100.0%
Total TCE	$38,022.4	77.2%	$10,864.5	22.0%	$388.0	0.8%	$49,274.9	100.0%
Number of members	194	90%	7	3.0%	15	7.0%	216	100.0%

	December 31, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$46,112.5	40.9%	$7,317.0	92.4%	$1,315.4	35.1%	$54,744.9	44.1%
High quality investment securities(1)	1,442.6	1.3	599.7	7.6	205.4	5.5	2,247.7	1.8
ORERC/CFI eligible collateral	56,527.7	50.2	—	—	2,060.8	55.0	58,588.5	47.1
Multi-family residential mortgage loans	8,543.3	7.6	—	—	163.0	4.4	8,706.3	7.0
Total eligible collateral value	$112,626.1	100.0%	$7,916.7	100.0%	$3,744.6	100.0%	$124,287.4	100.0%
Total TCE	$40,620.0	84.4%	$7,045.2	14.6%	$450.7	1.0%	$48,115.9	100.0%
Number of members	183	87%	5	2%	24	11%	212	100.0%
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

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of September 30, 2013 and December 31, 2012, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.8 billion and $3.3 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2013 and December 31, 2012 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	September 30, 2013 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$—	$—	$250.0	$—	$—	$250.0
Federal funds sold	—	1,850.0	1,775.0	80.0	—	3,705.0
Total money market investments	—	1,850.0	2,025.0	80.0	—	3,955.0
Investment securities:
Certificates of deposit	—	350.0	—	—	—	350.0
GSE and TVA obligations	—	2,320.2	—	—	—	2,320.2
State or local agency obligations	14.5	247.7	—	—	—	262.2
Total non-MBS	14.5	2,917.9	—	—	—	2,932.4
Other U.S. obligations residential MBS	—	1,927.1	—	—	—	1,927.1
GSE MBS	—	4,565.3	—	—	—	4,565.3
Private label residential MBS	—	13.5	45.3	399.4	1,658.2	2,116.4
HELOCs	—	—	10.1	—	14.8	24.9
Total MBS	—	6,505.9	55.4	399.4	1,673.0	8,633.7
Total investments	$14.5	$11,273.8	$2,080.4	$479.4	$1,673.0	$15,521.1

	December 31, 2012 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$—	$1,500.0	$1,000.0	$—	$—	$2,500.0
Federal funds sold		2,250.0	1,950.0	395.0		4,595.0
Total money market investments	—	3,750.0	2,950.0	395.0	—	7,095.0
Investment securities:
Certificates of deposit	—	400.0	—	—	—	400.0
U.S.Treasury bills	—	350.0	—	—	—	350.0
Other U.S. Obligations	—	21.0	—	—	—	21.0
GSE securities	—	1,194.1	—	—	—	1,194.1
State or local agency obligations	12.2	253.7	—	—	—	265.9
Total non-MBS	12.2	2,218.8	—	—	—	2,231.0
Other U.S. obligations residential MBS	—	2,233.3	—	—	—	2,233.3
GSE MBS	—	4,835.0	—	—	—	4,835.0
Private label residential MBS	23.7	43.7	113.0	487.3	1,951.3	2,619.0
HELOCs	—	12.1	—	—	14.8	26.9
Total MBS	23.7	7,124.1	113.0	487.3	1,966.1	9,714.2
Total investments	$35.9	$13,092.9	$3,063.0	$882.3	$1,966.1	$19,040.2
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.2 million and $5.6 million at September 30, 2013 and December 31, 2012, respectively.
(2) Balances exclude total accrued interest of $14.8 million and $12.8 million at September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, there were credit rating agency actions affecting a total of 24 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2012. These securities had a total par value of $401.2 million as of September 30, 2013 reflected in the table above. Included in these downgrades were securities downgraded from “investment grade” to “below investment grade” and represented a total par balance of $41.8 million at September 30, 2013.

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

As of September 30, 2013, the Bank had unsecured exposure to 10 counterparties totaling $4.1 billion, or an average of $405.5 million per counterparty, with unsecured exposure to six counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at September 30, 2013 and December 31, 2012. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	September 30, 2013	December 31, 2012
Certificates of deposit	$350.0	$400.0
Federal funds sold	3,705.0	4,595.0
Total	$4,055.0	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of September 30, 2013, 76.4% of the Bank’s unsecured investment credit exposure in Federal funds sold and certificates of deposit were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2013, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2013 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$450.0	$325.0	$80.0	$855.0
U.S. subsidiaries of foreign commercial banks	—	100.0	—	100.0
Total domestic and U.S. subsidiaries of foreign commercial banks	450.0	425.0	80.0	955.0
U.S. branches and agency offices of foreign commercial banks:
Canada	350.0	450.0	—	800.0
Netherlands	700.0	—	—	700.0
Norway	—	450.0	—	450.0
Sweden	700.0	450.0	—	1,150.0
Total U.S. branches and agency offices of foreign commercial banks	1,750.0	1,350.0	—	3,100.0
Total unsecured investment credit exposure	$2,200.0	$1,775.0	$80.0	$4,055.0

(in millions)
December 31, 2012 (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$—	$230.0	$230.0
U.S. subsidiaries of foreign commercial banks	—	500.0	165.0	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	395.0	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	400.0	1,000.0	—	1,400.0
Germany	—	450.0	—	450.0
Sweden	750.0	—	—	750.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	2,650.0	1,450.0	—	4,100.0
Total unsecured investment credit exposure	$2,650.0	$1,950.0	$395.0	$4,995.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after September 30, 2013.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either September 30, 2013 or December 31, 2012.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At September 30, 2013 and December 31, 2012, 91% and 92%, respectively, of the carrying value of the total unsecured investments held by the Bank had overnight maturities.

(in millions)
September 30, 2013
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$855.0	$—	$—	$855.0
U.S. subsidiaries of foreign commercial banks	100.0	—	—	100.0
Total domestic and U.S. subsidiaries of foreign commercial banks	955.0	—	—	955.0
U.S. branches and agency offices of foreign commercial banks:
Canada	450.0	—	350.0	800.0
Netherlands	700.0	—	—	700.0
Norway	450.0	—	—	450.0
Sweden	1,150.0	—	—	1,150.0
Total U.S. branches and agency offices of foreign commercial banks	2,750.0	—	350.0	3,100.0
Total unsecured investment credit exposure	$3,705.0	$—	$350.0	$4,055.0

(in millions)
December 31, 2012
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$230.0	$—	$—	$230.0
U.S. subsidiaries of foreign commercial banks	665.0	—	—	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	895.0	—	—	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	1,000.0	200.0	200.0	1,400.0
Germany	450.0	—	—	450.0
Sweden	750.0	—	—	750.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	3,700.0	200.0	200.0	4,100.0
Total unsecured investment credit exposure	$4,595.0	$200.0	$200.0	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at September 30, 2013 and December 31, 2012.

In addition, at September 30, 2013, the Bank had $250.0 million in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty in the United Kingdom. At December 31, 2012, the Bank had $2.5 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty each in Canada ($1.5 billion), the United Kingdom ($0.8 billion), and Germany ($0.2 billion).

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.6 billion and $1.8 billion as of September 30, 2013 and December 31, 2012, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio decreased $575.9 million from December 31, 2012 to $6.5 billion at September 30, 2013 due to paydowns.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $504.6 million from December 31, 2012 to $2.1 billion at September 30, 2013. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The increase in prices on OTTI securities during the first nine months of 2013 increased the unrealized gains in AOCI from $19.0 million at December 31, 2012 to $67.2 million as of September 30, 2013. The weighted average price on these OTTI securities increased from 83 at December 31, 2012 to 85 at September 30, 2013. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2012 Form 10-K.

Approximately 24.8% of the Bank’s MBS portfolio at September 30, 2013 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

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

	September 30, 2013			December 31, 2012
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$195.0	$1,115.2	$1,310.2	$313.9	$1,357.6	$1,671.5
Alt-A	474.9	559.2	1,034.1	559.9	705.7	1,265.6
Subprime	—	6.3	6.3	—	6.5	6.5
Total private label MBS - par value	$669.9	$1,680.7	$2,350.6	$873.8	$2,069.8	$2,943.6

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of September 30, 2013. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$7.6	$7.6
A	—	—	—	16.8	16.8
BBB	—	—	26.5	246.7	273.2
Below investment grade:
BB	—	16.9	42.8	134.0	193.7
B	—	—	39.3	111.7	151.0
CCC	—	8.9	7.5	33.7	50.1
CC	8.8	104.1	11.3	—	124.2
C	105.8	41.4	—	—	147.2
D	185.0	105.1	56.3	—	346.4
Total	$299.6	$276.4	$183.7	$550.5	$1,310.2
Amortized cost	$232.8	$243.1	$173.0	$549.8	$1,198.7
Gross unrealized losses	—	(0.3)	(4.4)	(6.1)	(10.8)
Fair value	261.5	253.0	175.4	543.5	1,233.4
OTTI (1):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	87.3%	91.5%	95.5%	98.7%	94.1%
Original weighted average credit support	7.1	8.2	4.4	5.4	6.2
Weighted-average credit support - current	0.2	1.5	5.2	11.6	6.0
Weighted avg. collateral delinquency(2)	14.1	13.4	11.4	8.7	11.3

	Private Label MBS by Vintage - Alt-A (3)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$5.9	$5.9
A	—	19.2	—	19.4	38.6
BBB	—	—	5.3	118.4	123.7
Below investment grade:
BB	—	—	—	15.0	15.0
B	—	—	33.9	9.7	43.6
CCC	—	89.6	54.4	42.2	186.2
CC	—	45.6	9.4	2.6	57.6
D	209.8	293.8	59.9	—	563.5
Total	$209.8	$448.2	$162.9	$213.2	$1,034.1
Amortized cost	$157.6	$355.5	$154.0	$206.3	$873.4
Gross unrealized losses	—	(5.0)	(5.1)	(1.2)	(11.3)
Fair value	162.3	369.5	149.6	209.4	890.8
OTTI (1):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	(0.2)	(0.1)	—	(0.1)	(0.4)
Net OTTI losses, credit portion	$(0.2)	$(0.1)	$—	$(0.1)	$(0.4)
Weighted average fair value/par	77.4%	82.4%	91.8%	98.2%	86.1%
Original weighted average credit support	13.5	9.8	5.9	5.1	9.0
Weighted-average credit support - current	0.0	1.0	6.5	17.0	5.0
Weighted avg. collateral delinquency(2)	24.3	20.1	13.1	9.3	17.6
Notes:
(1) For the nine months ended September 30, 2013.
(2) Delinquency information is presented at the cross-collateralization level.
(3) Includes HELOCs.

The Bank’s subprime private label MBS balances are immaterial to the overall portfolio; therefore, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total portfolio as of September 30, 2013. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in Item 1A. Risk Factors in the Bank's 2012 Form 10-K.

	September 30, 2013
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$512.4	$512.3
J.P. Morgan Chase & Co.	438.4	438.1
Countrywide Financial Corp. (2)	249.9	245.2
Wells Fargo & Co.	220.0	220.9
Citigroup Inc.	155.2	150.7
GMAC LLC	125.6	125.7
Other	439.8	436.3
Total	$2,141.3	$2,129.2

	September 30, 2013
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$719.0	$718.4
Nationstar Mortgage Inc.	512.4	512.3
Bank of America Corp.	290.7	285.1
U.S. Bank NA	172.1	172.1
CitiMortgage, Inc.	155.2	150.7
Other	291.9	290.6
Total	$2,141.3	$2,129.2
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at September 30, 2013.

(dollars in millions)	Par	Amortized Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate(1)
Private label MBS backed by:
Prime loans:
First lien	$389.4	$388.1	$(10.8)	10.8%
Alt-A and other:
Alt-A other	246.0	225.3	(11.3)	16.0%
Subprime loans:
First lien	3.9	3.9	(0.2)	22.5%
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

OTTI. During the nine months ended September 30, 2013 and 2012, the Bank recognized $0.4 million and $11.0 million, respectively, of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its third quarter 2013 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	10.7	18.7	40.5	0.2
2006	9.8	17.2	36.9	1.6
2005	13.5	7.3	31.9	7.0
2004 and prior	16.8	3.5	31.4	10.0
Total Prime	12.9	11.3	35.0	5.0
Alt-A:
2007	11.2	31.6	42.3	0.0
2006	10.6	26.0	44.2	0.2
2005	9.8	15.7	41.3	0.7
2004 and prior	13.2	9.5	32.7	16.0
Total Alt-A	11.5	21.5	40.1	5.0
Subprime:
2004 and prior	8.1	26.2	66.0	38.9
Total Residential MBS	12.3	15.8	37.3	5.1

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC.

At September 30, 2013, the Bank had 49 private label MBS that have had OTTI charges during their life. The Bank has recognized $252.8 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. The Bank has realized $94.2 million of actual cash losses life-to-date, of which $16.0 million was incurred during the third quarter of 2013. Also during 2013, one OTTI security that had life-to-date credit losses of $0.1 million matured for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

By comparison, at September 30, 2012, the Bank had 51 private label MBS that have had OTTI charges during their life, including one deemed to be OTTI for the first time during 2012. The Bank has recognized $304.5 million of credit losses on these securities life-to-date. The Bank realized $42.6 million of actual cash losses life-to-date, of which $9.7 million was incurred during the third quarter of 2012. Also during 2012, one OTTI security matured for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

The following tables present the amount of credit-related and non-credit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities. The Bank did not have OTTI charges on its private label MBS for the three months ended September 30, 2013.

	Three Months Ended September 30, 2012
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—
Securities previously impaired prior to current period	(0.2)	0.2	—
Total	$(0.2)	$0.2	$—

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$(0.7)	$(0.7)
Securities previously impaired prior to current period	(0.4)	0.4	—	(11.0)	9.5	(1.5)
Total	$(0.4)	$0.4	$—	$(11.0)	$8.8	$(2.2)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank’s investment and is recognized as interest income over the life of the investment. Significant increases in cash flows resulted in $7.0 million and $6.7 million of interest income for the first nine months of 2013 and 2012, respectively.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first nine months of 2013. During the first nine months of 2012, the Bank transferred private label MBS with a fair value of $11.3 million, as of the date of the transfer to AFS.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at September 30, 2013. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

	Three Months Ended September 30, 2013
	Adverse Case
($ in millions)	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	—	$—	$—
Alt-A	—	—	—
Subprime	—	—	—
HELOCs	1	2.1	(0.1)
Total	1	$2.1	$(0.1)
Note:
(1) This security had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.3 billion and $3.5 billion at September 30, 2013 and December 31, 2012, respectively, after an allowance for credit losses of $11.3 million and $14.2 million, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2013, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2013, $64.3 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2013 was $18.9 million and $7.6 million, respectively. As of December 31, 2012 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI was $22.4 million and $8.7 million, respectively.

BOB Loans. The Bank's BOB loan program is targeted to small businesses in the Bank's district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. See Item 1. Business in the Bank's 2012 Form 10-K for additional information about the BOB loan program. The allowance for credit losses on BOB loans was $2.3 million and $2.5 million at September 30, 2013 and December 31, 2012, respectively.

Derivative Counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivatives Clearing Organization (referred to as cleared derivatives). The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

The Bank is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements. The Bank is also required to follow the requirements set forth by applicable regulation.

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of September 30, 2013.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Derivative Clearing Organizations (Clearing Houses) and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2013.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2013 and December 31, 2013.

(in millions)	September 30, 2013
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$10.5	$—	$—	$10.5
A	3,730.9	28.3	(8.0)	(16.5)	3.8
Liability positions with credit exposure:
Cleared derivatives (2)	3,024.6	(7.1)	25.8	—	18.7
Total derivative positions with credit exposure to non-member counterparties	7,055.5	31.7	17.8	(16.5)	33.0
Member institutions (3)	20.4	0.5	—	—	0.5
Total	$7,075.9	$32.2	$17.8	$(16.5)	$33.5
Derivative positions without credit exposure	26,772.4
Total notional	$33,848.3

(in millions)	December 31, 2012
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
AA	$403.0	$16.7	$(1.0)	$—	$15.7
A	6,323.3	42.4	(30.9)	(1.3)	10.2
Total derivative positions with credit exposure to non-member counterparties	6,726.3	59.1	(31.9)	(1.3)	25.9
Member institutions (3)	34.3	0.6	—	—	0.6
Total	$6,760.6	$59.7	$(31.9)	$(1.3)	$26.5
Derivative positions without credit exposure	24,453.4
Total notional	$31,214.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2013. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSRO's used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses, which are not rated.
(3) Member institutions include mortgage delivery commitments. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the Bank or eligible collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of September 30, 2013 and December 31, 2012.

Notional Greater Than 10%	September 30, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$6,383.1	20.7	A	$5,930.5	19.0
Morgan Stanley Capital	BBB	3,537.3	11.5	BBB	3,185.6	10.2
JP Morgan Chase Bank, NA	A	3,447.4	11.2	A	3,588.5	11.5
BNP Paribas	(1)	(1)	(1)	A	4,168.6	13.4
All others	n/a	17,450.9	56.6	n/a	14,340.8	45.9
Total		$30,818.7	100.0		$31,214.0	100.0

Net Credit Exposure Greater Than 10%	September 30, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$10.5	71.0	AA	$15.0	56.9
HSBC Bank USA, NA	A	3.3	22.2	A	3.9	14.6
UBS AG	(2)	(2)	(2)	A	5.1	19.2
All others	n/a	1.0	6.8	n/a	2.5	9.3
Total		$14.8	100.0		$26.5	100.0
Notes:
(1) The percentage of notional was not greater than 10% as of September 30, 2013.
(2) The counterparty had no credit exposure as of September 30, 2013.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	September 30, 2013
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$133.4	$133.3	$132.3
United Kingdom	45.7	40.7	40.4
Germany	63.9	48.9	48.6
Total	$243.0	$222.9	$221.3

(in millions)	December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$172.0	$172.0	$171.5
United Kingdom	50.0	40.0	39.8
Germany	34.2	19.2	35.6
Total	$256.2	$231.2	$246.9
Note: The average maturity of these derivative contracts is December 2018 and September 2017 at September 30, 2013 and December 31, 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	September 30, 2013
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$7.0	$7.0	$6.7
United Kingdom	21.7	17.4	17.0
Total	$28.7	$24.4	$23.7

(in millions)	December 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$6.2	$6.2	$6.7
United Kingdom	25.5	19.3	20.6
Switzerland	9.9	4.9	4.8
Total	$41.6	$30.4	$32.1
Note: The average maturity of these derivative contracts is August 2018 and December 2017 at September 30, 2013 and December 31, 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of September 30, 2013. These ratings measure the likelihood of timely payment of principal and interest. At September 30, 2013, the Bank’s consolidated obligation bonds outstanding increased to $35.2 billion compared to $35.1 billion at December 31, 2012. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member advance portfolio and other short-term asset funding needs. Total discount notes outstanding at September 30, 2013 decreased to $22.0 billion compared to $24.2 billion at December 31, 2012, primarily due to a decrease in short-term advance activity. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. During the first nine months of 2013, funding levels remained relatively stable until late in the second quarter when spreads widened along with other fixed income securities, due to uncertainty surrounding future Federal Reserve bond purchases. Consolidated obligation bonds often have investor-determined features. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At September 30, 2013, callable bonds issued by the Bank were $12.9 billion, up approximately $4.6 billion from December 31, 2012. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at September 30, 2013.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At September 30, 2013 and December 31, 2012, excess contingency liquidity was approximately $16.4 billion and $20.7 billion, respectively.

Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2012 Form 10-K for additional information.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Interest income:
Advances	$55,559	$66,122	$167,858	$197,027
Prepayment fees on advances, net	9	2,230	2,124	14,266
Interest-bearing deposits	112	171	368	511
Securities purchased under agreements to resell	14	1,415	848	3,114
Federal funds sold	726	838	3,325	1,874
Trading securities	9	156	72	844
Available-for-sale (AFS) securities	30,399	32,224	87,964	96,305
Held-to-maturity (HTM) securities	23,298	32,273	75,461	104,528
Mortgage loans held for portfolio	34,200	41,284	107,463	128,788
Total interest income	144,326	176,713	445,483	547,257
Interest expense:
Consolidated obligations - discount notes	3,677	6,443	13,445	12,327
Consolidated obligations - bonds	92,783	120,035	295,424	392,153
Mandatorily redeemable capital stock	317	205	1,336	319
Deposits	55	138	269	415
Other borrowings	3	8	14	29
Total interest expense	96,835	126,829	310,488	405,243
Net interest income	47,491	49,884	134,995	142,014
Provision (benefit) for credit losses	(682)	(156)	(2,025)	(39)
Net interest income after provision (benefit) for credit losses	48,173	50,040	137,020	142,053
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—	—	(2,191)
OTTI losses reclassified (from) AOCI (Note 5)	—	(186)	(442)	(8,833)
Net OTTI losses, credit portion (Note 5)	—	(186)	(442)	(11,024)
Net gains on trading securities (Note 2)	166	188	449	334
Net realized (loss) from sales of AFS securities (Note 3)	(41)	—	(41)	—
Net gains on derivatives and hedging activities (Note 9)	5,396	3,482	14,132	2,641
Net gains on extinguishment of debt	9,665	—	9,665	—
Other, net	2,623	969	8,774	5,412
Total other noninterest income (loss)	17,809	4,453	32,537	(2,637)
Other expense:
Compensation and benefits expense	9,232	9,127	28,372	27,387
Other operating expense	6,698	6,797	19,847	19,368
Finance Agency expense	795	1,093	2,761	3,511
Office of Finance expense	907	798	2,708	2,459
Total other expense	17,632	17,815	53,688	52,725
Income before assessments	48,350	36,678	115,869	86,691
Affordable Housing Program (AHP) assessment	4,866	3,688	11,720	8,701
Net income	$43,484	$32,990	$104,149	$77,990
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	27,005	30,546	27,649	31,008
Basic and diluted earnings per share	$1.61	$1.08	$3.77	$2.52
Dividends per share	$0.26	$0.03	$0.41	$0.08
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$43,484	$32,990	$104,149	$77,990
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(7,115)	17,449	(59,301)	29,792
Reclassification of losses included in net income	41	—	41	—
Total net unrealized gains (losses) on AFS	(7,074)	17,449	(59,260)	29,792
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI losses transferred from HTM securities	—	—	—	(662)
Net change in fair value of OTTI securities	1,228	62,497	24,595	117,751
Unrealized gains	1,706	26,851	23,147	34,361
Reclassification of non-credit portion included in net income	—	186	442	9,495
Total net non-credit portion of OTTI losses on AFS securities	2,934	89,534	48,184	160,945
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	—	(662)
Transfer of non-credit portion from HTM to AFS securities	—	—	—	662
Total net non-credit portion of OTTI losses on HTM securities	—	—	—	—
Reclassification of net losses included in net income relating to hedging activities	—	—	1	—
Pension and post-retirement benefits	80	29	131	54
Total other comprehensive income (loss)	(4,060)	107,012	(10,944)	190,791
Total comprehensive income	$39,424	$140,002	$93,205	$268,781
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

(in thousands)	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$3,063,054	$1,350,594
Interest-bearing deposits	4,351	11,435
Federal funds sold	3,705,000	4,595,000
Securities purchased under agreements to resell	250,000	2,500,000
Investment securities:
Trading securities (Note 2)	57,837	353,590
AFS securities, at fair value, includes $54,090 pledged as collateral that may be repledged at September 30, 2013 (Note 3)	6,927,169	5,932,248
HTM securities; fair value of $4,634,678 and $5,755,755, respectively (Note 4)	4,587,304	5,664,954
Total investment securities	11,572,310	11,950,792
Advances (Note 6)	39,505,938	40,497,787
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $11,272 and $14,163, respectively (Note 8)	3,277,725	3,532,549
Banking on Business (BOB) loans, net of allowance for credit losses of $2,341 and $2,481, respectively (Note 8)	11,180	12,846
Accrued interest receivable	85,088	92,685
Premises, software and equipment, net	11,349	13,299
Derivative assets (Note 9)	49,913	27,803
Other assets	26,871	31,482
Total assets	$61,562,779	$64,616,272

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

(in thousands, except par value)	September 30, 2013	December 31, 2012
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$747,013	$960,903
Noninterest-bearing	33,676	38,988
Total deposits	780,689	999,891
Consolidated obligations, net: (Note 10)
Discount notes	21,983,019	24,148,453
Bonds	35,225,393	35,135,608
Total consolidated obligations, net	57,208,412	59,284,061
Mandatorily redeemable capital stock (Note 11)	40	431,566
Accrued interest payable	150,223	114,003
Affordable Housing Program	33,354	24,457
Derivative liabilities (Note 9)	147,351	310,425
Other liabilities	60,115	22,924
Total liabilities	58,380,184	61,187,327
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 24,876 and 28,160 shares	2,487,621	2,815,965
Retained earnings:
Unrestricted	600,875	528,767
Restricted	51,338	30,508
Total retained earnings	652,213	559,275
Accumulated other comprehensive income (AOCI)	42,761	53,705
Total capital	3,182,595	3,428,945
Total liabilities and capital	$61,562,779	$64,616,272
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$104,149	$77,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(27,633)	9,148
Change in net fair value adjustment on derivative and hedging activities	(23,170)	69,349
Net OTTI credit losses	442	11,024
Gain on extinguishment of debt	(9,665)	—
Other adjustments	(1,985)	(43)
Net change in:
Trading securities	331,724	(129,730)
Accrued interest receivable	7,688	11,420
Other assets	800	2,069
Accrued interest payable	36,217	20,110
Other liabilities	8,643	5,571
Total adjustments	323,061	(1,082)
Net cash provided by operating activities	$427,210	$76,908
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $7,084 and $5,016 from other FHLBanks for mortgage loan program)	$(157,297)	$116,397
Securities purchased under agreements to resell	2,250,000	(2,250,000)
Federal funds sold	890,000	115,000
Premises, software and equipment, net	(2,091)	(2,390)
AFS securities:
Proceeds (include $19,909 from sale of AFS securities in 2013)	1,309,600	1,685,434
Purchases	(2,315,345)	(3,395,721)
HTM securities:
Net change in short-term	50,000	1,300,000
Proceeds from long-term	1,026,885	1,185,788
Advances:
Proceeds	185,636,427	129,286,409
Made	(184,868,258)	(136,616,238)
Mortgage loans held for portfolio:
Proceeds	648,991	699,272
Purchases	(390,652)	(397,646)
Net cash provided by (used in) investing activities	$4,078,260	$(8,273,695)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Nine months ended September 30,
(in thousands)	2013	2012
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(243,104)	$(24,969)
Net payments for derivative contracts with financing element	(24,152)	(89,671)
Net proceeds from issuance of consolidated obligations:
Discount notes	194,551,475	315,609,494
Bonds (none from other FHLBanks)	21,153,447	26,631,719
Payments for maturing and retiring consolidated obligations:
Discount notes	(196,715,749)	(305,647,045)
Bonds	(20,743,774)	(28,512,209)
Proceeds from issuance of capital stock	933,991	321,423
Payments for repurchase/redemption of mandatorily redeemable capital stock	(432,224)	(41,028)
Payments for repurchase/redemption of capital stock	(1,261,637)	(436,079)
Cash dividends paid	(11,283)	(2,403)
Net cash (used in) provided by financing activities	$(2,793,010)	$7,809,232
Net increase (decrease) in cash and cash equivalents	$1,712,460	$(387,555)
Cash and cash equivalents at beginning of the period	1,350,594	634,278
Cash and cash equivalents at end of the period	$3,063,054	$246,723
Supplemental disclosures:
Interest paid	$308,684	$415,969
AHP payments, net	2,823	2,851
Transfers of mortgage loans to real estate owned	13,315	16,576
Non-cash transfer of OTTI HTM securities to AFS	—	11,268
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Issuance of capital stock	3,214	321,423	—	—	—	—	321,423
Repurchase/redemption of capital stock	(4,361)	(436,079)	—	—	—	—	(436,079)
Net shares reclassified to mandatorily redeemable capital stock	(1,835)	(183,483)	—	—	—	—	(183,483)
Comprehensive income	—	—	62,392	15,598	77,990	190,791	268,781
Cash dividends	—	—	(2,403)	—	(2,403)	—	(2,403)
September 30, 2012	30,917	$3,091,724	$490,763	$20,164	$510,927	$28,426	$3,631,077

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	9,340	933,991	—	—	—	—	933,991
Repurchase/redemption of capital stock	(12,617)	(1,261,637)	—	—	—	—	(1,261,637)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income	—	—	83,319	20,830	104,149	(10,944)	93,205
Cash dividends	—	—	(11,211)	—	(11,211)	—	(11,211)
September 30, 2013	24,876	$2,487,621	$600,875	$51,338	$652,213	$42,761	$3,182,595
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

All members must purchase stock in the Bank. The amount of capital stock a member owns is based on outstanding advances, letters of credit, membership asset value, and the principal balance of certain residential mortgage loans sold to the Bank. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 12 - Transactions with Related Parties for additional information.

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. These reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Bank's 2012 Form 10-K.

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

Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure such obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the Bank beginning January 1, 2014. The Bank's joint and several obligation associated with its consolidated obligations is within the scope of this guidance. However, this guidance will have no impact on the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Federal Funds Rate as a Benchmark Rate. In July 2013, the FASB issued guidance permitting the use of the Federal funds effective swap rate as a benchmark interest rate for hedge accounting. This guidance allowed the Bank to begin using this benchmark rate on a prospective basis in new or re-designated hedging relationships beginning July 17, 2013. The Bank has elected not to use this strategy, but it may impact the Bank's Statement of Income, Statement of Comprehensive Income, or Statement of Condition if it elects to utilize this hedging strategy in future periods.

The following pronouncements have impacted, or will impact, the Bank’s financial disclosures but will have no impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Offsetting Assets and Liabilities. In December 2011, the FASB issued new disclosure requirements for assets and liabilities which are offset in the financial statements. The guidance requires presentation of both gross and net information about derivatives and repurchase agreements which are offset. This guidance was effective for the Bank beginning January 1, 2013 and was applied retrospectively. Refer to Note 9 - Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

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

Notes to Financial Statements (continued)

Note 2 – Trading Securities

The following table presents trading securities as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Non-MBS:
GSE securities	$53,655	$—
U.S. Treasury bills	—	349,990
Mutual funds	4,182	3,600
Total	$57,837	$353,590

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.2 million and $3.7 million at September 30, 2013 and December 31, 2012, respectively, as reported in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the third quarter and the first nine months of 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net unrealized gains on trading securities held at period-end	$166	$168	$484	$408
Net realized (losses) on securities sold/matured during the period	—	20	(35)	(74)
Net gains on trading securities	$166	$188	$449	$334

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of September 30, 2013 and December 31, 2012.

	September 30, 2013
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and Tennessee Valley Authority obligations	2,256,608	—	1,859	(8,674)	2,249,793
State or local agency obligations	15,860	—	67	(1,490)	14,437
Total non-MBS	$2,274,461	$—	$1,931	$(10,164)	$2,266,228
MBS:
Other U.S. obligations residential MBS	$401,481	$—	$—	$(1,310)	$400,171
GSE MBS	3,080,141	—	12,710	(26,831)	3,066,020
Private label MBS:
Private label residential MBS	1,115,440	(4,434)	69,208	(206)	1,180,008
HELOCs	12,333	(202)	2,611	—	14,742
Total private label MBS	1,127,773	(4,636)	71,819	(206)	1,194,750
Total MBS	$4,609,395	$(4,636)	$84,529	$(28,347)	$4,660,941
Total AFS securities	$6,883,856	$(4,636)	$86,460	$(38,511)	$6,927,169

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	16	—	21,016
GSE securities	1,169,850	—	296	(802)	1,169,344
State or local agency obligations	11,400	—	—	(270)	11,130
Total non-MBS	$1,204,243	$—	$317	$(1,072)	$1,203,488
MBS:
Other U.S. obligations residential MBS	$310,541	$—	$284	$(120)	$310,705
GSE MBS	2,956,471	—	36,379	(29)	2,992,821
Private label MBS:
Private label residential MBS	1,391,941	(29,142)	48,045	(368)	1,410,476
HELOCs	14,662	(532)	628	—	14,758
Total private label MBS	1,406,603	(29,674)	48,673	(368)	1,425,234
Total MBS	$4,673,615	$(29,674)	$85,336	$(517)	$4,728,760
Total AFS securities	$5,877,858	$(29,674)	$85,653	$(1,589)	$5,932,248
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $4.5 million at both September 30, 2013 and December 31, 2012, as reported in Other liabilities in the Statement of Condition.

As of September 30, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $7.8 million, credit losses of $252.8 million and OTTI-related accretion adjustments of $1.2 million. As of December 31, 2012, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.0 million and credit losses of $293.5 million and OTTI-related accretion adjustments of $1.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Non-credit portion of OTTI losses	$(4,636)	$(29,674)
Net unrealized gains on OTTI securities since their last OTTI credit charge	71,819	48,673
Net non-credit portion of OTTI gains on AFS securities in AOCI	$67,183	$18,999

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of September 30, 2013 and December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and Tennessee Valley Authority obligations	$1,414,919	$(8,563)	$249,872	$(111)	$1,664,791	$(8,674)
State or local agency obligations	4,063	(388)	8,958	(1,102)	13,021	(1,490)
Total non-MBS	$1,418,982	$(8,951)	$258,830	$(1,213)	$1,677,812	$(10,164)
MBS:
Other U.S. obligations residential MBS	$361,209	$(1,188)	$38,962	$(122)	$400,171	$(1,310)
GSE MBS	1,204,151	(26,831)	—	—	1,204,151	(26,831)
Private label:
Private label residential MBS	68,052	(1,116)	61,244	(3,524)	129,296	(4,640)
HELOCs	—	—	1,651	(202)	1,651	(202)
Total private label MBS	68,052	(1,116)	62,895	(3,726)	130,947	(4,842)
Total MBS	$1,633,412	$(29,135)	$101,857	$(3,848)	$1,735,269	$(32,983)
Total	$3,052,394	$(38,086)	$360,687	$(5,061)	$3,413,081	$(43,147)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE securities	$719,190	$(708)	$49,907	$(94)	$769,097	$(802)
State or local agency obligations	11,130	(270)	—	—	11,130	(270)
Total non-MBS	$730,320	$(978)	$49,907	$(94)	$780,227	$(1,072)
MBS:
Other U.S. obligations residential MBS	$94,848	$(120)	$—	$—	$94,848	$(120)
GSE MBS	72,619	(29)	—	—	72,619	(29)
Private label:
Private label residential MBS	12,728	(60)	521,311	(29,450)	534,039	(29,510)
HELOCs	—	—	3,230	(532)	3,230	(532)
Total private label MBS	12,728	(60)	524,541	(29,982)	537,269	(30,042)
Total MBS	$180,195	$(209)	$524,541	$(29,982)	$704,736	$(30,191)
Total	$910,515	$(1,187)	$574,448	$(30,076)	$1,484,963	$(31,263)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. Refer to description in Note 4 - Held-to-Maturity Securities. The Bank transferred no private label MBS from HTM to AFS during the first nine months of 2013 and one during the first nine months of 2012. This security had an OTTI credit loss recorded during the period in which it was transferred and had an amortized cost of $11.9 million, an OTTI recognized in OCI of $(0.7) million, and a fair value of $11.2 million.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2013 and December 31, 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$201,991	$202,162	$201,993	$201,832
Due after one year through five years	1,453,182	1,449,611	969,850	969,510
Due after five years through ten years	447,630	445,037	21,000	21,016
Due in more than ten years	171,658	169,418	11,400	11,130
AFS securities excluding MBS	2,274,461	2,266,228	1,204,243	1,203,488
MBS	4,609,395	4,660,941	4,673,615	4,728,760
Total AFS securities	$6,883,856	$6,927,169	$5,877,858	$5,932,248

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Amortized cost of AFS securities other than MBS:
Fixed-rate	$1,689,982	$504,298
Variable-rate	584,479	699,945
Total non-MBS	$2,274,461	$1,204,243
Amortized cost of AFS MBS:
Fixed-rate	$2,233,019	$2,050,785
Variable-rate	2,376,376	2,622,830
Total MBS	$4,609,395	$4,673,615
Total AFS securities	$6,883,856	$5,877,858
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

Realized Losses on AFS Securities. The following table provides a summary of proceeds and gross losses on sale of one AFS security for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Proceeds from sale of AFS securities	$19,909	$—	$19,909	$—
Gross losses on AFS securities	(41)	—	(41)	—

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of September 30, 2013 and December 31, 2012.

	September 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$350,000	$14	$—	$350,014
GSE securities	16,814	676	—	17,490
State or local agency obligations	247,766	4,783	(11,235)	241,314
Total non-MBS	$614,580	$5,473	$(11,235)	$608,818
MBS:
Other U.S. obligations residential MBS	$1,526,856	$9,179	$(96)	$1,535,939
GSE MBS	1,499,293	56,388	(222)	1,555,459
Private label MBS:
Private label residential MBS	936,444	5,383	(16,349)	925,478
HELOCs	10,131	—	(1,147)	8,984
Total private label MBS	946,575	5,383	(17,496)	934,462
Total MBS	$3,972,724	$70,950	$(17,814)	$4,025,860
Total HTM securities	$4,587,304	$76,423	$(29,049)	$4,634,678

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$36	$—	$400,036
GSE securities	24,830	1,283	—	26,113
State or local agency obligations	254,734	8,961	(14,202)	249,493
Total non-MBS	$679,564	$10,280	$(14,202)	$675,642
MBS:
Other U.S. obligations residential MBS	$1,922,589	$12,568	$—	$1,935,157
GSE MBS	1,842,212	98,878	(137)	1,940,953
Private label MBS:
Private label residential MBS	1,208,482	12,720	(27,510)	1,193,692
HELOCs	12,107	—	(1,796)	10,311
Total private label MBS	1,220,589	12,720	(29,306)	1,204,003
Total MBS	$4,985,390	$124,166	$(29,443)	$5,080,113
Total HTM securities	$5,664,954	$134,446	$(43,645)	$5,755,755

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of September 30, 2013 and December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$18,594	$(45)	$135,519	$(11,190)	$154,113	$(11,235)
MBS:
Other U.S. obligations residential MBS	$149,873	$(96)	$—	$—	$149,873	$(96)
GSE MBS	101,465	(120)	14,049	(102)	115,514	(222)
Private label MBS:
Private label residential MBS	217,946	(2,603)	237,157	(13,746)	455,103	(16,349)
HELOCs	—	—	8,984	(1,147)	8,984	(1,147)
Total private label MBS	217,946	(2,603)	246,141	(14,893)	464,087	(17,496)
Total MBS	$469,284	$(2,819)	$260,190	$(14,995)	$729,474	$(17,814)
Total	$487,878	$(2,864)	$395,709	$(26,185)	$883,587	$(29,049)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$136,248	$(14,202)	$136,248	$(14,202)
MBS:
GSE MBS	$45,809	$(3)	$17,072	$(134)	$62,881	$(137)
Private label MBS:
Private label residential MBS	—	—	464,771	(27,510)	464,771	(27,510)
HELOCs	—	—	10,311	(1,796)	10,311	(1,796)
Total private label MBS	—	—	475,082	(29,306)	475,082	(29,306)
Total MBS	$45,809	$(3)	$492,154	$(29,440)	$537,963	$(29,443)
Total	$45,809	$(3)	$628,402	$(43,642)	$674,211	$(43,645)

Securities Transferred. The Bank had no transfers of securities from HTM to AFS during the first nine months of 2013. During the first nine months of 2012, the Bank transferred one private label MBS from HTM to AFS. See Note 3 - Available-for-Sale Securities for additional information.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2013 and December 31, 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$350,110	$350,125	$401,095	$401,147
Due after one year through five years	16,814	17,490	24,830	26,113
Due after five years through ten years	28,703	29,296	7,414	7,522
Due after ten years	218,953	211,907	246,225	240,860
HTM securities excluding MBS	614,580	608,818	679,564	675,642
MBS	3,972,724	4,025,860	4,985,390	5,080,113
Total HTM securities	$4,587,304	$4,634,678	$5,664,954	$5,755,755

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Amortized cost of HTM securities other than MBS:
Fixed-rate	$447,270	$507,564
Variable-rate	167,310	172,000
Total non-MBS	$614,580	$679,564
Amortized cost of HTM MBS:
Fixed-rate	$1,421,017	$1,772,557
Variable-rate	2,551,707	3,212,833
Total MBS	$3,972,724	$4,985,390
Total HTM securities	$4,587,304	$5,664,954
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

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes the maximum OTTI loss in earnings, which is equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether there is OTTI by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security’s amortized cost basis and its fair value and records the difference in its Statement of Income.

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities where underlying collateral data is not available, are not able to be cash flow tested using the FHLBanks’ common platform. For these securities, alternate

Notes to Financial Statements (continued)

procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were approximately 5% of the par balance of private label MBS at September 30, 2013.

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short - term housing price forecast using whole percentages ranging from (5.0)% to 8.0% over the 12 month period beginning July 1, 2013. For the vast majority of markets the short-term forecast has changes from (1.0)% to 7.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.

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

All of the Bank's other-than-temporarily impaired securities were classified as AFS at September 30, 2013. The "Total OTTI securities" balances below summarize the Bank’s securities as of September 30, 2013 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

Notes to Financial Statements (continued)

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$649,771	$539,057	$583,237
Alt-A	725,355	571,088	591,617
Subprime	2,374	1,398	1,463
HELOCs	17,896	12,333	14,742
Total OTTI securities	1,395,396	1,123,876	1,191,059
Private label MBS with no OTTI	3,897	3,897	3,691
Total AFS private label MBS	$1,399,293	$1,127,773	$1,194,750
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2013 and 2012.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$322,144	$328,937	$326,024	$322,589
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	74
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	—	186	442	10,950
Reductions:
Securities sold and matured during the period	—	265	(59)	265
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(2,703)	(2,209)	(6,966)	(6,699)
Ending balance	$319,441	$327,179	$319,441	$327,179
Notes:
(1) For the three months ended September 30, 2013 and 2012, OTTI "previously recognized" represents securities that were impaired prior to July 1, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2013 and 2012.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At September 30, 2013, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at September 30, 2013.

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

At September 30, 2013 and December 31, 2012, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$18,144,956	0.43%	$20,187,511	0.44%
Due after 1 year through 2 years	7,005,211	1.38	3,869,388	1.02
Due after 2 years through 3 years	3,514,614	3.54	5,297,312	2.29
Due after 3 years through 4 years	5,827,182	1.24	3,634,200	2.74
Due after 4 years through 5 years	3,817,212	2.14	4,404,845	1.41
Thereafter	595,909	2.89	2,277,564	3.71
Total par value	38,905,084	1.21%	39,670,820	1.25%
Discount on AHP advances	(163)		(230)
Deferred prepayment fees	(13,305)		(15,230)
Hedging adjustments	614,322		842,427
Total book value	$39,505,938		$40,497,787

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At September 30, 2013 and December 31, 2012, the Bank had convertible advances outstanding of $2.2 billion and $2.6 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At September 30, 2013 and December 31, 2012, the Bank had returnable advances of $7.0 billion and $6.4 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of September 30, 2013 and December 31, 2012.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Due in 1 year or less	$18,144,956	$20,587,511	$20,299,456	$22,439,511
Due after 1 year through 2 years	7,005,211	3,869,388	6,906,711	3,778,888
Due after 2 years through 3 years	3,514,614	5,297,312	2,517,114	5,174,812
Due after 3 years through 4 years	5,827,182	3,634,200	5,200,182	2,520,700
Due after 4 years through 5 years	3,817,212	4,404,845	3,436,212	3,812,845
Thereafter	595,909	1,877,564	545,409	1,944,064
Total par value	$38,905,084	$39,670,820	$38,905,084	$39,670,820

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Fixed rate – overnight	$370,137	$517,050
Fixed rate – term:
Due in 1 year or less	16,057,277	19,625,461
Thereafter	9,281,657	9,728,590
Total fixed rate	25,709,071	29,871,101
Variable rate:
Due in 1 year or less	1,717,542	45,000
Thereafter	11,478,471	9,754,719
Total variable rate	13,196,013	9,799,719
Total par value	$38,905,084	$39,670,820

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2013, the Bank had advances of $29.6 billion outstanding to its five largest borrowers, which represented 76.0% of total advances outstanding. Of these five, three had outstanding advance balances in excess of 10% of the total portfolio at September 30, 2013.

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

The following table presents balances as of September 30, 2013 and December 31, 2012 for mortgage loans held for portfolio.

(in thousands)	September 30, 2013	December 31, 2012
Fixed medium-term single-family mortgages (1)	$510,184	$563,312
Fixed long-term single-family mortgages (1)	2,714,817	2,922,897
Total par value	3,225,001	3,486,209
Premiums	50,874	51,637
Discounts	(6,445)	(8,212)
Hedging adjustments	19,567	17,078
Total mortgage loans held for portfolio	$3,288,997	$3,546,712
Note:
(1) Medium-term is defined as a term of 15 years or less at origination. Long-term is defined as greater than 15 years at origination.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Government-guaranteed/insured loans	$313,694	$350,133
Conventional loans	2,911,307	3,136,076
Total par value	$3,225,001	$3,486,209

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2013 and December 31, 2012, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At September 30, 2013 and December 31, 2012, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at September 30, 2013 and December 31, 2012, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. At September 30, 2013 and December 31, 2012, the MPF exposure under the FLA was $26.0 million and $29.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.9 million and $1.0 million during the third quarter 2013 and 2012, respectively and $2.7 million and $3.0 million during the nine months ended September 30, 2013 and 2012, respectively.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank’s mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. Given the credit deterioration experienced by PMI companies, estimated future claim

Notes to Financial Statements (continued)

payments from these companies have been reduced and factored into estimated loan losses in determining the allowance for credit losses. The resulting estimated losses after PMI are then reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by Master Commitment. Losses in excess of the CEs are incurred by the Bank.

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered TDRs as discussed in the TDR section of this Note 8.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$12,208	$14,066	$14,163	$14,344
Charge-offs	(188)	(27)	(810)	(382)
Provision (benefit) for credit losses	(748)	19	(2,081)	96
Balance, September 30	$11,272	$14,058	$11,272	$14,058

Allowance for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

	September 30, 2013	December 31, 2012
Ending balance, individually evaluated for impairment	$785	$642
Ending balance, collectively evaluated for impairment	10,487	13,521
Total allowance for credit losses	$11,272	$14,163
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$15,464	$12,956
Collectively evaluated for impairment	2,965,468	3,190,436
Total recorded investment	$2,980,932	$3,203,392

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$2,362	$2,773	$2,481	$3,223
BOB Charge-offs	—	(94)	(134)	(673)
Provision (benefit) for credit losses	(21)	(175)	(6)	(46)
Balance, September 30	$2,341	$2,504	$2,341	$2,504

Allowance for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

	September 30, 2013	December 31, 2012
Ending balance, individually evaluated for impairment	$85	$100
Ending balance, collectively evaluated for impairment	2,256	2,381
Total allowance for credit losses	$2,341	$2,481
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$192	$280
Collectively evaluated for impairment	13,446	15,166
Total recorded investment	$13,638	$15,446

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

Notes to Financial Statements (continued)

(in thousands)	September 30, 2013
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$44,055	$17,774	$10	$61,839
Past due 60-89 days	10,625	6,239	—	16,864
Past due 90 days or more	58,569	8,184	346	67,099
Total past due loans	$113,249	$32,197	$356	$145,802
Total current loans	2,867,683	292,771	13,282	3,173,736
Total loans	$2,980,932	$324,968	$13,638	$3,319,538
Other delinquency statistics:
In process of foreclosures, included above (2)	$47,581	$1,237	$—	$48,818
Serious delinquency rate (3)	2.0%	2.5%	2.5%	2.0%
Past due 90 days or more still accruing interest	$—	$8,184	$—	$8,184
Loans on nonaccrual status (4)	$61,545	$—	$548	$62,093

(in thousands)	December 31, 2012
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,214	$20,513	$20	$70,747
Past due 60-89 days	12,219	5,842	147	18,208
Past due 90 days or more	69,996	7,469	153	77,618
Total past due loans	$132,429	$33,824	$320	$166,573
Total current loans	3,070,963	328,351	15,126	3,414,440
Total loans	$3,203,392	$362,175	$15,446	$3,581,013
Other delinquency statistics:
In process of foreclosures, included above (2)	$54,605	$1,587	$—	$56,192
Serious delinquency rate (3)	2.2%	2.1%	1.0%	2.2%
Past due 90 days or more still accruing interest	$—	$7,469	$—	$7,469
Loans on nonaccrual status (4)	$74,051	$—	$599	$74,650
Notes:
(1) The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or unaccreted discounts, adjustments for fair value hedges and direct write-downs. The recorded investment is not net of any valuation allowance.
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

Real Estate Owned (REO). The Bank had $8.3 million and $10.8 million of REO reported in Other assets on the Statement of Condition at September 30, 2013 and December 31, 2012, respectively.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that otherwise would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharged the borrower’s obligation and the borrower did not reaffirm the debt.

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

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at September 30, 2013.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for loans that became TDRs during the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,
	2013		2012
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$3,658	$3,658	$1,866	$1,745
BOB loans	123	123	264	264
Total	$3,781	$3,781	$2,130	$2,009

	Nine months ended September 30,
	2013		2012
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$9,827	$9,775	$2,827	$2,671
BOB loans	332	331	264	264
Total	$10,159	$10,106	$3,091	$2,935

Certain TDRs may experience a payment default, which the Bank considers to be a loan 60 days or more delinquent. Conventional MPF loans totaling $4.6 million had experienced a payment default during the nine months ended September 30, 2013, and it was immaterial during nine months ended September 30, 2012. The Bank had $2.4 million and $2.9 million of TDRs on nonaccrual status at September 30, 2013 and December 31, 2012, respectively.

Notes to Financial Statements (continued)

Individually Evaluated Impaired Loans.

	September 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$502	$500	$—
With a related allowance:
Conventional MPF loans	$14,962	$14,875	$785
BOB loans	192	192	85
Total:
Conventional MPF loans	$15,464	$15,375	$785
BOB loans	192	192	85

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$507	$504	$—
With a related allowance:
Conventional MPF loans	$12,449	$12,388	$642
BOB loans	280	280	100
Total:
Conventional MPF loans	$12,956	$12,892	$642
BOB loans	280	280	100

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became a TDR.

	Three months ended September 30, 2013		Three months ended September 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$15,258	$190	$5,841	$87
BOB loans	151	—	176	—
Total	$15,409	$190	$6,017	$87

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$14,316	$533	$5,094	$228
BOB loans	237	—	81	—
Total	$14,553	$533	$5,175	$228

Purchases, Sales and Reclassifications. During the three and nine months ended September 30, 2013 and 2012, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Notes to Financial Statements (continued)

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's derivative transactions, see Note 11 to the audited financial statements in the Bank's 2012 Form 10-K.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivatives Clearing Organization (referred to as cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearing House), the derivative transaction is novated and the executing counterparty is replaced with the Clearing House. The Clearing House notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the Bank of the required initial and variation margin. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of September 30, 2013 and December 31, 2012.

	September 30, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$24,170,518	$200,926	$812,865
Derivatives not in hedge accounting relationships:
Interest rate swaps	$8,441,854	$59,272	$27,834
Interest rate caps	1,215,500	5,864	—
Mortgage delivery commitments	20,389	480	4
Total derivatives not in hedge accounting relationships	$9,677,743	$65,616	$27,838
Total derivatives before netting and collateral adjustments	$33,848,261	$266,542	$840,703
Netting adjustments		(208,639)	(208,639)
Cash collateral and related accrued interest		(7,990)	(484,713)
Total collateral and netting adjustments (1)		(216,629)	(693,352)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$49,913	$147,351

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,661,620	$273,265	$878,667
Derivatives not in hedge accounting relationships:
Interest rate swaps	$4,318,343	$37,767	$6,036
Interest rate caps	1,199,750	1,968	—
Mortgage delivery commitments	34,332	622	—
Total derivatives not in hedge accounting relationships	$5,552,425	$40,357	$6,036
Total derivatives before netting and collateral adjustments	$31,214,045	$313,622	$884,703
Netting adjustments		(253,923)	(253,923)
Cash collateral and related accrued interest		(31,896)	(320,355)
Total collateral and netting adjustments (1)		(285,819)	(574,278)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$27,803	$310,425
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$3,116	$1,329	$4,004	$3,291
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(3,504)	$(575)	$(11,327)	$(2,000)
Interest rate caps	(894)	(231)	1,535	(2,272)
Net interest settlements	5,055	268	14,325	(1,122)
Mortgage delivery commitments	1,619	2,687	5,584	4,732
Other	4	4	11	12
Total net gains (losses) related to derivatives not designated as hedging instruments	$2,280	$2,153	$10,128	$(650)
Net gains on derivatives and hedging activities	$5,396	$3,482	$14,132	$2,641

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the third quarter and the first nine months of 2013 and 2012.

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2013
Hedged item type:
Advances	$29,142	$(27,194)	$1,948	$(64,388)
Consolidated obligations – bonds	34,356	(33,967)	389	57,917
AFS securities	(3,443)	4,222	779	(911)
Total	$60,055	$(56,939)	$3,116	$(7,382)
Nine months ended September 30, 2013
Hedged item type:
Advances	$222,985	$(220,743)	$2,242	$(190,432)
Consolidated obligations – bonds	(258,510)	259,393	883	162,998
AFS securities	(2,653)	3,532	879	(926)
Total	$(38,178)	$42,182	$4,004	$(28,360)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2012
Hedged item type:
Advances	$84,204	$(83,765)	$439	$(93,120)
Consolidated obligations – bonds	(5,359)	6,249	890	44,154
Total	$78,845	$(77,516)	$1,329	$(48,966)
Nine months ended September 30, 2012
Hedged item type:
Advances	$166,564	$(165,389)	$1,175	$(289,346)
Consolidated obligations – bonds	(20,450)	22,566	2,116	130,501
Total	$146,114	$(142,823)	$3,291	$(158,845)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the first nine months of 2013 or 2012. As of September 30, 2013, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months, as well as the losses reclassified from AOCI into income, were not material.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all bilateral derivatives.

For cleared derivatives, the Clearing Houses are the Bank's counterparties. The requirement that the Bank post initial and variation margin through the clearing agent, on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared

Notes to Financial Statements (continued)

derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearing House.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 13 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2013 was $606.2 million for which the Bank has posted cash and securities collateral with a fair value of approximately $513.0 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $68.1 million of collateral to its derivative counterparties at September 30, 2013.

Notes to Financial Statements (continued)

Offsetting of Derivative Assets and Derivative Liabilities. The Bank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. The following tables presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	Derivative Assets
(in thousands)	September 30, 2013	December 31, 2012
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$263,210	$313,000
Cleared derivatives	2,852	—
Total gross recognized amount	266,062	313,000
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(232,433)	(285,819)
Cleared derivatives	15,804	—
Total gross amounts of netting adjustments and cash collateral	(216,629)	(285,819)
Net amounts after netting adjustments:
Bilateral derivatives	30,777	27,181
Cleared derivatives	18,656	—
Total net amounts after netting adjustments	49,433	27,181
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	480	622
Total derivative assets
Bilateral derivatives	31,257	27,803
Cleared derivatives	18,656	—
Total derivative assets as reported in the Statement of Condition	49,913	27,803
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(16,479)	—
Cannot be sold or repledged
Bilateral derivatives	—	(1,343)
Net unsecured amount:
Bilateral derivatives	14,778	26,460
Cleared derivatives	18,656	—
Total net unsecured amount	$33,434	$26,460

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2013	December 31, 2012
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$830,716	$884,703
Cleared derivatives	9,983	—
Total gross recognized amount	840,699	884,703
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(683,369)	(574,278)
Cleared derivatives	(9,983)	—
Total gross amounts of netting adjustments and cash collateral	(693,352)	(574,278)
Net amounts after netting adjustments:
Bilateral derivatives	147,347	310,425
Cleared derivatives	—	—
Net amounts after offsetting adjustments	147,347	310,425
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	4	—
Total derivative liabilities
Bilateral derivatives	147,351	310,425
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	147,351	310,425
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(54,090)	—
Cannot be sold or repledged
Bilateral derivatives	—	(257,603)
Net unsecured amount:
Bilateral derivatives	93,261	52,822
Net unsecured amount	$93,261	$52,822
Notes:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest-rate futures or forwards).

Notes to Financial Statements (continued)

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2012 Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Par value of consolidated bonds:
Fixed-rate	$29,204,880	$31,307,129
Step-up	2,937,500	1,622,500
Floating-rate	3,010,000	1,860,000
Total par value	35,152,380	34,789,629
Bond premiums	92,846	99,090
Bond discounts	(14,379)	(18,915)
Hedging adjustments	(5,454)	265,804
Total book value	$35,225,393	$35,135,608

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,311,720	1.41%	$11,543,105	1.14%
Due after 1 year through 2 years	8,231,465	1.69	5,850,945	1.94
Due after 2 years through 3 years	3,766,665	1.60	5,617,465	2.32
Due after 3 years through 4 years	1,727,840	2.44	1,706,240	3.24
Due after 4 years through 5 years	4,795,025	1.76	2,941,900	1.86
Thereafter	7,626,040	2.12	6,155,290	2.32
Index amortizing notes	693,625	4.54	974,684	4.48
Total par value	$35,152,380	1.81%	$34,789,629	1.93%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Noncallable	$22,207,380	$26,470,629
Callable	12,945,000	8,319,000
Total par value	$35,152,380	$34,789,629

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2013 and December 31, 2012.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2013	December 31, 2012
Due in 1 year or less	$20,916,220	$19,541,605
Due after 1 year through 2 years	7,441,965	4,791,445
Due after 2 years through 3 years	2,091,665	5,242,465
Due after 3 years through 4 years	1,451,840	1,590,240
Due after 4 years through 5 years	1,495,525	1,354,400
Thereafter	1,061,540	1,294,790
Index amortizing notes	693,625	974,684
Total par value	$35,152,380	$34,789,629

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	September 30, 2013	December 31, 2012
Book value	$21,983,019	$24,148,453
Par value	21,987,100	24,154,343
Weighted average interest rate (1)	0.07%	0.12%
Note:
(1) Represents an implied rate.

During the third quarter of 2013, the Bank repurchased $758 million of swapped callable bonds. These early extinguishments resulted in a net gain of $9.6 million.

Note 11 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total capital; and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 17 to the audited financial statements in the Bank’s 2012 Form 10-K.

At September 30, 2013, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At September 30, 2013 and December 31, 2012, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,060,610	$3,139,874	$1,029,858	$3,806,806
Total capital-to-asset ratio	4.0%	5.1%	4.0%	5.9%
Total regulatory capital	2,462,511	3,139,874	2,584,651	3,806,806
Leverage ratio	5.0%	7.7%	5.0%	8.8%
Leverage capital	3,078,139	4,709,810	3,230,814	5,710,209

The decrease in the ratios from December 31, 2012 to September 30, 2013 was primarily due to the repurchases of excess capital stock. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 25, 2013, the Bank received final notification from the Finance Agency that it was

Notes to Financial Statements (continued)

considered to be "adequately capitalized" for the quarter ended June 30, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2013.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of September 30, 2013 and December 31, 2012.

(dollars in thousands)		September 30, 2013
Member		Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE		$444,000	17.8%
PNC Bank, N.A., Wilmington, DE	(1)	392,206	15.8
Sovereign Bank, N.A., Wilmington, DE	(2)	378,796	15.2

(dollars in thousands)		December 31, 2012
Member		Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	(2)	$652,430	20.1%
PNC Bank, N.A., Wilmington, DE	(1)	358,945	11.1
Chase Bank USA, N.A., Wilmington, DE		330,066	10.2
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank, N.A. is Pittsburgh, PA.
(2) Effective October 17, 2013, Sovereign Bank changed its name to Santander Bank, N.A., a subsidiary of Banco Santander, which is located in Spain.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's capital plan.

At September 30, 2013 and December 31, 2012, the Bank had $40 thousand and $431.6 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three and nine months ended September 30, 2013, estimated dividends on mandatorily redeemable capital stock totaling $317 thousand and $1.3 million, respectively, were recorded as interest expense. For the three and nine months ended September 30, 2012, estimated dividends on mandatorily redeemable capital stock totaling $205 thousand and $319 thousand, respectively, were recorded as interest expense.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
(in thousands)	2013	2012
Balance, beginning of the period	$431,566	$45,673
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	698	183,483
Redemption of mandatorily redeemable capital stock:
Other redemptions (1)	(432,224)	(41,028)
Balance, end of the period	$40	$188,128
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to excess capital stock repurchases.

As of September 30, 2013, the total mandatorily redeemable capital stock reflected the balance for one institution which had been merged out of district and is considered to be a nonmember. This capital stock supports an advance.

Notes to Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Due in 1 year or less	$—	$50
Due after 1 year through 2 years	—	2,323
Due after 2 years through 3 years	40	17,759
Due after 3 years through 4 years	—	124,502
Due after 4 years through 5 years	—	286,932
Total	$40	$431,566

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

Dividends and Retained Earnings. As prescribed in the FHLBanks' amended JCEA, each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At September 30, 2013, retained earnings were $652.2 million, including $600.9 million of unrestricted retained earnings and $51.3 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. On February 22, 2013, April 30, 2013 and July 30, 2013, the Bank paid dividends equal to an annual yield of 0.32% and 0.29%, and 1.00% respectively. On October 30, 2013, the Bank paid a dividend equal to an annual yield of 1.50%. The dividend in each period was calculated on stockholders' average balances for the previous quarter.

The Bank has repurchased $1.7 billion of excess capital stock during the first nine months of 2013. Currently, the Bank's practice is to repurchase all excess capital stock on a monthly basis. The Bank repurchased approximately $113 million of excess capital stock on October 16, 2013.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended September 30, 2013 and 2012.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2012	$18,234	$(96,703)	$—	$286	$(403)	$(78,586)
Other comprehensive income (loss) before reclassification:
Net unrealized gains	17,449	26,851	—	—	—	44,300
Net change in fair value of OTTI securities	—	62,497	—	—	—	62,497
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	186	—	—	—	186
Amortization - pension and post-retirement	—	—	—	—	29	29
September 30, 2012	$35,683	$(7,169)	$—	$286	$(374)	$28,426

June 30, 2013	$(16,796)	$64,249	$—	$287	$(919)	$46,821
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(7,115)	1,706	—	—	—	(5,409)
Net change in fair value of OTTI securities	—	1,228	—	—	—	1,228
Reclassifications from OCI to net income:
Reclassification adjustment for losses included in net income	41	—	—	—	—	41
Amortization - pension and post-retirement	—	—	—	—	80	80
September 30, 2013	$(23,870)	$67,183	$—	$287	$(839)	$42,761

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2013 and 2012.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Other comprehensive income (loss) before reclassification:
Net unrealized gains	29,792	34,361	—	—	—	64,153
Noncredit OTTI losses transferred	—	(662)	662	—	—	—
Net change in fair value of OTTI securities	—	117,751	—	—	—	117,751
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	9,495	(662)	—	—	8,833
Amortization - pension and post-retirement	—	—	—	—	54	54
September 30, 2012	$35,683	$(7,169)	$—	$286	$(374)	$28,426

December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(59,301)	23,147	—	—	—	(36,154)
Net change in fair value of OTTI securities	—	24,595	—	—	—	24,595
Reclassifications from OCI to net income:
Reclassification adjustment for losses included in net income	41	—	—	—	—	41
Noncredit OTTI to credit OTTI	—	442	—	—	—	442
Amortization on hedging activities	—	—	—	1	—	1
Amortization - pension and post-retirement	—	—	—	—	131	131
September 30, 2013	$(23,870)	$67,183	$—	$287	$(839)	$42,761

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	September 30, 2013	December 31, 2012
Federal funds sold	$—	$245,000
Investments	173,630	179,610
Advances	26,758,239	27,399,641
Letters of credit	2,238,796	84,230
MPF loans	1,723,777	2,303,281
Deposits	70,621	5,797
Capital stock	1,333,090	1,477,835

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, prepayment fees on advances, letters of credit fees, and interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income on advances (1)	$32,242	$30,554	$94,422	$100,298
Interest income on MPF loans	24,205	32,416	78,517	102,813
Note:
(1) For the three months and nine months ended September 30, 2013, balances include contractual interest income of $86.8 million and $256.7 million, net interest settlements on derivatives in fair value hedge relationships of $(54.0) million and $(160.1) million and total amortization of basis adjustments of $(0.6) million and $(2.2) million. For the three months and nine months ended September 30, 2012, balances include contractual interest income of $87.3 million and $329.8 million, net interest settlements on derivatives in fair value hedge relationships of $(55.6) million and $(215.3) million and total amortization of basis adjustments of $(1.1) million and $(14.1) million.

The following table includes the MPF activity of the related party members.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Total MPF loan volume purchased	$6,569	$57,566	$13,018	$89,142

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Servicing fee expense	$231	$190	$681	$545
Interest income on MPF deposits	—	3	6	6

(in thousands)	September 30, 2013	December 31, 2012
Interest-bearing deposits maintained with FHLBank of Chicago	$4,351	$11,435

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the nine months ended September 30, 2013 and 2012, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2013 and 2012, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of

Notes to Financial Statements (continued)

the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2013 and 2012.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2012 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2013 and December 31, 2012 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
	September 30, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$3,063,054	$3,063,054	$—	$—	$—	$3,063,054
Interest-bearing deposits	4,351	—	4,351	—	—	4,351
Federal funds sold	3,705,000	—	3,704,988	—	—	3,704,988
Securities purchased under agreements to resell	250,000	—	249,999	—	—	249,999
Trading securities	57,837	4,182	53,655	—	—	57,837
AFS securities	6,927,169	1,998	5,730,421	1,194,750	—	6,927,169
HTM securities	4,587,304	—	3,700,216	934,462	—	4,634,678
Advances	39,505,938	—	39,523,927	—	—	39,523,927
Mortgage loans held for portfolio, net	3,277,725	—	3,429,368	—	—	3,429,368
BOB loans, net	11,180	—	—	11,180	—	11,180
Accrued interest receivable	85,088	—	85,088	—	—	85,088
Derivative assets	49,913	—	266,542	—	(216,629)	49,913
Liabilities:
Deposits	$780,689	$—	$780,693	$—	$—	$780,693
Discount notes	21,983,019	—	21,984,606	—	—	21,984,606
Bonds	35,225,393	—	35,471,444	—	—	35,471,444
Mandatorily redeemable capital stock	40	40	—	—	—	40
Accrued interest payable	150,223	—	150,223	—	—	150,223
Derivative liabilities	147,351	—	840,703	—	(693,352)	147,351

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$1,350,594	$1,350,594	$—	$—	$—	$1,350,594
Interest-bearing deposits	11,435	—	11,435	—	—	11,435
Federal funds sold	4,595,000	—	4,594,970	—	—	4,594,970
Securities purchased under agreements to resell	2,500,000	—	2,499,997	—	—	2,499,997
Trading securities	353,590	3,600	349,990	—	—	353,590
AFS securities	5,932,248	1,998	4,505,016	1,425,234	—	5,932,248
HTM securities	5,664,954	—	4,551,752	1,204,003	—	5,755,755
Advances	40,497,787	—	40,668,739	—	—	40,668,739
Mortgage loans held for portfolio, net	3,532,549	—	3,791,036	—	—	3,791,036
BOB loans, net	12,846	—	—	12,846	—	12,846
Accrued interest receivable	92,685	—	92,685	—	—	92,685
Derivative assets	27,803	—	313,622	—	(285,819)	27,803
Liabilities:
Deposits	$999,891	$—	$999,893	$—	$—	$999,893
Discount notes	24,148,453	—	24,150,089	—	—	24,150,089
Bonds	35,135,608	—	35,777,834	—	—	35,777,834
Mandatorily redeemable capital stock	431,566	431,920	—	—	—	431,920
Accrued interest payable	114,003	—	114,003	—	—	114,003
Derivative liabilities	310,425	—	884,703	—	(574,278)	310,425

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification within the fair value hierarchy of certain assets or liabilities. These reclassifications are reported as transfers in/out of the level as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2013 and 2012.

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

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank considers these inputs to be Level 2 inputs. However, based on the current lack of significant market activity for private label residential MBS, the Bank believes as of September 30, 2013 private label residential MBS inputs should be classified as Level 3.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of September 30, 2013 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of September 30, 2013, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing

Notes to Financial Statements (continued)

methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank is subject to credit risk on bilateral derivatives transactions due to the potential nonperformance by the derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the Bank has entered into netting arrangements for its derivative transactions. In addition, the Bank has entered into bilateral security agreements with all active derivatives counterparties that provide for delivery of collateral at specified levels tied to those counterparties’ credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. For cleared derivatives, the Bank's credit risk exposure is mitigated because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

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

Notes to Financial Statements (continued)

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at September 30, 2013 and December 31, 2012.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at September 30, 2013 and December 31, 2012.

	September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE securities	$—	$53,655	$—	$—	$53,655
Mutual funds	4,182	—	—	—	4,182
Total trading securities	$4,182	$53,655	$—	$—	$57,837
AFS securities:
GSE securities	$—	$2,249,793	$—	$—	$2,249,793
State or local agency obligations	—	14,437	—	—	14,437
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	400,171	—	—	400,171
GSE MBS	—	3,066,020	—	—	3,066,020
Private label MBS:
Private label residential MBS	—	—	1,180,008	—	1,180,008
HELOCs	—	—	14,742	—	14,742
Total AFS securities	$1,998	$5,730,421	$1,194,750	$—	$6,927,169
Derivative assets:
Interest rate related	$—	$266,062	$—	$(216,629)	$49,433
Mortgage delivery commitments	—	480	—	—	480
Total derivative assets	$—	$266,542	$—	$(216,629)	$49,913
Total assets at fair value	$6,180	$6,050,618	$1,194,750	$(216,629)	$7,034,919
Liabilities:
Derivative liabilities:
Interest rate related	$—	$840,699	$—	$(693,352)	$147,347
Mortgage delivery commitments	—	4	—	—	4
Total derivative liabilities (2)	$—	$840,703	$—	$(693,352)	$147,351

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$349,990	$—	$—	$349,990
Mutual funds	3,600	—	—	—	3,600
Total trading securities	$3,600	$349,990	$—	$—	$353,590
AFS securities:
Other U.S. obligations	$—	$21,016	$—	$—	$21,016
GSE securities	—	1,169,344	—	—	1,169,344
State or local agency obligations	—	11,130	—	—	11,130
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	310,705	—	—	310,705
GSE MBS	—	2,992,821	—	—	2,992,821
Private label MBS:
Private label residential MBS	—	—	1,410,476	—	1,410,476
HELOCs	—	—	14,758	—	14,758
Total AFS securities	$1,998	$4,505,016	$1,425,234	$—	$5,932,248
Derivative assets:
Interest rate related	$—	$313,000	$—	$(285,819)	$27,181
Mortgage delivery commitments	—	622	—	—	622
Total derivative assets	$—	$313,622	$—	$(285,819)	$27,803
Total assets at fair value	$5,598	$5,168,628	$1,425,234	$(285,819)	$6,313,641
Liabilities:
Derivative liabilities:
Interest rate related	$—	$884,703	$—	$(574,278)	$310,425
Total derivative liabilities (2)	$—	$884,703	$—	$(574,278)	$310,425
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during the first nine months of 2013 or 2012.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the first nine months of 2013 and 2012. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Nine Months Ended September 30, 2013	AFS Private Label MBS- HELOCs Nine Months Ended September 30, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(2,857)	600
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	162	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	24,362	233
Unrealized gains on OTTI AFS and included in OCI	21,164	1,983
Purchases, issuances, sales, and settlements:
Settlements	(273,299)	(2,832)
Balance at September 30	$1,180,008	$14,742
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2013	$(345)	$(97)

(in thousands)	AFS Private Label MBS-Residential Nine Months Ended September 30, 2012	AFS Private Label MBS- HELOCs Nine Months Ended September 30, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(4,380)	692
Net OTTI losses, credit portion	(9,866)	(1,084)
Net unrealized gains on AFS in OCI	213	—
Reclassification of non-credit portion included in net income	8,411	1,084
Net change in fair value on OTTI AFS in OCI	116,632	1,119
Unrealized gains on OTTI AFS and included in OCI	34,190	171
Purchases, issuances, sales, and settlements:
Settlements	(321,165)	(2,480)
Transfer of OTTI securities from HTM to AFS	11,268	—
Balance at September 30	$1,466,664	$14,575
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2012	$(14,247)	$(392)

During the first nine months of 2013, the Bank transferred no private label MBS from its HTM portfolio to its AFS portfolio in the period in which the OTTI charge was recorded. During the first nine months of 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above.

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2013			December 31, 2012
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$7,069,649	$2,563,500	$9,633,149	$7,636,199
Commitments to fund additional advances and BOB loans	422,202	—	422,202	501,087
Commitments to fund or purchase mortgage loans	20,389	—	20,389	34,332
Unsettled consolidated obligation bonds, at par (2)	772,000	—	772,000	1,420,000
Notes:
(1) Includes approved requests to issue future standby letters of credit of $225.5 million and $400.3 million at September 30, 2013 and December 31, 2012, respectively.
(2) Includes $0.1 billion and $1.4 billion of consolidated obligation bonds which were hedged with associated interest rate swaps at September 30, 2013 and December 31, 2012, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $2.4 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2013 and December 31, 2012. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at September 30, 2013 and December 31, 2012 of $5.9 billion and $6.1 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program. These delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank has pledged securities, as collateral, related to derivatives. Refer to Note 9 - Derivatives and Hedging Activities in this Form 10-Q for additional information about the Bank's pledged collateral and other credit risk-related contingent features.

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
Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2013.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court which is the Court of Common Pleas of Allegheny County, Pennsylvania (Court) for the recovery of the Bank’s losses relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 17.8% and 10.2% of the Bank’s capital stock as of September 30, 2013 and December 31, 2012 respectively.

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

As of October 31, 2013, FHLBank System consolidated obligation bonds have been assigned Aaa/Stable Outlook and AA+/Stable Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. With the exception of FHLBank Seattle which has a long-term rating of AA/Stable Outlook by S&P, all FHLBanks have been assigned a long-term rating of Aaa/Stable Outlook and AA+/Stable Outlook by Moody's and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 101	Interactive Data File (XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: November 7, 2013

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer
(Principal Financial Officer)