Form 10-K
period 2013-12-31
Federal Home Loan Bank of Pittsburgh
filed 2014-03-13
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2013, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,170.3 million. There were 28,998,704 shares of common stock outstanding at February 28, 2014.

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

Cooperative.  The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union, or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. Pursuant to the expansion of the Housing Act, the Finance Agency amended its membership regulations to authorize non-federally insured Community Development Financial Institutions (CDFIs) to become members of an FHLBank. Eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2013, the Bank had approved three state housing finance agencies; two are currently eligible to borrow from the Bank but had no outstanding advance balances as of December 31, 2013.

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

The following table summarizes the advance products offered by the Bank as of December 31, 2013. This information excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed separately in this Item 1.

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
		10 - 100	Greater than 3 years to 30 years
Returnables	Short-term and long-term fixed-rate advances with returnable options owned by member; principal paid at maturity; interest paid quarterly	10 - 100	2 months to 30 years
Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly	10 - 100	2 years to 15 years
Notes:
(1)Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%.
(2)Beginning August 3, 2009, the Bank simplified its menu of advance products and eliminated the Hedge Select product; legacy balances, however, remained at December 31, 2013 and are included in Core (Term) Advances.
(3)Loans made under the Affordable Housing Program (AHP) and Community Lending Program (CLP).

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold. The Bank’s RepoPlus advance products serve member short-term liquidity needs. RepoPlus is typically a short-term (1-89 day) fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of the line of credit. As of December 31, 2013, the total par value of these advances was $10.2 billion, or 20.7% of the total advance portfolio. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s advance products also help members facilitate asset/liability management by offering advances to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such advances from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgage loans. The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus advances with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. As of December 31, 2013, the par value of Mid-Term RepoPlus advances totaled $14.6 billion, or 29.3% of the total advance portfolio. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; members’ liquidity needs drive these fluctuations.

Core (Term) Advances.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank offers long-term fixed-rate advances for terms from 3 to 30 years. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2013, the par value of Core (Term) advances totaled $17.6 billion, or 35.4% of the total advance portfolio.

Returnables.  Some of the Bank's advances contain embedded options which the member can choose to exercise. As of December 31, 2013, the par value of these Returnable advances, for which members have the right to prepay the advance on certain pre-determined dates without a fee, was $5.0 billion, or 10.1% of the total advance portfolio.

Convertible Select.  Some of the Bank’s advances contain embedded options which the member can sell to the Bank. As of December 31, 2013, the par value of these Convertible Select advances was $2.3 billion, or 4.5% of the total advance portfolio.

Collateral

The Bank makes advances to members and eligible nonmember housing associates based upon the security of pledged mortgage loans and other eligible types of collateral. In addition, the Bank has established lending policies and procedures to minimize risk of loss while balancing the members’ needs for funding. The Bank also protects against credit risk by fully collateralizing all member and nonmember housing associates advances and other credit products. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance.

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

The Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement, or if participating in the Bank’s market-value based pricing program, or as determined based on its credit condition. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by listing collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral.

The third collateral status is delivered, or borrower-in-possession, collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral (in an amount sufficient to fully secure all outstanding obligations) to the Bank, including through a third party custodian for the Bank. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating. Delivery of collateral also may be required if there is action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Collateral delivery status is often required for members borrowing under specific pledge agreements, as a practical means for maintaining specifically listed collateral. On all securities pledged as collateral, the Bank requires delivery to either a restricted account at the Bank or an account with a third party custodian under the Bank’s control. The Bank also requires delivery of collateral from de novo institution members at least during their first two years of operation and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor.

With respect to certain specific collateral pledge agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian.

Approximately 83% of total credit exposure (TCE) outstanding was secured by collateral pledged to the Bank under a blanket lien agreement and in undelivered status at December 31, 2013. The remaining 17% of TCE outstanding was secured by collateral pledged under detailed listing or specific pledge and delivery status.

As of December 31, 2013, nine of the Bank’s top ten borrowers (ranked by TCE and outstanding advances) were in undelivered collateral status; the remaining one was in detailed listing or specific pledge status. This was a banking institution member with residential loan collateral pledged under a detailed listing lending arrangement, which is discussed below.

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

The Bank determines the type and amount of collateral each member has available to pledge as security for a member’s obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). Depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. At a minimum, all members whose usage exceeds 20% of their MBC and all members who are not Community Financial Institutions as defined below must file a QCR quarterly.

The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the eligible collateral pledged for the members’ obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten, with one being the best rating and ten being the worst. Credit availability and term guidelines are based on a member’s ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings that are applied. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing member’s obligations to the Bank as of December 31, 2013.

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

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to promptly exercise the Bank’s rights regarding securities, loan collateral, and other collateral upon the failure of a member. At December 31, 2013 and 2012, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates. To ensure its position as a first-priority secured creditor, the Bank takes possession of collateral pledged by insurance companies.

Types of Collateral.  At December 31, 2013, approximately 43.6% of the total member eligible collateral (after collateral weighting) available to secure members’ obligations to the Bank was single-family, residential mortgage loans. The Bank contracts with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. In determining borrowing capacity for members with non-listed and non-delivered collateral, the Bank utilizes book value as reported on each member's regulatory call report.

The Bank also may accept other real estate related collateral (ORERC) as eligible collateral if it has a readily ascertainable value and the Bank is able to perfect its security interest in such collateral. Types of eligible ORERC include commercial mortgage loans and second-mortgage installment loans. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral. ORERC accounted for approximately 45.2% of the total amount of eligible collateral (after collateral weighting) held by members as of December 31, 2013.

A third category of eligible collateral is high quality securities. This typically includes U.S. Treasuries, U.S. agency securities, Temporary Liquidity Guarantee Program (TLGP) investments, GSE mortgage-backed securities (MBS) and commercial mortgage-backed securities (CMBS). Additionally, certain private label residential MBS with a minimum credit rating of single-A and acquired by the member prior to July 10, 2007, and CMBS with a minimum credit rating of single-A are eligible. This category accounted for approximately 4.3% of the total amount of eligible collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2013.

The Bank also accepts FHLBank deposits and multi-family residential mortgage loans as eligible collateral. These categories comprised 6.9% of the collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2013.

In addition, member Community Financial Institutions (CFIs) may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.1 billion (the limit during 2013) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to members holding CFI collateral within their collateral base totaled approximately $3.3 billion as of

December 31, 2013. However, these loans were collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral.

The Bank does not accept subprime residential mortgage loans as qualifying collateral. Although subprime mortgages are not considered to be an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages outside of the Bank’s definition pledged as collateral. The Bank accepts loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less and one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). For such risk-mitigated loans, as well as those for which no FICO is available, a reduced collateral weighting of 70% will apply. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its QCR each quarter. Therefore, loans identified by the member as subprime are not included in a member’s MBC.

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

Regarding nontraditional mortgage collateral for the QCR, the Bank requires filing members to stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. The Bank allows nontraditional residential mortgage loans that are prescribed within the Member Products Policy to be pledged as collateral and used to determine a member’s MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and a more conservative collateral weighting of 70% will generally apply. At December 31, 2013, less than 18% of the Bank’s total pledged collateral was considered nontraditional mortgage loans.

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan programs.

The various types of eligible collateral and related lending values as of December 31, 2013 are summarized below. Collateral includes wholly-owned member assets (or unencumbered assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are analyzed on at least a semi-annual basis and adjusted as necessary.

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Securities Collateral
FHLBank deposit pledged to FHLBank and under the sole control of FHLBank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; and FHLBank consolidated obligations(1)	97%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by Government National Mortgage Association (GNMA), FHLMC, and FNMA	95%
U.S. Treasury principal-only strips	90%
Non-agency residential MBS, including collateralized mortgage obligations, representing a whole interest in such mortgages. Only securities acquired by the member prior to July 10, 2007 will be accepted
AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Obligations of state or local government units or agencies, rated at least “AA” by a nationally recognized statistical rating organization (NRSRO) for standby letters of credit that assist members in facilitating residential housing finance or community lending	85%

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Loan Collateral	Blanket - Lien Undelivered	Specific Pledge, Collateral Listing or Blanket Delivered (Policy)	Blanket Delivered (Credit)
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences	80%	75%	70%
Nontraditional mortgage loans and loans with unknown FICO	70%	65%	60%
Conventional and FHA whole, fully disbursed first-mortgage loans secured by multifamily properties	70%	65%	60%
Farmland loans	70%	65%	60%
Commercial real estate loans (owner & non-owner occupied)	70%	65%	60%
Low FICO loans with mitigating factors as defined by FHLBank(2)	60%	55%	50%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences; both term loans and revolving lines of credit (HELOC)	60%	55%	50%
Commercial business loans (CFI only)	60%	55%	50%
Note:
(1) Defined as Federal National Mortgage Association (Fannie Mae or FNMA), Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC), Federal Farm Credit Bank (FFCB), National Credit Union Administration (NCUA), Small Business Administration (SBA), and U.S. Department of Agriculture (USDA), and Federal Deposit Insurance Corporation (FDIC).
(2) Nontraditional mortgage loan portfolios may be required to be independently identified for collateral review and valuation for inclusion in a member’s MBC. This may include a request for loan-level listing on a periodic basis.

During 2013, the Bank implemented several changes to its collateral policies and practices. See the “Credit and Counterparty Risk - TCE and Collateral” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

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

The Bank further enhances income by acquiring securities issued by GSEs and state and local government agencies as well as agency and private label MBS. Securities currently in the portfolio were required to carry one of the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) or Fitch Ratings (Fitch) at the time of purchase. All MBS securities in the Bank’s investment portfolio were AAA rated at the time of purchase with the exception of one pre-2004 vintage security which was rated AA at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, and to cover operating expenses. See the “Credit and Counterparty Risk – Investments” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for discussion of the credit risk of the investment portfolio and further information on these securities’ current ratings.

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

Mortgage Partnership Finance® (MPF®) Program

Under the MPF Program, the Bank purchases qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties. The MPF Program provides participating members and eligible housing associates a secondary market alternative that allows for increased balance sheet liquidity and provides a method for removal of assets that carry interest rate and prepayment risks from their balance sheets. In addition, the MPF Program provides a greater degree of competition among mortgage purchasers and allows small and mid-sized community-based financial institutions to participate more effectively in the secondary mortgage market.

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

Under the MPF Program, PFIs generally market, originate and service qualifying residential mortgages for sale to the Bank. Member banks have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing of mortgage loans, the MPF Program gives control of the functions that relate to credit risk to PFIs. PFIs also may receive a servicing fee if they choose to retain loan servicing rather than transfer servicing rights to a third-party servicer.

PFIs are paid a credit enhancement (CE) fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank under the Original MPF Program. The CE structure motivates PFIs to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews the general eligibility of them including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added 13 new PFIs in 2013, and as of December 31, 2013, 123 members were approved participants in the MPF Program. Of the Bank’s ten largest members, based on asset size, four members have executed PFI agreements. The Bank purchased mortgage loans totaling $455.4 million during 2013 of which $29.4 million or 6.5% was from one of these four members.

Mortgage Loan Purchases. The Bank and the PFI enter into a Master Commitment which provides the general terms under which the PFI will deliver mortgage loans, including a maximum loan delivery amount, maximum CE amount and expiration date. Mortgage loans are purchased by the Bank directly from a PFI pursuant to a delivery commitment, a binding agreement between the PFI and the Bank.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2013, 50 PFIs were eligible to offer the product. Of these, 17 PFIs sold $350.3 million of mortgage loans through MPF Xtra for 2013. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

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
Banking on Business (BOB) Loans

The Bank’s BOB loan program is targeted to members serving small businesses in the Bank’s district to assist in the growth and development of businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. The original intent of the BOB program was a grant program through members to help facilitate community and economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect repayment of the loans directly from the borrowers, the members remit such amounts to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. In 2013 and 2012, the Bank made $2.7 million and $2.2 million available, respectively, to assist small businesses through the BOB loan program.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2013 and 2012.

(in millions)	December 31, 2013	December 31, 2012
Consolidated obligation bonds	$37,694.7	$34,789.6
Consolidated obligation discount notes	28,242.2	24,154.3
Total Bank consolidated obligations	$65,936.9	$58,943.9
Total FHLBank System combined consolidated obligations	$766,836.9	$687,902.1

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

The Bank’s capital plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan. Furthermore, the capital plan provides members with a stable membership capital stock calculation and includes an acquired member assets (AMA) stock purchase requirement range and a capital stock purchase requirement for advances and letters of credit.

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

The Bank has initiated the process of amending its capital plan. The goal of this capital plan amendment is to make the plan an active tool to shape the structure of the balance sheet, including the level of member activity with the Bank. Under the proposed amendment, the Bank's capital stock would be divided into two subclasses: (1) a membership stock subclass and (2) an activity-stock subclass. The establishment of subclasses will enable the Bank to make dividend distinctions between the subclasses. For example, the Bank could pay a higher dividend on activity-stock to incent and reward member activity with the Bank. Additionally, the proposed amendment would expand the letter of credit stock purchase requirement range and prospectively establish a capital stock purchase requirement for forward starting advances. As required by Finance Agency regulation and the terms of the capital plan, any amendment must be approved by the Finance Agency prior to becoming effective.

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. As of December 31, 2013, the balance in retained earnings was $685.7 million, of which $60.1 million was deemed restricted as described below. The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In February, April, July, and October 2013, the Bank paid dividends equal to an annual yield of 0.32%, 0.29%, 1.00%, and 1.50%, respectively. On February 21, 2014, the Bank paid a dividend equal to an annual yield of 2.50%.

Please see the Capital Resources section and the “Risk Governance” discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCEA) with the other 11 FHLBanks. The JCEA provided that upon satisfaction of the FHLBanks’ obligations to the Resolution Funding Corporation (REFCORP), each FHLBank will, on a quarterly basis, allocate 20% of its net income to a separate Restricted Retained Earnings account (RRE) until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, beginning in the third quarter 2011, the Bank allocated 20% of its net income to a separate RRE account. The JCEA further required each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCEA. All 12 FHLBanks completed this process in 2011.

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

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. All derivatives are recorded in the Statement of Condition at fair value. See Note 11- Derivatives and Hedging Activities to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of cost as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank's ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered. Despite these competitive factors, advances rose 24.1% to $50.2 billion at December 31, 2013 from $40.5 billion at December 31, 2012, primarily driven by increases in fixed- and floating-rate term advance borrowings by several large members seeking to enhance liquidity positions. Additional details regarding the advance portfolio are available in the Financial Condition discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

As part of the enhanced prudential standards under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Board of Governors of the Federal Reserve System proposed a rule which would make FHLBank and other GSE debt eligible to meet new liquidity standards. This positive development may enhance the competitive position of FHLBank debt issuances. In addition, the issuance of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Major Customers

PNC Bank, N.A., Chase Bank USA, N.A., Santander Bank, N.A., and Ally Bank each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2013. See further discussion in Item 1A. Risk Factors and the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2013, the Bank had 208 full-time employee positions and two part-time employee positions, for a total of 209 full-time equivalents. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes.

REFCORP and AHP

As discussed under “Capital Resources” of this Item 1. Business, the FHLBanks are no longer required to pay REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended JCEA, which became effective upon the Finance Agency’s approval, the Bank allocates 20% of its net income to RRE on a prospective basis.

The FHLBanks must set aside for the AHP annually, on a combined basis, the greater of an aggregate of $100 million or 10% of current year’s net earnings (net income before interest expense related to mandatorily redeemable capital stock). If the Bank experienced a full year net loss, as defined in Note 15 - Affordable Housing Program (AHP) to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net earnings in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP and REFCORP assessments, please see the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis and Note 15 - Affordable Housing Program (AHP) and Note 16 - Resolution Funding Corporation (REFCORP), respectively, in Item 8. Financial Statements and Supplementary Financial Data, both in this Form 10-K.

SEC Reports and Corporate Governance Information

The Bank is subject to the informational requirements of the 1934 Act and, in accordance with the 1934 Act, files annual, quarterly and current reports with the SEC. The Bank’s SEC File Number is 000-51395. Any document filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, information statements and other information regarding registrants that file electronically with the SEC, including the Bank’s filings. The SEC’s website address is www.sec.gov. Copies of such materials can also be obtained at prescribed rates from the public reference section of the SEC at 100 F Street NE, Washington, D.C. 20549.

The Bank also makes the Annual Report filed on Form 10-K, Quarterly Reports filed on Form 10-Q, Current Reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Chief Accounting Officer, who is designated as the Principal Financial Officer, required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2013 Annual Report on Form 10-K as exhibits to this Report.

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

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission continue to be impacted by the Dodd-Frank Act. In the absence of remaining final regulations implementing the Dodd-Frank Act, the full extent and nature of that impact cannot be forecasted. For example, although the Bank successfully implemented the first round of derivatives clearing in June 2013, additional regulation could require addressing integration with other Futures Commissions Merchants (FCMs), additional reporting requirements, integration of Swap Execution Facilities and programming for additional clearable swap types. Also, final regulations regarding non-cleared swaps have not yet been issued. Additional details regarding the Dodd-Frank Act and its implementing regulations are included in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Housing Act was intended to, among other things, address the housing finance crisis, expand the Finance Agency's authority and address GSE reform issues. The Administration and Congress are expected to further address GSE reform in 2014. Depending on the terms, such legislation could have a material effect on the Bank. Programs such as the Helping Families Save Their Home Act of 2009 and the Home Affordable Modification Program (HAMP) were enacted to encourage loan modifications in order to prevent mortgage foreclosures. These programs, including their effects on the mortgage market, may also impact the value of the Bank's MBS holdings. The introduction of comparable programs, or new principal reduction initiatives, could impact the value of the Bank’s MBS holdings as well.

The FHLBanks are also governed by Federal laws and regulations as adopted by Congress and applied by the Finance Agency. The Finance Agency's extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, redistrict or adjust equities among the FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority in regard to any FHLBank or the potential impact of such action on members' investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. The Finance Agency supervises the Bank and establishes the regulations governing the Bank. Changes in Finance Agency leadership may also impact the nature and extent of any new or revised regulations on the Bank.

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

Any future legislative changes to the Act may significantly affect the Bank's business, results of operations and financial condition.

The loss of significant Bank members or borrowers may have a negative impact on the Bank's advances and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank's results of operations and financial condition.

One or more significant Bank members or borrowers could be merged into nonmembers, withdraw their membership or decrease their business levels with the Bank, which could lead to a significant decrease in the Bank's total assets. Membership withdrawal may be due to a move to another FHLBank district. If member institutions are acquired by institutions outside the Bank's district and the acquiring institution decides not to maintain membership (for example, by dissolving charters), the Bank may be adversely affected, resulting in lower demand for products and services and ultimately requiring the redemption of related capital stock. In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by suspending, or otherwise restricting, dividend payments and repurchases of excess capital stock, raising advance rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank's size and profitability at the time the financial institution ceases to be a borrower.

At December 31, 2013, the Bank's five largest customers, PNC Bank, N.A., Chase Bank USA, N.A., Santander Bank, N.A., TD Bank, N.A., and Ally Bank, accounted for 78% of its TCE and owned 65% of its outstanding capital stock. Of these members, PNC Bank, N.A., Chase Bank USA, N.A., Santander Bank, N.A., and Ally Bank each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE balances as well as a decrease in demand for its products and services, all of which would impact the Bank's financial condition and results of operations.

See further discussion in the “Credit and Counterparty Risk - TCE and Collateral” section of Risk Management in Item 7. Management's Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data both in this Form 10-K.

The Bank faces competition for advances, mortgage loan purchases and access to funding, which could negatively impact earnings.

The Bank's primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including commercial banks and their investment banking divisions, the FRBs, and, in some circumstances, other FHLBanks. Members have access to alternative funding sources, which may offer more favorable terms than the Bank offers on its advances, including more flexible credit or collateral standards. In addition, many of the Bank's competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

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

Although somewhat stabilized in 2013, new or continued global financial market disruptions combined with a still-recovering housing market, could result in uncertainty and unpredictability for the Bank in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

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

During 2013, the U.S. economy continued to show signs of slow growth and has remained resilient despite tighter fiscal policies and weak labor market conditions. The political debate over the U.S. government's funding and the U.S. Treasury debt limit prompted a partial government closing in early October 2013 and may continue to be a factor in slowing the growth of the economy. While the Bank’s results have continued to improve and it has seen growth in its advance levels and earnings, if these issues prove to be an impediment to future U.S. economic growth, the Bank's financial condition and results of operations could be adversely affected going forward.

The Bank is affected by the global economy through member ownership and investor appetite. Changes in perception regarding the stability of the U.S. economy, the creditworthiness of the U.S. government, the degree of government support of financial institutions or the depletion of funds available for investment by overseas investors could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt. The Bank experienced a decline in its debt costs during 2013 as investors increased demand for more stable, high-quality investments.

Geopolitical conditions can also affect earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism or military conflicts, could affect business and economic conditions in the U.S., including both debt and equity markets.

Damage caused by acts of terrorism or natural disasters could adversely impact the Bank or its members, leading to impairment of assets and potential loss exposure. Real property that could be damaged in these events may serve as collateral for advances, or security for the mortgage loans the Bank purchases from its members and the MBS held as investments. If this real property is not sufficiently insured to cover the damages that may occur, there may be insufficient collateral to secure the Bank's advances or investment securities and the Bank may be severely impaired with respect to the value of these assets.

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

To support its mission, the Bank administers various programs that provide funding for housing and economic development in the communities served by its members, including the AHP. The Bank is required to establish an AHP. The Bank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. The amount of funds the Bank is able to make available for its AHP is based on its net earnings.

If the Bank experienced a net loss for a full year, as defined in Note 15 - AHP to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation is less than $100 million for all 12 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank's net income in relation to the net income of all FHLBanks for the previous year. Each FHLBank's required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2013, out of a total of $767 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $66 billion, or approximately 8.6% of the total.

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

As of March 12, 2014, FHLBank System consolidated obligation bonds have been assigned Aaa/Stable Outlook and AA+/Stable Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. With the exception of FHLBank of Seattle, which has a long-term rating of AA/Stable Outlook by S&P, all FHLBanks have been assigned a long-term rating of Aaa/Stable Outlook and AA+/Stable Outlook by Moody’s and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody’s and S&P, respectively. These ratings indicate that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered further by at least one NRSRO. If the NRSROs have concerns regarding the debt ceiling limit issue noted above, they may consider an additional downgrade. This could adversely affect the Bank's costs of doing business as described above. In addition, further downgrades could negatively impact the Bank's reputation and may result in heightened scrutiny by the regulator.

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

The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing capital expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised.

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

Regulatory changes are resulting in necessary updates to the Bank's current computer information systems to support the requirements. Given the timing of these requirements, changes to the Bank's existing infrastructure may not be fully implemented and the Bank may need to implement work-arounds, at least in the short term.

The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber-security risks and cyber incidents. For example, the Bank provides on-line banking transactional capability to enable its members to execute borrowing and other transactions with the Bank. Although the Bank has security measures in place and devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. However, the Bank has not experienced a successful cyber-security incident related to malicious code, unauthorized access or other various cyber-attack vectors that affected Bank systems or operations in any material manner. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against cyber-security attacks. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers), corrupt data or cause operational disruption. This may result in financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, litigation, penalties, and reputational damage.

The Bank may be unable to optimally manage its market risk due to unexpected sizable adverse market movements that threaten the Bank's interest rate risk/market risk profile faster than Bank strategies can offset. This may adversely affect the Bank's net interest income, results of operations and the market value of its equity.

The Bank is subject to various market risks, including interest rate risk, liquidity risk, and prepayment risk.

The Bank realizes income primarily from the spread between interest earned on advances and investment securities and interest paid on debt and other liabilities, known as net interest income. The Bank's financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve. The Federal Reserve's policies, which are difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when its interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets.

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

In addition, the Bank's profitability and the market value of its equity, as well as its liquidity and financial condition, are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, advance volumes and pricing, market conditions for the Bank's consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. See additional discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank's mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time. While these prepayments would reduce the asset balance, the associated debt may remain outstanding (i.e., debt overhang). Additionally, there could be a weakening of the underlying credit of the collateral supporting the MBS portfolio, increasing the potential for the Bank to experience a credit loss. Historically, the most sizable adverse market value movements affecting the Bank have been caused by the private label MBS portfolio.

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

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. The Bank's models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models or incorrect data being used by the models. The risk metrics, valuations, OTTI and loan loss reserve estimations produced by the Bank's models may be different from actual results, which could adversely affect the Bank's business results, cash flows, fair value of net assets, business prospects and future earnings. Outdated information or inaccurate internal scoring could result in poor credit decisions. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. Changes to the Bank’s model inputs could occur due to changes in market participants’ valuation practices.

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

The Bank invests in MBS and is subject to risks regarding credit deterioration, due diligence and monitoring of the MBS, particularly concerning the private label portion of the portfolio. The higher than expected level of credit risk of the private label MBS portfolio increases the cash flow uncertainty of these investments. The Bank is also subject to the risk that MBS servicers may fail to perform their obligations to service mortgage loans as collateral for MBS. These risks have adversely impacted the Bank's results of operations and capital position.

The Bank invests in MBS, including agency and private label MBS. The private label category of these investments carries a significant amount of risk, relative to other investments within the Bank's portfolio, while also providing for the largest yields in the Bank’s investment portfolio. The private label MBS portfolio accounted for 2.9% of the Bank's total assets at December 31, 2013 and 18.5% of the Bank's total interest income for 2013. The Bank holds investments in private label MBS which, at the time of purchase, were in senior tranches with the highest long-term debt rating. However, most of those securities have subsequently been downgraded, in some cases below investment grade. This portfolio continues to run off and credit-related OTTI losses in 2013 were minimal. See the “Credit and Counterparty Risk - Other-Than-Temporary Impairment” discussion in Risk Management in Item 7. Management's Discussion and Analysis and Note 7 - OTTI to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for discussion regarding OTTI analysis and conclusions. The Bank stopped purchasing private label MBS in 2007; it has recently focused efforts on purchasing Agency MBS and other non-mortgage investments that still support the Bank’s mission.

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

MBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Bank's MBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Bank's credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Bank's financial condition or results of operations. Credit deterioration due to renewed strains in the residential housing market is reflected in increases in delinquencies, foreclosures and loss severities in underlying loan collateral as well as in the deterioration of some MBS investment securities. Prior strains have added to the vulnerability of MBS servicers, which may cause failure by some to perform their obligations to service mortgage loans as collateral for MBS. These risks could result in losses significantly higher than currently anticipated.

In the last several years, the largest national mortgage servicers became subject to investigations and settlements regarding whether their foreclosure practices met applicable state law requirements. Additionally, courts reviewing various foreclosure proceedings by servicers and trustees for private label MBS have, in some cases, challenged the validity of the trustees' or servicers' actions and their rights in the underlying mortgage loans. To the extent that servicers or trustees for private label MBS owned by the Bank are determined by a court or applicable agency to have failed to meet the applicable legal standards for obtaining necessary rights in the underlying mortgages or failed to meet the applicable legal foreclosure requirements regarding the underlying mortgage loans involved in foreclosure proceedings, the Bank would be subject to increased risk of loss in regard to such underlying mortgage loans. The Bank is also exposed to the risk that a bank used by the servicer could be seized by the FDIC, which may result in additional complications regarding the Bank collecting payments on its securities.

The MPF Program has different risks than those related to the Bank's traditional advance business, which could adversely impact the Bank's profitability.

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 4.6% of the Bank's total assets as of December 31, 2013 and approximately 23.8% of the Bank's total interest income in 2013. In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. The Finance Agency made a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing of their home mortgage. Other agencies have also implemented programs over the last few years aimed at preventing foreclosure, including HAMP and the Principal Reduction Alternative. The Bank offers a loan modification program for its MPF Program loans. To date, the Bank has not experienced any significant impact on its portfolio levels from the HARP program, the Bank's MPF loan modification program or the existing foreclosure prevention programs. However, program execution and related changes, as well as any new programs at either the federal or state level, may change that experience.

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

As a part of the MPF Program, mortgage loans with an LTV ratio of 80% or greater are required to have Primary Mortgage Insurance (PMI) to provide a limited amount of credit protection to the Bank. PMI companies experienced significant credit deterioration due to the mortgage crisis. As a result, the allowance for loan losses was revised to reflect reduced projected claim payments. If PMI companies are unable to pay claims at the contractual rate, additional loan losses could occur.

For some MPF Plus product Master Commitments, Supplemental Mortgage Insurance (SMI) coverage was typically available for PFIs to purchase in the past. Due to a lack of insurers writing new SMI policies, the MPF Plus product is not currently being offered to members and the Bank has not purchased loans under MPF Plus commitments since July 2006. For any legacy MPF Plus SMI exposure, the Bank required the affected PFIs to secure the SMI exposure.

If FHLBank of Chicago changes or ceases to operate the MPF Program, this could have a negative impact on the Bank's mortgage purchase business, and, consequently, a related decrease in the Bank's financial condition and results of operations. Additionally, if FHLBank of Chicago or its third party vendors experiences operational difficulties, such difficulties could have a negative impact on the Bank's financial condition and results of operations.

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

The U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate and conditions of consolidated obligations issued by the FHLBanks. The U.S. Treasury can, at any time, impose either limits or changes in the manner in which the FHLBanks may access the capital markets. For example, the U.S. Treasury could require the Bank to hold additional liquidity, which could adversely impact the type, amount and profitability of various advance products the Bank could make available to its members.

In 2013, as required by the Dodd-Frank Act, the Bank successfully began clearing certain derivative transactions through a third-party central clearinghouse. These swaps are subject to mandatory reporting, record-keeping and documentation requirements established by applicable regulators, and initial variation margin requirements established by the clearinghouse and its clearing members. Recently issued guidance from the Commodity Futures Trading Commission (CFTC) also addressed treatment of customer collateral for cleared swaps and additional protections for such collateral. The Dodd-Frank Act is also going to be changing the regulatory landscape for uncleared derivative trades. These trades will eventually be subject to similar new requirements as those for cleared trades, perhaps as early as 2014.

The Bank's ability to achieve its risk management objectives has not been materially impacted by the initial derivative clearing requirements and these requirements have not negatively impacted the Bank's cost of funds. However, the impact of future changes in regulation for uncleared derivatives trades is not known but could have a material impact on the Bank’s cost of funds, results of operations and financial condition.

The Administration and Congress are expected to continue deliberating GSE reform in 2014. The outcome of those deliberations and resulting legislation, if any, could have a material impact on the issuance of and costs associated with FHLBank debt. Additional discussion regarding 2014 ongoing GSE reform efforts is available in the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

The Bank faces credit risk on advances, mortgage loans, investment securities, derivatives, certificates of deposit, and other financial instruments. The Bank protects against credit risk on advances through credit underwriting standards and collateralization. In addition, under certain circumstances the Bank has the right to obtain additional or substitute collateral during the life of an advance to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for advances. The Bank is also allowed to make advances to nonmember housing associates and requires them to deliver adequate collateral.

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

In 2013, 24 FDIC-insured institutions failed. Though the number of failures in 2013 was lower than 2012, the number of financial institution failures, mergers and consolidations has been significant in recent years. If member institution failures and mergers or consolidations occur affecting the Bank's district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank's district. The resulting loss of business could negatively impact the Bank's financial condition and results of operations. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution's obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations and the operational cost of liquidating the collateral. The Bank did not experience any member failures in 2013.

The Bank has expanded its number of insurance company members. There are several unique risks the Bank may be exposed to regarding members in the insurance industry. Because insurance companies are domiciled and regulated at the state level, the liquidation process for a failed insurance company differs from what is typical for a depository institution. In its credit underwriting and collateral practices, the Bank takes steps to mitigate this risk, including limiting the types of eligible collateral and establishing over-collateralization levels to address risk of collateral volatility.

The Bank follows Board-established guidelines on unsecured extensions of credit which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. government and other FHLBanks. The Bank's primary unsecured credit exposure includes Federal funds and money market exposure as well as the unsecured portion of any derivative transaction. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency of a major counterparty or the inability of a major counterparty to meet its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank's financial condition and results of operations. Recently, more counterparties have been assigned a lower investment grade rating. Further deterioration could make these institutions ineligible to do business with the Bank, reducing the number of counterparties with which the Bank can conduct business activity. The European debt crisis has affected the credit quality of those counterparties and limited the global counterparties with whom the Bank does business.

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

If the number of high quality counterparties available for hedging transactions decreases, the Bank's ability to enter into hedging transactions may be constrained. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank's credit risk position and the advance products the Bank can offer to members. The European debt crisis has affected the credit quality of those counterparties and limited the global counterparties with whom the Bank does business. The Bank has limited its investment activity to overnight maturities only with European counterparties in AAA or AA-rated Eurozone countries; term investment exposure is limited to counterparties in the U.S., Canada and Australia. The Bank also requires all derivatives to be collateralized.

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

Declines in market conditions could also result in a violation of regulatory or statutory capital requirements and may impact the Bank's ability to redeem capital stock at par value. For example, this could occur if: (1) a member were to withdraw from membership (or seek to have its excess capital stock redeemed) at a time when the Bank is not in compliance with its minimum capital requirements or is deemed to be undercapitalized despite being in compliance with its minimum capital requirements; or (2) it is determined the Bank's capital stock is or is likely to be impaired as a result of losses in, or the depreciation of, assets which may not be recoverable in future periods. The Bank's primary business is making advances to its members, which in turn creates capital for the Bank. As members increase borrowings, the Bank's capital grows. As advance demand declines, so does the amount of capital required to support those balances. Ultimately, this capital would be returned to the member. Without new borrowing activity to offset the run-off of existing borrowings, capital levels could eventually decline. The Bank has the ability to increase the capital requirements on existing borrowings to boost capital levels; however, this may deter new borrowings and reduce the value of membership as the return on that investment may not be as profitable to the member as other investment opportunities.

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

The Finance Agency issued a final rule effective October 28, 2013 requiring the FHLBanks to conduct annual stress tests, which will be used to evaluate each FHLBank's capital adequacy under various economic conditions and financial conditions. Each FHLBank is required to provide an annual report on the results of the stress tests to the Finance Agency and Federal Reserve. The first reporting of stress test results is due April 30, 2014. See the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for additional details.

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

Bank management applies significant judgment in assigning fair value to all of its financial assets and liabilities. These fair values are reported in Note 20 - Estimated Fair Values to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The fair values assigned to financial assets and liabilities have a considerable impact on the Bank's market value of equity. If market values are inaccurate, decisions regarding management of the balance sheet may be negatively affected. Management monitors market conditions and takes what it deems to be appropriate action to preserve the value of equity and earnings. The ability to appropriately manage the market value of equity is dependent on reliable information regarding the market conditions in which the Bank is operating. For additional discussion regarding market value of equity and OTTI, see Risk Management in Item 7. Management's Discussion and Analysis and Note 7 - OTTI to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, in this Form 10-K.

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

Item 3: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court which is the Court of Common Pleas of Allegheny County, Pennsylvania (Court) for the recovery of the Bank’s losses relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 14.8% and 10.2% of the Bank’s capital stock as of December 31, 2013 and December 31, 2012 respectively.

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

In January 2014, the Bank settled its claims against certain defendants, J.P. Morgan and Fitch, Inc. See Note 22- Subsequent Events to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

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

PART II – OTHER INFORMATION

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. The Bank repurchased $2.0 billion of excess capital stock during 2013. Currently, the Bank's practice is to repurchase all excess capital stock on a monthly basis.

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the capital plan. Par value of each share of capital stock is $100. As of December 31, 2013, 297 members and one nonmember owned Bank capital stock. The nonmember institution was merged out of the district and its remaining capital stock supports an advance.

The total number of shares of capital stock outstanding as of December 31, 2013 was 29,621,824 of which members held 29,621,424 shares and one nonmember held 400 shares.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)	2013	2012
First quarter	$2.2	$0.9
Second quarter	$2.0	$0.8
Third quarter	$7.0	$0.7
Fourth quarter	$10.2	$3.4

See Note 17 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statement of Income data for 2013, 2012 and 2011, and the Condensed Statement of Condition data as of December 31, 2013 and 2012 are derived from the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Statement of Income data for 2010 and 2009 and the Condensed Statement of Condition data as of December 31, 2011 and 2010 are derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2011 Form 10-K. The Condensed Statement of Condition data as of December 31, 2009 is derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2010 Form 10-K.

Condensed Statement of Income

		Year Ended December 31,
(in millions, except per share data)	2013	2012	2011	2010	2009
Net interest income	$195.1	$209.8	$154.4	$233.3	$264.0
Provision (benefit) for credit losses	(1.8)	0.4	10.0	(2.4)	(2.6)
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(0.4)	(11.4)	(45.1)	(158.4)	(228.5)
Net gains (losses) on derivatives and hedging activities	30.2	10.7	(5.7)	(4.7)	12.0
Net realized gains (losses) from sale of available-for-sale (AFS) securities	—	—	7.3	8.3	(2.2)
Net realized gains from sale of held-to-maturity (HTM) securities	—	—	—	—	1.8
Net gains (losses) on extinguishment of debt	9.6	—	—	(12.3)	—
Other income, net	8.1	7.8	10.5	11.0	12.5
Total other noninterest income (loss)	47.5	7.1	(33.0)	(156.1)	(204.4)
Other expense	80.0	72.3	65.0	68.3	99.6
Income (loss) before assessments	164.4	144.2	46.4	11.3	(37.4)
Assessments (2)	16.6	14.5	8.4	3.0	—
Net income (loss)	$147.8	$129.7	$38.0	$8.3	$(37.4)
Earnings (loss) per share (3)	$5.40	$4.28	$1.05	$0.21	$(0.93)

Dividends (4)	$21.4	$5.8	$—	$—	$—
Dividend payout ratio	14.49%	4.30%	—%	—%	—%
Return on average equity	4.32%	3.75%	0.98%	0.21%	(0.98)%
Return on average assets	0.24%	0.23%	0.07%	0.01%	(0.05)%
Net interest margin (5)	0.32%	0.37%	0.30%	0.39%	0.35%
Regulatory capital ratio (6)	5.16%	5.89%	7.44%	8.28%	6.76%
Total capital ratio (at period-end) (7)	5.22%	5.31%	6.47%	7.79%	5.69%
Total average equity to average assets	5.60%	6.02%	7.53%	6.00%	5.03%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Includes REFCORP assessments through second quarter 2011. On August 5, 2011, the FHLBanks fully satisfied the REFCORP obligation; as a result, the Bank did not record any REFCORP assessments after the second quarter of 2011. Also includes AHP assessments for all periods presented.
(3) Calculated based on net income (loss).
(4) The Bank temporarily suspended dividend payments effective December 2008 and resumed paying dividends in 2012.
(5) Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end. Through 2010, off-balance sheet credit reserves were included in this calculation.
(7) Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) (AOCI), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	December 31,
(in millions)	2013	2012	2011	2010	2009
Cash and due from banks	$3,121.3	$1,350.6	$634.3	$143.4	$1,418.8
Investments(1)	13,875.2	19,057.2	16,639.5	18,751.7	17,173.5
Advances	50,247.5	40,497.8	30,604.8	29,708.4	41,177.3
Mortgage loans held for portfolio, net(2)	3,224.1	3,532.5	3,883.1	4,483.0	5,162.8
Prepaid REFCORP assessment	—	—	—	37.6	39.6
Total assets	70,670.9	64,616.3	51,994.3	53,386.7	65,290.9
Consolidated obligations, net:
Discount notes	28,236.3	24,148.5	10,921.5	13,082.1	10,208.9
Bonds	37,698.3	35,135.6	35,613.0	34,129.3	49,103.9
Total consolidated obligations, net(3)	65,934.6	59,284.1	46,534.5	47,211.4	59,312.8
Deposits	694.4	999.9	1,099.7	1,167.0	1,284.3
Mandatorily redeemable capital stock	—	431.6	45.7	34.2	8.3
AHP payable	36.3	24.5	13.6	13.6	24.5
Capital stock - putable	2,962.2	2,816.0	3,389.9	3,986.9	4,018.0
Unrestricted retained earnings	625.6	528.8	430.8	397.3	389.0
Restricted retained earnings (4)	60.1	30.5	4.5	—	—
AOCI	44.3	53.7	(162.3)	(223.3)	(693.9)
Total capital	3,692.2	3,429.0	3,662.9	4,160.9	3,713.1
Notes:
(1) Includes trading, AFS and HTM investment securities, securities purchased under agreements to resell, Federal funds sold, and interest-bearing deposits.
(2) Net of allowance for loan losses of $11.4 million, $14.2 million, $14.3 million, $3.2 million, and $2.7 million, at December 31, 2013 through 2009, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $766.8 billion, $687.9 billion, $691.9 billion, $796.4 billion and $930.6 billion, at December 31, 2013 through 2009, respectively.
(4) Prior to 2011, all retained earnings were unrestricted.

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

Executive Summary

Overview. The economy continued to show signs of slow growth during 2013. Overall, economic data reflected strengthening conditions in the underlying economy; however, some impediments to growth persisted from the labor market and businesses reacted cautiously due to their concerns surrounding the political debate over the U.S. government’s funding and the U.S. Treasury debt limits.

The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During 2013, net income rose to $147.8 million, compared with $129.7 million in 2012 while the Bank’s average advance portfolio increased approximately 18% from 2012. In February, April, and July 2013, the Bank declared a quarterly dividend of 32, 29, and 100 basis points on an annualized basis, respectively, and increased this dividend to 150 basis points in October. In July 2013, the Bank repurchased all remaining excess capital stock and began monthly excess capital stock repurchases in August.

Interest Rate Environment. During 2013, the Federal Open Market Committee (FOMC) announced that it will continue to link future monetary policy tightening to threshold levels on unemployment and inflation and in 2014 began tapering its monthly purchases of Agency mortgage-backed securities and longer-term U.S. Treasuries. The market’s reaction resulted in only a slight rise in mid-to-long term interest rates and a significant rally in equity markets. The increases in interest rates impacted the Bank's risk measures (i.e., duration of equity, earned dividend spread (EDS), and market value of equity to par value of capital stock (MV/CS)) which is discussed further in the "Risk Management" section of this Form 10-K.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on short-term investments will be limited in light of the Federal Reserve announcement regarding the Federal funds rate noted below. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 11 basis points during 2013. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital which are invested in short-term assets will continue to be low. The Federal Reserve has announced that it has decided to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015.

The following table presents key market interest rates.

	2013		2012		2011
	Average	Ending	Average	Ending	Average	Ending
Average overnight Federal funds effective rate	0.11%	0.07%	0.14%	0.09%	0.10%	0.04%
3-month LIBOR	0.27%	0.25%	0.43%	0.31%	0.34%	0.58%
2-year U.S. Treasury	0.30%	0.38%	0.27%	0.25%	0.44%	0.24%
5-year U.S. Treasury	1.16%	1.74%	0.76%	0.72%	1.51%	0.83%
10-year U.S. Treasury	2.34%	3.03%	1.79%	1.76%	2.76%	1.88%
15-year mortgage current coupon (1)	2.21%	2.68%	1.65%	1.71%	2.83%	2.05%
30-year mortgage current coupon (1)	3.07%	3.63%	2.54%	2.22%	3.74%	2.92%

	2013 by Quarter - Average
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Average overnight Federal funds effective rate	0.08%	0.09%	0.12%	0.14%
3-month LIBOR	0.24%	0.26%	0.28%	0.29%
2-year U.S. Treasury	0.32%	0.36%	0.26%	0.26%
5-year U.S. Treasury	1.43%	1.49%	0.90%	0.81%
10-year U.S. Treasury	2.73%	2.69%	1.97%	1.93%
15-year mortgage current coupon (1)	2.49%	2.62%	1.86%	1.84%
30-year mortgage current coupon (1)	3.41%	3.52%	2.77%	2.57%
Notes:
(1)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the fourth quarter of 2013, the yield curve remained steep with average short-term U.S. Treasury rates decreasing slightly and the average 10-year Treasury rate increasing. As of December 31, 2013, the spread between average 2-year and 10-year U.S. Treasuries rates increased eight basis points compared to the prior quarter and remained relatively wide at 241 basis points. In the fourth quarter of 2013, amid subdued credit concerns globally, average 3-month LIBOR declined two basis points compared to the prior quarter, while 3-month U.S. Treasury bills increased 5 basis points.

Mortgage application and refinancing activities decreased during the fourth quarter of 2013 and for all of 2013 as compared to the prior year. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust its prepayment estimates in its models to better reflect actual borrower activity in this extended period of historically low rates. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin.

The Finance Agency, along with Fannie Mae and Freddie Mac, continue to support the HARP in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. The Finance Agency has directed Fannie Mae and Freddie Mac to extend HARP through December 31, 2015. Other federal agencies have implemented other programs in recent years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). In addition, for borrowers meeting certain criteria, the Bank offers a loan modification program for its Mortgage Partnership Finance® (MPF®) Program. The Bank does not expect the HARP changes, the Bank's MPF loan modification program, or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes, as well as any additional new programs at the local, state, or federal level, including new principal reduction programs or local or state use of eminent domain power, may alter this perspective.

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

Housing Trends. During the fourth quarter of 2013, the recovery in the housing market was tepid. While the housing market started out strong in early 2013, when it became apparent that the Federal Reserve was intent on tapering its monthly securities purchases by year-end, mortgage rates rose in the middle of the key spring home buying season. Higher mortgage rates coupled with higher home prices led to a slowdown in the sales of new and existing homes. However, mortgage rates have declined and employment conditions have improved toward year-end 2013. As a result, home builders and the real estate community appear to be generally positive going into 2014.

Results of Operations. For 2013, the Bank recorded net income of $147.8 million, up $18.1 million from $129.7 million in 2012. This improvement was driven primarily by higher net gains on derivatives and hedging activities, lower net OTTI credit losses and net gains on the early extinguishment of debt, partially offset by lower net interest income and higher other expenses. Net interest income for 2013 declined to $195.1 million, a decrease of $14.7 million compared to $209.8 million in 2012. This decrease was primarily due to lower prepayment fees on advances.

During the fourth quarter 2013, the Bank recorded net income of $43.7 million, a decrease of $8.0 million from $51.7 million in the fourth quarter 2012. This decline was driven primarily due to lower net interest income, higher other expense and higher net losses on trading securities, partially offset by higher net gains on derivatives and hedging activities. Net interest income for the fourth quarter 2013 was $60.1 million compared to $67.7 million for fourth quarter 2012 primarily due to a decrease in advance prepayment fees in the fourth quarter of 2013.

The net interest margin for 2013 was 32 basis points compared to 37 basis points in 2012. The decrease of five basis points was primarily due to lower prepayment fees in 2013. In addition, as private label MBS, which are generally higher-coupon assets, pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky Agency and GSE MBS.

Financial Condition. Advances. Advances totaled $50.2 billion at December 31, 2013, compared to $40.5 billion at December 31, 2012. Demand for advances has increased primarily due to the increased liquidity needs of several large members. As the size of the advance portfolio increased during 2013, the average life of an advance has increased modestly as well. At December 31, 2013, approximately 55% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 49% at December 31, 2012.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At December 31, 2013, the Bank held $13.9 billion of total investment securities, including trading, AFS and HTM investment securities as well as interest-bearing deposits, and Federal funds sold. By comparison, at December 31, 2012, these investments totaled $19.1 billion. The decrease of $5.2 billion was primarily driven by declines in Federal funds sold and securities purchased under agreements to resell, as the Bank’s liquidity needs declined in 2013. In terms of the Bank’s private label MBS portfolio, the Bank has experienced overall improvement in the fair value of these investments since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS portfolio continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. Through the end of 2013, the FHLBanks maintained sufficient access to funding. However, there was significant volatility during the fourth quarter due to political debates in the early part of the quarter and the Fed’s announced plans to taper asset purchases in the latter part of the quarter, resulting in a bond market sell-off and curve steepening. These developments, combined with overall spread compression, resulted in continued deterioration of swapped funding costs during the fourth quarter of 2013.

On a weighted average basis, when compared to 3-month LIBOR, FHLBank weighted average quarterly swapped bond funding costs increased by almost 6 basis points from third quarter to fourth quarter 2013. During the fourth quarter, the FHLBank System relied on negotiated bullets and floaters for 65% of its bond funding needs. As the curve steepened and rates increased, these were generally shorter maturity length issues. During the fourth quarter of 2013, consolidated obligations outstanding increased by about 6% due to an increase in discount notes, while consolidated bonds outstanding fell slightly. For all of 2013, consolidated obligations outstanding increased by about 11% driven mainly by increases in discount notes outstanding. Year-over-year, consolidated bonds outstanding were generally flat. Bond redemptions fell slightly in the fourth quarter of 2013 to approximately $77 billion as call volume remained muted at $11 billion. Bond maturities, on the other hand, were fairly average at almost $65 billion for the quarter.

The Bank's consolidated obligations totaled $65.9 billion at December 2013, an increase of $6.6 billion from December 31, 2012. This increase in consolidated obligations was due to a $4.0 billion increase in discount notes, as well as a $2.6 billion increase in bonds. The increase in discount notes was primarily due to increased advance activity. At December 31, 2013, bonds represented 57% of the Bank's consolidated obligations, compared with 59% at December 31, 2012. Discount notes represented 43% of the Bank's consolidated obligations at December 31, 2013 compared with 41% at year-end 2012.

Capital Position and Regulatory Requirements. Total retained earnings at December 31, 2013 were $685.7 million, up from $559.3 million at year-end 2012 reflecting the Bank's net income for 2013 partially offset by dividends paid. AOCI related to the non-credit portion of OTTI securities improved to $77.6 million at December 31, 2013 compared to $19.0 million at December 31, 2012 and was primarily due to price appreciation on the private label MBS portfolio classified as AFS. This improvement was more than offset by net unrealized losses on Agency securities in the AFS portfolio which had an unrealized loss of $32.5 million at December 31, 2013 and an unrealized gain of $35.4 million at December 31, 2012. The change in 2013 in AOCI related to the Agency AFS portfolio and was primarily due to price declines on these investments as a result of increases in market interest rates.

In the Finance Agency's most recent determination, as of September 30, 2013, the Bank was deemed "adequately capitalized." As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2013. The Bank exceeded its risk-based, total and leverage capital requirements at December 31, 2013, as presented in the Capital Resources section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank measures capital adequacy with the key risk indicator MV/CS. See the “Risk Governance” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional details regarding this risk metric.

2014 Outlook

The Bank anticipates that advances will continue to fluctuate in 2014 as its members' demand for advances is influenced by various factors including the level of economic activity and demand in their lending areas and their overall liquidity and regulatory environment. The Bank may see growth in advances from its insurance company member segment.

As noted previously, the Bank is focused on making advances and other mission-related assets. The Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances.  The Finance Agency's rules on strategic business plan requirements for the FHLBanks and prudential standards require the FHLBanks develop plans for maximizing activities that enhance their housing finance mission and manage asset and investment growth in a manner compatible with mission goals. The Bank has incorporated mission-activity measures into the Bank’s strategic planning process, which facilitates regular engagement with its Board and the Finance Agency. The Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of our membership and the communities throughout the nation.

Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $147.8 million for 2013, compared to $129.7 million for 2012. This increase was driven primarily by higher net gains on derivatives and hedging activities, lower OTTI credit losses and net gains on the early extinguishment of debt, partially offset by lower net interest income and higher other expenses. Net gains on derivatives and hedging activities were $30.2 million for 2013 compared to $10.7 million for 2012, an increase of $19.5 million. OTTI credit losses on the private label MBS portfolio were $0.4 million for 2013, an improvement of $11.0 million compared to $11.4 million for 2012. Results for 2013 included net gains of $9.6 million from early extinguishment of debt. Partially offsetting these improvements, net interest income declined to $195.1 million in 2013 compared to $209.8 million for 2012, a decrease of $14.7 million. This decrease was primarily due to lower prepayment fees on advances. Additionally, total other expense was $80.0 million for 2013, an increase of $7.7 million from $72.3 million for 2012, primarily related to a voluntary contribution to the Bank’s pension plan in the fourth quarter. The Bank’s return on average equity for the 2013 was 4.32% compared to 3.75% for the comparable prior year period.

2012 vs. 2011. The Bank recorded net income of $129.7 million in 2012 and $38.0 million in 2011. This improvement in results was driven primarily by higher net interest income, lower net OTTI credit losses on the Bank’s private label MBS portfolio and net gains on derivative and hedging activities, partially offset by higher other expenses in 2012. The Bank’s return on average equity for 2012 was 3.75%, compared to 0.98% for 2011.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2013, 2012 and 2011.
Average Balances and Interest Yields/Rates Paid

	2013			2012			2011
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$5,815.3	$5.2	0.09	$5,388.0	$7.6	0.14	$4,458.7	$3.8	0.09
Interest-bearing deposits(2)	458.5	0.5	0.10	487.0	0.7	0.14	432.9	0.4	0.10
Investment securities(3)	11,493.2	219.1	1.91	13,902.4	261.5	1.88	15,076.8	316.2	2.10
Advances(4)	39,353.1	230.0	0.58	33,488.1	292.5	0.87	27,104.6	254.9	0.94
Mortgage loans held for portfolio(5)	3,400.1	141.7	4.17	3,670.8	168.1	4.58	4,158.5	201.0	4.83
Total interest-earning assets	60,520.2	596.5	0.99	56,936.3	730.4	1.28	51,231.5	776.3	1.51
Allowance for credit losses	(15.1)			(16.9)			(11.7)
Other assets(6)	651.1			596.8			564.7
Total assets	$61,156.2			$57,516.2			$51,784.5
Liabilities and capital:
Deposits (2)	$813.8	$0.3	0.04	$1,092.0	$0.5	0.05	$1,180.3	$0.4	0.04
Consolidated obligation discount notes	18,733.5	18.5	0.10	16,356.3	18.1	0.11	10,849.3	11.1	0.10
Consolidated obligation bonds(7)	36,999.8	381.3	1.03	35,072.0	501.3	1.43	34,347.9	610.4	1.78
Other borrowings	198.9	1.3	0.67	244.5	0.7	0.26	41.2	—	0.09
Total interest-bearing liabilities	56,746.0	401.4	0.71	52,764.8	520.6	0.98	46,418.7	621.9	1.34
Other liabilities	983.3			1,288.9			1,464.5
Total capital	3,426.9			3,462.5			3,901.3
Total liabilities and capital	$61,156.2			$57,516.2			$51,784.5
Net interest spread			0.28			0.30			0.17
Impact of noninterest-bearing funds			0.04			0.07			0.13
Net interest income/net interest margin		$195.1	0.32		$209.8	0.37		$154.4	0.30
Average interest-bearing assets to interest-bearing liabilities	106.7%			107.9%			110.4%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.7 billion, $1.1 billion and $1.2 billion in 2013, 2012 and 2011, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for this presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $53.1 million, $307.1 million and $302.7 million in 2013, 2012 and 2011, respectively.

Net interest income decreased $14.7 million in 2013 compared to 2012. This decline was due to a $29.5 million decrease in prepayment fees on advances. Excluding prepayment fees, net interest income increased, as lower interest expense on consolidated obligations more than offset lower interest income on advances, investments and mortgage loans held for portfolio. The rate paid on interest-bearing liabilities declined 27 basis points due to lower funding costs on bonds. Interest-earning assets increased 6.3% with higher demand for advances being partially offset by lower purchases of investments. While advance volume increased, demand was generally in low yield products which resulted in a decline in interest income in the comparison. Interest income on investments declined due to lower volume while interest income on mortgage loans declined due to both lower volume and the run-off of higher yielding assets that have been replaced with lower yielding assets. The impact of noninterest-bearing funds has decreased 3 basis points due to lower average capital resulting from additional repurchases of excess capital stock in 2013.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2013, 2012 and 2011.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2013 Compared to 2012			2012 Compared to 2011
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.5	$(2.9)	$(2.4)	$0.9	$2.9	$3.8
Interest-bearing deposits	—	(0.2)	(0.2)	0.1	0.2	0.3
Investment securities	(45.9)	3.5	(42.4)	(23.5)	(31.2)	(54.7)
Advances	45.4	(107.9)	(62.5)	56.7	(19.1)	37.6
Mortgage loans held for portfolio	(11.9)	(14.5)	(26.4)	(22.7)	(10.2)	(32.9)
Total interest-earning assets	$(11.9)	$(122.0)	$(133.9)	$11.5	$(57.4)	$(45.9)

Interest-bearing deposits	$(0.1)	$(0.1)	$(0.2)	$—	$0.1	$0.1
Consolidated obligation discount notes	2.5	(2.1)	0.4	6.0	1.0	7.0
Consolidated obligation bonds	26.3	(146.3)	(120.0)	12.6	(121.7)	(109.1)
Other borrowings	(0.2)	0.8	0.6	0.5	0.2	0.7
Total interest-bearing liabilities	$28.5	$(147.7)	$(119.2)	$19.1	$(120.4)	$(101.3)
Total increase (decrease) in net interest income	$(40.4)	$25.7	$(14.7)	$(7.6)	$63.0	$55.4

Due primarily to rate declines, interest income and interest expense decreased in 2013 compared to 2012. The decline in interest income was driven by rate and volume declines, while the interest expense decline was rate driven, partially offset by volume increases. The decline in interest income was from the investment portfolio, advances portfolio and mortgage loans held for portfolio. The decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds.

Average investment balances decreased year-over-year. The decline was driven by lower certificates of deposit, U.S. Treasury bill and MBS balances, partially offset by increases in Agency notes. Agency MBS balances decreased as the run-off of the existing portfolio exceeded purchases of new investments. The Bank has not purchased any private label MBS since late 2007, purchasing only Agency and GSE MBS since 2008, including approximately $0.9 billion in 2013. The rate increase was primarily related to the reduced levels of lower-yielding certificates of deposit and U.S. Treasury bills in the portfolio.

The following table presents the average par balances, during each of the years, of the Bank's advance portfolio. These balances do not reflect any hedge accounting adjustments.

(in millions)				Change 2013 vs. 2012	Change 2012 vs. 2011
Product	2013	2012	2011	%	%
Repo/Mid-Term Repo	$12,687.7	$10,873.3	$7,872.3	16.7	38.1
Core (Term)	23,627.7	18,204.1	13,091.4	29.8	39.1
Convertible Select	2,351.7	3,232.9	4,839.1	(27.3)	(33.2)
Total par value	$38,667.1	$32,310.3	$25,802.8	19.7	25.2

While there was an increase in advance volume, interest income decreased in 2013 from 2012 due to a decrease in the yield. Demand for advances (par) increased in 2012 and continued throughout 2013. Members' liquidity needs contributed to the increase in advance balances. The yield on this portfolio declined in 2013 from 2012 due to lower prepayment fees on advances in 2013; the 2013 portfolio was comprised of more short-term and variable rate advances with relatively lower yields.

The average mortgage loans held for portfolio balance declined year-over-year due to the continued run-off of the existing portfolio, which more than offset purchases of new loans. Interest income decreased due to the lower average portfolio balances and a lower yield on the remaining portfolio. The yield decrease was primarily due to new lower yielding mortgage loans replacing the run-off of higher yielding loans.

The average consolidated obligations portfolio balance increased in 2013 from 2012 as average bond and discount note balances both increased. However, interest expense on bonds declined due to a decrease in rates paid, which more than offset the volume increase. The rate decrease was primarily due to longer term debt that was called or matured and then replaced with lower cost bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

Market conditions continued to impact the cost of the Bank's consolidated obligations. Short-term funding levels relative to LIBOR are at more customary levels as European concerns have faded. Long-term funding levels have gradually improved from increased investor demand as a result of the Federal Reserve's continued quantitative easing. Funding levels remained relatively stable into 2013 until late in the second quarter when spreads to LIBOR widened, along with other fixed income securities, due to uncertainty surrounding future Federal Reserve bond purchases. These wider spreads persisted in the second half of 2013.

2012 vs. 2011. Interest income and interest expense each decreased in 2012 compared to 2011, driven by rate decreases that were partially offset by volume increases. Total interest income declined due to lower rates and volume on the investment portfolio and mortgage loans held for portfolio, partially offset by an increase in volume on the advances portfolio. Total interest expense decreased primarily from a decrease in rates paid for consolidated obligation bonds.

As noted above, advance demand increased in 2012 due to attractive advance rates and members’ liquidity needs. Average investment balances declined in 2012. The decline was driven by lower certificates of deposit balances, partially offset by increases in agency notes and agency MBS balances. The rate decrease was primarily related to the MBS portfolio as lower-yielding agency MBS have replaced the run-off of higher-yielding private label MBS.

Consolidated obligation balances increased in 2012 commensurate with the increase in interest-earning assets.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2013, 2012 and 2011. Derivative and hedging activities are discussed below.

2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$39,353.1	$230.0	0.58	$494.5	1.26	$(264.5)	(0.68)
Mortgage loans held for portfolio	3,400.1	141.7	4.17	145.5	4.28	(3.8)	(0.11)
All other interest-earning assets	17,767.0	224.8	1.27	228.0	1.28	(3.2)	(0.01)
Total interest-earning assets	$60,520.2	$596.5	0.99	$868.0	1.44	$(271.5)	(0.45)
Liabilities:
Consolidated obligation bonds	$36,999.8	$381.3	1.03	$631.2	1.71	$(249.9)	(0.68)
All other interest-bearing liabilities	19,746.2	20.1	0.10	20.1	0.10	—	—
Total interest-bearing liabilities	$56,746.0	$401.4	0.71	$651.3	1.15	$(249.9)	(0.44)
Net interest income/net interest spread		$195.1	0.28	$216.7	0.29	$(21.6)	(0.01)

2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$33,488.1	$292.5	0.87	$695.3	2.08	$(402.8)	(1.21)
Mortgage loans held for portfolio	3,670.8	168.1	4.58	171.8	4.68	(3.7)	(0.10)
All other interest-earning assets	19,777.4	269.8	1.36	269.8	1.36	—	—
Total interest-earning assets	$56,936.3	$730.4	1.28	$1,136.9	2.00	$(406.5)	(0.72)
Liabilities:
Consolidated obligation bonds	$35,072.0	$501.3	1.43	$712.6	2.03	$(211.3)	(0.60)
All other interest-bearing liabilities	17,692.8	19.3	0.11	19.3	0.11	—	—
Total interest-bearing liabilities	$52,764.8	$520.6	0.98	$731.9	1.39	$(211.3)	(0.41)
Net interest income/net interest spread		$209.8	0.30	$405.0	0.61	$(195.2)	(0.31)

2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$27,104.6	$254.9	0.94	$799.1	2.95	$(544.2)	(2.01)
Mortgage loans held for portfolio	4,158.5	201.0	4.83	204.0	4.91	(3.0)	(0.08)
All other interest-earning assets	19,968.4	320.4	1.60	320.4	1.60	—	—
Total interest-earning assets	$51,231.5	$776.3	1.51	$1,323.5	2.58	$(547.2)	(1.07)
Liabilities:
Consolidated obligation bonds	$34,347.9	$610.4	1.78	$854.8	2.49	$(244.4)	(0.71)
All other interest-bearing liabilities	12,070.8	11.5	0.10	11.5	0.10	—	—
Total interest-bearing liabilities	$46,418.7	$621.9	1.34	$866.3	1.87	$(244.4)	(0.53)
Net interest income/net interest spread		$154.4	0.17	$457.2	0.71	$(302.8)	(0.54)
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The impact of derivatives reduced net interest income in 2013, 2012, and 2011. Net interest income for 2012 and 2011 was reduced more significantly by the use of derivatives than in 2013. The impact of derivatives had a minimal impact on the net interest spread for 2013, but net interest spread was significantly reduced in 2012 and 2011. While the average balance of advances increased in 2013 compared to 2012, a lower percentage of advances were hedged with derivatives, as they were more short-term and variable rate.

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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans for 2013 was $(1.9) million compared to $0.4 million in 2012. The 2013 net benefit was primarily due to the MPF Plus portion of the portfolio which had a benefit of $(2.4) million partially offset by the MPF Original portion of the portfolio which had a provision of $0.4 million during 2013. The benefit on MPF Plus is primarily due to lower estimated losses given default as a result of the improved housing market and an increase in the estimated life of the portfolio due to rising interest rates. The provision on MPF Original is due to the growth of the first loss account (FLA) during 2013 in accordance with the credit structure terms of the product.

2012 vs. 2011. The provision for credit losses on mortgage loans held for portfolio and BOB loans decreased from $10.0 million in 2011 to $0.4 million in 2012. The 2012 provision was primarily due to an increase in projected recaptured CE fees related to a projected extension of the portfolio’s weighted average life. The weighted average life was extended through reduced prepayment speeds based on actual historical experience. Offsetting this benefit was a reduction in the amount of expected losses that will be eligible to be recovered from CE due to contractual limits and the increase in the first loss account

(FLA). In addition, the MPF Plus portfolio continues to run-off so the overall dollar exposure is lower and delinquent loans are being resolved.

Other Noninterest Income (Loss)

(in millions)	2013	2012	2011
Total OTTI losses	$—	$(2.2)	$(3.2)
OTTI losses reclassified (from) AOCI	(0.4)	(9.2)	(41.9)
Net OTTI losses, credit portion	(0.4)	(11.4)	(45.1)
Net gains (losses) on trading securities	(4.6)	0.4	(0.1)
Net realized gains from sale of AFS securities	—	—	7.3
Net gains (losses) on derivatives and hedging activities	30.2	10.7	(5.7)
Net gains on extinguishment of debt	9.6	—	—
Other, net	12.7	7.4	10.6
Total other noninterest income (loss)	$47.5	$7.1	$(33.0)

The Bank's higher total other noninterest income for 2013 compared to 2012 reflected net gains on the early extinguishment of debt, lower net OTTI credit losses, and higher net gains on derivatives and hedging activities. During the third quarter of 2013, the Bank had two repurchases of swapped callable bonds totaling $758 million, resulting in a net gain of $9.6 million. See additional discussion of OTTI charges in “Credit and Counterparty Risk - Investments” in the Risk Management section of this Item 7. The activity related to derivatives and hedging activities is discussed in more detail below.

2012 vs. 2011. The Bank’s higher total other noninterest income for 2012 compared to 2011 reflected lower net OTTI credit losses and gains on derivatives and hedging activities in 2012, partially offset by a non-recurring gain on the sale of an AFS security in 2011.

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

The following table details the net effect of derivatives and hedging activities for 2013, 2012 and 2011.

	2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(9.4)	$—	$(3.8)	$32.1	$18.9
Net interest settlements included in net interest income(2)	(255.1)	(3.2)	—	217.8	(40.5)
Total net interest income (loss)	$(264.5)	$(3.2)	$(3.8)	$249.9	$(21.6)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$3.1	$1.4	$—	$1.2	$5.7
Gains (losses) on derivatives not receiving hedge accounting	—	25.9	18.6	(20.0)	24.5
Total net gains (losses) on derivatives and hedging activities	$3.1	$27.3	$18.6	$(18.8)	$30.2
Total net effect of derivatives and hedging activities	$(261.4)	$24.1	$14.8	$231.1	$8.6

	2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(31.4)	$—	$(3.7)	$30.8	$(4.3)
Net interest settlements included in net interest income (2)	(371.4)	—	—	180.5	(190.9)
Total net interest income (loss)	$(402.8)	$—	$(3.7)	$211.3	$(195.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.2	$—	$—	$4.6	$5.8
Gains (losses) on derivatives not receiving hedge accounting	0.7	(4.5)	5.9	2.8	4.9
Total net gains (losses) on derivatives and hedging activities	$1.9	$(4.5)	$5.9	$7.4	$10.7
Total net effect of derivatives and hedging activities	$(400.9)	$(4.5)	$2.2	$218.7	$(184.5)

	2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(57.9)	$—	$(3.0)	$31.4	$(29.5)
Net interest settlements included in net interest income (2)	(486.3)	—	—	213.0	(273.3)
Total net interest income	$(544.2)	$—	$(3.0)	$244.4	$(302.8)
Net gains (losses) on derivatives and hedging activities:
(Losses) on fair value hedges	$(2.5)	$—	$—	$(0.5)	$(3.0)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(5.4)	2.6	0.3	(2.9)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	$(2.9)	$(5.2)	$2.6	$(0.2)	$(5.7)
Total net effect of derivatives and hedging activities	$(547.1)	$(5.2)	$(0.4)	$244.2	$(308.5)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During 2013, total ineffectiveness related to these fair value hedges resulted in net gains of $5.7 million compared to net gains of $5.8 million during 2012. During the same period, the total notional amount decreased to $25.4 billion at December 31, 2013 from $25.7 billion at December 31, 2012. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the “Net gains (losses) on derivatives and hedging activities” line item. For economic hedges, the Bank recorded net gains of $24.5 million in 2013 and net gains of $4.9 million for 2012. The total notional amount of economic hedges was $11.8 billion at December 31, 2013 and $5.5 billion at December 31, 2012.

2012 vs. 2011. Fair Value Hedges. In 2012 and 2011, total ineffectiveness related to fair value hedges resulted in net gains (losses) of $5.8 million and $(3.0) million, respectively. During the same period, the total notional amount decreased to $25.7 billion in 2012 from $27.4 billion in 2011.

2012 vs. 2011. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded a net gain of $4.9 million in 2012 and a net loss of $(2.9) million in 2011. The total notional amount of economic hedges was $5.5 billion and $3.7 billion at December 31, 2012 and 2011, respectively.

Other Expense

(in millions)	2013	2012	2011
Compensation and benefits	$44.7	$36.8	$35.8
Occupancy	2.7	2.6	2.4
Other	24.9	25.0	20.6
Benefit for derivative counterparty credit loss	—	—	(1.9)
Finance Agency	4.0	4.6	5.1
Office of Finance	3.7	3.3	3.0
Total other expenses	$80.0	$72.3	$65.0

The Bank's higher total other expenses for 2013 compared to 2012 reflected higher compensation and benefits primarily related to a $7.0 million voluntary contribution to the Bank’s pension plan in the fourth quarter of 2013. The calculation of the discount rate used to determine the funding target of the Bank’s pension plan was changed by the Moving Ahead for Progress in the 21st Century Act (MAP-21) legislation. MAP-21 resulted in a temporary higher discount rate, which increased the Bank’s funded status significantly and resulted in no required minimum contribution during 2013 other than the administrative expenses of the pension plan. However, based upon the expected impact of MAP-21 in future years, a lower discount rate may be required in the future which would result in a lower funded status. Based on this, the Bank determined it was economically prudent to make this voluntary contribution to the Defined Benefit Plan during 2013.

2012 vs 2011. Total other expenses increased $7.3 million, to $72.3 million, for 2012 compared to 2011. In addition to the impact of a nonrecurring gain in 2011 from the sale of the Lehman receivable as described in Note 21 - Commitments and Contingencies to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K and lower pension fund contributions in 2012, the increase in 2012 expenses also reflected higher legal expenses related to the Bank's ongoing lawsuits against the issuers of certain private label MBS, higher professional fees for consulting services, and higher incentive compensation expense based on higher net income.

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

AHP and REFCORP Assessments

(in millions)	2013	2012	2011
AHP	$16.6	$14.5	$4.7
REFCORP	—	—	3.7
Total assessments	$16.6	$14.5	$8.4

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

The AHP, mandated by statute, is the largest and primary public policy program of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its net earnings to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2013, 2012, and 2011.

	2013	2012	2011
Funding rounds	1	1	1
Eligible applications	132	59	67
Grants	$13.6 million	$4.9 million	$3.0 million
Projects	42	23	14
Project development costs	$207.9 million	$112.2 million	$39.1 million
Units of affordable housing	1,430	571	243

The CLP offers advances at low-cost (i.e., the Bank’s cost of funds), providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2013, the CLP loan balance totaled $484.6 million, compared to $511.2 million at December 31, 2012, reflecting a decrease of $26.6 million, or 5.2%.

The First Front Door Program (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. The FFD program recommenced in June 2013 with a new allocation of $2.0 million. In addition, repayments from prior periods were added to the amount available. Commitments totaled $2.1 million with $1.0 million in grants being disbursed by December 31, 2013. The remaining commitments are expected to be disbursed in 2014.

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

Assets

Total assets were $70.7 billion at December 31, 2013, compared to $64.6 billion at December 31, 2012, an increase of $6.1 billion. This was primarily due to increases of $9.7 billion in advances, partially offset by a decrease in short-term liquidity balances. Short term liquidity balances which include Federal funds sold, securities purchased under agreements to resell and cash, declined approximately $2.5 million. The following provides additional details regarding the primary components of the Statement of Condition.

As previously noted, the Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. The Finance Agency continues to engage in dialog with the FHLBanks regarding their housing finance mission and levels of mission-related assets.

Advances. Advances (par) totaled $49.7 billion at December 31, 2013 compared to $39.7 billion at December 31, 2012. This 25% increase reflected a higher demand for both short-term and Core (Term) products, partially offset by a decline in the returnable and convertible products. The increase was primarily driven by increases in fixed- and floating-rate term advance borrowings by members seeking to enhance liquidity position. At December 31, 2013, the Bank had advances to 181 borrowing members, compared to 178 borrowing members at December 31, 2012. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 77.4% of total advances as of December 31, 2013 compared to 79.9% at December 31, 2012.

The following table provides information (at par excluding discounts, deferred prepayment fees, and hedging adjustments as reflected in the Statement of Condition) on advances by different product type at December 31, 2013 and December 31, 2012.

	December 31,	December 31,
in millions	2013	2012
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$7,435.0	$1,005.0
Core (Term)	10,520.7	7,020.5
Returnables	—	400.0
Total adjustable/variable-rate indexed	$17,955.7	$8,425.5
Fixed rate:
Repo/Mid-Term Repo	$17,415.1	$15,712.3
Core (Term)	6,839.2	6,665.8
Returnables	5,000.0	6,000.0
Total fixed rate	$29,254.3	$28,378.1
Convertible	$2,255.0	$2,575.5
Amortizing/mortgage-matched:
Core (Term)	$249.0	$291.7
Total par balance	$49,714.0	$39,670.8

The Bank had no putable advances at December 31, 2013 or 2012.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during 2013 and 2012.

	December 31,	December 31,
Member Asset Size	2013	2012
Less than $100 million	24	26
Between $100 million and $500 million	117	111
Between $500 million and $1 billion	50	47
Between $1 billion and $5 billion	27	28
Greater than $5 billion	18	14
Total borrowing members during the year	236	226
Total membership	297	294
Percentage of members borrowing during the period	79.5%	76.9%
Total borrowing members with outstanding loan balances at period-end	181	178
Percentage of members borrowing at period-end	60.9%	60.5%

During 2013, the Bank has experienced a net increase of three members. The Bank added eight new members and lost five members. Of the five, one member relocated out of the Bank's district and four members were merged with other institutions within the Bank's district.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2013.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.2 billion at December 31, 2013 compared to $3.5 billion at December 31, 2012. This decline was primarily driven by the continued net runoff of the existing portfolio. The Bank’s focus is on purchasing MPF loans directly originated by community and regional member banks in its district rather than large national originators.

The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status. In addition, the Bank records cash payments received as a reduction of principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by the recording of interest income. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to government guarantees or insurance. The Bank has a loan modification program for PFIs under the MPF Program. The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged to be troubled debt restructurings (TDRs), since some form of concession has been made by the Bank. Since 2011, the Bank considers only BOB loans that are deferred or delinquent to be nonperforming assets.

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank’s mortgage loans was $2.5 million, $2.9 million, $4.0 million, $3.9 million and $3.1 million, for years 2013 through 2009, respectively. Foregone interest for the Bank’s BOB loans was immaterial. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2013	2012	2011	2010	2009
Advances(1)	$50,247.5	$40,497.8	$30,604.8	$29,708.4	$41,177.3
Mortgage loans held for portfolio, net(2)	3,224.1	3,532.5	3,883.1	4,483.0	5,162.8
Nonaccrual mortgage loans(3)	57.8	72.5	86.1	80.9	71.2
Mortgage loans 90 days or more delinquent and still accruing interest(4)	8.3	7.2	8.5	10.4	16.5
BOB loans, net (5)	11.4	12.8	14.0	14.1	11.8
Nonaccrual BOB loans (5)	0.5	0.6	1.1	19.9	21.3
Notes:

(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses. Includes TDRs of $12.0 million, $10.2 and $4.1 million at December 31, 2013, 2012 and 2011, respectively.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.
(5) Effective January 1, 2011 only deferred and delinquent BOB loans were considered nonaccrual. Prior to that time, all BOB loans were considered nonaccrual.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2011. As of December 31, 2013, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 4.2% of the MPF Plus portfolio compared with 0.8% and 3.9%, respectively, at December 31, 2012. The actual amount of MPF Plus seriously delinquent loans has decreased from December 31, 2012 to December 31, 2013, but due to the run-off of the MPF Plus portfolio, the percentages have increased.

Allowance for Credit Losses (ACL).  The ACL is evaluated quarterly by management to identify the probable losses inherent within the portfolio and to determine the likelihood of collectability.

The Bank has not incurred any losses on advances since its inception. Due to the collateral held as security and the repayment history for advances, management believes that an ACL for advances is unnecessary. This assessment also includes letters of credit, which have the same collateral requirements as advances. See additional discussion regarding collateral policies and standards on the advances portfolio in the “Advance Products” discussion in Item 1. Business in this Form 10-K.

The Bank purchases government-guaranteed and/or -insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an ACL. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the note based on current information and events. The Bank considers modified mortgage loans and Chapter 7 bankruptcies to be TDRs and impaired. As a result, these TDRs are individually assessed for impairment. The Bank collectively evaluates the remaining mortgage loan portfolio for impairment.

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2009 through 2013.

(in millions)	2013	2012	2011	2010	2009
Balance, beginning of year	$14.2	$14.3	$3.2	$2.7	$4.3
Charge-offs	(1.0)	(0.5)	(0.5)	(0.1)	—
Provision (benefit) for credit losses	(1.8)	0.4	11.6	0.6	(1.6)
Balance, end of year	$11.4	$14.2	$14.3	$3.2	$2.7
As a % of mortgage loans held for portfolio	0.4%	0.4%	0.4%	0.1%	0.1%

The ACL on mortgage loans is based on the losses inherent in the Bank’s mortgage loan portfolio after taking into consideration the CE structure of the MPF Program. Probability of default and loss given default are based on the actual 12 month historical performance of the Bank’s mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral including a factor that reduces estimated proceeds from PMI given the credit deterioration experienced by those PMI companies. The resulting estimated loss is reduced by the CE structure of the MPF Program, discussed below. This determination of probability of default and loss given default has been followed since the first quarter of 2011. During 2010 and 2009, probability of default and loss given default were based on national statistics, adjusted for actual results.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the FLA. Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2013.

	MPF CE structure December 31, 2013		ACL December 31, 2013
(in millions)	FLA	Available CE	Estimate of Credit Loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.7	$133.9	$2.3	$(1.7)	$0.6
MPF Plus	22.8	42.7	23.2	(12.5)	10.8
Total	$25.5	$176.6	$25.5	$(14.2)	$11.4

	MPF CE structure December 31, 2012		ACL December 31, 2012
(in millions)	FLA	Available CE	Estimate of Credit Loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.6	$109.4	$4.1	$(2.9)	$1.2
MPF Plus	27.4	46.2	27.8	(14.8)	13.0
Total	$30.0	$155.6	$31.9	$(17.7)	$14.2

The ACL on mortgage loans decreased $2.8 million to $11.4 million from $14.2 million during 2013. The ACL associated with MPF Original decreased $0.6 million due to charging off delinquent loans that had become real estate owned (REO). This was offset by an increase in the reserve due to the growth of the FLA. Performance of MPF Original remains strong, as noted by the serious delinquency statistics above. The ACL associated with MPF Plus decreased $2.2 million primarily as the result of lower estimated losses given default due to the improved housing market, and an increase in the estimated life of the MPF Plus portfolio as a result of rising interest rates, which increases the CE available to offset losses. Total reserves on both MPF Programs were reduced by the structure and level of credit enhancements available, totaling $14.2 million as of December 31, 2013.

The ACL for BOB is based on probability of default and loss given default. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Beginning January 1, 2011, probability of default is based on the actual performance of the BOB loan portfolio. Prior to that time, probability of default was based on NRSRO statistics for speculative grade corporate debt securities and trends in GDP. The following table presents the ACL on the BOB loans for the years 2009 through 2013.

(in millions)	2013	2012	2011	2010	2009
Balance, beginning of year	$2.5	$3.3	$5.8	$9.5	$9.7
Charge-offs	(0.2)	(0.8)	(0.9)	(0.7)	(0.4)
Provision (benefit) for credit losses	(0.1)	—	(1.6)	(3.0)	0.2
Balance, end of year	$2.2	$2.5	$3.3	$5.8	$9.5
As a % of BOB loans	16.2%	16.2%	18.6%	29.3%	44.6%

Based on the nature of the BOB program, to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 1.3% and 6.0% during 2013 and 2012, respectively.

Real Estate Owned. When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA.

Losses are deducted from the FLA, if it has not been fully used. At December 31, 2013 and 2012, the Bank held $8.8 million and $10.8 million, respectively, of REO.

Cash and Due From Banks.  At December 31, 2013, cash and due from banks totaled $3.1 billion compared to $1.4 billion at December 31, 2012. Institutions which normally would purchase the Bank’s excess liquidity did not have a need for the cash and, as a result, the Bank’s cash position was higher at December 31, 2013 compared to December 31, 2012.

Investments. At December 31, 2013, the sum of the Bank’s interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold decreased approximately $4.2 billion from December 31, 2012, to $2.9 billion. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements.

Investment securities, including trading, AFS, and HTM securities, totaled $11.0 billion at December 31, 2013 compared to $12.0 billion at December 31, 2012. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2013	2012	2011
Trading securities:
TLGP investments (1)	$—	$—	$250.1
U.S. Treasury bills	—	350.0	730.0
Mutual funds	4.6	3.6	4.2
GSE and Tennessee Valley Authority (TVA) obligations	234.6	—	—
Total trading securities	$239.2	$353.6	$984.3
AFS securities:
Mutual funds	$2.0	$2.0	$2.0
Other U.S. obligations	—	21.0	—
GSE and TVA obligations	2,096.2	1,169.3	900.6
State or local agency obligations	14.0	11.1	—
MBS:
Other U.S. obligations residential MBS	385.3	310.7	—
GSE MBS	3,122.2	2,992.8	1,807.1
Private label residential MBS	1,123.6	1,410.5	1,631.3
Private label HELOCs	14.4	14.8	15.1
Total AFS securities	$6,757.7	$5,932.2	$4,356.1
HTM securities:
Certificates of deposit	$—	$400.0	$2,000.0
GSE securities	16.2	24.8	38.5
State or local agency obligations	242.9	254.8	278.7
MBS:
Other U.S. obligations residential MBS	1,435.5	1,922.6	2,411.1
GSE MBS	1,417.9	1,842.2	2,462.7
Private label residential MBS	873.3	1,208.5	1,624.2
Private label HELOCs	9.7	12.1	17.6
Total HTM securities	$3,995.5	$5,665.0	$8,832.8
Total investment securities	$10,992.4	$11,950.8	$14,173.2
Note:
(1) Temporary Loan Guaranty Program

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2013. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mutual funds	$4.6	$—	$—	$—	$4.6
GSE and TVA obligations	—	—	146.5	88.1	234.6
Total trading securities	$4.6	$—	$146.5	$88.1	$239.2
Yield on trading securities	n/a	n/a	2.65%	3.33%	2.85%
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
GSE and TVA obligations	200.1	1,223.4	520.3	152.4	2,096.2
State or local agency obligations	—	—	1.0	13.0	14.0
MBS:
Other U.S. obligations residential MBS	—	—	—	385.3	385.3
GSE MBS	—	347.7	499.6	2,274.9	3,122.2
Private label residential MBS	—	—	—	1,123.6	1,123.6
Private label HELOCs	—	—	—	14.4	14.4
Total AFS securities	$202.1	$1,571.1	$1,020.9	$3,963.6	$6,757.7
Yield on AFS Securities	0.23%	0.94%	2.45%	2.80%	2.26%
HTM securities:
GSE securities	$—	$16.2	$—	$—	$16.2
State or local agency obligations	—	—	40.0	202.9	242.9
MBS:
Other U.S. obligations residential MBS	—	—	326.3	1,109.2	1,435.5
GSE MBS	—	119.9	747.9	550.1	1,417.9
Private label residential MBS	—	36.7	—	836.6	873.3
Private label HELOCs	—	—	—	9.7	9.7
Total HTM securities	$—	$172.8	$1,114.2	$2,708.5	$3,995.5
Yield on HTM securities	n/a	3.83%	2.54%	1.76%	2.06%
Total investment securities	$206.7	$1,743.9	$2,281.6	$6,760.2	$10,992.4
Yield on investment securities	0.23%	1.23%	2.51%	2.40%	2.20%
Interest-bearing deposits	7.8	—	—	—	7.8
Federal funds sold	2,875.0	—	—	—	2,875.0
Total investments	$3,089.5	$1,743.9	$2,281.6	$6,760.2	$13,875.2

As of December 31, 2013, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$3,026.8	$3,060.0
Fannie Mae	2,521.4	2,537.8
Ginnie Mae	1,494.5	1,502.2
Federal Farm Credit Banks	1,272.2	1,272.2
Total	$8,314.9	$8,372.2

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Liabilities and Capital

Time Deposits. At December 31, 2013 and 2012, the Bank had no time deposits.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2013	2012	2011	2013	2012	2011
Outstanding at the end of the period	$28,242.2	$24,154.3	$10,922.0	$6,859.7	$6,950.0	$8,662.5
Wtd. average rate at end of the period	0.09%	0.12%	0.03%	0.13%	0.17%	0.17%
Daily average outstanding for the period	$18,737.3	$16,359.9	$10,850.7	$6,128.7	$6,938.2	$3,471.9
Weighted average rate for the period	0.10%	0.11%	0.10%	0.16%	0.18%	0.27%
Highest outstanding at any month-end	$28,242.2	$24,154.3	$13,255.0	$8,274.0	$7,912.5	$8,662.5

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2013.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$37,694.7	$12,797.4	10,874.6	$6,870.8	$7,151.9
Discount notes	28,242.2	28,242.2	—	—	—
Operating leases:
Premises	22.6	1.9	3.8	3.7	13.2
Equipment	0.3	0.1	0.2	—	—
Pension and post-retirement contributions	8.7	2.6	1.0	1.0	4.1
Total	$65,968.5	41,044.2	$10,879.6	$6,875.5	$7,169.2
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2013, the Bank was obligated to fund approximately $411.2 million in additional advances, $12.3 million of mortgage loans and $14.7 billion in outstanding standby letters of credit, and to issue $782.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes five risk elements that comprise the Bank’s total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generated a retained earnings target of $533 million as of December 31, 2013; the target is projected to decline to $408 million by 2018, based on runoff of the private label MBS portfolio as well as the Bank’s ongoing risk management actions. The Bank’s retained earnings at December 31, 2013 exceeded the target. The framework also assists management in its overall analysis of the level of future excess stock repurchases and dividends.

Retained earnings increased $126.4 million, to $685.7 million, at December 31, 2013 compared to $559.3 million at December 31, 2012. The increase in retained earnings during 2013 reflected net income partially offset by $21.4 million of dividends paid. Total retained earnings at December 31, 2013 included unrestricted retained earnings of $625.6 million and RRE of $60.1 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2013 and 2012.

	2013
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter (2)	First Quarter
Interest income	$151.0	$144.4	$148.0	$153.1
Interest expense	90.9	96.9	105.9	107.7
Net interest income before provision (benefit) for credit losses	60.1	47.5	42.1	45.4
Provision (benefit) for credit losses	0.2	(0.7)	(1.2)	(0.1)
Net interest income after provision (benefit) for credit losses	59.9	48.2	43.3	45.5
Other income (loss):
Net OTTI losses, credit portion	—	—	—	(0.4)
Net gains on derivatives and hedging activities	16.1	5.4	7.1	1.6
Net gains on extinguishment of debt	—	9.6	—	—
All other income (loss)	(1.1)	2.8	3.9	2.5
Total other income	15.0	17.8	11.0	3.7
Other expense	26.3	17.7	18.6	17.4
Income before assessments	48.6	48.3	35.7	31.8
Assessments	4.9	4.8	3.7	3.2
Net income	$43.7	$43.5	$32.0	$28.6
Earnings per share (1)	$1.64	$1.61	$1.14	$1.03

	2012
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$183.1	$176.7	$185.1	$185.5
Interest expense	115.4	126.7	135.2	143.3
Net interest income before provision (benefit) for credit losses	67.7	50.0	49.9	42.2
Provision (benefit) for credit losses	0.4	(0.1)	—	0.1
Net interest income after provision (benefit) for credit losses	67.3	50.1	49.9	42.1
Other income (loss):
Net OTTI losses, credit portion	(0.4)	(0.2)	(3.6)	(7.2)
Net gains (losses) on derivatives and hedging activities	8.1	3.5	(4.9)	4.0
All other income	2.1	1.1	1.8	2.8
Total other income (loss)	9.8	4.4	(6.7)	(0.4)
Other expense	19.6	17.8	17.4	17.5
Income before assessments	57.5	36.7	25.8	24.2
Assessments	5.8	3.7	2.6	2.4
Net income	$51.7	$33.0	$23.2	$21.8
Earnings per share (1)	$1.83	$1.08	$0.76	$0.69
Note:
(1) The sum of the quarterly amounts for each year does not equal the year’s amount because the quarterly calculations are based on a changing number of average shares.

(2) Income before assessments for the second quarter of 2013 included an increase of $3.7 million related to net gains (losses) on derivatives and hedging activities in connection with corrections of derivative valuations which should have been recorded in the year-ended December 31, 2012 and the three months ended March 31, 2013 reporting periods. Management has evaluated this adjustment in accordance with the guidance in ASC 250 (Accounting Changes and Error Corrections) and has concluded the correction is not material to any prior period or to the estimated 2013 full year income, and correction of prior period's financial statements is not required.

Capital Resources

The following should be read in conjunction with Note 17 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Liquidity and Funding. Please refer to the “Liquidity and Funding Risk” section of Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details.

Capital Plan.  Under Finance Agency implementation of the GLB Act, the Bank maintains a Capital Plan. The Capital Plan generally sets the calculation of the annual Membership Asset Value (MAV) stock purchase requirement based on the member’s prior December 31 call report data. This calculation is generally not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. Agency securities; U.S. Agency MBS; non-Agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. The MAV percentage is currently 0.35%. The percentages for each of the specific capital stock requirements are:

	Current	Minimum	Maximum
Member Loans	4.0%	3.0%	6.0%
Acquired Member Assets (i.e. MPF)	4.0%	0.0%	6.0%
Letters of Credit	1.6%	0.0%	3.0%

In light of the growth in retained earnings over the last several years, in February 2014, the Board approved a reduction in the capital stock purchase requirement on letters of credit from 1.60% to 0.75%. This change is effective March 18, 2014 and applies to both letters of credit outstanding as of the effective date and those issued after the effective date.

On February 28, 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank, including a set-aside for RRE. The JCEA was amended by the FHLBanks effective August 5, 2011, and the Bank implemented a conforming change to the Capital Plan effective September 5, 2011.

Excess Capital Stock and Dividends. In July 2013, the Bank repurchased all remaining excess capital stock and began monthly excess capital stock repurchases in August. At December 31, 2013 and 2012, excess capital stock held by the Bank’s stockholders totaled $27.5 million and $623.8 million, respectively.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The Bank did not pay a dividend in 2011. Dividends paid in 2013 and 2012 were as follows in the table below. Note that the dividend in each period was calculated on stockholders' average balances for the previous quarter.

	Annual Yield
	2013	2012
February	0.32%	0.10%
April	0.29%	0.10%
July	1.00%	0.10%
October	1.50%	0.43%

On February 21, 2014, the Bank paid a dividend equal to an annual yield of 2.50%.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	December 31,
(in millions)	2013	2012	2011
Permanent capital:
Capital stock (1)	$2,962.2	$3,247.6	$3,435.5
Retained earnings	685.7	559.3	435.3
Total permanent capital	$3,647.9	$3,806.9	$3,870.9

RBC requirement:
Credit risk capital	$580.2	$678.6	$678.2
Market risk capital	229.5	113.6	138.8
Operations risk capital	242.9	237.7	245.1
Total RBC requirement	$1,052.6	$1,029.9	$1,062.1
Excess permanent capital over RBC requirement	$2,595.3	$2,777.0	$2,808.8
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement changed modestly year-over-year in the periods presented above. Total permanent capital has decreased due to the impact of the repurchases of excess capital stock which more than offset increases in retained earnings. As a result, the excess permanent capital over the RBC requirement has declined modestly from 2011 to 2013. The Bank continues to maintain excess permanent capital over the RBC requirement.

On December 19, 2013, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2013.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. The credit risk capital requirement declined in 2013 primarily due to run-off of the private label MBS portfolio. The relatively unchanged credit risk capital requirement amount in 2012 was due to modest reductions in the requirement for the private label MBS portfolio being offset by higher requirements in other components. These higher requirements were equally attributable to the growth in assets and higher credit risk capital requirement for the mortgage loans held for portfolio.

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

The increase in the market risk component in 2013 from 2012 was primarily a result of a higher interest rate environment. The decline in the market risk component in 2012 from 2011 was primarily a result of the lower rate environment and additional scenarios included in the simulation.

Operations Risk Capital.  The Bank’s operations risk capital requirement as prescribed by Finance Agency regulation is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at December 31, 2013.

	December 31,	December 31,
(dollars in millions)	2013	2012
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,826.8	$2,584.7
Regulatory capital	3,647.9	3,806.9
Total assets	70,670.9	64,616.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.2%	5.9%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,533.5	$3,230.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,471.9	5,710.2
Leverage ratio (leverage capital as a percentage of total assets)	7.7%	8.8%

The declines in the ratios from December 31, 2012 to December 31, 2013 were due to the repurchases of excess capital stock as well as an increase in total assets.

The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2013		December 31, 2012
Commercial banks	179	$2,540.0	182	$1,702.5
Thrifts	78	284.1	77	991.9
Insurance companies	7	88.9	7	77.3
Credit unions	33	49.2	28	44.3
Total member institutions / total GAAP capital stock	297	$2,962.2	294	$2,816.0
Mandatorily redeemable capital stock		—		431.6
Total capital stock		$2,962.2		$3,247.6

Critical Accounting Policies

The Bank’s financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in the Notes to Financial Statements in Item 8. of this Form 10-K describes the most significant accounting policies used by the Bank. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank’s reported results and financial position for the period or in future periods.

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as AFS and trading, and derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures, including the methods and significant assumptions used to estimate those fair values. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (December 31, 2013 in this instance). At times there may be little, if any, market activity for an asset at the measurement date; however, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The determination of fair value by the Bank for each asset or liability assumes that the transaction occurs in the principal market by market participants.

Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing approach for MBS or are based on valuation models that use one of the following:

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

The Bank’s methodology for estimating MBS fair values was developed by the FHLBanks’ MBS Pricing Governance Committee to achieve consistency across the FHLBank System. The methodology requires that the Bank request prices for all MBS from four third-party vendors and calculate a median price. All prices received from the vendors that fall within certain tolerance thresholds to the median price are deemed to be in a cluster and are averaged to calculate the default price of each MBS. Prices received that are outside of the cluster are evaluated to determine if any of those or a different price, is the best fair value estimate of the MBS. In certain limited instances (i.e., prices are all outside of the cluster or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant factors that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In using this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

The four pricing vendors use various proprietary models to price MBS. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank had a minimal number of price exceptions that required a challenge, and such challenges had an insignificant impact on fair value, as the Bank used the average cluster prices in almost all instances. The Bank conducted reviews of the four pricing vendors to understand the vendors’ pricing processes, methodologies and control procedures. To the extent available, the Bank also reviewed the vendors’ independent auditors’ reports regarding the internal controls over their valuation processes, and no information obtained caused the Bank to modify its process or invalidate its results. As an additional step, the Bank reviewed the final fair value estimates of certain private label MBS as of December 31, 2013 for inconsistencies using an implied yield test, which resulted in no adjustments to fair value.

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

Accounting for Derivatives. The Bank uses derivative instruments as part of its risk management activities to protect the value of certain assets, liabilities and future cash flows against adverse interest rate movements. The accounting for derivatives is considered critical because such transactions are subject to complex accounting rules and because derivative and hedge accounting related valuations are based on techniques that involve the use of highly subjective assumptions. The Bank believes market participants are using an Overnight Index Swap (OIS) discount curve to value derivative instruments based on the terms of the collateral agreements.

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

The Bank is subject to credit risk in derivative transactions due to potential nonperformance by the derivative counterparties. The Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements, which include negotiated terms that are favorable to the Bank. For example, the Bank requires counterparties to enter into a Credit Support Annex that specifies when collateral must be posted against exposure over an unsecured threshold amount. The Credit Support Annex also governs netting and security rights of the parties concerning pledged collateral and requires that collateral (cash and securities) be pledged and delivered at specified levels based on individual credit ratings as reported by the credit rating agencies. The Credit Support Annexes predominantly allow re-hypothecation of collateral. In certain instances, the Bank utilizes a third party custodian to hold the collateral. Due to the credit risk mitigation provided by the derivative counterparty agreements, the Bank has determined that the impact of credit risk on the fair value of its derivatives is insignificant and no adjustments are necessary. The Bank began to use a centralized clearinghouse to trade qualifying derivatives beginning in June 2013, which provides the Bank with additional credit protection from its counterparties.

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

During each quarter of 2013, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

Guarantees and Consolidated Obligations. The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Agency. The Finance Agency at its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. For example, if the assets of an FHLBank are insufficient to satisfy all of its direct obligations on its outstanding consolidated obligations, the Finance Agency could allocate the outstanding liability among the other FHLBanks on a pro-rata or other basis. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks because the Bank considers the joint and several liability a related party guarantee that meets the scope exception under guarantor accounting. On the Statement of Condition, the Bank records a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations. Also, see Proposed and Recently Issued Accounting Standards.

Accounting for Premiums/Discounts, Prepayment Fees and Basis Adjustments on Advances, Mortgage Loans, MBS and Consolidated Obligations. Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees and at times receives advance prepayment fees that are deemed to be a minor modification. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these items to interest income using the contractual method. This produces a constant effective yield over the contractual life, which represents the stated maturity. Under the contractual method to maturity, the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. Premiums and discounts on MBS that are determined to be OTTI are not accounted for in accordance with this policy, but with the Bank’s accounting for other-than-temporarily impaired investments above. Basis adjustments are accreted or amortized over the remaining lives of the advances or debt using the contractual method. Examples of events that may cause basis adjustments include the termination of a fair value hedging relationship and prepayment fees associated with a minor modification of an advance.

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

Proposed and Recently Issued Accounting Standards. The Financial Accounting Standards Board (FASB) has been working on various changes related to the accounting for financial instruments and derivatives and hedging activities and issued proposed Accounting Standards Updates (ASUs) related to credit losses and classification and measurement of financial instruments. These proposed ASUs and other facets of the FASB's overall financial instruments project may have a material impact on the Bank's reporting of its financial condition and results of operations. The Bank will continue to monitor the FASB's progress on these matters.

The Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), as amended by AB 2013-02. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements will be effective for the Bank beginning January 1, 2014, and the charge-off requirements will be effective for the Bank beginning January 1, 2015. AB 2012-02 will not have a material impact on the Bank’s Statements of Income, Comprehensive Income, and Condition.

The FASB issued an ASU addressing accounting for joint and several obligations. The ASU requires the Bank to record the amount of its direct obligation for joint and several liabilities of the FHLBank System and any additional amount the Bank expects to pay on behalf of another FHLBank(s). This ASU will not impact the Bank’s Statements of Income, Comprehensive Income, or Condition. This ASU will be effective for the Bank beginning January 1, 2014.

See Note 2 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2013 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance and community lending mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Developments

Proposed Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac (together, the Enterprises) and the FHLBanks (together with the Enterprises, the “regulated entities”). In addition, the proposed rule would make certain amendments or additions, including provisions to:

•
revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopt an enterprise wide risk management program and have a chief risk officer with certain enumerated responsibilities;

•
require each entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and who regularly reports to the board of directors (or a board committee);

•	require each regulated entity’s Board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and governance issues that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures, and practices and may limit or prohibit indemnification payments in furtherance of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

Final Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On December 23, 2013, the Finance Agency published a final Advisory Bulletin, effective immediately, which sets forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The guidance asserts that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from differences in each state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The standards include consideration of, among other things:

•	an FHLBank’s control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether the FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral;

•
the FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Final Rule on Stress Testing Requirements. On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions (including baseline, adverse, and severely adverse scenarios) on its earnings, capital, and other factors, over a nine-quarter horizon based on its portfolio as of September 30 of the previous year. The Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress test. The final rule became effective October 28, 2013.

Final Rule on Removal of References to Credit Ratings. On November 8, 2013, the Finance Agency issued a final rule implementing Section 939A of the Dodd-Frank Act, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by NRSROs. The final rule amends Finance Agency regulations on investments, standby letters of credit, and liabilities. The final rule will require an FHLBank to make its own determination of credit quality with respect to investments, but does not prevent an FHLBank from using NRSRO ratings or other third party analytics in its credit determinations.

Joint Proposed Rule on Credit Risk Retention for Asset-backed Securities. On September 20, 2013, the Finance Agency with other U.S. federal regulators jointly issued a proposed rule requiring asset-backed securities (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages are those underwriting and product features that, based on historical data, are associated with low risk even in periods of a decline in housing prices and of high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding the Enterprises operating with capital support from the United States would be exempt from the risk-retention requirements. At this time, the impact of this rule, if adopted, is uncertain.

Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

Other Significant Developments

Regulation of Systemically Important Nonbank Financial Companies. In 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and subject that company to certain heightened prudential standards (common referred to as a systemically important financial institution or SIFI). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three-stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to U.S. financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities” and thus a “nonbank financial company.” The Bank would likely be deemed a nonbank financial company under these definitions, and as of December 31, 2013, the Bank met the total consolidated assets and total debt outstanding thresholds for the first stage of analysis established for designating SIFIs. Designation as a SIFI could adversely impact the Bank’s operations and business if additional Federal Reserve standards result in additional costs, liquidity or capital requirements, and/or restrictions on the Bank’s business activities.

Housing Finance and Housing GSE Reform. Congress continues to consider reforms for U.S. housing finance and the regulated entities, including the resolution of the Enterprises. Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the Bank if enacted.

While both proposals reflect the Finance Agency’s efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks would not be issued as consolidated obligations and would not be treated as joint and several obligations of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA, and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of the FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for the FHLBanks’ members.

Congress is expected to consider these and other changes to the U.S. housing finance system in the coming months. Any such proposal likely would have consequences for the FHLBank System and the Bank’s ability to provide readily accessible liquidity to members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the Bank are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Money Market Mutual Fund (MMF) Reform. In 2012, the Oversight Council proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that these reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The demand for FHLBank consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause the FHLBanks’ funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the Bank’s results of operations.

Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages. On January 10, 2013, the CFPB issued this final rule, effective January 10, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain loans, such as home equity lines of credit, timeshare plans, reverse mortgages and temporary loans. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender’s mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by the Enterprises or otherwise satisfy certain underwriting standards.

On May 6, 2013 the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards, starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final rule, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or under-served areas to treat first lien balloon mortgage loans as QM mortgages.

The QM liability safe harbor could incentivize lenders, including the Bank’s members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members’ mortgage loan lending and, in turn, reduce demand for advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the FRB and the Office of the Comptroller of the Currency (the OCC) adopted a final rule, and the FDIC (together with the FRB and the OCC, the Financial Regulators) adopted an interim final rule (amended September 10, 2013), establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The Bank is not required to meet Basel III requirements, but many members are subject to these new requirements. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some members to divest assets to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could create incentives for members to use term advances to create and maintain balance-sheet liquidity. Most members must comply with the final rule by January 1, 2015, although some larger members must comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Financial Regulators issued a proposed rule for a minimum liquidity coverage ratio (the LCR). This would apply to all internationally active banking organizations, bank holding companies, SIFIs designated for Federal Reserve supervision (that do not have substantial insurance activities), certain savings and loan holding companies, and depository institutions with $250 billion or more in total assets or $10 billion or more in on-balance sheet foreign exposure, and such organization’s consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) to satisfy the LCR; these HQLAs are further categorized into Levels 1, 2A or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank consolidated obligations would be Level 2A HQLAs. At this time, the impact of this rule (if adopted) on FHLBank consolidated obligations is uncertain.

National Credit Union Administration Final Rule on Access to Emergency Liquidity. On October 30, 2013, the National Credit Union Administration (NCUA) published a final rule requiring, among other things, that federally-insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely impact the Bank’s results of operations if it causes the Bank’s federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. The published rule is scheduled to be effective March 31, 2014.

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

The Bank believes that a strong and dynamic risk management process serves as a base for building member value in the cooperative. The Bank has a risk management infrastructure that addresses risk governance, appetite, measurement and assessment, and reporting, along with top and emerging risks, as follows:

•	the Bank’s policies and committee structures provide effective governance over the risk management process;

•	the Bank’s risk appetite is integrated with the strategic plan and reinforced through management initiatives;

•	all material risk exposures have been reviewed to establish a robust set of key indicators, many with associated limits and guidelines;

•	the Bank has a risk reporting system that provides for management and Board oversight of risk and a clear understanding of risks that the Bank faces; and

•	management and the Board are actively engaged in surveying and assessing top and emerging risks.

Top risks are existing, material risks the Bank faces; these are regularly reviewed and actively managed. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity.

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures which recognizes primary risk ownership and management by the Bank’s business units. The focus of the Board’s Finance Committee is balance sheet management and entails oversight of market events and risk activities over interest rate, pricing, liquidity, hedging, and funding risks. The Board’s Operational Risk Committee has responsibility for the oversight of operating risks including compliance, fraud and the Bank-wide risk assessment as well as risks related to information technology matters. The Audit Committee also oversees the adequacy of the Bank’s allowance for credit losses. The member-oriented Affordable Housing, Products & Services Committee has responsibility for member credit risk and collateral management. Risk issues that are significant for several committees are often covered with the full Board. Enterprise risks covered in the Bank’s comprehensive risk appetite report and updates on regulatory issues are routinely discussed with the full Board. Routinely, all Board members are provided training dealing with specific risk issues relevant to the Bank.

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

Further, Internal Audit provides an assessment of the internal control systems. Internal Audit activities are designed to provide reasonable assurance for the Board that: (1) resources are used efficiently and adequately protected; (2) significant managerial and operating information is materially accurate, reliable and timely; and (3) employees’ actions are in compliance with Bank policies, standards, procedures and applicable laws and regulations. Additionally, as a GSE, the Bank is subject to a comprehensive examination by the Finance Agency which executes its responsibilities via onsite examinations, periodic offsite evaluations, and through monitoring of the various compliance and activity reports provided by the Bank.

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

The MV/CS ratio increased from 115.1% at December 31, 2012, to 128.0% at December 31, 2013. Several factors contributed to the improvement of the ratio:

•	narrower private label MBS spreads (i.e., the incremental risk premium or the additional yield the market is expecting to be compensated for holding private label MBS versus less risky assets);
•principal paydowns on the private label MBS portfolio;
•narrower advance and MPF spreads;
•increased retained earnings; and

•
lower capital stock balance (which includes mandatorily redeemable capital stock) due to a reduction in the advances capital stock requirement effective September 2013, along with repurchases of excess capital stock of approximately $2.0 billion during 2013.

These factors were partially offset by the effect of higher long-term interest rates and member capital stock purchases associated with incremental advance borrowing.

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

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk. The Bank’s market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank’s housing mission and safe and sound operations across a wide range of rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

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

The Bank’s Market Risk Model. Significant resources are devoted to ensuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. Actual levels of mortgage loan refinancing have been significantly below comparable historical periods from which prepayment models were based. As a result, the Bank continues to upgrade the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior. During the fourth quarter of 2013, ALCO reviewed and approved a prepayment model upgrade that better aligned modeled prepayments with actual portfolio experience. The impact of the upgrade on certain key risk metrics was limited due to previous model changes and existing portfolio concentration.

The Bank regularly validates the models used to measure market risk. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is independent of the business unit measuring risk and conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to ALCO, which is responsible for reviewing and approving the approaches used in the valuation of such risks to ensure that they are well controlled and effective, and result in reasonable fair values.

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

Management developed an alternative risk profile to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. The alternate methodology removes the interest rate sensitivity of impaired private label MBS and more fully reflects the credit-intensive nature of the securities and resulting low correlation of price changes to interest rates in the current environment.

The following table presents the Bank's duration of equity exposure calculated in accordance with the alternate methodology and the actual duration of equity at December 31, 2013 and 2012. Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
December 31, 2013	0.4	0.9	1.2
December 31, 2012(1)	1.1	0.6	1.3

Actual duration of equity:
December 31, 2013	1.2	1.6	2.0
December 31, 2012	2.5	1.8	2.6

Duration of equity changes from prior year-end primarily reflect the net effect of additional fixed-rate funding, narrower mortgage asset spreads and the prepayment model upgrade noted above and were partially offset by higher long-term interest rates and lower capital stock levels. The overall low interest rate environment and model restrictions prevent rates from being shocked in a parallel manner which can distort the Base Case duration of equity measure. The Bank has incorporated smaller interest rate shocks when determining Base Case duration of equity to mitigate this effect. The impact of this methodology change contributed to the overall decline in the Base Case results. Runoff of the impaired private label MBS portfolio was an additional factor that reduced the actual duration of equity. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

The following table presents the Bank’s EDS level and volatility as of December 31, 2013 and 2012. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at December 31, 2013 and 2012.

Prior to the first quarter of 2013, in order to isolate the earnings movement related to interest rate changes, the Bank's EDS level and volatility was measured on an adjusted basis excluding future potential OTTI charges which were deemed to be material. Due to the diminished impact of such OTTI charges, the Bank reverted to using projected GAAP earnings for EDS evaluation during the first quarter of 2013. For comparative purposes, the December 31, 2012 results are shown on a GAAP basis.

	EDS Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
December 31, 2013	531	(29)	576	16	560	633	73	613	53
December 31, 2012(2)	346	13	357	24	333	443	110	547	214

Year 2 Return Volatility
December 31, 2013	554	1	563	10	553	580	27	578	25
December 31, 2012	472	13	479	20	459	483	24	539	80

Notes:
(1) Based on GAAP earnings.
(2) Comparable levels of EDS based on adjusted earnings (excluding future potential OTTI charges which were projected for Year 1 only) were 35 basis points higher for all scenarios.

Projected EDS in the forward rate scenario increased for both Year 1 and Year 2 mainly due to higher earnings from higher long-term interest rates, maturity of high yield debt, higher projected advance levels, lower OTTI projections and the prepayment model upgrade noted above. EDS volatility changes were mainly the result of floating rate reset risk changes, higher long-term interest rates, additional fixed rate funding, mark-to-market position changes and the prepayment model upgrade.

Earnings-at-Risk (EaR). The Bank employs an EaR framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate and volatility shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank also monitors the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

During the fourth quarter of 2013, the daily exposure limit of EaR as approved by the Board was increased from $2.2 million to $3.3 million, and the Bank's ALCO increased the operating guideline from $1.8 million to $2.7 million based on improved forecasted levels of income. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during 2013. At December 31, 2013, EaR measured $2.0 million.

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

The use of derivatives is integral to the Bank’s financial management strategy, and their impact is significant on the Bank’s financial statements. Management has a risk management framework that outlines the permitted uses of derivatives that adjusts the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank’s risk and earnings objectives. The Bank utilizes derivatives to hedge identifiable risks; none are used for speculative purposes.

The Bank uses derivatives as follows: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; or (2) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to hedge: (1) embedded options in assets and liabilities; (2) the market value of existing assets and liabilities and anticipated transactions; or (3) the duration risk of prepayable instruments. See Note 11 - Derivatives and Hedging Activities of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks as noted below. Historically the Bank has engaged in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges at December 31, 2013.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2013 (in billions)
Advances (2)
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$7.3
		Economic	3.2
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	1.0
Pay floating with embedded features, receive floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and offsets embedded option risk in the advance.	Fair Value	0.9
Subtotal - advances			$12.4

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$0.4
		Economic	0.8
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.1
Subtotal - investments			$2.3

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.2

Consolidated Obligation Bonds (3)
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$7.0
		Economic	2.7
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	8.8
		Economic	0.9
Subtotal - consolidated obligation bonds			$19.4

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$2.4

Statement of Condition
Pay-float, receive float basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset or liability’s variable rate to the same variable-rate index as the funding source or asset being funded.	Economic	$0.5

Stand-Alone Derivatives
Mortgage delivery commitments	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	N/A	$—

Total notional amount			$37.2
Note:
(1) The Fair Value category represents hedging strategies for which qualifying hedge accounting is achieved. The Economic category represents hedging strategies for which qualifying hedge accounting is not achieved.
(2) At December 31, 2013, the par value of advances outstanding was $49.7 billion.
(3) At December 31, 2013, the par value of consolidated bonds outstanding was $37.7 billion.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on the basis of a member’s total credit exposure to the Bank or TCE, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At December 31, 2013, TCE was $65.3 billion, comprised of $49.7 billion in advance principal outstanding, $14.8 billion in letters of credit, $0.4 billion in advance commitments, and $0.4 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

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

During 2013, there were 24 failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. For the period between January 1, 2014 and March 12, 2014, there were five additional failures of FDIC-insured institutions nationwide. One of those was a member of the Bank. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking on February 28, 2014. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume all of the deposits of the failed institution.

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

The following table presents the Bank’s top ten borrowers with respect to their TCE at December 31, 2013.

	December 31, 2013
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$17,719.0	27.1%
Chase Bank USA, N.A., DE	9,976.2	15.3
Santander Bank, N.A., DE (2)	9,822.9	15.0
TD Bank, National Association, DE	6,629.9	10.2
Ally Bank, UT (3)	6,572.2	10.1
Susquehanna Bank, PA	1,943.0	3.0
Fulton Bank, N.A., PA	940.6	1.4
Northwest Savings Bank, PA	721.8	1.1
Customers Bank, PA	709.0	1.1
First Commonwealth Bank, PA	655.5	1.0
	$55,690.1	85.3%
Other borrowers	9,565.2	14.7
Total TCE outstanding	$65,255.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Effective October 17, 2013, Sovereign Bank changed its name to Santander Bank, N.A., a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at December 31, 2013, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of December 31, 2013.

	December 31, 2013
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$11,435.1	23.0%
Chase Bank USA, N.A., DE	9,975.0	20.0
Santander Bank, N.A., DE (2)	8,965.0	18.0
Ally Bank, UT (3)	6,570.0	13.2
Susquehanna Bank, PA	1,526.5	3.1
Fulton Bank, N.A., PA	742.8	1.5
Northwest Savings Bank, PA	725.4	1.5
Customers Bank, PA	706.5	1.4
Wilmington Savings Fund Society FSB, DE	638.1	1.3
First Commonwealth Bank, PA	622.5	1.3
	$41,906.9	84.3%
Other borrowers	7,807.1	15.7
Total advances	$49,714.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Effective October 17, 2013, Sovereign Bank changed its name to Santander Bank, N.A., a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

In comparison to the December 31, 2013 period-end balances disclosed above, the average year-to-date balances for the ten largest borrowers totaled $32.4 billion, or 83.9% of total average advances outstanding. During 2013, the maximum outstanding balance to any one borrower was $13.2 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. Because of the Bank’s advance concentrations, the Bank has implemented more frequent collateral and credit review procedures for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of December 31, 2013 and December 31, 2012. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	December 31, 2013	December 31, 2012
Letters of credit:
Public unit deposit	$14,766.4	$7,489.8
Tax exempt bonds	15.4	84.0
Other	37.6	62.4
Total	$14,819.4	$7,636.2

Expiration terms: (1)
One year or less	$9,901.8	$6,500.3
After one year through five years (2)	4,763.5	735.6
Total	$14,665.3	$7,235.9
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $154.1 million and $400.3 million, respectively.
(2) These letters of credit have a final expiration date exceeding one year but are subject to non-renewal every year or less.

As of December 31, 2013, the Bank had a concentration of letters of credit with two members totaling $12.8 billion or 86.6% of the total outstanding amount. At December 31, 2012, $6.6 billion or 85.9% of the letters of credit were concentrated with one member.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. The Board approved several significant Collateral Policy updates during 2013 to provide members with opportunities to expand their MBC and more effectively manage their credit relationship with the Bank. All Collateral Policy revisions are reflected in the Bank's Member Products Policy. The changes, including those highlighted below, contributed to an increase in MBC of $28.8 billion, or 21.8%, from December 31, 2012 to $161.2 billion at December 31, 2013. Some of this increase was also due to normal growth in qualifying collateral assets within member balance sheets.

•	Weightings on collateral for specific qualifying loans were increased by 10 percentage points;

•	Residential mortgage-backed securities (RMBS) eligibility has been expanded;

•	Loan-to-value (LTV) thresholds on certain categories of qualifying loan collateral were increased for members who opt to participate in the Bank’s market-value based pricing program;

•	Collateral delivery guidelines and credit ratings were revised to permit easier access to borrowing; and

•	CMBS meeting certain eligibility requirements became eligible as collateral.

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

The Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral, and loans identified as such are not included in a member’s MBC. The Bank will accept loans with a FICO score of 660 or below if there are other mitigating factors, including a LTV ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less; or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). For such risk-mitigated loans, and for those in which no FICO is available, a reduced collateral weighting of 70% will apply. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member’s MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting of 70%. At December 31, 2013, less than 18% of the Bank’s total pledged collateral was considered nontraditional mortgage loans as defined by FFIEC guidance.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2013, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.3 billion, or 6.6% of total par value of loans outstanding. Eligible expanded collateral represented 8.9% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral.

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

Lending Values by Type of Collateral for All Borrowers
Collateral Type	Policy Value or Range	Range of Effective Lending Values Applied to Collateral	Combined Weighted Average Effective Lending Value

Blanket Lien
Single family mortgage loans (including nontraditional) (1)	60-80%	61-80%	75.8%
Multi-family mortgage loans	70%	60-81%	70.6%
Home equity loans/lines of credit	60%	44-60%	54.9%
CFI collateral	60%	45-60%	59.6%
Commercial real estate loans	70%	55-70%	70%
Other loan collateral (farmland)	70%	70%	70%

Delivered or Specific Pledge
FHLBank deposits, U.S. government /U.S. Treasury/U.S. Agency securities	90-100%	90-100%	96.6%
State and local government securities	85%	n/a	n/a
U.S. Agency MBS and CMOs	95%	90-95%	95%
Private label MBS and CMOs	70-85%	85%	85%
Commercial MBS	70-85%	70-85%	82%
Single-family mortgage loans (including nontraditional) (1) (2)	50-75%	60-86%	84.7%
Multi-family mortgage loans	60-65%	60-65%	64.6%
Home equity loans/lines of credit	50-55%	55%	55%
CFI collateral	50-55%	55%	55%
Commercial real estate loans	60-65%	55-65%	64.2%
Other loan collateral (farmland)	60-65%	65%	65%
Note:
(1) Includes FHA/VA loans
(2) The variance in terms of the effective lending value to the policy is due to one large borrowing member's specific pledge agreement.

For all of the Bank’s members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2013 and 2012. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$70,295.5	43.6%	$58,905.5	44.5%
High quality investment securities(1)	6,874.5	4.3	3,032.3	2.3
ORERC(2)/CFI eligible collateral	72,882.9	45.2	61,579.6	46.5
Multi-family residential mortgage loans	11,142.9	6.9	8,901.4	6.7
Total eligible collateral value	$161,195.8	100.0%	$132,418.8	100.0%
Total TCE	$65,255.3		$48,115.9
Collateralization ratio (eligible collateral value to TCE outstanding)	247.0%		275.2%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, TLGP investments, GSE MBS commercial and residential private label MBS with a minimum credit rating of single A, with residential having to be acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.
(2) Other real estate related collateral.

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2013 and 2012.

	December 31, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$54,268.4	38.9%	$10,965.9	88.5%	$459.9	33.2%	$65,694.2	42.8%
High quality investment securities(1)	5,329.4	3.8%	1,420.3	11.5	43.3	3.1	6,793.0	4.4
ORERC/ CFI eligible collateral	69,066.1	49.5%	—	—%	845.1	61.1	69,911.2	45.6
Multi-family residential mortgage loans	10,904.5	7.8%	—	—%	35.9	2.6	10,940.4	7.2
Total eligible collateral value	$139,568.4	100.0%	$12,386.2	100.0%	$1,384.2	100.0%	$153,338.8	100.0%
Total TCE	$54,288.7	83.2%	$10,864.1	16.6%	$102.4	0.2%	$65,255.3	100.0%
Number of members	200	92.0%	6	3.0%	10	5.0%	216	100.0%

	December 31, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$46,112.5	40.9%	$7,317.0	92.4%	$1,315.4	35.1%	$54,744.9	44.1%
High quality investment securities(1)	1,442.6	1.3	599.7	7.6	205.4	5.5	2,247.7	1.8
ORERC/ CFI eligible collateral	56,527.7	50.2	—	—	2,060.8	55.0	58,588.5	47.1
Multi-family residential mortgage loans	8,543.3	7.6	—	—	163.0	4.4	8,706.3	7.0
Total eligible collateral value	$112,626.1	100.0%	$7,916.7	100.0%	$3,744.6	100.0%	$124,287.4	100.0%
Total TCE	$40,620.0	84.4%	$7,045.2	14.6%	$450.7	1.0%	$48,115.9	100.0%
Number of members	183	87%	5	2%	24	11%	212	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, TLGP investments, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A with private label residential MBS having to be acquired by the member prior to July 10, 2007. Members under blanket delivery status have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and private label residential MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of December 31, 2013 and 2012, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.3 billion and $3.3 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2013 and 2012 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	December 31, 2013 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Federal funds sold	$—	$1,300.0	$1,300.0	$275.0	$—	$2,875.0
Total money market investments	—	1,300.0	1,300.0	275.0	—	2,875.0
Investment securities:
GSE and TVA obligations	—	2,347.0	—	—	—	2,347.0
State and local agency obligations	14.0	242.9	—	—	—	256.9
Total non-MBS	14.0	2,589.9	—	—	—	2,603.9
Other U.S. obligations residential MBS	—	1,820.8	—	—	—	1,820.8
GSE MBS	—	4,540.1	—	—	—	4,540.1
Private label residential MBS	—	12.4	38.0	369.7	1,572.8	1,992.9
HELOCs	—	—	9.7	—	14.4	24.1
Total MBS	—	6,373.3	47.7	369.7	1,587.2	8,377.9
Total investments	$14.0	$10,263.2	$1,347.7	$644.7	$1,587.2	$13,856.8

	December 31, 2012 (1) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$—	$1,500.0	$1,000.0	$—	$—	$2,500.0
Federal funds sold	—	2,250.0	1,950.0	395.0	—	4,595.0
Total money market investments	—	3,750.0	2,950.0	395.0	—	7,095.0
Investment securities:
Certificates of deposit	—	400.0	—	—	—	400.0
U.S. Treasury bills	—	350.0	—	—	—	350.0
Other U.S. Obligations	—	21.0	—	—	—	21.0
GSE securities	—	1,194.1	—	—	—	1,194.1
State and local agency obligations	12.2	253.7	—	—	—	265.9
Total non-MBS	12.2	2,218.8	—	—	—	2,231.0
Other U.S. obligations residential MBS	—	2,233.3	—	—	—	2,233.3
MBS issued by GSEs	—	4,835.0	—	—	—	4,835.0
Private label residential MBS	23.7	43.7	113.0	487.3	1,951.3	2,619.0
Private label HELOCs	—	12.1	—	—	14.8	26.9
Total MBS	23.7	7,124.1	113.0	487.3	1,966.1	9,714.2
Total investments	$35.9	$13,092.9	$3,063.0	$882.3	$1,966.1	$19,040.2
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.6 million and $5.6 million at December 31, 2013 and December 31, 2012, respectively.
(2) Balance for 2013 excludes a $4.1 million private label MBS security which was not rated.
(3) Balances exclude total accrued interest of $19.6 million and $12.8 million at December 31, 2013 and 2012, respectively.

As of December 31, 2013, there were credit rating agency actions affecting a total of 26 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2012. These securities had a total par value of $453.9 million as of December 31, 2013, reflected in the tables above. Included in these downgrades were securities downgraded from “investment grade” to “below investment grade” and represented a total par balance of $40.2 million at December 31, 2013.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including placement of the counterparty on negative watch by one or more NRSROs. For internal reporting purposes, the incorporation of negative credit watch into the credit rating analysis of an investment may translate into a downgrade of one credit rating level from the external rating. The Bank does not rely solely on any NRSRO rating in deriving its final internal credit rating.

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

Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured credit investments have maturities generally ranging between overnight and six months and may include the following types:

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

As of December 31, 2013, the Bank had unsecured exposure to eight counterparties totaling $2.9 billion, or an average of $359.4 million per counterparty, with unsecured exposure to five counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at December 31, 2013 and 2012. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2013	December 31, 2012
Certificates of deposit	$—	$400.0
Federal funds sold	2,875.0	4,595.0
Total	$2,875.0	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2013, 73% of the Bank’s unsecured investment credit exposure in Federal funds sold was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2013, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2013 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$500.0	$125.0	$625.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	275.0	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	500.0	—	500.0
Netherlands	500.0	—	—	500.0
Norway	—	300.0	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	1,300.0	800.0	—	2,100.0
Total unsecured investment credit exposure	$1,300.0	$1,300.0	$275.0	$2,875.0

(in millions)
December 31, 2012 (1)
Carrying Value (2)
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$—	$230.0	$230.0
U.S. subsidiaries of foreign commercial banks	—	500.0	165.0	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	395.0	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	400.0	1,000.0	—	1,400.0
Germany	—	450.0	—	450.0
Sweden	750.0	—	—	750.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	2,650.0	1,450.0	—	4,100.0
Total unsecured investment credit exposure	$2,650.0	$1,950.0	$395.0	$4,995.0
Notes:

(1) Does not reflect any changes in ratings, outlook or watch status occurring after December 31, 2013.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either December 31, 2013 or December 31, 2012.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At December 31, 2013, all the unsecured investments held by the Bank had overnight maturities.

(in millions)
December 31, 2013
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$625.0	$—	$—	$625.0
U.S. subsidiaries of foreign commercial banks	150.0	—	—	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	775.0	—	—	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	500.0	—	—	500.0
Netherlands	500.0	—	—	500.0
Norway	300.0	—	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	2,100.0	—	—	2,100.0
Total unsecured investment credit exposure	$2,875.0	$—	$—	$2,875.0

(in millions)
December 31, 2012
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$230.0	$—	$—	$230.0
U.S. subsidiaries of foreign commercial banks	665.0	—	—	665.0
Total domestic and U.S. subsidiaries of foreign commercial banks	895.0	—	—	895.0
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	1,000.0	200.0	200.0	1,400.0
Germany	450.0	—	—	450.0
Sweden	750.0	—	—	750.0
Netherlands	750.0	—	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	3,700.0	200.0	200.0	4,100.0
Total unsecured investment credit exposure	$4,595.0	$200.0	$200.0	$4,995.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at December 31, 2013 and December 31, 2012.

The Bank did not have any other overnight securities at December 31, 2013.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. Agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.6 billion and $1.8 billion as of December 31, 2013 and December 31, 2012, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total Agency and GSE MBS portfolio decreased $707.6 million from December 31, 2012 to December 31, 2013 due to paydowns.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $0.6 billion from December 31, 2012 to December 31, 2013. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The increase in prices on OTTI securities during 2013 increased non-credit gains (losses) in AOCI from $19.0 million at December 31, 2012 to $77.6 million as of December 31, 2013. The weighted average price on these securities increased from 83 at December 31, 2012 to 86 at December 31, 2013. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Approximately 24% of the Bank’s MBS portfolio at December 31, 2013 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Participants in the mortgage market often characterize single family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There is no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories, and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classify single family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often use this classification principally to describe loans requiring fewer documents from the borrower and for which the underwriting process is less rigorous and to reduce the documentation requirements of the borrower.

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the private label MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

	December 31, 2013			December 31, 2012
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$175.6	$1,052.8	$1,228.4	$313.9	$1,357.6	$1,671.5
Alt-A	447.7	527.6	975.3	559.9	705.7	1,265.6
Subprime	—	6.2	6.2	—	6.5	6.5
Total private label MBS - par value	$623.3	$1,586.6	$2,209.9	$873.8	$2,069.8	$2,943.6

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2013. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$7.1	$7.1
A	—	—	—	12.7	12.7
BBB	—	—	25.3	231.0	256.3
Below investment grade:
BB	—	14.9	39.9	125.7	180.5
B	—	—	34.7	107.3	142.0
CCC	—	8.6	7.2	32.2	48.0
CC	4.9	98.1	8.8	—	111.8
C	22.5	39.4	—	—	61.9
D	252.6	100.4	51.0	—	404.0
Unrated	—	—	—	4.1	4.1
Total	$280.0	$261.4	$166.9	$520.1	$1,228.4
Amortized cost	$215.4	$228.4	$156.5	$516.7	1,117.0
Gross unrealized losses	—	(0.4)	(4.7)	(6.3)	(11.4)
Fair value	246.3	242.5	158.7	512.8	1,160.3
OTTI (1) :
Credit-related OTTI taken	$—	$—	$—	$—	$—
Noncredit-related OTTI taken	—	—	—	—	—
Total 2013 OTTI taken	$—	$—	$—	$—	$—
Weighted average fair value/par	88.0%	92.8%	95.1%	98.6%	94.5%
Original weighted average credit support	7.1	8.2	4.4	5.4	6.3
Weighted-average credit support - current	0.2	1.4	5.8	11.7	6.1
Weighted avg. collateral delinquency(2)	14.0	12.6	11.3	8.7	11.1

	Private Label MBS by Vintage - Alt-A (3)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$5.3	$5.3
A	—	18.2	—	16.7	34.9
BBB	—	—	5.2	105.4	110.6
Below investment grade:
BB	—	—	—	14.1	14.1
B	—	—	31.3	9.4	40.7
CCC	—	85.4	51.5	40.9	177.8
CC	—	44.0	8.8	2.4	55.2
D	201.3	278.1	57.3	—	536.7
Total	$201.3	$425.7	$154.1	$194.2	$975.3
Amortized cost	$152.0	$336.2	$145.6	$187.5	$821.3
Gross unrealized losses	—	(4.0)	(3.9)	(1.1)	(9.0)
Fair value	157.0	353.6	142.3	190.4	843.3
OTTI (1):
Credit-related OTTI taken	$—	$—	$—	$—	$—
Noncredit-related OTTI taken	(0.2)	(0.1)	—	(0.1)	(0.4)
Total 2013 OTTI taken	$(0.2)	$(0.1)	$—	$(0.1)	$(0.4)
Weighted average fair value/par	78.0%	83.1%	92.3%	98.0%	86.5%
Original weighted average credit support	13.5	9.8	5.9	5.1	9.0
Weighted-average credit support - current	—	0.9	6.4	18.4	5.1
Weighted avg. collateral delinquency(2)	23.1	20.6	12.4	10.6	17.8
Notes:
(1) For the year ended December 31, 2013.
(2) Delinquency information is presented at the cross-collateralization level.
(3) Includes HELOCs.

The Bank’s subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total portfolio as of December 31, 2013. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in Item 1A. Risk Factors in this Form 10-K.

	December 31, 2013
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$483.8	$482.9
J.P. Morgan Chase & Co.	417.1	416.9
Countrywide Financial Corp. (2)	235.5	231.2
Wells Fargo & Co.	208.3	208.4
Citigroup Inc.	141.8	138.2
GMAC LLC	119.5	119.5
Other	415.1	411.7
Total	$2,021.1	$2,008.8

	December 31, 2013
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$680.7	$679.3
Nationstar Mortgage Inc.	483.8	482.9
Bank of America Corp.	272.9	267.7
U.S. Bank NA	164.8	164.8
Citimortgage Inc.	141.8	138.2
Other	277.1	275.9
Total	$2,021.1	$2,008.8
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Nationstar Mortgage Inc. is now servicing all but one of the bonds, and five different trustees have assumed responsibility for these 20 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing these private label MBS.

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at December 31, 2013.

	December 31, 2013
(dollars in millions)	Par	Amortized Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate(1)
Residential MBS backed by:
Prime loans:
First lien	$416.6	$414.6	$(11.4)	10.5%
Alt-A and other:
Alt-A other	222.3	211.0	(9.0)	12.7%
Subprime loans:
First lien	3.9	3.9	(0.2)	24.2%
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

OTTI. During 2013, 2012 and 2011, the Bank recognized $ 0.4 million, $11.4 million and $45.1 million, respectively, of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

The Bank’s estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank’s private label MBS. This process and related significant inputs are provided in Note 7 - OTTI to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its fourth quarter 2013 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	10.3	16.9	39.7	0.2
2006	9.8	14.2	35.9	1.4
2005	12.8	5.9	31.3	7.2
2004 and prior	15.1	3.0	30.8	10.2
Total Prime	12.2	9.7	34.3	5.0
Alt-A:
2007	10.8	28.3	39.1	0.0
2006	10.1	23.3	43.0	0.1
2005	9.2	13.9	38.5	0.5
2004 and prior	12.3	8.9	31.9	16.9
Total Alt-A	10.9	19.5	38.6	5.1
Subprime:
2004 and prior	8.4	24.2	63.9	37.3
Total Residential MBS	11.6	14.1	36.3	5.2

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A.

At December 31, 2013, the Bank had 49 private label MBS that have had OTTI charges during their life. The Bank has recognized $246.1 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. The Bank has realized $100.8 million of actual cash losses life-to-date, of which $47.8 million was incurred during 2013. Also during 2013, one OTTI security matured that had life-to-date credit losses of $0.1 million and for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

By comparison, at December 31, 2012, the Bank had 50 private label MBS that have had OTTI charges during their life, including one deemed to be OTTI for the first time during 2012. The Bank has recognized $293.5 million of credit losses on these securities life-to-date. The Bank realized $53.0 million of actual cash losses life-to-date, of which $33.2 million was incurred during 2012. Also during 2012, two OTTI securities matured that had a life-to-date credit losses of $1.1 million and for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

The following table presents the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, in 2013 and 2012.

	2013			2012
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$(0.7)	$(0.7)
Securities previously impaired prior to current period	(0.4)	0.4	—	(11.4)	9.9	(1.5)
Total	$(0.4)	$0.4	$—	$(11.4)	$9.2	$(2.2)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank’s investment and is recognized as interest income over the life of the investment. Significant increases in cash flows caused an increase in the yield on certain OTTI private label MBS. Interest income on these securities was$12.2 million, $8.7 million and $9.2 million for 2013, 2012 and 2011, respectively. The interest income was recognized on 34, 31, and 32 private label MBS during 2013, 2012 and 2011, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if market conditions are right. There were no transfers during 2013. During 2012, the Bank transferred one private label MBS security with a fair value of $11.3 million as of the date of the transfer to AFS.

Management will continue to evaluate all impaired securities, including those on which OTTI has been recorded. Material credit losses have occurred on PLMBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. The Bank cannot estimate the future amount of any additional credit losses.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at December 31, 2013. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial for the three months ended December 31, 2013.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.2 billion and $3.5 billion at December 31, 2013 and 2012, respectively, after an allowance for credit losses of $11.4 million and $14.2 million, respectively.

The tables below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range tables is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2013 and 2012. The geographic breakdown tables are also based on the unpaid principal balance at December 31, 2013 and 2012.

(dollars in millions)	December 31, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Conventional loans:
Original MPF	$1,629.3	51.3	$1,489.7	42.7
MPF Plus	1,235.3	39.0	1,646.4	47.3
Total conventional loans	2,864.6	90.3	3,136.1	90.0
Government-insured loans:
MPF Government	306.0	9.7	350.1	10.0
Total par value	$3,170.6	100.0	$3,486.2	100.0

(dollars in millions)	2013	2012	2011
Mortgage loans interest income	$141.7	$168.1	$201.0
Average mortgage loans portfolio balance	$3,400.1	$3,670.8	$4,158.5
Average yield	4.17%	4.58%	4.83%
Weighted average coupon (WAC)	5.10%	5.45%	5.63%
Weighted average estimated life (WAL)	5.6 years	4.0 years	5.7 years

	December 31, 2013	December 31, 2012
Original FICO ® scores:
Greater than 740	51%	49%
701 to 740	22%	23%
661 to 700	18%	19%
621 to 660	8%	8%
Less than 620	1%	1%

	December 31, 2013	December 31, 2012
Original LTV ratio range:
60% or below	17%	18%
Above 60% to 70%	16%	16%
Above 70% to 80%	53%	53%
Above 80% to 90%	8%	8%
Greater than 90%	6%	5%

	December 31, 2013	December 31, 2012
Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	11%	13%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	55%	47%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	19%	21%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	7%	9%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	8%	10%
Top state concentrations:
Pennsylvania	47%	39%
California	5%	6%
Maryland	5%	5%
New Jersey	4%	4%
Virginia	4%	4%
Other states	35%	42%

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase, at the greater of book value or market value, individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties are also required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2013 and 2012, the total funded amount of conventional and government repurchased mortgage loans was $27.8 million, or 6.1%, and $34.1 million, or 6.1%, respectively, of total funded loans.

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
Notes:
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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2013, 2012, and 2011, CE fees were $3.5 million, $3.9 million and $4.6 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

The following table presents the outstanding balances in the FLAs for the Original MPF and MPF Plus products.

(in millions)	Original MPF	MPF Plus	Total
December 31, 2013	$2.8	$22.4	$25.2
December 31, 2012	2.6	26.6	29.2
December 31, 2011	2.2	32.1	34.3

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to ten mortgage insurance companies which provide PMI and/or SMI for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required.

None of the Bank’s mortgage insurers currently maintain a rating of BBB+ or better by at least one NRSRO. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2013, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2013, $62.7 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2013 was $18.9 million and $7.5 million, respectively. As of December 31, 2012 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI was $22.4 million and $8.7 million, respectively.

BOB Loans. See Item 1. Business in this Form 10-K for a description of this program. Prior to January 1, 2011, the entire BOB program was classified as a nonaccrual loan portfolio. At December 31, 2013, the allowance for credit losses on BOB loans was $2.2 million, a decrease of $0.3 million from December 31, 2012, due to declining balances of the BOB loan portfolio.

Derivative Counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivatives Clearing Organization (Clearing Houses). The latter are types of derivatives referred to as cleared derivatives. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of December 31, 2013.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2013.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2013 and December 31, 2012.

(in millions)	December 31, 2013
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$9.6	$—	$—	$9.6
A	3,550.5	22.5	(4.8)	(13.8)	3.9
Cleared derivatives (2)	10,035.1	8.5	(2.7)	—	5.8
Liability positions with credit exposure:
A	3,724.0	(132.3)	133.4	—	1.1
Cleared derivatives (2)	—	—	25.6	—	25.6
Total derivative positions with credit exposure to non-member counterparties	17,609.6	(91.7)	151.5	(13.8)	46.0
Member institutions (3)	12.3	0.2	—	—	0.2
Total	$17,621.9	$(91.5)	$151.5	$(13.8)	$46.2
Derivative positions without credit exposure	19,629.8
Total notional	$37,251.7

(in millions)	December 31, 2012
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$403.0	$16.7	$(1.0)	$—	$15.7
A	6,323.3	42.4	(30.9)	(1.3)	10.2
Total derivative positions with credit exposure to non-member counterparties	6,726.3	59.1	(31.9)	(1.3)	25.9
Member institutions (3)	34.3	0.6	—	—	0.6
Total	$6,760.6	$59.7	$(31.9)	$(1.3)	$26.5
Derivative positions without credit exposure	24,453.4
Total notional	$31,214.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2013. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSRO's used by the Bank.
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

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of December 31, 2013 and December 31, 2012.

Notional Greater Than 10%	December 31, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$5,751.1	21.1	A	$5,930.5	19.0
JP Morgan Chase Bank, NA	A	3,366.9	12.4	A	3,588.5	11.5
Credit Suisse International	A	3,284.0	12.1	(1)	(1)	(1)
BNP Paribas	A	2,738.7	10.1	A	4,168.6	13.4
Morgan Stanley Capital	(1)	(1)	(1)	BBB	3,185.6	10.2
All others	n/a	12,075.9	44.3	n/a	14,340.8	45.9
Total		$27,216.6	100.0		$31,214.0	100.0

Net Credit Exposure Greater Than 10%	December 31, 2013			December 31, 2012
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$9.6	65.0	AA	$15.0	56.9
HSBC Bank USA, NA	A	3.1	20.8	A	3.9	14.6
UBS AG	(2)	(2)	(2)	A	5.1	19.2
All others	n/a	2.1	14.2	n/a	2.5	9.3
Total		$14.8	100.0		$26.5	100.0
Notes:

(1) The percentage of notional was not greater than 10%
(2) The counterparty had no credit exposure as of December 31, 2013

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe, specifically in Germany, Switzerland, France, and the United Kingdom. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	December 31, 2013			December 31, 2012
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$126.1	$126.1	$126.3	$172.0	$172.0	$171.5
United Kingdom	41.7	36.7	37.4	50.0	40.0	39.8
Germany	86.9	71.9	71.3	34.2	19.2	35.6
Total	$254.7	$234.7	$235.0	$256.2	$231.2	$246.9
Note: The average maturity of these derivative contracts is February 2019 and September 2017 at December 31, 2013 and 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	December 31, 2013			December 31, 2012
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$4.4	$4.4	$4.8	$6.2	$6.2	$6.7
United Kingdom	9.6	8.6	13.1	25.5	19.3	20.6
Switzerland	—	—	—	9.9	4.9	4.8
Total	$14.0	$13.0	$17.9	$41.6	$30.4	$32.1
Note: The average maturity of these derivative contracts is December 2018 and December 2017 at December 31, 2013 and 2012, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2013, the Bank’s consolidated obligation bonds outstanding increased to $37.7 billion compared to $35.1 billion at December 31, 2012. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2013 increased to $28.2 billion compared to $24.2 billion at December 31, 2012, primarily due to an increase in advance activity.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. Early in 2013, spreads to LIBOR traded near historical averages. Late in the first half of 2013, long-term funding spreads deteriorated considerably due to heightened uncertainty surrounding Federal Reserve bond purchases. These levels persisted for the remainder of 2013.

Consolidated obligations bonds often have investor-determined features. The decision to issue a bond using a particular structure is based upon the desired amount of funding, and the ability of the Bank to hedge the risks. The issuance of a bond with a simultaneously-transacted interest-rate exchange agreement usually results in a funding vehicle with a lower cost than the Bank could otherwise achieve. The continued attractiveness of such debt/swap transactions depends on price relationships in both the consolidated bond and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. The increase in funding alternatives available to the Bank through negotiated debt/swap transactions is beneficial to the Bank because it may reduce funding costs and provide additional asset/liability management tools. The types of consolidated obligations bonds issued can fluctuate based on comparative changes in their cost levels, supply and demand conditions, advance demand, and the Bank’s balance sheet management strategy. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At December 31, 2013, callable bonds issued by the Bank were up approximately $2.8 billion from December 31, 2012. Additional information regarding the Bank’s consolidated obligations is provided in Note 14 - Consolidated Obligations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the longer-term contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at December 31, 2013.

Deposit Reserves. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2013, decreased to $0.7 billion from $1.0 billion at December 31, 2012. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2013 and 2012, excess deposit reserves were $53.9 billion and $39.3 billion, respectively.

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

The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2013 and 2012, excess contingency liquidity was approximately $13.8 billion and $20.7 billion, respectively.

The OF has developed a standard methodology for the allocation of the proceeds from the issuance of consolidated obligations when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital unless the OF determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in the Bank's ability to access the capital markets, market conditions or this allocation could adversely impact the Bank's ability to finance operations, which could thereby adversely impact its financial condition and results of operations.

Repurchases of Excess Capital Stock. The Bank repurchased approximately $777 million in 2012 and $2.0 billion in 2013. Beginning in August 2013, the Bank began to repurchase all excess capital stock on a monthly basis. Additionally, as of December 31, 2013 and 2012, the Bank had outstanding capital redemption requests of $40 thousand and $432 million respectively. See Note 17 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates; and (6) other securities that are assigned a rating or assessment by a credit rating agency that is equivalent or higher than the rating or assessment assigned by the credit rating agency to the consolidated obligations. As of December 31, 2013 and 2012, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $4.5 billion and $5.0 billion, respectively. Effective May 7, 2014 when the FHLBanks are no longer required to maintain individual specified NRSRO ratings and consolidated obligations are no longer required to maintain a specified NRSRO rating, item (6) above will no longer apply. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk. See Legislative and Regulatory Developments section of this Form 10-K for additional information.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 8.6% of total FHLBank System consolidated obligations for both December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$80,552.1	$32,208.4	$112,760.5	$81,900.9	$31,744.5	$113,645.4
Boston	23,270.7	16,062.0	39,332.7	25,805.2	8,640.0	34,445.2
Chicago	32,491.9	31,092.4	63,584.3	32,659.2	31,269.1	63,928.3
Cincinnati	58,027.2	38,216.9	96,244.1	44,223.1	30,848.6	75,071.7
Dallas	21,588.2	5,985.1	27,573.3	25,573.2	6,986.9	32,560.1
Des Moines	30,205.4	38,143.4	68,348.8	34,155.0	8,676.9	42,831.9
Indianapolis	26,643.1	7,435.9	34,079.0	27,336.2	8,925.8	36,262.0
New York	72,886.1	45,876.4	118,762.5	63,825.1	29,785.6	93,610.7
Pittsburgh	37,694.7	28,242.2	65,936.9	34,789.6	24,154.3	58,943.9
San Francisco	52,768.8	24,198.8	76,967.6	69,320.3	5,211.1	74,531.4
Seattle	17,326.1	14,990.4	32,316.5	10,192.4	21,421.4	31,613.8
Topeka	20,040.2	10,890.5	30,930.7	21,787.3	8,670.4	30,457.7
Total FHLBank System	$473,494.5	$293,342.4	$766,836.9	$471,567.5	$216,334.6	$687,902.1

Operating and Business Risks

Operating Risk. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as compliance, fraud, legal, information and personnel. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, regularly monitors compliance with established policies and procedures. Management monitors the effectiveness of the internal control environment on an ongoing basis and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank’s various risk management committees. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an effective operating risk management framework, which includes quantitative and qualitative key risk indicators, as well as a Bank-wide compliance framework designed to promote awareness of compliance requirements and monitor compliance activities.

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operating risks that are similar to those of other large financial institutions. For example, the Bank is exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank's dependence on computer systems and technologies has increased its exposure to cyber-security risks and cyber incidents, including unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption or loss. To date, the Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against cyber-security attacks becoming successful. While these security measures are in place and the Bank devotes significant resources secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. It may incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, lost revenue, litigation and reputational damage.

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

A discussion of various Bank risks is also included in Item 1A. Risk Factors in this Form 10-K.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in Part II of this Form 10-K.

Item 8:  Financial Statements and Supplementary Financial Data

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including the Chief Executive Officer and Chief Accounting Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992). Based on its assessment, management of the Bank determined that as of December 31, 2013, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, changes in capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the FHLBank) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and which appears on the previous page. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 13, 2014

Financial Statements for 2013, 2012 and 2011
Federal Home Loan Bank of Pittsburgh
Statement of Income

	Year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Interest income:
Advances	$227,681	$260,748	$248,264
Prepayment fees on advances, net	2,306	31,844	6,640
Interest-bearing deposits	464	683	417
Securities purchased under agreements to resell	1,037	4,487	145
Federal funds sold	4,251	3,138	3,690
Trading securities	1,274	1,033	1,371
AFS securities	121,209	126,742	131,946
HTM securities	96,651	133,691	182,887
Mortgage loans held for portfolio	141,699	168,055	201,017
Total interest income	596,572	730,421	776,377
Interest expense:
Consolidated obligations - discount notes	18,461	18,111	11,074
Consolidated obligations - bonds	381,313	501,318	610,370
Mandatorily redeemable capital stock	1,326	605	—
Deposits	321	548	434
Other borrowings	16	37	38
Total interest expense	401,437	520,619	621,916
Net interest income	195,135	209,802	154,461
Provision (benefit) for credit losses	(1,849)	361	10,005
Net interest income after provision (benefit) for credit losses	196,984	209,441	144,456
Other noninterest income (loss):
Total OTTI losses (Note 7)	—	(2,191)	(3,223)
OTTI losses reclassified (from) AOCI (Note 7)	(442)	(9,246)	(41,898)
Net OTTI losses, credit portion (Note 7)	(442)	(11,437)	(45,121)
Net gains (losses) on trading securities (Note 4)	(4,594)	392	(85)
Net realized gains (losses) from sales of AFS securities (Note 5)	(41)	—	7,278
Net gains (losses) on derivatives and hedging activities (Note 11)	30,251	10,785	(5,722)
Net gains on extinguishment of debt ( Note 14)	9,665	—	—
Other, net	12,662	7,392	10,650
Total other noninterest income (loss)	47,501	7,132	(33,000)
Other expense:
Compensation and benefits	44,689	36,737	35,794
Other operating	27,634	27,631	22,970
Benefit for derivative counterparty credit loss (Note 21)	—	—	(1,850)
Finance Agency	4,005	4,679	5,124
Office of Finance	3,704	3,333	2,940
Total other expense	80,032	72,380	64,978
Income before assessments	164,453	144,193	46,478
AHP (Note 15)	16,578	14,480	4,685
REFCORP (Note 16)	—	—	3,744
Total assessments	16,578	14,480	8,429
Net income	$147,875	$129,713	$38,049
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	27,395	30,320	36,309
Basic and diluted earnings per share	$5.40	$4.28	$1.05
Dividends per share	$0.78	$0.19	$—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income

	Year ended December 31,
(in thousands)	2013	2012	2011
Net income	$147,875	$129,713	$38,049
Other comprehensive income (loss) :
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(67,912)	29,499	6,853
Reclassification of losses included in net income	41	—	—
Total net unrealized gains (losses) on AFS	(67,871)	29,499	6,853
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI loss on AFS	—	—	(86)
Non-credit OTTI losses transferred from HTM securities	—	(662)	(2,697)
Net change in fair value of OTTI securities	25,399	132,795	14,392
Unrealized gains	32,802	45,072	5,407
Reclassification of gains included in net income	—	—	(7,278)
Reclassification of non-credit portion included in net income	442	9,908	44,681
Total net non-credit portion of OTTI losses on AFS securities	58,643	187,113	54,419
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	(662)	(2,697)
Transfer of non-credit portion from HTM to AFS securities	—	662	2,697
Total net non-credit portion of OTTI losses on HTM securities	—	—	—
Reclassification of net losses included in net income relating to hedging activities	1	—	16
Pension and post-retirement benefits	(138)	(542)	(312)
Total other comprehensive income (loss)	(9,365)	216,070	60,976
Total comprehensive income	$138,510	$345,783	$99,025

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31, 2013	December 31, 2012
(in thousands)
ASSETS
Cash and due from banks (Note 3)	$3,121,345	$1,350,594
Interest-bearing deposits	7,795	11,435
Federal funds sold	2,875,000	4,595,000
Securities purchased under agreements to resell	—	2,500,000
Investment securities:
Trading securities (Note 4)	239,190	353,590
AFS securities, at fair value, includes $79,233 pledged as collateral that may be repledged at December 31, 2013 (Note 5)	6,757,717	5,932,248
HTM securities; fair value of $4,034,830 and $5,755,755, respectively (Note 6)	3,995,530	5,664,954
Total investment securities	10,992,437	11,950,792
Advances, net (Note 8)	50,247,435	40,497,787
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $11,359 and $14,163, respectively (Note 10)	3,224,091	3,532,549
Banking on Business (BOB) loans, net of allowance for credit losses of $2,231 and $2,481, respectively (Note 10)	11,400	12,846
Accrued interest receivable	95,374	92,685
Premises, software and equipment, net (Note 12)	11,136	13,299
Derivative assets (Note 11)	59,973	27,803
Other assets	24,933	31,482
Total assets	$70,670,919	$64,616,272

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued)

	December 31, 2013	December 31, 2012
(in thousands, except par value)
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$660,598	$960,903
Noninterest-bearing	33,754	38,988
Total deposits	694,352	999,891
Consolidated obligations, net: (Note 14)
Discount notes	28,236,257	24,148,453
Bonds	37,698,302	35,135,608
Total consolidated obligations, net	65,934,559	59,284,061
Mandatorily redeemable capital stock (Note 17)	40	431,566
Accrued interest payable	97,689	114,003
Affordable Housing Program payable (Note 15)	36,353	24,457
Derivative liabilities (Note 11)	177,488	310,425
Other liabilities	38,236	22,924
Total liabilities	66,978,717	61,187,327
Commitments and contingencies (Note 21)
Capital (Note 17)
Capital stock - putable ($100 par value) issued and outstanding 29,622 and 28,160 shares	2,962,143	2,815,965
Retained earnings:
Unrestricted	625,636	528,767
Restricted	60,083	30,508
Total retained earnings	685,719	559,275
AOCI	44,340	53,705
Total capital	3,692,202	3,428,945
Total liabilities and capital	$70,670,919	$64,616,272

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$147,875	$129,713	$38,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(41,724)	4,550	14,498
Change in net fair value adjustment on derivative and hedging activities	12,041	100,095	134,599
Net OTTI credit losses	442	11,437	45,121
Gains on extinguishment of debt	(9,665)	—	—
Other adjustments	(1,809)	357	2,034
Net change in:
Trading securities	124,292	630,695	151,696
Accrued interest receivable	(2,649)	39,447	21,329
Other assets	(711)	(35)	1,032
Accrued interest payable	(16,317)	(11,559)	(42,399)
Other liabilities(1)	16,828	12,569	33,796
Total adjustments	80,728	787,556	361,706
Net cash provided by operating activities	$228,603	$917,269	$399,755
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $3,640, $4,745 and $(6,086) from/(to) other FHLBanks for mortgage loan program)	$(151,402)	$226,427	$(194,782)
Securities purchased under agreements to resell	2,500,000	(2,500,000)	—
Federal funds sold	1,720,000	(2,145,000)	880,000
Premises, software and equipment, net	(3,043)	(2,850)	(1,846)
AFS securities:
Proceeds (includes $19,909, and $138,461 from sales of AFS securities in 2013 and 2011)	1,959,687	2,310,307	997,709
Purchases	(2,801,220)	(3,727,992)	(2,972,952)
HTM securities:
Net change in short-term	400,000	1,600,000	1,550,000
Proceeds from long-term maturities	1,272,264	1,559,390	2,460,826
Purchases of long-term	—	—	(862,283)
Advances:
Proceeds	263,745,577	194,074,582	78,646,806
Made	(273,786,491)	(204,430,191)	(79,560,231)
Mortgage loans held for portfolio:
Proceeds	775,728	931,194	867,717
Purchases	(464,699)	(583,729)	(283,200)
Net cash (used in) provided by investing activities	$(4,833,599)	$(12,687,862)	$1,527,764

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2013	2012	2011
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(329,871)	$(76,197)	$(66,475)
Net payments for derivative contracts with financing element	(32,272)	(125,221)	(101,898)
Net proceeds from issuance of consolidated obligations:
Discount notes	232,107,226	454,910,661	87,087,711
Bonds (none from other FHLBanks)	27,631,175	39,934,711	19,624,421
Payments for maturing and retiring consolidated obligations:
Discount notes	(228,019,303)	(441,688,849)	(89,245,330)
Bonds	(24,674,356)	(40,274,486)	(18,149,452)
Proceeds from issuance of capital stock	1,664,951	588,934	129,546
Payments for repurchase/redemption of mandatorily redeemable capital stock	(432,224)	(66,154)	(8,363)
Payments for repurchase/redemption of capital stock	(1,518,075)	(710,785)	(706,794)
Cash dividends paid	(21,504)	(5,705)	—
Net cash provided by (used in) financing activities	$6,375,747	$12,486,909	$(1,436,634)
Net increase in cash and cash equivalents	$1,770,751	$716,316	$490,885
Cash and cash equivalents at beginning of the period	1,350,594	634,278	143,393
Cash and cash equivalents at end of the period	$3,121,345	$1,350,594	$634,278
Supplemental disclosures:
Interest paid	$464,250	$572,044	$709,767
AHP payments, net	4,682	3,611	4,699
REFCORP assessments, net	—	—	(33,821)
Transfers of mortgage loans to real estate owned	17,167	22,550	18,245
Non-cash transfer of OTTI HTM securities to AFS	—	11,268	90,925
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	$4,160,882
Issuance of capital stock	1,295	129,546	—	—	—	—	129,546
Repurchase/redemption of capital stock	(7,067)	(706,794)	—	—	—	—	(706,794)
Net shares reclassified to mandatorily redeemable capital stock	(198)	(19,821)	—	—	—	—	(19,821)
Comprehensive income	—	—	33,483	4,566	38,049	60,976	99,025
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Issuance of capital stock	5,889	588,934	—	—	—	—	588,934
Repurchase/redemption of capital stock	(7,108)	(710,785)	—	—	—	—	(710,785)
Net shares reclassified to mandatorily redeemable capital stock	(4,520)	(452,047)	—	—	—	—	(452,047)
Comprehensive income	—	—	103,771	25,942	129,713	216,070	345,783
Cash dividends	—	—	(5,778)	—	(5,778)	—	(5,778)
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	16,650	1,664,951	—	—	—	—	1,664,951
Repurchase/redemption of capital stock	(15,181)	(1,518,075)	—	—	—	—	(1,518,075)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income (loss)	—	—	118,300	29,575	147,875	(9,365)	138,510
Cash dividends	—	—	(21,431)	—	(21,431)	—	(21,431)
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202

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

All members must purchase stock in the Bank. The amount of capital stock a member owns is based on outstanding advances, letters of credit, membership asset value, and the principal balance of residential mortgage loans previously sold to the Bank. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 19 - Transactions with Related Parties for additional information.

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

As provided by the Housing and Economic Recovery Act of 2008 as amended (Housing Act), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the Mortgage Partnership Finance (MPF) Program and purchase certain investments. See Note 14 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

Notes to Financial Statements (continued)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Cash Flows. In the Statement of Cash Flows, the Bank considers noninterest-bearing cash and due from banks as cash and cash equivalents.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the fair value of derivatives and certain investment securities that are reported at fair value in the Statement of Condition, determination of other-than-temporary impairments of certain mortgage-backed securities, and the determination of the Allowance for Credit Losses. Actual results could differ from these estimates significantly.

Fair Value. The fair value amounts, recorded on the Statement of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 20 - Estimated Fair Values for more information.

Significant Accounting Policies

Financial Instruments Meeting Netting Requirements. The Bank presents certain financial instruments on a net basis when they have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the Bank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 11 - Derivatives and Hedging Activities for additional information.

Based on the fair value of the related collateral held, the Bank’s securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting amounts related to these securities at December 31, 2013.

Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit and bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans made to investment-grade counterparties. The Bank records securities purchased under agreements to resell as short-term collateralized loans to a third party which are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly.

Investment Securities. The Bank classifies investment securities as trading, AFS and HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investments through non-interest income as “Net gains (losses) on trading securities.” Federal Housing Finance Agency
(FHFA) regulation and the Bank’s risk management policy prohibit trading in or the speculative use of these instruments and limit credit risk arising from these instruments.

Available-for-Sale. Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI as “Net unrealized gains (losses) on AFS securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value

Notes to Financial Statements (continued)

related to the risk being hedged in non-interest income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as net unrealized gains (losses) on AFS securities.

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

Gains and Losses on Sales. The Bank computes gains and losses on sales of its investment securities using the specific identification method and includes these gains and losses in other noninterest income.

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

Accounting for OTTI Recognized in AOCI. For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost of

Notes to Financial Statements (continued)

the security. The total amount of this additional OTTI (both credit and non-credit component, if any) is determined as the difference between the security’s amortized cost less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI and its fair value. Any additional credit loss is limited to that security’s unrealized losses, or the difference between the security’s amortized cost and its fair value, as of the Statement of Condition date. This additional credit loss, up to the amount in AOCI related to the security, is reclassified out of AOCI and charged to earnings. Any credit loss in excess of the related AOCI is charged to earnings.

Subsequent related increases and decreases (if not an additional OTTI) in the fair value of AFS securities are netted against the non-credit component of OTTI recognized previously in AOCI. For debt securities classified as AFS, the Bank does not accrete the OTTI recognized in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value.

Interest Income Recognition. When a debt security has been other-than-temporarily impaired, a new accretable yield is calculated for that security at its impairment measurement date. This adjusted yield is used to calculate the interest income recognized over the remaining life of that security, matching the amount and timing of its estimated future collectible cash flows. Subsequent to that security’s initial OTTI, the Bank re-evaluates estimated future collectible cash flows on a quarterly basis. If the security has no additional OTTI based on this evaluation, the accretable yield is reassessed for possible upward adjustment on a prospective basis. The accretable yield is adjusted if there is a significant increase in the security’s expected cash flows.

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

Advances. The Bank reports advances (secured loans to members, former members or housing associates) at amortized cost net of premiums and discounts (including discounts related to AHP and hedging adjustments). The Bank amortizes/accretes premiums and discounts and recognizes hedging adjustments to interest income using a contractual methodology. The Bank records interest on advances to interest income as earned.

Commitment Fees. The Bank does not currently collect commitment fees on advances. The Bank records fees for standby letters of credit as a deferred credit when the Bank receives the fee and accretes them using the straight-line method over the term of the standby letter of credit.

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

Notes to Financial Statements (continued)

In the event that a new advance is issued in connection with a prepayment of an outstanding advance and if the new advance does not qualify as a modification of an existing advance, any prepayment fee, net of hedging adjustments, is recorded in “Prepayment fees on advances, net”.

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

Mortgage Loans Held for Portfolio. The Bank participates in the MPF Program under which the Bank invests in residential mortgage loans, which are purchased from members that are Participating Financial Institutions (PFIs). The Bank manages the liquidity, interest-rate risk (including prepayment risk) and optionality of the loans, while the PFI may retain the marketing and servicing activities. The Bank and the PFI share in the credit risk of the conventional loans with the Bank assuming the first loss obligation limited by the First Loss Account (FLA), while the PFI assumes credit losses in excess of the FLA, referred to as Credit Enhancement (CE) obligation, up to the amount of the CE obligation as specified in the master commitment. The Bank assumes losses in excess of the CE obligation.

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

CE Fees. For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing CE either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide Supplemental Mortgage Insurance (SMI). PFIs are paid a CE fee for assuming credit risk, and in some instances all or a portion of the CE fee may be performance-based, whereby such fees are reduced by losses up to a certain amount arising under the master commitment. CE fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture CE fees paid to the PFIs to offset these losses.

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

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is written off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and interest income is not accrued, and accrued but uncollected interest is reversed and charged against interest income. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

Notes to Financial Statements (continued)

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) advances, letters of credit and other extensions of credit to members, collectively referred to as credit products; (2) government-guaranteed or insured mortgage loans held for portfolio; (3) conventional MPF loans held for portfolio; and (4) BOB loans.

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

Troubled Debt Restructuring. The Bank considers a troubled debt restructuring to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise, such as a loan modification. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be troubled debt restructurings, except in cases where all contractual amounts due are expected to be collected as a result of government guarantees or insurance.

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

Charge-off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the CE. A charge-off is recorded if it is estimated that the recorded investment in that loan will not be recovered. If the loss is expected to be recovered through CE, the Bank recognizes a CE fee receivable for the amount of the loss and assesses it for collectability along with the mortgage loans. The CE fee receivable is recorded in other assets.

BOB Loans. See “BOB Loans” in this Note 1 for a description of the allowance for credit losses policies relating to the BOB program.

Real Estate Owned (REO). REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other noninterest expense in the Statement of Income. REO is recorded in other assets in the Statement of Condition.

Notes to Financial Statements (continued)

Derivatives. All derivatives are recognized on the Statement of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest from/to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivative Designations. Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

•	a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge); or

•	a non-qualifying hedge (an economic hedge) for asset and liability management purposes.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments, except for certain trading securities which are recorded at fair value through “Net gains (losses) on trading securities.” As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

Notes to Financial Statements (continued)

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

When hedge accounting is discontinued on a fair value hedge, the Bank either terminates the derivative or continues to carry the derivative on the Statement of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued on a cash flow hedge because the Bank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the Bank continues to carry the derivative on the Statement of Condition at its fair value and reclassifies the cumulative other comprehensive income adjustment into earnings when earnings are affected by the existing hedged item (i.e., the original forecasted transaction).

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

Notes to Financial Statements (continued)

Discounts and Premiums. The Bank accretes/amortizes the discounts and premiums as well as hedging basis adjustments on consolidated obligations to interest expense using the interest method over the term to maturity of the consolidated obligation.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Concessions paid on consolidated obligations are deferred and amortized using the interest method, over the term to maturity of the consolidated obligation. Unamortized concessions are included in other assets, and the amortization of such concessions is included in consolidated obligation interest expense.

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

Restricted Retained Earnings (RRE). In 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCEA), as amended. Under the JCEA, the Bank contributes 20% of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least one percent of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 17 - Capital for more information.

Finance Agency Expenses. The Bank, along with the other 11 FHLBanks, funds the costs of operating the Finance Agency. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

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

REFCORP. Although the FHLBanks are exempt from ordinary federal, state, and local taxation, except for local real estate tax, they were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a government corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the OF are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Notes to Financial Statements (continued)

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

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02 or Advisory Bulletin), which is applicable to Fannie Mae, Freddie Mac and the FHLBanks. The Advisory Bulletin establishes guidelines for adverse classification of various assets, primarily MPF loans at the Bank. Among other requirements, this Advisory Bulletin requires that the Bank classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). These classification provisions are required to be implemented effective January 1, 2014. Therefore, during the first quarter 2014, the Bank is enhancing its estimates of fair values on loans as applicable under the Advisory Bulletin so that it can calculate the required “loss.”

The Advisory Bulletin also requires the Bank to charge-off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if the Bank subsequently receives full or partial payment of a previously charged-off loan, it may report a recovery of the amount either through loss reserves or as a reduction in foreclosed property expenses. As required, the Bank plans to adopt the charge-off provisions of the Advisory Bulletin on January 1, 2015. Upon adoption of the charge-off provisions, the Bank’s allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment in the loan will be reduced by the amounts that are charged-off. Under the Bank’s existing accounting practices and upon adoption of the Advisory Bulletin, the ultimate amount of losses realized on the Bank’s loan portfolio will be the same over time; however, the timing of when the Bank recognizes the losses in its financial statements will differ.

The Bank does not expect the adoption of the Advisory Bulletin to have a material impact on its Statement of Income, Statement of Comprehensive Income, and Statement of Condition.

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance clarifying when a loan should be de-recognized and the related real estate property recognized. This guidance will allow the Bank to recognize properties as real estate owned once the borrower has voluntarily conveyed interest in the property to the Bank through a deed in lieu of foreclosure or similar agreement. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2015.

The following pronouncements have impacted, or will impact, the Bank’s financial disclosures but will have no impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Offsetting Assets and Liabilities. In December 2011, the FASB issued new disclosure requirements for assets and liabilities which are offset in the financial statements. The guidance requires presentation of both gross and net information

Notes to Financial Statements (continued)

about derivatives and repurchase agreements which are offset. This guidance was effective for the Bank beginning January 1, 2013 and was applied retrospectively. Refer to Note 11 - Derivatives and Hedging Activities. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Disclosures of Amounts Reclassified Out of Accumulated Other Comprehensive Income. During February 2013, the FASB issued guidance to improve the transparency of disclosures about reclassifications out of AOCI. The guidance requires disclosure of significant amounts reclassified out of AOCI and cross-references to other reclassification disclosures required by GAAP. This guidance was effective for the Bank beginning January 1, 2013 and was applied prospectively. Refer to Note 17- Capital for this disclosure.

Note 3 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for 2013 and 2012 were approximately $112.3 million and $127.6 million, respectively.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks (FRBs). The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of approximately $22.7 million and $16.7 million as of December 31, 2013 and 2012, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2013 and December 31, 2012.

(in thousands)	December 31, 2013	December 31, 2012
Mutual funds	$4,576	$3,600
U.S. Treasury bills	—	349,990
GSE and Tennessee Valley Authority obligations	234,614	—
Total	$239,190	$353,590

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.7 million and $3.7 million at December 31, 2013 and December 31, 2012, respectively, as reported in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for 2013, 2012 and 2011.

	Year ended December 31,
(in thousands)	2013	2012	2011
Net unrealized gains (losses) on trading securities held at year-end	$(4,559)	$450	$(21)
Net realized (losses) on securities sold/matured during the year	(35)	(58)	(64)
Net gains (losses) on trading securities	$(4,594)	$392	$(85)

Notes to Financial Statements (continued)

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2013 and December 31, 2012.

	December 31, 2013
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and Tennessee Valley Authority obligations	2,103,847	—	1,160	(8,830)	2,096,177
State or local agency obligations	15,430	—	35	(1,422)	14,043
Total non-MBS	$2,121,270	$—	$1,200	$(10,252)	$2,112,218
MBS:
Other U.S. obligations residential MBS	$386,169	$—	$27	$(900)	$385,296
GSE MBS (3)	3,144,543	—	11,389	(33,781)	3,122,151
Private label MBS:
Private label residential MBS	1,048,893	(3,723)	78,618	(164)	1,123,624
HELOCs	11,681	(109)	2,856	—	14,428
Total private label MBS	1,060,574	(3,832)	81,474	(164)	1,138,052
Total MBS	$4,591,286	$(3,832)	$92,890	$(34,845)	$4,645,499
Total AFS securities	$6,712,556	$(3,832)	$94,090	$(45,097)	$6,757,717

	December 31, 2012
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	16	—	21,016
GSE securities	1,169,850	—	296	(802)	1,169,344
State or local agency obligations	11,400	—	—	(270)	11,130
Total non-MBS	$1,204,243	$—	$317	$(1,072)	$1,203,488
MBS:
Other U.S. obligations residential MBS	$310,541	$—	$284	$(120)	$310,705
GSE MBS (3)	2,956,471	—	36,379	(29)	2,992,821
Private label MBS:
Private label residential MBS	1,391,941	(29,142)	48,045	(368)	1,410,476
HELOCs	14,662	(532)	628	—	14,758
Total private label MBS	1,406,603	(29,674)	48,673	(368)	1,425,234
Total MBS	$4,673,615	$(29,674)	$85,336	$(517)	$4,728,760
Total AFS securities	$5,877,858	$(29,674)	$85,653	$(1,589)	$5,932,248
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the noncredit portion of an OTTI recognized during the life of the security.
(3) Includes amortized cost of $2.3 billion of 1-4 family MBS and $0.8 billion of multi-family MBS at December 31, 2013. The respective amounts at December 31, 2012 were $2.4 billion and $0.6 billion.

Notes to Financial Statements (continued)

The Bank has established a Rabbi trust to secure benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds and secure a portion of the Bank's supplemental retirement obligation. These obligations were $5.4 million and $4.5 million at December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.4 million and credit losses of $246.1 million partially offset by OTTI-related accretion adjustments of $1.4 million. As of December 31, 2012, these amounts were $8.0 million, $293.5 million, and $1.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through accumulated comprehensive income (AOCI) to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of December 31, 2013 and 2012.

(in thousands)	December 31, 2013	December 31, 2012
Non-credit portion of OTTI losses	$(3,832)	$(29,674)
Net unrealized gains on OTTI securities since their last OTTI credit charge	81,474	48,673
Net non-credit portion of OTTI losses on AFS securities in AOCI	$77,642	$18,999

The following tables summarize the AFS securities with unrealized losses as of December 31, 2013 and December 31, 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and Tennessee Valley Authority obligations	$1,350,088	$(8,830)	$—	$—	$1,350,088	$(8,830)
State or local agency obligations	3,994	(456)	8,664	(966)	12,658	(1,422)
Total non-MBS	$1,354,082	$(9,286)	$8,664	$(966)	$1,362,746	$(10,252)
MBS:
Other U.S. obligations residential MBS	$317,394	$(806)	$28,803	$(94)	$346,197	$(900)
GSE MBS	1,142,806	(33,495)	64,515	(286)	1,207,321	(33,781)
Private label:
Private label residential MBS	66,847	(648)	42,306	(3,239)	109,153	(3,887)
HELOCs	—	—	1,679	(109)	1,679	(109)
Total private label MBS	66,847	(648)	43,985	(3,348)	110,832	(3,996)
Total MBS	$1,527,047	$(34,949)	$137,303	$(3,728)	$1,664,350	$(38,677)
Total	$2,881,129	$(44,235)	$145,967	$(4,694)	$3,027,096	$(48,929)

Notes to Financial Statements (continued)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE securities	$719,190	$(708)	$49,907	$(94)	$769,097	$(802)
State or local agency obligations	11,130	(270)	—	—	11,130	(270)
Total non-MBS	$730,320	$(978)	$49,907	$(94)	$780,227	$(1,072)
MBS:
Other U.S. obligations residential MBS	$94,848	$(120)	$—	$—	$94,848	$(120)
GSE MBS	72,619	(29)	—	—	72,619	(29)
Private label:
Private label residential MBS	12,728	(60)	521,311	(29,450)	534,039	(29,510)
HELOCs	—	—	3,230	(532)	3,230	(532)
Total private label MBS	12,728	(60)	524,541	(29,982)	537,269	(30,042)
Total MBS	$180,195	$(209)	$524,541	$(29,982)	$704,736	$(30,191)
Total	$910,515	$(1,187)	$574,448	$(30,076)	$1,484,963	$(31,263)
Note:
(1)Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. See Note 1 - Summary of Significant Accounting Policies. The Bank transferred no private label MBS from HTM to AFS in 2013, one during 2012, and four during 2011. These securities had an OTTI credit loss recorded on them during the period in which they were transferred. Private label MBS were transferred only in the first quarter of 2012 and 2011, as presented below.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
March 31, 2012 transfers	$11,930	$(662)	$11,268
March 31, 2011 transfers	93,622	(2,697)	90,925

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2013 and December 31, 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$201,992	$202,104	$201,993	$201,832
Due after one year through five years	1,226,635	1,223,399	969,850	969,510
Due after five years through ten years	524,313	521,278	21,000	21,016
Due in more than ten years	168,330	165,437	11,400	11,130
AFS securities excluding MBS	2,121,270	2,112,218	1,204,243	1,203,488
MBS	4,591,286	4,645,499	4,673,615	4,728,760
Total AFS securities	$6,712,556	$6,757,717	$5,877,858	$5,932,248

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2013 and 2012.

(in thousands)	December 31, 2013	December 31, 2012
Amortized cost of AFS securities other than MBS:
Fixed-rate	$1,536,763	$504,298
Variable-rate	584,507	699,945
Total non-MBS	$2,121,270	$1,204,243
Amortized cost of AFS MBS:
Fixed-rate	$2,155,940	$2,050,785
Variable-rate	2,435,346	2,622,830
Total MBS	$4,591,286	$4,673,615
Total amortized cost AFS securities	$6,712,556	$5,877,858
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

Realized Gains and Losses on AFS Securities.  The following table provides a summary of proceeds, gross gains and gross losses on sales of AFS securities for 2013, 2012 and 2011.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Proceeds from sale of AFS securities	$19,909	$—	$138,461
Gross gains on AFS securities	—	—	7,278
Gross losses on AFS securities	(41)	—	—

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2013 and 2012.

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$16,220	$721	$—	$16,941
State or local agency obligations	242,934	3,817	(10,753)	235,998
Total non-MBS	$259,154	$4,538	$(10,753)	$252,939
MBS:
Other U.S. obligations residential MBS	$1,435,458	$8,869	$(15)	$1,444,312
GSE MBS (1)	1,417,926	49,097	(215)	1,466,808
Private label MBS:
Private label residential MBS	873,325	4,300	(15,732)	861,893
HELOCs	9,667	—	(789)	8,878
Total private label MBS	882,992	4,300	(16,521)	870,771
Total MBS	$3,736,376	$62,266	$(16,751)	$3,781,891
Total HTM securities	$3,995,530	$66,804	$(27,504)	$4,034,830

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$36	$—	$400,036
GSE securities	24,830	1,283	—	26,113
State or local agency obligations	254,734	8,961	(14,202)	249,493
Total non-MBS	$679,564	$10,280	$(14,202)	$675,642
MBS:
Other U.S. obligations residential MBS	$1,922,589	$12,568	$—	$1,935,157
GSE MBS (1)	1,842,212	98,878	(137)	1,940,953
Private label MBS:
Private label residential MBS	1,208,482	12,720	(27,510)	1,193,692
HELOCs	12,107	—	(1,796)	10,311
Total private label MBS	1,220,589	12,720	(29,306)	1,204,003
Total MBS	$4,985,390	$124,166	$(29,443)	$5,080,113
Total HTM securities	$5,664,954	$134,446	$(43,645)	$5,755,755
Notes:
(1) Includes $561.6 million of 1-4 family MBS and $856.3 million of multi-family MBS at December 31, 2013. The respective amounts at December 31, 2012 were $935.3 million and $906.9 million.

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2013 and 2012. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$18,367	$(271)	$132,463	$(10,482)	$150,830	$(10,753)
MBS:
Other U.S. obligations residential MBS	$37,984	$(15)	$—	$—	$37,984	$(15)
GSE MBS	93,356	(112)	13,369	(103)	106,725	(215)
Private label:
Private label residential MBS	292,159	(3,829)	197,089	(11,903)	489,248	(15,732)
HELOCs	—	—	8,878	(789)	8,878	(789)
Total private label MBS	292,159	(3,829)	205,967	(12,692)	498,126	(16,521)
Total MBS	$423,499	$(3,956)	$219,336	$(12,795)	$642,835	$(16,751)
Total	$441,866	$(4,227)	$351,799	$(23,277)	$793,665	$(27,504)

	December 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$136,248	$(14,202)	$136,248	$(14,202)
MBS:
GSE MBS	$45,809	$(3)	$17,072	$(134)	$62,881	$(137)
Private label:
Private label residential MBS	—	—	464,771	(27,510)	464,771	(27,510)
HELOCs	—	—	10,311	(1,796)	10,311	(1,796)
Total private label MBS	—	—	475,082	(29,306)	475,082	(29,306)
Total MBS	$45,809	$(3)	$492,154	$(29,440)	$537,963	$(29,443)
Total	$45,809	$(3)	$628,402	$(43,642)	$674,211	$(43,645)

Securities Transferred. There were no transfers during 2013. During 2012 and 2011, the Bank transferred certain private label MBS from HTM to AFS. See Note 5 - Available-for-Sale Securities for additional information.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2013 and 2012 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$401,095	$401,147
Due after one year through five years	16,221	16,941	24,830	26,113
Due after five years through ten years	40,043	41,530	7,414	7,522
Due after ten years	202,890	194,468	246,225	240,860
HTM securities excluding MBS	259,154	252,939	679,564	675,642
MBS	3,736,376	3,781,891	4,985,390	5,080,113
Total HTM securities	$3,995,530	$4,034,830	$5,664,954	$5,755,755

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$96,569	$507,564
Variable-rate	162,585	172,000
Total non-MBS	$259,154	$679,564
Amortized cost of HTM MBS:
Fixed-rate	$1,303,424	$1,772,557
Variable-rate	2,432,952	3,212,833
Total HTM MBS	$3,736,376	$4,985,390
Total amortized cost HTM securities	$3,995,530	$5,664,954
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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where

Notes to Financial Statements (continued)

underlying collateral data is not available, alternate procedures, as prescribed by the FHLBanks’ OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were not significant to the Bank, as they represented approximately 5% of the par balance of private label MBS at December 31, 2013.

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee’s short-term housing price forecast assumed home price changes ranging from (5.0)% to 7.0% over the twelve month period beginning October 1, 2013. For the vast majority of short-term housing price changes, these are projected in a range of 1.0% to 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.

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

For those securities for which an OTTI credit loss was determined to have occurred during the year ended December 31, 2013 (that is, a determination was made that the entire amortized cost basis will not likely be recovered), the following tables

Notes to Financial Statements (continued)

present a summary of the significant inputs used to measure the amount of the last credit loss recognized in earnings during this period as well as the related credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Alt-A:
2007	8.1	46.4	44.0	0.0
2006	9.3	31.7	51.8	0.0
Total Alt-A	8.5	40.7	47.0	0.0

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2013. The “Total OTTI securities” balances summarize the Bank’s securities as of December 31, 2013 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances represent AFS securities on which an OTTI was not taken so that the sum of these two reflects the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$607,299	$499,287	$550,320
Alt-A	692,285	544,329	568,151
Subprime	2,332	1,380	1,419
HELOCs	16,971	11,681	14,428
Total OTTI securities	1,318,887	1,056,677	1,134,318
Private label MBS with no OTTI	3,897	3,897	3,734
Total AFS private label MBS	$1,322,784	$1,060,574	$1,138,052
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the years ended December 31, 2013, 2012 and 2011.

(in thousands)	2013	2012	2011
Beginning balance	$326,024	$322,589	$317,344
Additions:
Credit losses for which OTTI was not previously recognized	—	74	659
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	442	11,363	44,462
Reductions:
Securities sold and matured during the period	(59)	721	(30,687)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(12,183)	(8,723)	(9,189)
Ending balance	$314,224	$326,024	$322,589
Notes:
(1) For the 2013, 2012 and 2011 OTTI “previously recognized” represents securities that were impaired prior to January 1, 2013, 2012 and 2011, respectively.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At December 31, 2013 and 2012 the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2013 and 2012.

Notes to Financial Statements (continued)

Note 8 – Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from 1 day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, and the interest rates reset periodically at a fixed spread to LIBOR or other specified indices.

At December 31, 2013 and December 31, 2012, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized advances have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2013 and December 31, 2012.

(dollars in thousands)	December 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$22,169,669	0.41%	$20,187,511	0.44%
Due after 1 year through 2 years	10,343,245	1.36	3,869,388	1.02
Due after 2 years through 3 years	6,865,608	1.68	5,297,312	2.29
Due after 3 years through 4 years	6,073,540	1.21	3,634,200	2.74
Due after 4 years through 5 years	3,690,006	2.12	4,404,845	1.41
Thereafter	571,970	2.89	2,277,564	3.71
Total par value	49,714,038	1.04%	39,670,820	1.25%
Discount on AHP advances	(141)		(230)
Deferred prepayment fees	(12,371)		(15,230)
Hedging adjustments	545,909		842,427
Total book value	$50,247,435		$40,497,787

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At December 31, 2013 and December 31, 2012, the Bank had convertible advances outstanding of $2.3 billion and $2.6 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At December 31, 2013 and December 31, 2012, the Bank had returnable advances of $5.0 billion and $6.4 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of December 31, 2013 and 2012.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Due in 1 year or less	$22,169,669	$20,587,511	$24,308,669	$22,439,511
Due after 1 year through 2 years	10,343,245	3,869,388	10,219,245	3,778,888
Due after 2 years through 3 years	6,865,608	5,297,312	5,752,108	5,174,812
Due after 3 years through 4 years	6,073,540	3,634,200	5,481,540	2,520,700
Due after 4 years through 5 years	3,690,006	4,404,845	3,406,006	3,812,845
Thereafter	571,970	1,877,564	546,470	1,944,064
Total par value	$49,714,038	$39,670,820	$49,714,038	$39,670,820

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2013 and 2012.

(in thousands)	December 31, 2013	December 31, 2012
Fixed rate – overnight	$1,284,394	$517,050
Fixed rate – term:
Due in 1 year or less	17,801,335	19,625,461
Thereafter	10,778,131	9,728,590
Total fixed rate	29,863,860	29,871,101
Variable rate:
Due in 1 year or less	3,083,940	45,000
Thereafter	16,766,238	9,754,719
Total variable rate	19,850,178	9,799,719
Total par value	$49,714,038	$39,670,820

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2013, the Bank had advances of $38.5 billion outstanding to its five largest borrowers, which represented 77.4% of total advances outstanding. Of these five, four each had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2013.

As of December 31, 2012, the Bank had advances of $31.7 billion outstanding to the five largest borrowers, which represented 79.9% of total advances outstanding. Of these five, four each had outstanding advance balances in excess of 10.0% of the total portfolio at December 31, 2012. See Note 10 - Allowance for Credit Losses for information related to the Banks’ credit risk on mortgage loans and allowance for credit losses.

Note 9 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans, which it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. See Note 19 for further information regarding transactions with related parties.

Notes to Financial Statements (continued)

The following table presents balances as of December 31, 2013 and December 31, 2012 for mortgage loans held for portfolio.

(in thousands)	December 31, 2013	December 31, 2012
Fixed-rate medium-term single-family mortgage loans(1)	$488,334	$563,312
Fixed-rate long-term single-family mortgage loans(1)	2,682,255	2,922,897
Total par value	3,170,589	3,486,209
Premiums	50,436	51,637
Discounts	(6,147)	(8,212)
Hedging adjustments	20,572	17,078
Total mortgage loans held for portfolio	$3,235,450	$3,546,712
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2013 and December 31, 2012.

(in thousands)	December 31, 2013	December 31, 2012
Government-guaranteed/insured mortgage loans	$306,025	$350,133
Conventional mortgage loans	2,864,564	3,136,076
Total par value	$3,170,589	$3,486,209

See Note 10 - Allowance for Credit Losses for information related to the Banks’ credit risk on mortgage loans and allowance for credit losses.

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

Notes to Financial Statements (continued)

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2013 and December 31, 2012, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2013 and December 31, 2012, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products during 2013 or 2012, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. Additionally, at December 31, 2013 and December 31, 2012, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). Any losses from such loans are expected to be recovered from those entities. If not, losses from such loans must be contractually absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

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

The Bank’s allowance for credit losses takes into consideration the CE associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers expected Primary Mortgage Insurance (PMI), Supplemental Mortgage Insurance (SMI), and other CE amounts. Any incurred losses that are expected to be recovered from the CE reduce the Bank’s allowance for credit losses. In addition, the allowance also incorporates a reserve for the amount of CE fee receivable that the Bank does not expect to receive.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. At December 31, 2013 and December 31, 2012, the MPF exposure under the FLA was $25.2 million and $29.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $3.5 million, $3.9 million and $4.6 million in 2013, 2012 and 2011, respectively.

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

Notes to Financial Statements (continued)

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered TDRs as discussed in the TDR section of this Note 10.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2013	2012	2011
Balance, January 1	$14,163	$14,344	$3,150
Charge-offs	(1,035)	(552)	(452)
Provision (benefit) for credit losses	(1,769)	371	11,646
Balance, December 31	$11,359	$14,163	$14,344

Ending balance, individually evaluated for impairment	$795	$642	$128
Ending balance, collectively evaluated for impairment	10,564	13,521	14,216
Total allowance for credit losses	$11,359	$14,163	$14,344
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$15,571	$12,956	$4,066
Collectively evaluated for impairment	2,919,583	3,190,436	3,560,212
Total recorded investment	$2,935,154	$3,203,392	$3,564,278

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

Rollforward of Allowance for Credit Losses. BOB Loans.

(in thousands)	2013	2012	2011
Balance, January 1	$2,481	$3,223	$5,753
Charge-offs	(154)	(774)	(916)
Provision (benefit) for credit losses	(96)	32	(1,614)
Balance, December 31	$2,231	$2,481	$3,223

Ending balance, individually evaluated for impairment	$—	$100	$36
Ending balance, collectively evaluated for impairment	2,231	2,381	3,187
Total allowance for credit losses	$2,231	$2,481	$3,223
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$—	$280	$100
Collectively evaluated for impairment	13,742	15,166	17,289
Total recorded investment	$13,742	$15,446	$17,389

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	December 31, 2013
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$52,689	$18,580	$151	$71,420
Past due 60-89 days	13,522	5,860	82	19,464
Past due 90 days or more	55,508	8,556	219	64,283
Total past due loans	$121,719	$32,996	$452	$155,167
Total current loans	2,813,435	284,104	13,290	3,110,829
Total loans	$2,935,154	$317,100	$13,742	$3,265,996
Other delinquency statistics:
In process of foreclosures, included above (2)	$43,953	$2,401	$—	$46,354
Serious delinquency rate (3)	1.9%	2.7%	1.6%	2.0%
Past due 90 days or more still accruing interest	$—	$8,556	$—	$8,556
Loans on nonaccrual status (4)	$59,244	$—	$452	$59,696

(in thousands)	December 31, 2012
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,214	$20,513	$20	$70,747
Past due 60-89 days	12,219	5,842	147	18,208
Past due 90 days or more	69,996	7,469	153	77,618
Total past due loans	$132,429	$33,824	$320	$166,573
Total current loans	3,070,963	328,351	15,126	3,414,440
Total loans	$3,203,392	$362,175	$15,446	$3,581,013
Other delinquency statistics:
In process of foreclosures, included above (2)	$54,605	$1,587	$—	$56,192
Serious delinquency rate (3)	2.2%	2.1%	1.0%	2.2%
Past due 90 days or more still accruing interest	$—	$7,469	$—	$7,469
Loans on nonaccrual status (4)	$74,051	$—	$599	$74,650
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

REO. The Bank had $8.8 million and $10.8 million of REO in other assets at December 31, 2013 and December 31, 2012, respectively.

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

Notes to Financial Statements (continued)

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

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at December 31, 2013.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for all TDRs for 2013 and 2012.

	Year Ended December 31, 2013
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$13,322	$13,270
BOB loans	332	331
Total	$13,654	$13,601

	Year Ended December 31, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$9,815	$9,558
BOB loans	457	457
Total	$10,272	$10,015

Certain TDRs may experience a payment default, which the Bank considers to be a loan 60 days or more delinquent. Conventional MPF loans totaling $6.8 million and $3.7 million had experienced a payment default during 2013, and 2012, respectively. The Bank had $3.5 million and $2.9 million of TDRs on nonaccrual status at December 31, 2013 and 2012, respectively.

Individually Evaluated Impaired Loans.

	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$501	$498	$—

With a related allowance:
Conventional MPF loans	$15,070	$15,004	$795

Total:
Conventional MPF loans	$15,571	$15,502	$795

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$507	$504	$—

With a related allowance:
Conventional MPF loans	$12,449	$12,388	$642
BOB loans	280	280	100

Total:
Conventional MPF loans	$12,956	$12,892	$642
BOB loans	280	280	100

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

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$14,552	$645	$6,391	$378	$2,929	$172
BOB loans	178	—	125	—	127	—
Total	$14,730	$645	$6,516	$378	$3,056	$172

Purchases, Sales and Reclassifications. During 2013 and 2012, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Consistent with Finance Agency requirements, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve the Bank’s risk management objectives. Finance Agency regulation and the Bank’s Risk Governance Policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk and mortgage prepayment risk positions. Derivatives are an integral part of the Bank’s financial management strategy.

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

Notes to Financial Statements (continued)

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions or of anticipated transactions;

•	manage embedded options in assets and liabilities; and

•	manage its overall asset/liability portfolio.

Types of Derivatives. The Bank’s Risk Governance Policy establishes guidelines for its use of derivatives. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•	interest rate swaps, including option-embedded interest rate swaps;

•	interest rate swaptions; and

•	interest rate caps or floors, including interest rate collars and corridors.

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

Interest Rate Swaps.  An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received or paid by the Bank in most derivatives is LIBOR.

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

Application of Derivatives. Derivative financial instruments are used by the Bank as follows:

•	by designating them as a fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction; or

•	in asset/liability management (i.e.,“economic” hedges that do not qualify for hedge accounting).

Management uses derivatives when they are considered to be a cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (economic hedges). The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or to adopt new strategies.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (referred to as cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearing House), the derivative transaction is novated and the executing counterparty is replaced with the Clearing House. The Clearing House notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the Bank of the required initial and variation margin. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Types of Hedged Items. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and

Notes to Financial Statements (continued)

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

Investments. The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. If the Bank held derivatives associated with trading securities, carried at fair value, or HTM securities, carried at amortized cost, they would be designated as economic hedges. If the Bank held AFS securities that have been hedged, those securities may qualify as either a fair value hedge or a cash flow hedge.

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

When issuing convertible advances, the Bank has the right to convert to/from a fixed rate advance from/to a variable rate if interest rates increase/decrease. A convertible advance carries an interest rate lower than a comparable-maturity fixed-rate advance that does not have the conversion feature. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancelable derivative.

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

Consolidated Obligations. The Bank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

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

Notes to Financial Statements (continued)

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

Firm Commitments. The Bank’s mortgage purchase commitments are considered derivatives and are recorded at fair value. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Since the market in which the purchase of MPF loans differs from the principle market, the transaction price may not equal fair value on the date of the inception of the commitment and may result in a gain or loss for the Bank.

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

Financial Statement Effect and Additional Financial Information. Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects the Banks' involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged. Additionally, notional values are not meaningful measures of the risks associated with derivatives.

Notes to Financial Statements (continued)

The following tables summarize the notional and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2013 and 2012. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	December 31, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,443,924	$169,718	$800,078
Derivatives not designated as hedging instruments:
Interest rate swaps	$10,730,985	$72,519	$34,829
Interest rate caps	1,064,500	7,182	—
Mortgage delivery commitments	12,279	160	—
Total derivatives not designated as hedging instruments	$11,807,764	$79,861	$34,829
Total derivatives before netting and collateral adjustments	$37,251,688	$249,579	$834,907
Netting adjustments		(182,045)	(182,045)
Cash collateral and related accrued interest		(7,561)	(475,374)
Total collateral and netting adjustments(1)		(189,606)	(657,419)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$59,973	$177,488

	December 31, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,661,620	$273,265	$878,667
Derivatives not designated as hedging instruments:
Interest rate swaps	$4,318,343	$37,767	$6,036
Interest rate caps	1,199,750	1,968	—
Mortgage delivery commitments	34,332	622	—
Total derivatives not designated as hedging instruments	$5,552,425	$40,357	$6,036
Total derivatives before netting and collateral adjustments	$31,214,045	$313,622	$884,703
Netting adjustments		(253,923)	(253,923)
Cash collateral and related accrued interest		(31,896)	(320,355)
Total collateral and netting adjustments(1)		(285,819)	(574,278)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$27,803	$310,425
Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Year ended December 31,
(in thousands)	2013	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$5,687	$5,752	$(3,043)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(5,507)	$(2,655)	$550
Interest rate caps or floors	2,630	(2,162)	(5,392)
Net interest settlements	20,444	2,311	(835)
Mortgage delivery commitments	6,982	7,525	2,765
Other	15	14	233
Total net gains (losses) related to derivatives not designated as hedging instruments	$24,564	$5,033	$(2,679)
Net gains (losses) on derivatives and hedging activities	$30,251	$10,785	$(5,722)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2013, 2012 and 2011.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2013
Hedged item type:
Advances	$290,036	$(286,937)	$3,099	$(255,143)
Consolidated obligations – bonds	(315,332)	316,551	1,219	217,753
AFS securities	6,188	(4,819)	1,369	(3,189)
Total	$(19,108)	$24,795	$5,687	$(40,579)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2012
Hedged item type:
Advances	$416,309	$(415,139)	$1,170	$(371,423)
Consolidated obligations – bonds	(75,235)	79,817	4,582	180,474
Total	$341,074	$(335,322)	$5,752	$(190,949)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2011
Hedged item type:
Advances	$(44,474)	$41,958	$(2,516)	$(486,288)
Consolidated obligations – bonds	67,775	(68,302)	(527)	213,037
Total	$23,301	$(26,344)	$(3,043)	$(273,251)
Note:

Notes to Financial Statements (continued)

(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $18.9 million, ($4.3) million and ($26.5) million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the years ended December 31, 2013, 2012 and 2011.

The Bank had no active cash flow hedging relationships during 2013, 2012 or 2011. As of December 31, 2013, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next 12 months, as well as the losses reclassified from AOCI into income, were not material.

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

For cleared derivatives, the Clearing Houses are the Bank's counterparties. The requirement that the Bank post initial and variation margin through the clearing agent, on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearing House.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 20 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2013 was $626.7 million for which the Bank has posted cash and securities collateral with a fair value of approximately $528.9 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $65.8 million of collateral to its derivative counterparties at December 31, 2013.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at December 31, 2013.

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

Notes to Financial Statements (continued)

	Derivative Assets
(in thousands)	December 31, 2013	December 31, 2012
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$234,156	$313,000
Cleared derivatives	15,264	—
Total gross recognized amount	249,420	313,000
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(205,752)	(285,819)
Cleared derivatives	16,146	—
Total gross amounts of netting adjustments and cash collateral	(189,606)	(285,819)
Net amounts after netting adjustments:
Bilateral derivatives	28,404	27,181
Cleared derivatives	31,410	—
Total net amounts after netting adjustments	59,814	27,181
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	159	622
Total derivative assets:
Bilateral derivatives	28,563	27,803
Cleared derivatives	31,410	—
Total derivative assets as reported in the Statement of Condition	59,973	27,803
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(13,778)	—
Cannot be sold or repledged
Bilateral derivatives	—	(1,343)
Net unsecured amount
Bilateral derivatives	14,785	26,460
Cleared derivatives	31,410	—
Total net unsecured amount	$46,195	$26,460

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2013	December 31, 2012
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$828,187	$884,703
Cleared derivatives	6,720	—
Total gross recognized amount	834,907	884,703
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(650,699)	(574,278)
Cleared derivatives	(6,720)	—
Total gross amounts of netting adjustments and cash collateral	(657,419)	(574,278)
Net amounts after netting adjustments:
Bilateral derivatives	177,488	310,425
Cleared derivatives	—	—
Total net amounts after netting adjustments	177,488	310,425
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	—	—
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements: (1)	—	—
Total derivative liabilities:
Bilateral derivatives	177,488	310,425
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	177,488	310,425
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(79,233)	—
Cleared derivatives	—	—
Total can be sold or repledged	(79,233)	—
Cannot be sold or repledged
Bilateral derivatives	—	(257,603)
Cleared derivatives	—	—
Total cannot be sold or repledged	—	(257,603)
Net unsecured amount
Bilateral derivatives	98,255	52,822
Cleared derivatives	—	—
Total net unsecured amount	$98,255	$52,822
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest rate futures or forwards).

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2013	2012
Computer hardware and software	$49,357	$46,545
Furniture	960	921
Leasehold improvements	2,221	2,221
Equipment and other	969	806
Total premises, software and equipment, gross	53,507	50,493
Less: Accumulated depreciation and amortization	42,371	37,194
Total premises, software and equipment, net	$11,136	$13,299
Depreciation and amortization expense on premises, software, and equipment was $5.3 million, $5.8 million and $5.6 million for 2013, 2012 and 2011, respectively. Gains and losses on disposal of premises and equipment are included in other, net income on the Statement of Income. There were no material net realized gains (losses) on disposal of premises and equipment for 2013, 2012 or 2011.
Included in total depreciation and amortization expense is amortization expense on software of $4.5 million, $5.1 million and $4.8 million for 2013, 2012 and 2011, respectively. The unamortized software balance was $9.1 million and $11.4 million at December 31, 2013 and 2012, respectively.
During 2013 and 2012, the Bank capitalized $2.7 million and $2.4 million, respectively, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 0.04%, 0.05% and 0.04% during 2013, 2012 and 2011, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2013 and 2012.

	December 31,
(in thousands)	2013	2012
Interest-bearing:
Demand and overnight	$660,598	$960,903
Noninterest-bearing:
Demand and overnight	33,754	38,988
Total deposits	$694,352	$999,891
There were no outstanding time deposits as of December 31, 2013 and December 31, 2012.
Note 14 – Consolidated Obligations

Consolidated obligations consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank records as a liability its specific portion of consolidated obligations for which it is the primary obligor.
The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the OF. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes generally sell at less than their face amount and are redeemed at par value when they mature.

Notes to Financial Statements (continued)

Although the Bank is primarily liable for its portion of consolidated obligations, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations whether or not the consolidated obligation represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, to the extent that an event should occur, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amount of the 12 FHLBanks’ outstanding consolidated obligations were $766.8 billion and $687.9 billion at December 31, 2013 and 2012, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or ever have been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
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
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2013 and 2012, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

Notes to Financial Statements (continued)

The following table details interest rate payment terms for consolidated obligation bonds as of December 31, 2013 and 2012.

	December 31,
(in thousands)	2013	2012
Par value of consolidated bonds:
Fixed-rate	$29,062,248	$31,307,129
Step-up	3,052,500	1,622,500
Floating-rate	5,580,000	1,860,000
Total par value	37,694,748	34,789,629
Bond premiums	87,961	99,090
Bond discounts	(14,019)	(18,915)
Hedging adjustments	(70,388)	265,804
Total book value	$37,698,302	$35,135,608

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,576,595	0.94%	$11,543,105	1.14%
Due after 1 year through 2 years	7,979,165	1.75	5,850,945	1.94
Due after 2 years through 3 years	2,711,605	2.29	5,617,465	2.32
Due after 3 years through 4 years	2,040,700	2.25	1,706,240	3.24
Due after 4 years through 5 years	4,594,700	1.50	2,941,900	1.86
Thereafter	7,151,890	2.14	6,155,290	2.32
Index amortizing notes	640,093	4.54	974,684	4.48
Total par value	$37,694,748	1.64%	$34,789,629	1.93%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2013 and 2012.

	December 31,
(in thousands)	2013	2012
Noncallable	$26,549,748	$26,470,629
Callable	11,145,000	8,319,000
Total par value	$37,694,748	$34,789,629

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2013 and 2012.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2013	2012
Due in 1 year or less	$23,436,595	$19,541,605
Due after 1 year through 2 years	7,914,165	4,791,445
Due after 2 years through 3 years	2,196,605	5,242,465
Due after 3 years through 4 years	1,437,200	1,590,240
Due after 4 years through 5 years	1,150,700	1,354,400
Thereafter	919,390	1,294,790
Index amortizing notes	640,093	974,684
Total par value	$37,694,748	$34,789,629

During 2013, the Bank repurchased $758 million of swapped callable bonds. These early extinguishments resulted in a net gain of $9.6 million.

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of December 31, 2013 and 2012.

	December 31,
(dollars in thousands)	2013	2012
Book value	$28,236,257	$24,148,453
Par value	28,242,236	24,154,343
Weighted average interest rate (1)	0.09%	0.12%
Note:
(1) Represents an implied rate.

Concessions on Consolidated Obligations. Unamortized concessions, included in other assets on the Statement of Condition, were $6.4 million and $6.1 million at December 31, 2013 and 2012, respectively. The amortization of such concessions is included in consolidated obligations interest expense on the Statement of Income and totaled $4.1 million, $8.1 million and $9.0 million for 2013, 2012 and 2011, respectively

Note 15 – Affordable Housing Program (AHP)

In support of the goal of providing funding for housing and economic development in its district’s communities, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need throughout the region. The AHP, mandated by statute, is the largest and primary public policy program of the FHLBanks. The AHP program is mandated by the Act, and the Bank is required to contribute 10% of its net earnings (after REFCORP when applicable) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

The Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate advances where the funds are used to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10% of net earnings (income under GAAP before interest expense related to mandatorily redeemable capital stock and the assessment for AHP but after any assessment for REFCORP until the Bank’s REFCORP was satisfied). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The Bank accrues this expense monthly based on its net earnings. The Bank reduces the AHP liability as members use subsidies. The calculation of the REFCORP assessment is discussed in Note 16 - Resolution Funding Corporation (REFCORP).

Notes to Financial Statements (continued)

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

If the aggregate 10% calculation described above was less than $100 million for all twelve FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2013, 2012 or 2011. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2013, 2012 or 2011. The Bank had outstanding principal in AHP-related advances of $2.9 million and $3.2 million at December 31, 2013 and 2012, respectively.

The following table presents an analysis of the AHP payable for 2013, 2012, and 2011.

(in thousands)	2013	2012	2011
Balance, beginning of the year	$24,457	$13,588	$13,602
Expenses	16,578	14,480	4,685
Subsidy usage, net	(4,682)	(3,611)	(4,699)
Balance, end of the year	$36,353	$24,457	$13,588

Note 16 – Resolution Funding Corporation (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. Prior to the satisfaction of the FHLBanks’ REFCORP obligation, each FHLBank was required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 15 - Affordable Housing Program (AHP) for a discussion of the AHP calculation.

Note 17 – Capital

The GLB Act required each FHLBank to adopt a capital plan and convert to a new capital structure. Under Finance Agency implementation of the GLB Act, the Bank adopted and maintains a plan (Capital Plan). The conversion was considered a capital transaction and was accounted for at par value. The Bank is subject to the following three capital requirements under its Capital Plan and Finance Agency rules and regulations. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock.

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

•
Total regulatory capital. Under this capital requirement, the Bank is required to maintain at all times a total capital-to-assets ratio of at least 4.0%. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss

Notes to Financial Statements (continued)

allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses; and

•
Leverage capital. Under this third capital requirement, the Bank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0% . Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor.

At December 31, 2013, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with its regulatory requirements. At December 31, 2013 and 2012, all of the Bank’s capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,052,654	$3,647,902	$1,029,858	$3,806,806
Total capital-to-asset ratio	4.0%	5.2%	4.0%	5.9%
Total regulatory capital	2,826,837	3,647,902	2,584,651	3,806,806
Leverage ratio	5.0%	7.7%	5.0%	8.8%
Leverage capital	3,533,546	5,471,853	3,230,814	5,710,209

The decline in the ratios from December 31, 2012 to December 31, 2013 is primarily due to repurchases of excess capital stock and the increase in total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 19, 2013, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2013.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2013 and December 31, 2012.

(dollars in thousands)	December 31, 2013
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$601,605	20.3%
Chase Bank USA, N.A., Wilmington, DE	439,802	14.8%
Santander Bank, N.A., Wilmington, DE	416,685	14.1%
Ally Bank, Midvale, UT	307,800	10.4%

(dollars in thousands)	December 31, 2012
Member(1)	Capital Stock	% of Total
Santander Bank, N.A., Wilmington, DE	$652,430	20.1%
PNC Bank, N.A., Wilmington, DE	358,945	11.1%
Chase Bank USA, N.A., Wilmington, DE	330,066	10.2%
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

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

Notes to Financial Statements (continued)

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

At December 31, 2013 and December 31, 2012, the Bank had $40 thousand and $431.6 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock totaling $1.3 million and $605 thousand were recorded as interest expense in 2013 and 2012, respectively. No dividends were paid on mandatorily redeemable stock during 2011.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2013, 2012 and 2011.

(in thousands)	2013	2012	2011
Balance, beginning of the period	$431,566	$45,673	$34,215
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	698	452,047	19,821
Redemption of mandatorily redeemable capital stock:
Withdrawals	—	—	(30)
Other redemptions (1)	(432,224)	(66,154)	(8,333)
Balance, end of the period	$40	$431,566	$45,673
Note:
(1) Reflects the impact on mandatorily redeemable capital stock for partial excess capital stock repurchases.

As of December 31, 2013, the total mandatorily redeemable capital stock reflected the balance for one institution which had been merged out of the district and is considered to be a nonmember. This capital stock supports an advance.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2013 and December 31, 2012.

	December 31,
(in thousands)	2013	2012
Due in 1 year or less	$—	$50
Due after 1 year through 2 years	40	2,323
Due after 2 years through 3 years	—	17,759
Due after 3 years through 4 years	—	124,502
Due after 4 years through 5 years	—	286,932
Total	$40	$431,566

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

Dividends and Retained Earnings. As prescribed in the FHLBanks’ amended JCEA, upon full satisfaction of the REFCORP obligation, each FHLBank was required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At December 31, 2013, retained earnings were $685.7 million, including $625.6 million of unrestricted retained earnings and $60.1 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. The Bank did not pay a dividend in 2011. Dividends paid in 2013 and 2012 were as follows in the table below. The dividend in each period was calculated on stockholders' average balances for the previous quarter.

	2013	2012
	Dividend - Annual Yield
February	0.32%	0.10%
April	0.29%	0.10%
July	1.00%	0.10%
October	1.50%	0.43%

On February 21, 2014, the Bank paid a dividend equal to an annual yield of 2.50%. The Bank repurchased $2.0 billion of excess capital stock during 2013. Currently, the Bank's practice is to repurchase all excess capital stock on a monthly basis.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for 2013, 2012 and 2011.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2010	$(962)	$(222,533)	$—	$270	$(116)	$(223,341)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	6,853	5,407	—	—	—	12,260
Net change in fair value of OTTI securities	—	14,392	—	—	—	14,392
Noncredit component of OTTI losses	—		(2,697)	—	—	(2,697)
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	41,898	2,697	—	—	44,595
Reclassifications adjustment included in net income	—	(7,278)	—		—	(7,278)
Amortization on hedging activities				16		16
Amortization - pension and post-retirement	—	—	—	—	(312)	(312)
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)

December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	29,499	45,072	—	—	—	74,571
Noncredit OTTI losses transferred	—	—	(662)	—	—	(662)
Net change in fair value of OTTI securities	—	132,795	—	—	—	132,795
Reclassifications from OCI to net income:	—		—	—	—	—
Noncredit OTTI to credit OTTI	—	9,246	662	—	—	9,908
Amortization - pension and post-retirement	—	—	—	—	(542)	(542)
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	53,705

December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	(67,912)	32,802	—	—	—	(35,110)
Net change in fair value of OTTI securities	—	25,399	—	—	—	25,399
Reclassifications from OCI to net income:
Reclassifications adjustment included in net income	41	—	—	—	—	41
Noncredit OTTI to credit OTTI	—	442	—	—	—	442
Amortization on hedging activities	—	—	—	1	—	1
Amortization - pension and post-retirement	—	—	—	—	(138)	(138)
December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340

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
The Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). During 2012, the calculation of the discount rate used to determine the funding target was changed by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21 resulted in a higher discount rate, which increased the Bank’s funded status significantly. As permitted by ERISA, the Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2012. For the Defined Benefit Plan fiscal years ended June 30, 2012 and 2011, the Bank’s contributions did not represent more than 5% of the total contributions to the plan.

(dollars in thousands)	2013		2012		2011
Net pension cost charged to compensation and benefit expense for the year ended December 31	$8,876		$3,206		$7,458
Defined Benefit Plan funded status as of July 1	101.3%	(a)	108.2%	(b)	90.3%
Bank’s funded status as of July 1	107.8%		117.9%		100.0%
(a) The Defined Benefit Plan’s funded status as of July 1, 2013 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2013 through March 15, 2014. Contributions made on or before March 15, 2014, and designated for the plan year ended June 30, 2013, will be included in the final valuation as of July 1, 2013. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2015).
(b) The funded status disclosed was preliminary as the Form 5500 had not been filed when disclosed. The Bank did not update this preliminary funded status for final results.

Included in the net pension costs above are discretionary contributions of $8.5 million, $1.5 million and $4.0 million in 2013, 2012 and 2011, respectively.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $942 thousand, $960 thousand and $983 thousand for 2013, 2012 and 2011, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $5.5 million and $4.2 million at December 31, 2013 and 2012, respectively, and the Bank recognized operating expenses of $1.1 million, $639 thousand, and $92 thousand for 2013, 2012 and 2011, respectively. The Bank owns mutual funds held in a Rabbi trust to secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. See Note 4 - Trading Securities for additional information.

Notes to Financial Statements (continued)

Post-retirement Health Benefit Plan.  The Bank sponsors a retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, participate in a health reimbursement account (HRA). The Bank will make a contribution to each participant’s HRA monthly. At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 65 years or age 60 years with a minimum of ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2013 and 2012 was $1.6 million and $1.9 million.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains a SERP, a nonqualified defined benefit retirement plan, for certain executives. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $3.1 million and $3.2 million at December 31, 2013 and 2012, respectively. The Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 - AFS Securities for additional information.
The following table sets forth the changes in benefit obligation associated with the SERP and the Post-retirement Health Benefit Plan. The funded status for both the Bank’s SERP and Post-retirement Health Benefit Plan are recognized in Other Liabilities. There are no plan assets nor any unrecognized transitional obligation.

	SERP		Post-retirement Health Benefit Plan
(in thousands)	2013	2012	2013	2012
Change in benefit obligation:
Balance, beginning of the year	$4,550	$3,779	$1,911	$1,918
Service cost	395	247	63	52
Interest cost	218	174	73	83
Amendments – changes in assumptions	(648)	287	(162)	90
Actuarial loss (gain)	1,326	376	(167)	(128)
Benefits paid	(479)	(313)	(109)	(104)
Balance, end of the year	5,362	4,550	1,609	1,911
Change in fair value of plan assets:
Balance, beginning of the year	—	—	—	—
Employer contribution	479	313	109	104
Benefits paid	(479)	(313)	(109)	(104)
Balance, end of the year	—	—	—	—
Funded status at end of year	$(5,362)	$(4,550)	$(1,609)	$(1,911)

Combined amounts recognized in Other Liabilities on the Statement of Condition for the Bank’s SERP and Post-retirement Health Benefit Plan at December 31, 2013 and 2012 were $7.0 million and $6.5 million respectively.

The following table presents the amounts recognized in AOCI at December 31, 2013 and 2012 associated with these defined benefit plans.

	SERP		Post-retirement Health Benefit Plan
(in thousands)	2013	2012	2013	2012
Net actuarial loss (gain)	$1,867	$1,418	$(377)	$(47)
Prior service cost (benefit)	—	—	(382)	(401)
Total recognized in AOCI	$1,867	$1,418	$(759)	$(448)
The following table presents the components of the net periodic benefit cost and other amounts recognized in OCI for the SERP and the Post-retirement Health Benefit Plan for 2013, 2012 and 2011.

Notes to Financial Statements (continued)

	SERP			Post-retirement Health Benefit Plan
(in thousands)	2013	2012	2011	2013	2012	2011
Net periodic benefit cost:
Service cost	$395	$247	$169	$63	$52	$46
Interest cost	218	174	165	73	83	119
Amortization of prior service cost (benefit)	—	—	(10)	(18)	(18)	(18)
Amortization of net loss	229	102	—	—	—	12
Net periodic benefit cost	$842	$523	$324	$118	$117	$159
Other changes in OCI:
Net loss (gain)	$678	$663	$672	$(329)	$(37)	$(376)
Amortization of net loss (gain)	(229)	(102)	—	—	—	(12)
Amortization of prior service cost (benefit)	—	—	10	18	18	18
Total recognized in OCI	449	561	682	(311)	(19)	(370)
Total recognized in net periodic benefit cost and OCI	$1,291	$1,084	$1,006	$(193)	$98	$(211)
The following table presents the estimated net actuarial loss (gain) and prior service cost (benefit) associated with these defined benefit plans that will be amortized from AOCI into net periodic benefit cost in 2014.

(in thousands)	SERP	Post-retirement Health Benefit Plan
Net actuarial loss	$190	$(17)
Prior service cost (benefit)	—	(18)
Total to be amortized into net periodic benefit cost	$190	$(35)
The measurement date used to determine the current year’s benefit obligations was December 31, 2013. Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s SERP and post-retirement health benefit plan for 2013, 2012 and 2011 are presented in the tables below. The discount rate for both plans as of December 31, 2013 was determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2013 and solving for the single discount rate that produces the same present value.

	SERP			Post-retirement Health Benefit Plan
Benefit Obligation	2013	2012	2011	2013	2012	2011
Discount rate	4.8%	4.0%	4.3%	5.0%	4.0%	4.5%
Salary increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

	SERP			Post-retirement Health Benefit Plan
Cost	2013	2012	2011	2013	2012	2011
Discount rate	4.0%	4.3%	5.5%	4.0%	4.5%	5.5%
Salary increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

Notes to Financial Statements (continued)

The following table presents the assumed health care cost trend rates for the Bank’s Post-Retirement Health Benefit Plan at December 31, 2013 and 2012.

	December 31,
Health Care Cost Trend Rates	2013	2012
Assumed for next year	5.0%	5.0%
Ultimate rate	5.0%	5.0%
Year that ultimate rate is reached	2013	2012

The effect of a percentage point increase or decrease in the assumed healthcare trend rates has an immaterial impact on post-retirement benefit expense and APBO.

The supplemental retirement plan and post-retirement health plan are not funded. The following table presents the estimated future benefits payments reflecting expected future services after 2013.

(in thousands)	SERP	Post-retirement Health Benefit Plan
2014	$127	$128
2015	147	140
2016	170	140
2017	197	145
2018	227	151
2019-2023	1,793	677

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
The following table includes significant outstanding related party member balances.

	December 31,
(in thousands)	2013	2012
Federal funds sold	$45,000	$245,000
Investments	168,905	179,610
Advances	37,978,850	27,399,641
Letters of credit	7,206,562	84,230
MPF loans	1,633,238	2,303,281
Deposits	10,422	5,797
Capital stock	1,834,397	1,477,835

Notes to Financial Statements (continued)

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, prepayment fees on advances, and interest expense on deposits were immaterial for the periods presented.

(in thousands)	2013	2012	2011
Interest income on advances (1)	$131,092	$132,072	$106,087
Interest income on MPF loans	101,353	134,554	167,064
Letter of credit fees (2)	1,609	—	—
Note:
(1) For 2013, 2012 and 2011, respectively, includes contractual interest income of $348.2 million, $418.8 million, and $525.1 million; net interest settlements on derivatives in fair value hedge relationships of $(214.3) million, $(271.5) million, and $(377.8) million; and total amortization of basis adjustments of $(2.8) million, $(15.2) million, and $(41.2) million.
(2) Letter of credit fees for 2012 and 2011 were immaterial.

The following table includes the MPF activity of the related party members.

(in thousands)	2013	2012	2011
Total MPF loan volume purchased	$14,558	$149,191	$4,648

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

(in thousands)	2013	2012	2011
Servicing fee expense	$916	$758	$678
Interest income on MPF deposits	7	11	4

	December 31,
(in thousands)	2013	2012
Interest-bearing deposits maintained with FHLBank of Chicago	$7,795	$11,435

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For 2013, 2012 and 2011, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During 2013, 2012 and 2011, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2013, 2012 and 2011.

Notes to Financial Statements (continued)

Note 20– Estimated Fair Values

Fair value amounts have been determined using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2013 and 2012. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of financial instruments at December 31, 2013 and 2012 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table

	December 31, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$3,121,345	$3,121,345	$—	$—	$—	$3,121,345
Interest-bearing deposits	7,795	—	7,795	—	—	7,795
Federal funds sold	2,875,000	—	2,874,983	—	—	2,874,983
Trading securities	239,190	4,576	234,614	—	—	239,190
AFS securities	6,757,717	1,998	5,617,667	1,138,052	—	6,757,717
HTM securities	3,995,530	—	3,164,059	870,771	—	4,034,830
Advances	50,247,435	—	50,346,040	—	—	50,346,040
Mortgage loans held for portfolio, net	3,224,091	—	3,351,450	—	—	3,351,450
BOB loans, net	11,400	—	—	11,400	—	11,400
Accrued interest receivable	95,374	—	95,374	—	—	95,374
Derivative assets	59,973	—	249,579	—	(189,606)	59,973
Liabilities:
Deposits	$694,352	$—	$694,357	$—	$—	$694,357
Discount notes	28,236,257	—	28,238,042	—	—	28,238,042
Bonds	37,698,302	—	37,847,493	—	—	37,847,493
Mandatorily redeemable capital stock	40	40	—	—	—	40
Accrued interest payable	97,689	—	97,689	—	—	97,689
Derivative liabilities	177,488	—	834,907	—	(657,419)	177,488

Notes to Financial Statements (continued)

Fair Value Summary Table

	December 31, 2012
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$1,350,594	$1,350,594	$—	$—	$—	$1,350,594
Interest-bearing deposits	11,435	—	11,435	—	—	11,435
Federal funds sold	4,595,000	—	4,594,970	—	—	4,594,970
Securities purchased under agreement to resell	2,500,000	—	2,499,997	—	—	2,499,997
Trading securities	353,590	3,600	349,990	—	—	353,590
AFS securities	5,932,248	1,998	4,505,016	1,425,234	—	5,932,248
HTM securities	5,664,954	—	4,551,752	1,204,003	—	5,755,755
Advances	40,497,787	—	40,668,739	—	—	40,668,739
Mortgage loans held for portfolio, net	3,532,549	—	3,791,036	—	—	3,791,036
BOB loans, net	12,846	—	—	12,846	—	12,846
Accrued interest receivable	92,685	—	92,685	—	—	92,685
Derivative assets	27,803	—	313,622	—	(285,819)	27,803
Liabilities:
Deposits	$999,891	$—	$999,893	$—	$—	$999,893
Discount notes	24,148,453	—	24,150,089	—	—	24,150,089
Bonds	35,135,608	—	35,777,834	—	—	35,777,834
Mandatorily redeemable capital stock	431,566	431,920	—	—	—	431,920
Accrued interest payable	114,003	—	114,003	—	—	114,003
Derivative liabilities	310,425	—	884,703	—	(574,278)	310,425

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2013 and 2012.

Summary of Valuation Methodologies and Primary Inputs

Cash and Due from Banks. The fair values equal the carrying values.

Notes to Financial Statements (continued)

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of December 31, 2013 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of December 31, 2013, four vendor prices were received for the Bank’s MBS holdings, and the final prices of those securities were computed by averaging the four prices. Based on the Bank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the

Notes to Financial Statements (continued)

current lack of significant market activity for private label residential MBS, the Bank believes as of December 31, 2013 private label residential MBS inputs should be classified as Level 3.

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

The Bank is subject to credit risk on bilateral derivatives transactions due to the potential nonperformance by the derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the Bank has entered into netting arrangements for its bilateral derivative transactions. In addition, the Bank has entered into bilateral security agreements with all active derivatives counterparties that provide for delivery of collateral at specified levels tied to those counterparties’ credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. For cleared derivatives, the Bank’s credit risk exposure is mitigated because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by clearing agent and/or by counterparty pursuant to the provisions of each of the Bank’s netting agreements. If these netted amounts are positive, they are classified as an asset; if negative, a liability.

The discounted cash flow analysis used to determine the fair value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	Discount rate assumption. Overnight Index Swap (OIS) curve.

•	Forward interest rate assumption. LIBOR Swap Curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	To Be Announced (TBA) securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

BOB Loans. The fair value approximates the carrying value.

Notes to Financial Statements (continued)

Deposits. The Bank determines the fair value by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. The inputs used to determine fair value of consolidated obligations are a CO curve and a LIBOR swap curve, a volatility assumption for consolidated obligations with optionality, and a spread adjustment. The OF constructs an internal curve, referred to as the CO curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity.

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank’s commitments to extend credit for advances and letters of credit was immaterial at December 31, 2013 and 2012.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at December 31, 2013 and 2012.

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and Tennessee Valley Authority obligations	$—	$234,614	$—	$—	$234,614
Mutual funds	4,576	—	—	—	4,576
Total trading securities	$4,576	$234,614	$—	$—	$239,190
AFS securities:
GSE and Tennessee Valley Authority obligations	$—	$2,096,177	$—	$—	$2,096,177
State or local agency obligations	—	14,043	—	—	14,043
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	385,296	—	—	385,296
GSE MBS	—	3,122,151	—	—	3,122,151
Private label MBS:
Private label residential MBS	—	—	1,123,624	—	1,123,624
HELOCs	—	—	14,428	—	14,428
Total AFS securities	$1,998	$5,617,667	$1,138,052	$—	$6,757,717
Derivative assets:
Interest rate related	$—	$249,419	$—	$(189,606)	$59,813
Mortgage delivery commitments	—	160	—	—	160
Total derivative assets	$—	$249,579	$—	$(189,606)	$59,973
Total assets at fair value	$6,574	$6,101,860	$1,138,052	$(189,606)	$7,056,880
Liabilities:
Derivative liabilities:
Interest rate related	$—	$834,907	$—	$(657,419)	$177,488
Total derivative liabilities (2)	$—	$834,907	$—	$(657,419)	$177,488

Notes to Financial Statements (continued)

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$349,990	$—	$—	$349,990
Mutual funds	3,600	—	—	—	3,600
Total trading securities	$3,600	$349,990	$—	$—	$353,590
AFS securities:
Other U.S. obligations	$—	$21,016	$—	$—	$21,016
GSE securities	—	1,169,344	—	—	1,169,344
State or local agency obligations	—	11,130	—	—	11,130
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	310,705	—	—	310,705
GSE MBS	—	2,992,821	—	—	2,992,821
Private label MBS:
Private label residential MBS	—	—	1,410,476	—	1,410,476
HELOCs	—	—	14,758	—	14,758
Total AFS securities	$1,998	$4,505,016	$1,425,234	$—	$5,932,248
Derivative assets:
Interest rate related	$—	$313,000	$—	$(285,819)	$27,181
Mortgage delivery commitments	—	622	—	—	622
Total derivative assets	$—	$313,622	$—	$(285,819)	$27,803
Total assets at fair value	$5,598	$5,168,628	$1,425,234	$(285,819)	$6,313,641
Liabilities:
Derivative liabilities:
Interest rate related	$—	$884,703	$—	$(574,278)	$310,425
Total derivative liabilities (2)	$—	$884,703	$—	$(574,278)	$310,425
 Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during 2013 or 2012.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3)  for the years ended December 31, 2013 and 2012 and 2011. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2013	AFS Private Label MBS- HELOCs Year Ended December 31, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(538)	873
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	204	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	25,073	326
Unrealized gains on OTTI AFS in OCI	30,574	2,228
Purchases, issuances, sales, and settlements:
Settlements	(342,165)	(3,757)
Balance at December 31	$1,123,624	$14,428
Total amount of gains (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2013	$(883)	$776

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2012	AFS Private Label MBS-HELOCs Year Ended December 31, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(5,413)	901
Net OTTI losses, credit portion	(10,251)	(1,112)
Net unrealized gains on AFS in OCI	268	—
Reclassification of non-credit portion included in net income	8,796	1,112
Net change in fair value on OTTI AFS in OCI	131,297	1,498
Unrealized gains on OTTI AFS in OCI	44,445	627
Purchases, issuances, sales, and settlements:
Settlements	(401,295)	(3,341)
Transfer of OTTI securities from HTM to AFS	11,268	—
Balance at December 31	$1,410,476	$14,758
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2012	$(15,664)	$(211)

Notes to Financial Statements (continued)

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2011	AFS Private Label MBS-HELOCs Year Ended December 31, 2011
Balance at January 1	$2,200,438	$15,357
Total gains (losses) (realized/unrealized) included in:
Net gains on sale of AFS securities	7,278	—
Net OTTI losses, credit portion	(43,721)	(977)
AOCI	56,588	5,007
Purchases, issuances, sales, and settlements:
Sales	(132,362)	—
Settlements	(547,785)	(4,314)
Transfer of OTTI securities from HTM to AFS	90,925	—
Balance at December 31	$1,631,361	$15,073
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2011	$(43,721)	$(977)

In 2013, the Bank transferred no private label MBS from its HTM portfolio to its AFS portfolio in the period in which the OTTI charge was recorded. In 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio. In 2011, the Bank transferred four private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to these transfers and the rationale for these transfers, are presented in Note 5 - AFS Securities and Note 7 - OTTI.

Note 21 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2013			December 31, 2012
Notional amount	Final Expiration Date Within One Year	Final Expiration Date After One Year (3)	Total	Total
Standby letters of credit outstanding (1)	$9,901,846	$4,763,500	$14,665,346	$7,235,919
Commitments to fund additional advances and BOB loans	411,249	—	411,249	501,087
Commitments to fund or purchase mortgage loans	12,279	—	12,279	34,332
Unsettled consolidated obligation bonds, at par (2)	32,000	—	32,000	1,420,000
Unsettled consolidated obligation discount notes, at par	750,000	—	750,000	—
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $154.1 million and $400.3 million at December 31, 2013 and 2012, respectively.
(2) Includes $15.0 million and $1.4 billion of consolidated obligation bonds which were hedged with associated interest rate swaps at December 31, 2013 and 2012, respectively.
(3) These letters of credit have a final expiration date exceeding one year but are subject to non-renewal every year or less.

Commitments to Extend Credit on Standby Letters of Credit, Additional Advances and BOB Loans. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to 5 years. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, may be outstanding for periods of up to two years.

The Bank has included in Other Income, net, standby letters of credit fees of $9.1 million, $6.0 million, and $7.5 million in 2013, 2012 and 2011, respectively. Unearned fees related to standby letters of credit are recorded in other liabilities and had a

Notes to Financial Statements (continued)

balance of $3.7 million and $1.6 million as of December 31, 2013 and 2012, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2013 and 2012. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding at December 31, 2013 and 2012 of $6.4 billion and $6.1 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program. These delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank has pledged cash and securities, as collateral, related to derivatives. Refer to Note 11 - Derivatives and Hedging Activities in this Form 10-K for additional information about the Bank's pledged collateral and other credit-risk-related contingent features.

Lease Commitments. The Bank charged to operating expense net rental costs of approximately $2.1 million for 2013, $2.2 million in 2012, and $2.1 million in 2011. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The table below presents the future minimum rentals for operating leases as of December 31, 2013.

	December 31, 2013
(in thousands)	Premises	Equipment	Total
2014	$1,930	$98	$2,028
2015	1,937	67	2,004
2016	1,849	51	1,900
2017	1,870	34	1,904
2018	1,829	—	1,829
Thereafter	13,201	—	13,201
Total	$22,616	$250	$22,866

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

Notes 1, 8, 11, 14, 15, 16, 17, 18, 19, and 22 also discuss other commitments and contingencies.

Note 22 – Subsequent Events

During January 2014, the Bank agreed with certain of its defendants to settle the Bank’s claims against them arising out of certain investments the Bank made in private-label mortgage-backed securities, for an aggregate amount of $36.6 million (which amount is net of legal fees and expenses). This amount will be recognized in the Bank’s financial statements for the quarter ended March 31, 2014.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief accounting officer (in their capacities as principal executive officer and principal financial officer, respectively), the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The Housing Act requires the Bank’s Board be comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and seven Independent Directors. All of the Bank's Directors are required to be elected by the Bank's members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. 1427 and 12 C.F.R. 1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Boards are not permitted to nominate or elect Member Directors. Institutions that are members and are required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors the Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2013, the Bank included a statement in its nomination announcement that information technology experience and risk management experience, and candidate diversity, should be considered by members when nominating candidates for Member Directorships. In 2012, 2011 and 2010, the Bank followed this same process and included statements that diversity should be considered by members when nominating candidates for Member Directorships.

Nomination of Independent Directors

For the remainder of directors (i.e., Independent Directors), the members elect these individuals on a district-wide basis to four-year terms. Independent Directors cannot be officers or directors of a Bank member. Independent Director nominees must meet certain statutory and regulatory eligibility criteria and must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, and risk management practices. In the case of a public interest Independent Director nominee, such nominee must have four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. See 12 C.F.R. 1261.6.

Finance Agency regulations permit a Bank Director, officer, attorney, employee, or agent and the Bank’s Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an Independent Directorship. Under the Finance Agency regulation governing Independent Directors, members are permitted to recommend candidates to be considered by the Bank to be included on the nominee slate and the Bank maintains a standing notice soliciting nominations for Independent Director positions on its public website.

In 2013, the Bank’s Independent Director election notice included a statement encouraging members to consider diversity, and individuals with information technology or risk management experience. Prior to finalizing the Independent Director nominee slate, the Bank’s Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2013, the Bank’s Board selected Rev. Cortés as the public interest Independent Director nominee, based on a determination that he met the required regulatory qualifications for a public interest director described above. Rev. Cortés was re-elected to the Bank’s Board in 2013 (for a term beginning January 2014) and his biographical information is set forth below.

In 2013, the Bank’s Board selected Ms. Yochem as an Independent Director nominee based on the determination that she met the regulatory qualifications (e.g., project management) and the Bank’s identified need for information technology experience. Ms. Yochem was elected to the Board (for a term beginning January 2014) and her biographical information is set forth below.

In 2012, the Bank’s Board selected Ms. Godwin as the Independent Director nominee for a new Independent Director position based on a determination that she met the required regulatory qualifications (e.g., financial management experience) described above. Ms. Godwin was elected to the Board (for a term beginning January 2013) and her biographical information is set forth below.

In 2012, the Bank’s Board selected Mr. Bond and Mr. Hudson as public interest Independent Director nominees, based on a determination that they met the required regulatory qualifications for a public interest director described above. Mr. Bond and Mr. Hudson were re-elected to the Board in 2012 (for terms beginning January 2013) and their biographical information is set forth below.

In 2011, the Bank’s Board selected Mr. Darr as the Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., financial management experience) described above. Mr. Darr was re-elected to the Bank’s Board in 2011 (for a term beginning January 2012) and his biographical information is set forth below.

In 2010, the Bank’s Board selected Ms. Breakiron-Evans as Independent Director nominee based on a determination that she met the required regulatory qualifications (e.g., financial management experience) described above. Ms. Breakiron-Evans was elected to the Bank’s Board in 2010 (for a term beginning January 2011) and her biographical information is set forth below.

2013 Member and Independent Director Elections

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

The only matter submitted to a vote of shareholders in 2013 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2013 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2013 designated by the Finance Agency. In 2013, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Member Directors re-elected were Mr. Nugent and Mr. Ward. The Independent Directors re-elected or elected were Rev. Cortés and Ms. Yochem. Information about the results of the 2013 Member and Independent Director elections, including the votes cast, was reported in Form 8-K filed on November 15, 2013, included as Exhibit 22.1 to this Form 10-K. In addition, in accordance with Finance Agency regulations, the Bank’s Board elected Mr. Blaston as a Member Director to serve the remainder of the Delaware Director term vacated by Director Garcia. Information regarding the Board’s approval of Mr. Blaston as a Member Director was reported in Form 8-K filed on November 22, 2013, see Exhibit 22.1.1 to this Form 10-K.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2014) regarding each of the Directors serving on the Bank’s Board, beginning on January 1, 2014. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Patrick A. Bond (Chair) (Independent)*	64	2007	2016	(a)(b)(c)(d)(e)(f)(g)
John K. Darr (Vice Chair) (Independent)*	69	2008	2015	(a)(b)(c)(d)(e)(f)(g)
Joseph M. Blaston (Member)	61	2013	2015	(b)(f)
Maureen Breakiron-Evans (Independent)	59	2011	2014	(c)(e)
Rev. Luis A. Cortés, Jr. (Independent)**	56	2007	2017	(d)(f)
Pamela H. Godwin (Independent)	64	2013	2015	(d)(f)(g)
Brian A. Hudson (Independent)	59	2007	2016	(a)(c)(g)
William C. Marsh (Member)	47	2012	2015	(a)(b)
Charlotte B. McLaughlin (Member)	60	2011	2014	(b)(f)(g)
Lynda A. Messick (Member) ***	61	2011	2014	(a)(c)
John S. Milinovich (Member)	61	2009	2016	(a)(c)(g)
Charles J. Nugent (Member)	65	2010	2017	(b)(e)(g)
Bradford E. Ritchie (Member)	46	2011	2014	(a)(d)
Frederick E. Schea (Member)	65	2013	2016	(b)(e)
Patrick J. Ward (Member)	58	2007	2017	(d)(e)(g)
Angela J. Yochem (Independent)	42	2014	2017	(c)(e)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources Committee
(g) Member of Executive Committee

* Serves on the Executive Committee and as a nonvoting ex-officio member of other committees.
** Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
*** Ms. Messick was appointed in 2011 to fill a seat vacated by Mr. Gibson for a term that ended December 31, 2011. She was again appointed in June 2012 to fill a seat vacated by Mr. Mason for a term that will end December 31, 2014.

Patrick A. Bond (Chair) Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a former President of the West Virginia Symphony Orchestra, Chairman of the Board of Charleston Area Alliance, Member of the Board of Directors of Mid-Atlantic Technology Research and Innovation Center (MATRIC), and a former member of the Bank’s Affordable Housing Advisory Council.

John K. Darr (Vice Chair) John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks’ Office of Finance at the end of 2007 where he had served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System’s Combined Financial Statement and was intimately involved in the FHLBank System’s SEC Registration process. Mr. Darr has a total of 43 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. In addition to his service on the Board of the Bank, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves as a Director of two non-profit entities, including Manna, Inc., a very low-income home builder, homeownership counseling, and mortgage lending entity in the District of Columbia. During his 17 years of service to this faith-based organization, Mr. Darr served as Chair of the Board’s Audit and Finance Committee, as co-chair of its Leadership Committee and as a fund-raiser. Manna, is credited with having provided more than 1,000 units of affordable housing over the past 25 years as well as counseling hundreds of homebuyers.

Joseph M. Blaston Joseph Blaston joined the Board of Directors of the Bank in November 2013. Mr. Blaston has been Director of Mortgage Banking at Santander Bank, N.A. (Santander) (formerly Sovereign Bank) since March 1, 1998. At Santander, Mr. Blaston is responsible for the day-to-day operations of retail and wholesale production, secondary marketing, loan delivery and a title company subsidiary. He is also responsible for the oversight of underwriting, loan processing and servicing functions within the mortgage banking group. He is also President of Sovereign Real Estate Investment Trust. Earlier, Mr. Blaston was President of Main Line Financial and was Chief Operating Officer at Philadelphia Mortgage Corporation. Mr. Blaston earned a Bachelor of Science degree in Business Accounting from Drexel University and is a Certified Public Accountant (CPA).

Maureen Breakiron-Evans Maureen Breakiron-Evans joined the Board of Directors of the Bank in January 2011. She retired in April 2008 as Chief Financial Officer of Towers Perrin where she headed Finance Resources and was responsible for the firm’s financial strategy since January 1, 2007. During 2005 and 2006, she was the General Auditor and Enterprise Risk Manager at CIGNA Corporation, one of the largest health insurers in the United States. Prior to that, Ms. Breakiron-Evans was Executive Vice President and CFO at Inovant, LLC, the VISA entity which was created to develop and operate Visa’s payment and transactions systems globally. She has also served in several executive positions at Transamerica Corporation and was an Audit Partner with Arthur Andersen in San Francisco. Ms. Breakiron-Evans currently serves on the Boards of Cognizant Technology Solutions, Heartland Payment Systems, Stetson University, and the World Affairs Council of Philadelphia. During 2005 through 2007, she also served on the Board of ING Direct. Ms. Breakiron-Evans is a CPA and holds degrees from Stetson University, Harvard Business School, and Stanford University.

Luis A. Cortés, Jr. Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 225 employees and manages a $20 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital, as well as on the Board of the American Bible Society. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two which are focused on financial literacy.

Pamela H. Godwin Pamela Godwin joined the Board of Directors of the Bank in January 2013. Ms. Godwin is President of Change Partners, Inc. an executive coaching and change management consulting firm. Previously, she was President and Chief Operating Officer of GMAC Insurance Personal Lines-Agency Division. Ms. Godwin is a director of Unum Group (NYSE) where she serves on the Governance and Finance Committees. She is a 2011 NACD Board Leadership Fellow and serves on the board of the Philadelphia Chapter of NACD. Ms. Godwin is currently a member of the Board of Pathways PA. She is a member of Women Corporate Directors, the Committee of 200 and Philadelphia’s Forum of Executive Women, of

which she is past President. A Phi Beta Kappa graduate of Pennsylvania State University, Ms. Godwin also holds the Chartered Property and Casualty Underwriter designation (CPCU).

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

William C. Marsh William Marsh joined the Board of Directors of the Bank in January 2012. Since January 2009, he has been Chairman of the Board, President and Chief Executive Officer of Emclaire Financial Corp. and The Farmers National Bank of Emlenton. Prior to that, he served as Executive Vice President and Chief Financial Officer of these entities since June 2006. Mr. Marsh has served as the chief financial officer or an executive of a number of publicly-traded bank holding companies since 1994. Prior to that, he served as an audit manager with the international accounting firm, KPMG. Mr. Marsh is a CPA.

Charlotte B. McLaughlin Charlotte McLaughlin joined the Board of Directors of the Bank in January 2010. Ms. McLaughlin is Executive Vice President of PNC Bank, N.A. and President and Chief Executive Officer of PNC Capital Markets, LLC. Ms. McLaughlin is responsible for all aspects of PNC’s capital markets business, including product strategy, sales, risk management, and financial accountability. Ms. McLaughlin has over 30 years of banking and securities industry experience. She joined PNC’s Corporate Banking business in July 1996 as senior vice president and managing director, responsible for the Derivatives Trading and Foreign Exchange groups. In August 2001, she assumed responsibility for the fixed income sales and trading area. She was named to her current position in July 2002. Prior to joining PNC, Ms. McLaughlin served as manager of Global Rate Risk Management Products for Mellon Bank. She is a director of the ABA Securities Association, Inc. in Washington, D.C. and is a member of the external advisory board for Penn State Schreyer Honors College. Ms. McLaughlin received her Bachelors of Science degree from Pennsylvania State University in 1975 and received a master's degree in Finance from the University of Pittsburgh in 1981.

Lynda A. Messick Lynda Messick joined the Board of Directors of the Bank in 2012 to serve the remainder of the term of a Delaware Director whose bank was acquired. Her current term expires in 2014. She is the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank, a community bank she helped found in 1979. Ms. Messick is Chair Elect of the Nanticoke Health Services board, a nonprofit health care provider in Sussex County Delaware. She also serves on the Sussex County Pension committee and is a former board member of the American Red Cross of the Delmarva Peninsula, the United Way of Delaware, Junior Achievement of Delaware, the Rehoboth Beach Film Society and the friends of the Lewes CanalFront Park. She is also Treasurer of Micronics Inc. Board of Directors, a privately held water technology company. She is a member of the Delaware Banker's Association Board and the Independent Community Bankers Association of America (ICBAA) board. Ms. Messick also serves as a director of Atlantic Community Bankers Bank.

John S. Milinovich John Milinovich joined the Board of Directors of the Bank in January 2009. Mr. Milinovich is Executive Vice President, Treasurer, and CFO of Washington Financial Bank. Mr. Milinovich's 38-year career combines strong financial expertise with 13 years of banking experience gained through executive level finance, operations, and strategic planning functions and 25 years of public accounting experience, including audit, tax, and management consulting services. At Washington Financial Bank, Mr. Milinovich provides a leadership role for the Senior Management Group, manages the financial reporting process and investment portfolios for the bank and its subsidiaries, heads up the annual budget process and oversees the Asset/Liability Management, Cash Management, Treasury and Liquidity processes. He has broad public accounting experience which spans from an international accounting firm (Ernst & Ernst - now Ernst & Young) to a number of medium-sized local CPA firms, including his own firm for over ten years. He also has experience serving as an independent bank director for a community bank. Mr. Milinovich holds a Bachelor of Science degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America's Community Bankers - National School of Banking program at Fairfield University, where he received the prestigious Chairman's Award for leadership ability and academic excellence. Over the past few years, Mr. Milinovich has served as the past Chairman of the Washington County Chamber of Commerce, on the Steering Committee of the Southwestern PA Growth Alliance, the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League - Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee.

Charles J. Nugent Charles Nugent joined the Board of Directors of the Bank in January 2010. Mr. Nugent is Vice President, Fulton Bank, N.A. Through December 31, 2013, he also served as Senior Executive Vice President and Chief

Financial Officer of Fulton Financial Corporation. Prior to joining Fulton in 1992, he served for eight years as the Chief Financial Officer of First Peoples Financial Corporation in New Jersey. Earlier in his career, he worked for Philadelphia National Corporation and Price Waterhouse. He has been active in a variety of community activities, having served on the Boards of Directors of St. Joseph’s Hospital of Lancaster, the United Way of Lancaster County, the Susquehanna Association for the Blind and Vision Impaired and the Lancaster Symphony Orchestra. He currently serves on the Boards of the Hamilton Club of Lancaster and the YMCA of Lampeter-Strasberg. Mr. Nugent earned a Bachelor of Science degree in Business Administration from LaSalle University and is a CPA.

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

Frederick E. Schea Frederick Schea joined the Board of Directors of the Bank in January 2013. Mr. Schea is the President and Chief Executive Officer of First Savings Bank of Perkasie, Perkasie, Pennsylvania. In addition to serving as President and CEO, Mr. Schea is Chairman and Director of First Savings Insurance, a full-service property and casualty agency. Mr. Schea joined First Savings Bank in December 2005. He previously served as the Chief Financial Officer of several financial institutions. Mr. Schea earned a Bachelor’s degree in Finance and an MBA from Lehigh University. He is a CPA and Certified Management Accountant who served as global Chair of the Institute of Management Accountants. Mr. Schea serves on the Board of Directors of Pearl S. Buck International, Bucks County Community College Foundation, Doylestown Health Foundation, and the Lutheran Community at Telford. He is the Past Council President of the Bucks County Council, Boy Scouts of America, and Trustee for Chalfont Chemical Fire Engine Company No. 1. He is also an Advisory Board member for Bucks County Habitat for Humanity, Board Member and Treasurer of the James A. Michener Art Museum, and Trustee for the Central Bucks Family YMCA.

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

Angela J. Yochem Angela Yochem joined the Board of Directors of the Bank in January 2014. She is the Global Chief Information Officer of BDP International, a privately-held global transportation and logistics management firm, where she is responsible for the company’s technology estate and digital products. From 2011 through 2013, Ms. Yochem was the global Chief Technology Officer at AstraZeneca, a major pharmaceutical company, where she was responsible for the company’s technology strategy and engineering. She joined AstraZeneca from Dell, where she held several executive roles, and was ultimately responsible for all technology supporting the company’s services business. Prior to 2008, Ms. Yochem held executive roles at Bank of America and SunTrust, and senior roles at UPS and IBM. Ms. Yochem is a published author and U.S. Patent holder and serves on the advisory boards of the University of Tennessee Electrical Engineering and Computer Science department, Patients Matter, and cWyze.

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the Bank’s independent Registered Public Accounting Firm (“RPAF”) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Committee.

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

As of February 28, 2014, the Audit Committee was composed of Messrs. Hudson (Chair), Ritchie, (Vice Chair), Milinovich, and Marsh, and Ms. Messick. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson, Ritchie, Milinovich, and Marsh, and Ms. Messick are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson, Ritchie, Milinovich, and Marsh, and Ms. Messick are not independent. Messrs. Hudson, Ritchie, Milinovich, and Marsh, and Ms. Messick are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2014) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	59	President and Chief Executive Officer
Kristina K. Williams	49	Chief Operating Officer
John C. Mason	59	Chief Strategy Officer
David G. Paulson	49	Chief Financial Officer
Michael A. Rizzo	52	Chief Risk Officer
Dana A. Yealy	54	General Counsel and Corporate Secretary
Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer, effective January 1, 2011. Previously, he was Chief Operating Officer of the Bank, a position that he assumed in November 2009. Mr. Watson served as Managing Director at J.P. Morgan in Hong Kong from 2007 through 2009 after serving that company in various capacities in New York for 22 years. In Hong Kong, he served as senior client executive for J.P. Morgan’s Asia Pacific central banks and sovereign wealth funds, head of its Asia Pacific debt capital markets, and as chairman of its Asia Pacific investment banking business evaluation committee. Earlier, Mr. Watson was Managing Director of J.P. Morgan in New York, where he helped build the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises, including FHLBanks. His background also includes several financial advisory assignments on behalf of FHLBanks. Mr. Watson holds an MBA from Stanford University and a Bachelor of Arts from the University of Virginia.
Kristina K. Williams, Chief Operating Officer, joined the Bank in 2004 as Chief Accounting Officer and has held a number of executive positions at the Bank. As Chief Operating Officer, she has responsibility for all member-facing activities, including member services, community investment, product delivery, communications and information technology. Ms. Williams became Chief Financial Officer in 2006; Executive Vice President, with additional responsibility for technology and operating services and human resources, in 2010; and Chief Operating Officer in 2011. Previously, Ms. Williams served as Chief Financial Officer of Wholesale Banking for PNC Financial Services Group, where she also spent time in SEC and regulatory reporting and served as Director of Accounting Policy. In addition, her previous experience includes public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated from West Liberty State College, received her master’s in Professional Accountancy from West Virginia University and is a CPA. Ms. Williams is also a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants and the Board of Directors for the West Liberty State College Foundation.
John C. Mason, Chief Strategy Officer, joined the Bank in 2012 with responsibility for the continual execution of strategic initiatives and alignment of resources in the context of the Bank’s vision, mission and plans. He also has responsibility for business process management and administrative services. He has served as a member of the Bank’s Board of Directors and Chair of its Finance and Risk Management Committee. Prior to joining the Bank, Mr. Mason was Chief Investment Officer and Treasurer, and Head of Market and Credit Risk Management, for ING DIRECT in Wilmington, Delaware. Mr. Mason joined ING in 2004. Prior to his work at ING, Mr. Mason held senior roles in treasury and risk management for a number of super-regional and regional banks. He holds a Bachelor of Science in Business Economics from Indiana University at Bloomington.

David G. Paulson, Chief Financial Officer, joined the Bank in March 2010 as Director, Mortgage Finance and Balance Sheet Management, was named Managing Director of Capital Markets in 2012 and became the Bank’s Chief Financial Officer effective September 3, 2013. As Chief Financial Officer, Mr. Paulson has responsibility for the Bank’s balance sheet management and capital markets activities. Mr. Paulson does not have responsibility for the Bank’s financial reporting. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities. Most recently, he served as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a Bachelor of Science in Finance and an MBA, both from Duquesne University.

Michael A. Rizzo, Chief Risk Officer, joined the Bank in March 2010. Mr. Rizzo is responsible for the oversight of the Bank's risk function, which includes market risk; operations and compliance risk; and credit risk to members, counterparties and structured credit. He is a member of all major committees in the Bank and is chair of the Risk Management Committee. Previously, Mr. Rizzo served as Chief Risk Officer for the U.S. residential mortgage lending unit of GMAC ResCap and Chief Credit Officer for Ally (GMAC) Bank. In addition, his previous experience includes 15 years of risk and portfolio management experience with various banks and seven years with the Office of the Comptroller of the Currency, where he was a commissioned National Bank Examiner. He holds a Bachelor of Science in Accounting from Bucknell University and also held a license as a CPA in Pennsylvania.

Dana A. Yealy, General Counsel, joined the Bank in 1986 and is responsible for the legal, government relations, corporate secretary, ethics and human resources functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned a degree in Economics from Westminster College, a Juris Doctorate from the Dickinson School of Law and an LL.M. in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania and Allegheny County Bar Associations.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Accounting Officer (who serves as the Bank’s principal financial officer), Controller, and those individuals who perform similar functions. A copy of the code of ethics is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. Any amendments to the Bank’s Code of Conduct are posted to the Bank’s public website, www.fhlb-pgh.com.

Item 11: Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (CD&A) presents information related to the Bank's compensation program for its Principal Executive Officer (the CEO) and other Named Executive Officers (other Executives). Consistent with SEC regulations, the compensation information presented in this section also includes compensation information for the Bank’s Chief Accounting Officer (CAO), who served as the Bank’s Principal Financial Officer for a portion of 2013 and currently serves as the Principal Financial Officer. The information includes, among other things, the objectives of the Bank's compensation program and the elements of compensation the Bank provides to its CEO, other Executives, and CAO.

The Bank's Board has determined that it is necessary to consider the nature, level, and cumulative effect of all elements of the Bank's compensation and benefits program to establish each element of the program at the appropriate level.

2013 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

In 2013, the Bank's CEO, other Executives, and CAO were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks; (2) other FHLBanks; and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets. The peer group data was collected and analyzed by the Bank’s compensation consultant, McLagan, an Aon Hewitt company. For certain positions, when considering data from the larger peer group companies, and with input from McLagan, applicable job specific benchmarks for the Bank’s CEO and other Executives were identified, as they were determined to be market comparable and represented realistic employment opportunities. Typically, the identified positions at the larger peer group institutions were at a lower level than the comparative Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies). In benchmarking compensation data for the CAO, a similar approach was taken. Internal Bank staff collected market data from published third-party surveys for similar jobs at other FHLBanks as well as commercial banks and other financial institutions. The Bank targets the median total compensation for the benchmarked positions.

In 2012, the Bank revised its executive officer incentive plan to allow the Bank to align compensation levels to the median of the market as articulated by the compensation philosophy as discussed above. For 2013, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period. The CAO participated in the Bank’s Key Employee Incentive Compensation Plan which was substantially similar to the executive officer plan except that: 1) the award opportunities as a percentage of base salary are lower and 2) 30% of each award amount instead of 50% is subject to deferral. Additionally, to maintain cash compensation at a competitive level, the incentive plans include a transition to address the migration to an incentive compensation plan with a deferral component.

For 2013, as part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertained to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The only portion of the compensation package in which the risk element exists and should be considered is the incentive compensation awards. Details regarding the 2013 incentive compensation goals are discussed below.

For 2013, for the CEO and other Executives, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review which considered the following peer groups. For this October 15, 2013 study, the “commercial bank” peer group (“Divisional Head” benchmark) included the following firms:

ABN AMRO Securities (USA) LLC	Credit Agricole CIB	Natixis
AIB Capital Markets	Credit Industriel et Commercial	Nord/LB
Ally Financial Inc.	Dexia	OCBC Bank
Australia & New Zealand Banking Group	DnB Bank	PNC Bank
Banco Bilbao Vizcaya Argentaria	DVB Bank	Rabobank Nederland
Banco Santander	DZ Bank	RBS/Citizens Bank
Banco Hapoalim	East West Bancorp	Regions Financial Corporation
Bank of America	Espirito Santo Investment	Royal Bank of Canada
Bank of China	Fannie Mae	Sallie Mae
Bank of Ireland Corporate Banking	Fifth Third Bank	Societe Generale
Bank of the West	First Niagara	Sovereign Bank
Bank of Tokyo- Mitsubishi UFJ	First Tennessee Bank/First Horizon	Standard Bank
Bayerische Landesbank	Freddie Mac	Standard Chartered Bank
BBVA Compass	Frost National Bank	SunTrust Banks
BMO Financial Group	GE Capital	SVB Financial Group
BNP Paribas	HSBC	Synovus
BOK Financial Corporation	ING	TD Securities
Branch Banking & Trust Co.	JP Morgan	The Bank of Nova Scotia
Capital One	KBC Bank	The CIT Group
China Construction Bank	KeyCorp	The NorinchukinBank, New York Branch
China International Capital Corporate	Landesbank Baden-Wuerttenberg	U.S. Bancorp
China Merchants Bank	Lloyds Banking Group	UniCredit
CIBC World Markets	M&T Bank Corporation	Union Bank, N.A.
Citigroup	Macquarie Bank	Webster Bank
City National Bank	Mitsubishi UFJ Trust & Banking Corporation (USA)	Wells Fargo Bank
Comerica	Mizuho Corporate Bank, Ltd.	Westpac Banking Corporation
Commerzbank	National Australia Bank	Zions Bancorporation
Commonwealth Bank of Australia

The Federal Home Loan Bank peer group included the other 11 Federal Home Loan Banks.

The CEO and other Executives’ benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets included:

Astoria Financial Corp.	First BanCorp.	Prosperity Bancshares Inc.
BancFirst Corp.	First Commonwealth Financial	Provident Financial Services
BancorpSouth Inc.	First Financial Bancorp.	Signature Bank
Bank of Hawaii Corp.	First Interstate BancSystem	Susquehanna Bancshares Inc.
BankUnited Inc.	First Midwest Bancorp Inc.	SVB Financial Group
BBCN Bancorp Inc.	FirstMerit Corp.	TCF Financial Corp.
Beneficial Mutual Bncp (MHC)	Fulton Financial Corp.	Texas Capital Bancshares Inc.
Berkshire Hills Bancorp. Inc.	Glacier Bancorp Inc.	Trustmark Corp.
Boston Private Financial	Hancock Holding Co.	UMB Financial Corp.
Brookline Bancorp Inc.	IBERIABANK Corp.	Umpqua Holdings Corp.
Capital Bank Finl Corp	International Bancshares Corp.	United Bankshares Inc.
CapitalSource Inc.	MB Financial Inc.	United Community Banks Inc.
Cathay General Bancorp	National Penn Bancshares Inc.	Valley National Bancorp
Chemical Financial Corp.	NBT Bancorp Inc.	Webster Financial Corp.
Citizens Republic Bancorp Inc.	Old National Bancorp	WesBanco Inc.
Community Bank System Inc.	PacWest Bancorp	Westamerica Bancorp.
CVB Financial Corp.	Park National Corp.	Western Alliance Bancorp
Doral Financial Corp.	PrivateBancorp Inc.	Wintrust Financial Corp.
F.N.B. Corp.

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

The CEO has primary oversight responsibility for the CAO’s base salary increases. With respect to incentive compensation goals, as a key employee, 50% of the CAO’s incentive award in 2013 was based on performance against Bank goals and 50% is based on individual goals. Aggregate payout amounts are reviewed with the HR Committee.

Role of the Federal Housing Finance Agency

The FHLBanks' regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Director of the Finance Agency may also restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments. The Finance Agency has issued final Executive Compensation and Golden Parachute Regulations effective February 27, 2014. Under the Executive Compensation Regulation, additional advance notice and approval requirements are imposed in regard to an FHLBank entering into or adopting: (1) employment agreements; (2) severance policy/agreements; (3) incentive compensation award payouts; (4) material modifications to nonqualified plans; and (5) any ad hoc termination payments. Additionally, the Finance Agency has directed the Bank and all the FHLBanks to submit to the Agency at least four weeks prior to action by the Bank's Board all proposed compensation and benefits actions regarding the CEO or other Executives that require Board approval and are subject to final Finance Agency review and non-objection. The Golden Parachute Regulation requires an FHLBank to obtain approval of certain defined termination payments or agreements to make payments upon employment termination to employees or officers (including executive officers) in the event that an FHLBank is subject to a triggering event (for example, insolvency, subject to appointment of a conservator or receiver) at the time it enters into such an agreement or makes such payments. See

Item 7. Part II Legislative and Regulatory Developments section of this Form 10-K for additional information on the Executive Compensation and Golden Parachute Regulations.

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

Determining the CEO's Cash Compensation

In 2013, the HR Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. Based on this analysis, the CEO's 2013 base salary was $675,000.

Determining Other Executives' and CAO’s Cash Compensation

In 2013, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the HR Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives.

Effective January 1, 2013, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation. For 2014, merit increases were approved for the CEO and other Executives by the Board, and the Bank received non-objection from the Finance Agency. The CAO’s merit increase was approved by the CEO. All merit increases were made effective as of January 1, 2014.

Executive Officer Incentive Plans

2013 Executive Officer Incentive Compensation Plan (2013 Plan):
The 2013 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2013 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	40%	70%	100%
COO	30%	50%	70%
Other NEOs	20%	40%	60%

Note as previously reported, the 2013 Plan was amended in March 2013 to, among other things, modify the goals for the executive officers and the CRO. The 2013 plan also provides for the vesting of deferred award installments in event of a Change in Control. The references throughout to the 2013 Plan refer to the amended Plan. See Exhibit 10.11.1 to the Bank’s quarterly report on Form 10-Q filed on May 8, 2013.

Under the 2013 Key Employee Incentive Compensation Plan (2013 Key Employee Plan), the CAO was eligible for the following award opportunity level (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CAO	18%	27.5%	37%

See Exhibit 10.11.2 to this Form 10-K.

As of December 31, 2013, for the CEO and other Executives, the Board evaluated performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2013 and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award;

and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2013 current awards and deferred incentive award installments are paid under the 2013 Plan:

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

For the 2013 Key Employee Plan, the following table illustrates how the 2013 current awards and deferred incentive award installments are paid for the CAO:

Payment	Description	Payment Year*
Current Incentive Award	70% of total award	2014
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2015
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2016
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2017
* Payment will be made no later than March 15 in the year indicated.

Stated Bank Performance Criteria. Payment of each deferred incentive award installment (under the 2013 Plan and the 2013 Key Employee Plan) is contingent on the Bank continuing to meet the stated Bank performance criteria. In addition, they provide that in no event will the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary. The Bank performance criteria are:

•	MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and

•	Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each December 31 of the deferred payment period.

The deferred incentive award payout opportunity at threshold, target, and maximum in regard to these criteria is set forth in the Grants of Plan-Based Awards table. Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. The Board will also consider and may exercise its discretion to adjust an award downward based on the following qualitative criteria: (1) insufficient remediation of examination findings; and (2) timeliness of Finance Agency, SEC, and OF filings or any material misstatement in such filings. In addition, the Board has the authority to adjust incentive award amounts or reclaim award payments in the event of gross misconduct, gross negligence or materially inaccurate financial statements. The Board may decline to adjust or reclaim any outstanding award if it determines that this action would violate applicable law. See notations under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2013 Plan and the 2013 Key Employee Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. Any participant who is terminated by the Bank for cause (as defined in the 2013 Plan and 2013 Key Employee Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plans provide for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.11.1 to the Bank’s quarterly report on Form 10-Q filed on May 8, 2013 for the full terms of the 2013 Plan and Exhibit 10.11.2 to this Form 10-K for the full terms of the 2013 Key Employee Plan.

2014 Executive Officer Incentive Compensation Plan (2014 Plan):
For 2014, the Board has adopted the 2014 Plan which is subject to final Finance Agency review and non-objection. The 2014 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2014 plan terms are the same as the 2013 term, including providing for the vesting of deferred award installments in event of a Change in Control. The 2014 Plan establishes the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	40%	70%	100%
COO	30%	50%	70%
Other NEOs	20%	40%	60%

For 2014, the Board has adopted the 2014 Key Employee Incentive Compensation Plan (2014 Key Employee Plan) in which the CAO participates that establishes the following award opportunity levels (expressed as a percentage of base salary) for the CAO:

Participant Level	Threshold	Target	Maximum
CAO	18%	27.5%	37%

See Exhibit 10.12.1 to this Form 10-K.

Following December 31, 2014, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2014 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2014 current awards and deferred incentive award installments would be paid under the 2014 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2015
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2016
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2017
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2018
* Payment will be made no later than March 15 in the year indicated.

For the 2014 Key Employee Plan, the following table illustrates how the 2014 current awards and deferred incentive award installments would be paid for the CAO:

Payment	Description	Payment Year*
Current Incentive Award	70% of total award	2015
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2016
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2017
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2018
* Payment will be made no later than March 15 in the year indicated.

Stated Bank Performance Criteria. Payment of each deferred incentive award installment under the 2014 Plan and the 2014 Key Employee Plan is contingent on the Bank continuing to meet the stated Bank performance criteria. In addition, they provide that in no event will the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•	MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and

•	Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each December 31 of the deferred payment period.

The deferred incentive award payout opportunity in regard to these criteria is set forth in the Grants of Plan-Based Awards table. Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. The Board will also consider and may exercise its discretion to adjust an award downward based on the following qualitative criteria: (1) insufficient remediation of examination findings; and (2) timeliness of Finance Agency, SEC, and OF filings or material misstatements in regard to such filings. See notations under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2014 Plan and 2014 Key Employee Plan, as applicable) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2014 Plan and the 2014 Key Employee Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plans provide for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.12 and Exhibit 10.12.1 to this Form 10-K for the full terms of the 2014 Plan and the 2014 Key Employee Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2013.

2013 Transition Incentive Plan (Transition Plan) and 2013 Key Employee Transition Plan (Key Employee Transition Plan)

The Transition Plan and Key Employee Transition Plan were established to assist in the transition of the Bank's incentive plans from a plan without a deferred component to plans with a deferred component. The Transition Plan and Key Employee Transition Plan are administered consistent with the terms of the Bank's 2013 Plan and 2013 Key Employee Plan excluding those provisions governing deferred awards. The annual goals under the 2013 Plan and 2013 Key Employee Plan serve as the 2013 transition plan goals. The award levels under the Transition Plan and 2013 Key Employee Plan were established to bridge the participants' cash compensation levels until the ongoing deferred payments are fully implemented and are expressed as a percentage of base salary as follows:

Participant Level		Threshold Incentive Award Opportunity	Target Incentive Award Opportunity	Maximum Incentive Award Opportunity
CEO	2013	8.6%	15.0%	21.5%
COO	2013	6.45%	10.7%	15.0%
Other NEOs	2013	4.3%	8.6%	12.9%
CAO	2013	2.32%	3.55%	4.77%

The Transition Plan and Key Employee Transition Plan further provide that in no event will the aggregate amount of any transition award, current incentive award, and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary. See Exhibit 10.10.1 to the Bank's 2011 Form 10-K for full terms of the Transition Plan and Exhibit 10.10.2 to the Bank's 2013 Form 10-K for full terms of the Key Employee Transition Plan.

Perquisites and Other Benefits

The Board views the perquisites afforded to the CEO, other Executives and the CAO as an element of the total compensation program, provided primarily as a benefit associated with their overall position duties and responsibilities. Examples of perquisites for the CEO and/or other Executives may include the following:

•	Personal use of a Bank-owned/leased automobile;

•	Financial and tax planning;

•	Payment of relocation expenses; and

•	Business club membership.

The Bank may also provide a tax gross-up for some of the perquisites offered, including relocation benefits. Additionally, for the CEO, other Executives and the CAO, the Bank provides parking. Perquisites for the CEO, other Executives and the

CAO are detailed on the Summary Compensation Table and accompanying narrative, where an individual’s aggregate perquisites exceeded $10,000.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker's compensation insurance, and life and accident insurance. The CEO, other Executives, and the CAO participate in these benefits on the same basis as all other full-time employees. In addition, the CEO other Executives and the CAO are eligible for an individual disability income insurance if the Executive's salary exceeds the monthly long term disability limit.

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

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $255 thousand for 2013.

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

The portion of the incentive compensation award percentages that are included in determining the CEO's and other Executives' SERP benefit is capped at no more than the amount of the incentive compensation award referenced in the SERP plan document. The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.5.1 and 10.5 to the Bank’s 2012 Form 10-K. The CAO is not eligible to participate in the SERP.

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

Years of service:	Bank match:
2-3 years	100% match up to 3% of employee's base salary
4-5 years	150% match up to 3% of employee's base salary
More than 5 years	200% match up to 3% of employee's base salary

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

Thirty days prior to the beginning of the calendar year in which the compensation is to be earned and paid, the CEO and other Executives may elect to defer a percentage of their cash compensation. The CEO and other Executives may defer up to 80% of their total cash compensation, less their contributions to the qualified Thrift Plan. The Executive Officer Incentive Compensation Plans provide for a deferred award component as described above. The deferred portion of an incentive award is not eligible for deferral under the Supplemental Thrift Plan.

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

The portion of any incentive compensation award that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is capped at no more than the amount of the incentive award referenced in the Supplemental Thrift Plan document. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6 to the Bank’s 2012 Form 10-K. The CAO is not eligible to participate in the Supplemental Thrift Plan.

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

Severance Policy (excluding Change-in-Control)

The Bank provides severance benefits to the CEO, other Executives, and the CAO. These benefits reflect the potential difficulty employees may encounter in their search for comparable employment within a short period of time.

The Bank's severance policy is designed to help bridge this gap in employment. The policy provides the following for other Executives and the CAO:

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

With the appointment of Winthrop Watson as CEO effective January 1, 2011, the Bank executed an Amended and Restated CIC Agreement, effective January 1, 2011, as disclosed in the Bank's Current Report on Form 8-K filed on December 8, 2010. Accordingly, during 2013, the CEO would also have been eligible for a payment equal to: (1) 12% of his compensation (as defined in the Bank's supplemental thrift plan) and (2) the retirement benefit amount that would have been provided under the qualified and nonqualified defined benefit plans if the CEO's qualified and nonqualified retirement plan benefits had vested as of December 31, 2013. See Exhibit 10.9.4 to the Bank's 2010 Form 10-K for details regarding this agreement. The CAO is not eligible for a CIC agreement.

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2013 and there are no current Interlocks. With respect to Directors Godwin, McLaughlin, Blaston and Cortés, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K and for information regarding transactions with PNC Bank and Santander Bank, N.A., respectively, which were approved under the Bank's Related Person Transaction Policy.

The HR Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the HR Committee has recommended to the Board that the CD&A be included in the Bank’s 2013 Form 10-K.

The Human Resources Committee of the Board of Directors

Ms. Pamela H. Godwin            Chair
Ms. Charlotte B. McLaughlin        Vice-Chair
Mr. Joseph M. Blaston
Rev. Luis A. Cortés, Jr.

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value (8)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2013	$675,000	$—	$618,041	$114,000	$60,445	$1,467,486
	2012	650,000	—	510,250	128,000	44,613	1,332,863
	2011	625,000	—	593,156	104,000	40,508	1,362,664
Kristina K. Williams (2) Chief Operating Officer	2013	$431,267	$—	$276,108	$76,000	$37,302	$820,677
	2012	414,680	—	228,074	137,000	28,345	808,099
	2011	381,667	—	270,200	135,000	25,346	812,213
Edward V. Weller(3) Chief Accounting Officer	2013	$200,078	$4,235	$72,947	$15,000	$6,029	$298,289
Michael A. Rizzo (4) Chief Risk Officer	2013	$307,104	$—	$165,504	$26,000	$25,162	$523,770
	2012	298,159	—	140,433	46,000	19,990	504,582
	2011	286,004	—	189,048	40,000	19,115	534,167
Dana A. Yealy (5) (9) General Counsel	2013	$280,329	$—	$154,281	$—	$22,970	$457,580
	2012	272,164	—	128,189	207,000	18,471	625,824
	2011	260,444	—	175,930	377,000	17,409	830,783
John C. Mason(6) Chief Strategy Officer	2013	$271,809	$—	$127,856	$43,000	$18,360	$461,025
David G. Paulson (7) Chief Financial Officer	2013	$270,006	$—	$126,278	$19,000	$20,587	$435,871
Notes:
(1) For 2013, Mr. Watson's non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $60,000 and the remainder is insurance premium contributions. For 2012, Mr. Watson's non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $44,589. For 2011, Mr. Watson's non-equity incentive plan compensation was the amended TIP described in the Bank's 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $40,484.

(2) For 2013, Ms. Williams’ non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. Ms. Williams served as the Bank’s principal financial officer until September 3, 2013. All other compensation included employer contributions to defined contribution plans of $35,207 and the remainder is insurance premium contributions. For 2012, Ms. Williams’ non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $28,321. For 2011, Ms. Williams’ non-equity incentive plan compensation was the amended TIP described in the Bank's 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $25,322.

(3) In 2013, Mr. Weller, Chief Accounting Officer (CAO), became the Bank’s principal financial officer effective September 3, 2013 and reports directly to the CEO. Mr. Weller’s non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in 2012 under the Key Employee Plan. All other compensation included employer contributions to defined contribution plans of $6,002 and the remainder is insurance premium contributions. As Mr. Weller does not participate in the executive incentive compensation plans, Mr. Weller is eligible to participate in the Bank’s current staff (non-executive) discretionary award program recognizing excellent performance. In 2013, he received an award of $4,235 under this program, which was approved by the CEO.

(4) For 2013, Mr. Rizzo's non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $25,135 and the remainder is insurance premium contributions. For 2012, Mr. Rizzo's non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $19,966. For 2011, Mr. Rizzo's non-equity incentive plan compensation was the amended TIP described in the Bank’s 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $19,091.

(5) For 2013, Mr. Yealy's non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $22,943 and the remainder is insurance premium contributions. For 2012, Mr. Yealy's non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $18,447. For 2011, Mr. Yealy's non-equity incentive plan compensation was the amended TIP described in the Bank’s 2011 Form 10-K. All other compensation included employer contributions to defined contribution plans of $17,385.

(6) For 2013, Mr. Mason’s non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in 2012 under the Executive Officer Incentive Compensation Plan pro-rated 4 months based on his hire date. All other compensation included employer contributions to defined contribution plans of $18,333 and the remainder is insurance premium contributions.

(7) In 2013, Mr. Paulson became the Chief Financial Officer. Mr. Paulson is one of the Bank’s executives, and the Bank has determined to include his compensation information. As Chief Financial Officer, Mr. Paulson has responsibility for the Bank’s balance sheet management and capital markets activities. Mr. Paulson does not have responsibility for financial reporting and is not the principal financial officer. The CAO does not report to him. Mr. Paulson’s non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in 2012 under the Key Employee Plan. All other compensation included employer contributions to defined contribution plans of $20,560 and the remainder is insurance premium contributions.

(8) The 2013 Change in Pension Value was reduced over the prior year due to an increase in interest rates in 2013, which lowers the present value of the pension benefits.

(9) Mr. Yealy is a long-service employee, so the impact to the present value of his pension benefits due to the rise in interest rates was more significant, and caused his 2013 Change in Pension Value to be negative $96,000. Such negative amount is not taken into account in determining his total compensation.

Non-Equity Incentive Plan Compensation

Under the 2013 Plan, the actual annual award opportunity for January 1, 2013, through December 31, 2013 and payouts are based on a percentage of the executive's base salary as of December 31, 2013. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal, for the CEO and other Executives except the CRO and the CAO are as follows:

•	Build Strength and Flexibility:
A.Achieve MV/CS percentage at December 31, 2013 (25% weighting);
B.    Increase retained earnings consistent with the 2013 Operating Plan (25% weighting);

•	Serve the Membership:
C.    Achieve targeted member and potential member outreach in 2013 (20% weighting);
D.    Achieve a targeted average number of Bank product touch points with members (15% weighting); and

•	Vitalize Communities:

E.	Increase the number of touch points with members that submit an application, enroll in or participate in a community investment product or initiative (15% weighting).

		To Achieve:					Payout %
Goal	Weighting	Threshold Payout	Target Payout	Maximum Payout	2013 Results	Achievement Level	CEO	COO	Other Executives
A	25%	115	120	125	128	Maximum	25%	17.5%	15%
B	25%	$48 million	$85 million	$105 million	$126 million	Maximum	25%	17.5%	15%
C	20%	175	190	215	228	Maximum	20%	14.0%	12%
D	15%	1.35	1.42	1.56	1.73	Maximum	15%	10.5%	9%
E	15%	85	90	95	144	Maximum	15%	10.5%	9%
Total Payout							100%	70%	60%
For performance achievement between threshold and target or target and maximum, the 2013 Plan provides for interpolation to determine the incentive compensation payout. See Exhibit 10.11.1 to the Bank’s quarterly report on Form 10-Q filed on May 8, 2013 for additional information.

Named Executive Officer	Salary on which incentive is based (1)	Incentive payout %	Incentive potential $ (2)	2013 actual incentive payout (A)	Transition incentive payout % (3)	2013 actual transition payout $ (B)	2012 deferred incentive$ (C) (7)	Total incentive payout (4)
Winthrop Watson	$675,000	100%	$675,000	$337,500	21.5%	$145,125	$135,416	$618,041
Kristina K. Williams	$431,267	70%	$301,887	$150,943	15.0%	$64,690	$60,474	$276,107
Dana A. Yealy	$280,329	60%	$168,197	$84,099	12.9%	$36,162	$34,020	$154,281
John C. Mason(5)	$271,809	60%	$163,085	$81,543	12.9%	$35,063	$11,250	$127,856
David G. Paulson(6)	$270,006	60%	$162,004	$81,002	12.9%	$34,831	$10,445	$126,278
Note:
(1) Base salary in effect on December 31, 2013 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout in 2014 and the remaining amount will be deferred and contingently payable in 2015, 2016 and 2017.
(3) The annual goals under the 2013 Incentive Plan serve as the 2013 goals under the Transition Plan as described above and determine the payout percentage.
(4) Total incentive payout includes the sum of columns (A) (B) and (C).
(5) Mr. Mason’s 2012 deferred incentive was pro-rated based on his hire date.
(6) Mr. Paulson’s 2012 deferred incentive was earned in 2012 under the Key Employee Incentive Compensation Plan.
(7) Based on the provisions of the 2012 Executive Officer Incentive Compensation Plan the deferral amount from the 2012 plan year includes a 25% increase since the deferral was met at the maximum level payout.

For the CRO, the specific goals and total weighting for each goal are as follows:

•	Build Strength and Flexibility:
A.Achieve MV/CS percentage at December 31, 2013 (20% weighting);
B.    Increase retained earnings consistent with the 2013 Operating Plan (20% weighting);

•	Embrace Operational Excellence:

C.	Risk management department will complete five initiatives that improve analytics, efficiency or compliance (40% weighting); and

•	Serve the Membership:
D.    Achieve targeted member and potential member outreach in 2013 (20% weighting).

		To Achieve:
Goal	Weighting	Threshold Payout	Target Payout	Maximum Payout	2013 Results	Achievement Level	Payout %
A	20%	115	120	125	128	Maximum	12.0%
B	20%	$48 million	$85 million	$105 million	$126 million	Maximum	12.0%
C	40%
Initiatives to improve analytics, efficiency, or compliance:
1.    Risk model upgrades
2.    Counterparty Management – derivative clearing and derivative risk management
3.    Continued enhancement of Insurance Company risk oversight
4.    Compliance Framework design and implementation
5.    Implementation of Advisory Bulletin 2012-02 (Framework for Adversely Classifying Loans, Other Real estate Owned, and Other Assets and Living Assets for Special Mention)
						Maximum Maximum Target Maximum Maximum	4.8% 4.8% 3.2% 4.8% 4.8%
D	20%	175	190	215	228	Maximum	12.0%
Total Payout							58.4%
For performance achievement between threshold and target or target and maximum, the 2013 Plan provides for interpolation to determine the incentive compensation payout. See Exhibit 10.11.1 to the Bank’s quarterly report on Form 10-Q filed on May 8, 2013 for additional information.

Named Executive Officer	Salary on which incentive is based (1)	Incentive payout %	Incentive potential $ (2)	2013 actual incentive payout (A)	Transition incentive payout % (3)	2013 actual transition payout $ (B)	2012 deferred incentive $ (C) (5)	Total incentive payout (4)
Michael A. Rizzo	$307,104	58.4%	$179,349	$89,674	12.9%	$38,560	$37,270	$165,504
Note:
(1) Base salary in effect on December 31, 2013 used to calculate payouts.
(2) NEO will be paid 50% of the incentive payout in 2014 and the remaining amount will be deferred and contingently payable in 2015, 2016 and 2017.
(3) The annual goals under the 2013 Incentive Plan serve as the 2013 goals under the Transition Plan as described above and determine the payout percentage.
(4) Total incentive payout includes the sum of columns (A) (B) and (C).
(5) Based on the provisions of the 2012 Executive Officer Incentive Compensation Plan the deferral amount from the 2012 plan year includes a 25% increase since the deferral was met at the maximum level payout.

2013 Key Employee Plan

Under the 2013 Key Employee Plan, the actual annual award opportunity for January 1, 2013, through December 31, 2013 and payouts are based on a percentage of the key employee’s base salary as of December 31, 2013. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CAO are as follows:

Bank-wide Incentive Goals

•	Build Strength and Flexibility:

A.	Achieve MV/CS percentage at December 31, 2013 (12.5% weighting);
B.    Increase retained earnings consistent with the 2013 Operating Plan (12.5% weighting);

•	Serve the Membership:
C.    Achieve targeted member and potential member outreach in 2013 (10% weighting);
D.    Achieve a targeted average number of Bank product touch points with members (7.5% weighting); and

•	Vitalize Communities:

E.	Increase the number of touch points with members that submit an application, enroll in or participate in a community investment product or initiative (7.5% weighting).

Individual Incentive Goals
F.    Implement Overnight Index Swap (OIS) fair value methodology for derivatives (15% weighting)

•	Threshold: Complete OIS assessment

•	Target: Utilize a third party application to value option-embedded swaps using OIS discounting

•	Maximum: Complete the planned automation of trade upload and data extraction and system reconciliations in accordance with the Bank approved plan

G.    Prioritize timely and accurate regulatory financial reports (15% weighting)

•	Threshold: Minimize the number of revoked regulatory reports. Ranking among all FHLBanks as 5 or 6 in terms of the lowest number of revoked reports
•Target: Ranking of 3 or 4 among the FHLBanks
•Maximum: Ranking of 1 or 2 among the FHLBanks

H.	Successfully lead the FHLBanks Controllers Committee while serving as Chair of this Committee in 2013 (20% weighting)

•	Achievement of maximum, target, or threshold in the execution of these duties will be determined qualitatively by the Bank's CEO and COO

		To Achieve:
Goal	Weighting	Threshold Payout	Target Payout	Maximum Payout	2013 Results	Achievement Level	Payout %
A	12.5%	115	120	125	128	Maximum	4.6%
B	12.5%	$48 million	$85 million	$105 million	$126 million	Maximum	4.6%
C	10%	175	190	215	228	Maximum	3.7%
D	7.5%	1.35	1.42	1.56	1.73	Maximum	2.8%
E	7.5%	85	90	95	144	Maximum	2.8%
F	15%	Complete OIS assessment	Utilize third party application	Complete automation	Automation Complete	Maximum	5.6%
G	15%	5 or 6 ranking	3 or 4 ranking	1 or 2 ranking	1 ranking	Maximum	5.6%
H	20%	Qualitative Determination			Achieved	Maximum	7.3%
Total Payout							37%
For performance achievement between threshold and target or target and maximum, the 2013 Key Employee Plan provides for interpolation to determine the incentive compensation payout. Refer to Exhibit 10.11.2 to this Form 10-K for additional information.

CAO	Salary on which incentive is based (1)	Incentive payout %	Incentive potential $ (2)	2013 actual incentive payout (A)	Transition incentive payout % (3)	2013 actual transition payout $ (B)	2012 deferred incentive $ (C) (5)	Total incentive payout (4)
Edward V. Weller	$211,733	37%	$78,341	$54,839	4.77%	$10,100	$8,008	$72,947
Note:
(1) Base salary in effect on December 31, 2013 used to calculate payouts.
(2) CAO will be paid 70% of the incentive payout in 2014 and the remaining amount will be deferred and contingently payable in 2015, 2016 and 2017.
(3) The annual goals under the 2013 Key Employee Plan serve as the 2013 goals under the Key Employee Transition Plan as described above and determine the payout percentage.
(4) Total incentive payout includes the sum of columns (A) (B) and (C).
(5) Based on the provisions of the 2012 Key Employee Plan, the deferral amount from the 2012 plan year includes a 25% increase since the deferral was met at the maximum level payout.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2013 under the 2012 and 2013 plans.

Name and Principal Position	Amount Payable 2014	Amount Payable 2015	Amount Payable 2016	Amount Payable 2017	Total
Winthrop Watson President and CEO	$135,416	$259,166	$259,166	$123,750	$777,498
Kristina K. Williams Chief Operating Officer	$60,474	$115,820	$115,820	$55,346	$347,460
Edward V. Weller Chief Accounting Officer (1)	$8,008	$16,625	$16,625	$8,618	$49,876
Michael A. Rizzo Chief Risk Officer	$37,270	$71,051	$71,051	$33,781	$213,153
Dana A. Yealy General Counsel	$34,020	$64,856	$64,856	$30,836	$194,568
John C. Mason Chief Strategy Officer (2)	$11,250	$41,149	$41,149	$29,899	$123,447
David G. Paulson Chief Financial Officer (3)	$10,445	$40,146	$40,146	$29,701	$120,438
Notes:
(1) All deferred installments for Mr. Weller were based on 2012 and 2013 Key Employee Incentive Compensation Plans.
(2) Mr. Mason’s 2012 deferral amount was pro-rated based on his hire date.
(3) Mr. Paulson’s 2012 deferral amount was based on the Key Employee Incentive Compensation Plan.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $255,000 for 2013. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2012 and 2013. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date, 50% of the benefit using the 2000 RP Mortality table (generational mortality table for annuities valued at December 31, 2012 and static mortality table for annuities valued at December 31, 2013) and 50% of the benefit using the 2000 RP Mortality table (static mortality table for lump sums) and 4.05 and 4.95% interest respectively. The difference between the present value of the December 31, 2013 accrued benefit and the present value of the December 31, 2012 accrued benefit is the “change in pension value” for the Pentegra Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2012 and December 31, 2013. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date, 4.00% and 4.75% interest rates, respectively, and the 2000 RP Mortality table (generational mortality table for annuities valued at December 31, 2012 and static mortality table for annuities valued at December 31, 2013). The difference between the present value of the December 31, 2013 accrued benefit and the present value of the December 31, 2012 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table shows the value of non-equity incentive plan awards granted to the CEO, other Executives, and the CAO in 2013 or future periods, as applicable.

2013 Grants

Name and Principal Position		Performance Achieved in 2013	Amount Payable 2014	Amount Payable 2015	Amount Payable 2016	Amount Payable 2017
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $270,000 $472,500 $675,000	50% Payout $135,000 $236,250 $337,500	Deferred Amount $ 49,500 $ 86,625 $123,750	Deferred Amount $ 49,500 $ 86,625 $123,750	Deferred Amount $ 49,500 $ 86,625 $123,750
	Threshold Target Maximum		Transition Payout 2013 Opportunity $ 58,050 $101,250 $145,125

Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $129,380 $215,634 $301,887	50% Payout $ 64,690 $107,817 $150,944	Deferred Amount $23,720 $39,533 $55,346	Deferred Amount $23,720 $39,533 $55,346	Deferred Amount $23,720 $39,533 $55,346
	Threshold Target Maximum		Transition Payout 2013 Opportunity $27,817 $46,146 $64,690

Edward V. Weller Chief Accounting Officer	Threshold Target Maximum	Total Opportunity $38,112 $58,227 $78,341	70% Payout $26,678 $40,759 $54,839	Deferred Amount $4,192 $6,405 $8,618	Deferred Amount $4,192 $6,405 $8,618	Deferred Amount $4,192 $6,405 $8,618
	Threshold Target Maximum		Transition Payout 2013 Opportunity $ 4,912 $ 7,517 $10,100

Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $ 61,421 $122,842 $184,262	50% Payout $30,711 $61,421 $92,131	Deferred Amount $11,260 $22,521 $33,781	Deferred Amount $11,260 $22,521 $33,781	Deferred Amount $11,260 $22,521 $33,781
	Threshold Target Maximum		Transition Payout 2013 Opportunity $13,205 $26,411 $39,616

Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $ 56,066 $112,132 $168,197	50% Payout $28,033 $56,066 $84,099	Deferred Amount $10,279 $20,557 $30,836	Deferred Amount $10,279 $20,557 $30,836	Deferred Amount $10,279 $20,557 $30,836
	Threshold Target Maximum		Transition Payout 2013 Opportunity $12,054 $24,108 $36,162

John C. Mason Chief Strategy Officer	Threshold Target Maximum	Total Opportunity $ 54,362 $108,724 $163,085	50% Payout $27,181 $54,362 $81,543	Deferred Amount $ 9,966 $19,933 $29,899	Deferred Amount $ 9,966 $19,933 $29,899	Deferred Amount $ 9,966 $19,933 $29,899
	Threshold Target Maximum		Transition Payout 2013 Opportunity $11,688 $23,376 $35,063

David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $ 54,001 $108,002 $162,004	50% Payout $27,001 $54,001 $81,002	Deferred Amount $ 9,900 $19,800 $29,701	Deferred Amount $ 9,900 $19,800 $29,701	Deferred Amount $ 9,900 $19,800 $29,701
	Threshold Target Maximum		Transition Payout 2013 Opportunity $11,610 $23,221 $34,831
Note: As described above in the 2013 Plan and 2013 Key Employee Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described above. For the 2013 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. For the 2013 Key Employee Plan, the first year payout is 70% of the award amount and then 33 1/3% of the remaining 30% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The single payment is 110% of the deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation. Payment of the Transition Payout Opportunity is made according to the Transition Plan and Key Employee Transition Plan as described above.

2014 Grants

Name and Principal Position		Performance Achieved in 2014	Amount Payable 2015	Amount Payable 2016	Amount Payable 2017	Amount Payable 2018
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $277,992 $486,486 $694,980	50% Payout $138,996 $243,243 $347,490	Deferred Amount $127,413	Deferred Amount $127,413	Deferred Amount $127,413
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $134,555 $224,259 $313,963	50% Payout $ 67,278 $112,130 $156,981	Deferred Amount $57,560	Deferred Amount $57,560	Deferred Amount $57,560
Edward V. Weller Chief Accounting Officer	Threshold Target Maximum	Total Opportunity $38,874 $59,391 $79,908	70% Payout $27,212 $41,574 $55,935	Deferred Amount $8,790	Deferred Amount $8,790	Deferred Amount $8,790
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $ 62,649 $125,298 $187,948	50% Payout $31,325 $62,649 $93,974	Deferred Amount $34,457	Deferred Amount $34,457	Deferred Amount $34,457
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $ 58,308 $116,617 $174,925	50% Payout $29,154 $58,308 $87,463	Deferred Amount $32,070	Deferred Amount $32,070	Deferred Amount $32,070
John C. Mason Chief Strategy Officer	Threshold Target Maximum	Total Opportunity $ 55,449 $110,898 $166,347	50% Payout $27,725 $55,449 $83,174	Deferred Amount $30,497	Deferred Amount $30,497	Deferred Amount $30,497
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $ 56,701 $113,402 $170,104	50% Payout $28,351 $56,701 $85,052	Deferred Amount $31,186	Deferred Amount $31,186	Deferred Amount $31,186
Note: As described above in the 2014 Plan and 2014 Key Employee Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described below. For the 2014 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. For the 2014 Key Employee Plan, the first year payout is 70% of the award amount and then 33 1/3% of the remaining 30% in each deferral installment over the next three years based on whether or not the stated payment criteria were met under both Plans. The single payment is 110% of the deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Under the 2014 Plan and the 2014 Key Employee Plan, the actual annual award opportunity for January 1, 2014, through December 31, 2014, and payouts are based on a percentage of the executive's base salary as of December 31, 2014. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO, other Executives, and the CAO are as follows:

•	Serve the Membership:
A.    Core mission activities as defined by the Bank (15% weighting);
B.    Increase the average number of Bank products used by members (15% weighting);

•	Vitalize Communities:

C.	Increase the number of members utilizing community investment products, which includes AHP, BOB, CLP, and FFD (15% weighting).

•	Build Strength and Flexibility:

D.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within risk parameters (30% weighting) (CRO 25%);

E.
Workforce evaluation such that each primary business unit will have an operational strategic workforce plan detailing human capital needs in terms of required complement, skills, and competencies (10% weighting);

•	Operational Excellence:

F.
Success on these equally weighted cross departmental staff incentive goals: establish Capital Plan for Bank to become a consistently high performance FHLBank and be prepared to successfully address future uncertainties, and improve the Bank’s capabilities related to business continuity (15% weighting) (CRO 20%);

The CRO’s goals are the same; however goals (A) and (C) have different weightings for the CRO, as noted above. Adjusted earnings and other terms referenced above are as defined in the 2014 Plans. See Exhibit 10.12 and Exhibit 10.12.1 to this Form 10-K.

Stated Bank Performance Criteria. Payment of each deferred incentive award installment in 2016, 2017, and 2018 related to December 31, 2014 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•	MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and

•	Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each year-end of the applicable deferred payment period.

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

At least one of the two stated quantifiable criteria above must have been met in the preceding year in order for any installment payment to be made. In the event that both of the stated quantifiable criteria are met in the preceding year, the payment will be made at 110% of the deferred amount. In no event shall the aggregate amount of any Current Incentive Award and Deferred Incentive Award installments paid to a participant in any payment year exceed 100% of the participant’s base salary.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2014. The actual amount of the payout will be based on the executives' base salary at December 31, 2014.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	3.58	$123,000	—
	SERP	4.08	$278,000	—
Kristina K. Williams Chief Operating Officer	Pentegra Defined Benefit Plan	8.50	$265,000	—
	SERP	9.00	$290,000	—
Edward V. Weller Chief Accounting Officer	Pentegra Defined Benefit Plan	1.67	$29,000	—
	SERP	n/a	n/a	—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	3.33	$82,000	—
	SERP	3.83	$47,000	—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	27.83	$1,077,000	—
	SERP	28.33	$381,000	—
John C. Mason Chief Strategy Officer	Pentegra Defined Benefit Plan	0.75	$27,000	—
	SERP	1.25	$26,000	—
David G. Paulson Chief Financial Officer	Pentegra Defined Benefit Plan	3.25	$56,000	—
	SERP	3.75	$21,000	—

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibit 10.5.1 to this Form 10-K and Exhibit 10.5 to the Bank’s2012 Form 10-K. See “Qualified and Non-Qualified Defined Benefit Plans” under “Compensation Discussion and Analysis” in this Item 11. of this Form 10-K for the different purposes for each plan.

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

Normal Retirement: Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average incentive payment (as defined in the SERP) for such same three-year period multiplied by his/her years of benefit service. An executive hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years of benefit service. Under the SERP normal retirement benefit, the executive also would receive 1.5% of his/her highest five-year average incentive payment (as defined in the SERP) for such same five-year period multiplied by his/her years of benefit service.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2013, Mr. Yealy and Ms. Williams were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2013	Registrant Contributions in 2013	Aggregate Earnings (Losses) in 2013	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2013
Winthrop Watson President and CEO	$377,500	$55,266	$108,635	—	$891,573
Kristina K. Williams Chief Operating Officer	$34,957	$24,425	$160,290	—	$893,339
Michael A. Rizzo Chief Risk Officer	$24,391	$17,841	$34,656	—	$166,702
Dana A. Yealy General Counsel	$27,611	$15,935	$247,831	—	$1,037,275
John C. Mason Chief Strategy Officer	$1,517	$16,799	$4,124	—	$26,548
David Paulson Chief Financial Officer	$81,664	$18,197	$14,574	—	$131,953

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6 to the Bank’s 2012 Form 10-K.

Amounts shown as "Executive Contributions in 2013" were deferred and reported as "Salary" in the SCT. Amounts shown as "Registrant Contributions in 2013" are reported as "All Other Compensation" in the SCT.

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

Post-Termination Compensation

The CEO, other Executives, and the CAO would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2013.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Insurance		Executive Outplacement (1)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$675,000	52 weeks	$11,625	12 months	$11,000	$697,625
Kristina K. Williams Chief Operating Officer	36 weeks	$298,569	36 weeks	$8,048	12 months	$11,000	$317,617
Edward V. Weller Chief Accounting Officer	26 weeks	$105,867	26 weeks	$5,813	12 months	$11,000	$122,680
Michael A. Rizzo Chief Risk Officer	26 weeks	$153,552	26 weeks	$5,813	12 months	$11,000	$170,365
Dana A. Yealy General Counsel	52 weeks	$280,329	52 weeks	$11,625	12 months	$11,000	$302,954
John C. Mason Chief Strategy Officer	26 weeks	$135,905	26 weeks	$6,993	12 months	$11,000	$153,898
David G. Paulson Chief Financial Officer	26 weeks	$135,003	26 weeks	$5,813	12 months	$11,000	$151,816
Notes:
(1) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Incentive Award(2) (7)	Medical Insurance(3)	Outplacement Services(4)*	Severance/ Defined Benefit Credit Service Amount(5)**	Severance/ Defined Contribution Match Amount(6)**	Total
Winthrop Watson President and CEO	$1,350,000	$1,147,500	$17,438	$11,000	$405,438	$137,700	$3,069,076
Kristina K. Williams Chief Operating Officer	$862,534	$523,560	$17,438	$11,000	n/a	n/a	$1,414,532
Michael A. Rizzo Chief Risk Officer	$614,208	$298,506	$17,438	$11,000	n/a	n/a	$941,152
Dana A. Yealy General Counsel	$560,658	$272,480	$17,438	$11,000	n/a	n/a	$861,576
John C. Mason Chief Strategy Officer	$543,618	$264,200	$20,980	$11,000	n/a	n/a	$839,798
David G. Paulson Chief Financial Officer	$540,012	$262,446	$17,438	$11,000	n/a	n/a	$830,896
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
(5) CIC agreement for CEO stipulates additional severance in an amount equivalent to the retirement benefit amount that would have been provided under the qualified and nonqualified defined benefit plans if the CEO's qualified and nonqualified retirement plan benefits had vested as of December 31, 2013.
(6) CIC agreement for CEO stipulates additional severance in an amount equivalent to two years of defined contribution match. Note that compensation for the defined contribution match includes base compensation and annual incentive (i.e., does not include transition award).
(7) The 2012 Executive Officer Incentive Compensation Plan (2012 Plan) provides for vesting of the two remaining unpaid deferred award installments that correspond to each participant’s 2012 current incentive award. The 2013 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that corresponds to the 2013 current incentive award would also be paid out upon a CIC event along with the 2012 Plan’s unpaid deferred installments. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.11.1 to the Bank’s quarterly report on Form 10-Q filed on May 8, 2013 for the full terms of the 2013 Plan and the Executive Officer Incentive Plans section of the narrative above. See Exhibit 10.10 to the Bank’s 2011 Form 10-K for the terms of the 2012 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2013 Director Compensation Policy (2013 Compensation Policy) as adopted by the Bank's Board. Under the 2013 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2013.

	Retainer Fees	Meeting Fees	Total
Board Chair	$44,000	$42,000	$86,000
Board Vice Chair	$42,000	$36,000	$78,000
Committee Chair	$42,000	$36,000	$78,000
Director	$37,000	$33,000	$70,000

The 2013 Compensation Policy fee levels were as set forth in Exhibit 10.4.2 to the Bank's 2012 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2013 Compensation Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Dennis S. Marlo (Chair)	$86,000	$27	$86,027
John K. Darr (Vice Chair)	78,000	27	78,027
Joseph M. Blaston*	6,772	4	6,776
Patrick A. Bond	78,000	27	78,027
Maureen Breakiron-Evans	70,000	27	70,027
Luis A. Cortés Jr.	70,000	27	70,027
Carlos M. Garcia**	34,995	19	35,014
Pamela H. Godwin	67,250	27	67,277
Brian A. Hudson	78,000	27	78,027
William C. Marsh	70,000	27	70,027
Charlotte McLaughlin	78,000	27	78,027
Lynda Messick	70,000	27	70,027
John S. Milinovich	78,000	27	78,027
Charles J. Nugent	78,000	27	78,027
Gary T. Prizzia***	58,333	22	58,355
Bradford Ritchie	70,000	27	70,027
Frederick E. Schea	70,000	27	70,027
Patrick J. Ward	78,000	27	78,027
* Became a director November 22, 2013
** Resigned September 20, 2013
*** Resigned November 1, 2013

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2013 received the maximum total fees. In 2013, the Bank had a total of 8 Board meetings and 49 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $27 per director annual premium for director travel and accident insurance.

For 2014, the Bank's Board adopted and submitted to the Finance Agency the 2014 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2013 Directors’ Compensation Policy. In general, the 2014 Directors' Compensation Policy provides for total fees for the Chair of

$105,000; $90,000 for the Vice Chair and for each other Committee Chair; and $80,000 for each of the other directors. See Exhibit 10.4.1 to this Form 10-K for additional details on the 2014 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2014

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$601,605,300	20.8%
Chase Bank USA, N.A.	201 North Walnut Street Wilmington, Delaware 19801	439,876,200	15.2%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	396,845,100	13.7%
Ally Bank (b)	6985 Union Park Center, Suite 435 Midvale, Utah 84047	255,000,000	8.8%
TD Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	166,943,300	5.8%
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2014

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$601,605,300	20.8%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	396,845,100	13.7%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	53,882,300	1.9%
Summit Community Bank, Inc.	310 North Main Street Moorefield, West Virginia 26836	7,224,700	0.3%
First Savings Bank of Perkasie	219 S. Ninth St Perkasie, Pennsylvania 18944	6,699,300	0.2%
Washington Financial Bank	77 South Main Street Washington, Pennsylvania 15301	3,121,800	0.1%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	2,442,900	0.1%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	1,224,000	*
Community Bank Delaware	1450 Kings Highway Lewes, Delaware 19958	964,500	*
Penn Liberty Bank	724 W Lancaster Avenue, Ste 210 Wayne, Pennsylvania 19087	823,700	*
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

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “Investor Relations” and then “Governance.” The Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank’s members.

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

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectibility or present other unfavorable terms. Currently, nine of the Bank’s sixteen directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2014. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. As of February 28, 2014, the total outstanding principal amount of PHFA bonds held by the Bank was $167.7 million. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2013 was $179.6 million. The greatest amount of any single PHFA bond held by the Bank in 2013 was $47.4 million. In 2013, the Bank received $1.3 million in interest payments on outstanding PHFA bonds and $11.9 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2013, the Bank approved $4.4 million in AHP grants for 11 projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board’s consideration and approval of these AHP grants at its meeting in December 2013. Mr. Hudson did not participate in the consideration or approval of these $4.4 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency’s AHP Regulations at 12 C.F.R. 1291.7 PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2013, the Banks paid PHFA $675 in AHP monitoring fees. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations. See 12 C.F.R. 926.5. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and applied to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 28, 2014, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500,000. Through February 28, 2014 the Bank’s total capital contributions to Mountaineer Capital were $475,000. Mountaineer Capital has informed the Bank and its other limited partners that it is no longer seeking further capital contributions.

On February 19, 2009, the Governance Committee approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase (including TLGP investments) and other money market transactions with Bank members, including five (5) percent or greater shareholders of the Bank and Member Directors’ institutions. The Governance Committee continued these authorizations in regard to additional member money market transactions in 2011, 2012 and 2013. All such transactions must be in accordance with the terms of the Bank’s investment and counterparty policy statements and limits.

In 2013, the Bank engaged in Federal funds transactions with the following related persons:

Fulton Bank. The largest principal amount outstanding with Fulton Bank during 2013 was $100 million and the total amount of interest paid was $7,015.

PNC Bank. The largest principal amount outstanding with PNC Bank during 2013 was $525 million and the total amount of interest paid was $101,735.

Santander Bank. The largest principal amount outstanding with Santander Bank during 2013 was $175 million and the total amount of interest paid was $50,565.

Through February 28, 2014, the Bank had no additional Federal funds transactions with related persons.

Prior to Director McLaughlin’s service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (PNC Capital Markets) as an authorized Bank broker for Bank investment transactions. On February 24, 2011, the Governance Committee initially approved (and continued such authorization in 2012 and 2013) the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank’s applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as a managing member of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee’s determination. There was one Bank investment transaction in the amount of $25 million executed in 2013 in which PNC Capital Markets served as broker.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2014, the Committee considered the previously approved PHFA, PNC Capital Markets and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities. In addition, the Committee approved the continued waiver of daylight overdraft fees due from any member, including any Related Person, provided that the Bank does not incur a charge.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 17. As of February 28, 2014, the Board was comprised of 16 directors: nine Member Directors and seven Independent Directors. There is one open Director position as of February 28, 2014.

The Bank’s Directors are prohibited from personally owning stock in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, the Act and Finance Agency Regulations establish substantive independence criteria, including independence criteria for directors who serve on the Bank’s Audit Committee. Second, the SEC rules require, for disclosure purposes, that the Bank’s Board apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2013 and through February 28, 2014, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2013 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2014, all current members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Human Resources Committee are not independent, which members of its Audit Committee are not independent and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board or its Human Resources, or Audit Committees.

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 21, 2014, with respect to the Bank’s current directors, six of the Bank’s Independent Directors, Directors Bond, Cortés, Breakiron-Evans, Darr, Godwin, and Yochem are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2013 that required consideration under the Bank’s Related Person Transaction Policy.

With respect to the Bank’s remaining current Independent Director, the Board determined that in view of the historic and ongoing relationship and transactions described above with respect to PHFA that Director Hudson is not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and on February 21, 2014 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Member Directors Garcia and Prizzia who served on the Board in 2013 but no longer serve on the Board, the Board also determined that they were not independent. For Independent Director Marlo, who served on the Board in 2013, the Board determined that he was independent.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee, Directors McLaughlin and Blaston are not independent. The Board determined that Directors Godwin and Cortés were independent. The Board also determined that Director Bond, who served on the Committee in 2013, was independent and former Member Director Garcia was not independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank’s Audit Committee, Directors Ritchie, Milinovich, Messick and Marsh are independent under the NYSE standards for Audit Committee members. In addition, the Board determined that Director Hudson is not independent under the NYSE independence standards for audit committee members. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards. With respect to Member Director Schea, who served on the Committee in 2013, the Board determined that he was not independent.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2013 and 2012 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2013	2012
Audit fees	$755	$709
Audit-related fees	50	60
All other fees	3	10
Total fees	$808	$779

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2013 and 2012.

Audit-related fees consist of fees billed during 2013 and 2012 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes. There were no tax fees paid during 2013 and 2012.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $38 thousand and $43 thousand for 2013 and 2012, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statement of Income for each of the years ended December 31, 2013, 2012 and 2011
Statement of Comprehensive Income for each of the years ended December 31, 2013, 2012, and 2011
Statement of Condition as of December 31, 2013 and 2012
Statement of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011
Statement of Changes in Capital for each of the years ended December 31, 2013, 2012 and 2011

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the “Earnings Performance” and “Financial Condition” sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank’s 2013 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 18, 2010.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
10.1	Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.1.1	April 2012 Severance Policy	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank's registration statement on Form 10 filed with the SEC on July 19, 2006.
10.4	2013 Directors' Compensation Policy*	Incorporated by reference to Exhibit 10.4.2 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.4.1	2014 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Filed herewith.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, and October 26, 2012*	Incorporated by reference to Exhibit 10.6 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.8	Form of Change in Control Agreement with Executive Officers Yealy and Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.

Exhibit No.	Description	Method of Filing +
10.8.2	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.8.3	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.4	Form of Change in Control Agreement with Executive Officers Mason and Paulson	Filed herewith.
10.9	Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011*	Incorporated by reference to Exhibit 10.10.3 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.9.1	Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011 as further amended September 19, 2011 (effective January 1, 2011)*	Incorporated by reference to Exhibit 10.10.3.1 to the Bank's Form 10-Q filed with the SEC on November 8, 2011.
10.10	2012 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.10.1	2012 Transition Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10.1 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.10.2	2012 Key Employee Transition Incentive Compensation Plan*	Filed herewith.
10.10.3	2012 Key Employee Incentive Compensation Plan*	Filed herewith.
10.11	2013 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.11.1	2013 Amended Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11.1 to the Bank's Form 10-Q filed with the SEC on May 8, 2013.
10.11.2	2013 Key Employee Incentive Compensation Plan*	Filed herewith.
10.12	2014 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.12.1	2014 Key Employee Incentive Compensation Plan*	Filed herewith.
10.13	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.14	Agreement and General Release with Craig C. Howie*	Incorporated by reference to Exhibit 10.13 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.15	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.15.1	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank's Form 8-K filed with the SEC on November 15, 2013.
22.1.1	Election of Director Blaston	Incorporated by reference to Exhibit 99.2 of the Bank's Form 8-K filed with the SEC on November 22, 2013.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
+ Incorporated document references to filings by the registrant are to SEC File No. 000-51395.
* Denotes management contract or compensatory plan.

GLOSSARY

ABS: Asset-Backed Securities
ACL: Allowance for Credit Losses
AMA: Acquired member assets
APBO: Accumulated Post-retirement Benefit Obligation
Accumulated Other Comprehensive Income (Loss) (AOCI): Represents gains and losses of the Bank that have not yet been realized; balance is presented in the Equity section of the Statement of Condition.
Advance: Secured loan made to a member
Adjustable-rate mortgage (ARM): Mortgage that features predetermined adjustments of the loan interest rate at regular intervals based on an established index.
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

LCR: Liquidity Coverage Ratio
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
Public Company Accounting Oversight Board (PCAOB): The PCAOB is a nonprofit corporation established by Congress to oversee the audits of public companies in order to protect the interests of investors and further the public interest in the preparation of informative, accurate and independent audit reports

QCR: Qualifying Collateral Report
QMS: Qualified Mortgage Loans
RBC: Risk Based Capital
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

The PATH Act: The Protecting American Taxpayers and Homeowners Act of 2013
       Total Credit Exposure (TCE) : In addition to TCP, it includes accrued interest on all outstanding advances and estimated potential prepayment fee amounts, where applicable, for advances to members in full delivery collateral status.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 13, 2014

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer	March 13, 2014
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer (Principal Financial Officer)	March 13, 2014
*/s/ Patrick A. Bond Patrick A. Bond	Chairman of the Board of Directors	March 13, 2014
*/s/ John K. Darr John K. Darr	Vice Chairman of the Board of Directors	March 13, 2014
*/s/ Joseph M. Blaston Joesph M. Blaston	Director	March 13, 2014
*/s/ Maureen Breakiron-Evans Maureen Breakiron-Evans	Director	March 13, 2014

Signature	Capacity	Date
*/s/ Pamela H. Godwin Pamela H. Godwin	Director	March 13, 2014
*/s/ Brian A. Hudson Brian A. Hudson	Director	March 13, 2014
*/s/ William C. Marsh William C. Marsh	Director	March 13, 2014
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 13, 2014
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 13, 2014
*/s/ John S. Milinovich John S. Milinovich	Director	March 13, 2014
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 13, 2014
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 13, 2014
*/s/ Frederick E. Schea Frederick E. Schea	Director	March 13, 2014
*/s/ Patrick J. Ward Patrick J. Ward	Director	March 13, 2014
*/s/ Angela J. Yochem Angela J. Yochem	Director	March 13, 2014
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact