Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Pittsburgh
filed 2014-05-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

There were 27,999,854 shares of common stock with a par value of $100 per share outstanding at April 30, 2014.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, changes in real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; risks related to mortgage-backed securities (MBS); changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and Capital Plan adjustments and amendments; technology risks; and timing and volume of market activity. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2013 Form 10-K (2013 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. In the first quarter of 2014, some impediments to growth in the U.S. economy persisted as the labor market and businesses reacted cautiously due to their concerns surrounding the political debate over the U.S. government’s funding and the U.S. Treasury debt limits. In early February, the debt ceiling crisis was once again averted before the impending deadline. Economic data such as non-farm payrolls, fourth quarter 2013 GDP, and housing starts came in below expectations, with much of the blame being placed on the excessively cold winter in the U.S.

The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. Although the period-end balance for advances was down from year-end, during the first quarter of 2014 the Bank's average advance portfolio increased 30% from first quarter 2013, while net income rose to $79.9 million, compared with $28.6 million in the first quarter of 2013. The increase in net income includes $36.6 million, which is net of legal fees and expenses, from the settlement of claims against certain defendants arising from investments the Bank made in private label MBS. In February and April 2014, the Bank declared quarterly dividends of 2.5% and 4.0% on an annualized basis, respectively. The Bank continues to repurchase excess capital stock monthly.

Interest Rate Environment. During the first quarter of 2014, the debt markets stabilized compared to fourth quarter of 2013 as market participants began to incorporate the impacts of reduced Federal Reserve purchasing as well as a negotiated federal budget deal. The Federal Open Market Committee (FOMC) continued to link future monetary policy tightening to threshold levels on unemployment and inflation but also indicated that it will move away from them and toward an approach of assessing the realized and expected progress in meeting these thresholds. The market's reaction resulted in a rise in interest rates across the yield curve. The Federal Reserve also continued tapering its monthly purchase of Agency mortgage-backed securities and longer-term U.S. Treasuries (i.e., quantitative easing) and is expected to conclude the program later in 2014. The increases in interest rates impacted the Bank's risk measures (i.e., duration of equity, earned dividend spread (EDS), and market value of equity to par value of capital stock (MV/CS)) which is discussed further in the "Risk Management" section of this Form 10-Q.

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

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 7 basis points during the first quarter of 2014. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital which are invested in short-term assets will continue to be low. The Federal Reserve anticipates the target range for the Federal funds rate to remain at zero to 25 basis points for a considerable time after its asset purchase program ends later in 2014 and that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015.

The following table presents key market interest rates.

	1st Quarter 2014 Average	4th Quarter 2013 Average	1st Quarter 2013 Average
Federal funds effective rate	0.07%	0.08%	0.14%
3-month LIBOR	0.24%	0.24%	0.29%
2-year U.S. Treasury	0.36%	0.32%	0.26%
5-year U.S. Treasury	1.59%	1.43%	0.81%
10-year U.S. Treasury	2.76%	2.73%	1.93%
15-year mortgage current coupon (1)	2.51%	2.49%	1.84%
30-year mortgage current coupon (1)	3.45%	3.41%	2.57%
Notes:
(1) Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts. The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the first quarter of 2014, the yield curve remained steep with average short-term U.S. Treasury rates decreasing slightly and the average 10-year Treasury rate increasing. As of March 31, 2014 the spread between average 2-year and 10-year U.S. Treasuries decreased one basis point compared to the prior quarter and remained relatively wide at 240 basis points. In the first quarter of 2014, average 3-month LIBOR remained unchanged from the previous quarter, while 3-month U.S. Treasury bills decreased 3.5 basis points.

Mortgage application and refinancing activities decreased during the first quarter of 2014 as compared to the same prior year period. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust its prepayment estimates in its models to better reflect actual borrower activity in this extended period of historically low rates. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin.

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

Housing Trends. During the first quarter of 2014, the housing market momentum continued but was affected by the combination of higher mortgage rates, low inventories and unfavorable weather conditions impacting sales and building activity. Home price appreciation remained strong in the first quarter, but it is expected to transition to a slower, more sustainable pace as the year progresses.

Results of Operations. During the first quarter of 2014, the Bank recorded net income of $79.9 million, up $51.3 million from $28.6 million in the first quarter of 2013. This increase includes $36.6 million from the settlement of claims against certain defendants arising from investments the Bank made in private label MBS and is net of legal fees and expenses. The additional increase in net income was driven primarily by higher net interest income.

Net Interest Income. Net interest income for the first quarter of 2014 was $62.3 million, up $16.9 million compared to $45.4 million for the first quarter of 2013. The increase in net interest income was primarily due to lower interest expense on consolidated obligation bonds. The provision (benefit) for credit losses was $(3.9) million for the first quarter of 2014 compared to $(0.1) million in the same period in 2013 due to a decrease in delinquencies, overall improvement in the housing market and a refinement of the allowance estimate methodology. The net interest margin for the first quarter of 2014 was 37 basis points compared to 31 basis points in the first quarter of 2013. The six basis point improvement was due primarily to lower funding costs on bonds.

Financial Condition. Advances. Advances totaled $46.1 billion at March 31, 2014 down from $50.2 billion at December 31, 2013, which included short-term advance demand from large members that was paid down or partially refinanced in the first quarter. As the size of the advance portfolio decreased during the first three months of 2014, the average life of an advance has increased. At March 31, 2014, approximately 66% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 55% at December 31, 2013.

The ability to grow and/or maintain the advance portfolio is affected by, among other things: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At March 31, 2014, the Bank held $14.0 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as interest-bearing deposits and Federal funds sold. These investments totaled $13.9 billion at December 31, 2013. In terms of the Bank's private label MBS portfolio, the Bank has experienced overall improvement in the fair value of these investments since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. During the first quarter of 2014, the FHLBanks continued to maintain sufficient access to funding. As the market gained more clarity on Federal Reserve tapering and the debt ceiling expiration was avoided, interest rates settled into a range. In addition, with the start of a new year, dealer balance sheets seemed more readily available to position FHLBank System debt. The combination of these factors contributed to a $29 billion increase in FHLBank System bond trading volume in the first quarter of 2014 when compared to the fourth quarter 2013. On a weighted average basis, when compared to 3-month LIBOR, FHLBank System weighted average quarterly swapped bond funding costs improved by four basis points from fourth quarter 2013. In addition, during the first quarter of 2014, consolidated obligations outstanding decreased by $13 billion with a $26 billion decline in discount notes partially offset by a $13 billion increase in bonds outstanding.

The Bank's consolidated obligations totaled $59.8 billion at March 31, 2014, a decrease of $6.1 billion from December 31, 2013. This decrease in consolidated obligations was due to a $6.3 billion decrease in discount notes. The decrease in discount notes was primarily due to a decline in short-term advance activity. At March 31, 2014, bonds represented 63% of the Bank's consolidated obligations, compared with 57% at December 31, 2013. Discount notes represented 37% of the Bank's consolidated obligations at March 31, 2014 compared with 43% at year-end 2013.

Capital Position and Regulatory Requirements. Total retained earnings at March 31, 2014 were $748.8 million, up from $685.7 million at December 31, 2013 reflecting the Bank's net income for the first three months of 2014 partially offset by dividends paid. Total accumulated other comprehensive income (AOCI) was $70.3 million at March 31, 2014, an increase of $26.0 million from December 31, 2013. This improvement was primarily due to a decrease in net unrealized losses on Agency securities in the AFS portfolio.

In the Finance Agency's most recent determination, as of December 31, 2013 the Bank was deemed "adequately capitalized." As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2014. The Bank exceeded its risk-based, total and leverage capital requirements at March 31, 2014, as presented in the Capital Resources section of this Item 2.

The Bank measures capital adequacy with the key risk indicator MV/CS. See the "Risk Governance" discussion in the Risk Management section of this report and the Bank's 2013 Form 10-K for additional details regarding this risk metric.

Financial Highlights

The following financial highlights for the Condensed Statement of Condition as of December 31, 2013 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements except for the three months ended December 31, 2013 which have been derived from the Bank's 2013 Form 10-K.

Condensed Statement of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions, except per share data)	2014	2013	2013	2013	2013
Net interest income	$62.3	$60.1	$47.5	$42.1	$45.4
Provision (benefit) for credit losses	(3.9)	0.2	(0.7)	(1.2)	(0.1)
Other noninterest income:
Net OTTI losses, credit portion (1)	—	—	—	—	(0.4)
Net gains (losses) on derivatives and hedging activities	(9.2)	16.1	5.4	7.1	1.6
Net gains on extinguishment of debt	—	—	9.6	—	—
Gains on litigation settlements, net	36.6	—	—	1.5	—
Net gains (losses) on trading securities	9.8	(5.1)	0.2	0.1	0.2
Other, net	4.5	4.0	2.6	2.3	2.3
Total other noninterest income	41.7	15.0	17.8	11.0	3.7
Other expense	19.1	26.3	17.7	18.6	17.4
Income before assessments	88.8	48.6	48.3	35.7	31.8
Affordable Housing Program (AHP) assessment (2)	8.9	4.9	4.8	3.7	3.2
Net income	$79.9	$43.7	$43.5	$32.0	$28.6
Earnings per share (3)	$2.75	$1.64	$1.61	$1.14	$1.03

Dividends (4)	$16.8	$10.2	$7.0	$2.0	$2.2
Dividend payout ratio (5)	21.02%	23.37%	16.15%	6.20%	7.69%
Return on average equity	8.76%	5.11%	5.11%	3.65%	3.39%
Return on average assets	0.48%	0.27%	0.29%	0.21%	0.20%
Net interest margin (6)	0.37%	0.37%	0.32%	0.28%	0.31%
Regulatory capital ratio (7)	5.32%	5.16%	5.10%	6.23%	6.30%
Total capital ratio (at period-end) (8)	5.42%	5.22%	5.17%	5.89%	5.81%
Total average equity to average assets	5.43%	5.24%	5.63%	5.81%	5.77%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(3) Calculated based on net income.
(4) The Bank paid a dividend of 2.50% annualized on February 21, 2014, 1.50% annualized on October 30, 2013, 1.00% annualized on July 30, 2013, 0.29% annualized on April 30, 2013, and 0.32% annualized on February 22, 2013.
(5) Represents dividends paid as a percentage of net income for the respective periods presented.
(6) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(7) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(8) Total capital ratio is capital stock plus retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2014	2013	2013	2013	2013
Cash and due from banks	$1,141.3	$3,121.3	$3,063.1	$933.1	$545.7
Investments (1)	13,978.5	13,875.2	15,531.7	15,686.2	15,955.5
Advances	46,063.9	50,247.5	39,505.9	40,569.6	39,994.0
Mortgage loans held for portfolio, net (2)	3,174.3	3,224.1	3,277.7	3,387.5	3,482.8
Total assets	64,555.7	70,670.9	61,562.8	60,753.3	60,136.6
Consolidated obligations, net:
Discount notes	21,942.2	28,236.3	21,983.0	17,702.8	18,300.6
Bonds	37,901.4	37,698.3	35,225.4	37,949.1	36,496.6
Total consolidated obligations, net (3)	59,843.6	65,934.6	57,208.4	55,651.9	54,797.2
Deposits	780.4	694.4	780.7	821.2	1,022.8
Mandatorily redeemable capital stock	1.9	—	—	257.0	368.8
AHP payable	43.9	36.3	33.4	29.2	26.2
Total liabilities	61,055.2	66,978.7	58,380.2	57,177.4	56,640.1
Capital stock - putable	2,681.4	2,962.2	2,487.6	2,913.3	2,832.0
Unrestricted retained earnings	672.7	625.6	600.9	573.1	549.5
Restricted retained earnings	76.1	60.1	51.3	42.7	36.2
AOCI	70.3	44.3	42.8	46.8	78.8
Total capital	3,500.5	3,692.2	3,182.6	3,575.9	3,496.5
Notes:
(1) Includes trading, AFS and HTM investment securities, securities purchased under agreements to resell, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $7.3 million at March 31, 2014, $11.4 million at December 31, 2013, $11.3 million at September 30, 2013, $12.2 million at June 30, 2013 and $13.4 million at March 31, 2013.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $753.9 billion at March 31, 2014, $766.8 billion at December 31, 2013, $720.7 billion at September 30, 2013, $704.5 billion at June 30, 2014, and $666.0 billion at March 31, 2013.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2014 and 2013, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $79.9 million for the first quarter of 2014, compared to $28.6 million for the first quarter of 2013. This increase includes $36.6 million from the settlement of claims against certain defendants arising from investments the Bank made in private label MBS and is net of legal fees and expenses. The additional increase in net income was driven primarily by higher net interest income. Net interest income was $62.3 million for the first quarter of 2014 compared to $45.4 million in the first quarter of 2013, an increase of $16.9 million. This increase was primarily due to lower interest expense on consolidated obligation bonds. The Bank's return on average equity for the first quarter of 2014 was 8.76%, compared to 3.39% for the first quarter of 2013.

Net Interest Income

The following tables summarize the yields on interest-earning assets, rates paid on interest-bearing liabilities, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2014 and 2013.
Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2014			2013
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,664.9	$0.6	0.05	$6,535.8	$2.0	0.13
Interest-bearing deposits (2)	504.6	0.1	0.07	341.2	0.1	0.14
Investment securities (3)	10,769.0	54.7	2.06	11,841.4	55.9	1.91
Advances (4)	47,319.7	63.1	0.54	36,379.5	57.5	0.64
Mortgage loans held for portfolio (5)	3,206.5	33.4	4.22	3,530.3	37.6	4.32
Total interest-earning assets	67,464.7	151.9	0.91	58,628.2	153.1	1.06
Allowance for credit losses	(13.4)			(16.4)
Other assets (6)	633.8			685.1
Total assets	$68,085.1			$59,296.9
Liabilities and capital:
Deposits (2)	$729.7	$0.1	0.03	$1,015.4	$0.1	0.05
Consolidated obligation discount notes	25,534.7	6.0	0.10	17,581.9	5.2	0.12
Consolidated obligation bonds (7)	37,207.3	83.5	0.91	35,877.2	102.1	1.15
Other borrowings	6.1	—	1.08	410.5	0.3	0.29
Total interest-bearing liabilities	63,477.8	89.6	0.57	54,885.0	107.7	0.80
Other liabilities	907.2			990.8
Total capital	3,700.1			3,421.1
Total liabilities and capital	$68,085.1			$59,296.9
Net interest spread			0.34			0.26
Impact of noninterest-bearing funds			0.03			0.05
Net interest income/net interest margin		$62.3	0.37		$45.4	0.31
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.5 billion and $0.8 billion in 2014 and 2013, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The non-credit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(44.2) million and $186.2 million in 2014 and 2013, respectively.

Net interest income for the first quarter of 2014 increased $16.9 million from the first quarter of 2013 primarily due to lower interest expense. The rate paid on interest-bearing liabilities declined 23 basis points due to lower funding costs on bonds primarily due to an increase in the level of discount notes relative to the total debt portfolio. Interest earning assets increased 15% with higher demand for advances being partially offset by lower purchases of investments and mortgage loans. Lower interest income on investments and mortgage loans held for portfolio was mostly offset by higher interest income on advances. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on investment securities declined due to lower volume while interest income on mortgage loans declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2014 and 2013.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2014 compared to 2013
(in millions)	Volume	Rate	Total
Federal funds sold	$(0.3)	$(1.1)	$(1.4)
Investment securities	(5.3)	4.1	(1.2)
Advances	15.5	(9.9)	5.6
Mortgage loans held for portfolio	(3.3)	(0.9)	(4.2)
Total interest-earning assets	$6.6	$(7.8)	$(1.2)
Consolidated obligation discount notes	2.0	(1.2)	0.8
Consolidated obligation bonds	3.6	(22.2)	(18.6)
Other borrowings	(0.5)	0.2	(0.3)
Total interest-bearing liabilities	$5.1	$(23.2)	$(18.1)
Total increase (decrease) in net interest income	$1.5	$15.4	$16.9

Due primarily to rate declines partially offset by volume increases, interest income and interest expense decreased in the first quarter of 2014 compared to the first quarter of 2013. There was a small decline in interest income while the larger decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds. Since first quarter of 2013, high cost debt of approximately $1.5 billion of consolidation obligations with a weighted average yield of 4.8% has matured.
Average investment balances decreased year-over-year. The decline was driven by lower MBS, certificates of deposit and U.S. Treasury bill balances partially offset by increases in Agency notes. MBS balances decreased as Agency MBS balances decreased as the run-off of the existing portfolio exceeded purchases and the private label MBS portfolio continues its planned run-off; there have not been any purchases of private label MBS since late 2007. The rate increase was primarily related to the reduced levels of lower-yielding certificates of deposit and U.S. Treasury bills in the portfolio.
The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2014 and 2013. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,
Product	2014	2013
Repo/Mid-Term Repo	$16,506.3	$13,183.4
Core (Term)	28,127.3	19,930.9
Convertible Select	2,150.0	2,467.1
Total par value	$46,783.6	$35,581.4

The increase in advance volume led to an increase in interest income; however, that was partially offset by a decrease in the yield. Attractive advance rates and members' liquidity needs contributed to the increase in advance balances. The yield on this portfolio declined in the first quarter of 2014 compared to the first quarter of 2013 as the first quarter 2014 portfolio was comprised of more short-term and variable rate advances with relatively lower yields.
The average mortgage loans held for portfolio balance declined in the first quarter of 2014 compared to the first quarter of 2013 due to the continued run-off of the MPF Plus portfolio as the Bank has not purchased loans into this portion of the portfolio since July 2006, which more than offset purchases of new loans into the MPF Original portion of the portfolio. Interest income decreased due to the lower average portfolio balances and a lower yield on the remaining portfolio. The yield decrease was primarily due to new lower yielding mortgage loans replacing the run-off of higher yielding loans.
The average consolidated obligations portfolio balance increased in the first quarter of 2014 compared to the first quarter of 2013 as average discount note and bond balances both increased. However, interest expense on bonds declined due to a decrease in rates paid, which more than offset the volume increase. The rate decrease was primarily due to longer term debt that was called or matured and then replaced with lower cost bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
During the first quarter of 2014, short-term funding spreads were relatively stable. However, long-term funding spreads improved considerably as the unfavorable market conditions present during much of 2013 began to recede.
Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three months ended March 31, 2014 and 2013. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$47,319.7	$63.1	0.54	$127.1	1.09	$(64.0)	(0.55)
Mortgage loans held for portfolio	3,206.5	33.4	4.22	34.1	4.30	(0.7)	(0.08)
All other interest-earning assets	16,938.5	55.4	1.33	58.0	1.39	(2.6)	(0.06)
Total interest-earning assets	$67,464.7	$151.9	0.91	$219.2	1.32	$(67.3)	(0.41)
Liabilities:
Consolidated obligation bonds	$37,207.3	$83.5	0.91	$145.7	1.59	$(62.2)	(0.68)
All other interest-bearing liabilities	26,270.5	6.1	0.09	6.1	0.09	—	—
Total interest-bearing liabilities	$63,477.8	$89.6	0.57	$151.8	0.97	$(62.2)	(0.40)
Net interest income/net interest spread		$62.3	0.34	$67.4	0.35	$(5.1)	(0.01)

Three Months Ended March 31, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$36,379.5	$57.5	0.64	$121.9	1.36	$(64.4)	(0.72)
Mortgage loans held for portfolio	3,530.3	37.6	4.32	38.6	4.44	(1.0)	(0.12)
All other interest-earning assets	18,718.4	58.0	1.26	58.0	1.26	—	—
Total interest-earning assets	$58,628.2	$153.1	1.06	$218.5	1.51	$(65.4)	(0.45)
Liabilities:
Consolidated obligation bonds	$35,877.2	$102.1	1.15	$160.4	1.81	$(58.3)	(0.66)
All other interest-bearing liabilities	19,007.8	5.6	0.12	5.6	0.12	—	—
Total interest-bearing liabilities	$54,885.0	$107.7	0.80	$166.0	1.23	$(58.3)	(0.43)
Net interest income/net interest spread		$45.4	0.26	$52.5	0.28	$(7.1)	(0.02)

The impact of derivatives reduced net interest income for the three months ended March 31, 2014 and 2013. The use of derivatives had comparatively little impact on the net interest spread for the same periods.
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
Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the first quarter of 2014 was $(3.9) million compared to $(0.1) million for the same period in 2013. The benefit was primarily due to a decrease in delinquencies, overall improvement in the housing market and a change in the allowance estimation methodology as a result of the adoption of AB 2012-02 which is discussed in more detail in the Financial Condition section of this Item 2.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2014	2013
Total OTTI losses	$—	$—
OTTI losses reclassified (from) AOCI	—	(0.4)
Net OTTI losses, credit portion	—	(0.4)
Net gains on trading securities	9.8	0.2
Net gains (losses) on derivatives and hedging activities	(9.2)	1.6
Gains on litigation settlements, net	36.6	—
Other, net	4.5	2.3
Total other noninterest income	$41.7	$3.7

The Bank's higher total other noninterest income for the first quarter of 2014 compared to the same prior year period was due primarily to the settlement of claims, net of legal fees and expenses, in the first quarter of 2014 against certain defendants arising from investments the Bank made in private label MBS, as well as higher net gains on trading securities partially offset by a net loss on derivatives and hedging activities. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio. The activity related to derivatives and hedging activities is discussed in more detail below.

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

The following tables detail the net effect of derivatives and hedging activities for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(3.6)	$—	$(0.7)	$7.7	$—	$3.4
Net interest settlements included in net interest income (2)	(60.4)	(2.6)	—	54.5	—	(8.5)
Total effect on net interest income	$(64.0)	$(2.6)	$(0.7)	$62.2	$—	$(5.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.8	$(0.4)	$—	$0.1	$—	$0.5
Gains (losses) on derivatives not receiving hedge accounting	(1.9)	(22.8)	(4.4)	19.1	0.3	(9.7)
Total net gains (losses) on derivatives and hedging activities	$(1.1)	$(23.2)	$(4.4)	$19.2	$0.3	$(9.2)
Total net effect of derivatives and hedging activities	$(65.1)	$(25.8)	$(5.1)	$81.4	$0.3	$(14.3)

	Three months ended March 31, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.5)	$—	$(1.0)	$8.3	$4.8
Net interest settlements included in net interest income (2)	(61.9)	—	—	50.0	(11.9)
Total effect on net interest income	$(64.4)	$—	$(1.0)	$58.3	$(7.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(2.5)	$—	$—	$1.4	$(1.1)
Gains (losses) on derivatives not receiving hedge accounting	—	0.3	4.1	(1.7)	2.7
Total net gains (losses) on derivatives and hedging activities	$(2.5)	$0.3	$4.1	$(0.3)	$1.6
Total net effect of derivatives and hedging activities	$(66.9)	$0.3	$3.1	$58.0	$(5.5)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). During the first quarter of 2014, total ineffectiveness related to these fair value hedges resulted in net gains of $0.5 million compared to net losses of $(1.1) million during the first quarter of 2013. The total notional amount increased to $25.7 billion at March 31, 2014 from $25.4 billion at December 31, 2013. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(9.7) million in the first quarter of 2014 compared to net gains of $2.7 million for the first quarter of 2013. The total notional amount of economic hedges was $13.3 billion at March 31, 2014 and $11.8 billion at December 31, 2013.

Other Expense

The Bank's total other expenses increased $1.7 million, to $19.1 million, for the three months ended March 31, 2014 compared to the same prior year period and reflected higher compensation and benefits primarily related to a $1.5 million voluntary contribution to the Bank's pension plan in the first quarter of 2014. The Bank's 2013 Form 10-K has additional information regarding the Bank's defined benefit pension plan, including the impact of the Moving Ahead for Progress in the 21st Century Act (MAP-21) legislation on the plan's funded status.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2013 Form 10-K.

Assets

Total assets were $64.6 billion at March 31, 2014, compared to $70.7 billion at December 31, 2013. The decline was primarily due to a decrease of $4.1 billion in advances and $2.0 billion in short-term liquidity balances. Short-term liquidity balances, which include cash and Federal funds sold, decreased to $4.0 billion at March 31, 2014 from $6.0 billion at December 31, 2013. The following provides additional details regarding the primary components of the Statement of Condition.

As previously noted, the Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. The Finance Agency continues to engage in dialog with the FHLBanks regarding their housing finance mission and levels of mission-related assets.

Advances. Advances (par) totaled $45.6 billion at March 31, 2014 compared to $49.7 billion at December 31, 2013. This decrease was due to a significant decline in the fixed rate product type (Repo/Mid-Term Repo and Returnables), partially offset by an increase in the adjustable/variable-rate indexed product type (Core (Term)). At March 31, 2014, the Bank had advances outstanding to 180 borrowing members, compared to 181 borrowing members at December 31, 2013. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 75.3% of total advances as of March 31, 2014 compared to 77.4% at December 31, 2013.

The following table provides information (at par excluding discounts, deferred prepayment fees, and hedging adjustments as reflected in the Statement of Condition) on advances by different product type at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
in millions	2014	2013
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$7,435.0	$7,435.0
Core (Term)	13,023.7	10,520.7
Total adjustable/variable-rate indexed	$20,458.7	$17,955.7
Fixed rate:
Repo/Mid-Term Repo	$12,476.0	$17,415.1
Core (Term)	6,855.7	6,839.2
Returnables	3,500.0	5,000.0
Total fixed rate	$22,831.7	$29,254.3
Convertible	$2,040.0	$2,255.0
Amortizing/mortgage-matched:
Core (Term)	$250.2	$249.0
Total par balance	$45,580.6	$49,714.0

The Bank had no putable advances at March 31, 2014 or December 31, 2013.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31,	December 31,
Member Asset Size	2014	2013
Less than $100 million	5	24
Between $100 million and $500 million	55	117
Between $500 million and $1 billion	57	50
Between $1 billion and $5 billion	66	27
Greater than $5 billion	23	18
Total borrowing members during the year	206	236
Total membership	300	297
Percentage of members borrowing during the period	68.7%	79.5%
Total borrowing members with outstanding loan balances at period-end	180	181
Percentage of members borrowing at period-end	60.0%	60.9%

During 2014, the Bank has experienced a net increase of three members. The Bank added five new members and lost two members. One member was placed into receivership with its charter being dissolved, and one member merged with another institution within the Bank's district.

The following table provides information at par on advances by member classification at March 31, 2014, December 31, 2013 and December 31, 2012. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

(in thousands)	March 31, 2014	December 31, 2013	December 31, 2012	March 31, 2014 vs. December 31, 2013	December 31, 2013 vs. December 31, 2012
Member Classification
Large	$33,115.1	$36,945.1	$30,505.2	(10.4)%	21.1%
Regional	6,033.7	5,567.7	4,030.7	8.4	38.1
Mid-size	2,223.6	2,765.5	1,851.6	(19.6)	49.4
CFI	3,244.8	3,547.3	2,740.2	(8.5)	29.5
Insurance	957.9	882.9	492.9	8.5	79.1
Non-member	5.5	5.5	50.2	—	(89.0)
Total	$45,580.6	$49,714.0	$39,670.8	(8.3)%	25.3%

As of March 31, 2014, total advances declined 8.3% compared with balances at December 31, 2013. The decline was attributable to lower demand from the large members and to a lesser degree by the Mid-size and CFI members. The change in the Mid-size and Regional member groups was primarily driven by a reclassification of one member bank between categories. The Bank experienced increased demand for advances in 2013 from all of its member classification groups. Although the greatest volume increase was generated by the larger members, the Regional, Mid-size, CFI and Insurance members generated a greater percentage increase.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2014.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, decreased $49.8 million, to $3.2 billion at March 31, 2014. This decline was primarily driven by the continued net runoff of the MPF Plus Portfolio as the Bank has not purchased loans into this portion of the portfolio since July 2006, which more than offset purchases of new loans into the MPF Original portion of the portfolio. The Bank’s focus is on purchasing MPF loans directly originated by community and regional member banks in its district rather than large national originators.

Balances regarding the Bank’s loan products and mortgage loans held are summarized below. The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status and records cash payments received as a reduction of principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to government guarantees or insurance. The Bank has a loan modification program for participating financial institutions (PFIs) under the MPF Program. The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), since some form of concession has been made by the Bank.

	March 31,	December 31,
(in millions)	2014	2013
Advances(1)	$46,063.9	$50,247.5
Mortgage loans held for portfolio, net(2)	3,174.3	3,224.1
Nonaccrual mortgage loans(3)	55.9	57.8
Mortgage loans 90 days or more delinquent and still accruing interest(4)	8.3	8.3
BOB loans, net	11.2	11.4
Nonaccrual BOB loans	0.3	0.5
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses. Includes TDRs of $10.8 million and $12.0 million at March 31, 2014 and December 31, 2013, respectively.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include TDRs.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has remained stable since year-end 2013. As of March 31, 2014, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.7% of the MPF Original portfolio and 4.3% of the MPF Plus portfolio compared with 0.6% and 4.2%, respectively, at December 31, 2013. The actual amount of MPF Plus seriously delinquent loans and foreclosures has fallen from December 31, 2013 to March 31, 2014, but due to the run-off of the MPF Plus portfolio, the percentages have increased.

The allowance for credit losses (ACL) on mortgage loans is based on the losses inherent in the Bank's mortgage loan portfolio after taking into consideration the credit enhancement (CE) structure of the MPF Program. The losses inherent in the portfolio are based on either an individual or collective assessment of the mortgage loans.

The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions of AB 2012-02. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent, which are comprised primarily of MPF loans that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property.

The remainder of the portfolio's incurred loss is estimated using a collective assessment, which is based on probability and loss given default. Probability of default and loss given default are based on the actual 12 month historical performance of the Bank's mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral including a factor that reduces estimated proceeds from primary mortgage insurance (PMI) given the credit deterioration experienced by those companies. The resulting estimated loss is reduced by the CE structure of the MPF Program, discussed below.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2014 and December 31, 2013.

	MPF CE structure March 31, 2014		ACL March 31, 2014
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.8	$136.8	$2.6	$(2.1)	$0.5
MPF Plus	22.1	42.1	13.9	(7.1)	6.8
Total	$24.9	$178.9	$16.5	$(9.2)	$7.3

	MPF CE structure December 31, 2013		ACL December 31, 2013
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.7	$133.9	$2.3	$(1.7)	$0.6
MPF Plus	22.8	42.7	23.3	(12.5)	10.8
Total	$25.5	$176.6	$25.6	$(14.2)	$11.4

Investments. At March 31, 2014, the sum of the Bank's interest-bearing deposits and Federal funds sold decreased approximately $47.3million from December 31, 2013 as the Bank's liquidity needs declined in the first three months of 2014. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities (trading, AFS, and HTM securities) totaled $11.1 billion at March 31, 2014 compared to $11.0 billion at December 31, 2013. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2014	December 31, 2013
Trading securities:
Mutual funds	$4.8	$4.6
GSE and Tennessee Valley Authority (TVA) obligations	254.7	234.6
Total trading securities	$259.5	$239.2
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	2,115.5	2,096.2
State or local agency obligations	14.0	14.0
MBS:
Other U.S. obligations residential MBS	371.8	385.3
GSE MBS	3,466.8	3,122.2
Private label residential MBS	1,077.0	1,123.6
Private label home equity line of credit (HELOCs)	14.0	14.4
Total AFS securities	$7,061.1	$6,757.7
HTM securities:
GSE securities	$15.2	$16.2
State or local agency obligations	241.7	242.9
MBS:
Other U.S. obligations residential MBS	1,358.4	1,435.5
GSE MBS	1,374.8	1,417.9
Private label residential MBS	832.3	873.3
HELOCs	—	9.7
Total HTM securities	$3,822.4	$3,995.5
Total investment securities	$11,143.0	$10,992.4

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of March 31, 2014. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mutual funds	$4.8	$—	$—	$—	$4.8
GSE and TVA obligations	—	—	180.0	74.7	254.7
Total trading securities	$4.8	$—	$180.0	$74.7	$259.5
Yield on trading securities (%)	n/a	n/a	2.64	3.68	2.88
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
GSE and TVA obligations	200.2	1,152.1	578.8	184.4	2,115.5
State or local agency obligations	—	—	1.0	13.0	14.0
MBS:
Other U.S. obligations residential MBS	—	—	—	371.8	371.8
GSE MBS	—	418.1	435.7	2,613.0	3,466.8
Private label residential MBS	—	—	—	1,077.0	1,077.0
HELOCs	—	—	—	14.0	14.0
Total AFS securities	$202.2	$1,570.2	$1,015.5	$4,273.2	$7,061.1
Yield on AFS securities (%)	0.29	1.10	2.67	2.00	1.85
HTM securities:
GSE securities	$—	$15.2	$—	$—	$15.2
State or local agency obligations	—	—	41.5	200.2	241.7
MBS:
Other U.S. obligations residential MBS	—	—	311.6	1,046.8	1,358.4
GSE MBS	—	119.7	740.6	514.5	1,374.8
Private label residential MBS	—	33.4	—	798.9	832.3
Total HTM securities	$—	$168.3	$1,093.7	$2,560.4	$3,822.4
Yield on HTM securities (%)	n/a	3.82	2.56	1.74	2.06
Total investment securities	$207.0	$1,738.5	$2,289.2	$6,908.3	$11,143.0
Yield on investment securities (%)	0.29	1.36	2.62	1.92	1.95
Interest-bearing deposits	5.5	—	—	—	5.5
Federal funds sold	2,830.0	—	—	—	2,830.0
Total investments	$3,042.5	$1,738.5	$2,289.2	$6,908.3	$13,978.5

As of March 31, 2014, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$3,376.5	$3,410.5
Fannie Mae	2,514.8	2,532.7
Ginnie Mae	1,418.6	1,425.9
Federal Farm Credit Banks	1,266.4	1,266.4
Total	$8,576.3	$8,635.5

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of March 31, 2014, the Bank was obligated to fund approximately $5.7 million in additional advances and BOB loans, $15.1 million of mortgage loans and $15.5 billion in outstanding standby letters of credit, and to issue $532.3 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generated a retained earnings target of $535.0 million as of March 31, 2014. The Bank exceeded its retained earnings target as of March 31, 2014 as it had $748.8 million of retained earnings. The framework also assists management in its overall analysis of the level of future dividends.

Retained earnings increased $63.1 million, to $748.8 million, at March 31, 2014 compared to $685.7 million at December 31, 2013. The increase in retained earnings during the first three months of 2014 reflected net income partially offset by $16.8 million of dividends paid. Total retained earnings at March 31, 2014 included unrestricted retained earnings of $672.7 million and restricted retained earnings (RRE) of $76.1 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K.

Capital Plan. Under the Bank’s Capital Plan, members are required to purchase and maintain a certain level of activity-based capital stock to obtain advances and engage in other business transactions. The amount of this stock requirement can be periodically modified by the Bank, with Board of Directors approval.

In light of the growth in retained earnings over the last several years, in February 2014, the Board approved a reduction in the capital stock purchase requirement on letters of credit from 1.60% to 0.75%. This change was effective March 18, 2014 and applies to both letters of credit outstanding as of the effective date and those issued after the effective date.

In addition, the Bank has initiated the process of amending its Capital Plan. The goal of this Capital Plan amendment is to make the plan an active tool to shape the structure of the balance sheet, including the level of member activity with the Bank. Under the proposed amendment, the Bank's capital stock would be divided into two subclasses: (1) a membership stock subclass and (2) an activity-stock subclass. The establishment of subclasses will enable the Bank to make dividend distinctions between the subclasses. For example, the Bank could pay a dividend tied to a benchmark on the membership stock subclass and pay a higher dividend on the activity-stock subclass. Additionally, the proposed amendment would expand the letter of credit stock purchase requirement range and prospectively establish a capital stock purchase requirement for forward starting advances. As required by Finance Agency regulation and the terms of the Capital Plan, any amendment must be approved by the Finance Agency prior to becoming effective.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent (or "regulatory") capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,
(in millions)	2014	2013
Permanent capital:
Capital stock (1)	$2,683.3	$2,962.2
Retained earnings	748.8	685.7
Total permanent capital	$3,432.1	$3,647.9
RBC requirement:
Credit risk capital	$559.9	$580.2
Market risk capital	198.3	229.5
Operations risk capital	227.4	242.9
Total RBC requirement	$985.6	$1,052.6
Excess permanent capital over RBC requirement	$2,446.5	$2,595.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital decreased $148.8 million from year-end primarily due to the decrease in capital stock.

On March 20, 2014, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2014.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at March 31, 2014.

	March 31,	December 31,
(dollars in millions)	2014	2013
Regulatory Capital Ratio
Minimum regulatory capital (4.0% of total assets)	$2,582.2	$2,826.8
Regulatory capital	3,432.1	3,647.9
Total assets	64,555.7	70,670.9
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.3%	5.2%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,227.8	$3,533.5
Leverage capital (regulatory capital multiplied by a 1.5 weighting factor)	5,148.1	5,471.9
Leverage ratio (leverage capital as a percentage of total assets)	8.0%	7.7%

The increase in the regulatory capital and leverage ratios from December 31, 2013 to March 31, 2014 was primarily due to a decrease in capital stock outstanding and total assets.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

	March 31,		December 31,
(dollars in millions)	2014		2013
Commercial banks	179	$2,256.7	179	$2,540.0
Thrifts	76	280.9	78	284.1
Insurance companies	8	92.3	7	88.9
Credit unions	37	51.5	33	49.2
Total member institutions / total GAAP capital stock	300	2,681.4	297	2,962.2
Mandatorily redeemable capital stock		1.9		—
Total capital stock		$2,683.3		$2,962.2

Critical Accounting Policies

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies are presented in Item 7. Management's Discussion and Analysis in the Bank's 2013 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

During the three months ended March 31, 2014, the Bank updated its Critical Accounting Policy for its Allowance for Credit Losses on Mortgage Loans Held for Portfolio as a result of adoption of the classification provisions of the Finance Agency Advisory Bulletin 2012-02, as clarified by Advisory Bulletin 2013-02 (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures, excluding investment securities. As a result of this adoption, the Bank began to obtain values of collateral for certain MPF loans, primarily those that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy. These values are now incorporated into the Bank's calculation of incurred losses on its MPF portfolio and the related allowance for credit losses. This adoption resulted in an immaterial benefit to the Bank's allowance on MPF loans at March 31, 2014.

During the three months ended March 31, 2014, the Bank also updated its Critical Accounting Policy for Guarantees and Consolidated Obligations as a result of the adoption of recently-issued FASB guidance for joint and several liabilities. The Bank's joint and several obligation associated with its consolidated obligations is within the scope of this guidance. This guidance requires the Bank to measure its obligation as the sum of (1) the amount the Bank agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the Bank expects to pay on behalf of its co-obligors. This adoption had no impact on the Bank's financial statements at March 31, 2014.

The Bank made no other changes to its critical accounting policies during the three months ended March 31, 2014.

Proposed and Recently Issued Accounting Guidance. See Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or that will become effective for the Bank in future periods.

In addition to the above, AB 2012-02 requires the Bank to charge off the portion of a loan deemed to be a "loss." However, this is not required until January 1, 2015. Upon adoption of the charge-off provisions, the Bank's allowance for loan losses will be eliminated and a corresponding investment will be reduced, unless the loss is expected to be recovered by the CE of the MPF Program, for which the Bank will establish a CE Fee Receivable. The ultimate losses realized on the Bank's loan portfolio will be the same; however, the timing of when the losses are recognized will differ. The Bank does not expect the charge-off provisions to have a material impact on the Bank's financial statements.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBanks (each a "regulated entity"). The proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

•
revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopt an enterprise wide risk management program and appoint a chief risk officer with certain enumerated responsibilities;

•
require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in support of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.
Finance Agency Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to review the compensation arrangements of executive officers of the FHLBanks. The final rule addresses the authority of the Director of the Finance Agency to review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule became effective on February 27, 2014.

Finance Agency Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Director of the Finance Agency will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operating risk, and business risk in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2013 Form 10-K. The Bank’s risks are affected by current and projected financial and residential mortgage market trends, which are discussed in the Executive Summary portion of this Item 2.

Details regarding the Bank's Risk Governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2013 Form 10-K.

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet and measures the Bank's current ability to honor the par put redemption feature of its capital stock. This is one of the risk metrics used to evaluate the adequacy of retained earnings and develop dividend payment recommendations.

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. When MV/CS is above the established floor, additional analysis of the adequacy of retained earnings is performed. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy.

The MV/CS ratio was 135.7% at March 31, 2014 and 128.0% at December 31, 2013. This improvement was primarily due to increased retained earnings and a lower capital stock balance.

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

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market Risk. The Bank's market risk management objective is to protect member/shareholder and bondholder value consistent with the Bank's housing mission and safe and sound operations across a wide range of interest rate environments. Management believes that a disciplined approach to market risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

The Bank's Market Risk Models. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results.

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

The following table presents the Bank's duration of equity exposure calculated in accordance with the alternate methodology and the actual duration of equity at March 31, 2014 and December 31, 2013. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and is therefore not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
March 31, 2014	0.6	1.0	1.5
December 31, 2013	0.4	0.9	1.2
Actual duration of equity:
March 31, 2014	1.4	1.8	2.3
December 31, 2013	1.2	1.6	2.0

The modest duration of equity increases from prior year-end primarily reflect the net effect of maturing fixed-rate debt, which was partially offset by lower long-term interest rates.

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

The following table presents the Bank's EDS level and volatility as of March 31, 2014 and December 31, 2013. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at March 31, 2014 and December 31, 2013.

	EDS Yield Curve Shifts (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
March 31, 2014	552	(78)	643	13	630	683	53	694	64
December 31, 2013	531	(29)	576	16	560	633	73	613	53

Year 2 Return Volatility
March 31, 2014	633	(15)	686	38	648	672	24	663	15
December 31, 2013	554	1	563	10	553	580	27	578	25

Projected EDS in all scenarios increased for both Year 1 and Year 2 mainly due to lower projected capital stock requirements and higher earnings from higher advance and agency investment projections, lower assumed hedging costs and maturity of high yield debt. EDS volatility changes were mainly the result of maturing fixed rate debt and floating rate reset risk and mark-to-market position changes.

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

The daily exposure limit of EaR as approved by the Board is $3.3 million. The Bank's ALCO has established a lower exposure limit as an operating guideline at $2.7 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first three months of 2014. At March 31, 2014, EaR measured $1.8 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on the basis of a member’s total credit exposure to the Bank or TCE, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At March 31, 2014, TCE was $61.8 billion, comprised of approximately $45.6 billion in advance principal outstanding, $15.9 billion in letters of credit, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. In addition, at March 31, 2014, the Bank had approximately $4.7 million in advance commitments. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Refer to the Collateral Policies and Practices section below for recent revisions to MBC requirements. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2013 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

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

During the first three months of 2014, there were five failures of FDIC-insured institutions nationwide. One of those was a member of the Bank. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking on February 28, 2014. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume all of the deposits and substantially all of the assets of the failed institution.

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

The following table presents the Bank’s top ten borrowers with respect to their TCE at March 31, 2014.

	March 31, 2014
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$18,708.1	30.3%
Chase Bank USA, N.A., DE	9,976.1	16.1
Santander Bank, N.A, DE (2)	8,321.3	13.5
TD Bank, National Association, DE	7,320.2	11.8
Ally Bank, UT (3)	3,751.6	6.1
Susquehanna Bank, PA	1,235.1	2.0
Customers Bank, PA	909.0	1.5
Fulton Bank, N.A., PA	890.9	1.4
Northwest Savings Bank, PA	722.1	1.2
Wilmington Savings Fund Society FSB, DE	654.9	1.1
	$52,489.3	85.0%
Other borrowers	9,277.9	15.0
Total TCE outstanding	$61,767.2	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at March 31, 2014, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of March 31, 2014.

	March 31, 2014
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$12,435.1	27.3%
Chase Bank USA, N.A., DE	9,975.0	21.9
Santander Bank, N.A, DE (2)	6,955.0	15.3
Ally Bank, UT (3)	3,750.0	8.2
Susquehanna Bank, PA	1,225.0	2.7
Customers Bank, PA	905.0	2.0
Fulton Bank, N.A., PA	742.7	1.6
Northwest Savings Bank, PA	725.4	1.6
Wilmington Savings Fund Society FSB, DE	654.8	1.4
First Commonwealth Bank, PA	570.4	1.2
	$37,938.4	83.2%
Other borrowers	7,642.2	16.8
Total advances	$45,580.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The average year-to-date March 31, 2014 balances for the ten largest borrowers totaled $38.9 billion, or 83.2% of total average advances outstanding. During the three months ended March 31, 2014, the maximum outstanding balance to any one borrower was $12.4 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of March 31, 2014 and December 31, 2013. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances.

(dollars in millions)	March 31, 2014	December 31, 2013
Letters of credit:
Public unit deposit	$15,856.2	$14,766.4
Tax exempt bonds	15.4	15.4
Other	23.9	37.6
Total (1)	$15,895.5	$14,819.4
Expiration terms:
One year or less (1)	$10,914.3	$10,055.9
After one year through five years (2)	4,981.2	4,763.5
Total	$15,895.5	$14,819.4
Notes:
(1) Includes approved requests to issue future standby letters of credit of $417.8 million and $154.1 million, respectively.
(2) These letters of credit have a final expiration date exceeding one year but are subject to non-renewal every year or less.

At March 31, 2014, the Bank had a concentration of letters of credit with two members totaling $13.5 billion or 85.1% of the total outstanding amount. At December 31, 2013, $12.8 billion or 86.6% were concentrated with two members.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. Recent revisions to the Bank’s Collateral Policy include acceptance of municipal bonds with a Nationally Recognized Statistical Rating Organization (NRSRO) rating of A or better, as eligible collateral at the following collateral weightings: AAA = 92%, AA =

90% and A = 88%. The securities must have a real estate nexus. Additionally, Resolution Funding Corporation (REFCORP) bonds will be accepted at a 97% collateral weighting. Refer to the Risk Management section of the Bank's 2013 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate (as applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2013 Form 10-K.

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2014 and December 31, 2013. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	March 31, 2014		December 31, 2013
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$73,963.4	44.0%	$70,295.5	43.6%
High quality investment securities(1)	5,470.6	3.3	6,874.5	4.3
ORERC(2)/CFI(3) eligible collateral	75,618.4	45.0	72,882.9	45.2
Multi-family residential mortgage loans	12,873.8	7.7	11,142.9	6.9
Total eligible collateral value	$167,926.2	100.0%	$161,195.8	100.0%
Total TCE	$61,767.2		$65,255.3
Collateralization ratio (eligible collateral value to TCE outstanding)	271.9%		247.0%
Note:
(1) High quality investment securities are defined in the Collateral section of the Bank's 2013 Form 10-K. In addition, as of March 31, 2014, municipal securities and REFCORP bonds have been added to the Bank's definition of high quality investment securities.
(2) Other real estate related collateral
(3) Community Financial Institution

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status as of March 31, 2014 and December 31, 2013.

	March 31, 2014
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$57,972.4	39.5%	$11,240.7	88.0%	$250.0	38.8%	$69,463.1	43.4%
High quality investment securities(1)	3,767.0	2.6	1,537.4	12.0	44.4	6.9	5,348.8	3.3
ORERC/CFI eligible collateral	72,367.6	49.3	—	—	329.9	51.2	72,697.5	45.4
Multi-family residential mortgage loans	12,632.3	8.6	—	—	19.6	3.1	12,651.9	7.9
Total eligible collateral value	$146,739.3	100.0%	$12,778.1	100.0%	$643.9	100.0%	$160,161.3	100.0%
Total TCE	$50,767.7	82.2%	$10,943.0	17.7%	56.5	0.1%	$61,767.2	100.0%
Number of members	201	93.1%	7	3.2%	8	3.7%	216	100.0%

	December 31, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$54,268.4	38.9%	$10,965.9	88.5%	$459.9	33.2%	$65,694.2	42.8%
High quality investment securities(1)	5,329.4	3.8	1,420.3	11.5	43.3	3.1	6,793.0	4.4
ORERC/CFI eligible collateral	69,066.1	49.5	—	—	845.1	61.1	69,911.2	45.6
Multi-family residential mortgage loans	10,904.5	7.8	—	—	35.9	2.6	10,940.4	7.2
Total eligible collateral value	$139,568.4	100.0%	$12,386.2	100.0%	$1,384.2	100.0%	$153,338.8	100.0%
Total TCE	$54,288.7	83.2%	$10,864.1	16.6%	$102.4	0.2%	$65,255.3	100.0%
Number of members	200	92.0%	6	3.0%	10	5.0%	216	100.0%
Note:
(1) High quality investment securities are defined in the Collateral section of the Bank's 2013 Form 10-K. In addition, as of March 31, 2014, municipal securities and REFCORP bonds have been added to the Bank's definition of high quality investment securities.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of March 31, 2014 and December 31, 2013, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.2 billion and $2.3 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2014 and December 31, 2013 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	March 31, 2014 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Federal funds sold	$—	$1,600.0	$1,000.0	$230.0	$—	$2,830.0
Total money market investments	—	1,600.0	1,000.0	230.0	—	2,830.0
Investment securities:
GSE and TVA obligations	—	2,385.4	—	—	—	2,385.4
State or local agency obligations	14.0	241.7	—	—	—	255.7
Total non-MBS	14.0	2,627.1	—	—	—	2,641.1
Other U.S. obligations residential MBS	—	1,730.2	—	—	—	1,730.2
GSE MBS	—	4,841.6	—	—	—	4,841.6
Private label residential MBS	—	6.5	39.3	352.0	1,507.4	1,905.2
HELOCs	—	—	—	—	14.0	14.0
Total MBS	—	6,578.3	39.3	352.0	1,521.4	8,491.0
Total investments	$14.0	$10,805.4	$1,039.3	$582.0	$1,521.4	$13,962.1

	December 31, 2013 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Federal funds sold	$—	$1,300.0	$1,300.0	$275.0	$—	$2,875.0
Total money market investments	—	1,300.0	1,300.0	275.0	—	2,875.0
Investment securities:
GSE and TVA obligations	—	2,347.0	—	—	—	2,347.0
State or local agency obligations	14.0	242.9	—	—	—	256.9
Total non-MBS	14.0	2,589.9	—	—	—	2,603.9
Other U.S. obligations residential MBS	—	1,820.8	—	—	—	1,820.8
GSE MBS	—	4,540.1	—	—	—	4,540.1
Private label residential MBS	—	12.4	38.0	369.7	1,572.8	1,992.9
HELOCs	—	—	9.7	—	14.4	24.1
Total MBS	—	6,373.3	47.7	369.7	1,587.2	8,377.9
Total investments	$14.0	$10,263.2	$1,347.7	$644.7	$1,587.2	$13,856.8
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.8 million and $6.6 million at March 31, 2014 and December 31, 2013, respectively.
(2) Balances exclude $4.1 million private label MBS security which was not rated both at March 31, 2014 and December 31, 2013.
(3) Balances exclude total accrued interest of $16.5 million and $19.6 million at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, there were credit rating agency actions affecting a total of two private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2013. These securities had a total par value of $73.0 million as of March 31, 2014.

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

As of March 31, 2014, the Bank had unsecured exposure to six counterparties totaling $2.8 billion, or an average of $471.7 million per counterparty, with unsecured exposure to four counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at March 31, 2014 and December 31, 2013. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	March 31, 2014	December 31, 2013
Federal funds sold	$2,830.0	$2,875.0
Total	$2,830.0	$2,875.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2014, 92% of the Bank’s unsecured investment credit exposure in Federal funds sold were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2014, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2014 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$—	$80.0	$80.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	—	230.0	230.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	1,000.0	—	1,000.0
Netherlands	800.0	—	—	800.0
Total U.S. branches and agency offices of foreign commercial banks	1,600.0	1,000.0	—	2,600.0
Total unsecured investment credit exposure	$1,600.0	$1,000.0	$230.0	$2,830.0

(in millions)
December 31, 2013 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$500.0	$125.0	$625.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	275.0	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	500.0	—	500.0
Netherlands	500.0	—	—	500.0
Norway	—	300.0	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	1,300.0	800.0	—	2,100.0
Total unsecured investment credit exposure	$1,300.0	$1,300.0	$275.0	$2,875.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after March 31, 2014.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either March 31, 2014 or December 31, 2013.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At March 31, 2014 all the unsecured investments held by the Bank had overnight maturities.

(in millions)
March 31, 2014
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$80.0	$—	$—	$80.0
U.S. subsidiaries of foreign commercial banks	150.0	—	—	150.0
Total domestic and U.S. subsidiaries of foreign commercial bank	230.0	—	—	230.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	1,000.0	—	—	1,000.0
Netherlands	800.0	—	—	800.0
Total U.S. branches and agency offices of foreign commercial banks	2,600.0	—	—	2,600.0
Total unsecured investment credit exposure	$2,830.0	$—	$—	$2,830.0

(in millions)
December 31, 2013
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$625.0	$—	$—	$625.0
U.S. subsidiaries of foreign commercial banks	150.0	—	—	150.0
Total domestic and U.S. subsidiaries of foreign commercial bank	775.0	—	—	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	500.0	—	—	500.0
Netherlands	500.0	—	—	500.0
Norway	300.0	—	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	2,100.0	—	—	2,100.0
Total unsecured investment credit exposure	$2,875.0	$—	$—	$2,875.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at March 31, 2014 and December 31, 2013.

The Bank did not have any other overnight securities at March 31, 2014.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE/TVA securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.6 billion both at March 31, 2014 and December 31, 2013.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio increased $210.9 million from December 31, 2013 to $6.6 billion at March 31, 2014. This increase was due to purchases of $386.1 million of AFS securities partially offset by paydowns of $175.3 million.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $97.8 million from December 31, 2013 to $1.9 billion at March 31, 2014. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The slight increase in prices on OTTI securities during the first three months of 2014 increased the unrealized gains in AOCI from $77.6 million at December 31, 2013 to $79.1 million as of March 31, 2014. The weighted average price on these OTTI securities increased slightly from 86.0 at December 31, 2013 to 86.2 at March 31, 2014. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2013 Form 10-K.

Approximately 23% of the Bank’s MBS portfolio at March 31, 2014 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

The prospectuses and offering memoranda for the private label MBS in the Bank’s portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses and is more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies, some of which were settled in the first quarter of 2014 as more fully discussed in Part II, Item 1. Legal Proceedings in this Form 10-Q.

Participants in the mortgage market often characterize single family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There is no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories, and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classify single family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process is less rigorous and to reduce the documentation requirements of the borrower. It should be noted that generally Alt-A and subprime mortgages are not being widely originated in the market today.

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the private label MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

	March 31, 2014			December 31, 2013
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$161.6	$1,005.1	$1,166.7	$175.6	$1,052.8	$1,228.4
Alt-A	429.4	499.5	928.9	447.7	527.6	975.3
Subprime	—	6.2	6.2	—	6.2	6.2
Total private label MBS - par value	$591.0	$1,510.8	$2,101.8	$623.3	$1,586.6	$2,209.9

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par, collateral type, and the security's credit rating as of March 31, 2014. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$6.5	$6.5
A	—	—	—	12.3	12.3
BBB	—	—	24.7	220.1	244.8
Below investment grade:
BB	—	13.8	37.1	120.0	170.9
B	—	—	32.1	104.0	136.1
CCC	—	7.9	6.8	30.9	45.6
CC	0.5	24.9	7.6	—	33.0
C	21.3	106.4	—	—	127.7
D	242.5	96.3	46.9	—	385.7
Unrated	—	—	—	4.1	4.1
Total	$264.3	$249.3	$155.2	$497.9	$1,166.7
Amortized cost	$201.9	$216.4	$145.4	$494.8	$1,058.5
Gross unrealized losses	—	(0.3)	(3.7)	(4.7)	(8.7)
Fair value	228.4	230.1	148.3	493.4	1,100.2
OTTI (1):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	86.4%	92.3%	95.6%	99.1%	94.3%
Original weighted average credit support	7.2	8.2	4.4	5.4	6.3
Weighted-average credit support - current	0.1	1.4	6.0	11.8	6.2
Weighted avg. collateral delinquency(2)	13.7	13.1	11.3	8.9	11.2

	Private Label MBS by Vintage - Alt-A (3)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
A	$—	$7.9	$—	$19.1	$27.0
BBB	—	—	5.0	99.4	104.4
Below investment grade:
BB	—	—	—	13.2	13.2
B	—	—	30.1	8.9	39.0
CCC	—	82.7	50.2	40.0	172.9
CC	—	42.9	8.5	2.2	53.6
D	193.1	271.9	53.8	—	518.8
Total	$193.1	$405.4	$147.6	$182.8	$928.9
Amortized cost	$146.6	$318.3	$139.3	$176.5	$780.7
Gross unrealized losses	—	(1.3)	(3.2)	(0.8)	(5.3)
Fair value	151.6	340.9	137.3	181.3	811.1
OTTI (1):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	78.5%	84.1%	93.0%	99.2%	87.3%
Original weighted average credit support	13.4	10.0	5.9	5.1	9.1
Weighted-average credit support - current	0.0	0.4	6.6	19.0	5.2
Weighted avg. collateral delinquency(2)	21.9	20.3	12.1	10.5	17.4
Notes:
(1) For the three months ended March 31, 2014.
(2) Delinquency information is presented at the cross-collateralization level.
(3) Includes HELOCs.

The Bank’s subprime private label MBS balances are immaterial to the overall portfolio; therefore, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total portfolio as of March 31, 2014. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in Item 1A. Risk Factors in the Bank's 2013 Form 10-K.

	March 31, 2014
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$466.8	$466.5
J.P. Morgan Chase & Co.	395.6	395.6
Countrywide Financial Corp. (2)	228.7	224.8
Wells Fargo & Co.	197.3	198.3
Citigroup Inc.	131.6	128.4
GMAC LLC	116.4	116.3
Other	386.9	386.6
Total	$1,923.3	$1,916.5

	March 31, 2014
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$648.2	$649.1
Nationstar Mortgage Inc.	466.8	466.5
Bank of America Corp.	264.5	260.4
U.S. Bank NA	154.6	154.6
CitiMortgage, Inc.	131.6	128.4
Other	257.6	257.5
Total	$1,923.3	$1,916.5
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at March 31, 2014.

(dollars in millions)	Par	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rate(1)
Private label MBS backed by:
Prime loans:
First lien	$307.5	$306.7	$(8.7)	11.6%
Alt-A and other:
Alt-A other	166.0	159.1	(5.3)	12.8%
Subprime loans:
First lien	3.9	3.9	(0.2)	24.3%
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank did not recognize any credit-related OTTI charges in earnings during the three months ended March 31, 2014 and recognized $0.4 million during the three months ended March 31, 2013. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its first quarter 2014 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	10.8	16.6	39.8	0.1
2006	10.8	13.8	36.1	1.3
2005	14.0	5.4	31.0	7.4
2004 and prior	16.9	3.0	30.9	10.3
Total Prime	13.3	9.4	34.3	5.0
Alt-A:
2007	12.2	26.9	39.6	0.0
2006	12.0	22.8	44.1	0.1
2005	11.2	13.7	39.2	0.4
2004 and prior	14.0	8.8	32.1	17.2
Total Alt-A	12.6	19.0	39.2	5.2
Subprime:
2004 and prior	8.3	25.0	65.8	36.8
Total Residential MBS	13.0	13.7	36.6	5.2

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC.

At March 31, 2014, the Bank had 48 private label MBS that have had OTTI charges during their life. The Bank has recognized $240.5 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. The Bank has realized $106.4 million of actual cash losses life-to-date, of which $5.5 million was incurred during the first quarter of 2014. Also during 2014, one OTTI security that had life-to-date credit losses of $0.1 million matured for which the Bank received all of the cash flows to which it was contractually entitled. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

By comparison, at March 31, 2013, the Bank had 49 private label MBS that have had OTTI charges during their life. The Bank has recognized $279.0 million of credit losses on these securities life-to-date. The Bank recognized $68.0 million of actual cash losses life-to-date, of which $15.0 million was incurred during the first quarter of 2013. Also, during 2013, one OTTI security, which had life-to-date credit losses of $0.1 million matured, for which the Bank received all of the cash flows to which it was contractually entitled.

The following tables present the amount of credit-related and non-credit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities in the first quarter of 2013. The Bank did not have OTTI charges on its private label MBS for the first quarter of 2014.

	March 31, 2013
(in millions)	Credit Losses	Net Non-credit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—
Securities previously impaired prior to current period	(0.4)	0.4	—
Total	$(0.4)	$0.4	$—

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank’s investment and is recognized as interest income over the life of the investment. Significant increases in cash flows caused an increase in the yield of certain OTTI private label MBS. Interest income on these securities was $5.9 million and $1.9 million for the first quarter of 2014 and 2013, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first three months of 2014 and 2013.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at March 31, 2014. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial for the three months ended March 31, 2014.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio $3.2 billion, both at March 31, 2014 and December 31, 2013, respectively, after an allowance for credit losses of $7.3 million and $11.4 million, respectively.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to 10 mortgage insurance companies which provide Primary Mortgage Insurance (PMI) and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the Bank's approved mortgage insurance company list whenever PMI coverage is required.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2014, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2014, $61.7 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2014 was $18.1 million and $7.1 million, respectively. As of December 31, 2013, these amounts were $18.9 million and $7.5 million, respectively.

BOB Loans. The Bank's BOB loan program is targeted to small businesses in the Bank's district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. See Item 1. Business in the Bank's 2013 Form 10-K for additional information about the BOB loan program. The allowance for credit losses on BOB loans was $2.1 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively.

Derivative Counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (Clearing Houses). The latter are types of derivatives referred to as cleared derivatives. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of March 31, 2014.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2014.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2014 and December 31, 2013.

(in millions)	March 31, 2014
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$7.3	$—	$—	$7.3
A	1,433.6	8.1	(5.8)	—	2.3
BBB	655.2	13.8	(13.2)	—	0.6
Liability positions with credit exposure:
A	2,995.0	(86.8)	88.6	—	1.8
Cleared derivatives (2)	14,057.9	(130.4)	177.1	—	46.7
Total derivative positions with credit exposure to non-member counterparties	19,441.7	(188)	246.7	—	58.7
Member institutions (3)	15.1	0.2	—	—	0.2
Total	$19,456.8	$(187.8)	$246.7	$—	$58.9
Derivative positions without credit exposure	19,535.9
Total notional	$38,992.7

(in millions)	December 31, 2013
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$9.6	$—	$—	$9.6
A	3,550.5	22.5	(4.8)	(13.8)	3.9
Cleared derivatives (2)	10,035.1	8.5	(2.7)	—	5.8
Liability positions with credit exposure:
A	3,724.0	(132.3)	133.4	—	1.1
Cleared derivatives (2)	—	—	25.6	—	25.6
Total derivative positions with credit exposure to non-member counterparties	17,609.6	(91.7)	151.5	(13.8)	46.0
Member institutions (3)	12.3	0.2	—	—	0.2
Total	$17,621.9	$(91.5)	$151.5	$(13.8)	$46.2
Derivative positions without credit exposure	19,629.8
Total notional	$37,251.7
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2014 . The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSRO's used by the Bank.
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

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of March 31, 2014 and December 31, 2013.

Notional Greater Than 10%	March 31, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$6,024.6	24.2	A	$5,751.1	21.1
JP Morgan Chase Bank, NA	A	3,386.4	13.6	A	3,366.9	12.4
Morgan Stanley Capital	BBB	2729.2	10.9	(1)	(1)	(1)
Credit Suisse International	(1)	(1)	(1)	A	3,284.0	12.1
BNP Paribas	(1)	(1)	(1)	A	2,738.7	10.1
All others	n/a	12,794.6	51.3	n/a	12,075.9	44.3
Total		$24,934.8	100.0		$27,216.6	100.0

Net Credit Exposure Greater Than 10%	March 31, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$7.3	60.1	AA	$9.6	65.0
HSBC Bank USA, NA	A	2.2	18.4	A	3.1	20.8
Credit Suisse International	A	1.3	10.4	(2)	(2)	(2)
All others	n/a	1.3	11.1	n/a	2.1	14.2
Total		$12.1	100.0		$14.8	100.0
Notes:
(1) The percentage of notional was not greater than 10%.
(2) The counterparty had less than 10% credit exposure as of December 31, 2013.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	March 31, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$84.4	$84.4	$84.8	$126.1	$126.1	$126.3
United Kingdom	35.3	30.3	30.1	41.7	36.7	37.4
Germany	54.7	39.7	38.5	86.9	71.9	71.3
France	0.7	—	—	—	—	—
Total	$175.1	$154.4	$153.4	$254.7	$234.7	$235.0
Note: The average maturity of these derivative contracts is January 2019 and February 2019 at March 31, 2014 and December 31, 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	March 31, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$5.0	$5.0	$5.8	$4.4	$4.4	$4.8
United Kingdom	17.6	15.3	14.6	9.6	8.6	13.1
Total	$22.6	$20.3	$20.4	$14.0	$13.0	$17.9
Note: The average maturity of these derivative contracts is July 2018 and December 2018 at March 31, 2014 and December 31. 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these strategies and are described further in the Bank's 2013 Form 10-K.

Consolidated obligations bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of March 31, 2014. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2014, the Bank’s consolidated obligation bonds outstanding increased to $37.9 billion compared to $37.7 billion at December 31, 2013. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at March 31, 2014 decreased to $21.9 billion compared to $28.2 billion at December 31, 2013, primarily due to a decrease in short-term advance activity. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. During the first three months of 2014, short-term funding levels remained relatively stable. Long-term funding levels improved considerably as the unfavorable market conditions present in the latter half of 2013 began to recede. Consolidated obligation bonds often have investor-determined features. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At March 31, 2014, callable bonds issued by the Bank were $12.8 billion, up approximately $1.6 billion from December 31, 2013. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at March 31, 2014 .

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At March 31, 2014 and December 31, 2013, excess contingency liquidity was approximately $15.8 billion and $13.8 billion, respectively.

Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2013 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K for additional information.

Operating and Business Risks

The Bank is exposed to various operating and business risks. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls and are categorized as compliance, fraud, legal, information and personnel operating risks. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. The Bank has established operating policies and procedures to manage each of the specific operating and business risks. For additional information, on operating and business risks, see the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2013 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2014	2013
Interest income:
Advances	$59,973	$55,780
Prepayment fees on advances, net	3,091	1,713
Interest-bearing deposits	83	117
Securities purchased under agreements to resell	13	576
Federal funds sold	705	1,463
Trading securities	1,838	60
Available-for-sale (AFS) securities	32,884	28,765
Held-to-maturity (HTM) securities	19,970	27,024
Mortgage loans held for portfolio	33,364	37,634
Total interest income	151,921	153,132
Interest expense:
Consolidated obligations - discount notes	6,036	5,245
Consolidated obligations - bonds	83,525	102,057
Mandatorily redeemable capital stock	14	289
Deposits	55	131
Other borrowings	3	7
Total interest expense	89,633	107,729
Net interest income	62,288	45,403
Provision (benefit) for credit losses	(3,873)	(121)
Net interest income after provision (benefit) for credit losses	66,161	45,524
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—
OTTI losses reclassified (from) AOCI (Note 5)	—	(442)
Net OTTI losses, credit portion (Note 5)	—	(442)
Net gains on trading securities (Note 2)	9,792	231
Net gains (losses) on derivatives and hedging activities (Note 9)	(9,199)	1,584
Gains on litigation settlements, net	36,610	—
Other, net	4,471	2,327
Total other noninterest income	41,674	3,700
Other expense:
Compensation and benefits	10,822	9,230
Other operating	6,104	6,029
Finance Agency	1,249	1,172
Office of Finance	893	954
Total other expense	19,068	17,385
Income before assessments	88,767	31,839
Affordable Housing Program (AHP) assessment	8,878	3,213
Net income	$79,889	$28,626
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	29,072	27,783
Basic and diluted earnings per share	$2.75	$1.03
Dividends per share	$0.58	$0.08
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$79,889	$28,626
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	24,528	(4,838)
Net non-credit portion of OTTI gains (losses) on AFS securities:
Net change in fair value of OTTI securities	2,018	14,364
Unrealized gains (losses)	(575)	15,060
Reclassification of non-credit portion included in net income	—	442
Total net non-credit portion of OTTI gains (losses) on AFS securities	1,443	29,866
Pension and post-retirement benefits	39	26
Total other comprehensive income	26,010	25,054
Total comprehensive income	$105,899	$53,680
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

(in thousands)	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,141,287	$3,121,345
Interest-bearing deposits	5,459	7,795
Federal funds sold	2,830,000	2,875,000
Investment securities:
Trading securities (Note 2)	259,446	239,190
AFS securities, at fair value, include $79,233 pledged as collateral that may be repledged at December 31, 2013 (Note 3)	7,061,145	6,757,717
HTM securities; fair value of $3,868,330 and $4,034,830, respectively (Note 4)	3,822,403	3,995,530
Total investment securities	11,142,994	10,992,437
Advances (Note 6)	46,063,912	50,247,435
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $7,318 and $11,359, respectively (Note 8)	3,174,294	3,224,091
Banking on Business (BOB) loans, net of allowance for credit losses of $2,142 and $2,231, respectively (Note 8)	11,161	11,400
Accrued interest receivable	82,651	95,374
Premises, software and equipment, net	10,159	11,136
Derivative assets (Note 9)	70,889	59,973
Other assets	22,850	24,933
Total assets	$64,555,656	$70,670,919

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

(in thousands, except par value)	March 31, 2014	December 31, 2013
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$752,293	$660,598
Noninterest-bearing	28,062	33,754
Total deposits	780,355	694,352
Consolidated obligations, net: (Note 10)
Discount notes	21,942,198	28,236,257
Bonds	37,901,394	37,698,302
Total consolidated obligations, net	59,843,592	65,934,559
Mandatorily redeemable capital stock (Note 11)	1,861	40
Accrued interest payable	143,873	97,689
Affordable Housing Program payable	43,883	36,353
Derivative liabilities (Note 9)	89,010	177,488
Other liabilities	152,557	38,236
Total liabilities	61,055,131	66,978,717
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 26,814 and 29,622 shares	2,681,356	2,962,143
Retained earnings:
Unrestricted	672,758	625,636
Restricted	76,061	60,083
Total retained earnings	748,819	685,719
Accumulated other comprehensive income (AOCI)	70,350	44,340
Total capital	3,500,525	3,692,202
Total liabilities and capital	$64,555,656	$70,670,919
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$79,889	$28,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(13,480)	(8,138)
Change in net fair value adjustment on derivative and hedging activities	(15,998)	(15,962)
Net OTTI credit losses	—	442
Other adjustments	(3,874)	(122)
Net change in:
Trading securities	(30,147)	149,866
Accrued interest receivable	12,731	7,993
Other assets	949	2,177
Accrued interest payable	46,185	34,012
Other liabilities	2,516	(2,590)
Total adjustments	(1,118)	167,678
Net cash provided by operating activities	$78,771	$196,304
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $2,336 and $5,945 from other FHLBanks for mortgage loan program)	$(4,398)	$(2,285)
Securities purchased under agreements to resell	—	1,650,000
Federal funds sold	45,000	1,050,000
Premises, software and equipment, net	(83)	(656)
AFS securities:
Proceeds	565,159	393,448
Purchases	(701,512)	(871,676)
HTM securities:
Net change in short-term	—	400,000
Proceeds from long-term maturities	173,892	346,286
Advances:
Proceeds	140,789,202	63,962,411
Made	(136,655,622)	(63,520,661)
Mortgage loans held for portfolio:
Proceeds	108,277	220,470
Purchases	(54,609)	(171,029)
Net cash provided by investing activities	$4,265,306	$3,456,308

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Three months ended March 31,
(in thousands)	2014	2013
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$100,584	$19,195
Net payments for derivative contracts with financing element	(7,989)	(7,877)
Net proceeds from issuance of consolidated obligations:
Discount notes	20,904,544	92,667,949
Bonds (none from other FHLBanks)	3,291,720	6,680,644
Payments for maturing and retiring consolidated obligations:
Discount notes	(27,199,729)	(98,515,095)
Bonds	(3,117,510)	(5,253,385)
Proceeds from issuance of capital stock	349,394	253,265
Payments for repurchase/redemption of mandatorily redeemable capital stock	(157)	(63,441)
Payments for repurchase/redemption of capital stock	(628,203)	(236,507)
Cash dividends paid	(16,789)	(2,274)
Net cash (used in) financing activities	$(6,324,135)	$(4,457,526)
Net (decrease) in cash and cash equivalents	$(1,980,058)	$(804,914)
Cash and cash equivalents at beginning of the period	3,121,345	1,350,594
Cash and cash equivalents at end of the period	$1,141,287	$545,680
Supplemental disclosures:
Interest paid	$54,438	$84,275
AHP payments, net	1,348	1,493
Transfers of mortgage loans to real estate owned	3,508	5,813
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	2,532	253,265	—	—	—	—	253,265
Repurchase/redemption of capital stock	(2,365)	(236,507)	—	—	—	—	(236,507)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income	—	—	22,901	5,725	28,626	25,054	53,680
Cash dividends	—	—	(2,202)	—	(2,202)	—	(2,202)
March 31, 2013	28,320	$2,832,025	$549,466	$36,233	$585,699	$78,759	$3,496,483

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Issuance of capital stock	3,494	349,394	—	—	—	—	349,394
Repurchase/redemption of capital stock	(6,282)	(628,203)	—	—	—	—	(628,203)
Net shares reclassified to mandatorily redeemable capital stock	(20)	(1,978)	—	—	—	—	(1,978)
Comprehensive income	—	—	63,911	15,978	79,889	26,010	105,899
Cash dividends	—	—	(16,789)	—	(16,789)	—	(16,789)
March 31, 2014	26,814	$2,681,356	$672,758	$76,061	$748,819	$70,350	$3,500,525
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

All members must purchase stock in the Bank. The amount of capital stock a member owns is based on outstanding advances, letters of credit, membership asset value, and the principal balance of certain residential mortgage loans sold to the Bank. The Bank considers those members with capital stock balances in excess of 10% of total capital stock outstanding to be related parties. See Note 12 - Transactions with Related Parties for additional information.

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. These reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Bank's 2013 Form 10-K.

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02 or Advisory Bulletin), which is applicable to Fannie Mae, Freddie Mac and the FHLBanks. The Advisory Bulletin establishes guidelines for adverse classification of various assets, primarily MPF loans at the Bank. Among other requirements, this Advisory Bulletin requires that the Bank classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). The Bank implemented these classification provisions effective January 1, 2014. During the first quarter 2014, the Bank incorporated estimates of fair values on loans as applicable under the Advisory Bulletin in its calculation of the required “loss” on MPF loans. This change in the Bank's accounting estimate resulted in an immaterial benefit to the Bank's Allowance for Loan Losses at March 31, 2014. See Note 8 - Allowance for Loan Losses for more information.

The Advisory Bulletin also requires the Bank to charge-off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if the Bank subsequently receives full or partial payment of a previously charged-off loan, it may report a recovery of the amount either through loss reserves or as a reduction in foreclosed property expenses. As required, the Bank plans to adopt the charge-off provisions of the Advisory Bulletin on January 1, 2015. Upon adoption of the charge-off provisions, the Bank’s allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment in the loan will be reduced by the amounts that are charged-off, unless it is expected to be recovered through credit enhancement (CE), for which the Bank will recognize a CE Fee Receivable. Under the Bank’s existing accounting practices and upon adoption of the Advisory Bulletin, the ultimate amount of losses realized on the Bank’s loan portfolio will be the same over time; however, the timing of when the Bank recognizes the losses in its financial statements will differ.

The Bank does not expect the adoption of the charge-off provisions of the Advisory Bulletin to have a material impact on its Statement of Income, Statement of Comprehensive Income, and Statement of Condition.

Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure such obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance was effective for the Bank beginning January 1, 2014. The Bank's joint and several obligation associated with its consolidated obligations is within the scope of this guidance. However, this guidance had no impact on the Bank’s Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

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

Notes to Financial Statements (continued)

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Non-MBS:
Mutual funds	$4,798	$4,576
GSE and Tennessee Valley Authority obligations	254,648	234,614
Total	$259,446	$239,190

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.9 million and $4.7 million at March 31, 2014 and December 31, 2013, respectively, as reported in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the first quarter of 2014 and 2013.

	Three months ended March 31,
(in thousands)	2014	2013
Net unrealized gains on trading securities held at period-end	$9,706	$267
Net realized gains (losses) on securities sold/matured during the period	86	(36)
Net gains on trading securities	$9,792	$231

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and Tennessee Valley Authority obligations	2,110,888	—	9,617	(4,997)	2,115,508
State or local agency obligations	15,020	—	64	(1,085)	13,999
Total non-MBS	$2,127,901	$—	$9,686	$(6,082)	$2,131,505
MBS:
Other U.S. obligations residential MBS	$372,881	$—	$40	$(1,118)	$371,803
GSE MBS (3)	3,477,079	—	12,455	(22,741)	3,466,793
Private label MBS:
Private label residential MBS	1,001,005	(1,670)	77,879	(193)	1,077,021
HELOCs	11,147	(89)	2,965	—	14,023
Total private label MBS	1,012,152	(1,759)	80,844	(193)	1,091,044
Total MBS	$4,862,112	$(1,759)	$93,339	$(24,052)	$4,929,640
Total AFS securities	$6,990,013	$(1,759)	$103,025	$(30,134)	$7,061,145

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	1,998
GSE and Tennessee Valley Authority obligations	2,103,847	—	1,160	(8,830)	2,096,177
State or local agency obligations	15,430	—	35	(1,422)	14,043
Total non-MBS	$2,121,270	$—	$1,200	$(10,252)	$2,112,218
MBS:
Other U.S. obligations residential MBS	$386,169	$—	$27	$(900)	385,296
GSE MBS (3)	3,144,543	—	11,389	(33,781)	3,122,151
Private label MBS:					—
Private label residential MBS	1,048,893	(3,723)	78,618	(164)	1,123,624
HELOCs	11,681	(109)	2,856	—	14,428
Total private label MBS	1,060,574	(3,832)	81,474	(164)	1,138,052
Total MBS	$4,591,286	$(3,832)	$92,890	$(34,845)	$4,645,499
Total AFS securities	$6,712,556	$(3,832)	$94,090	$(45,097)	$6,757,717
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.
(3) Includes amortized cost of $2.7 billion of 1-4 family MBS and $0.8 billion of multi-family MBS at March 31, 2014. The respective amounts at December 31, 2013 were $2.3 billion and $0.8 billion.

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $5.4 million at both March 31, 2014 and December 31, 2013, as reported in Other liabilities in the Statement of Condition.

As of March 31, 2014, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.9 million, credit losses of $240.5 million and OTTI-related accretion adjustments of $4.5 million. As of December 31, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.4 million and credit losses of $246.1 million and OTTI-related accretion adjustments of $1.4 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Non-credit portion of OTTI losses	$(1,759)	$(3,832)
Net unrealized gains on OTTI securities since their last OTTI credit charge	80,844	81,474
Net non-credit portion of OTTI gains on AFS securities in AOCI	$79,085	$77,642

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of March 31, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and Tennessee Valley Authority obligations	$836,085	$(4,829)	$124,825	$(168)	$960,910	$(4,997)
State or local agency obligations	4,090	(360)	8,496	(725)	12,586	(1,085)
Total non-MBS	$840,175	$(5,189)	$133,321	$(893)	$973,496	$(6,082)
MBS:
Other U.S. obligations residential MBS	$251,407	$(683)	$100,867	$(435)	$352,274	$(1,118)
GSE MBS	1,294,357	(22,096)	81,694	(645)	1,376,051	(22,741)
Private label:
Private label residential MBS	8,448	(251)	44,422	(1,612)	52,870	(1,863)
HELOCs	—	—	1,643	(89)	1,643	(89)
Total private label MBS	8,448	(251)	46,065	(1,701)	54,513	(1,952)
Total MBS	$1,554,212	$(23,030)	$228,626	$(2,781)	$1,782,838	$(25,811)
Total	$2,394,387	$(28,219)	$361,947	$(3,674)	$2,756,334	$(31,893)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and Tennessee Valley Authority obligations	$1,350,088	$(8,830)	$—	$—	$1,350,088	$(8,830)
State or local agency obligations	3,994	(456)	8,664	(966)	12,658	(1,422)
Total non-MBS	$1,354,082	$(9,286)	$8,664	$(966)	$1,362,746	$(10,252)
MBS:
Other U.S. obligations residential MBS	$317,394	$(806)	$28,803	$(94)	$346,197	$(900)
GSE MBS	1,142,806	(33,495)	64,515	(286)	1,207,321	(33,781)
Private label:
Private label residential MBS	66,847	(648)	42,306	(3,239)	109,153	(3,887)
HELOCs	—	—	1,679	(109)	1,679	(109)
Total private label MBS	66,847	(648)	43,985	(3,348)	110,832	(3,996)
Total MBS	$1,527,047	$(34,949)	$137,303	$(3,728)	$1,664,350	$(38,677)
Total	$2,881,129	$(44,235)	$145,967	$(4,694)	$3,027,096	$(48,929)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. Refer to description in Note 4 - Held-to-Maturity Securities. The Bank transferred no private label MBS from HTM to AFS during the first three months of 2014 and 2013.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$201,993	$202,224	$201,992	$202,104
Due after one year through five years	1,154,740	1,152,104	1,226,635	1,223,399
Due after five years through ten years	575,202	579,756	524,313	521,278
Due in more than ten years	195,966	197,421	168,330	165,437
AFS securities excluding MBS	2,127,901	2,131,505	2,121,270	2,112,218
MBS	4,862,112	4,929,640	4,591,286	4,645,499
Total AFS securities	$6,990,013	$7,061,145	$6,712,556	$6,757,717

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Amortized cost of AFS securities other than MBS:
Fixed-rate	$1,618,365	$1,536,763
Variable-rate	509,536	584,507
Total non-MBS	$2,127,901	$2,121,270
Amortized cost of AFS MBS:
Fixed-rate	$2,099,896	$2,155,940
Variable-rate	2,762,216	2,435,346
Total MBS	$4,862,112	$4,591,286
Total amortized cost of AFS securities	$6,990,013	$6,712,556
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

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$15,185	$621	$—	$15,806
State or local agency obligations	241,746	3,792	(11,613)	233,925
Total non-MBS	$256,931	$4,413	$(11,613)	$249,731
MBS:
Other U.S. obligations residential MBS	$1,358,400	$8,704	$—	$1,367,104
GSE MBS (1)	1,374,752	51,411	(121)	1,426,042
Private label residential MBS	832,320	5,374	(12,241)	825,453
Total MBS	$3,565,472	$65,489	$(12,362)	$3,618,599
Total HTM securities	$3,822,403	$69,902	$(23,975)	$3,868,330

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$16,220	$721	$—	$16,941
State or local agency obligations	242,934	3,817	(10,753)	235,998
Total non-MBS	$259,154	$4,538	$(10,753)	$252,939
MBS:
Other U.S. obligations residential MBS	$1,435,458	$8,869	$(15)	$1,444,312
GSE MBS (1)	1,417,926	49,097	(215)	1,466,808
Private label MBS:
Private label residential MBS	873,325	4,300	(15,732)	861,893
HELOCs	9,667	—	(789)	8,878
Total private label MBS	882,992	4,300	(16,521)	870,771
Total MBS	$3,736,376	$62,266	$(16,751)	$3,781,891
Total HTM securities	$3,995,530	$66,804	$(27,504)	$4,034,830
Notes:
(1) Includes $525.3 million of 1-4 family MBS and $849.5 million of multi-family MBS at March 31, 2014. The respective amounts at December 31, 2013 were $561.6 million and $856.3 million.

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$18,534	$(104)	$131,436	$(11,509)	$149,970	$(11,613)
MBS:
GSE MBS	$52,716	$(12)	$12,722	$(109)	$65,438	$(121)
Private label residential MBS	213,680	(2,336)	187,337	(9,905)	401,017	(12,241)
Total MBS	$266,396	$(2,348)	$200,059	$(10,014)	$466,455	$(12,362)
Total	$284,930	$(2,452)	$331,495	$(21,523)	$616,425	$(23,975)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$18,367	$(271)	$132,463	$(10,482)	$150,830	$(10,753)
MBS:
Other U.S. obligations residential MBS	$37,984	$(15)	$—	$—	$37,984	$(15)
GSE MBS	93,356	(112)	13,369	(103)	106,725	(215)
Private label:
Private label residential MBS	292,159	(3,829)	197,089	(11,903)	489,248	(15,732)
HELOCs	—	—	8,878	(789)	8,878	(789)
Total private label MBS	292,159	(3,829)	205,967	(12,692)	498,126	(16,521)
Total MBS	$423,499	$(3,956)	$219,336	$(12,795)	$642,835	$(16,751)
Total	$441,866	$(4,227)	$351,799	$(23,277)	$793,665	$(27,504)

Securities Transferred. The Bank had no transfers of securities from HTM to AFS during the first three months of 2014 and 2013.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due after one year through five years	$15,185	$15,806	$16,221	$16,941
Due after five years through ten years	41,486	43,039	40,043	41,530
Due after ten years	200,260	190,886	202,890	194,468
HTM securities excluding MBS	256,931	249,731	259,154	252,939
MBS	3,565,472	3,618,599	3,736,376	3,781,891
Total HTM securities	$3,822,403	$3,868,330	$3,995,530	$4,034,830

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Amortized cost of HTM securities other than MBS:
Fixed-rate	$94,346	$96,569
Variable-rate	162,585	162,585
Total non-MBS	$256,931	$259,154
Amortized cost of HTM MBS:
Fixed-rate	$1,258,506	$1,303,424
Variable-rate	2,306,966	2,432,952
Total MBS	$3,565,472	$3,736,376
Total HTM securities	$3,822,403	$3,995,530
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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities where underlying collateral data is not available are not able to be cash flow tested using the FHLBanks’ common platform. For these securities, alternate

Notes to Financial Statements (continued)

procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were approximately 5% of the par balance of private label MBS at March 31, 2014.

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast using whole percentages ranging from (3.0)% to 9.0% over the 12 month period beginning January 1, 2014. This forecast is CBSA based and is an input into the first model described above. For the vast majority of markets the short-term forecast has changes from (1.0)% to 4.0%. Thereafter, home prices were projected to recover using one of five different recovery paths that have a recovery range of:

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

All of the Bank's other-than-temporarily impaired securities were classified as AFS at March 31, 2014. The "Total OTTI securities" balances below summarize the Bank’s securities as of March 31, 2014 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

Notes to Financial Statements (continued)

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$573,399	$468,273	$514,087
Alt-A	669,884	527,448	557,725
Subprime	2,316	1,387	1,505
HELOCs	16,108	11,147	14,023
Total OTTI securities	1,261,707	1,008,255	1,087,340
Private label MBS with no OTTI	3,897	3,897	3,704
Total AFS private label MBS	$1,265,604	$1,012,152	$1,091,044
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three ended March 31, 2014 and 2013.

(in thousands)	Three months ended March 31,
	2014	2013
Beginning balance	$314,224	$326,024
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	—	442
Reductions:
Securities sold and matured during the period	(76)	(59)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(5,948)	(1,925)
Ending balance	$308,200	$324,482
Notes:
(1) For the three months ended March 31, 2014 and 2013, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2014 and 2013.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At March 31, 2014, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at March 31, 2014.

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

At March 31, 2014 and December 31, 2013, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging between zero and 5.50%.

Notes to Financial Statements (continued)

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$15,716,010	0.46%	$22,169,669	0.41%
Due after 1 year through 2 years	9,468,247	0.61	10,343,245	1.36
Due after 2 years through 3 years	6,686,913	1.77	6,865,608	1.68
Due after 3 years through 4 years	10,091,283	1.30	6,073,540	1.21
Due after 4 years through 5 years	3,113,463	2.43	3,690,006	2.12
Thereafter	504,669	2.88	571,970	2.89
Total par value	45,580,585	1.03%	49,714,038	1.04%
Discount on AHP advances	(120)		(141)
Deferred prepayment fees	(11,450)		(12,371)
Hedging adjustments	494,897		545,909
Total book value	$46,063,912		$50,247,435

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At March 31, 2014 and December 31, 2013, the Bank had convertible advances outstanding of $2.0 billion and $2.3 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At March 31, 2014 and December 31, 2013, the Bank had returnable advances of $3.5 billion and $5.0 billion, respectively.

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of March 31, 2014 and December 31, 2013.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Due in 1 year or less	$15,716,010	$22,169,669	$17,634,010	$24,308,669
Due after 1 year through 2 years	9,468,247	10,343,245	9,345,247	10,219,245
Due after 2 years through 3 years	6,686,913	6,865,608	5,538,413	5,752,108
Due after 3 years through 4 years	10,091,283	6,073,540	9,591,283	5,481,540
Due after 4 years through 5 years	3,113,463	3,690,006	2,992,463	3,406,006
Thereafter	504,669	571,970	479,169	546,470
Total par value	$45,580,585	$49,714,038	$45,580,585	$49,714,038

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Fixed rate – overnight	$2,334,934	$1,284,394
Fixed rate – term:
Due in 1 year or less	10,437,291	17,801,335
Thereafter	10,795,337	10,778,131
Total fixed rate	23,567,562	29,863,860
Variable rate:
Due in 1 year or less	2,943,785	3,083,940
Thereafter	19,069,238	16,766,238
Total variable rate	22,013,023	19,850,178
Total par value	$45,580,585	$49,714,038

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2014, the Bank had advances of $34.3 billion outstanding to its five largest borrowers, which represented 75.3% of total advances outstanding. Of these five, three had outstanding advance balances in excess of 10% of the total portfolio at March 31, 2014.

As of December 31, 2013, the Bank had advances of $38.5 billion outstanding to the five largest borrowers, which represented 77.4% of total advances outstanding. Of these five, four had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2013.

See Note 8 for information related to the Bank's allowance for credit losses.

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

The following table presents balances as of March 31, 2014 and December 31, 2013 for mortgage loans held for portfolio.

(in thousands)	March 31, 2014	December 31, 2013
Fixed-rate medium-term single-family mortgages (1)	$466,753	$488,334
Fixed-rate long-term single-family mortgages (1)	2,649,827	2,682,255
Total par value	3,116,580	3,170,589
Premiums	49,780	50,436
Discounts	(5,848)	(6,147)
Hedging adjustments	21,100	20,572
Total mortgage loans held for portfolio	$3,181,612	$3,235,450
Note:
(1) Medium-term is defined as a term of 15 years or less at origination. Long-term is defined as greater than 15 years at origination.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Government-guaranteed/insured loans	$299,996	$306,025
Conventional loans	2,816,584	2,864,564
Total par value	$3,116,580	$3,170,589

See Note 8 - Allowance for Credit Losses for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Note 8 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank’s portfolio segments: credit products, government-guaranteed or insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

Credit Products. The Bank manages its total credit exposure or TCE, which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing each borrower's need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the Housing Act and Finance Agency regulations. Specifically, the Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank’s respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities used as collateral if they are used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member (or an

Notes to Financial Statements (continued)

affiliate of a member) priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2014 and December 31, 2013, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2014 and December 31, 2013, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at March 31, 2014 and December 31, 2013, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. At March 31, 2014 and December 31, 2013, the MPF exposure under the FLA was $24.5 million and $25.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.8 million and $0.9 million during the first quarter 2014 and 2013, respectively.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank’s mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. Given the credit deterioration experienced by PMI companies, estimated future claim payments from these companies have been reduced and factored into estimated loan losses in determining the allowance for

Notes to Financial Statements (continued)

credit losses. The resulting estimated losses after PMI are then reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by Master Commitment. Losses in excess of the CEs are incurred by the Bank.

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions required by AB 2012-02 as described in Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent, which are comprised primarily of MPF loans that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property.

The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The incurred loss on each loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs. The estimated fair value is determined based on a value provided by a third party's Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations, which may differ from the retail-based AVMs. The resulting loss is then reduced by available CE and PMI.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended March 31,
(in thousands)	2014	2013
Balance, January 1	$11,359	$14,163
Charge-offs	—	(622)
Provision (benefit) for credit losses	(4,041)	(148)
Balance, March 31	$7,318	$13,393

Ending balance, individually evaluated for impairment	$5,593	$687
Ending balance, collectively evaluated for impairment	1,725	12,706
Total allowance for credit losses	$7,318	$13,393
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$78,405	$12,911
Collectively evaluated for impairment	2,808,857	3,148,406
Total recorded investment	$2,887,262	$3,161,317

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

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended March 31,
(in thousands)	2014	2013
Balance, January 1	$2,231	$2,481
(Charge-offs) Recoveries	(200)	9
Provision for credit losses	111	13
Balance, March 31	$2,142	$2,503

Notes to Financial Statements (continued)

Ending balance, individually evaluated for impairment	$28	$183
Ending balance, collectively evaluated for impairment	2,114	2,320
Total allowance for credit losses	$2,142	$2,503
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$63	$313
Collectively evaluated for impairment	13,355	14,863
Total recorded investment	$13,418	$15,176

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	March 31, 2014
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$44,438	$14,049	$—	$58,487
Past due 60-89 days	9,682	4,528	—	14,210
Past due 90 days or more	54,590	8,599	240	63,429
Total past due loans	$108,710	$27,176	$240	$136,126
Total current loans	2,778,552	283,726	13,178	3,075,456
Total loans	$2,887,262	$310,902	$13,418	$3,211,582
Other delinquency statistics:
In process of foreclosures, included above (2)	$40,853	$2,832	$—	$43,685
Serious delinquency rate (3)	1.9%	2.8%	1.8%	2.0%
Past due 90 days or more still accruing interest	$—	$8,599	$—	$8,599
Loans on nonaccrual status (4)	$57,267	$—	$303	$57,570

(in thousands)	December 31, 2013
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$52,689	$18,580	$151	$71,420
Past due 60-89 days	13,522	5,860	82	19,464
Past due 90 days or more	55,508	8,556	219	64,283
Total past due loans	$121,719	$32,996	$452	$155,167
Total current loans	2,813,435	284,104	13,290	3,110,829
Total loans	$2,935,154	$317,100	$13,742	$3,265,996
Other delinquency statistics:
In process of foreclosures, included above (2)	$43,953	$2,401	$—	$46,354
Serious delinquency rate (3)	1.9%	2.7%	1.6%	2.0%
Past due 90 days or more still accruing interest	$—	$8,556	$—	$8,556
Loans on nonaccrual status (4)	$59,244	$—	$452	$59,696
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

Notes to Financial Statements (continued)

Real Estate Owned (REO). The Bank had $7.6 million and $8.8 million of REO reported in Other assets on the Statement of Condition at March 31, 2014 and December 31, 2013, respectively.

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

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies borrower's monthly payment for a period of up to 36 months so that the ratio of the borrower's housing expense to monthly income is no more than 31%. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 31%. This will result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged in the modified loan. If the 31% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced monthly principal and interest payments during the 36 month period, until the target housing expense ratio is met or the interest rate floor is hit.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not significant for any periods presented and are excluded from the tables that follow.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for loans that became TDRs during the three ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014		2013
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$2,356	$2,356	$2,903	$2,903

Certain TDRs may experience a payment default, which the Bank considers to have occurred when a loan is 60 days or more delinquent. Conventional MPF loans totaling $1.2 million and $1.9 million had experienced a payment default during the three months ended March 31, 2014, and March 31, 2013, respectively. The Bank had $4.3 million and $3.5 million of TDRs on nonaccrual status at March 31, 2014 and December 31, 2013, respectively.

Individually Evaluated Impaired Loans. Information regarding individually evaluated impaired loans is as follows. As indicated above, these loans include impaired loans considered collateral-dependent.

	March 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$38,162	$37,753	$—
With a related allowance:
Conventional MPF loans	40,243	40,106	5,593
Total:
Conventional MPF loans	$78,405	$77,859	$5,593

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$501	$498	$—
With a related allowance:
Conventional MPF loans	15,070	15,004	795
Total:
Conventional MPF loans	$15,571	$15,502	$795

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended March 31, 2014		Three months ended March 31, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$79,993	$322	$11,927	$159

Purchases, Sales and Reclassifications. During the three months ended March 31, 2014 and 2013, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's derivative transactions, see Note 11 to the audited financial statements in the Bank's 2013 Form 10-K.

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

Notes to Financial Statements (continued)

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,697,235	$155,219	$668,698
Derivatives not in hedge accounting relationships:
Interest rate swaps	$12,165,934	$55,461	$26,831
Interest rate swaptions	25,000	428	—
Interest rate caps	1,089,500	6,178	—
Mortgage delivery commitments	15,084	171	4
Total derivatives not in hedge accounting relationships	$13,295,518	$62,238	$26,835
Total derivatives before netting and collateral adjustments	$38,992,753	$217,457	$695,533
Netting adjustments		(124,426)	(124,426)
Cash collateral and related accrued interest		(22,142)	(482,097)
Total collateral and netting adjustments (1)		(146,568)	(606,523)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$70,889	$89,010

	December 31, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,443,924	$169,718	$800,078
Derivatives not in hedge accounting relationships:
Interest rate swaps	$10,730,985	$72,519	$34,829
Interest rate caps	1,064,500	7,182	—
Mortgage delivery commitments	12,279	160	—
Total derivatives not in hedge accounting relationships	$11,807,764	$79,861	$34,829
Total derivatives before netting and collateral adjustments	$37,251,688	$249,579	$834,907
Netting adjustments		(182,045)	(182,045)
Cash collateral and related accrued interest		(7,561)	(475,374)
Total collateral and netting adjustments (1)		(189,606)	(657,419)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$59,973	$177,488
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended March 31,
(in thousands)	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$512	$(1,099)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(15,773)	$(4,936)
Interest rate swaptions	(48)	—
Interest rate caps	(1,554)	194
Net interest settlements	6,411	4,297
Mortgage delivery commitments	1,246	3,124
Other	7	4
Total net gains (losses) related to derivatives not designated as hedging instruments	$(9,711)	$2,683
Net gains (losses) on derivatives and hedging activities	$(9,199)	$1,584

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the first quarter of 2014 and 2013.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2014
Hedged item type:
Advances	$48,010	$(47,263)	$747	$(60,390)
Consolidated obligations – bonds	45,796	(45,655)	141	54,437
AFS securities	(9,137)	8,761	(376)	(2,544)
Total	$84,669	$(84,157)	$512	$(8,497)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2013
Hedged item type:
Advances	$57,970	$(60,481)	$(2,511)	$(61,858)
Consolidated obligations – bonds	(49,055)	50,467	1,412	49,946
Total	$8,915	$(10,014)	$(1,099)	$(11,912)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $3.5 million and $4.8 million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the three months ended March 31, 2014 and 2013, respectively.

The Bank had no active cash flow hedging relationships during the first three months of 2014 or 2013. As of March 31, 2014, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months, as well as the losses reclassified from AOCI into income, were not material.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. The Bank manages counterparty credit risk through credit analysis, collateral

Notes to Financial Statements (continued)

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

For cleared derivatives, the Clearing Houses are the Bank's counterparties. The requirement that the Bank post initial and variation margin through the clearing agent, on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared derivatives. However, due to the nature of initial and variation margin, the Bank will always be over-collateralized with the Clearing Houses. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and believes that the exercise of those offsetting rights by a non-defaulting party under these transactions would be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearing House.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 13 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2014 was $393.4 million for which the Bank has posted cash and securities collateral with a fair value of approximately $305.0 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $56.1 million of collateral to its derivative counterparties at March 31, 2014.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at March 31, 2014.

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

Notes to Financial Statements (continued)

	Derivative Assets
(in thousands)	March 31, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$210,960	$234,156
Cleared derivatives	6,326	15,264
Total gross recognized amount	217,286	249,420
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(186,933)	(205,752)
Cleared derivatives	40,365	16,146
Total gross amounts of netting adjustments and cash collateral	(146,568)	(189,606)
Net amounts after netting adjustments:
Bilateral derivatives	24,027	28,404
Cleared derivatives	46,691	31,410
Total net amounts after netting adjustments	70,718	59,814
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	171	159
Cleared derivatives	—	—
Derivative instruments not meeting netting requirements (1)	171	159
Total derivative assets
Bilateral derivatives	24,198	28,563
Cleared derivatives	46,691	31,410
Total derivative assets as reported in the Statement of Condition	70,889	59,973
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(12,094)	(13,778)
Net unsecured amount:
Bilateral derivatives	12,104	14,785
Cleared derivatives	46,691	31,410
Total net unsecured amount	$58,795	$46,195

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$558,830	$828,187
Cleared derivatives	136,699	6,720
Total gross recognized amount	695,529	834,907
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(469,824)	(650,699)
Cleared derivatives	(136,699)	(6,720)
Total gross amounts of netting adjustments and cash collateral	(606,523)	(657,419)
Net amounts after netting adjustments:
Bilateral derivatives	89,006	177,488
Cleared derivatives	—	—
Total net amounts after offsetting adjustments	89,006	177,488
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	4	—
Total derivative liabilities
Bilateral derivatives	89,010	177,488
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	89,010	177,488
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	—	(79,233)
Net unsecured amount:
Bilateral derivatives	89,010	98,255
Net unsecured amount	$89,010	$98,255
Notes:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest-rate futures or forwards).

Notes to Financial Statements (continued)

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2013 Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Par value of consolidated bonds:
Fixed-rate	$28,525,638	$29,062,248
Step-up	3,512,500	3,052,500
Floating-rate	5,830,000	5,580,000
Total par value	37,868,138	37,694,748
Bond premiums	78,753	87,961
Bond discounts	(13,037)	(14,019)
Hedging adjustments	(32,460)	(70,389)
Total book value	$37,901,394	$37,698,302

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,525,045	1.10%	$12,576,595	0.94%
Due after 1 year through 2 years	6,603,915	1.67	7,979,165	1.75
Due after 2 years through 3 years	3,344,355	1.94	2,711,605	2.29
Due after 3 years through 4 years	2,948,100	2.00	2,040,700	2.25
Due after 4 years through 5 years	4,895,800	1.49	4,594,700	1.50
Thereafter	7,012,990	2.20	7,151,890	2.14
Index amortizing notes	537,933	4.46	640,093	4.54
Total par value	$37,868,138	1.65%	$37,694,748	1.64%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Noncallable	$25,118,138	$26,549,748
Callable	12,750,000	11,145,000
Total par value	$37,868,138	$37,694,748

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2014 and December 31, 2013.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2014	December 31, 2013
Due in 1 year or less	$25,030,045	$23,436,595
Due after 1 year through 2 years	6,623,915	7,914,165
Due after 2 years through 3 years	2,159,355	2,196,605
Due after 3 years through 4 years	1,559,600	1,437,200
Due after 4 years through 5 years	1,036,800	1,150,700
Thereafter	920,490	919,390
Index amortizing notes	537,933	640,093
Total par value	$37,868,138	$37,694,748

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	March 31, 2014	December 31, 2013
Book value	$21,942,198	$28,236,257
Par value	21,947,181	28,242,236
Weighted average interest rate (1)	0.10%	0.09%
Note:
(1) Represents an implied rate.

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 17 to the audited financial statements in the Bank’s 2013 Form 10-K.

At March 31, 2014, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At March 31, 2014 and December 31, 2013, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$985,589	$3,432,036	$1,052,654	$3,647,902
Total capital-to-asset ratio	4.0%	5.3%	4.0%	5.2%
Total regulatory capital	2,582,226	3,432,036	2,826,837	3,647,902
Leverage ratio	5.0%	8.0%	5.0%	7.7%
Leverage capital	3,227,783	5,148,053	3,533,546	5,471,853

The increase in the ratios from December 31, 2013 to March 31, 2014 was primarily due to the decrease in both capital stock and total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 20, 2014, the Bank received final notification from the Finance

Notes to Financial Statements (continued)

Agency that it was considered to be "adequately capitalized" for the quarter ended December 31, 2013. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2014.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	March 31, 2014
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$588,905	22.0%
Chase Bank USA, N.A., Wilmington, DE	439,831	16.4
Santander Bank, N.A., Wilmington, DE	333,234	12.4

(dollars in thousands)	December 31, 2013
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$601,605	20.3%
Chase Bank USA, N.A., Wilmington, DE	439,802	14.8
Santander Bank, N.A., Wilmington, DE	416,685	14.1
Ally Bank, Midvale, UT	307,800	10.4
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank, N.A. is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's issued and outstanding shares of capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's capital plan.

At March 31, 2014 and December 31, 2013, the Bank had $1.9 million and $40 thousand, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three months ended March 31, 2014 and 2013, estimated dividends on mandatorily redeemable capital stock totaling $14 thousand and $289 thousand, respectively, were recorded as interest expense.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in thousands)	2014	2013
Balance, beginning of the period	$40	$431,566
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	1,978	698
Redemption of mandatorily redeemable capital stock:
Other redemptions (1)	(157)	(63,441)
Balance, end of the period	$1,861	$368,823
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to excess capital stock repurchases.

As of March 31, 2014, the total mandatorily redeemable capital stock reflected the balance for two institutions. One institution was merged out of district and is considered to be a nonmember. This capital stock supports an advance. One other institution notified the Bank of its intention to voluntarily redeem their capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

Notes to Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	40	40
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	1,821	—
Total	$1,861	$40

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2014, retained earnings were $748.8 million, including $672.8 million of unrestricted retained earnings and $76.1 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February and April 2014, the Bank declared quarterly dividends of 2.5% and 4.0% on an annualized basis, respectively. Currently, the Bank's practice is to repurchase all excess capital stock on a monthly basis.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for three months ended March 31, 2014 and 2013.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(4,838)	15,060	—	—	—	10,222
Net change in fair value of OTTI securities	—	14,364	—	—	—	14,364
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	442	—	—	—	442
Amortization - pension and post-retirement	—	—	—	—	26	26
March 31, 2013	$30,552	$48,865	$—	$286	$(944)	$78,759

December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	24,528	(575)	—	—	—	23,953
Net change in fair value of OTTI securities	—	2,018	—	—	—	2,018
Reclassifications from OCI to net income:
Amortization - pension and post-retirement	—	—	—	—	39	39
March 31, 2014	$(7,953)	$79,085	$—	$287	$(1,069)	$70,350

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	March 31, 2014	December 31, 2013
Federal funds sold	$—	$45,000
Investments	167,720	168,905
Advances	30,353,457	37,978,850
Letters of credit	7,480,653	7,206,562
MPF loans	1,558,205	1,633,238
Deposits	11,756	10,422
Capital stock	1,426,849	1,834,397

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, and interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2014	2013
Interest income on advances (1)	$32,803	$31,122
Interest income on MPF loans	21,306	28,186
Letter of credit fees	1,882	19
Prepayment fees on advances	3,090	—
Note:
(1) For the three months ended March 31, 2014, balances include contractual interest income of $83.6 million, net interest settlements on derivatives in fair value hedge relationships of $(48.7) million and total amortization of basis adjustments of $(2.1) million. For the three months ended March 31, 2013, balances include contractual interest income of $83.9 million, net interest settlements on derivatives in fair value hedge relationships of $(52.0) million and total amortization of basis adjustments of $(0.8) million.
The following table includes the MPF activity of the related party members.

	Three months ended March 31,
(in thousands)	2014	2013
Total MPF loan volume purchased	$889	$2,262

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2014	2013
Servicing fee expense	$237	$217
Interest income on MPF deposits	—	4

(in thousands)	March 31, 2014	December 31, 2013
Interest-bearing deposits maintained with FHLBank of Chicago	$5,459	$7,795

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2014 and 2013, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2014 and 2013, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2014 and 2013.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2013 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2014 and December 31, 2013. Although the management of the Bank believes that the valuation methods used are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2014 and December 31, 2013 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
	March 31, 2014
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$1,141,287	$1,141,287	$—	$—	$—	$1,141,287
Interest-bearing deposits	5,459	—	5,459	—	—	5,459
Federal funds sold	2,830,000	—	2,829,993	—	—	2,829,993
Trading securities	259,446	4,798	254,648	—	—	259,446
AFS securities	7,061,145	1,998	5,968,103	1,091,044	—	7,061,145
HTM securities	3,822,403	—	3,042,877	825,453	—	3,868,330
Advances	46,063,912	—	46,193,744	—	—	46,193,744
Mortgage loans held for portfolio, net	3,174,294	—	3,321,489	—	—	3,321,489
BOB loans, net	11,161	—	—	11,161	—	11,161
Accrued interest receivable	82,651	—	82,651	—	—	82,651
Derivative assets	70,889	—	217,457	—	(146,568)	70,889
Liabilities:
Deposits	$780,355	$—	$780,357	$—	$—	$780,357
Discount notes	21,942,198	—	21,943,859	—	—	21,943,859
Bonds	37,901,394	—	38,067,644	—	—	38,067,644
Mandatorily redeemable capital stock	1,861	1,861	—	—	—	1,861
Accrued interest payable	143,873	—	143,873	—	—	143,873
Derivative liabilities	89,010	—	695,533	—	(606,523)	89,010

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$3,121,345	$3,121,345	$—	$—	$—	$3,121,345
Interest-bearing deposits	7,795	—	7,795	—	—	7,795
Federal funds sold	2,875,000	—	2,874,983	—	—	2,874,983
Trading securities	239,190	4,576	234,614	—	—	239,190
AFS securities	6,757,717	1,998	5,617,667	1,138,052		6,757,717
HTM securities	3,995,530	—	3,164,059	870,771	—	4,034,830
Advances	50,247,435	—	50,346,040	—	—	50,346,040
Mortgage loans held for portfolio, net	3,224,091	—	3,351,450	—	—	3,351,450
BOB loans, net	11,400	—	—	11,400	—	11,400
Accrued interest receivable	95,374	—	95,374	—	—	95,374
Derivative assets	59,973	—	249,579	—	(189,606)	59,973
Liabilities:
Deposits	$694,352		$694,357	$—	$—	$694,357
Discount notes	28,236,257	—	28,238,042	—	—	28,238,042
Bonds	37,698,302	—	37,847,493	—	—	37,847,493
Mandatorily redeemable capital stock	40	40	—	—	—	40
Accrued interest payable	97,689	—	97,689	—	—	97,689
Derivative liabilities	177,488	—	834,907	—	(657,419)	177,488

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification within the fair value hierarchy of certain assets or liabilities. These reclassifications are reported as transfers in/out of the level as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2014 and 2013.

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

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from 4 designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of March 31, 2014 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of March 31, 2014, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the current lack of significant market activity for private label residential MBS, the Bank believes as of March 31, 2014 private label residential MBS inputs should be classified as Level 3.

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at March 31, 2014 and December 31, 2013.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
Non MBS:
GSE and TVA Obligations	$—	$254,648	$—	$—	$254,648
Mutual funds	4,798	—	—	—	4,798
Total trading securities	$4,798	$254,648	$—	$—	$259,446
AFS securities:
GSE and TVA Obligations	$—	$2,115,508	$—	$—	$2,115,508
State or local agency obligations	—	13,999	—	—	13,999
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	371,803	—	—	371,803
GSE MBS	—	3,466,793	—	—	3,466,793
Private label MBS:
Private label residential MBS	—	—	1,077,021	—	1,077,021
HELOCs	—	—	14,023	—	14,023
Total AFS securities	$1,998	$5,968,103	$1,091,044	$—	$7,061,145
Derivative assets:
Interest rate related	$—	$217,286	$—	$(146,568)	$70,718
Mortgage delivery commitments	—	171	—	—	171
Total derivative assets	$—	$217,457	$—	$(146,568)	$70,889
Total assets at fair value	$6,796	$6,440,208	$1,091,044	$(146,568)	$7,391,480
Liabilities:
Derivative liabilities:
Interest rate related	$—	$695,529	$—	$(606,523)	$89,006
Mortgage delivery commitments	—	4	—	—	4
Total derivative liabilities (2)	$—	$695,533	$—	$(606,523)	$89,010

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and TVA Obligations	$—	$234,614	$—	$—	$234,614
Mutual funds	4,576	—	—	—	4,576
Total trading securities	$4,576	$234,614	$—	$—	$239,190
AFS securities:
GSE and TVA Obligations	—	2,096,177			2,096,177
State or local agency obligations	—	14,043	—	—	14,043
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	385,296	—	—	385,296
GSE MBS	—	3,122,151	—	—	3,122,151
Private label MBS:
Private label residential MBS	—	—	1,123,624	—	1,123,624
HELOCs	—	—	14,428	—	14,428
Total AFS securities	$1,998	$5,617,667	$1,138,052	$—	$6,757,717
Derivative assets:
Interest rate related	$—	$249,419	$—	$(189,606)	$59,813
Mortgage delivery commitments	—	160	—	—	160
Total derivative assets	$—	$249,579	$—	$(189,606)	$59,973
Total assets at fair value	$6,574	$6,101,860	$1,138,052	$(189,606)	$7,056,880
Liabilities:
Derivative liabilities:
Interest rate related	$—	$834,907	$—	$(657,419)	$177,488
Total derivative liabilities (2)	$—	$834,907	$—	$(657,419)	$177,488
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during the first three months of 2014 or 2013.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2014	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2014
Balance at January 1	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	2,936	330
Net unrealized (losses) on AFS in OCI	(30)	—
Net change in fair value on OTTI AFS in OCI	1,998	20
Unrealized gains (losses) on OTTI AFS and included in OCI	(684)	109
Purchases, issuances, sales, and settlements:
Settlements	(50,823)	(864)
Balance at March 31	$1,077,021	$14,023
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2014	$2,936	$330

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2013	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(1,494)	224
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	175	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	14,323	41
Unrealized gains on OTTI AFS and included in OCI	14,898	162
Purchases, issuances, sales, and settlements:
Settlements	(82,025)	(904)
Balance at March 31	$1,356,353	$14,281
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2013	$(1,839)	$127

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2014			December 31, 2013
Notional amount	Final Expiration Date Within One Year	Final Expiration Date After One Year (3)	Total	Total
Standby letters of credit outstanding (1)	$10,496,515	$4,981,164	$15,477,679	$14,665,346
Commitments to fund additional advances and BOB loans	5,664	—	5,664	411,249
Commitments to fund or purchase mortgage loans	15,084	—	15,084	12,279
Unsettled consolidated obligation bonds, at par (2)	532,300	—	532,300	32,000
Unsettled consolidated obligation discount notes, at par	—	—	—	750,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $417.8 million and $154.1 million at March 31, 2014 and December 31, 2013, respectively.
(2) Includes $500.0 million and $15.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at March 31, 2014 and December 31, 2013, respectively.
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

The Bank has included in Other Income, net, standby letters of credit fees of $4.0 million and $1.9 million for the first quarter of 2014 and 2013, respectively. Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.1 million and $3.7 million as of March 31, 2014 and December 31, 2013, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2014 and December 31, 2013. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at March 31, 2014 and December 31, 2013 of $6.9 billion and $6.4 billion, respectively.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2014.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

As previously disclosed in the Bank's current report on Form 8-K dated January 22, 2014, the Bank settled for $36.6 million (net of legal fees and expenses) its claims relating to its purchases of private label MBS against defendants J.P. Morgan Securities, Inc. (J.P. Morgan) and Fitch, Inc. Information regarding the Bank's remaining litigation involving its purchases of private label MBS is set forth below.

The Bank's complaints filed on September 23, 2009 continue in state court in the Court of Common Pleas of Allegheny County, Pennsylvania (Court) against defendants Moody’s Corporation; Moody’s Investors Service Inc. and The McGraw-Hill Companies, Inc. for the recovery of the Bank’s losses relating to nine private label MBS that had an aggregate original principal amount of approximately $1.68 billion.

The Bank's complaint filed on October 2, 2009, in the Court continues against: The McGraw-Hill Companies, Inc.; Moody’s Corporation; and Moody’s Investors Service, Inc. for the recovery of the Bank's losses relating to certain private label MBS purchased by the Bank in the aggregate original principal amount of approximately $640.0 million.

The Bank's complaint filed on October 13, 2009, in the Court continues against: Countrywide Securities Corporation, Countrywide Home Loans, Inc., and various other Countrywide related entities (Countrywide); Moody’s Corporation; Moody’s Investors Service, Inc.; and The McGraw-Hill Companies, Inc. for the recovery of the Bank's losses relating to five Countrywide private label MBS in the aggregate original principal amount of approximately $366.0 million.

The Bank maintains its claims against Countrywide for fraud and negligent misrepresentation. The Bank maintains its claims against Moody’s Corporation; Moody’s Investors Service, Inc.; and The McGraw-Hill Companies, Inc. for fraud.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2013 Form 10-K.

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

Date: May 8, 2014

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer
(Principal Financial Officer)