Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Pittsburgh
filed 2014-08-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

There were 30,096,637 shares of common stock with a par value of $100 per share outstanding at July 31, 2014.

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

Executive Summary

Overview. In the second quarter of 2014, the economy continued to show signs of strength as the weather factors impacting first quarter of 2014 receded. However, this rebound was not universal and structural economic weaknesses remain.

The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. For the second quarter of 2014, the period-end balances for advances were up from year-end, and the Bank's average advance portfolio increased 24.4% compared to second quarter 2013. Net income for the second quarter of 2014 rose to $44.6 million, compared with $32.0 million in the second quarter of 2013. In February 2014, the Bank declared a quarterly dividend of 2.5% on an annualized basis. In April and July 2014, the Bank declared a quarterly dividend of 4.0% on an annualized basis. The Bank continues to repurchase excess capital stock monthly.

Interest Rate Environment. During the second quarter of 2014, the debt markets remained fairly stable relative to swaps as yields trended lower throughout the quarter. Market participants' reactions were primarily due to Federal Open Market Committee (FOMC) releases and disappointing economic results from the prior quarter. The FOMC continued to link future monetary policy tightening to threshold levels on unemployment and inflation but also indicated that it will move away from them and toward an approach of assessing the realized and expected progress in meeting these thresholds. The Federal Reserve also continued tapering its monthly purchase of Agency MBS and longer-term U.S. Treasuries (i.e., quantitative easing).

Despite this continued tapering of asset purchases by the Federal Reserve, interest rates have yet to increase significantly as geopolitical events in the Ukraine and Middle East have driven demand for U.S. Treasuries. Also, the European Central Bank announced more sweeping monetary policy reforms to help support many struggling European economies. The 10-year Treasury rate closed the quarter at 2.53%, down 19 basis points since March 31, 2014. The fluctuation in interest rates impacted the Bank's risk measures (i.e., duration of equity, earned dividend spread (EDS), and market value of equity to par value of capital stock (MV/CS)) which is discussed further in the "Risk Management" section of this Form 10-Q.

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

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 9 basis points during the second quarter of 2014. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital which are invested in short-term assets will continue to be low. The Federal Reserve anticipates the target range for the Federal funds rate to remain at zero to 25 basis points for a considerable time after its asset purchase program ends and that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015.

The following table presents key market interest rates.

	2nd Quarter 2014 Average	1st Quarter 2014 Average	2nd Quarter 2013 Average	Year-to-Date 2014 Average	Year-to-Date 2013 Average
Federal funds effective rate	0.09%	0.07%	0.12%	0.08%	0.13%
3-month LIBOR	0.23%	0.24%	0.28%	0.23%	0.28%
2-year U.S. Treasury	0.41%	0.36%	0.26%	0.39%	0.26%
5-year U.S. Treasury	1.65%	1.59%	0.90%	1.62%	0.86%
10-year U.S. Treasury	2.61%	2.76%	1.97%	2.69%	1.95%
15-year mortgage current coupon (1)	2.35%	2.51%	1.86%	2.43%	1.85%
30-year mortgage current coupon (1)	3.30%	3.45%	2.77%	3.37%	2.67%
Notes:
(1) Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts. The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the second quarter of 2014, the yield curve flattened with average short-term U.S. Treasury rates decreasing slightly and the average 10-year Treasury rate decreasing. As of June 30, 2014, the spread between average 2-year and 10-year U.S. Treasuries decreased 20 basis points compared to the prior quarter but still remained relatively wide at 220 basis points. In the second quarter of 2014, average 3-month LIBOR and 3-month U.S. Treasury bills decreased slightly from the previous quarter.

Mortgage application and refinancing activities decreased during the second quarter of 2014 as compared to the same prior year period. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust its prepayment estimates in its models to better reflect actual borrower activity in this extended period of historically low rates. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin.

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

Housing Trends. During the second quarter of 2014, housing indicators showed notable improvement early on but as the quarter progressed became mixed as the combination of higher mortgage rates, higher prices, and a shortage of experienced workers caused residential real estate to slow. Home price appreciation remained strong, however an expected deceleration in house price growth began, which is expected to continue as the year progresses.

Results of Operations. During the second quarter of 2014, the Bank recorded net income of $44.6 million, up $12.6 million from $32.0 million in the second quarter of 2013. This improvement was driven primarily by higher net interest income and net gains on trading securities, partially offset by net losses on derivatives and hedging activities.

Net interest income for the second quarter of 2014 was $65.8 million, up $23.7 million compared to $42.1 million for the second quarter of 2013. The increase was primarily due to lower interest expense on consolidated obligation bonds and higher interest income on advances and investment securities, partially offset by lower interest income on mortgage loans held for portfolio. Net gains on trading securities were $6.8 million for the second quarter of 2014, compared to $52 thousand for the second quarter of 2013. Net losses on derivatives and hedging activities were $9.5 million in the second quarter of 2014, a decline of $16.6 million compared to a net gain of $7.1 million in the second quarter of 2013.

The net interest margin for the second quarter of 2014 was 39 basis points compared to 28 basis points in the second quarter of 2013. The 11 point improvement was due primarily to lower funding costs on bonds.

Financial Condition. Advances. Advances totaled $54.6 billion at June 30, 2014 up from $50.2 billion at December 31, 2013. The increase of $4.4 billion was primarily due to increases in borrowing from large and regional members. In addition, as the size of the advance portfolio increased during the first six months of 2014, the average life of an advance increased as well. At June 30, 2014, approximately 59% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 55% at December 31, 2013.

The ability to grow and/or maintain the advance portfolio is affected by, among other things: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At June 30, 2014, the Bank held $14.4 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as interest-bearing deposits and Federal funds sold. These investments totaled $13.9 billion at December 31, 2013. In terms of the Bank's private label MBS portfolio, the Bank has experienced overall improvement in the fair value of these investments since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. During the second quarter of 2014, the FHLBanks continued to maintain sufficient access to funding. As Fannie Mae and Freddie Mac continue to shrink, their combined issuance of new agency debt continues to trend downward. This, along with stable dealer support, contributed to consistent FHLBank bond trading volume in the second quarter of 2014 (down only $1.3 billion from first quarter of 2014). On a weighted average basis, when compared to 3-month LIBOR, FHLBank System weighted average quarterly swapped bond funding costs remained constant compared to first quarter of 2014. In addition, during the second quarter of 2014, consolidated obligations outstanding increased by $46 billion with a $55 billion increase in discount notes partially offset by a $9 billion decrease in bonds outstanding.

The Bank's consolidated obligations totaled $68.7 billion at June 30, 2014, up $2.8 billion from December 31, 2013. This increase in consolidated obligations was due to a $3.0 billion increase in discount notes. The increase in discount notes was primarily due to an increase in advance activity in the second quarter of 2014. At June 30, 2014, bonds represented 55% of the

Bank's consolidated obligations, compared with 57% at December 31, 2013. Discount notes represented 45% of the Bank's consolidated obligations at June 30, 2014 compared with 43% at year-end 2013.

Capital Position and Regulatory Requirements. Total retained earnings at June 30, 2014 were $764.8 million, up from $685.7 million at December 31, 2013 reflecting the Bank's net income for the first six months of 2014 partially offset by dividends paid. Total accumulated other comprehensive income (AOCI) was $118.6 million at June 30, 2014, an increase of $74.3 million from December 31, 2013. This improvement was primarily due to net unrealized gains on Agency securities in the AFS portfolio.

In the Finance Agency's most recent determination, as of March 31, 2014 the Bank was deemed "adequately capitalized." As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2014. The Bank exceeded its risk-based, total and leverage capital requirements at June 30, 2014, as presented in the Capital Resources section of this Item 2.

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
Condensed Statement of Income

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions, except per share data)	2014	2014	2013	2013	2013
Net interest income	$65.8	$62.3	$60.1	$47.5	$42.1
Provision (benefit) for credit losses	0.4	(3.9)	0.2	(0.7)	(1.2)
Other noninterest income:
Net gains (losses) on trading securities	6.8	9.8	(5.1)	0.2	0.1
Net gains (losses) on derivatives and hedging activities	(9.5)	(9.2)	16.1	5.4	7.1
Net gains on extinguishment of debt	—	—	—	9.6	—
Gains on litigation settlements, net	—	36.6	—	—	1.5
Other, net	5.1	4.5	4.0	2.6	2.3
Total other noninterest income	2.4	41.7	15.0	17.8	11.0
Other expense	18.2	19.1	26.3	17.7	18.6
Income before assessments	49.6	88.8	48.6	48.3	35.7
Affordable Housing Program (AHP) assessment (2)	5.0	8.9	4.9	4.8	3.7
Net income	$44.6	$79.9	$43.7	$43.5	$32.0
Earnings per share (3)	$1.59	$2.75	$1.64	$1.61	$1.14

Dividends (4)	$28.7	$16.8	$10.2	$7.0	$2.0
Dividend payout ratio (5)	64.30%	21.02%	23.37%	16.15%	6.20%
Return on average equity	4.90%	8.76%	5.11%	5.11%	3.65%
Return on average assets	0.26%	0.48%	0.27%	0.29%	0.21%
Net interest margin (6)	0.39%	0.37%	0.37%	0.32%	0.28%
Regulatory capital ratio (7)	5.21%	5.32%	5.16%	5.10%	6.23%
GAAP capital ratio (8)	5.37%	5.42%	5.22%	5.17%	5.89%
Total average equity to average assets	5.30%	5.43%	5.24%	5.63%	5.81%

	Six months ended
(in millions, except per share data)	June 30, 2014	June 30, 2013
Net interest income	$128.1	$87.5
Provision (benefit) for credit losses	(3.5)	(1.3)
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	—	(0.4)
Net gains on trading securities	16.6	0.3
Net gains (losses) on derivatives and hedging activities	(18.7)	8.7
Gains on litigation settlements, net	36.6	1.5
Other, net	9.6	4.6
Total other noninterest income	44.1	14.7
Other expense	37.3	36.0
Income before assessments	138.4	67.5
AHP assessment (2)	13.9	6.9
Net income	$124.5	$60.6
Earnings per share (3)	$4.36	$2.17

Dividends (4)	$45.5	$4.2
Dividend payout ratio (5)	36.51%	6.91%
Return on average equity	6.83%	3.52%
Return on average assets	0.37%	0.20%
Net interest margin (6)	0.38%	0.30%
Regulatory capital ratio (7)	5.21%	6.23%
GAAP capital ratio (8)	5.37%	5.89%
Total average equity to average assets	5.37%	5.79%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(3) Calculated based on net income and weighted average shares outstanding.
(4) The Bank paid a dividend of 4.00% annualized on April 30, 2014, 2.50% annualized on February 21, 2014, 1.50% annualized on October 30, 2013, 1.00% annualized on July 30, 2013 and 0.29% annualized on April 30, 2013.
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
(8) GAAP capital ratio is capital stock plus retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2014	2014	2013	2013	2013
Cash and due from banks	$1,267.9	$1,141.3	$3,121.3	$3,063.1	$933.1
Investments (1)	14,400.4	13,978.5	13,875.2	15,531.7	15,686.2
Advances	54,624.4	46,063.9	50,247.5	39,505.9	40,569.6
Mortgage loans held for portfolio, net (2)	3,140.6	3,174.3	3,224.1	3,277.7	3,387.5
Total assets	73,628.8	64,555.7	70,670.9	61,562.8	60,753.3
Consolidated obligations, net:
Discount notes	31,218.5	21,942.2	28,236.3	21,983.0	17,702.8
Bonds	37,500.6	37,901.4	37,698.3	35,225.4	37,949.1
Total consolidated obligations, net (3)	68,719.1	59,843.6	65,934.6	57,208.4	55,651.9
Deposits	700.0	780.4	694.4	780.7	821.2
Mandatorily redeemable capital stock	2.9	1.9	—	—	257.0
AHP payable	46.7	43.9	36.3	33.4	29.2
Total liabilities	69,674.3	61,055.2	66,978.7	58,380.2	57,177.4
Capital stock - putable	3,071.1	2,681.4	2,962.2	2,487.6	2,913.3
Unrestricted retained earnings	679.8	672.7	625.6	600.9	573.1
Restricted retained earnings	85.0	76.1	60.1	51.3	42.7
AOCI	118.6	70.3	44.3	42.8	46.8
Total capital	3,954.5	3,500.5	3,692.2	3,182.6	3,575.9
Notes:
(1) Includes trading, AFS and HTM investment securities, securities purchased under agreements to resell, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $7.5 million at June 30, 2014, $7.3 million at March 31, 2014, $11.4 million at December 31, 2013, $11.3 million at September 30, 2013 and $12.2 million at June 30, 2013.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $800.0 billion at June 30, 2014, $753.9 billion at March 31, 2014, $766.8 billion at December 31, 2013, $720.7 billion at September 30, 2013 and $704.5 billion at June 30, 2013.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and six months ended June 30, 2014 and 2013, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $44.6 million for the second quarter of 2014, compared to $32.0 million for the second quarter of 2013. This $12.6 million increase was driven primarily by higher net interest income and net gains on trading securities, partially offset by net losses on derivatives and hedging activities. Net interest income was $65.8 million for the second quarter of 2014, an increase of $23.7 million from $42.1 million in the second quarter of 2013, primarily due to lower interest expense on consolidated obligation bonds, higher interest income on advances and investment securities, partially offset by lower interest income on mortgage loans held for portfolio. Net gains on trading securities were $6.8 million for the second quarter of 2014, compared to $52 thousand for the second quarter of 2013. Net losses on derivatives and hedging activities were $9.5 million in the second quarter of 2014, a decline of $16.6 million compared to a net gain of $7.1 million in the second quarter of 2013. The Bank's return on average equity for the second quarter of 2014 was 4.90%, compared to 3.65% for the second quarter of 2013.

The Bank recorded net income of $124.5 million for the first six months of 2014, compared to $60.6 million for the same prior-year period. The increase was primarily due to higher net interest income, gains on litigation settlements (net of legal fees and expenses), and net gains on trading securities, partially offset by net losses on derivatives and hedging activities. Net interest income was $128.1 million for the first six months of 2014, an increase of $40.6 million compared to $87.5 million in the prior-year period, primarily due to lower expense on consolidated obligation bonds and increased interest income related to advances, partially offset by lower interest income on mortgage loans held for portfolio. The gains on litigation settlements, net, relates to the previously reported first quarter 2014 settlement of claims against certain defendants arising from investments the Bank made in private-label MBS. Net gains on trading securities were $16.6 million for the first six months of 2014, compared to $283 thousand for first six months of 2013. Net losses on derivatives and hedging activities were $18.7 million for the first six months of 2014, a decline of $27.4 million compared to a net gain of $8.7 million in the first six months of 2013. The Bank's return on average equity for the first half of 2014 was 6.83%, compared to 3.52% for the comparable prior year period.

Net Interest Income

The following tables summarize the yields on interest-earning assets, rates paid on interest-bearing liabilities, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and six months ended June 30, 2014 and 2013.
Average Balances and Interest Yields/Rates Paid

	Three months ended June 30,
	2014			2013
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,163.8	$1.1	0.07	$5,877.3	$1.4	0.10
Interest-bearing deposits (2)	471.5	0.1	0.08	483.5	0.2	0.12
Investment securities (3)	11,209.0	56.1	2.01	11,337.9	53.9	1.91
Advances (4)	48,222.7	63.8	0.53	38,764.2	56.9	0.59
Mortgage loans held for portfolio (5)	3,165.6	32.8	4.16	3,456.1	35.6	4.13
Total interest-earning assets	68,232.6	153.9	0.91	59,919.0	148.0	0.99
Allowance for credit losses	(9.4)			(15.8)
Other assets (6)	775.4			691.4
Total assets	$68,998.6			$60,594.6
Liabilities and capital:
Deposits (2)	$715.8	$—	0.03	$840.7	$0.1	0.04
Consolidated obligation discount notes	25,207.6	5.6	0.09	17,358.4	4.6	0.10
Consolidated obligation bonds (7)	38,471.5	82.5	0.86	37,590.6	100.5	1.07
Other borrowings	3.7	—	2.34	297.7	0.7	0.99
Total interest-bearing liabilities	64,398.6	88.1	0.55	56,087.4	105.9	0.76
Other liabilities	944.8			986.5
Total capital	3,655.2			3,520.7
Total liabilities and capital	$68,998.6			$60,594.6
Net interest spread			0.36			0.23
Impact of noninterest-bearing funds			0.03			0.05
Net interest income/net interest margin		$65.8	0.39		$42.1	0.28
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.5 billion and $0.7 billion in 2014 and 2013, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The non-credit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(22.3) million and $134.7 million in 2014 and 2013, respectively.

Net interest income for the second quarter of 2014 increased $23.7 million from the second quarter of 2013 primarily due to lower interest expense. The rate paid on interest-bearing liabilities declined 21 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. Interest earning assets increased 13.9% with higher demand for advances being partially offset by lower purchases of investments and mortgage loans. Higher interest income on advances and investments were partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on investment securities increased due to an increase in yield which more than offset a decline in volume. Interest income on mortgage loans declined due to lower volume.
Average Balances and Interest Yields/Rates Paid

	Six months ended June 30,
	2014			2013
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,413.0	$1.7	0.06	$6,204.7	$3.4	0.11
Interest-bearing deposits (2)	487.9	0.2	0.07	412.7	0.3	0.13
Investment securities (3)	10,990.3	110.8	2.03	11,588.3	109.8	1.91
Advances (4)	47,773.6	126.9	0.54	37,578.4	114.4	0.61
Mortgage loans held for portfolio (5)	3,185.9	66.2	4.19	3,493.0	73.2	4.23
Total interest-earning assets	67,850.7	305.8	0.91	59,277.1	301.1	1.03
Allowance for credit losses	(11.4)			(16.1)
Other assets (6)	705.0			688.2
Total assets	$68,544.3			$59,949.2
Liabilities and capital:
Deposits (2)	$722.6	$0.1	0.03	$927.5	$0.2	0.05
Consolidated obligation discount notes	25,370.3	11.6	0.09	17,469.5	9.8	0.11
Consolidated obligation bonds (7)	37,842.9	166.0	0.88	36,738.7	202.6	1.11
Other borrowings	4.9	—	1.56	353.8	1.0	0.59
Total interest-bearing liabilities	63,940.7	177.7	0.56	55,489.5	213.6	0.78
Other liabilities	926.1			988.6
Total capital	3,677.5			3,471.1
Total liabilities and capital	$68,544.3			$59,949.2
Net interest spread			0.35			0.25
Impact of noninterest-bearing funds			0.03			0.05
Net interest income/net interest margin		$128.1	0.38		$87.5	0.30
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
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(33.2) million and $160.3 million in 2014 and 2013, respectively.

Net interest income for year-to-date June 30, 2014 increased $40.6 million from the same year-ago period primarily due to lower interest expense. The rate paid on interest-bearing liabilities declined 22 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. Interest-earning assets increased 14.5% with higher demand for advances being partially offset by lower purchases of investments and mortgage loans. Higher interest income on advances and investments were partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on investment securities increased due to an increase in yield which more than offset a decline in volume. Interest income on mortgage loans declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2014 and 2013.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2014 compared to 2013
	Three months ended June 30			Six months ended June 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.1)	$(0.2)	$(0.3)	$(0.4)	$(1.3)	$(1.7)
Interest-bearing deposits	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Investment securities	(0.6)	2.8	2.2	(5.8)	6.8	1.0
Advances	12.9	(6.0)	6.9	28.4	(15.9)	12.5
Mortgage loans held for portfolio	(3.0)	0.2	(2.8)	(6.4)	(0.6)	(7.0)
Total interest-earning assets	$9.2	$(3.3)	$5.9	$15.8	$(11.1)	$4.7
Interest-bearing deposits	$—	$(0.1)	$(0.1)	$—	$(0.1)	$(0.1)
Consolidated obligation discount notes	1.8	(0.8)	1.0	3.8	(2.0)	1.8
Consolidated obligation bonds	2.3	(20.3)	(18.0)	5.9	(42.5)	(36.6)
Other borrowings	(1.1)	0.4	(0.7)	(1.6)	0.6	(1.0)
Total interest-bearing liabilities	$3.0	$(20.8)	$(17.8)	$8.1	$(44.0)	$(35.9)
Total increase (decrease) in net interest income	$6.2	$17.5	$23.7	$7.7	$32.9	$40.6

In the quarter-over-quarter and year-over-year comparisons, interest income increased due primarily to volume increases partially offset by rate decreases while interest expense decreased due to rate declines that were partially offset by volume increases. In both comparisons the decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds. Since the beginning of 2013 approximately $1.8 billion of high cost consolidation obligation bonds with a weighted average yield of 4.9% has matured.
Average investment balances decreased quarter-over-quarter and year-over-year. The decline was driven by lower MBS, certificates of deposit and U.S. Treasury bill balances partially offset by increases in Agency notes. Agency MBS balances decreased as the run-off of the existing portfolio exceeded purchases and the private label MBS portfolio continued its planned run-off; there have not been any purchases of private label MBS since late 2007. The rate increase was primarily related to the reduced levels of lower-yielding certificates of deposit and U.S. Treasury bills in the portfolio.
The following table presents the average par balances of the Bank's advance portfolio for the three and six months ended June 30, 2014. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended June 30,		Six months ended June 30,
Product	2014	2013	2014	2013
Repo/Mid-Term Repo	$16,590.3	$11,676.8	$16,548.5	$12,299.1
Core (Term)	29,105.0	24,010.1	28,609.1	22,108.6
Convertible Select	2,038.9	2,336.8	2,103.9	2,401.5
Total par value	$47,734.2	$38,023.7	$47,261.5	$36,809.2
The increase in advance volume led to an increase in interest income, partially offset by a decrease in the yield in both the quarter-over-quarter and year-over-year comparisons. Attractive advance rates and members' liquidity needs contributed to the increase in advance balances. The yield on this portfolio declined in both comparisons as the 2014 portfolios were comprised of more short-term and variable rate advances with relatively lower yields.
The average mortgage loans held for portfolio balance declined quarter-over-quarter and year-over-year due to the continued run-off of the MPF Plus portfolio. The Bank has not purchased loans into this portion of the portfolio since July 2006, and the run-off more than offset purchases of new loans into the MPF Original portion of the portfolio. Interest income decreased in both comparisons primarily due to the lower average portfolio balances.

The average consolidated obligations portfolio balance increased quarter-over-quarter and year-over-year as average discount note and bond balances both increased. However, interest expense on the portfolio declined due to a decrease in rates paid, which more than offset the volume increase. The rate decrease was primarily due to longer term debt that was called or matured and then replaced with lower cost debt. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
During the first half of 2014, short-term funding spreads to LIBOR were relatively stable. However, long-term funding spreads improved considerably as the unfavorable market conditions present during much of 2013 began to recede.
Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and six months ended June 30, 2014 and 2013. Derivative and hedging activities are discussed below.

Three Months Ended June 30, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$48,222.7	$63.8	0.53	$122.2	1.02	$(58.4)	(0.49)
Mortgage loans held for portfolio	3,165.6	32.8	4.16	33.4	4.24	(0.6)	(0.08)
All other interest-earning assets	16,844.3	57.3	1.36	60.1	1.43	(2.8)	(0.07)
Total interest-earning assets	$68,232.6	$153.9	0.91	$215.7	1.27	$(61.8)	(0.36)
Liabilities:
Consolidated obligation bonds	$38,471.5	$82.5	0.86	$148.6	1.55	$(66.1)	(0.69)
All other interest-bearing liabilities	25,927.1	5.6	0.09	5.6	0.09	—	—
Total interest-bearing liabilities	$64,398.6	$88.1	0.55	$154.2	0.96	$(66.1)	(0.41)
Net interest income/net interest spread		$65.8	0.36	$61.5	0.31	$4.3	0.05

Three Months Ended June 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$38,764.2	$56.9	0.59	$123.5	1.28	$(66.6)	(0.69)
Mortgage loans held for portfolio	3,456.1	35.6	4.13	36.7	4.26	(1.1)	(0.13)
All other interest-earning assets	17,698.7	55.5	1.26	55.5	1.26	—	—
Total interest-earning assets	$59,919.0	$148.0	0.99	$215.7	1.44	$(67.7)	(0.45)
Liabilities:
Consolidated obligation bonds	$37,590.6	$100.5	1.07	$163.8	1.75	$(63.3)	(0.68)
All other interest-bearing liabilities	18,496.8	5.4	0.12	5.4	0.12	—	—
Total interest-bearing liabilities	$56,087.4	$105.9	0.76	$169.2	1.21	$(63.3)	(0.45)
Net interest income/net interest spread		$42.1	0.23	$46.5	0.23	$(4.4)	—

Six Months Ended June 30, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$47,773.6	$126.9	0.54	$249.3	1.05	$(122.4)	(0.51)
Mortgage loans held for portfolio	3,185.9	66.2	4.19	67.5	4.27	(1.3)	(0.08)
All other interest-earning assets	16,891.2	112.7	1.35	118.1	1.41	(5.4)	(0.06)
Total interest-earning assets	$67,850.7	$305.8	0.91	$434.9	1.29	$(129.1)	(0.38)
Liabilities:
Consolidated obligation bonds	$37,842.9	$166.0	0.88	$294.3	1.57	$(128.3)	(0.69)
All other interest-bearing liabilities	26,097.8	11.7	0.09	11.7	0.09	—	—
Total interest-bearing liabilities	$63,940.7	$177.7	0.56	$306.0	0.96	$(128.3)	(0.40)
Net interest income/net interest spread		$128.1	0.35	$128.9	0.33	$(0.8)	0.02

Six Months Ended June 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$37,578.4	$114.4	0.61	$245.4	1.32	$(131.0)	(0.71)
Mortgage loans held for portfolio	3,493.0	73.2	4.23	75.3	4.35	(2.1)	(0.12)
All other interest-earning assets	18,205.7	113.5	1.26	113.5	1.26	—	—
Total interest-earning assets	$59,277.1	$301.1	1.03	$434.2	1.48	$(133.1)	(0.45)
Liabilities:
Consolidated obligation bonds	$36,738.7	$202.6	1.11	$324.2	1.78	$(121.6)	(0.67)
All other interest-bearing liabilities	18,750.8	11.0	0.12	11.0	0.12	—	—
Total interest-bearing liabilities	$55,489.5	$213.6	0.78	$335.2	1.22	$(121.6)	(0.44)
Net interest income/net interest spread		$87.5	0.25	$99.0	0.26	$(11.5)	(0.01)

The use of derivatives increased net interest income and net interest spread for the three months ended June 30, 2014. The use of derivatives decreased net interest income for the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013. The use of derivatives had comparatively little impact on the net interest spread for the same periods.
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
The Bank uses many different funding and hedging strategies. One strategy involves the process of closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.
Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the second quarter of 2014 was $0.4 million compared to $(1.2) million for the same period in 2013. The increase in the provision related primarily to the MPF Plus portfolio and is due to a decrease in the estimated life of the portfolio. This results in the Bank having lower projected balances on which to recapture credit enhancements that offset losses.

For the six months ended June 30, 2014 and 2013, the provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(3.5) million and $(1.3) million, respectively. The benefit was primarily due to a decrease in delinquencies, overall improvement in the housing market and a change in the allowance estimate as a result of the adoption of certain provisions of AB 2012-02 which is discussed in more detail in the Financial Condition section of this Item 2.

Other Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	(0.4)
Net OTTI losses, credit portion	—	—	—	(0.4)
Net gains on trading securities	6.8	0.1	16.6	0.3
Net gains (losses) on derivatives and hedging activities	(9.5)	7.1	(18.7)	8.7
Gains on litigation settlements, net	—	1.5	36.6	1.5
Other, net	5.1	2.3	9.6	4.6
Total other noninterest income	$2.4	$11.0	$44.1	$14.7

The Bank's lower total other noninterest income for the second quarter of 2014 compared to the same prior year period was due primarily to net losses on derivatives and hedging activities partially offset by higher net gains on trading securities. The Bank's higher total other noninterest income for the first half of 2014 compared to the same prior year period was due primarily to the settlement of claims, net of legal fees and expenses, in the first quarter of 2014 against certain defendants arising from investments the Bank made in private label MBS, as well as higher net gains on trading securities partially offset by net losses on derivatives and hedging activities. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio. The activity related to derivatives and hedging activities is discussed in more detail below.

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

The following tables detail the net effect of derivatives and hedging activities for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.8)	$—	$(0.6)	$7.0	$4.6
Net interest settlements included in net interest income (2)	(56.6)	(2.8)	—	59.1	(0.3)
Total effect on net interest income	$(58.4)	$(2.8)	$(0.6)	$66.1	$4.3
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$(0.5)	$—	$1.7	$1.5
Gains (losses) on derivatives not receiving hedge accounting	(3.1)	(26.1)	(3.0)	21.2	(11.0)
Total net gains (losses) on derivatives and hedging activities	$(2.8)	$(26.6)	$(3.0)	$22.9	$(9.5)
Total net effect of derivatives and hedging activities	$(61.2)	$(29.4)	$(3.6)	$89.0	$(5.2)

	Three months ended June 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.5)	$—	$(1.1)	$8.2	$4.6
Net interest settlements included in net interest income (2)	(64.1)	—	—	55.1	(9.0)
Total effect on net interest income	$(66.6)	$—	$(1.1)	$63.3	$(4.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$2.8	$0.1	$—	$(0.9)	$2.0
Gains (losses) on derivatives not receiving hedge accounting	4.4	16.0	8.4	(23.7)	5.1
Total net gains (losses) on derivatives and hedging activities	$7.2	$16.1	$8.4	$(24.6)	$7.1
Total net effect of derivatives and hedging activities	$(59.4)	$16.1	$7.3	$38.7	$2.7

	Six months ended June 30, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(5.4)	$—	$(1.3)	$14.7	$—	$8.0
Net interest settlements included in net interest income (2)	(117.0)	(5.4)	—	113.6	—	(8.8)
Total effect on net interest income	$(122.4)	$(5.4)	$(1.3)	$128.3	$—	$(0.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.1	$(0.9)	$—	$1.8	$—	$2.0
Gains (losses) on derivatives not receiving hedge accounting	(5.0)	(48.9)	(7.4)	40.3	0.3	(20.7)
Total net gains (losses) on derivatives and hedging activities	$(3.9)	$(49.8)	$(7.4)	$42.1	$0.3	$(18.7)
Total net effect of derivatives and hedging activities	$(126.3)	$(55.2)	$(8.7)	$170.4	$0.3	$(19.5)

	Six months ended June 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(5.0)	$—	$(2.1)	$16.5	$9.4
Net interest settlements included in net interest income (2)	(126.0)	—	—	105.1	(20.9)
Total net interest income	$(131.0)	$—	$(2.1)	$121.6	$(11.5)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.3	$0.1	$—	$0.5	$0.9
Gains (losses) on derivatives not receiving hedge accounting	4.4	16.3	12.5	(25.4)	7.8
Total net gains (losses) on derivatives and hedging activities	$4.7	$16.4	$12.5	$(24.9)	$8.7
Total net effect of derivatives and hedging activities	$(126.3)	$16.4	$10.4	$96.7	$(2.8)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). During the second quarter of 2014, total ineffectiveness related to these fair value hedges resulted in net gains of $1.5 million compared to net gains of $2.0 million during the second quarter of 2013. For the six months ended June 30, 2014 and 2013, the Bank recorded net gains of $2.0 million and $0.9 million, respectively. The total notional amount increased to $27.0 billion at June 30, 2014 from $25.4 billion at December 31, 2013. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(11.0) million in the second quarter of 2014 compared to net gains of $5.1 million for the second quarter of 2013. For the six months ended June 30, 2014 and 2013, the Bank recorded net losses of $(20.7) million compared to net gains of $7.8 million, respectively. The total notional amount of economic hedges was $11.7 billion at June 30, 2014 and $11.8 billion at December 31, 2013.

Other Expense

The Bank's total other expenses decreased $0.4 million, to $18.2 million, for the three months ended June 30, 2014 compared to the same prior year period. The Bank's total other expenses increased $1.3 million, to $37.3 million, for the first half of 2014 compared to the same prior year period due in part to higher legal, professional and Finance Agency expenses.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2013 Form 10-K.

Assets

Total assets were $73.6 billion at June 30, 2014, compared to $70.7 billion at December 31, 2013. The increase of $2.9 billion was primarily due to increased advances, partially offset by a decline in short-term liquidity balances, which include cash and Federal funds sold. Advances increased to $54.6 billion at June 30, 2014, from $50.2 billion at December 31, 2013. Short-term liquidity balances decreased to $4.3 billion at June 30, 2014 from $6.0 billion at year-end 2013. The following provides additional details regarding the primary components of the Statement of Condition.

As previously noted, the Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. The Finance Agency continues to engage in dialog with the FHLBanks regarding their housing finance mission and levels of mission-related assets.

Advances. Advances (par) totaled $54.2 billion at June 30, 2014 compared to $49.7 billion at December 31, 2013. This was due to a significant increase in the adjustable/variable-rate indexed product type Core (Term) and the fixed rated Repo/Mid-Term Repo product, partially offset by a decline in the Returnables product. At June 30, 2014, the Bank had advances outstanding to 188 borrowing members, compared to 181 borrowing members at December 31, 2013. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 73.4% of total advances as of June 30, 2014 compared to 77.4% at December 31, 2013.

The following table provides information on advances (at par which excludes discounts, deferred prepayment fees, and hedging adjustments as reflected in the Statement of Condition) by different product type at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
in millions	2014	2013
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$7,066.2	$7,435.0
Core (Term)	15,526.5	10,520.7
Total adjustable/variable-rate indexed	$22,592.7	$17,955.7
Fixed rate:
Repo/Mid-Term Repo	$20,166.6	$17,415.1
Core (Term)	7,170.9	6,839.2
Returnables	2,000.0	5,000.0
Total fixed rate	$29,337.5	$29,254.3
Convertible	$1,969.0	$2,255.0
Amortizing/mortgage-matched:
Core (Term)	$255.1	$249.0
Total par balance	$54,154.3	$49,714.0

The Bank had no putable advances at June 30, 2014 or December 31, 2013.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30,	December 31,
Member Asset Size	2014	2013
Less than $100 million	18	24
Between $100 million and $500 million	103	117
Between $500 million and $1 billion	46	50
Between $1 billion and $5 billion	31	27
Greater than $5 billion	18	18
Total borrowing members during the year	216	236
Total membership	303	297
Percentage of members borrowing during the period	71.3%	79.5%
Total borrowing members with outstanding loan balances at period-end	188	181
Percentage of members borrowing at period-end	62.0%	60.9%

During the first six months of 2014, the Bank has experienced a net increase of six members. The Bank added ten new members and lost four members. One member was placed into receivership with its charter being dissolved, one member merged with another institution outside of the Bank's district and two members merged with another institution within the Bank's district. Refer to the "Credit and Counterparty Risk - TCE and Collateral" discussion in the Risk Management section of this Item 2 for additional information on the member placed into receivership.

The following table provides information at par on advances by member classification at June 30, 2014, December 31, 2013 and December 31, 2012. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

(in thousands)	June 30, 2014	December 31, 2013	December 31, 2012	June 30, 2014 vs. December 31, 2013	December 31, 2013 vs. December 31, 2012
Member Classification
Large	$39,690.1	$36,945.1	$30,505.2	7.4%	21.1%
Regional	7,372.2	5,567.7	4,030.7	32.4	38.1
Mid-size	2,515.0	2,765.5	1,851.6	(9.1)	49.4
CFI (1)	3,781.2	3,547.3	2,740.2	6.6	29.5
Insurance	790.7	882.9	492.9	(10.4)	79.1
Non-member	5.1	5.5	50.2	(7.3)	(89.0)
Total	$54,154.3	$49,714.0	$39,670.8	8.9%	25.3%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

As of June 30, 2014, total advances increased 8.9% compared with balances at December 31, 2013. Increases were primarily driven by greater demand from the Large and Regional members' short-term liquidity needs. The Bank experienced increased demand for advances in 2013 from all of its member classification groups. Although the greatest volume increase was generated by the larger members, the regional, mid-size, CFI and insurance members generated a greater percentage increase.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2014.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, decreased $83.5 million, to $3.1 billion at June 30, 2014. This decline was primarily driven by the continued net runoff of the MPF Plus Portfolio as the Bank has not purchased loans into this portion of the portfolio since July 2006, which more than offset purchases of new loans into the MPF Original portion of the portfolio.

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

	June 30,	December 31,
(in millions)	2014	2013
Advances(1)	$54,624.4	$50,247.5
Mortgage loans held for portfolio, net(2)	3,140.6	3,224.1
Nonaccrual mortgage loans(3)	50.5	57.8
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.4	8.3
BOB loans, net	11.5	11.4
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $12.0 million for both June 30, 2014 and December 31, 2013.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has remained stable since year-end 2013. As of June 30, 2014, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 4.0 % of the MPF Plus portfolio compared with 0.6% and 4.2%, respectively, at December 31, 2013. The actual amount of MPF Plus seriously delinquent loans and foreclosures has fallen from December 31, 2013 to June 30, 2014, but due to the run-off of the MPF Plus portfolio, the percentages have remained the same.

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

The remainder of the portfolio's incurred loss is estimated using a collective assessment, which is based on probability and loss given default. Probability of default and loss given default are based on the prior 12 month historical performance of the Bank's mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral including a factor that reduces estimated proceeds from primary mortgage insurance (PMI) given the credit deterioration experienced by those companies. The resulting estimated loss is reduced by the CE structure of the MPF Program, discussed below.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at June 30, 2014 and December 31, 2013.

	MPF CE structure June 30, 2014		ACL June 30, 2014
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.8	$140.9	$3.5	$(3.0)	$0.5
MPF Plus	21.1	41.7	17.7	(10.7)	7.0
Total	$23.9	$182.6	$21.2	$(13.7)	$7.5

	MPF CE structure December 31, 2013		ACL December 31, 2013
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.7	$133.9	$2.3	$(1.7)	$0.6
MPF Plus	22.8	42.7	23.3	(12.5)	10.8
Total	$25.5	$176.6	$25.6	$(14.2)	$11.4

Investments. At June 30, 2014, the sum of the Bank's interest-bearing deposits and Federal funds sold increased approximately $101.0 million from December 31, 2013. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities (trading, AFS, and HTM securities) totaled $11.4 billion at June 30, 2014 compared to $11.0 billion at December 31, 2013. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2014	December 31, 2013
Trading securities:
Mutual funds	$5.1	$4.6
GSE and Tennessee Valley Authority (TVA) obligations	270.5	234.6
Total trading securities	$275.6	$239.2
Yield on trading securities	2.86%	2.85%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	2,424.1	2,096.2
State or local agency obligations	16.4	14.0
MBS:
Other U.S. obligations residential MBS	357.8	385.3
GSE MBS	3,627.2	3,122.2
Private label residential MBS	1,058.0	1,123.6
Private label home equity line of credit (HELOCs)	13.3	14.4
Total AFS securities	$7,498.8	$6,757.7
Yield on AFS securities	1.80%	2.26%
HTM securities:
GSE securities	$14.6	$16.2
State or local agency obligations	237.0	242.9
MBS:
Other U.S. obligations residential MBS	1,278.1	1,435.5
GSE MBS	1,330.5	1,417.9
Private label residential MBS	782.0	873.3
HELOCs	—	9.7
Total HTM securities	$3,642.2	$3,995.5
Yield on HTM securities	2.07%	2.06%
Total investment securities	$11,416.6	$10,992.4
Yield on total investment securities	1.91%	2.20%

As of June 30, 2014, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$3,885.7	$3,924.2
Fannie Mae	2,509.6	2,530.3
Ginnie Mae	1,336.1	1,343.0
Federal Farm Credit Banks	1,200.6	1,200.6
Total	$8,932.0	$8,998.1

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of June 30, 2014, the Bank was obligated to fund approximately $4.4 million in additional advances and BOB loans, $20.0 million of mortgage loans and $16.6 billion in outstanding standby letters of credit, and to issue $571.7 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generated a retained earnings target of $526.0 million as of June 30, 2014. The Bank exceeded its retained earnings target as of June 30, 2014 as it had $764.8 million of retained earnings. The framework also assists management in its overall analysis of the level of future dividends.

Retained earnings increased $79.1 million, to $764.8 million, at June 30, 2014 compared to $685.7 million at December 31, 2013. The increase in retained earnings during the first six months of 2014 reflected net income partially offset by $45.5 million of dividends paid. Total retained earnings at June 30, 2014 included unrestricted retained earnings of $679.8 million and restricted retained earnings (RRE) of $85.0 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K.

Capital Plan. Under the Bank’s Capital Plan, members are required to purchase and maintain a certain level of capital stock to obtain advances and engage in other business transactions. The amount of this stock requirement can be periodically modified by the Bank, with Board of Directors approval.

The Bank announced changes to its Capital Plan on July 29, 2014. The changes are effective October 6, 2014 and include the following:

•	creation of two subclasses of capital stock: B1 membership and B2 activity, but no differentiation in dividends throughout 2014

•
widening of requirement ranges on activity-based capital stock for advances (2.0% - 6.0%) and letters of credit (0.0% - 4.0%) and an activity capital stock category for forward-commitment advances (0.0% - 6.0%)

In addition, the membership stock requirement will be reduced from 0.35% to 0.10% as of October 7, 2014. With respect to dividends, the Bank will continue to determine the amount of the dividend on a quarterly basis, so fluctuations in the amount of the dividend are possible. Additionally, when the Bank determines to differentiate dividends, the dividend paid on subclass B2 activity stock will be equal to or higher than the dividend being paid on subclass B1 membership stock at that time. The amended Capital Plan states that dividends declared and paid on subclass B2 activity stock must either equal or exceed the dividend rate declared and paid on subclass B1 membership stock at the time.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent (or "regulatory") capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	June 30,	December 31,
(in millions)	2014	2013
Permanent capital:
Capital stock (1)	$3,074.0	$2,962.2
Retained earnings	764.8	685.7
Total permanent capital	$3,838.8	$3,647.9
RBC requirement:
Credit risk capital	$555.3	$580.2
Market risk capital	153.4	229.5
Operations risk capital	212.6	242.9
Total RBC requirement	$921.3	$1,052.6
Excess permanent capital over RBC requirement	$2,917.5	$2,595.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.
The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital increased $322.2 million from year-end primarily due to increases in capital stock and retained earnings. The market risk component of RBC decreased significantly, also positively impacting the amount of excess permanent capital.

On June 24, 2014, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2014. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2014.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at June 30, 2014.

	June 30,	December 31,
(dollars in millions)	2014	2013
Regulatory Capital Ratio
Minimum regulatory capital (4.0% of total assets)	$2,945.2	$2,826.8
Regulatory capital	3,838.8	3,647.9
Total assets	73,628.8	70,670.9
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.2%	5.2%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,681.4	$3,533.5
Leverage capital (regulatory capital multiplied by a 1.5 weighting factor)	5,758.2	5,471.9
Leverage ratio (leverage capital as a percentage of total assets)	7.8%	7.7%

The ratios from December 31, 2013 to June 30, 2014 remained stable primarily due to corresponding increases in both regulatory capital and total assets.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	June 30, 2014		December 31, 2013
Commercial banks	181	$2,569.0	179	$2,540.0
Thrifts	74	349.5	78	284.1
Insurance companies	8	91.7	7	88.9
Credit unions	40	60.9	33	49.2
Total member institutions / total GAAP capital stock	303	3,071.1	297	2,962.2
Mandatorily redeemable capital stock		2.9		—
Total capital stock		$3,074.0		$2,962.2

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

During the six months ended June 30, 2014, the Bank updated its Critical Accounting Policy for its Allowance for Credit Losses on Mortgage Loans Held for Portfolio as a result of adoption of the classification provisions of the Finance Agency Advisory Bulletin 2012-02, as clarified by Advisory Bulletin 2013-02 (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures, excluding investment securities. As a result of this adoption, the Bank began to obtain values of collateral for certain MPF loans, primarily those that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy. These values are now incorporated into the Bank's calculation of incurred losses on its MPF portfolio and the related allowance for credit losses. This adoption resulted in an immaterial benefit to the Bank's financial statements.

During the six months ended June 30, 2014, the Bank also updated its Critical Accounting Policy for Guarantees and Consolidated Obligations as a result of the adoption of recently-issued FASB guidance for joint and several liabilities. The Bank's joint and several obligation associated with its consolidated obligations is within the scope of this guidance. This guidance requires the Bank to measure its obligation as the sum of (1) the amount the Bank agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the Bank expects to pay on behalf of its co-obligors. This adoption had no impact on the Bank's financial statements.

The Bank made no other changes to its critical accounting policies during the three and six months ended June 30, 2014.

Proposed and Recently Issued Accounting Guidance. See Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or that will become effective for the Bank in future periods.

In addition to the above, AB 2012-02 requires the Bank to charge off the portion of a loan deemed to be a loss. However, this is not required until January 1, 2015. Upon adoption of the charge-off provisions, the Bank's allowance for loan losses will be reduced by the amount of the charge-off and a corresponding investment will be reduced, unless the loss is expected to be recovered by the CE of the MPF Program and which the Bank will establish a CE Fee Receivable. In total, the ultimate losses realized on the Bank's loan portfolio will be the same; however, the timing of when the losses are recognized will differ. The Bank does not expect the charge-off provisions to have a material impact on the Bank's financial statements.

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

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•
require institutional prime money market funds to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBanks' consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBanks' consolidated discount notes with a remaining maturity of up to 60 days. At this point, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

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

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet and measures the Bank's current ability to honor the par put redemption feature of its capital stock. This is one of the risk metrics used to evaluate the adequacy of retained earnings, which is used to develop dividend payment and capital stock repurchase recommendations.

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy.

The MV/CS ratio was 133.1% at June 30, 2014 and 128.0% at December 31, 2013. This improvement was primarily due to increased retained earnings and narrower mortgage and MBS spreads (i.e. the incremental risk premium or the additional yield the market is expecting to be compensated for holding mortgage related investments versus less risky assets), which was partially offset by a higher capital stock balance.

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

Results of the Finance Agency Stress Tests Severely Adverse Scenario. The Finance Agency requires the FHLBanks to conduct annual stress testing to determine whether the FHLBanks have the capital necessary to absorb losses under adverse economic conditions. The FHLBanks must also consider the results when making changes to capital structure; when assessing exposures, concentrations, and risk positions; and in improving overall risk management. The Finance Agency provided the inputs and key assumptions, and the results should not be viewed as a forecast of expected likely outcomes of future results. Results were projected over a nine-quarter period from the fourth quarter of 2013 to the fourth quarter of 2015, starting with September 30, 2013 balances.

In addition, the FHLBanks are required to disclose the results of the severely adverse stress test scenario. The Bank disclosed the results of the severely adverse stress test scenario on July 17, 2014, which was the first such annual disclosure. The Bank's severely adverse stress test scenario results demonstrated capital adequacy as projected regulatory capital and leverage capital ratios exceeded regulatory requirements. The Bank regularly uses stress tests, and has begun to use those annual stress tests required by the Dodd-Frank Act, in capital planning to measure the exposure to material risks and to evaluate the adequacy of capital resources available to absorb potential losses arising from those risks. The results of the Bank's severely adverse stress test scenario are published on the Bank's website.

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

The following table presents the Bank's duration of equity exposure calculated in accordance with the alternate methodology and the actual duration of equity at June 30, 2014 and December 31, 2013. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and is therefore not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
June 30, 2014	0.0	0.7	1.3
December 31, 2013	0.4	0.9	1.2
Actual duration of equity:
June 30, 2014	0.7	1.4	2.1
December 31, 2013	1.2	1.6	2.0

Duration of equity changes from prior year-end primarily reflect the net effect of lower long-term interest rates, which reduced duration and maturing or called fixed rate debt.

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

The following table presents the Bank's EDS level and volatility as of June 30, 2014 and December 31, 2013. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at June 30, 2014 and December 31, 2013.

	EDS Yield Curve Shifts (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
June 30, 2014	631	(88)	701	(18)	719	756	37	734	15
December 31, 2013	531	(29)	576	16	560	633	73	613	53

Year 2 Return Volatility
June 30, 2014	690	(3)	726	33	693	713	20	710	17
December 31, 2013	554	1	563	10	553	580	27	578	25

Projected EDS in all scenarios increased for both Year 1 and Year 2 mainly due to lower projected capital stock requirements and higher earnings from higher advance and agency investment projections, lower assumed hedging costs and maturity of high yield debt. EDS volatility changes were mainly the result of floating rate reset risk and mark-to-market position changes.

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

The daily exposure limit of EaR as approved by the Board is $3.3 million. The Bank's ALCO has established a lower exposure limit as an operating guideline at $2.7 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first six months of 2014. At June 30, 2014, EaR measured $1.7 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on the basis of a member’s total credit exposure to the Bank or TCE, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At June 30, 2014, TCE was $71.4 billion, comprised of approximately $54.2 billion in advance principal outstanding, $16.9 billion in letters of credit, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. In addition, at June 30, 2014, the Bank had $4.0 million in advance commitments.

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

During the first six months of 2014, there were 12 failures of FDIC-insured institutions nationwide. One of those was a member of the Bank. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking on February 28, 2014. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume all of the deposits and substantially all of the assets of the failed institution.

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

The following table presents the Bank’s top ten borrowers with respect to their TCE at June 30, 2014.

	June 30, 2014
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$19,857.8	27.8%
Santander Bank, N.A, DE (2)	11,379.2	15.9
Chase Bank USA, N.A., DE	9,501.0	13.3
TD Bank, National Association, DE	6,954.8	9.7
Ally Bank, UT (3)	5,751.9	8.1
Citizens Bank of Pennsylvania, PA (4)	2,126.5	3.0
Customers Bank, PA	1,305.8	1.8
Susquehanna Bank, PA	1,133.5	1.6
First Commonwealth Bank, PA	855.1	1.2
Fulton Bank, N.A., PA	840.8	1.2
	$59,706.4	83.6%
Other borrowers	11,671.6	16.4
Total TCE outstanding	$71,378.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at June 30, 2014, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of June 30, 2014.

	June 30, 2014
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$13,585.1	25.1%
Santander Bank, N.A, DE (2)	9,605.0	17.7
Chase Bank USA, N.A., DE	9,500.0	17.6
Ally Bank, UT (3)	5,750.0	10.6
Customers Bank, PA	1,301.5	2.4
Citizens Bank of Pennsylvania, PA (4)	1,250.0	2.3
Susquehanna Bank, PA	1,123.5	2.1
First Commonwealth Bank, PA	826.7	1.5
Wilmington Savings Fund Society FSB, DE	758.4	1.4
Northwest Savings Bank, PA	725.4	1.3
	$44,425.6	82.0%
Other borrowers	9,728.7	18.0
Total advances	$54,154.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The average year-to-date June 30, 2014 balances for the ten largest borrowers totaled $38.5 billion, or 81.4% of total average advances outstanding. During the six months ended June 30, 2014, the maximum outstanding balance to any one borrower was $13.6 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of June 30, 2014 and December 31, 2013. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances.

(dollars in millions)	June 30, 2014	December 31, 2013
Letters of credit:
Public unit deposit	$16,576.5	$14,612.3
Tax exempt bonds	—	15.4
Other	23.6	37.6
Total (1)	$16,600.1	$14,665.3
Expiration terms:
One year or less	$9,368.4	$9,901.8
After one year through five years (2)	7,231.7	4,763.5
Total (1)	$16,600.1	$14,665.3
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $328.2 million and $154.1 million, respectively.
(2) These letters of credit have a final expiration date exceeding one year but are subject to non-renewal every year or less.

At June 30, 2014, the Bank had a concentration of letters of credit with two members totaling $13.2 billion or 79.5% of the total outstanding amount. At December 31, 2013, $12.8 billion or 87.1% were concentrated with two members.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. Recent revisions to the Bank’s Collateral Policy include acceptance of municipal bonds with a Nationally Recognized Statistical Rating Organization (NRSRO) rating of A or better, as eligible collateral at the following collateral weightings: AAA = 92%, AA =

90% and A = 88%. The securities must have a real estate connection (e.g. include a lien or real estate). Additionally, Resolution Funding Corporation (REFCORP) bonds will be accepted at a 97% collateral weighting. Effective July 1, 2014, collateral acceptance parameters were expanded to include certain non-agency residential mortgage-backed securities issued/acquired after July 10, 2007, loans with Small Business Administration guarantees that otherwise comply with all other eligibility requirements, and certain low FICO loans with expanded mitigating factors as approved and determined through the Bank’s quarterly loan listing and market valuation process. Refer to the Risk Management section of the Bank's 2013 Form 10-K for additional information related to the Bank’s Collateral Policy.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2014 and December 31, 2013. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	June 30, 2014		December 31, 2013
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$74,052.2	43.6%	$70,295.5	43.6%
High quality investment securities(1)	5,340.5	3.1	6,874.5	4.3
ORERC(2)/CFI(3) eligible collateral	76,091.9	44.8	72,882.9	45.2
Multi-family residential mortgage loans	14,369.1	8.5	11,142.9	6.9
Total eligible collateral value	$169,853.7	100.0%	$161,195.8	100.0%
Total TCE	$71,378.0		$65,255.3
Collateralization ratio (eligible collateral value to TCE outstanding)	238.0%		247.0%
Note:
(1) High quality investment securities are defined in the Collateral section of the Bank's 2013 Form 10-K. In addition, as of April 7, 2014, municipal securities with a real estate connection (e.g. include a lien or real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities.
(2) Other real estate related collateral
(3) Community Financial Institution

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$58,289.0	39.2%	$10,849.4	87.2%	$315.5	35.7%	$69,453.9	42.8%
High quality investment securities(1)	3,627.5	2.4	1,598.4	12.8	60.8	6.9	5,286.7	3.3
ORERC/CFI eligible collateral	72,845.5	48.9	—	—	483.0	54.7	73,328.5	45.2
Multi-family residential mortgage loans	14,149.4	9.5	—	—	24.0	2.7	14,173.4	8.7
Total eligible collateral value	$148,911.4	100.0%	$12,447.8	100.0%	$883.3	100.0%	$162,242.5	100.0%
Total TCE	$60,999.6	85.5%	$10,315.6	14.4%	$62.8	0.1%	$71,378.0	100.0%
Number of members	200	91.3%	9	4.1%	10	4.6%	219	100.0%

	December 31, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$54,268.4	38.9%	$10,965.9	88.5%	$459.9	33.2%	$65,694.2	42.8%
High quality investment securities(1)	5,329.4	3.8	1,420.3	11.5	43.3	3.1	6,793.0	4.4
ORERC/CFI eligible collateral	69,066.1	49.5	—	—	845.1	61.1	69,911.2	45.6
Multi-family residential mortgage loans	10,904.5	7.8	—	—	35.9	2.6	10,940.4	7.2
Total eligible collateral value	$139,568.4	100.0%	$12,386.2	100.0%	$1,384.2	100.0%	$153,338.8	100.0%
Total TCE	$54,288.7	83.2%	$10,864.1	16.6%	$102.4	0.2%	$65,255.3	100.0%
Number of members	200	92.0%	6	3.0%	10	5.0%	216	100.0%
Note:
(1) High quality investment securities are defined in the Collateral section of the Bank's 2013 Form 10-K. In addition, as of April 7, 2014, municipal securities with a real estate connection (e.g. include a lien or real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities.

Credit and Counterparty Risk - Investments

Investment Quality and External Credit Ratings. The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on the nationally recognized statistical rating organization(s), and/or the financial health of the underlying issuer. As of June 30, 2014 and December 31, 2013, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.1 billion and $2.3 billion, respectively.

The following tables present the Bank’s investment carrying values as of June 30, 2014 and December 31, 2013 based on the lowest long-term credit rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	June 30, 2014 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$1,650.0	$1,200.0	$125.0	$—	$2,975.0
Total money market investments	—	1,650.0	1,200.0	125.0	—	2,975.0
Investment securities:
GSE and TVA obligations	—	2,709.2	—	—	—	2,709.2
State or local agency obligations	13.8	239.6	—	—	—	253.4
Total non-MBS	13.8	2,948.8	—	—	—	2,962.6
Other U.S. obligations residential MBS	—	1,635.9	—	—	—	1,635.9
GSE MBS	—	4,957.7	—	—	—	4,957.7
Private label residential MBS	—	6.1	36.3	325.8	1,467.8	1,836.0
HELOCs	—	—	—	—	13.3	13.3
Total MBS	—	6,599.7	36.3	325.8	1,481.1	8,442.9
Total investments	$13.8	$11,198.5	$1,236.3	$450.8	$1,481.1	$14,380.5

	December 31, 2013 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$1,300.0	$1,300.0	$275.0	$—	$2,875.0
Total money market investments	—	1,300.0	1,300.0	275.0	—	2,875.0
Investment securities:
GSE and TVA obligations	—	2,347.0	—	—	—	2,347.0
State or local agency obligations	14.0	242.9	—	—	—	256.9
Total non-MBS	14.0	2,589.9	—	—	—	2,603.9
Other U.S. obligations residential MBS	—	1,820.8	—	—	—	1,820.8
GSE MBS	—	4,540.1	—	—	—	4,540.1
Private label residential MBS	—	12.4	38.0	369.7	1,572.8	1,992.9
HELOCs	—	—	9.7	—	14.4	24.1
Total MBS	—	6,373.3	47.7	369.7	1,587.2	8,377.9
Total investments	$14.0	$10,263.2	$1,347.7	$644.7	$1,587.2	$13,856.8
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $7.1 million and $6.6 million at June 30, 2014 and December 31, 2013, respectively.
(2) Balances exclude a $4.0 million and $4.1 million private label MBS security which was not rated both at June 30, 2014 and December 31, 2013, respectively.
(3) Balances exclude total accrued interest of $20.9 million and $19.6 million at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, there were credit rating agency actions affecting one private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2013. This security had a total par value of $729 thousand as of June 30, 2014.

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

Under the Bank’s Risk Governance Policy, the Bank can place money market investments, which include those investment types listed above, on an unsecured basis with large financial institutions which are deemed to be of investment quality. Management actively monitors the credit quality of these counterparties.

As of June 30, 2014, the Bank had unsecured exposure to 7 counterparties totaling $3.0 billion, or an average of $425 million per counterparty, with unsecured exposure to four counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at June 30, 2014 and December 31, 2013. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions) Carrying Value (1)
	June 30, 2014	December 31, 2013
Federal funds sold	$2,975.0	$2,875.0
Total	$2,975.0	$2,875.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of June 30, 2014, 89.1% of the Bank’s unsecured investment credit exposure in Federal funds sold were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2014, the Bank was in compliance with the regulatory limits established for unsecured credit.

The Bank's unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. The Bank's unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Bank management has limited its unsecured investment activity with all European private counterparties to overnight maturities only.

The following table presents the long-term credit ratings of the unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks based on the NRSROs used. This table does not reflect the foreign sovereign government's credit rating.

(in millions)
June 30, 2014 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$200.0	$125.0	$325.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	1,000.0	—	1,000.0
Netherlands	850.0	—	—	850.0
Total U.S. branches and agency offices of foreign commercial banks	1,650.0	1,000.0	—	2,650.0
Total unsecured investment credit exposure	$1,650.0	$1,200.0	$125.0	$2,975.0

(in millions)
December 31, 2013 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$500.0	$125.0	$625.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	275.0	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	500.0	—	500.0
Netherlands	500.0	—	—	500.0
Norway	—	300.0	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	1,300.0	800.0	—	2,100.0
Total unsecured investment credit exposure	$1,300.0	$1,300.0	$275.0	$2,875.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after June 30, 2014.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either June 30, 2014 or December 31, 2013.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities.

(in millions)
June 30, 2014
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$325.0	$—	$—	$325.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	1,000.0	—	—	1,000.0
Netherlands	850.0	—	—	850.0
Total U.S. branches and agency offices of foreign commercial banks	2,650.0	—	—	2,650.0
Total unsecured investment credit exposure	$2,975.0	$—	$—	$2,975.0

(in millions)
December 31, 2013
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$625.0	$—	$—	$625.0
U.S. subsidiaries of foreign commercial banks	150.0	—	—	150.0
Total domestic and U.S. subsidiaries of foreign commercial bank	775.0	—	—	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	500.0	—	—	500.0
Netherlands	500.0	—	—	500.0
Norway	300.0	—	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	2,100.0	—	—	2,100.0
Total unsecured investment credit exposure	$2,875.0	$—	$—	$2,875.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at June 30, 2014 and December 31, 2013.

The Bank did not have any other overnight securities at June 30, 2014 or December 31, 2013.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE/TVA securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $3.0 billion and $2.6 billion at June 30, 2014 and December 31, 2013, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio increased $232.7 million from December 31, 2013 to $6.6 billion at June 30, 2014. This increase was due to purchases of $669.0 million of AFS securities partially offset by paydowns of $436.3 million.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $167.8 million from December 31, 2013 to $1.9 billion at June 30, 2014. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The slight increase in prices on OTTI securities during the first six months of 2014 increased the unrealized gains in AOCI from $77.6 million at December 31, 2013 to $96.6 million as of June 30, 2014. The weighted average price on these OTTI securities increased slightly from 86.0 at December 31, 2013 to 87.8 at June 30, 2014. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2013 Form 10-K.

Approximately 21.9% of the Bank’s MBS portfolio at June 30, 2014 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

The prospectuses and offering memoranda for the private label MBS in the Bank’s portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses and is more fully explained in the discussion on OTTI later on in this Risk Management section. Refer to Part II, Item 1. Legal Proceedings in this Form 10-Q for additional information on the Bank's litigation.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par, collateral type, and the security's credit rating as of June 30, 2014. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$6.1	$6.1
A	—	—	—	11.6	11.6
BBB	—	—	23.5	205.3	228.8
Below investment grade:
BB	—	12.3	34.9	118.4	165.6
B	—	—	30.1	95.4	125.5
CCC	—	7.9	6.6	29.5	44.0
CC	—	23.8	6.2	—	30.0
C	20.1	102.9	—	—	123.0
D	234.9	92.1	44.7	—	371.7
Unrated	—	—	—	4.0	4.0
Total	$255.0	$239.0	$146.0	$470.3	$1,110.3
Amortized cost	$194.6	$206.5	$136.7	$467.4	$1,005.2
Gross unrealized losses (1)	—	—	(3.2)	(3.1)	(6.3)
Fair value	226.0	225.5	140.4	468.4	1,060.3
OTTI (2):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	88.6%	94.4%	96.2%	99.6%	95.5%
Original weighted average credit support	7.2	8.2	4.4	5.5	6.3
Weighted-average credit support - current	0.1	1.4	6.2	11.9	6.4
Weighted avg. collateral delinquency(3)	12.4	12.9	10.8	9.1	10.9

	Private Label MBS by Vintage - Alt-A (3) (4)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
A	$—	$7.7	$—	$16.9	$24.6
BBB	—	—	4.9	89.4	94.3
Below investment grade:
BB	—	—	—	12.6	12.6
B	—	—	28.5	8.4	36.9
CCC	—	80.5	48.2	38.5	167.2
CC	—	41.2	8.1	2.1	51.4
D	187.9	263.2	51.9	—	503.0
Total	$187.9	$392.6	$141.6	$167.9	$890.0
Amortized cost	$142.6	$308.9	$133.5	$161.9	$746.9
Gross unrealized losses (1)	—	(0.8)	(3.0)	(0.8)	(4.6)
Fair value	150.4	334.8	132.8	166.6	784.6
OTTI (2):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	80.0%	85.3%	93.8%	99.2%	88.2%
Original weighted average credit support	13.3	10.0	5.9	5.1	9.2
Weighted-average credit support - current	0.0	0.3	6.4	20.1	5.1
Weighted avg. collateral delinquency(3)	22.1	18.0	10.7	11.1	16.4
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private-label mortgage-backed securities in a gross unrealized loss position was $347.4 million and $340.4 million, respectively at June 30, 2014.
(2) For the six months ended June 30, 2014.
(3) Delinquency information is presented at the cross-collateralization level.
(4) Includes HELOCs.

The Bank’s subprime private label MBS balances are immaterial to the overall portfolio; therefore, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total portfolio as of June 30, 2014. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in Item 1A. Risk Factors in the Bank's 2013 Form 10-K.

	June 30, 2014
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$450.4	$451.6
J.P. Morgan Chase & Co.	383.8	383.7
Countrywide Financial Corp. (2)	222.2	218.8
Wells Fargo & Co.	189.4	191.0
Citigroup Inc.	126.8	123.9
GMAC LLC	109.0	109.0
Other	371.7	372.0
Total	$1,853.3	$1,850.0

	June 30, 2014
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$620.4	$622.7
Nationstar Mortgage Inc.	450.4	451.6
Bank of America Corp.	256.2	252.5
U.S. Bank NA	153.5	153.5
CitiMortgage, Inc.	126.8	123.9
Other	246.0	245.8
Total	$1,853.3	$1,850.0
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Nationstar Mortgage Inc. is now servicing all but one of the bonds, and four different trustees have assumed responsibility for these 20 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing these private label MBS.

OTTI. The Bank did not recognize any credit-related OTTI charges in earnings during the six months ended June 30, 2014 and recognized $0.4 million during the six months ended June 30, 2013. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

The Bank’s estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank coordinates with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank’s private label MBS. This process is described in Note 7 - OTTI to the unaudited financial statements included in this Form 10-K.

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its second quarter 2014 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime:
2007	11.5	15.7	39.0	0.1
2006	12.1	12.8	35.9	1.3
2005	15.0	5.2	30.9	7.4
2004 and prior	18.6	3.0	30.8	10.5
Total Prime	14.5	9.0	34.0	5.0
Alt-A:
2007	14.0	25.6	40.3	0.0
2006	14.1	20.8	43.6	0.0
2005	14.3	12.5	39.1	0.4
2004 and prior	16.1	8.4	32.0	17.8
Total Alt-A	14.6	17.8	39.2	5.2
Subprime:
2004 and prior	8.4	23.4	64.1	36.1
Total Residential MBS	14.5	13.0	36.5	5.2

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI (in millions) as follows:

(dollars in millions)	June 30, 2014	June 30, 2013
Number of PLMBS with an OTTI charge:
Life-to-date	57	57
Still outstanding	47	49
Total OTTI credit loss recorded life-to-date	$454.0	$454.0
Principal write-downs on PLMBS	(110.7)	(78.2)
Credit losses on PLMBS no longer owned:
PLMBS sold (1)	(106.0)	(106.0)
PLMBS matured (less principal write-downs realized)	(3.7)	(1.1)
Remaining amount of previously recognized OTTI credit losses	$233.6	$268.7
Notes:
(1) The Bank recognized a gain in previous years of $15.6 million on the sale of these securities.

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. Recovery of OTTI through interest income was $5.9 million and $2.3 million for the second quarter of 2014 and 2013, respectively; $11.8 million and $4.5 million for the first six months of 2014 and 2013, respectively; and $47.7 million life-to-date. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first six months of 2014 and 2013.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at June 30, 2014. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial for the three months ended June 30, 2014.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.1 billion and $3.2 billion, at June 30, 2014 and December 31, 2013, respectively, after an allowance for credit losses of $7.5 million and $11.4 million, respectively.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to 10 mortgage insurance companies which provide PMI and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the Bank's approved mortgage insurance company list whenever PMI coverage is required.

None of the Bank’s mortgage insurers currently maintain a rating of A or better by at least one NRSRO. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2014, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of June 30, 2014, $61.1 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2014 was $15.0 million and $6.0 million, respectively. As of December 31, 2013, these amounts were $18.9 million and $7.5 million, respectively.

BOB Loans. The Bank's BOB loan program is targeted to small businesses in the Bank's district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. See Item 1. Business in the Bank's 2013 Form 10-K for additional information about the BOB loan program. The allowance for credit losses on BOB loans was $2.0 million and $2.2 million at June 30, 2014 and December 31, 2013, respectively.

Derivative Counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (Clearing Houses). The latter two types are derivatives referred to as cleared derivatives. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of June 30, 2014.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2014.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2014 and December 31, 2013.

(in millions)	June 30, 2014
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$6.3	$—	$—	$6.3
A	1,565	4.7	(1.1)	—	3.6
Liability positions with credit exposure:
A	695.0	(2.0)	3.8	—	1.8
Cleared derivatives (2)	13,446.8	(158.6)	201.1	—	42.5
Total derivative positions with credit exposure to non-member counterparties	16,006.8	(149.6)	203.8	—	54.2
Member institutions (3)	20.0	0.4	—	—	0.4
Total	$16,026.8	$(149.2)	$203.8	$—	$54.6
Derivative positions without credit exposure	22,689.5
Total notional	$38,716.3

(in millions)	December 31, 2013
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$9.6	$—	$—	$9.6
A	3,550.5	22.5	(4.8)	(13.8)	3.9
Cleared derivatives (2)	10,035.1	8.5	(2.7)	—	5.8
Liability positions with credit exposure:
A	3,724.0	(132.3)	133.4	—	1.1
Cleared derivatives (2)	—	—	25.6	—	25.6
Total derivative positions with credit exposure to non-member counterparties	17,609.6	(91.7)	151.5	(13.8)	46.0
Member institutions (3)	12.3	0.2	—	—	0.2
Total	$17,621.9	$(91.5)	$151.5	$(13.8)	$46.2
Derivative positions without credit exposure	19,629.8
Total notional	$37,251.7
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2014 . The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSRO's used by the Bank.
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

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of June 30, 2014 and December 31, 2013.

Notional Greater Than 10%	June 30, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$5,813.3	23.0	A	$5,751.1	21.1
JP Morgan Chase Bank, NA	A	3,262.1	12.9	A	3,366.9	12.4
Morgan Stanley Capital	BBB	3,443.7	13.6	(1)	(1)	(1)
Credit Suisse International	(1)	(1)	(1)	A	3,284.0	12.1
BNP Paribas	(1)	(1)	(1)	A	2,738.7	10.1
All others	n/a	12,750.4	50.5	n/a	12,075.9	44.3
Total		$25,269.5	100.0		$27,216.6	100.0

Net Credit Exposure Greater Than 10%	June 30, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$6.3	51.9	AA	$9.6	65.0
HSBC Bank USA, NA	A	2.4	20.0	A	3.1	20.8
Societe Generale	A	1.2	10.0	(2)	(2)	(2)
All others	n/a	2.2	18.1	n/a	2.1	14.2
Total		$12.1	100.0		$14.8	100.0
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

(in millions)	June 30, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$85.1	$85.1	$84.8	$126.1	$126.1	$126.3
United Kingdom	28.9	23.9	24.0	41.7	36.7	37.4
Germany	43.6	28.6	30.9	86.9	71.9	71.3
Total	$157.6	$137.6	$139.7	$254.7	$234.7	$235.0
Note: The average maturity of these derivative contracts is December 2018 and February 2019 at June 30, 2014 and December 31, 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	June 30, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$5.0	$5.0	$4.8	$4.4	$4.4	$4.8
United Kingdom	12.2	9.7	10.0	9.6	8.6	13.1
Total	$17.2	$14.7	$14.8	$14.0	$13.0	$17.9
Note: The average maturity of these derivative contracts is April 2019 and December 2018 at June 30, 2014 and December 31. 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligations bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of June 30, 2014. These ratings measure the likelihood of timely payment of principal and interest.

At June 30, 2014, the Bank’s consolidated obligation bonds outstanding decreased slightly to $37.5 billion compared to $37.7 billion at December 31, 2013. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at June 30, 2014 increased to $31.2 billion compared to $28.2 billion at December 31, 2013, primarily due to an increase in advance activity. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. During the first six months of 2014, short-term funding spreads remained relatively stable. Long-term funding spreads improved considerably as the unfavorable market conditions present in the latter half of 2013 began to recede. Consolidated obligation bonds often have investor-determined features. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At June 30, 2014, callable bonds issued by the Bank were $13.8 billion, up approximately $2.6 billion from December 31, 2013. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at June 30, 2014.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At June 30, 2014 and December 31, 2013, excess contingency liquidity was approximately $17.5 billion and $13.8 billion, respectively.

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

Operating and Business Risks

The Bank is exposed to various operating and business risks. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls, and these are categorized as compliance, fraud, legal, information and personnel operating risks. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. The Bank has established operating policies and procedures to manage each of the specific operating and business risks. For additional information, on operating and business risks, see the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2013 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest income:
Advances	$62,021	$56,519	$121,994	$112,299
Prepayment fees on advances, net	1,810	402	4,901	2,115
Interest-bearing deposits	97	139	180	256
Securities purchased under agreements to resell	8	258	21	834
Federal funds sold	954	1,136	1,659	2,599
Trading securities	1,929	3	3,767	63
Available-for-sale (AFS) securities	34,949	28,800	67,833	57,565
Held-to-maturity (HTM) securities	19,256	25,139	39,226	52,163
Mortgage loans held for portfolio	32,866	35,629	66,230	73,263
Total interest income	153,890	148,025	305,811	301,157
Interest expense:
Consolidated obligations - discount notes	5,564	4,523	11,600	9,768
Consolidated obligations - bonds	82,480	100,584	166,005	202,641
Mandatorily redeemable capital stock	20	730	34	1,019
Deposits	57	83	112	214
Other borrowings	1	4	4	11
Total interest expense	88,122	105,924	177,755	213,653
Net interest income	65,768	42,101	128,056	87,504
Provision (benefit) for credit losses	411	(1,222)	(3,462)	(1,343)
Net interest income after provision (benefit) for credit losses	65,357	43,323	131,518	88,847
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—	—	—
OTTI losses reclassified (from) AOCI (Note 5)	—	—	—	(442)
Net OTTI losses, credit portion (Note 5)	—	—	—	(442)
Net gains on trading securities (Note 2)	6,789	52	16,581	283
Net gains (losses) on derivatives and hedging activities (Note 9)	(9,503)	7,152	(18,702)	8,736
Gains on litigation settlements, net	—	1,482	36,610	1,482
Other, net	5,197	2,342	9,668	4,669
Total other noninterest income	2,483	11,028	44,157	14,728
Other expense:
Compensation and benefits	8,674	9,910	19,496	19,140
Other operating	7,618	7,120	13,722	13,149
Finance Agency	984	794	2,233	1,966
Office of Finance	981	847	1,874	1,801
Total other expense	18,257	18,671	37,325	36,056
Income before assessments	49,583	35,680	138,350	67,519
Affordable Housing Program (AHP) assessment	4,960	3,641	13,838	6,854
Net income	$44,623	$32,039	$124,512	$60,665
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	28,075	28,167	28,570	27,976
Basic and diluted earnings per share	$1.59	$1.14	$4.36	$2.17
Dividends per share	$1.02	$0.07	$1.59	$0.15
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$44,623	$32,039	$124,512	$60,665
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	30,696	(47,348)	55,224	(52,186)
Net non-credit portion of OTTI gains (losses) on AFS securities:
Net change in fair value of OTTI securities	954	9,003	2,972	23,367
Unrealized gains	16,596	6,381	16,021	21,441
Reclassification of non-credit portion included in net income	—	—	—	442
Total net non-credit portion of OTTI gains (losses) on AFS securities	17,550	15,384	18,993	45,250
Reclassification of net losses (gains) included in net income relating to hedging activities	(1)	1	(1)	1
Pension and post-retirement benefits	40	25	79	51
Total other comprehensive income (loss)	48,285	(31,938)	74,295	(6,884)
Total comprehensive income	$92,908	$101	$198,807	$53,781
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

(in thousands)	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,267,945	$3,121,345
Interest-bearing deposits	8,819	7,795
Federal funds sold	2,975,000	2,875,000
Investment securities:
Trading securities (Note 2)	275,553	239,190
AFS securities, at fair value, including $0 and $79,233 pledged as collateral that may be repledged, respectively (Note 3)	7,498,838	6,757,717
HTM securities; fair value of $3,697,445 and $4,034,830, respectively (Note 4)	3,642,240	3,995,530
Total investment securities	11,416,631	10,992,437
Advances (Note 6)	54,624,366	50,247,435
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $7,543 and $11,359, respectively (Note 8)	3,140,614	3,224,091
Banking on Business (BOB) loans, net of allowance for credit losses of $1,974 and $2,231, respectively (Note 8)	11,520	11,400
Accrued interest receivable	88,218	95,374
Premises, software and equipment, net	10,780	11,136
Derivative assets (Note 9)	60,661	59,973
Other assets	24,273	24,933
Total assets	$73,628,827	$70,670,919

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

(in thousands, except par value)	June 30, 2014	December 31, 2013
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$661,052	$660,598
Noninterest-bearing	38,986	33,754
Total deposits	700,038	694,352
Consolidated obligations, net: (Note 10)
Discount notes	31,218,472	28,236,257
Bonds	37,500,670	37,698,302
Total consolidated obligations, net	68,719,142	65,934,559
Mandatorily redeemable capital stock (Note 11)	2,890	40
Accrued interest payable	98,184	97,689
Affordable Housing Program payable	46,697	36,353
Derivative liabilities (Note 9)	73,296	177,488
Other liabilities	34,069	38,236
Total liabilities	69,674,316	66,978,717
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 30,711 and 29,622 shares	3,071,108	2,962,143
Retained earnings:
Unrestricted	679,782	625,636
Restricted	84,986	60,083
Total retained earnings	764,768	685,719
Accumulated other comprehensive income (AOCI)	118,635	44,340
Total capital	3,954,511	3,692,202
Total liabilities and capital	$73,628,827	$70,670,919
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$124,512	$60,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(28,892)	(17,225)
Change in net fair value adjustment on derivative and hedging activities	39,136	12,738
Net OTTI credit losses	—	442
Other adjustments	(4,170)	(1,344)
Net change in:
Trading securities	(46,254)	349,726
Accrued interest receivable	7,149	5,864
Other assets	(1,173)	569
Accrued interest payable	496	1,686
Other liabilities	8,273	2,172
Total adjustments	(25,435)	354,628
Net cash provided by operating activities	$99,077	$415,293
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including ($1,024) and $6,364 (to)from other FHLBanks for mortgage loan program)	$6,873	$(213,618)
Securities purchased under agreements to resell	—	2,300,000
Federal funds sold	(100,000)	805,000
Premises, software and equipment, net	(949)	(1,274)
AFS securities:
Proceeds	1,011,999	834,893
Purchases	(1,646,437)	(1,537,301)
HTM securities:
Proceeds from long-term maturities	353,359	708,794
Advances:
Proceeds	323,163,394	126,972,396
Made	(327,603,873)	(127,239,997)
Mortgage loans held for portfolio:
Proceeds	230,325	452,744
Purchases	(142,003)	(304,608)
Net cash (used in) provided by investing activities	$(4,727,312)	$2,777,029

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Six months ended June 30,
(in thousands)	2014	2013
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$17,450	$(206,068)
Net payments for derivative contracts with financing element	(16,202)	(16,007)
Net proceeds from issuance of consolidated obligations:
Discount notes	52,114,011	166,621,396
Bonds	8,650,718	19,167,722
Payments for maturing and retiring consolidated obligations:
Discount notes	(49,132,530)	(173,065,342)
Bonds	(8,924,964)	(16,030,078)
Proceeds from issuance of capital stock	963,924	622,717
Payments for repurchase/redemption of mandatorily redeemable capital stock	(5,572)	(175,232)
Payments for repurchase/redemption of capital stock	(846,537)	(524,672)
Cash dividends paid	(45,463)	(4,261)
Net cash provided by (used in) financing activities	$2,774,835	$(3,609,825)
Net (decrease) in cash and cash equivalents	$(1,853,400)	$(417,503)
Cash and cash equivalents at beginning of the period	3,121,345	1,350,594
Cash and cash equivalents at end of the period	$1,267,945	$933,091
Supplemental disclosures:
Interest paid	$198,231	$233,308
AHP payments, net	3,494	2,105
Transfers of mortgage loans to real estate owned	7,019	10,217
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	6,227	622,717	—	—	—	—	622,717
Repurchase/redemption of capital stock	(5,247)	(524,672)	—	—	—	—	(524,672)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income	—	—	48,532	12,133	60,665	(6,884)	53,781
Cash dividends	—	—	(4,189)	—	(4,189)	—	(4,189)
June 30, 2013	29,133	$2,913,312	$573,110	$42,641	$615,751	$46,821	$3,575,884

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Issuance of capital stock	9,639	963,924	—	—	—	—	963,924
Repurchase/redemption of capital stock	(8,466)	(846,537)	—	—	—	—	(846,537)
Net shares reclassified to mandatorily redeemable capital stock	(84)	(8,422)	—	—	—	—	(8,422)
Comprehensive income	—	—	99,609	24,903	124,512	74,295	198,807
Cash dividends	—	—	(45,463)	—	(45,463)	—	(45,463)
June 30, 2014	30,711	$3,071,108	$679,782	$84,986	$764,768	$118,635	$3,954,511
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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. To the extent that any reclassifications were made, the reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Bank's 2013 Form 10-K.

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

The Bank does not expect the adoption of the charge-off provisions of the Advisory Bulletin to have a material impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance clarifying when a loan should be de-recognized and the related real estate property recognized. This guidance will allow the Bank to recognize properties as real estate owned once the borrower has voluntarily conveyed interest in the property to the Bank through a deed in lieu of foreclosure or similar agreement. This guidance, which will be effective for the Bank beginning January 1, 2015, is not expected to impact the Bank 's Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Revenue from Contracts with Customers. In May 2014, the FASB issued revised guidance for revenue recognition. This guidance will increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. The guidance will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2017.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued guidance amending the accounting for certain repurchase agreements, including repurchase-to-maturity transactions and repurchase financing transactions. The guidance will also require expanded disclosures for transactions accounted for as secured borrowings and sales. This guidance, which will be effective for the Bank beginning January 1, 2015, is not expected to have a material impact on the Bank's Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Notes to Financial Statements (continued)

Note 2 – Trading Securities

The following table presents trading securities as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Non-MBS:
Mutual funds	$5,060	$4,576
GSE and Tennessee Valley Authority (TVA) obligations	270,493	234,614
Total	$275,553	$239,190

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $5.1 million and $4.7 million at June 30, 2014 and December 31, 2013, respectively, as reported in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the second quarter and the first six months of 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net unrealized gains on trading securities held at period-end	$6,789	$53	$16,495	$319
Net realized gains (losses) on securities sold/matured during the period	—	(1)	86	(36)
Net gains on trading securities	$6,789	$52	$16,581	$283

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	2,409,010	—	17,457	(2,320)	2,424,147
State or local agency obligations	17,260	—	80	(976)	16,364
Total non-MBS	$2,428,263	$—	$17,542	$(3,296)	$2,442,509
MBS:
Other U.S. obligations residential MBS	$358,503	$—	$69	$(712)	$357,860
GSE MBS (3)	3,617,840	—	20,835	(11,471)	3,627,204
Private label MBS:
Private label residential MBS	964,378	(735)	94,530	(224)	1,057,949
HELOCs	10,476	(69)	2,909	—	13,316
Total private label MBS	974,854	(804)	97,439	(224)	1,071,265
Total MBS	$4,951,197	$(804)	$118,343	$(12,407)	$5,056,329
Total AFS securities	$7,379,460	$(804)	$135,885	$(15,703)	$7,498,838

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	1,998
GSE and TVA obligations	2,103,847	—	1,160	(8,830)	2,096,177
State or local agency obligations	15,430	—	35	(1,422)	14,043
Total non-MBS	$2,121,270	$—	$1,200	$(10,252)	$2,112,218
MBS:
Other U.S. obligations residential MBS	$386,169	$—	$27	$(900)	385,296
GSE MBS (3)	3,144,543	—	11,389	(33,781)	3,122,151
Private label MBS:					—
Private label residential MBS	1,048,893	(3,723)	78,618	(164)	1,123,624
HELOCs	11,681	(109)	2,856	—	14,428
Total private label MBS	1,060,574	(3,832)	81,474	(164)	1,138,052
Total MBS	$4,591,286	$(3,832)	$92,890	$(34,845)	$4,645,499
Total AFS securities	$6,712,556	$(3,832)	$94,090	$(45,097)	$6,757,717
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.
(3) Includes amortized cost of $2.8 billion of 1-4 family MBS and $0.8 billion of multi-family MBS at June 30, 2014. The respective amounts at December 31, 2013 were $2.3 billion and $0.8 billion.

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds as disclosed above. These obligations were $5.6 million and $5.4 million at June 30, 2014 and December 31, 2013, respectively as reported in Other liabilities in the Statement of Condition.

As of June 30, 2014, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.2 million, credit losses of $233.6 million and OTTI-related accretion adjustments of $5.3 million. As of December 31, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.4 million and credit losses of $246.1 million and OTTI-related accretion adjustments of $1.4 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Non-credit portion of OTTI losses	$(804)	$(3,832)
Net unrealized gains on OTTI securities since their last OTTI credit charge	97,439	81,474
Net non-credit portion of OTTI gains on AFS securities in AOCI	$96,635	$77,642

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of June 30, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$976,756	$(1,495)	$232,995	$(825)	$1,209,751	$(2,320)
State or local agency obligations	1,536	(54)	12,398	(922)	13,934	(976)
Total non-MBS	$978,292	$(1,549)	$245,393	$(1,747)	$1,223,685	$(3,296)
MBS:
Other U.S. obligations residential MBS	$75,734	$(80)	$245,473	$(632)	$321,207	$(712)
GSE MBS	725,768	(6,555)	376,620	(4,916)	1,102,388	(11,471)
Private label:
Private label residential MBS	—	—	52,113	(959)	52,113	(959)
HELOCs	—	—	1,613	(69)	1,613	(69)
Total private label MBS	—	—	53,726	(1,028)	53,726	(1,028)
Total MBS	$801,502	$(6,635)	$675,819	$(6,576)	$1,477,321	$(13,211)
Total	$1,779,794	$(8,184)	$921,212	$(8,323)	$2,701,006	$(16,507)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,350,088	$(8,830)	$—	$—	$1,350,088	$(8,830)
State or local agency obligations	3,994	(456)	8,664	(966)	12,658	(1,422)
Total non-MBS	$1,354,082	$(9,286)	$8,664	$(966)	$1,362,746	$(10,252)
MBS:
Other U.S. obligations residential MBS	$317,394	$(806)	$28,803	$(94)	$346,197	$(900)
GSE MBS	1,142,806	(33,495)	64,515	(286)	1,207,321	(33,781)
Private label:
Private label residential MBS	66,847	(648)	42,306	(3,239)	109,153	(3,887)
HELOCs	—	—	1,679	(109)	1,679	(109)
Total private label MBS	66,847	(648)	43,985	(3,348)	110,832	(3,996)
Total MBS	$1,527,047	$(34,949)	$137,303	$(3,728)	$1,664,350	$(38,677)
Total	$2,881,129	$(44,235)	$145,967	$(4,694)	$3,027,096	$(48,929)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. Refer to description in Note 4 - Held-to-Maturity Securities. The Bank transferred no private label MBS from HTM to AFS during the first six months of 2014 and 2013.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$201,985	$202,191	$201,992	$202,104
Due after one year through five years	1,438,141	1,436,691	1,226,635	1,223,399
Due after five years through ten years	581,865	592,861	524,313	521,278
Due in more than ten years	206,272	210,766	168,330	165,437
AFS securities excluding MBS	2,428,263	2,442,509	2,121,270	2,112,218
MBS	4,951,197	5,056,329	4,591,286	4,645,499
Total AFS securities	$7,379,460	$7,498,838	$6,712,556	$6,757,717

Interest Rate Payment Terms.  The following table details interest payment terms at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Amortized cost of AFS securities other than MBS:
Fixed-rate	$2,043,700	$1,536,763
Variable-rate	384,563	584,507
Total non-MBS	$2,428,263	$2,121,270
Amortized cost of AFS MBS:
Fixed-rate	$2,112,378	$2,155,940
Variable-rate	2,838,819	2,435,346
Total MBS	$4,951,197	$4,591,286
Total amortized cost of AFS securities	$7,379,460	$6,712,556
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

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$14,593	$562	$—	$15,155
State or local agency obligations	237,023	3,848	(12,640)	228,231
Total non-MBS	$251,616	$4,410	$(12,640)	$243,386
MBS:
Other U.S. obligations residential MBS	$1,278,056	$8,166	$—	$1,286,222
GSE MBS (1)	1,330,472	58,696	(104)	1,389,064
Private label residential MBS	782,096	6,696	(10,019)	778,773
Total MBS	$3,390,624	$73,558	$(10,123)	$3,454,059
Total HTM securities	$3,642,240	$77,968	$(22,763)	$3,697,445

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$16,220	$721	$—	$16,941
State or local agency obligations	242,934	3,817	(10,753)	235,998
Total non-MBS	$259,154	$4,538	$(10,753)	$252,939
MBS:
Other U.S. obligations residential MBS	$1,435,458	$8,869	$(15)	$1,444,312
GSE MBS (1)	1,417,926	49,097	(215)	1,466,808
Private label MBS:
Private label residential MBS	873,325	4,300	(15,732)	861,893
HELOCs	9,667	—	(789)	8,878
Total private label MBS	882,992	4,300	(16,521)	870,771
Total MBS	$3,736,376	$62,266	$(16,751)	$3,781,891
Total HTM securities	$3,995,530	$66,804	$(27,504)	$4,034,830
Notes:
(1) Includes $488.2 million of 1-4 family MBS and $842.3 million of multi-family MBS at June 30, 2014. The respective amounts at December 31, 2013 were $561.6 million and $856.3 million.

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of June 30, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$126,544	$(12,640)	$126,544	$(12,640)
MBS:
GSE MBS	$788	$(1)	$12,143	$(103)	$12,931	$(104)
Private label residential MBS	50,604	(213)	228,708	(9,806)	279,312	(10,019)
Total MBS	$51,392	$(214)	$240,851	$(9,909)	$292,243	$(10,123)
Total	$51,392	$(214)	$367,395	$(22,549)	$418,787	$(22,763)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$18,367	$(271)	$132,463	$(10,482)	$150,830	$(10,753)
MBS:
Other U.S. obligations residential MBS	$37,984	$(15)	$—	$—	$37,984	$(15)
GSE MBS	93,356	(112)	13,369	(103)	106,725	(215)
Private label:
Private label residential MBS	292,159	(3,829)	197,089	(11,903)	489,248	(15,732)
HELOCs	—	—	8,878	(789)	8,878	(789)
Total private label MBS	292,159	(3,829)	205,967	(12,692)	498,126	(16,521)
Total MBS	$423,499	$(3,956)	$219,336	$(12,795)	$642,835	$(16,751)
Total	$441,866	$(4,227)	$351,799	$(23,277)	$793,665	$(27,504)

Securities Transferred. The Bank had no transfers of securities from HTM to AFS during the first six months of 2014 and 2013.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due after one year through five years	$18,683	$19,233	$16,221	$16,941
Due after five years through ten years	35,757	37,240	40,043	41,530
Due after ten years	197,176	186,913	202,890	194,468
HTM securities excluding MBS	251,616	243,386	259,154	252,939
MBS	3,390,624	3,454,059	3,736,376	3,781,891
Total HTM securities	$3,642,240	$3,697,445	$3,995,530	$4,034,830

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Amortized cost of HTM securities other than MBS:
Fixed-rate	$93,756	$96,569
Variable-rate	157,860	162,585
Total non-MBS	$251,616	$259,154
Amortized cost of HTM MBS:
Fixed-rate	$1,206,581	$1,303,424
Variable-rate	2,184,043	2,432,952
Total MBS	$3,390,624	$3,736,376
Total HTM securities	$3,642,240	$3,995,530
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

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, which could be up to the difference between the security's amortized cost basis and its fair value and records the difference in its Statement of Income.

For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2013 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - Other-than-Temporary Impairment Analysis to the audited financial statements in the Bank’s 2013 Form 10-K.

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. During the second quarter of 2014, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages ranging from (4.0)% to 9.0% over the 12 month period beginning April 1, 2014. For the vast majority of markets the short-term forecast has changes from (2.0)% to 4.0%. Thereafter, home prices transition over 53 months to the long-term forecast based on historical averages, as adjusted for then current estimates of the overall housing market.

All of the Bank's other-than-temporarily impaired securities were classified as AFS at June 30, 2014. The "Total OTTI securities" balances below summarize the Bank’s securities as of June 30, 2014 for which an OTTI has been recognized during

Notes to Financial Statements (continued)

the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$550,197	$448,111	$504,638
Alt-A	649,237	511,211	548,297
Subprime	2,265	1,359	1,541
HELOCs	15,103	10,476	13,316
Total OTTI securities	1,216,802	971,157	1,067,792
Private label MBS with no OTTI	3,697	3,697	3,473
Total AFS private label MBS	$1,220,499	$974,854	$1,071,265
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and six months ended June 30, 2014 and 2013.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$308,200	$324,482	$314,224	$326,024
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	—	—	—	442
Reductions:
Securities sold and matured during the period	112	—	36	(59)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(5,891)	(2,338)	(11,839)	(4,263)
Balance, June 30	$302,421	$322,144	$302,421	$322,144
Notes:
(1) For the three months ended June 30, 2014 and 2013, OTTI "previously recognized" represents securities that were impaired prior to April 1, 2014 and 2013. For the six months ended June 30, 2014 and 2013, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2014 and 2013.
(2) This activity represents amounts accreted as interest income over the remaining lives of the applicable securities

All Other AFS and HTM Investments. At June 30, 2014, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at June 30, 2014.

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

At June 30, 2014 and December 31, 2013, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging between zero and 5.50%.

Notes to Financial Statements (continued)

The following table details the Bank’s advances portfolio by year of contractual maturity as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$22,155,969	0.39%	$22,169,669	0.41%
Due after 1 year through 2 years	10,354,532	0.95	10,343,245	1.36
Due after 2 years through 3 years	6,337,403	1.38	6,865,608	1.68
Due after 3 years through 4 years	10,053,180	1.24	6,073,540	1.21
Due after 4 years through 5 years	4,811,400	1.69	3,690,006	2.12
Thereafter	441,815	2.90	571,970	2.89
Total par value	54,154,299	0.91%	49,714,038	1.04%
Discount on AHP advances	(101)		(141)
Deferred prepayment fees	(10,514)		(12,371)
Hedging adjustments	480,682		545,909
Total book value	$54,624,366		$50,247,435

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At June 30, 2014 and December 31, 2013, the Bank had convertible advances outstanding of $2.0 billion and $2.3 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At June 30, 2014 and December 31, 2013, the Bank had returnable advances of $2.0 billion and $5.0 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of June 30, 2014 and December 31, 2013.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Due in 1 year or less	$22,155,969	$22,169,669	$24,049,969	$24,308,669
Due after 1 year through 2 years	10,354,532	10,343,245	10,028,032	10,219,245
Due after 2 years through 3 years	6,337,403	6,865,608	5,366,403	5,752,108
Due after 3 years through 4 years	10,053,180	6,073,540	9,552,180	5,481,540
Due after 4 years through 5 years	4,811,400	3,690,006	4,741,400	3,406,006
Thereafter	441,815	571,970	416,315	546,470
Total par value	$54,154,299	$49,714,038	$54,154,299	$49,714,038

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Fixed rate – overnight	$2,989,485	$1,284,394
Fixed rate – term:
Due in 1 year or less	15,364,564	17,801,335
Thereafter	11,167,895	10,778,131
Total fixed rate	29,521,944	29,863,860
Variable rate:
Due in 1 year or less	3,801,920	3,083,940
Thereafter	20,830,435	16,766,238
Total variable rate	24,632,355	19,850,178
Total par value	$54,154,299	$49,714,038

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2014, the Bank had advances of $39.7 billion outstanding to its five largest borrowers, which represented 73.4% of total advances outstanding. Of these five, four had outstanding advance balances in excess of 10% of the total portfolio at June 30, 2014.

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

The following table presents balances as of June 30, 2014 and December 31, 2013 for mortgage loans held for portfolio.

(in thousands)	June 30, 2014	December 31, 2013
Fixed-rate medium-term single-family mortgages (1)	$450,286	$488,334
Fixed-rate long-term single-family mortgages (1)	2,631,025	2,682,255
Total par value	3,081,311	3,170,589
Premiums	49,855	50,436
Discounts	(5,540)	(6,147)
Hedging adjustments	22,531	20,572
Total mortgage loans held for portfolio	$3,148,157	$3,235,450
Note:
(1) Medium-term is defined as a term of 15 years or less at origination. Long-term is defined as greater than 15 years at origination.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Government-guaranteed/insured loans	$294,773	$306,025
Conventional loans	2,786,538	2,864,564
Total par value	$3,081,311	$3,170,589

See Note 8 - Allowance for Credit Losses for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Note 8 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank’s portfolio types: credit products, government-guaranteed or insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing each borrower's need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the Housing Act and Finance Agency regulations. Specifically, the Housing Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank’s respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities used as collateral if they are used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The Housing Act affords any security interest granted to the Bank by a member (or an affiliate of a member) priority over the claims or rights of any other party except for claims or rights of a third party that

Notes to Financial Statements (continued)

would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At June 30, 2014 and December 31, 2013, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2014 and December 31, 2013, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at June 30, 2014 and December 31, 2013, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. At June 30, 2014 and December 31, 2013, the MPF exposure under the FLA was $23.7 million and $25.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.8 million and $0.9 million during the second quarter 2014 and 2013, respectively and $1.6 million and $1.8 million during the six months ended June 30, 2014 and 2013, respectively.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank’s mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. Given the credit deterioration experienced by PMI companies, estimated future claim payments from these companies have been reduced and factored into estimated loan losses in determining the allowance for

Notes to Financial Statements (continued)

credit losses. The resulting estimated losses after PMI are then reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by a master commitment agreement between the Bank and the PFI. Losses in excess of the CEs are incurred by the Bank.

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$7,318	$13,393	$11,359	$14,163
Charge-offs	(302)	—	(302)	(622)
Provision (benefit) for credit losses	527	(1,185)	(3,514)	(1,333)
Balance, June 30	$7,543	$12,208	$7,543	$12,208

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

	June 30, 2014	December 31, 2013
Ending balance, individually evaluated for impairment	$5,922	$795
Ending balance, collectively evaluated for impairment	1,621	10,564
Total allowance for credit losses	$7,543	$11,359
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$74,906	$15,571
Collectively evaluated for impairment	2,783,941	2,919,583
Total recorded investment	$2,858,847	$2,935,154

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

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, Beginning of period	$2,142	$2,503	$2,231	$2,481
Charge-offs	(155)	(143)	(355)	(134)
Provision (benefit) for credit losses	(13)	2	98	15
Balance, June 30	$1,974	$2,362	$1,974	$2,362

Notes to Financial Statements (continued)

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

	June 30, 2014	December 31, 2013
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	1,974	2,231
Total allowance for credit losses	$1,974	$2,231
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$—	$—
Collectively evaluated for impairment	13,597	13,742
Total recorded investment	$13,597	$13,742

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	June 30, 2014
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$44,567	$16,663	$—	$61,230
Past due 60-89 days	8,794	4,914	13	13,721
Past due 90 days or more	48,502	7,627	235	56,364
Total past due loans	$101,863	$29,204	$248	$131,315
Total current loans	2,756,984	276,412	13,349	3,046,745
Total loans	$2,858,847	$305,616	$13,597	$3,178,060
Other delinquency statistics:
In process of foreclosures, included above (2)	$36,430	$2,668	$—	$39,098
Serious delinquency rate (3)	1.7%	2.5%	1.7%	1.8%
Past due 90 days or more still accruing interest	$—	$7,627	$—	$7,627
Loans on nonaccrual status (4)	$51,788	$—	$248	$52,036

(in thousands)	December 31, 2013
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$52,689	$18,580	$151	$71,420
Past due 60-89 days	13,522	5,860	82	19,464
Past due 90 days or more	55,508	8,556	219	64,283
Total past due loans	$121,719	$32,996	$452	$155,167
Total current loans	2,813,435	284,104	13,290	3,110,829
Total loans	$2,935,154	$317,100	$13,742	$3,265,996
Other delinquency statistics:
In process of foreclosures, included above (2)	$43,953	$2,401	$—	$46,354
Serious delinquency rate (3)	1.9%	2.7%	1.6%	2.0%
Past due 90 days or more still accruing interest	$—	$8,556	$—	$8,556
Loans on nonaccrual status (4)	$59,244	$—	$452	$59,696
Notes:
(1) The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or unaccreted discounts, adjustments for fair value hedges and direct write-downs. The recorded investment is not net of any valuation allowance.

Notes to Financial Statements (continued)

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

Individually Evaluated Impaired Loans. Information regarding individually evaluated impaired loans is as follows. As indicated above, these loans include impaired loans considered collateral-dependent. BOB loans are not significant and are excluded from the tables below.

	June 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,664	$34,347	$—
With a related allowance:
Conventional MPF loans	40,242	40,073	5,922
Total:
Conventional MPF loans	$74,906	$74,420	$5,922

	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$501	$498	$—
With a related allowance:
Conventional MPF loans	15,070	15,004	795
Total:
Conventional MPF loans	$15,571	$15,502	$795

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended June 30, 2014		Three months ended June 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$77,444	$360	$14,224	$179

	Six months ended June 30, 2014		Six months ended June 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$78,719	$682	$13,662	$339

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

Notes to Financial Statements (continued)

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

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for loans that became TDRs during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014		2013
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$4,026	$4,026	$3,295	$3,243

	Six months ended June 30,
	2014		2013
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$6,382	$6,382	$6,168	$6,116

Certain TDRs may experience a payment default, which the Bank considers to have occurred when a loan is 60 days or more delinquent. Conventional MPF loans totaling $2.4 million and $2.2 million had experienced a payment default during the six months ended June 30, 2014, and June 30, 2013, respectively. The Bank had $4.3 million and $3.5 million of TDRs on nonaccrual status at June 30, 2014 and December 31, 2013, respectively.

Real Estate Owned (REO). The Bank had $7.0 million and $8.8 million of REO reported in Other assets on the Statement of Condition at June 30, 2014 and December 31, 2013, respectively.

Purchases, Sales and Reclassifications. During the three and six months ended June 30, 2014 and 2013, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Financial Statements (continued)

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,026,741	$127,732	$602,351
Derivatives not in hedge accounting relationships:
Interest rate swaps	$10,480,076	$41,719	$34,456
Interest rate swaptions	50,000	977	—
Interest rate caps	1,139,500	5,174	—
Mortgage delivery commitments	19,965	429	—
Total derivatives not in hedge accounting relationships	$11,689,541	$48,299	$34,456
Total derivatives before netting and collateral adjustments	$38,716,282	$176,031	$636,807
Netting adjustments		(96,044)	(96,044)
Cash collateral and related accrued interest		(19,326)	(467,467)
Total collateral and netting adjustments (1)		(115,370)	(563,511)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$60,661	$73,296

	December 31, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,443,924	$169,718	$800,078
Derivatives not in hedge accounting relationships:
Interest rate swaps	$10,730,985	$72,519	$34,829
Interest rate caps	1,064,500	7,182	—
Mortgage delivery commitments	12,279	160	—
Total derivatives not in hedge accounting relationships	$11,807,764	$79,861	$34,829
Total derivatives before netting and collateral adjustments	$37,251,688	$249,579	$834,907
Netting adjustments		(182,045)	(182,045)
Cash collateral and related accrued interest		(7,561)	(475,374)
Total collateral and netting adjustments (1)		(189,606)	(657,419)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$59,973	$177,488
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$1,415	$1,987	$1,927	$888
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(18,764)	$(2,887)	$(34,537)	$(7,823)
Interest rate swaptions	313	—	265	—
Interest rate caps	(1,987)	2,235	(3,541)	2,429
Net interest settlements	7,138	4,973	13,549	9,270
Mortgage delivery commitments	2,377	841	3,623	3,965
Other	5	3	12	7
Total net gains (losses) related to derivatives not designated as hedging instruments	$(10,918)	$5,165	$(20,629)	$7,848
Net gains (losses) on derivatives and hedging activities	$(9,503)	$7,152	$(18,702)	$8,736

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2014 and 2013.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2014
Hedged item type:
Advances	$12,666	$(12,372)	$294	$(56,605)
Consolidated obligations – bonds	64,589	(62,955)	1,634	59,112
AFS securities	(9,707)	9,194	(513)	(2,891)
Total	$67,548	$(66,133)	$1,415	$(384)
Six months ended June 30, 2014
Hedged item type:
Advances	$60,676	$(59,635)	$1,041	$(116,995)
Consolidated obligations – bonds	110,385	(108,610)	1,775	113,549
AFS securities	(18,844)	17,955	(889)	(5,435)
Total	$152,217	$(150,290)	$1,927	$(8,881)

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2013
Hedged item type:
Advances	$135,873	$(133,068)	$2,805	$(64,186)
Consolidated obligations – bonds	(243,811)	242,893	(918)	55,135
AFS securities	790	(690)	100	(15)
Total	$(107,148)	$109,135	$1,987	$(9,066)
Six months ended June 30, 2013
Hedged item type:
Advances	$193,843	$(193,549)	$294	$(126,044)
Consolidated obligations – bonds	(292,866)	293,360	494	105,081
AFS securities	790	(690)	100	(15)
Total	$(98,233)	$99,121	$888	$(20,978)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $4.5 million and $4.7 million for the second quarter of 2014 and 2013, respectively, and $8.0 million and $9.5 million for the six months ended June 30, 2014 and 2013, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first six months of 2014 or 2013.

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

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and

Notes to Financial Statements (continued)

related accrued interest) at June 30, 2014 was $339.0 million for which the Bank has posted cash collateral with a fair value of approximately $266.3 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $39.6 million of collateral to its derivative counterparties at June 30, 2014.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at June 30, 2014.

Offsetting of Derivative Assets and Derivative Liabilities. The Bank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. The following tables present separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	Derivative Assets
(in thousands)	June 30, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$168,489	$234,156
Cleared derivatives	7,113	15,264
Total gross recognized amount	175,602	249,420
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(150,805)	(205,752)
Cleared derivatives	35,435	16,146
Total gross amounts of netting adjustments and cash collateral	(115,370)	(189,606)
Net amounts after netting adjustments:
Bilateral derivatives	17,684	28,404
Cleared derivatives	42,548	31,410
Total net amounts after netting adjustments	60,232	59,814
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	429	159
Cleared derivatives	—	—
Derivative instruments not meeting netting requirements	429	159
Total derivative assets
Bilateral derivatives	18,113	28,563
Cleared derivatives	42,548	31,410
Total derivative assets as reported in the Statement of Condition	60,661	59,973
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(6,029)	(13,778)
Net unsecured amount:
Bilateral derivatives	12,084	14,785
Cleared derivatives	42,548	31,410
Total net unsecured amount	$54,632	$46,195

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	June 30, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$471,134	$828,187
Cleared derivatives	165,673	6,720
Total gross recognized amount	636,807	834,907
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(397,838)	(650,699)
Cleared derivatives	(165,673)	(6,720)
Total gross amounts of netting adjustments and cash collateral	(563,511)	(657,419)
Net amounts after netting adjustments:
Bilateral derivatives	73,296	177,488
Cleared derivatives	—	—
Total net amounts after offsetting adjustments	73,296	177,488
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	—	—
Total derivative liabilities
Bilateral derivatives	73,296	177,488
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	73,296	177,488
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	—	(79,233)
Net unsecured amount:
Bilateral derivatives	73,296	98,255
Net unsecured amount	$73,296	$98,255
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

The following table details interest rate payment terms for consolidated obligation bonds as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Par value of consolidated bonds:
Fixed-rate	$29,224,649	$29,062,248
Step-up	4,157,500	3,052,500
Floating-rate	4,010,000	5,580,000
Conversion Bonds:
Floating to Fixed	25,000	—
Total par value	37,417,149	37,694,748
Bond premiums	72,512	87,961
Bond discounts	(12,464)	(14,019)
Hedging adjustments	23,473	(70,388)
Total book value	$37,500,670	$37,698,302

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,332,965	1.20%	$12,576,595	0.94%
Due after 1 year through 2 years	5,359,090	1.38	7,979,165	1.75
Due after 2 years through 3 years	3,538,265	1.76	2,711,605	2.29
Due after 3 years through 4 years	5,933,775	1.60	2,040,700	2.25
Due after 4 years through 5 years	2,641,165	1.52	4,594,700	1.50
Thereafter	7,106,490	2.23	7,151,890	2.14
Index amortizing notes	505,399	4.46	640,093	4.54
Total par value	$37,417,149	1.60%	$37,694,748	1.64%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Noncallable	$23,628,149	$26,549,748
Callable	13,789,000	11,145,000
Total par value	$37,417,149	$37,694,748

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2014 and December 31, 2013.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2014	December 31, 2013
Due in 1 year or less	$26,056,965	$23,436,595
Due after 1 year through 2 years	5,209,090	7,914,165
Due after 2 years through 3 years	1,978,265	2,196,605
Due after 3 years through 4 years	1,943,275	1,437,200
Due after 4 years through 5 years	697,165	1,150,700
Thereafter	1,026,990	919,390
Index amortizing notes	505,399	640,093
Total par value	$37,417,149	$37,694,748

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	June 30, 2014	December 31, 2013
Book value	$31,218,472	$28,236,257
Par value	31,223,531	28,242,236
Weighted average interest rate (1)	0.08%	0.09%
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

At June 30, 2014, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At June 30, 2014 and December 31, 2013, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$921,265	$3,838,766	$1,052,654	$3,647,902
Total capital-to-asset ratio	4.0%	5.2%	4.0%	5.2%
Total regulatory capital	2,945,153	3,838,766	2,826,837	3,647,902
Leverage ratio	5.0%	7.8%	5.0%	7.7%
Leverage capital	3,681,441	5,758,149	3,533,546	5,471,853

The ratios from December 31, 2013 to June 30, 2014 remained stable primarily due to corresponding increases in both regulatory capital and total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 24, 2014, the Bank received final notification from the Finance Agency that it was considered to be "adequately capitalized" for the quarter ended March 31, 2014. As of the date of this filing,

Notes to Financial Statements (continued)

the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2014.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	June 30, 2014
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$634,905	20.7%
Santander Bank, N.A., Wilmington, DE	441,354	14.4
Chase Bank USA, N.A., Wilmington, DE	439,816	14.3

(dollars in thousands)	December 31, 2013
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$601,605	20.3%
Chase Bank USA, N.A., Wilmington, DE	439,802	14.8
Santander Bank, N.A., Wilmington, DE	416,685	14.1
Ally Bank, Midvale, UT	307,800	10.4
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

At June 30, 2014 and December 31, 2013, the Bank had $2.9 million and $40 thousand, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three and six months ended June 30, 2014, estimated dividends on mandatorily redeemable capital stock totaling $20 thousand and $34 thousand respectively, were recorded as interest expense. For the three and six months ended June 30, 2013, estimated dividends on mandatorily redeemable capital stock totaling $730 thousand and $1.0 million, respectively, were recorded as interest expense.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
(in thousands)	2014	2013
Balance, beginning of the period	$40	$431,566
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	8,422	698
Redemption of mandatorily redeemable capital stock:
Other redemptions (1)	(5,572)	(175,232)
Balance, end of period	$2,890	$257,032
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to excess capital stock repurchases.

As of June 30, 2014, the total mandatorily redeemable capital stock reflected the balance for three institutions. Two institutions were merged out of district and are considered to be nonmembers. This capital stock supports advances to the respective institutions. One other institution notified the Bank of its intention to voluntarily redeem their capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

Notes to Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	40	40
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	2,850	—
Total	$2,890	$40

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At June 30, 2014, retained earnings were $764.8 million, including $679.8 million of unrestricted retained earnings and $85.0 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February, April and July 2014, the Bank declared quarterly dividends of 2.5%, 4.0% and 4.0% on an annualized basis, respectively. Currently, the Bank's practice is to repurchase all excess capital stock on a monthly basis.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended June 30, 2014 and 2013.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
March 31, 2013	$30,552	$48,865	$—	$286	$(944)	$78,759
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(47,348)	6,381	—	—	—	(40,967)
Net change in fair value of OTTI securities	—	9,003	—	—	—	9,003
Reclassifications from OCI to net income:
Amortization - hedging activities	—	—	—	1	—	1
Amortization - pension and post-retirement	—	—	—	—	25	25
June 30, 2013	$(16,796)	$64,249	$—	$287	$(919)	$46,821

March 31, 2014	$(7,953)	$79,085	$—	$287	$(1,069)	$70,350
Other comprehensive income (loss) before reclassification:
Net unrealized gains	30,696	16,596	—	—	—	47,292
Net change in fair value of OTTI securities	—	954	—	—	—	954
Reclassifications from OCI to net income:
Amortization - hedging activities	—	—	—	(1)	—	(1)
Amortization - pension and post-retirement	—	—	—	—	40	40
June 30, 2014	$22,743	$96,635	$—	$286	$(1,029)	$118,635

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2014 and 2013.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(52,186)	21,441	—	—	—	(30,745)
Net change in fair value of OTTI securities	—	23,367	—	—	—	23,367
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	442	—	—	—	442
Amortization - hedging activities	—	—	—	1	—	1
Amortization - pension and post-retirement	—	—	—	—	51	51
June 30, 2013	$(16,796)	$64,249	$—	$287	$(919)	$46,821

December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassification:
Net unrealized gains	55,224	16,021	—	—	—	71,245
Net change in fair value of OTTI securities	—	2,972	—	—	—	2,972
Reclassifications from OCI to net income:
Amortization - hedging activities	—	—	—	(1)	—	(1)
Amortization - pension and post-retirement	—	—	—	—	79	79
June 30, 2014	$22,743	$96,635	$—	$286	$(1,029)	$118,635

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	June 30, 2014	December 31, 2013
Federal funds sold	$45,000	$45,000
Investments	162,995	168,905
Advances	33,760,884	37,978,850
Letters of credit	7,948,791	7,206,562
MPF loans	1,473,845	1,633,238
Deposits	11,584	10,422
Capital stock	1,585,409	1,834,397

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, and interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income on advances (1)	$33,778	$31,058	$66,581	$62,180
Interest income on MPF loans	21,124	26,126	42,430	54,312
Letter of credit fees	1,971	68	3,853	87
Prepayment fees on advances	—	—	3,090	—
Note:
(1) For the three and six months ended June 30, 2014, balances include contractual interest income of $79.1 million and $162.7 million, net interest settlements on derivatives in fair value hedge relationships of $(44.8) million and $(93.5) million and total amortization of basis adjustments of $(0.5) million and $(2.6) million. For the three and six months ended June 30, 2013, balances include contractual interest income of $86.0 million and $169.9 million, net interest settlements on derivatives in fair value hedge relationships of $(54.1) million and $(106.1) million and total amortization of basis adjustments of $(0.8) million and $(1.6) million.

The following table includes the MPF activity of the related party members.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Total MPF loan volume purchased	$432	$4,187	$1,321	$6,449

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Servicing fee expense	$242	$233	$479	$450
Interest income on MPF deposits	—	2	—	6

(in thousands)	June 30, 2014	December 31, 2013
Interest-bearing deposits maintained with FHLBank of Chicago	$8,819	$7,795

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the six months ended June 30, 2014 and 2013, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2014 and 2013, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the six months ended June 30, 2014 and 2013.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2013 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2014 and December 31, 2013. Although the management of the Bank believes that the valuation methods used are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2014 and December 31, 2013 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
	June 30, 2014
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$1,267,945	$1,267,945	$—	$—	$—	$1,267,945
Interest-bearing deposits	8,819	—	8,819	—	—	8,819
Federal funds sold	2,975,000	—	2,975,001	—	—	2,975,001
Trading securities	275,553	5,060	270,493	—	—	275,553
AFS securities	7,498,838	1,998	6,425,575	1,071,265	—	7,498,838
HTM securities	3,642,240	—	2,918,672	778,773	—	3,697,445
Advances	54,624,366	—	54,726,847	—	—	54,726,847
Mortgage loans held for portfolio, net	3,140,614	—	3,329,233	—	—	3,329,233
BOB loans, net	11,520	—	—	11,520	—	11,520
Accrued interest receivable	88,218	—	88,218	—	—	88,218
Derivative assets	60,661	—	176,031	—	(115,370)	60,661
Liabilities:
Deposits	$700,038	$—	$700,040	$—	$—	$700,040
Discount notes	31,218,472	—	31,219,123	—	—	31,219,123
Bonds	37,500,670	—	37,697,520	—	—	37,697,520
Mandatorily redeemable capital stock	2,890	2,910	—	—	—	2,910
Accrued interest payable	98,184	—	98,184	—	—	98,184
Derivative liabilities	73,296	—	636,807	—	(563,511)	73,296

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value
Assets:
Cash and due from banks	$3,121,345	$3,121,345	$—	$—	$—	$3,121,345
Interest-bearing deposits	7,795	—	7,795	—	—	7,795
Federal funds sold	2,875,000	—	2,874,983	—	—	2,874,983
Trading securities	239,190	4,576	234,614	—	—	239,190
AFS securities	6,757,717	1,998	5,617,667	1,138,052		6,757,717
HTM securities	3,995,530	—	3,164,059	870,771	—	4,034,830
Advances	50,247,435	—	50,346,040	—	—	50,346,040
Mortgage loans held for portfolio, net	3,224,091	—	3,351,450	—	—	3,351,450
BOB loans, net	11,400	—	—	11,400	—	11,400
Accrued interest receivable	95,374	—	95,374	—	—	95,374
Derivative assets	59,973	—	249,579	—	(189,606)	59,973
Liabilities:
Deposits	$694,352	$—	$694,357	$—	$—	$694,357
Discount notes	28,236,257	—	28,238,042	—	—	28,238,042
Bonds	37,698,302	—	37,847,493	—	—	37,847,493
Mandatorily redeemable capital stock	40	40	—	—	—	40
Accrued interest payable	97,689	—	97,689	—	—	97,689
Derivative liabilities	177,488	—	834,907	—	(657,419)	177,488

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification within the fair value hierarchy of certain assets or liabilities. These reclassifications are reported as transfers in/out of the level as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2014 and 2013.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of June 30, 2014 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of June 30, 2014, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the current lack of significant market activity for private label residential MBS, the Bank believes as of June 30, 2014 private label residential MBS inputs should be classified as Level 3.

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

The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each of the Bank’s netting agreements. If these netted amounts are positive, they are classified as an asset; if negative, they are classified as a liability.

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at June 30, 2014 and December 31, 2013.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
Non MBS:
GSE and TVA Obligations	$—	$270,493	$—	$—	$270,493
Mutual funds	5,060	—	—	—	5,060
Total trading securities	$5,060	$270,493	$—	$—	$275,553
AFS securities:
GSE and TVA Obligations	$—	$2,424,147	$—	$—	$2,424,147
State or local agency obligations	—	16,364	—	—	16,364
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	357,860	—	—	357,860
GSE MBS	—	3,627,204	—	—	3,627,204
Private label MBS:
Private label residential MBS	—	—	1,057,949	—	1,057,949
HELOCs	—	—	13,316	—	13,316
Total AFS securities	$1,998	$6,425,575	$1,071,265	$—	$7,498,838
Derivative assets:
Interest rate related	$—	$175,602	$—	$(115,370)	$60,232
Mortgage delivery commitments	—	429	—	—	429
Total derivative assets	$—	$176,031	$—	$(115,370)	$60,661
Total assets at fair value	$7,058	$6,872,099	$1,071,265	$(115,370)	$7,835,052
Liabilities:
Derivative liabilities:
Interest rate related	$—	$636,807	$—	$(563,511)	$73,296
Total derivative liabilities (2)	$—	$636,807	$—	$(563,511)	$73,296

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and TVA Obligations	$—	$234,614	$—	$—	$234,614
Mutual funds	4,576	—	—	—	4,576
Total trading securities	$4,576	$234,614	$—	$—	$239,190
AFS securities:
GSE and TVA Obligations	$—	$2,096,177	$—	$—	2,096,177
State or local agency obligations	—	14,043	—	—	14,043
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	385,296	—	—	385,296
GSE MBS	—	3,122,151	—	—	3,122,151
Private label MBS:
Private label residential MBS	—	—	1,123,624	—	1,123,624
HELOCs	—	—	14,428	—	14,428
Total AFS securities	$1,998	$5,617,667	$1,138,052	$—	$6,757,717
Derivative assets:
Interest rate related	$—	$249,419	$—	$(189,606)	$59,813
Mortgage delivery commitments	—	160	—	—	160
Total derivative assets	$—	$249,579	$—	$(189,606)	$59,973
Total assets at fair value	$6,574	$6,101,860	$1,138,052	$(189,606)	$7,056,880
Liabilities:
Derivative liabilities:
Interest rate related	$—	$834,907	$—	$(657,419)	$177,488
Total derivative liabilities (2)	$—	$834,907	$—	$(657,419)	$177,488
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during the first six months of 2014 or 2013.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2014	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2014
Balance at January 1	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	6,087	663
Net unrealized (losses) on AFS in OCI	(60)	—
Net change in fair value on OTTI AFS in OCI	2,932	40
Unrealized gains on OTTI AFS and included in OCI	15,967	54
Purchases, issuances, sales, and settlements:
Settlements	(90,601)	(1,869)
Balance at June 30	$1,057,949	$13,316
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2014	$6,087	$663

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2013	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(2,380)	422
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	189	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	23,244	123
Unrealized gains on OTTI AFS and included in OCI	19,606	1,835
Purchases, issuances, sales, and settlements:
Settlements	(174,236)	(1,851)
Balance at June 30	$1,276,899	$15,287
Total amount of gains (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2013	$(2,725)	$325

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2014			December 31, 2013
Notional amount	Final Expiration Date Within One Year	Final Expiration Date After One Year (3)	Total	Total
Standby letters of credit outstanding (1)	$9,368,373	$7,231,714	$16,600,087	$14,665,346
Commitments to fund additional advances and BOB loans	447	4,000	4,447	411,249
Commitments to fund or purchase mortgage loans	19,965	—	19,965	12,279
Unsettled consolidated obligation bonds, at par (2)	571,650	—	571,650	32,000
Unsettled consolidated obligation discount notes, at par	—	—	—	750,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $328.2 million and $154.1 million at June 30, 2014 and December 31, 2013, respectively.
(2) Includes $525.0 million and $15.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at June 30, 2014 and December 31, 2013, respectively.
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

The Bank has included in Other Income, net, standby letters of credit fees of $3.9 million and $1.9 million for the second quarter of 2014 and 2013, respectively and $8.0 million and $3.7 million for the first six months of 2014 and 2013, respectively. Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.2 million and $3.7 million as of June 30, 2014 and December 31, 2013, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2014 and December 31, 2013. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at June 30, 2014 and December 31, 2013 of $7.3 billion and $6.4 billion, respectively.

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

Notes to Financial Statements (continued)

Note 15 – Subsequent Events

The Bank’s claims against Moody's and Countrywide related to litigation matters arising out of certain investments the Bank made in private label MBS were dismissed by the courts in the third quarter of 2014. As a result, the Bank expects to receive proceeds of $14.1 million (which is net of legal fees and expenses) from Moody's and Countrywide. This net gain would then be recognized in the Bank’s third quarter 2014 financial statements.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2014.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

As previously disclosed, the Bank filed complaints against various Countrywide and Moody's defendants and the McGraw-Hill Companies, Inc. in regard to losses related to certain private label MBS purchased by the Bank. In the third quarter of 2014, the Bank obtained an order from the trial court approving its jointly filed motion to discontinue the cases against the Moody's and Countrywide related defendants leaving McGraw-Hill as the only remaining defendant for trial. For additional information, see Note 15 - Subsequent Events.

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

Date: August 8, 2014

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer
(Principal Financial Officer)