Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Pittsburgh
filed 2014-11-06
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

There were 26,257,840 shares of common stock with a par value of $100 per share outstanding at October 31, 2014.

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

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During the third quarter of 2014, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) generally improved due to more favorable market conditions.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on capital and short-term investments will be limited in light of the Federal Reserve’s policy of maintaining the Federal funds rate at zero to 25 basis points. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

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

Results of Operations. During the third quarter of 2014, the Bank recorded net income of $67.0 million, up $23.5 million from $43.5 million in the third quarter of 2013. This increase was driven primarily by higher net interest income and gains on litigation settlements (net of legal fees and expenses), partially offset by lower net gains on derivatives and hedging activities and net gains on the early extinguishment of debt recognized during the third quarter of 2013.

Net interest income for the third quarter of 2014 was $72.3 million, up $24.8 million compared to $47.5 million for the third quarter of 2013. The increase was primarily due to higher interest income on advances and lower interest expense on consolidated obligation bonds.

Also in the third quarter or 2014, the Bank recorded $14.1 million in gains on the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label mortgage backed securities (MBS). Net gains on derivatives and hedging activities were $247 thousand in the third quarter of 2014 compared to $5.4 million in the third quarter of 2013. The net gains on early extinguishment of debt recognized in the third quarter of 2013 were $9.6 million.

The net interest margin for the third quarter of 2014 was 39 basis points compared to 32 basis points in the third quarter of 2013. The seven point improvement was due primarily to lower funding costs on bonds.

Financial Condition. Advances. Advances totaled $53.1 billion at September 30, 2014 up from $50.2 billion at December 31, 2013. The increase of $2.9 billion was primarily due to increases in borrowing from large and regional members. In addition, as the size of the advance portfolio increased during the first nine months of 2014, the average life of an advance increased as well. At September 30, 2014, approximately 62% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 55% at December 31, 2013. As of September 30, 2014, the Bank's top five borrowers accounted for 73% of outstanding advances. As of December 31, 2013, the Bank's top five borrowers accounted for 77% of advances outstanding. The concentration of advances among a few borrowers can increase the potential for volatility in advances, earnings and capital.

The ability to grow and/or maintain the advance portfolio is affected by, among other things: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) regulatory actions or regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve; and (7) advance pricing.

Investments. At September 30, 2014, the Bank held $14.5 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as interest-bearing deposits and Federal funds sold. These investments totaled $13.9 billion at December 31, 2013. The remaining balance of the private label MBS continues to decline primarily due to paydowns; additionally, the Bank has not purchased any new private-label MBS since 2007.

Consolidated Obligations. The Bank's consolidated obligations totaled $71.4 billion at September 30, 2014, up $5.5 billion from December 31, 2013. This growth in consolidated obligations was due to increases in both discount notes and bonds, issued primarily to support advance activity. At September 30, 2014, bonds represented 56% of the Bank's consolidated obligations, compared with 57% at December 31, 2013. Discount notes represented 44% of the Bank's consolidated obligations at September 30, 2014 compared with 43% at year-end 2013.

Capital Position, Dividends and Regulatory Requirements. Total retained earnings at September 30, 2014 were $803.8 million, up from $685.7 million at December 31, 2013 reflecting the Bank's net income for the first nine months of 2014 partially offset by dividends paid. Total accumulated other comprehensive income (AOCI) was $108.1 million at September 30, 2014, an increase of $63.8 million from December 31, 2013. This improvement was primarily due to net unrealized gains on Agency securities in the AFS portfolio.

The Bank paid a 4.0% annualized dividend on October 30, 2014.

The Bank met all of its capital requirements as of September 30, 2014, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30, 2014, the Bank was deemed "adequately capitalized."

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
Condensed Statement of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2014	2014	2014	2013	2013
Net interest income	$72.3	$65.8	$62.3	$60.1	$47.5
Provision (benefit) for credit losses	(0.4)	0.4	(3.9)	0.2	(0.7)
Other noninterest income:
Net gains (losses) on trading securities	(0.1)	6.8	9.8	(5.1)	0.2
Net gains (losses) on derivatives and hedging activities	0.2	(9.5)	(9.2)	16.1	5.4
Net gains on extinguishment of debt	—	—	—	—	9.6
Gains on litigation settlements, net	14.1	—	36.6	—	—
Other, net	5.0	5.1	4.5	4.0	2.6
Total other noninterest income	19.2	2.4	41.7	15.0	17.8
Other expense	17.5	18.2	19.1	26.3	17.7
Income before assessments	74.4	49.6	88.8	48.6	48.3
Affordable Housing Program (AHP) assessment (2)	7.4	5.0	8.9	4.9	4.8
Net income	$67.0	$44.6	$79.9	$43.7	$43.5
Earnings per share (3)	$2.22	$1.59	$2.75	$1.64	$1.61

Dividends (4)	$28.0	$28.7	$16.8	$10.2	$7.0
Dividend payout ratio (5)	41.78%	64.30%	21.02%	23.37%	16.15%
Return on average equity	6.79%	4.90%	8.76%	5.11%	5.11%
Return on average assets	0.36%	0.26%	0.48%	0.27%	0.29%
Net interest margin (6)	0.39%	0.39%	0.37%	0.37%	0.32%
Regulatory capital ratio (7)	5.08%	5.21%	5.32%	5.16%	5.10%
GAAP capital ratio (8)	5.22%	5.37%	5.42%	5.22%	5.17%
Total average equity to average assets	5.32%	5.30%	5.43%	5.24%	5.63%

	Nine months ended
(in millions, except per share data)	September 30, 2014	September 30, 2013
Net interest income	$200.4	$135.0
Provision (benefit) for credit losses	(3.9)	(2.0)
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	—	(0.4)
Net gains on trading securities	16.5	0.5
Net gains (losses) on derivatives and hedging activities	(18.5)	14.1
Net gains on extinguishment of debt	—	9.6
Gains on litigation settlements, net	50.7	1.5
Other, net	14.6	7.2
Total other noninterest income	63.3	32.5
Other expense	54.8	53.7
Income before assessments	212.8	115.8
AHP assessment (2)	21.3	11.7
Net income	$191.5	$104.1
Earnings per share (3)	$6.57	$3.77

Dividends (4)	$73.5	$11.2
Dividend payout ratio (5)	38.36%	10.76%
Return on average equity	6.81%	4.05%
Return on average assets	0.36%	0.23%
Net interest margin (6)	0.39%	0.30%
Regulatory capital ratio (7)	5.08%	5.10%
GAAP capital ratio (8)	5.22%	5.17%
Total average equity to average assets	5.35%	5.74%
Notes:
(1) Represents the credit-related portion of OTTI losses on private-label MBS portfolio.
(2) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(3) Calculated based on net income and weighted average shares outstanding.
(4) The Bank paid a dividend of 4.00% annualized on July 30, 2014, 4.00% annualized on April 30, 2014, 2.50% annualized on February 21, 2014, 1.50% annualized on October 30, 2013, and 1.00% annualized on July 30, 2013.
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
(8) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2014	2014	2014	2013	2013
Cash and due from banks	$5,508.4	$1,267.9	$1,141.3	$3,121.3	$3,063.1
Investments (1)	14,536.9	14,400.4	13,978.5	13,875.2	15,531.7
Advances	53,054.3	54,624.4	46,063.9	50,247.5	39,505.9
Mortgage loans held for portfolio, net (2)	3,116.3	3,140.6	3,174.3	3,224.1	3,277.7
Total assets	76,399.7	73,628.8	64,555.7	70,670.9	61,562.8
Consolidated obligations, net:
Discount notes	31,536.6	31,218.5	21,942.2	28,236.3	21,983.0
Bonds	39,889.1	37,500.6	37,901.4	37,698.3	35,225.4
Total consolidated obligations, net (3)	71,425.7	68,719.1	59,843.6	65,934.6	57,208.4
Deposits	665.9	700.0	780.4	694.4	780.7
Mandatorily redeemable capital stock	0.8	2.9	1.9	—	—
AHP payable	52.0	46.7	43.9	36.3	33.4
Total liabilities	72,408.5	69,674.3	61,055.2	66,978.7	58,380.2
Capital stock - putable	3,079.3	3,071.1	2,681.4	2,962.2	2,487.6
Unrestricted retained earnings	705.4	679.8	672.7	625.6	600.9
Restricted retained earnings	98.4	85.0	76.1	60.1	51.3
AOCI	108.1	118.6	70.3	44.3	42.8
Total capital	3,991.2	3,954.5	3,500.5	3,692.2	3,182.6
Notes:
(1) Includes trading, AFS and HTM investment securities, securities purchased under agreements to resell, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $7.7 million at September 30, 2014, $7.5 million at June 30, 2014, $7.3 million at March 31, 2014, $11.4 million at December 31, 2013, and $11.3 million at September 30, 2013.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $816.9 billion at September 30, 2014, $800.0 billion at June 30, 2014, $753.9 billion at March 31, 2014, $766.8 billion at December 31, 2013, and $720.7 billion at September 30, 2013.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2014 and 2013, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $67.0 million for the third quarter of 2014, compared to $43.5 million for the third quarter of 2013. This $23.5 million increase was driven primarily by higher net interest income and gains on litigation settlements (net of legal fees and expenses), partially offset by lower net gains on derivatives and hedging activities and net gains on the early extinguishment of debt recognized during the third quarter of 2013.

Net interest income was $72.3 million for the third quarter of 2014, an increase of $24.8 million from $47.5 million in the third quarter of 2013, primarily due to higher interest income on advances and lower interest expense on consolidated obligation bonds. In addition, the Bank recorded $14.1 million in gains on the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label MBS. Net gains on derivatives and hedging activities were $247 thousand in the third quarter of 2014 compared to $5.4 million in the third quarter of 2013. The net gains on early extinguishment of debt recognized in the third quarter of 2013 were $9.6 million. The Bank's return on average equity for the third quarter of 2014 was 6.79%, compared to 5.11% for the third quarter of 2013.

The Bank recorded net income of $191.5 million for the first nine months of 2014, compared to $104.1 million for the same prior-year period. The $87.4 million increase was primarily due to higher net interest income, gains on litigation settlements (net of legal fees and expenses) and net gains on trading securities, partially offset by net losses on derivatives and hedging activities, and the net gains on the early extinguishment of debt recognized during the third quarter of 2013. Net interest income was $200.4 million for the first nine months of 2014, an increase of $65.4 million compared to $135.0 million in the prior-year period, primarily due to higher interest income on advances and lower interest expense on consolidated obligation bonds. In the first nine months of 2014, the Bank recorded $50.7 million in gains on the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label MBS, compared to $1.5 million in the same period in 2013. Net gains on trading securities were $16.5 million in the first nine months of 2014 compared to $449 thousand in the same period of 2013. Net losses on derivatives and hedging activities were $18.5 million in the first nine months of 2014 compared with a net gain of $14.1 million in the same period of 2013. The Bank's return on average equity for the first nine months of 2014 was 6.81%, compared to 4.05% for the comparable prior year period.

Net Interest Income

The following tables summarize the yields on interest-earning assets, rates paid on interest-bearing liabilities, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2014 and 2013.
Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2014			2013
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,952.0	$1.0	0.07	$5,107.9	$0.7	0.06
Interest-bearing deposits (2)	440.9	0.1	0.08	530.2	0.1	0.08
Investment securities (3)	11,402.8	54.5	1.90	11,406.0	53.8	1.87
Advances (4)	51,904.2	67.1	0.51	38,913.3	55.5	0.57
Mortgage loans held for portfolio (5)	3,136.6	32.1	4.05	3,345.2	34.3	4.06
Total interest-earning assets	72,836.5	154.8	0.84	59,302.6	144.4	0.96
Allowance for credit losses	(9.4)			(14.5)
Other assets (6)	799.4			592.2
Total assets	$73,626.5			$59,880.3
Liabilities and capital:
Deposits (2)	$690.2	$0.1	0.03	$728.9	$0.1	0.03
Consolidated obligation discount notes	29,876.5	6.3	0.08	17,314.4	3.7	0.08
Consolidated obligation bonds (7)	38,225.9	76.1	0.79	37,357.5	92.8	0.99
Other borrowings	1.1	—	—	88.5	0.3	1.43
Total interest-bearing liabilities	68,793.7	82.5	0.47	55,489.3	96.9	0.69
Other liabilities	915.5			1,018.1
Total capital	3,917.3			3,372.9
Total liabilities and capital	$73,626.5			$59,880.3
Net interest spread			0.37			0.27
Impact of noninterest-bearing funds			0.02			0.05
Net interest income/net interest margin		$72.3	0.39		$47.5	0.32
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.4 billion and $0.6 billion in 2014 and 2013, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The non-credit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(26.5) million and $(93.6) million in 2014 and 2013, respectively.

Net interest income for the third quarter of 2014 increased $24.8 million from the third quarter of 2013 due to an increase in interest income and lower interest expense. Interest earning assets increased 22.8% with higher demand for advances and increased purchases of Federal funds sold and securities purchased under agreement to resell being partially offset by a lower amount of mortgage loans held for portfolio as the run-off exceeded new purchases. Higher interest income on advances was partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on mortgage loans declined due to lower volume. The rate paid on interest-bearing liabilities declined 22 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio.

Average Balances and Interest Yields/Rates Paid

	Nine months ended September 30,
	2014			2013
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,594.6	$2.7	0.07	$5,835.1	$4.1	0.10
Interest-bearing deposits (2)	472.1	0.3	0.08	452.3	0.4	0.11
Investment securities (3)	11,129.3	165.4	1.99	11,526.8	163.6	1.90
Advances (4)	49,165.6	194.0	0.53	38,028.3	169.9	0.60
Mortgage loans held for portfolio (5)	3,169.3	98.2	4.14	3,443.2	107.5	4.17
Total interest-earning assets	69,530.9	460.6	0.89	59,285.7	445.5	1.00
Allowance for credit losses	(10.7)			(15.6)
Other assets (6)	736.8			655.9
Total assets	$70,257.0			$59,926.0
Liabilities and capital:
Deposits (2)	$711.7	$0.2	0.03	$860.6	$0.3	0.04
Consolidated obligation discount notes	26,888.8	17.9	0.09	17,417.2	13.5	0.10
Consolidated obligation bonds (7)	37,972.0	242.1	0.85	36,947.2	295.4	1.07
Other borrowings	3.7	—	—	264.4	1.3	0.68
Total interest-bearing liabilities	65,576.2	260.2	0.53	55,489.4	310.5	0.75
Other liabilities	922.5			998.6
Total capital	3,758.3			3,438.0
Total liabilities and capital	$70,257.0			$59,926.0
Net interest spread			0.36			0.25
Impact of noninterest-bearing funds			0.03			0.05
Net interest income/net interest margin		$200.4	0.39		$135.0	0.30
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
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(30.9) million and $74.7 million in 2014 and 2013, respectively.

Net interest income for year-to-date September 30, 2014 increased $65.4 million from the same year-ago period primarily due to an increase in interest income and lower interest expense. The rate paid on interest-bearing liabilities declined 22 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. Interest-earning assets increased 17.3% with higher demand for advances being partially offset by lower purchases of investments and mortgage loans. Higher interest income on advances and investments were partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on investment securities increased due to an increase in yield which more than offset a decline in volume. Interest income on mortgage loans declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2014 and 2013.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2014 compared to 2013
	Three months ended September 30			Nine months ended September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.1	$0.2	$0.3	$(0.1)	$(1.3)	$(1.4)
Interest-bearing deposits	—	—	—	—	(0.1)	(0.1)
Investment securities	—	0.7	0.7	(5.8)	7.6	1.8
Advances	17.2	(5.6)	11.6	45.6	(21.5)	24.1
Mortgage loans held for portfolio	(2.1)	(0.1)	(2.2)	(8.5)	(0.8)	(9.3)
Total interest-earning assets	$15.2	$(4.8)	$10.4	$31.2	$(16.1)	$15.1
Interest-bearing deposits	$—	$—	$—	$—	$(0.1)	$(0.1)
Consolidated obligation discount notes	2.6	—	2.6	6.5	(2.1)	4.4
Consolidated obligation bonds	2.1	(18.8)	(16.7)	8.0	(61.3)	(53.3)
Other borrowings	(0.5)	0.2	(0.3)	(2.2)	0.9	(1.3)
Total interest-bearing liabilities	$4.2	$(18.6)	$(14.4)	$12.3	$(62.6)	$(50.3)
Total increase in net interest income	$11.0	$13.8	$24.8	$18.9	$46.5	$65.4

In the quarter-over-quarter and year-over-year comparisons, interest income increased due primarily to volume increases partially offset by rate decreases while interest expense decreased due to rate declines that were partially offset by volume increases. In both comparisons, the decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds. Since the beginning of 2013, approximately $2.2 billion of high cost consolidation obligation bonds with a weighted average yield of 5.0% has matured.
Average investment balances were relatively flat quarter-over-quarter as increased Agency notes balances were offset by decreased MBS and certificates of deposit balances. Balances decreased year-over-year driven by lower MBS, certificates of deposit and U.S. Treasury bill balances, partially offset by increases in Agency notes. The rate increase for both periods for investment securities was primarily related to the reduced levels of lower-yielding certificates of deposit and U.S. Treasury bills in the portfolio.
The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2014. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2014	2013	2014	2013
Repo/Mid-Term Repo	$19,167.9	$11,996.7	$17,431.2	$12,197.2
Core (Term)	30,333.3	24,038.4	29,282.9	22,760.3
Convertible Select	1,964.0	2,268.8	1,964.0	2,355.5
Total par value	$51,465.2	$38,303.9	$48,678.1	$37,313.0
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

The average mortgage loans held for portfolio balance declined quarter-over-quarter and year-over-year due to the continued run-off of the Mortgage Partnership Finance (MPF) Plus portfolio. The Bank has not purchased loans into this portion of the portfolio since July 2006, and the run-off more than offset purchases of new loans into the MPF Original portion of the portfolio. Interest income decreased in both comparisons primarily due to the lower average portfolio balances.
The average consolidated obligations portfolio balances increased quarter-over-quarter and year-over-year as average discount note and bond balances both increased. However, interest expense on the consolidated obligations bond portfolio declined due to a decrease in rates paid, which more than offset the volume increase. The rate decrease on bonds was primarily due to longer term debt that was called or matured and then replaced with lower cost debt. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
During the first nine months of 2014, short-term funding spreads to LIBOR were relatively stable. However, long-term funding spreads improved considerably as the unfavorable market conditions present during much of 2013 began to recede.
Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2014 and 2013. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$51,904.2	$67.1	0.51	$126.0	0.96	$(58.9)	(0.45)
Mortgage loans held for portfolio	3,136.6	32.1	4.05	33.0	4.16	(0.9)	(0.11)
All other interest-earning assets	17,795.7	55.6	1.24	58.6	1.31	(3.0)	(0.07)
Total interest-earning assets	$72,836.5	$154.8	0.84	$217.6	1.18	$(62.8)	(0.34)
Liabilities:
Consolidated obligation bonds	$38,225.9	$76.1	0.79	$141.1	1.46	$(65.0)	(0.67)
All other interest-bearing liabilities	30,567.8	6.4	0.08	6.4	0.08	—	—
Total interest-bearing liabilities	$68,793.7	$82.5	0.47	$147.5	0.85	$(65.0)	(0.38)
Net interest income/net interest spread		$72.3	0.37	$70.1	0.33	$2.2	0.04

Three Months Ended September 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$38,913.3	$55.5	0.57	$122.2	1.25	$(66.7)	(0.68)
Mortgage loans held for portfolio	3,345.2	34.3	4.06	35.3	4.17	(1.0)	(0.11)
All other interest-earning assets	17,044.1	54.6	1.27	55.5	1.29	(0.9)	(0.02)
Total interest-earning assets	$59,302.6	$144.4	0.96	$213.0	1.42	$(68.6)	(0.46)
Liabilities:
Consolidated obligation bonds	$37,357.5	$92.8	0.99	$158.5	1.68	$(65.7)	(0.69)
All other interest-bearing liabilities	18,131.8	4.1	0.09	4.1	0.09	—	—
Total interest-bearing liabilities	$55,489.3	$96.9	0.69	$162.6	1.16	$(65.7)	(0.47)
Net interest income/net interest spread		$47.5	0.27	$50.4	0.26	$(2.9)	0.01

Nine Months Ended September 30, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$49,165.6	$194.0	0.53	$375.3	1.02	$(181.3)	(0.49)
Mortgage loans held for portfolio	3,169.3	98.2	4.14	100.4	4.23	(2.2)	(0.09)
All other interest-earning assets	17,196.0	168.4	1.31	176.8	1.37	(8.4)	(0.06)
Total interest-earning assets	$69,530.9	$460.6	0.89	$652.5	1.25	$(191.9)	(0.36)
Liabilities:
Consolidated obligation bonds	$37,972.0	$242.1	0.85	$435.4	1.53	$(193.3)	(0.68)
All other interest-bearing liabilities	27,604.2	18.1	0.09	18.1	0.09	—	—
Total interest-bearing liabilities	$65,576.2	$260.2	0.53	$453.5	0.92	$(193.3)	(0.39)
Net interest income/net interest spread		$200.4	0.36	$199.0	0.33	$1.4	0.03

Nine Months Ended September 30, 2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$38,028.3	$169.9	0.60	$367.6	1.29	$(197.7)	(0.69)
Mortgage loans held for portfolio	3,443.2	107.5	4.17	110.6	4.29	(3.1)	(0.12)
All other interest-earning assets	17,814.2	168.1	1.26	169.0	1.27	(0.9)	(0.01)
Total interest-earning assets	$59,285.7	$445.5	1.00	$647.2	1.45	$(201.7)	(0.45)
Liabilities:
Consolidated obligation bonds	$36,947.2	$295.4	1.07	$482.7	1.75	$(187.3)	(0.68)
All other interest-bearing liabilities	18,542.2	15.1	0.11	15.1	0.11	—	—
Total interest-bearing liabilities	$55,489.4	$310.5	0.75	$497.8	1.20	$(187.3)	(0.45)
Net interest income/net interest spread		$135.0	0.25	$149.4	0.25	$(14.4)	—
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives increased net interest income and net interest spread for the three months and nine months ended September 30, 2014. The use of derivatives decreased net interest income for the three and the nine months ended September 30, 2013. The use of derivatives had comparatively little impact on the net interest spread for the same periods.
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
Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the third quarter of 2014 was $(0.4) million compared to $(0.7) million for the same period in 2013.

For the nine months ended September 30, 2014 and 2013, the provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(3.9) million and $(2.0) million, respectively. The benefit was primarily due to a decrease in delinquencies, overall improvement in the housing market and a change in the allowance estimate as a result of the adoption of certain provisions of AB 2012-02 which is discussed in more detail in the Financial Condition section of this Item 2.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	(0.4)
Net OTTI losses, credit portion	—	—	—	(0.4)
Net gains (losses) on trading securities	(0.1)	0.2	16.5	0.5
Net gains (losses) on derivatives and hedging activities	0.2	5.4	(18.5)	14.1
Net gains on extinguishment of debt	—	9.6	—	9.6
Gains on litigation settlements, net	14.1	—	50.7	1.5
Standby letters of credit fees	4.4	2.1	12.4	5.8
Other, net	0.6	0.5	2.2	1.4
Total other noninterest income	$19.2	$17.8	$63.3	$32.5

The Bank's higher total other noninterest income for the third quarter of 2014 compared to the same prior year period was due primarily to the settlement of litigation claims, net of legal fees and expenses, arising from investments the Bank made in private label MBS, partially offset by net gains on the early extinguishment of debt that were recognized in the third quarter of 2013. The Bank's higher total other noninterest income for the first nine months of 2014 compared to the same prior year period was due primarily to the settlement of private label MBS litigation claims, net of legal fees and expenses, and higher net gains on trading securities, partially offset by net losses on derivatives and hedging activities. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio. The activity related to derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives' fair values are either recorded in the Statement of Income or AOCI within the Capital section of the Statement of Condition, depending on the hedging strategy.

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

The following tables detail the net effect of derivatives and hedging activities for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.8)	$—	$(0.9)	$5.9	$—	$3.2
Net interest settlements included in net interest income (2)	(57.1)	(3.0)	—	59.1	—	(1.0)
Total effect on net interest income	$(58.9)	$(3.0)	$(0.9)	$65.0	$—	$2.2
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.8	$(0.1)	$—	$(0.5)	$—	$1.2
Gains (losses) on derivatives not receiving hedge accounting	1.7	(2.1)	1.1	(1.8)	0.1	(1.0)
Total net gains (losses) on derivatives and hedging activities	$3.5	$(2.2)	$1.1	$(2.3)	$0.1	$0.2
Total net effect of derivatives and hedging activities	$(55.4)	$(5.2)	$0.2	$62.7	$0.1	$2.4

	Three months ended September 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.2)	$—	$(1.0)	$7.8	$4.6
Net interest settlements included in net interest income (2)	(64.5)	(0.9)	—	57.9	(7.5)
Total effect on net interest income	$(66.7)	$(0.9)	$(1.0)	$65.7	$(2.9)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.9	$0.8	$—	$0.4	$3.1
Gains (losses) on derivatives not receiving hedge accounting	(3.8)	(5.1)	1.5	9.7	2.3
Total net gains (losses) on derivatives and hedging activities	$(1.9)	$(4.3)	$1.5	$10.1	$5.4
Total net effect of derivatives and hedging activities	$(68.6)	$(5.2)	$0.5	$75.8	$2.5

	Nine months ended September 30, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(7.2)	$—	$(2.2)	$20.6	$—	$11.2
Net interest settlements included in net interest income (2)	(174.1)	(8.4)	—	172.7	—	(9.8)
Total effect on net interest income	$(181.3)	$(8.4)	$(2.2)	$193.3	$—	$1.4
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$2.9	$(1.0)	$—	$1.3	$—	$3.2
Gains (losses) on derivatives not receiving hedge accounting	(3.3)	(51.0)	(6.3)	38.5	0.4	(21.7)
Total net gains (losses) on derivatives and hedging activities	$(0.4)	$(52.0)	$(6.3)	$39.8	$0.4	$(18.5)
Total net effect of derivatives and hedging activities	$(181.7)	$(60.4)	$(8.5)	$233.1	$0.4	$(17.1)

	Nine months ended September 30, 2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(7.2)	$—	$(3.1)	$24.3	$14.0
Net interest settlements included in net interest income (2)	(190.5)	(0.9)	—	163.0	(28.4)
Total effect on net interest income	$(197.7)	$(0.9)	$(3.1)	$187.3	$(14.4)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$2.2	$0.9	$—	$0.9	$4.0
Gains (losses) on derivatives not receiving hedge accounting	0.6	11.2	14.0	(15.7)	10.1
Total net gains (losses) on derivatives and hedging activities	$2.8	$12.1	$14.0	$(14.8)	$14.1
Total net effect of derivatives and hedging activities	$(194.9)	$11.2	$10.9	$172.5	$(0.3)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for many of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). During the third quarter of 2014, total ineffectiveness related to these fair value hedges resulted in net gains of $1.2 million compared to net gains of $3.1 million during the third quarter of 2013. For the nine months ended September 30, 2014 and 2013, the Bank recorded net gains of $3.2 million and $4.0 million, respectively. The total notional amount increased to $28.8 billion at September 30, 2014 from $25.4 billion at December 31, 2013. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $1.0 million in the third quarter of 2014 compared to net gains of $2.3 million for the third quarter of 2013. For the nine months ended September 30, 2014 and 2013, the Bank recorded net losses of $21.7 million compared to net gains of $10.1 million, respectively. Differences between 2014 and 2013 were driven by changes in LIBOR and the composition of the economic hedge portfolio. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $12.9 billion at September 30, 2014 and $11.8 billion at December 31, 2013.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2013 Form 10-K.

Assets

Total assets were $76.4 billion at September 30, 2014, compared to $70.7 billion at December 31, 2013. The increase of $5.7 billion was primarily due to increased advances and short-term liquidity balances, which include cash and Federal funds sold. Advances increased to $53.1 billion at September 30, 2014, from $50.2 billion at December 31, 2013. Short-term liquidity balances increased to $8.3 billion at September 30, 2014 from $6.0 billion at year-end 2013. The following provides additional details regarding the primary components of the Statement of Condition.

As previously noted, the Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. The Finance Agency continues to engage in dialog with the FHLBanks regarding their housing finance mission and levels of mission-related assets.

Advances. Advances (par) totaled $52.7 billion at September 30, 2014 compared to $49.7 billion at December 31, 2013. At September 30, 2014, the Bank had advances outstanding to 183 borrowing members, compared to 181 borrowing members at December 31, 2013. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 73.3% of total advances as of September 30, 2014 compared to 77.4% at December 31, 2013.

The following table provides information on advances at par by product type at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
in millions	2014	2013
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$7,075.3	$7,435.0
Core (Term)	17,634.5	10,520.7
Total adjustable/variable-rate indexed	$24,709.8	$17,955.7
Fixed rate:
Repo/Mid-Term Repo	$17,408.8	$17,415.1
Core (Term)	7,335.7	6,839.2
Returnables	1,000.0	5,000.0
Total fixed rate	$25,744.5	$29,254.3
Convertible	$1,964.0	$2,255.0
Amortizing/mortgage-matched:
Core (Term)	$254.3	$249.0
Total par balance	$52,672.6	$49,714.0

The Bank had no putable advances at September 30, 2014 or December 31, 2013.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30,	December 31,
Member Asset Size	2014	2013
Less than $100 million	19	24
Between $100 million and $500 million	110	117
Between $500 million and $1 billion	44	50
Between $1 billion and $5 billion	31	27
Greater than $5 billion	17	18
Total borrowing members during the year	221	236
Total membership	303	297
Percentage of members borrowing during the period	72.9%	79.5%
Total borrowing members with outstanding loan balances at period-end	183	181
Percentage of members borrowing at period-end	60.4%	60.9%

During the first nine months of 2014, the Bank has experienced a net increase of six members. The Bank added 11 new members and lost five members. One member was placed into receivership with its charter being dissolved, one member merged with another institution outside of the Bank's district and three members merged with another institution within the Bank's district. Refer to the "Credit and Counterparty Risk - TCE and Collateral" discussion in the Risk Management section of this Item 2 for additional information on the member placed into receivership.

The following table provides information at par on advances by member classification at September 30, 2014 and December 31, 2013. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

(in thousands)	September 30, 2014	December 31, 2013	Increase/(Decrease)
Member Classification
Large	$38,240.2	$36,945.1	3.5%
Regional	7,360.6	5,567.7	32.2
Mid-size	2,489.0	2,765.5	(10.0)
CFI (1)	3,913.1	3,547.3	10.3
Insurance	665.7	882.9	(24.6)
Non-member	4.0	5.5	(27.3)
Total	$52,672.6	$49,714.0	6.0%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

As of September 30, 2014, total advances increased 6.0% compared with balances at December 31, 2013. Increases were primarily driven by greater demand from the Large and Regional members' short-term liquidity needs. The decrease in Mid-size was primarily due to one member who was reclassified from Mid-size to Regional due to that member's increase in asset size.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2014.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, decreased $107.8 million, to $3.1 billion at September 30, 2014. This decline was primarily driven by the continued net runoff of the MPF Plus portfolio as the Bank has not purchased loans into this portion of the portfolio since July 2006, which more than offset purchases of new loans into the MPF Original portion of the portfolio.

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

	September 30,	December 31,
(in millions)	2014	2013
Advances(1)	$53,054.3	$50,247.5
Mortgage loans held for portfolio, net(2)	3,116.3	3,224.1
Nonaccrual mortgage loans(3)	46.3	57.8
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.0	8.3
BOB loans, net	11.5	11.4
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $12.5 million at September 30, 2014 and $12.0 million at December 31, 2013.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Original Program has remained stable since year-end 2013. As of September 30, 2014, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.7% of the MPF Original portfolio compared with 0.6% at December 31, 2013.

The performance of the mortgage loans in the Bank's MPF Plus Program has improved since year-end 2013. As of September 30, 2014, the Bank's seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 3.8 % of the MPF Plus portfolio compared with 4.2% at December 31, 2013. The actual amount of MPF Plus seriously delinquent loans and foreclosures has fallen from December 31, 2013 to September 30, 2014 due to net runoff of the MPF Plus portfolio.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2014 and December 31, 2013.

	MPF CE structure September 30, 2014		ACL September 30, 2014
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.9	$147.8	$3.6	$(2.9)	$0.7
MPF Plus	20.5	40.7	17.0	(10.0)	7.0
Total	$23.4	$188.5	$20.6	$(12.9)	$7.7

	MPF CE structure December 31, 2013		ACL December 31, 2013
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.7	$133.9	$2.3	$(1.7)	$0.6
MPF Plus	22.8	42.7	23.3	(12.5)	10.8
Total	$25.5	$176.6	$25.6	$(14.2)	$11.4

Investments. At September 30, 2014, the sum of the Bank's interest-bearing deposits and Federal funds sold decreased approximately $97.4 million from December 31, 2013. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities (trading, AFS, and HTM securities) totaled $11.8 billion at September 30, 2014 compared to $11.0 billion at December 31, 2013. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2014	December 31, 2013
Trading securities:
Mutual funds	$5.1	$4.6
GSE and Tennessee Valley Authority (TVA) obligations	270.5	234.6
Total trading securities	$275.6	$239.2
Yield on trading securities	2.86%	2.85%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	2,933.0	2,096.2
State or local agency obligations	61.2	14.0
MBS:
Other U.S. obligations residential MBS	342.7	385.3
GSE MBS	3,672.4	3,122.2
Private label residential MBS	1,013.0	1,123.6
Private label home equity line of credit (HELOCs)	12.4	14.4
Total AFS securities	$8,036.7	$6,757.7
Yield on AFS securities	1.72%	2.26%
HTM securities:
GSE securities	$13.6	$16.2
State or local agency obligations	217.3	242.9
MBS:
Other U.S. obligations residential MBS	1,195.9	1,435.5
GSE MBS	1,283.4	1,417.9
Private label residential MBS	729.0	873.3
HELOCs	—	9.7
Total HTM securities	$3,439.2	$3,995.5
Yield on HTM securities	2.05%	2.06%
Total investment securities	$11,751.5	$10,992.4
Yield on total investment securities	1.84%	2.20%

As of September 30, 2014, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,367.7	$4,399.5
Fannie Mae	2,527.1	2,545.0
Ginnie Mae	1,252.1	1,258.8
Federal Farm Credit Banks	1,200.2	1,200.2
Total	$9,347.1	$9,403.5

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of September 30, 2014, the Bank was obligated to fund approximately $19.7 million in additional advances and BOB loans, $26.9 million of mortgage loans and $18.9 billion in outstanding standby letters of credit, and to issue $588.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generated a retained earnings target of $516.0 million as of September 30, 2014. The Bank exceeded its retained earnings target as of September 30, 2014 as it had $803.8 million of retained earnings. The framework also assists management in its overall analysis of the level of future dividends.

Retained earnings increased $118.1 million, to $803.8 million, at September 30, 2014 compared to $685.7 million at December 31, 2013. The increase in retained earnings during the first nine months of 2014 reflected net income partially offset by $73.5 million of dividends paid. Total retained earnings at September 30, 2014 included unrestricted retained earnings of $705.4 million and restricted retained earnings (RRE) of $98.4 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2013 Form 10-K.

Capital Plan. Under the Bank’s Capital Plan, members are required to purchase and maintain a certain level of capital stock to become members, obtain advances and engage in other business transactions. Adjustments to the amount of membership and activity stock that each member must hold can be made periodically by the Bank's Board of Directors in accordance with the terms of the Capital Plan.

The Bank announced changes to its Capital Plan on July 29, 2014. The changes were effective October 6, 2014 and included the following:

•	creation of two subclasses of capital stock: B1 membership and B2 activity; the Bank has stated that there will be no differentiation in dividends throughout 2014

•
widening of requirement ranges on activity-based capital stock for advances (2.0% - 6.0%) and letters of credit (0.0% - 4.0%) and a new activity capital stock category for forward-commitment advances (0.0% - 6.0%)

In addition, the membership stock requirement was reduced from 0.35% to 0.10% as of October 7, 2014. This membership stock requirement change reduced the Bank's permanent capital stock by $409 million. With respect to dividends, the Bank will continue to determine the amount of the dividend on a quarterly basis, so fluctuations in the amount of the dividend are possible. Additionally, as set forth in the Capital Plan, when the Bank determines to differentiate dividends, the dividend paid on subclass B2 activity stock will be equal to or higher than the dividend being paid on subclass B1 membership stock at that time.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent (or "regulatory") capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	September 30,	December 31,
(in millions)	2014	2013
Permanent capital:
Capital stock (1)	$3,080.1	$2,962.2
Retained earnings	803.8	685.7
Total permanent capital	$3,883.9	$3,647.9
RBC requirement:
Credit risk capital	$539.2	$580.2
Market risk capital	139.1	229.5
Operations risk capital	203.5	242.9
Total RBC requirement	$881.8	$1,052.6
Excess permanent capital over RBC requirement	$3,002.1	$2,595.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital increased $406.8 million from year-end primarily due to increases in capital stock and retained earnings.

On September 23, 2014, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2014. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2014.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at September 30, 2014.

	September 30,	December 31,
(dollars in millions)	2014	2013
Regulatory Capital Ratio
Minimum regulatory capital (4.0% of total assets)	$3,056.0	$2,826.8
Regulatory capital	3,883.9	3,647.9
Total assets	76,399.7	70,670.9
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.1%	5.2%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,820.0	$3,533.5
Leverage capital (regulatory capital multiplied by a 1.5 weighting factor)	5,825.8	5,471.9
Leverage ratio (leverage capital as a percentage of total assets)	7.6%	7.7%
The ratios from December 31, 2013 to September 30, 2014 remained stable primarily due to corresponding increases in both regulatory capital and total assets.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2014		December 31, 2013
Commercial banks	180	$2,566.0	179	$2,540.0
Thrifts	74	346.4	78	284.1
Insurance companies	9	97.4	7	88.9
Credit unions	40	69.5	33	49.2
Total member institutions / total GAAP capital stock	303	3,079.3	297	2,962.2
Mandatorily redeemable capital stock		0.8		—
Total capital stock		$3,080.1		$2,962.2

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

During the nine months ended September 30, 2014, the Bank updated its Critical Accounting Policy for its Allowance for Credit Losses on Mortgage Loans Held for Portfolio as a result of adoption of the classification provisions of the Finance Agency Advisory Bulletin 2012-02, as clarified by Advisory Bulletin 2013-02 (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures, excluding investment securities. As a result of this adoption, the Bank began to obtain values of collateral for certain MPF loans, primarily those that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy. These values are now incorporated into the Bank's calculation of incurred losses on its MPF portfolio and the related allowance for credit losses. This adoption resulted in an immaterial benefit to the Bank's financial statements.

During the nine months ended September 30, 2014, the Bank also updated its Critical Accounting Policy for Guarantees and Consolidated Obligations as a result of the adoption of recently-issued FASB guidance for joint and several liabilities. The Bank's joint and several obligation associated with its consolidated obligations is within the scope of this guidance. This guidance requires the Bank to measure its obligation as the sum of (1) the amount the Bank agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the Bank expects to pay on behalf of its co-obligors. This adoption had no impact on the Bank's financial statements.

The Bank made no other changes to its critical accounting policies during the nine months ended September 30, 2014.

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

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments during the period covered by this report are summarized below.

Proposed Rules

Federal Housing Finance Agency Proposed Rule. On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
impose a new test on all FHLBank members that requires them to maintain at least 1% of their assets in first-lien home mortgage loans, including MBS backed by such loans, on an ongoing basis, and with maturities of five years or more to maintain their membership in their respective FHLBank. The proposal also suggests the possibility of a 2% or a 5% test as options;

•
require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in their respective FHLBank;

•
eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule , a captive insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for non-affiliated persons or entities; and

•
clarify how an FHLBank should determine the “principal place of business” of an insurance company or Community Development Financial Institution (CDFI) for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

The Bank is currently evaluating the proposed rule, but if the proposed rule is adopted in its current form, the Bank’s financial condition and results of operation may be materially impacted due to loss of members and potential members. Refer also to discussion included in Item 1A: Risk Factors in this Form 10-Q. Comments on the proposed rule are due by January 12, 2015.

Margin and Capital Requirements for Covered Swap Entities.  On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, referred to as Covered Swap Entities). Comments on the Proposed Rule are due by November 24, 2014.

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement.  The amount of the initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes.  Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

The Bank would not be a Covered Swap Entity under the Proposed Rule, although the Finance Agency has discretion to designate the Bank a Covered Swap Entity. Rather, the Bank is a financial end-user under the Proposed Rule, and it would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since the Bank is currently posting and collecting variation margin on its non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on the Bank’s costs. However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that the Bank’s cost of engaging in non-cleared swaps would increase.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) adopted its version of the Proposed Rule (CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.

Federal Home Loan Bank Capital Stock and Capital Plans. The Finance Agency issued on October 8, 2014, a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations (Capital Proposed Rule). The Capital Proposed Rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The Capital Proposed Rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule would add appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investment in FHLBank capital stock after withdrawal from the FHLBank. The Bank is currently evaluating the Capital Proposed Rule. Comments on the Capital Proposed Rule are due by December 8, 2014.

Final Rules

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets, which will be subject to less stringent requirements under the LCR rule. The LCR rule requires such covered companies to maintain investments of “high quality liquid assets” (HQLA) that are no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to an FHLBank but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run-off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by level 1 or level 2A HQLA, where 0% and 15% run-off assumptions apply, respectively.  At this time, the impact of the final rule is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

Money Market Mutual Fund Reform. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•
require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBanks' consolidated discount notes with a remaining maturity of up to 60 days. At this point, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities (ABS). On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of ABS to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by CDFIs). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts Agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the U.S. would be exempt from the risk retention requirements. The final rule will be effective one year after publication in the Federal Register for residential mortgage-backed securitizations and two years after publication for all other securitization types. The Bank is currently assessing the impact of the final rule and has not yet determined the effect, if any, that this rule, may have on the Bank’s operations.

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

The MV/CS ratio was 134.9% at September 30, 2014 and 128.0% at December 31, 2013. This improvement was primarily due to increased retained earnings and narrower mortgage and MBS spreads (i.e. the incremental risk premium or the additional yield the market is expecting to be compensated for holding mortgage related investments versus less risky assets), which was partially offset by a higher capital stock balance.

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

Duration of Equity. One key risk metric used by the Bank, which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument's value, or the value of a portfolio of instruments, to a 100 basis point parallel shift in interest rates. Duration is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity.

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

The following table presents the Bank's duration of equity exposure calculated in accordance with the alternate methodology and the actual duration of equity at September 30, 2014 and December 31, 2013. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and is therefore not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
September 30, 2014	0.4	0.6	1.2
December 31, 2013	0.4	0.9	1.2
Actual duration of equity:
September 30, 2014	1.0	1.2	1.8
December 31, 2013	1.2	1.6	2.0

Duration of equity changes from prior year-end primarily reflect the net effect of lower long-term interest rates, which reduced duration and maturing or called fixed rate debt. Run-off of the impaired private label MBS portfolio was an additional factor that reduced the actual duration of equity.

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

The following table presents the Bank's EDS level and volatility as of September 30, 2014 and December 31, 2013. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at September 30, 2014 and December 31, 2013.

	EDS Yield Curve Shifts (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
September 30, 2014	672	(56)	737	9	728	775	47	792	64
December 31, 2013	531	(29)	576	16	560	633	73	613	53
Year 2 Return Volatility
September 30, 2014	674	5	725	56	669	688	19	665	(4)
December 31, 2013	554	1	563	10	553	580	27	578	25

Projected EDS in all scenarios increased for both Year 1 and Year 2 mainly due to lower projected capital stock requirements and higher earnings from higher advance, letter of credit, agency investment, and mortgage delivery commitment projections as well as lower assumed hedging costs and maturity of high-yield debt. EDS volatility changes were mainly the result of lower long-term interest rate and floating rate reset risk and mark-to-market position changes.

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

The daily exposure limit of EaR as approved by the Board is $3.3 million. The Bank's ALCO has established a lower exposure limit as an operating guideline at $2.7 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first nine months of 2014. At September 30, 2014, EaR measured $2.3 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on the basis of a member’s total credit exposure to the Bank or TCE, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At September 30, 2014, TCE was $72.1 billion, comprised of approximately $52.7 billion in advance principal outstanding, $19.1 billion in letters of credit, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. In addition, at September 30, 2014, the Bank had $19.0 million in advance commitments.

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

During the first nine months of 2014, there were 14 failures of FDIC-insured institutions nationwide. One of those was a member of the Bank. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking on February 28, 2014. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume all of the deposits and substantially all of the assets of the failed institution.

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

The following table presents the Bank’s top ten borrowers with respect to their TCE at September 30, 2014.

	September 30, 2014
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$21,356.8	29.6%
Santander Bank, N.A, DE (2)	10,747.6	14.9
Chase Bank USA, N.A., DE	9,501.0	13.2
TD Bank, National Association, DE	6,894.9	9.6
Ally Bank, UT (3)	4,301.8	6.0
Citizens Bank of Pennsylvania, PA (4)	2,503.4	3.5
Customers Bank, PA	1,739.1	2.4
Fulton Bank, N.A., PA	1,390.7	1.9
First Commonwealth Bank, PA	1,018.1	1.4
Susquehanna Bank, PA	921.8	1.3
	$60,375.2	83.8%
Other borrowers	11,740.2	16.2
Total TCE outstanding	$72,115.4	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The TCE of the majority of the top ten borrowers was primarily outstanding advance balances at September 30, 2014, except for one member whose TCE consisted entirely of letters of credit.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of September 30, 2014.

	September 30, 2014
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$15,085.1	28.6%
Chase Bank USA, N.A., DE	9,500.0	18.0
Santander Bank, N.A, DE (2)	8,105.0	15.4
Ally Bank, UT (3)	4,300.0	8.2
Customers Bank, PA	1,594.5	3.0
Citizens Bank of Pennsylvania, PA (4)	1,250.0	2.4
First Commonwealth Bank, PA	988.6	1.9
Susquehanna Bank, PA	911.9	1.7
First National Bank of Pennsylvania, PA	850.1	1.6
Northwest Savings Bank, PA	725.4	1.4
	$43,310.6	82.2%
Other borrowers	9,362.0	17.8
Total advances	$52,672.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The average year-to-date September 30, 2014 balances for the ten largest borrowers totaled $39.4 billion, or 81.0% of total average advances outstanding. During the nine months ended September 30, 2014, the maximum outstanding balance to any one borrower was $15.1 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of September 30, 2014 and December 31, 2013. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances.

(dollars in millions)	September 30, 2014	December 31, 2013
Letters of credit:
Public unit deposit	$18,901.2	$14,612.3
Tax exempt bonds	—	15.4
Other	23.3	37.6
Total (1)	$18,924.5	$14,665.3
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $150.8 million and $154.1 million, respectively.

At September 30, 2014, the Bank had a concentration of letters of credit with two members totaling $13.1 billion or 68.6% of the total outstanding amount. At December 31, 2013, $12.8 billion or 87.1% were concentrated with two members.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. During the third quarter of 2014, the Bank approved the acceptance of certain qualified whole loans as collateral from approved CDFIs. Additional recent revisions to the Bank’s Collateral Policy include acceptance of municipal bonds with a Nationally Recognized Statistical Rating Organization (NRSRO) rating of A or better, as eligible collateral at the following collateral weightings: AAA = 92%, AA = 90% and A = 88%. The securities must have a real estate connection (e.g. include a lien or real estate). Additionally, Resolution Funding Corporation (REFCORP) bonds will be accepted at a 97% collateral weighting. Effective July 1, 2014, collateral acceptance parameters as well as credit risk management procedures related to securities collateral processing and monitoring, were expanded to include certain non-agency residential MBS issued/acquired after July 10, 2007, loans with Small Business Administration guarantees that otherwise comply with all other eligibility requirements, and certain low FICO loans with expanded mitigating factors as approved and determined through the Bank’s quarterly loan listing and market valuation process. Also effective July 1, 2014, the Bank approved the acceptance of mortgage collateral from insurance company members based in Delaware. Refer to the Risk Management section of the Bank's 2013 Form 10-K for additional information related to the Bank’s Collateral Policy.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2014 and December 31, 2013. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	September 30, 2014		December 31, 2013
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$77,986.4	43.7%	$70,295.5	43.6%
High quality investment securities(1)	6,009.9	3.4	6,874.5	4.3
ORERC(2)/CFI eligible collateral	79,943.8	44.8	72,882.9	45.2
Multi-family residential mortgage loans	14,552.1	8.1	11,142.9	6.9
Total eligible collateral value	$178,492.2	100.0%	$161,195.8	100.0%
Total TCE	$72,115.4		$65,255.3
Collateralization ratio (eligible collateral value to TCE outstanding)	247.5%		247.0%
Note:
(1) High quality investment securities are defined in the Collateral section of the Bank's 2013 Form 10-K. In addition, municipal securities with a real estate connection (e.g. include a lien or real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities.
(2) Other real estate related collateral

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$62,713.1	39.6%	$10,432.0	87.9%	$293.7	36.3%	$73,438.8	42.9%
High quality investment securities(1)	4,462.6	2.8	1,438.5	12.1	59.5	7.4	5,960.6	3.5
ORERC/CFI eligible collateral	76,900.6	48.5	—	—	433.3	53.6	77,333.9	45.2
Multi-family residential mortgage loans	14,364.1	9.1	—	—	21.5	2.7	14,385.6	8.4
Total eligible collateral value	$158,440.4	100.0%	$11,870.5	100.0%	$808.0	100.0%	$171,118.9	100.0%
Total TCE	$61,886.0	85.8%	$10,175.5	14.1%	$53.9	0.1%	$72,115.4	100.0%
Number of members	204	93.2%	8	3.7%	7	3.1%	219	100.0%

	December 31, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$54,268.4	38.9%	$10,965.9	88.5%	$459.9	33.2%	$65,694.2	42.8%
High quality investment securities(1)	5,329.4	3.8	1,420.3	11.5	43.3	3.1	6,793.0	4.4
ORERC/CFI eligible collateral	69,066.1	49.5	—	—	845.1	61.1	69,911.2	45.6
Multi-family residential mortgage loans	10,904.5	7.8	—	—	35.9	2.6	10,940.4	7.2
Total eligible collateral value	$139,568.4	100.0%	$12,386.2	100.0%	$1,384.2	100.0%	$153,338.8	100.0%
Total TCE	$54,288.7	83.2%	$10,864.1	16.6%	$102.4	0.2%	$65,255.3	100.0%
Number of members	200	92.0%	6	3.0%	10	5.0%	216	100.0%
Note:
(1) High quality investment securities are defined in the Collateral section of the Bank's 2013 Form 10-K. In addition, municipal securities with a real estate connection (e.g. include a lien or real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities.

Credit and Counterparty Risk - Investments

Investment Quality and External Credit Ratings. The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of September 30, 2014 and December 31, 2013, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.0 billion and $2.3 billion, respectively.

The following tables present the Bank’s investment carrying values as of September 30, 2014 and December 31, 2013 based on the lowest long-term credit rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	September 30, 2014 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$1,000.0	$1,700.0	$80.0	$—	$2,780.0
Total money market investments	—	1,000.0	1,700.0	80.0	—	2,780.0
Investment securities:
GSE and TVA obligations	—	3,217.1	—	—	—	3,217.1
State or local agency obligations	13.3	265.2	—	—	—	278.5
Total non-MBS	13.3	3,482.3	—	—	—	3,495.6
Other U.S. obligations residential MBS	—	1,538.6	—	—	—	1,538.6
GSE MBS	—	4,955.8	—	—	—	4,955.8
Private label residential MBS	—	5.0	31.4	290.6	1,411.0	1,738.0
HELOCs	—	—	—	—	12.4	12.4
Total MBS	—	6,499.4	31.4	290.6	1,423.4	8,244.8
Total investments	$13.3	$10,981.7	$1,731.4	$370.6	$1,423.4	$14,520.4

	December 31, 2013 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$1,300.0	$1,300.0	$275.0	$—	$2,875.0
Total money market investments	—	1,300.0	1,300.0	275.0	—	2,875.0
Investment securities:
GSE and TVA obligations	—	2,347.0	—	—	—	2,347.0
State or local agency obligations	14.0	242.9	—	—	—	256.9
Total non-MBS	14.0	2,589.9	—	—	—	2,603.9
Other U.S. obligations residential MBS	—	1,820.8	—	—	—	1,820.8
GSE MBS	—	4,540.1	—	—	—	4,540.1
Private label residential MBS	—	12.4	38.0	369.7	1,572.8	1,992.9
HELOCs	—	—	9.7	—	14.4	24.1
Total MBS	—	6,373.3	47.7	369.7	1,587.2	8,377.9
Total investments	$14.0	$10,263.2	$1,347.7	$644.7	$1,587.2	$13,856.8
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $7.1 million and $6.6 million at September 30, 2014 and December 31, 2013, respectively.
(2) Balances exclude a $4.0 million and $4.1 million private label MBS security which was not rated both at September 30, 2014 and December 31, 2013, respectively.
(3) Balances exclude total accrued interest of $19.0 million and $19.6 million at September 30, 2014 and December 31, 2013, respectively.

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

Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured credit investments generally have overnight maturities and include the following types:

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

As of September 30, 2014, the Bank had unsecured exposure to seven counterparties totaling $2.8 billion, or an average of $397 million per counterparty, with unsecured exposure to five counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at September 30, 2014 and December 31, 2013. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions) Carrying Value (1)
	September 30, 2014	December 31, 2013
Federal funds sold	$2,780.0	$2,875.0
Total	$2,780.0	$2,875.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of September 30, 2014, 79.1% of the Bank’s unsecured investment credit exposure in Federal funds sold were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2014, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2014 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$500.0	$80.0	$580.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	—	1,000.0	—	1,000.0
Finland	—	200.0	—	200.0
Netherlands	500.0	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,000.0	1,200.0	—	2,200.0
Total unsecured investment credit exposure	$1,000.0	$1,700.0	$80.0	$2,780.0

(in millions)
December 31, 2013 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$500.0	$125.0	$625.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	275.0	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	500.0	—	500.0
Netherlands	500.0	—	—	500.0
Norway	—	300.0	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	1,300.0	800.0	—	2,100.0
Total unsecured investment credit exposure	$1,300.0	$1,300.0	$275.0	$2,875.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after September 30, 2014.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either September 30, 2014 or December 31, 2013.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally buying investments that have short-term maturities and are placed with investment counterparties headquartered in countries with a AA or higher NRSRO rating.

(in millions)
September 30, 2014
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$580.0	$—	$—	$580.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	1,000.0	—	—	1,000.0
Finland	200.0	—	—	200.0
Netherlands	500.0	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	2,200.0	—	—	2,200.0
Total unsecured investment credit exposure	$2,780.0	$—	$—	$2,780.0

(in millions)
December 31, 2013
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$625.0	$—	$—	$625.0
U.S. subsidiaries of foreign commercial banks	150.0	—	—	150.0
Total domestic and U.S. subsidiaries of foreign commercial bank	775.0	—	—	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	500.0	—	—	500.0
Netherlands	500.0	—	—	500.0
Norway	300.0	—	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	2,100.0	—	—	2,100.0
Total unsecured investment credit exposure	$2,875.0	$—	$—	$2,875.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at September 30, 2014 and December 31, 2013.

The Bank did not have any other overnight securities at September 30, 2014 or December 31, 2013.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE/TVA securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $3.5 billion and $2.6 billion at September 30, 2014 and December 31, 2013, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio increased $133.5 million from December 31, 2013 to $6.5 billion at September 30, 2014. This increase was due to purchases of $852.5 million of AFS securities partially offset by paydowns of $719.0 million.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $266.7 million from December 31, 2013 to $1.8 billion at September 30, 2014. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The slight increase in prices on OTTI securities during the first nine months of 2014 increased the unrealized gains in AOCI from $77.6 million at December 31, 2013 to $91.7 million as of September 30, 2014. The weighted average price on these OTTI securities increased slightly from 86.0 at December 31, 2013 to 87.5 at September 30, 2014. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2013 Form 10-K.

Approximately 21% of the Bank’s MBS portfolio at September 30, 2014 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par, collateral type, and the security's credit rating as of September 30, 2014. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$5.0	$5.0
A	—	—	—	10.9	10.9
BBB	—	—	22.4	181.9	204.3
Below investment grade:
BB	—	10.6	31.0	122.8	164.4
B	—	—	27.7	91.3	119.0
CCC	—	7.9	6.3	28.3	42.5
CC	—	22.2	5.7	—	27.9
C	18.9	98.7	—	—	117.6
D	227.4	89.3	41.9	—	358.6
Unrated	—	—	—	4.0	4.0
Total	$246.3	$228.7	$135.0	$444.2	$1,054.2
Amortized cost	$187.6	$196.4	$126.4	$441.1	$951.5
Gross unrealized losses (1)	—	(0.1)	(3.2)	(3.0)	(6.3)
Fair value	217.3	213.8	129.5	441.1	1,001.7
OTTI (2):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	88.2%	93.5%	95.9%	99.3%	95.0%
Original weighted average credit support	7.2	8.2	4.5	5.5	6.4
Weighted-average credit support - current	0.1	1.7	7.9	12.6	6.7
Weighted avg. collateral delinquency(3)	13.2	12.6	10.7	9.2	11.1

	Private Label MBS by Vintage - Alt-A (3) (4)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
A	$—	$7.2	$—	$13.2	$20.4
BBB	—	—	4.0	79.5	83.5
Below investment grade:
BB	—	—	—	11.8	11.8
B	—	—	27.2	7.7	34.9
CCC	—	77.7	47.1	37.7	162.5
CC	—	—	7.7	1.9	9.6
D	180.3	292.5	48.5	—	521.3
Total	$180.3	$377.4	$134.5	$151.8	$844.0
Amortized cost	$137.0	$296.8	$126.4	$146.2	$706.4
Gross unrealized losses (1)	—	(1.1)	(3.0)	(0.9)	(5.0)
Fair value	144.6	322.1	125.4	150.0	742.1
OTTI (2):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	80.2%	85.3%	93.2%	98.8%	87.9%
Original weighted average credit support	13.3	10.0	6.0	5.2	9.2
Weighted-average credit support - current	0.0	0.3	7.7	21.2	5.4
Weighted avg. collateral delinquency(3)	21.0	17.6	10.7	12.2	16.3
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $477.5 million and $456.4 million, respectively at September 30, 2014.
(2) For the nine months ended September 30, 2014.
(3) Delinquency information is presented at the cross-collateralization level.
(4) Includes HELOCs.

The Bank’s subprime private label MBS balances are immaterial to the overall portfolio; therefore, the related collateral statistics for these private label MBS are not presented.

OTTI. The Bank did not recognize any credit-related OTTI charges in earnings during the nine months ended September 30, 2014 and recognized $0.4 million during the nine months ended September 30, 2013. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its third quarter 2014 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	15.4	8.7	34.1	5.8
Alt-A	15.6	17.1	37.1	5.2
Subprime	8.4	21.3	58.4	35.6
Total Residential MBS	15.5	12.5	35.5	5.7

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI (in millions) as follows:

(dollars in millions)	September 30, 2014	September 30, 2013
Number of PLMBS with an OTTI charge:
Life-to-date	57	57
Still outstanding	45	49
Total OTTI credit loss recorded life-to-date	$454.0	$454.0
Principal write-downs on PLMBS	(115.2)	(94.2)
Credit losses on PLMBS no longer owned:
PLMBS sold (1)	(106.0)	(106.0)
PLMBS matured (less principal write-downs realized)	(4.4)	(1.1)
Remaining amount of previously recognized OTTI credit losses	$228.4	$252.7
Notes:
(1) The Bank recognized a gain in previous years of $15.6 million on the sale of these securities.

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. Recovery of OTTI through interest income was $5.8 million and $2.7 million for the third quarter of 2014 and 2013, respectively; $17.6 million and $7.0 million for the first nine months of 2014 and 2013, respectively; and $53.5 million life-to-date. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first nine months of 2014 and 2013.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at September 30, 2014. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial for the three months ended September 30, 2014.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.1 billion and $3.2 billion at September 30, 2014 and December 31, 2013, respectively, after an allowance for credit losses of $7.7 million and $11.4 million, respectively.

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

None of the Bank’s mortgage insurers currently maintain a rating by at least one NRSRO of A or better. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2014, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2014, $60.4 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2014 was $13.8 million and $5.6 million, respectively. As of December 31, 2013, these amounts were $18.9 million and $7.5 million, respectively.

BOB Loans. The Bank's BOB loan program is targeted to small businesses in the Bank's district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. See Item 1. Business in the Bank's 2013 Form 10-K for additional information about the BOB loan program. The allowance for credit losses on BOB loans was $2.0 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively.

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

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of September 30, 2014.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2014.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2014 and December 31, 2013.

(in millions)	September 30, 2014
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$3.7	$—	$—	$3.7
A	195.0	1.1	—	—	1.1
Liability positions with credit exposure:
A	195.0	(1.8)	2.0	—	0.2
Cleared derivatives (2)	16,582.1	(130.6)	171.7	—	41.1
Total derivative positions with credit exposure to non-member counterparties	17,272.1	(127.6)	173.7	—	46.1
Member institutions (3)	26.9	0.5	—	—	0.5
Total	$17,299.0	$(127.1)	$173.7	$—	$46.6
Derivative positions without credit exposure	24,351.8
Total notional	$41,650.8

(in millions)	December 31, 2013
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$9.6	$—	$—	$9.6
A	3,550.5	22.5	(4.8)	(13.8)	3.9
Cleared derivatives (2)	10,035.1	8.5	(2.7)	—	5.8
Liability positions with credit exposure:
A	3,724.0	(132.3)	133.4	—	1.1
Cleared derivatives (2)	—	—	25.6	—	25.6
Total derivative positions with credit exposure to non-member counterparties	17,609.6	(91.7)	151.5	(13.8)	46.0
Member institutions (3)	12.3	0.2	—	—	0.2
Total	$17,621.9	$(91.5)	$151.5	$(13.8)	$46.2
Derivative positions without credit exposure	19,629.8
Total notional	$37,251.7
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2014 . The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSRO's used by the Bank.
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

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of September 30, 2014 and December 31, 2013.

Notional Greater Than 10%	September 30, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$5,317.1	21.2	A	$5,751.1	21.1
JP Morgan Chase Bank, NA	A	3,256.9	13.0	A	3,366.9	12.4
Morgan Stanley Capital	BBB	3,749.2	15.0	(1)	(1)	(1)
Credit Suisse International	(1)	(1)	(1)	A	3,284.0	12.1
BNP Paribas	(1)	(1)	(1)	A	2,738.7	10.1
All others	n/a	12,745.5	50.8	n/a	12,075.9	44.3
Total		$25,068.7	100.0		$27,216.6	100.0

Net Credit Exposure Greater Than 10%	September 30, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$3.7	68.3	AA	$9.6	65.0
HSBC Bank USA, NA	A	1.1	20.2	A	3.1	20.8
All others	n/a	0.7	11.5	n/a	2.1	14.2
Total		$5.5	100.0		$14.8	100.0
Notes:
(1) The percentage of notional was not greater than 10%.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	September 30, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$76.5	$76.5	$76.1	$126.1	$126.1	$126.3
United Kingdom	26.1	21.1	20.4	41.7	36.7	37.4
Germany	40.1	25.1	26.3	86.9	71.9	71.3
Total	$142.7	$122.7	$122.8	$254.7	$234.7	$235.0
Note: The average maturity of these derivative contracts is January 2019 and February 2019 at September 30, 2014 and December 31, 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	September 30, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$3.1	$3.1	$6.1	$4.4	$4.4	$4.8
United Kingdom	10.5	9.3	9.2	9.6	8.6	13.1
Total	$13.6	$12.4	$15.3	$14.0	$13.0	$17.9
Note: The average maturity of these derivative contracts is March 2019 and December 2018 at September 30, 2014 and December 31. 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligations bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of September 30, 2014. These ratings measure the likelihood of timely payment of principal and interest. At September 30, 2014, the Bank’s consolidated obligation bonds outstanding increased to $39.9 billion compared to

$37.7 billion at December 31, 2013. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at September 30, 2014 increased to $31.5 billion compared to $28.2 billion at December 31, 2013, primarily due to an increase in advance activity. During the first nine months of 2014, short-term funding spreads remained relatively stable. Long-term funding spreads improved considerably as the unfavorable market conditions present in the latter half of 2013 began to recede. Consolidated obligation bonds often have investor-determined features. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At September 30, 2014, callable bonds issued by the Bank were $14.3 billion, up approximately $3.1 billion from December 31, 2013. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at September 30, 2014.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At September 30, 2014 and December 31, 2013, excess contingency liquidity was approximately $22.2 billion and $13.8 billion, respectively.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest income:
Advances	$66,127	$55,559	$188,121	$167,858
Prepayment fees on advances, net	947	9	5,848	2,124
Interest-bearing deposits	90	112	270	368
Securities purchased under agreements to resell	25	14	46	848
Federal funds sold	1,029	726	2,688	3,325
Trading securities	1,948	9	5,715	72
Available-for-sale (AFS) securities	34,594	30,399	102,427	87,964
Held-to-maturity (HTM) securities	17,977	23,298	57,203	75,461
Mortgage loans held for portfolio	31,986	34,200	98,216	107,463
Total interest income	154,723	144,326	460,534	445,483
Interest expense:
Consolidated obligations - discount notes	6,281	3,677	17,881	13,445
Consolidated obligations - bonds	76,046	92,783	242,051	295,424
Mandatorily redeemable capital stock	12	317	46	1,336
Deposits	54	55	166	269
Other borrowings	—	3	4	14
Total interest expense	82,393	96,835	260,148	310,488
Net interest income	72,330	47,491	200,386	134,995
Provision (benefit) for credit losses	(426)	(682)	(3,888)	(2,025)
Net interest income after provision (benefit) for credit losses	72,756	48,173	204,274	137,020
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—	—	—
OTTI losses reclassified (from) AOCI (Note 5)	—	—	—	(442)
Net OTTI losses, credit portion (Note 5)	—	—	—	(442)
Net gains (losses) on trading securities (Note 2)	(47)	166	16,534	449
Net realized (loss) from sales of AFS securities (Note 3)	—	(41)	—	(41)
Net gains (losses) on derivatives and hedging activities (Note 9)	247	5,396	(18,455)	14,132
Net gains on extinguishment of debt	—	9,665	—	9,665
Gains on litigation settlements, net	14,123	—	50,733	1,482
Standby letters of credit fees	4,414	2,086	12,377	5,819
Other, net	482	537	2,187	1,473
Total other noninterest income	19,219	17,809	63,376	32,537
Other expense:
Compensation and benefits	9,428	9,232	28,924	28,372
Other operating	6,215	6,698	19,937	19,847
Finance Agency	984	795	3,217	2,761
Office of Finance	886	907	2,760	2,708
Total other expense	17,513	17,632	54,838	53,688
Income before assessments	74,462	48,350	212,812	115,869
Affordable Housing Program (AHP) assessment	7,447	4,866	21,285	11,720
Net income	$67,015	$43,484	$191,527	$104,149
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	30,234	27,005	29,131	27,649
Basic and diluted earnings per share	$2.22	$1.61	$6.57	$3.77
Dividends per share	$0.93	$0.26	$2.52	$0.41
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$67,015	$43,484	$191,527	$104,149
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(5,656)	(7,115)	49,568	(59,301)
Reclassification of losses included in net income	—	41	—	41
Total net unrealized gains (losses) on AFS	(5,656)	(7,074)	49,568	(59,260)
Net non-credit portion of OTTI gains (losses) on AFS securities:
Net change in fair value of OTTI securities	(378)	1,228	2,594	24,595
Unrealized gains (losses)	(4,523)	1,706	11,498	23,147
Reclassification of non-credit portion included in net income	—	—	—	442
Total net non-credit portion of OTTI gains (losses) on AFS securities	(4,901)	2,934	14,092	48,184
Reclassification of net losses (gains) included in net income relating to hedging activities	(7)	—	(8)	1
Pension and post-retirement benefits	41	80	120	131
Total other comprehensive income (loss)	(10,523)	(4,060)	63,772	(10,944)
Total comprehensive income	$56,492	$39,424	$255,299	$93,205
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

(in thousands)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$5,508,402	$3,121,345
Interest-bearing deposits	5,425	7,795
Federal funds sold	2,780,000	2,875,000
Investment securities:
Trading securities (Note 2)	275,630	239,190
AFS securities, at fair value, including zero and $79,233 pledged as collateral that may be repledged, respectively (Note 3)	8,036,697	6,757,717
HTM securities; fair value of $3,482,390 and $4,034,830, respectively (Note 4)	3,439,240	3,995,530
Total investment securities	11,751,567	10,992,437
Advances (Note 6)	53,054,260	50,247,435
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $7,710 and $11,359, respectively (Note 8)	3,116,285	3,224,091
Banking on Business (BOB) loans, net of allowance for credit losses of $1,980 and $2,231, respectively (Note 8)	11,524	11,400
Accrued interest receivable	85,580	95,374
Premises, software and equipment, net	11,068	11,136
Derivative assets (Note 9)	52,857	59,973
Other assets	22,761	24,933
Total assets	$76,399,729	$70,670,919

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

(in thousands, except par value)	September 30, 2014	December 31, 2013
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$625,725	$660,598
Noninterest-bearing	40,209	33,754
Total deposits	665,934	694,352
Consolidated obligations, net: (Note 10)
Discount notes	31,536,630	28,236,257
Bonds	39,889,114	37,698,302
Total consolidated obligations, net	71,425,744	65,934,559
Mandatorily redeemable capital stock (Note 11)	769	40
Accrued interest payable	140,792	97,689
Affordable Housing Program payable	52,009	36,353
Derivative liabilities (Note 9)	95,157	177,488
Other liabilities	28,096	38,236
Total liabilities	72,408,501	66,978,717
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 30,794 and 29,622 shares	3,079,331	2,962,143
Retained earnings:
Unrestricted	705,396	625,636
Restricted	98,389	60,083
Total retained earnings	803,785	685,719
Accumulated other comprehensive income (AOCI)	108,112	44,340
Total capital	3,991,228	3,692,202
Total liabilities and capital	$76,399,729	$70,670,919
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$191,527	$104,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(42,779)	(27,633)
Change in net fair value adjustment on derivative and hedging activities	22,084	(23,170)
Net OTTI credit losses	—	442
Gains on extinguishment of debt	—	(9,665)
Other adjustments	(4,596)	(1,985)
Net change in:
Trading securities	(46,331)	331,724
Accrued interest receivable	9,791	7,688
Other assets	(813)	800
Accrued interest payable	43,104	36,217
Other liabilities	15,499	8,643
Total adjustments	(4,041)	323,061
Net cash provided by operating activities	$187,486	$427,210
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $2,370 and $7,084 from other FHLBanks for mortgage loan program)	$81,701	$(157,297)
Securities purchased under agreements to resell	—	2,250,000
Federal funds sold	95,000	890,000
AFS securities:
Proceeds (include $19,909 from sale of AFS securities in 2013)	1,207,035	1,309,600
Purchases	(2,394,916)	(2,315,345)
HTM securities:
Net change in short-term	—	50,000
Proceeds from long-term maturities	556,382	1,026,885
Advances:
Proceeds	501,899,423	185,636,427
Made	(504,858,178)	(184,868,258)
Mortgage loans held for portfolio:
Proceeds	345,376	630,559
Purchases	(246,119)	(390,652)
Proceeds from sales of foreclosed assets	14,117	18,432
Premises, software and equipment:
Proceeds from sale	900	—
Purchases	(3,543)	(2,091)
Net cash (used in) provided by investing activities	$(3,302,822)	$4,078,260

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Nine months ended September 30,
(in thousands)	2014	2013
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(17,774)	$(243,104)
Net payments for derivative contracts with financing element	(24,547)	(24,152)
Net proceeds from issuance of consolidated obligations:
Discount notes	91,599,894	194,551,475
Bonds	14,440,509	21,153,447
Payments for maturing and retiring consolidated obligations:
Discount notes	(88,300,364)	(196,715,749)
Bonds	(12,239,781)	(20,743,774)
Proceeds from issuance of capital stock	1,355,404	933,991
Payments for repurchase/redemption of mandatorily redeemable capital stock	(7,693)	(432,224)
Payments for repurchase/redemption of capital stock	(1,229,794)	(1,261,637)
Cash dividends paid	(73,461)	(11,283)
Net cash provided by (used in) financing activities	$5,502,393	$(2,793,010)
Net increase in cash and cash equivalents	$2,387,057	$1,712,460
Cash and cash equivalents at beginning of the period	3,121,345	1,350,594
Cash and cash equivalents at end of the period	$5,508,402	$3,063,054
Supplemental disclosures:
Interest paid	$246,640	$308,684
AHP payments	5,629	2,823
Transfers of mortgage loans to real estate owned	11,215	13,315
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	9,340	933,991	—	—	—	—	933,991
Repurchase/redemption of capital stock	(12,617)	(1,261,637)	—	—	—	—	(1,261,637)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income	—	—	83,319	20,830	104,149	(10,944)	93,205
Cash dividends	—	—	(11,211)	—	(11,211)	—	(11,211)
September 30, 2013	24,876	$2,487,621	$600,875	$51,338	$652,213	$42,761	$3,182,595

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Issuance of capital stock	13,554	1,355,404	—	—	—	—	1,355,404
Repurchase/redemption of capital stock	(12,298)	(1,229,794)	—	—	—	—	(1,229,794)
Net shares reclassified to mandatorily redeemable capital stock	(84)	(8,422)	—	—	—	—	(8,422)
Comprehensive income	—	—	153,221	38,306	191,527	63,772	255,299
Cash dividends	—	—	(73,461)	—	(73,461)	—	(73,461)
September 30, 2014	30,794	$3,079,331	$705,396	$98,389	$803,785	$108,112	$3,991,228
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

All members must purchase stock in the Bank. The amount of capital stock a member owns is based on membership requirements (membership asset value) and activity requirements (i.e., outstanding advances, letters of credit, and the principal balance of certain residential mortgage loans sold to the Bank). The Bank considers those members that hold more than 10% of the Bank's total outstanding capital stock to be related parties. See Note 12 - Transactions with Related Parties for additional information.

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

As provided by the Federal Home Loan Bank Act (FHLBank Act), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 10 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare and issue the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance clarifying when a loan should be de-recognized and the related real estate property recognized. This guidance will allow the Bank to recognize properties as real estate owned once the borrower has voluntarily conveyed its interest in the property to the Bank through a deed in lieu of foreclosure or similar agreement. This guidance, which will be effective for the Bank beginning January 1, 2015, will not impact the Bank's Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Revenue from Contracts with Customers. In May 2014, the FASB issued revised guidance for revenue recognition. This guidance will increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. The guidance will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition. This guidance, which will be effective for the Bank beginning January 1, 2017, is not expected to materially impact the Bank's Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

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

Notes to Financial Statements (continued)

Classification of Certain Government Insured Residential Mortgage Loans upon Foreclosure. In August 2014, the FASB issued guidance to limit diversity in practice for classification of certain mortgage loans backed by a government guarantee upon foreclosure. Upon foreclosure, the mortgage loan should be de-recognized and a separate other receivable recognized for the amount of the loan balance expected to be recovered from the guarantor. This guidance, which will be effective for the Bank beginning January 1, 2015, is not expected to impact the Bank 's Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Going Concern. In August 2014, the FASB issued guidance which requires all entities to perform an interim and annual assessment of their ability to continue as a going concern for one year from the date of issuance of their respective financial statements. The guidance also requires disclosures if there is “substantial doubt” of the entity’s ability to continue as a going concern. The Bank's initial quarterly assessment will be required to be completed on its December 31, 2016 financial information.
Note 2 – Trading Securities

The following table presents trading securities as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Non-MBS:
Mutual funds	$5,121	$4,576
GSE and Tennessee Valley Authority (TVA) obligations	270,509	234,614
Total	$275,630	$239,190

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $5.2 million and $4.7 million at September 30, 2014 and December 31, 2013, respectively, as reported in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the third quarter and the first nine months of 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net unrealized gains (losses) on trading securities held at period-end	$(47)	$166	$16,448	$484
Net realized gains (losses) on securities sold/matured during the period	—	—	86	(35)
Net gains (losses) on trading securities	$(47)	$166	$16,534	$449

Notes to Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	2,920,807	—	17,250	(5,119)	2,932,938
State or local agency obligations	62,081	—	184	(1,034)	61,231
Total non-MBS	$2,984,881	$—	$17,439	$(6,153)	$2,996,167
MBS:
Other U.S. obligations residential MBS	$342,749	$—	$222	$(243)	$342,728
GSE MBS (3)	3,666,425	—	18,683	(12,664)	3,672,444
Private label MBS:
Private label residential MBS	924,189	(1,129)	90,138	(196)	1,013,002
HELOCs	9,631	(53)	2,778	—	12,356
Total private label MBS	933,820	(1,182)	92,916	(196)	1,025,358
Total MBS	$4,942,994	$(1,182)	$111,821	$(13,103)	$5,040,530
Total AFS securities	$7,927,875	$(1,182)	$129,260	$(19,256)	$8,036,697

	December 31, 2013
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	2,103,847	—	1,160	(8,830)	2,096,177
State or local agency obligations	15,430	—	35	(1,422)	14,043
Total non-MBS	$2,121,270	$—	$1,200	$(10,252)	$2,112,218
MBS:
Other U.S. obligations residential MBS	$386,169	$—	$27	$(900)	$385,296
GSE MBS (3)	3,144,543	—	11,389	(33,781)	3,122,151
Private label MBS:
Private label residential MBS	1,048,893	(3,723)	78,618	(164)	1,123,624
HELOCs	11,681	(109)	2,856	—	14,428
Total private label MBS	1,060,574	(3,832)	81,474	(164)	1,138,052
Total MBS	$4,591,286	$(3,832)	$92,890	$(34,845)	$4,645,499
Total AFS securities	$6,712,556	$(3,832)	$94,090	$(45,097)	$6,757,717
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.
(3) Includes amortized cost of $2.9 billion of 1-4 family MBS and $0.8 billion of multi-family MBS at September 30, 2014. The respective amounts at December 31, 2013 were $2.3 billion and $0.8 billion.

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds as disclosed above. These obligations were $5.7 million and $5.4 million at September 30, 2014 and December 31, 2013, respectively as reported in Other liabilities in the Statement of Condition.

Notes to Financial Statements (continued)

As of September 30, 2014, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.3 million, credit losses of $228.5 million and OTTI-related accretion adjustments of $7.8 million. As of December 31, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.4 million and credit losses of $246.1 million and OTTI-related accretion adjustments of $1.4 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Non-credit portion of OTTI losses	$(1,182)	$(3,832)
Net unrealized gains on OTTI securities since their last OTTI credit charge	92,916	81,474
Net non-credit portion of OTTI gains on AFS securities in AOCI	$91,734	$77,642

The following tables summarize the AFS securities with unrealized losses as of September 30, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,489,611	$(4,219)	$222,906	$(900)	$1,712,517	$(5,119)
State or local agency obligations	10,122	(428)	11,880	(606)	22,002	(1,034)
Total non-MBS	$1,499,733	$(4,647)	$234,786	$(1,506)	$1,734,519	$(6,153)
MBS:
Other U.S. obligations residential MBS	$—	$—	$137,398	$(243)	$137,398	$(243)
GSE MBS	248,935	(997)	485,793	(11,667)	734,728	(12,664)
Private label:
Private label residential MBS	43,311	(145)	50,463	(1,180)	93,774	(1,325)
HELOCs	—	—	1,534	(53)	1,534	(53)
Total private label MBS	43,311	(145)	51,997	(1,233)	95,308	(1,378)
Total MBS	$292,246	$(1,142)	$675,188	$(13,143)	$967,434	$(14,285)
Total	$1,791,979	$(5,789)	$909,974	$(14,649)	$2,701,953	$(20,438)

Notes to Financial Statements (continued)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,350,088	$(8,830)	$—	$—	$1,350,088	$(8,830)
State or local agency obligations	3,994	(456)	8,664	(966)	12,658	(1,422)
Total non-MBS	$1,354,082	$(9,286)	$8,664	$(966)	$1,362,746	$(10,252)
MBS:
Other U.S. obligations residential MBS	$317,394	$(806)	$28,803	$(94)	$346,197	$(900)
GSE MBS	1,142,806	(33,495)	64,515	(286)	1,207,321	(33,781)
Private label:
Private label residential MBS	66,847	(648)	42,306	(3,239)	109,153	(3,887)
HELOCs	—	—	1,679	(109)	1,679	(109)
Total private label MBS	66,847	(648)	43,985	(3,348)	110,832	(3,996)
Total MBS	$1,527,047	$(34,949)	$137,303	$(3,728)	$1,664,350	$(38,677)
Total	$2,881,129	$(44,235)	$145,967	$(4,694)	$3,027,096	$(48,929)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. Refer to description in Note 4 - Held-to-Maturity Securities. The Bank transferred no private label MBS from HTM to AFS during the first nine months of 2014 and 2013.

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$301,980	$302,208	$201,992	$202,104
Due after one year through five years	1,843,749	1,839,334	1,226,635	1,223,399
Due after five years through ten years	608,649	619,890	524,313	521,278
Due in more than ten years	230,503	234,735	168,330	165,437
AFS securities excluding MBS	2,984,881	2,996,167	2,121,270	2,112,218
MBS	4,942,994	5,040,530	4,591,286	4,645,499
Total AFS securities	$7,927,875	$8,036,697	$6,712,556	$6,757,717

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Amortized cost of AFS securities other than MBS:
Fixed-rate	$2,565,185	$1,536,763
Variable-rate	419,696	584,507
Total non-MBS	$2,984,881	$2,121,270
Amortized cost of AFS MBS:
Fixed-rate	$2,054,209	$2,155,940
Variable-rate	2,888,785	2,435,346
Total MBS	$4,942,994	$4,591,286
Total amortized cost of AFS securities	$7,927,875	$6,712,556
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

Realized Losses on AFS Securities. The following table provides a summary of proceeds and gross losses on sale of one AFS security for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Proceeds from sale of AFS securities	$—	$19,909	$—	$19,909
Gross losses on AFS securities	—	(41)	—	(41)

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$13,612	$485	$—	$14,097
State or local agency obligations	217,274	3,227	(12,382)	208,119
Total non-MBS	$230,886	$3,712	$(12,382)	$222,216
MBS:
Other U.S. obligations residential MBS	$1,195,934	$8,145	$—	$1,204,079
GSE MBS (1)	1,283,406	49,256	(58)	1,332,604
Private label residential MBS	729,014	4,529	(10,052)	723,491
Total MBS	$3,208,354	$61,930	$(10,110)	$3,260,174
Total HTM securities	$3,439,240	$65,642	$(22,492)	$3,482,390

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$16,220	$721	$—	$16,941
State or local agency obligations	242,934	3,817	(10,753)	235,998
Total non-MBS	$259,154	$4,538	$(10,753)	$252,939
MBS:
Other U.S. obligations residential MBS	$1,435,458	$8,869	$(15)	$1,444,312
GSE MBS (1)	1,417,926	49,097	(215)	1,466,808
Private label MBS:
Private label residential MBS	873,325	4,300	(15,732)	861,893
HELOCs	9,667	—	(789)	8,878
Total private label MBS	882,992	4,300	(16,521)	870,771
Total MBS	$3,736,376	$62,266	$(16,751)	$3,781,891
Total HTM securities	$3,995,530	$66,804	$(27,504)	$4,034,830
Notes:
(1) Includes $451.3 million of 1-4 family MBS and $832.1 million of multi-family MBS at September 30, 2014. The respective amounts at December 31, 2013 were $561.6 million and $856.3 million.

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of September 30, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$4,029	$(61)	$122,774	$(12,321)	$126,803	$(12,382)
MBS:
GSE MBS	$—	$—	$11,774	$(58)	$11,774	$(58)
Private label:
Private label residential MBS	136,055	(474)	217,297	(9,578)	353,352	(10,052)
Total MBS	$136,055	$(474)	$229,071	$(9,636)	$365,126	$(10,110)
Total	$140,084	$(535)	$351,845	$(21,957)	$491,929	$(22,492)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$18,367	$(271)	$132,463	$(10,482)	$150,830	$(10,753)
MBS:
Other U.S. obligations residential MBS	$37,984	$(15)	$—	$—	$37,984	$(15)
GSE MBS	93,356	(112)	13,369	(103)	106,725	(215)
Private label:
Private label residential MBS	292,159	(3,829)	197,089	(11,903)	489,248	(15,732)
HELOCs	—	—	8,878	(789)	8,878	(789)
Total private label MBS	292,159	(3,829)	205,967	(12,692)	498,126	(16,521)
Total MBS	$423,499	$(3,956)	$219,336	$(12,795)	$642,835	$(16,751)
Total	$441,866	$(4,227)	$351,799	$(23,277)	$793,665	$(27,504)

Securities Transferred. The Bank had no transfers of securities from HTM to AFS during the first nine months of 2014 and 2013.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due after one year through five years	$17,702	$18,125	$16,221	$16,941
Due after five years through ten years	35,757	37,135	40,043	41,530
Due after ten years	177,427	166,956	202,890	194,468
HTM securities excluding MBS	230,886	222,216	259,154	252,939
MBS	3,208,354	3,260,174	3,736,376	3,781,891
Total HTM securities	$3,439,240	$3,482,390	$3,995,530	$4,034,830

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Amortized cost of HTM securities other than MBS:
Fixed-rate	$73,026	$96,569
Variable-rate	157,860	162,585
Total non-MBS	$230,886	$259,154
Amortized cost of HTM MBS:
Fixed-rate	$1,154,591	$1,303,424
Variable-rate	2,053,763	2,432,952
Total MBS	$3,208,354	$3,736,376
Total HTM securities	$3,439,240	$3,995,530
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

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, which could be up to the difference between the security's amortized cost basis and its fair value, and records any difference in its Statement of Income. For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2013 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - Other-than-Temporary Impairment Analysis to the audited financial statements in the Bank’s 2013 Form 10-K.

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. During the third quarter of 2014, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages ranging from (3.0)% to 9.0% over the 12 month period beginning July 1, 2014. For the vast majority of markets the short-term forecast has changes from 0.0% to 5.0%. Thereafter, home prices transition over 62 months to the long-term forecast based on historical averages, as adjusted for then current estimates of the overall housing market.

All of the Bank's other-than-temporarily impaired securities were classified as AFS at September 30, 2014. The "Total OTTI securities" balances below summarize the Bank’s securities as of September 30, 2014 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

Notes to Financial Statements (continued)

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$528,448	$428,843	$481,535
Alt-A	622,987	490,316	526,466
Subprime	2,216	1,333	1,500
HELOCs	13,920	9,631	12,356
Total OTTI securities	1,167,571	930,123	1,021,857
Private label MBS with no OTTI	3,697	3,697	3,501
Total AFS private label MBS	$1,171,268	$933,820	$1,025,358
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2014 and 2013.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$302,421	$322,144	$314,224	$326,024
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	—	—	—	442
Reductions:
Securities sold and matured during the period	256	—	292	(59)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(5,762)	(2,703)	(17,601)	(6,966)
Balance, September 30	$296,915	$319,441	$296,915	$319,441
Notes:
(1) For the three months ended September 30, 2014 and 2013, OTTI "previously recognized" represents securities that were impaired prior to July 1, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2014 and 2013.
(2) This activity represents amounts accreted as interest income over the remaining lives of the applicable securities.

All Other AFS and HTM Investments. At September 30, 2014, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at September 30, 2014.

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

At September 30, 2014 and December 31, 2013, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging from zero to 5.50%.

Notes to Financial Statements (continued)

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$20,274,344	0.42%	$22,169,669	0.41%
Due after 1 year through 2 years	9,591,673	1.15	10,343,245	1.36
Due after 2 years through 3 years	10,541,256	1.17	6,865,608	1.68
Due after 3 years through 4 years	7,974,783	1.53	6,073,540	1.21
Due after 4 years through 5 years	3,310,062	0.83	3,690,006	2.12
Thereafter	980,440	1.56	571,970	2.89
Total par value	52,672,558	0.92%	49,714,038	1.04%
Discount on AHP advances	(84)		(141)
Deferred prepayment fees	(9,560)		(12,371)
Hedging adjustments	391,346		545,909
Total book value	$53,054,260		$50,247,435

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At September 30, 2014 and December 31, 2013, the Bank had convertible advances outstanding of $2.0 billion and $2.3 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At September 30, 2014 and December 31, 2013, the Bank had returnable advances of $1.0 billion and $5.0 billion, respectively. At September 30, 2014 and December 31, 2013, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of September 30, 2014 and December 31, 2013.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Due in 1 year or less	$20,274,344	$22,169,669	$22,118,344	$24,308,669
Due after 1 year through 2 years	9,591,673	10,343,245	8,794,173	10,219,245
Due after 2 years through 3 years	10,541,256	6,865,608	9,916,256	5,752,108
Due after 3 years through 4 years	7,974,783	6,073,540	7,598,783	5,481,540
Due after 4 years through 5 years	3,310,062	3,690,006	3,284,562	3,406,006
Thereafter	980,440	571,970	960,440	546,470
Total par value	$52,672,558	$49,714,038	$52,672,558	$49,714,038

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Fixed rate – overnight	$1,998,742	$1,284,394
Fixed rate – term:
Due in 1 year or less	12,947,675	17,801,335
Thereafter	11,159,287	10,778,131
Total fixed rate	26,105,704	29,863,860
Variable rate:
Due in 1 year or less	5,327,927	3,083,940
Thereafter	21,238,927	16,766,238
Total variable rate	26,566,854	19,850,178
Total par value	$52,672,558	$49,714,038

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2014, the Bank had advances of $38.6 billion outstanding to its five largest borrowers, which represented 73.3% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at September 30, 2014.

As of December 31, 2013, the Bank had advances of $38.5 billion outstanding to the five largest borrowers, which represented 77.4% of total advances outstanding. Of these five, four had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2013.

See Note 8 for information related to the Bank's allowance for credit losses.

Notes to Financial Statements (continued)

Note 7 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans, which it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 12 for further information regarding transactions with related parties.

The following table presents balances as of September 30, 2014 and December 31, 2013 for mortgage loans held for portfolio.

(in thousands)	September 30, 2014	December 31, 2013
Fixed-rate medium-term single-family mortgages (1)	$433,322	$488,334
Fixed-rate long-term single-family mortgages (1)	2,622,025	2,682,255
Total par value	3,055,347	3,170,589
Premiums	49,993	50,436
Discounts	(5,198)	(6,147)
Hedging adjustments	23,853	20,572
Total mortgage loans held for portfolio	$3,123,995	$3,235,450
Note:
(1) Medium-term is defined as a term of 15 years or less at origination. Long-term is defined as greater than 15 years at origination.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Government-guaranteed/insured loans	$287,262	$306,025
Conventional loans	2,768,085	2,864,564
Total par value	$3,055,347	$3,170,589

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

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing each borrower's need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank’s respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities used as collateral if they are used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a member

Notes to Financial Statements (continued)

(or an affiliate of a member) priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2014 and December 31, 2013, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At September 30, 2014 and December 31, 2013, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at September 30, 2014 and December 31, 2013, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. At September 30, 2014 and December 31, 2013, the MPF exposure under the FLA was $23.4 million and $25.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.8 million and $0.9 million during the third quarter 2014 and 2013, respectively and $2.4 million and $2.7 million during the nine months ended September 30, 2014 and 2013, respectively.

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

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions required by AB 2012-02 as described in Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent, which are comprised primarily of MPF loans that are 180 days or more delinquent and other loans where the borrower has filed for bankruptcy. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property.

The estimated credit losses on impaired collateral-dependent loans are separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The incurred loss on each loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs. The estimated fair value is determined based on a value provided by a third party's Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations, which may differ from the retail-based AVMs. The resulting loss is then reduced by available CE and PMI.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$7,543	$12,208	$11,359	$14,163
(Charge-offs) Recoveries, net	613	(188)	311	(810)
Provision (benefit) for credit losses	(446)	(748)	(3,960)	(2,081)
Balance, September 30	$7,710	$11,272	$7,710	$11,272

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

	September 30, 2014	December 31, 2013
Ending balance, individually evaluated for impairment	$6,172	$795
Ending balance, collectively evaluated for impairment	1,538	10,564
Total allowance for credit losses	$7,710	$11,359
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$71,135	$15,571
Collectively evaluated for impairment	2,771,059	2,919,583
Total recorded investment	$2,842,194	$2,935,154

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

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, Beginning of period	$1,974	$2,362	$2,231	$2,481
Charge-offs	(8)	—	(363)	(134)
Provision (benefit) for credit losses	14	(21)	112	(6)
Balance, September 30	$1,980	$2,341	$1,980	$2,341

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

	September 30, 2014	December 31, 2013
Ending balance, individually evaluated for impairment	$43	$—
Ending balance, collectively evaluated for impairment	1,937	2,231
Total allowance for credit losses	$1,980	$2,231
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$116	$—
Collectively evaluated for impairment	13,503	13,742
Total recorded investment	$13,619	$13,742

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	September 30, 2014
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$49,506	$17,080	$—	$66,586
Past due 60-89 days	12,465	5,092	5	17,562
Past due 90 days or more	44,011	7,213	170	51,394
Total past due loans	$105,982	$29,385	$175	$135,542
Total current loans	2,736,212	268,567	13,444	3,018,223
Total loans	$2,842,194	$297,952	$13,619	$3,153,765
Other delinquency statistics:
In process of foreclosures, included above (2)	$27,828	$1,810	$—	$29,638
Serious delinquency rate (3)	1.5%	2.4%	1.2%	1.6%
Past due 90 days or more still accruing interest	$—	$7,213	$—	$7,213
Loans on nonaccrual status (4)	$47,547	$—	$291	$47,838

Notes to Financial Statements (continued)

(in thousands)	December 31, 2013
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$52,689	$18,580	$151	$71,420
Past due 60-89 days	13,522	5,860	82	19,464
Past due 90 days or more	55,508	8,556	219	64,283
Total past due loans	$121,719	$32,996	$452	$155,167
Total current loans	2,813,435	284,104	13,290	3,110,829
Total loans	$2,935,154	$317,100	$13,742	$3,265,996
Other delinquency statistics:
In process of foreclosures, included above (2)	$43,953	$2,401	$—	$46,354
Serious delinquency rate (3)	1.9%	2.7%	1.6%	2.0%
Past due 90 days or more still accruing interest	$—	$8,556	$—	$8,556
Loans on nonaccrual status (4)	$59,244	$—	$452	$59,696
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

	September 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$32,618	$32,317	$—
With a related allowance:
Conventional MPF loans	38,517	38,340	6,172
Total:
Conventional MPF loans	$71,135	$70,657	$6,172

	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$501	$498	$—
With a related allowance:
Conventional MPF loans	15,070	15,004	795
Total:
Conventional MPF loans	$15,571	$15,502	$795

Notes to Financial Statements (continued)

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended September 30, 2014		Three months ended September 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$72,990	$350	$15,258	$190

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$76,809	$1,032	$14,316	$533

Beginning January 1, 2014, with the adoption of AB 2012-02, the Bank now considers all loans over 180 days to be individually impaired loans, which is the reason for the increase as compared to the respective 2013 amounts.

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

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for loans that became TDRs during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014		2013
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$2,567	$2,567	$3,658	$3,658

	Nine months ended September 30,
	2014		2013
(in thousands)	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF loans	$8,949	$8,949	$9,827	$9,775

Certain TDRs may experience a payment default, which the Bank considers to have occurred when a loan is 60 days or more delinquent. Conventional MPF loans totaling $4.9 million and $4.6 million had experienced a payment default during the nine months ended September 30, 2014, and September 30, 2013, respectively. The Bank had $4.2 million and $3.5 million of TDRs on nonaccrual status at September 30, 2014 and December 31, 2013, respectively.

Notes to Financial Statements (continued)

Real Estate Owned (REO). The Bank had $6.9 million and $8.8 million of REO reported in Other assets on the Statement of Condition at September 30, 2014 and December 31, 2013, respectively.

Purchases, Sales and Reclassifications. During the three and nine months ended September 30, 2014 and 2013, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$28,783,665	$112,787	$543,784
Derivatives not in hedge accounting relationships:
Interest rate swaps	$11,994,286	$37,183	$33,011
Interest rate swaptions	50,000	1,079	—
Interest rate caps	796,000	5,118	—
Mortgage delivery commitments	26,861	505	—
Total derivatives not in hedge accounting relationships	$12,867,147	$43,885	$33,011
Total derivatives before netting and collateral adjustments	$41,650,812	$156,672	$576,795
Netting adjustments		(85,610)	(85,610)
Cash collateral and related accrued interest		(18,205)	(396,028)
Total collateral and netting adjustments (1)		(103,815)	(481,638)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$52,857	$95,157

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,443,924	$169,718	$800,078
Derivatives not in hedge accounting relationships:
Interest rate swaps	$10,730,985	$72,519	$34,829
Interest rate caps	1,064,500	7,182	—
Mortgage delivery commitments	12,279	160	—
Total derivatives not in hedge accounting relationships	$11,807,764	$79,861	$34,829
Total derivatives before netting and collateral adjustments	$37,251,688	$249,579	$834,907
Netting adjustments		(182,045)	(182,045)
Cash collateral and related accrued interest		(7,561)	(475,374)
Total collateral and netting adjustments (1)		(189,606)	(657,419)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$59,973	$177,488
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$1,203	$3,116	$3,130	$4,004
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(9,552)	$(3,504)	$(44,089)	$(11,327)
Interest rate swaptions	101	—	366	—
Interest rate caps	(261)	(894)	(3,802)	1,535
Net interest settlements	6,460	5,055	20,009	14,325
Mortgage delivery commitments	2,289	1,619	5,912	5,584
Other	7	4	19	11
Total net gains (losses) related to derivatives not designated as hedging instruments	$(956)	$2,280	$(21,585)	$10,128
Net gains (losses) on derivatives and hedging activities	$247	$5,396	$(18,455)	$14,132

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2014 and 2013.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2014
Hedged item type:
Advances	$89,426	$(87,573)	$1,853	$(57,130)
Consolidated obligations – bonds	(72,049)	71,557	(492)	59,146
AFS securities	1,117	(1,275)	(158)	(2,920)
Total	$18,494	$(17,291)	$1,203	$(904)
Nine months ended September 30, 2014
Hedged item type:
Advances	$150,102	$(147,208)	$2,894	$(174,125)
Consolidated obligations – bonds	38,336	(37,053)	1,283	172,695
AFS securities	(17,727)	16,680	(1,047)	(8,355)
Total	$170,711	$(167,581)	$3,130	$(9,785)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2013
Hedged item type:
Advances	$29,142	$(27,194)	$1,948	$(64,388)
Consolidated obligations – bonds	34,356	(33,967)	389	57,917
AFS securities	(3,443)	4,222	779	(911)
Total	$60,055	$(56,939)	$3,116	$(7,382)
Nine months ended September 30, 2013
Hedged item type:
Advances	$222,985	$(220,743)	$2,242	$(190,432)
Consolidated obligations – bonds	(258,510)	259,393	883	162,998
AFS securities	(2,653)	3,532	879	(926)
Total	$(38,178)	$42,182	$4,004	$(28,360)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $3.2 million and $4.5 million for the third quarter of 2014 and 2013, respectively, and $11.2 million and $14.0 million for the nine months ended September 30, 2014 and 2013, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first nine months of 2014 or 2013.

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

Notes to Financial Statements (continued)

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

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2014 was $316.5 million, for which the Bank has posted cash collateral with a fair value of approximately $224.3 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $52.8 million of collateral to its derivative counterparties at September 30, 2014.
For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at September 30, 2014.

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

	Derivative Assets
(in thousands)	September 30, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$148,685	$234,156
Cleared derivatives	7,482	15,264
Total gross recognized amount	156,167	249,420
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(137,468)	(205,752)
Cleared derivatives	33,653	16,146
Total gross amounts of netting adjustments and cash collateral	(103,815)	(189,606)
Net amounts after netting adjustments:
Bilateral derivatives	11,217	28,404
Cleared derivatives	41,135	31,410
Total net amounts after netting adjustments	52,352	59,814
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	505	159
Cleared derivatives	—	—
Derivative instruments not meeting netting requirements	505	159
Total derivative assets
Bilateral derivatives	11,722	28,563
Cleared derivatives	41,135	31,410
Total derivative assets as reported in the Statement of Condition	52,857	59,973
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(6,264)	(13,778)
Net unsecured amount:
Bilateral derivatives	5,458	14,785
Cleared derivatives	41,135	31,410
Total net unsecured amount	$46,593	$46,195

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$438,751	$828,187
Cleared derivatives	138,044	6,720
Total gross recognized amount	576,795	834,907
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(343,594)	(650,699)
Cleared derivatives	(138,044)	(6,720)
Total gross amounts of netting adjustments and cash collateral	(481,638)	(657,419)
Net amounts after netting adjustments:
Bilateral derivatives	95,157	177,488
Cleared derivatives	—	—
Total net amounts after offsetting adjustments	95,157	177,488
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	—	—
Total derivative liabilities
Bilateral derivatives	95,157	177,488
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	95,157	177,488
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	—	(79,233)
Net unsecured amount:
Bilateral derivatives	95,157	98,255
Net unsecured amount	$95,157	$98,255
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, to the extent that an event should occur, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amount of the 12 FHLBanks’ outstanding consolidated obligations were $816.9 billion and $766.8 billion at September 30, 2014 and December 31, 2013, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2013 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Par value of consolidated bonds:
Fixed-rate	$31,020,282	$29,062,248
Step-up	4,378,500	3,052,500
Floating-rate	4,465,000	5,580,000
Total par value	39,863,782	37,694,748
Bond premiums	91,457	87,961
Bond discounts	(12,206)	(14,019)
Hedging adjustments	(53,919)	(70,388)
Total book value	$39,889,114	$37,698,302

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$13,809,415	1.06%	$12,576,595	0.94%
Due after 1 year through 2 years	6,184,340	1.29	7,979,165	1.75
Due after 2 years through 3 years	3,852,965	1.65	2,711,605	2.29
Due after 3 years through 4 years	5,352,825	1.71	2,040,700	2.25
Due after 4 years through 5 years	3,348,565	1.49	4,594,700	1.50
Thereafter	6,959,690	2.25	7,151,890	2.14
Index amortizing notes	355,982	4.16	640,093	4.54
Total par value	$39,863,782	1.51%	$37,694,748	1.64%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Noncallable	$25,594,782	$26,549,748
Callable	14,269,000	11,145,000
Total par value	$39,863,782	$37,694,748

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2014 and December 31, 2013.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2014	December 31, 2013
Due in 1 year or less	$27,998,415	$23,436,595
Due after 1 year through 2 years	5,754,340	7,914,165
Due after 2 years through 3 years	2,327,965	2,196,605
Due after 3 years through 4 years	1,803,325	1,437,200
Due after 4 years through 5 years	688,565	1,150,700
Thereafter	935,190	919,390
Index amortizing notes	355,982	640,093
Total par value	$39,863,782	$37,694,748

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	September 30, 2014	December 31, 2013
Book value	$31,536,630	$28,236,257
Par value	31,541,403	28,242,236
Weighted average interest rate (1)	0.07%	0.09%
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

At September 30, 2014, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At September 30, 2014 and December 31, 2013, all of the Bank's capital stock outstanding was Class B stock.

Notes to Financial Statements (continued)

The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$881,809	$3,883,885	$1,052,654	$3,647,902
Total capital-to-asset ratio	4.0%	5.1%	4.0%	5.2%
Total regulatory capital	3,055,989	3,883,885	2,826,837	3,647,902
Leverage ratio	5.0%	7.6%	5.0%	7.7%
Leverage capital	3,819,986	5,825,827	3,533,546	5,471,853

The ratios from December 31, 2013 to September 30, 2014 decreased slightly primarily due to a greater percentage increase in total assets than in regulatory capital. When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 23, 2014, the Bank received final notification from the Finance Agency that it was considered to be "adequately capitalized" for the quarter ended June 30, 2014. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2014.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	September 30, 2014
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$694,905	22.6%
Chase Bank USA, N.A., Wilmington, DE	419,542	13.6
Santander Bank, N.A., Wilmington, DE	415,607	13.5

(dollars in thousands)	December 31, 2013
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$601,605	20.3%
Chase Bank USA, N.A., Wilmington, DE	439,802	14.8
Santander Bank, N.A., Wilmington, DE	416,685	14.1
Ally Bank, Midvale, UT	307,800	10.4
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank, N.A. is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's issued and outstanding shares of capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by Finance Agency regulation.

At September 30, 2014 and December 31, 2013, the Bank had $769 thousand and $40 thousand, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three and nine months ended September 30, 2014, estimated dividends on mandatorily redeemable capital stock totaling $12 thousand and $46 thousand, respectively, were recorded as interest expense. For the three and nine months ended September 30, 2013, estimated dividends on mandatorily redeemable capital stock totaling $317 thousand and $1.3 million, respectively, were recorded as interest expense.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
(in thousands)	2014	2013
Balance, beginning of the period	$40	$431,566
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	8,422	698
Redemption of mandatorily redeemable capital stock:
Other redemptions (1)	(7,693)	(432,224)
Balance, end of period	$769	$40
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to excess capital stock repurchases.

As of September 30, 2014, the total mandatorily redeemable capital stock reflected the balance for two institutions, one of which was merged out of district and is considered to be a nonmember. The other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	40
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	769	—
Total	$769	$40

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At September 30, 2014, retained earnings were $803.8 million, including $705.4 million of unrestricted retained earnings and $98.4 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February, April, July 2014 and October 2014, the Bank declared quarterly dividends of 2.5%, 4.0%, 4.0% and 4.0% on an annualized basis, respectively.

Capital Changes. The Bank's previously announced changes to its Capital Plan became effective October 6 and included creating two subclasses of capital stock (membership and activity) and a widening of the requirement ranges on activity-based capital stock for advances, letters of credit, and forward-commitment advances. In addition, the membership stock requirement w

Notes to Financial Statements (continued)

as reduced effective October 7, 2014, which decreased the Bank’s capital stock. Also, the Bank announced effective December 3, 2014 that it will repurchase excess capital stock on a weekly, rather than monthly, basis.

The following table summarizes the changes in AOCI for the three months ended September 30, 2014 and 2013.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2013	$(16,796)	$64,249	$—	$287	$(919)	$46,821
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(7,115)	1,706	—	—	—	(5,409)
Net change in fair value of OTTI securities	—	1,228	—	—	—	1,228
Reclassifications from OCI to net income:
Reclassification adjustment for losses included in net income	41	—	—	—	—	41
Amortization - pension and post-retirement	—	—	—	—	80	80
September 30, 2013	$(23,870)	$67,183	$—	$287	$(839)	$42,761

June 30, 2014	$22,743	$96,635	$—	$286	$(1,029)	$118,635
Other comprehensive income (loss) before reclassification:
Net unrealized (losses)	(5,656)	(4,523)	—	—	—	(10,179)
Net change in fair value of OTTI securities	—	(378)	—	—	—	(378)
Reclassifications from OCI to net income:
Amortization - hedging activities	—	—	—	(7)	—	(7)
Amortization - pension and post-retirement	—	—	—	—	41	41
September 30, 2014	$17,087	$91,734	$—	$279	$(988)	$108,112

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2014 and 2013.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(59,301)	23,147	—	—	—	(36,154)
Net change in fair value of OTTI securities	—	24,595	—	—	—	24,595
Reclassifications from OCI to net income:
Reclassification adjustment for losses included in net income	41	—	—	—	—	41
Noncredit OTTI to credit OTTI	—	442	—	—	—	442
Amortization - hedging activities	—	—	—	1	—	1
Amortization - pension and post-retirement	—	—	—	—	131	131
September 30, 2013	$(23,870)	$67,183	$—	$287	$(839)	$42,761

December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassification:
Net unrealized gains	49,568	11,498	—	—	—	61,066
Net change in fair value of OTTI securities	—	2,594	—	—	—	2,594
Reclassifications from OCI to net income:
Amortization - hedging activities	—	—	—	(8)	—	(8)
Amortization - pension and post-retirement	—	—	—	—	120	120
September 30, 2014	$17,087	$91,734	$—	$279	$(988)	$108,112

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	September 30, 2014	December 31, 2013
Federal funds sold	$—	$45,000
Investments	161,885	168,905
Advances	33,804,195	37,978,850
Letters of credit (1)	9,487,132	7,206,562
MPF loans	1,397,353	1,633,238
Deposits	11,401	10,422
Capital stock	1,604,489	1,834,397
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, and interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income on advances (1)	$35,376	$32,242	$101,957	$94,422
Interest income on MPF loans	19,558	24,205	61,988	78,517
Letter of credit fees	2,197	176	6,050	263
Prepayment fees on advances	—	—	3,090	—
Note:
(1) For the three and nine months ended September 30, 2014, balances include contractual interest income of $81.0 million and $243.7 million, net interest settlements on derivatives in fair value hedge relationships of $(45.2) million and $(138.7) million and total amortization of basis adjustments of $(0.5) million and $(3.1) million. For the three and nine months ended September 30, 2013, balances include contractual interest income of $86.8 million and $256.7 million, net interest settlements on derivatives in fair value hedge relationships of $(54.0) million and $(160.1) million and total amortization of basis adjustments of $(0.6) million and $(2.2) million.

The following table includes the MPF activity of the related party members.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Total MPF loan volume purchased	$5,457	$6,569	$6,778	$13,018

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Servicing fee expense	$256	$231	$735	$681
Interest income on MPF deposits	1	—	1	6

(in thousands)	September 30, 2014	December 31, 2013
Interest-bearing deposits maintained with FHLBank of Chicago	$5,425	$7,795

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the nine months ended September 30, 2014 and 2013, there was no borrowing or lending activity between the Bank and other FHLBanks.

Notes to Financial Statements (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2014 and 2013, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2014 and 2013.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2013 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2014 and December 31, 2013. Although the management of the Bank believes that the valuation methods used are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2014 and December 31, 2013 are presented in the table below.

Fair Value Summary Table
	September 30, 2014
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$5,508,402	$5,508,402	$—	$—	$—	$5,508,402
Interest-bearing deposits	5,425	—	5,425	—	—	5,425
Federal funds sold	2,780,000	—	2,779,997	—	—	2,779,997
Trading securities	275,630	5,121	270,509	—	—	275,630
AFS securities	8,036,697	1,998	7,009,341	1,025,358	—	8,036,697
HTM securities	3,439,240	—	2,758,899	723,491	—	3,482,390
Advances	53,054,260	—	53,171,179	—	—	53,171,179
Mortgage loans held for portfolio, net	3,116,285	—	3,282,500	—	—	3,282,500
BOB loans, net	11,524	—	—	11,524	—	11,524
Accrued interest receivable	85,580	—	85,580	—	—	85,580
Derivative assets	52,857	—	156,672	—	(103,815)	52,857
Liabilities:
Deposits	$665,934	$—	$665,936	$—	$—	$665,936
Discount notes	31,536,630	—	31,537,929	—	—	31,537,929
Bonds	39,889,114	—	40,042,787	—	—	40,042,787
Mandatorily redeemable capital stock (1)	769	781	—	—	—	781
Accrued interest payable (1)	140,792	—	140,780	—	—	140,780
Derivative liabilities	95,157	—	576,795	—	(481,638)	95,157

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,121,345	$3,121,345	$—	$—	$—	$3,121,345
Interest-bearing deposits	7,795	—	7,795	—	—	7,795
Federal funds sold	2,875,000	—	2,874,983	—	—	2,874,983
Trading securities	239,190	4,576	234,614	—	—	239,190
AFS securities	6,757,717	1,998	5,617,667	1,138,052	—	6,757,717
HTM securities	3,995,530	—	3,164,059	870,771	—	4,034,830
Advances	50,247,435	—	50,346,040	—	—	50,346,040
Mortgage loans held for portfolio, net	3,224,091	—	3,351,450	—	—	3,351,450
BOB loans, net	11,400	—	—	11,400	—	11,400
Accrued interest receivable	95,374	—	95,374	—	—	95,374
Derivative assets	59,973	—	249,579	—	(189,606)	59,973
Liabilities:
Deposits	$694,352	$—	$694,357	$—	$—	$694,357
Discount notes	28,236,257	—	28,238,042	—	—	28,238,042
Bonds	37,698,302	—	37,847,493	—	—	37,847,493
Mandatorily redeemable capital stock (1)	40	40	—	—	—	40
Accrued interest payable (1)	97,689	—	97,689	—	—	97,689
Derivative liabilities	177,488	—	834,907	—	(657,419)	177,488
Notes:
(1) The estimated fair value amount for the mandatorily redeemable capital stock line item includes accrued dividend interest; this amount is excluded from the estimated fair value for the accrued interest payable line item.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification within the fair value hierarchy of certain assets or liabilities. These reclassifications are

Notes to Financial Statements (continued)

reported as transfers in/out of the level as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2014 and 2013.

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

The Bank also reviewed the final fair value estimates of its private label MBS holdings as of September 30, 2014 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of September 30, 2014, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices), and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the current lack of significant market activity for private label residential MBS, the Bank believes that as of September 30, 2014, private label residential MBS inputs should be classified as Level 3.

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

Mortgage Loans Held For Portfolio. The fair value is determined based on quoted market prices for new MBS issued by U.S. GSEs. Prices are then adjusted for differences in coupon, seasoning and credit quality between the Bank’s mortgage loans and the referenced MBS. The prices of the referenced MBS are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates can have a material effect on the fair value estimates. Prepayment assumptions are susceptible to material changes in the near term because they are made as of a specific point in time.

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at September 30, 2014 and December 31, 2013.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
Non MBS:
GSE and TVA Obligations	$—	$270,509	$—	$—	$270,509
Mutual funds	5,121	—	—	—	5,121
Total trading securities	$5,121	$270,509	$—	$—	$275,630
AFS securities:
GSE and TVA Obligations	$—	$2,932,938	$—	$—	$2,932,938
State or local agency obligations	—	61,231	—	—	61,231
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	342,728	—	—	342,728
GSE MBS	—	3,672,444	—	—	3,672,444
Private label MBS:
Private label residential MBS	—	—	1,013,002	—	1,013,002
HELOCs	—	—	12,356	—	12,356
Total AFS securities	$1,998	$7,009,341	$1,025,358	$—	$8,036,697
Derivative assets:
Interest rate related	$—	$156,167	$—	$(103,815)	$52,352
Mortgage delivery commitments	—	505	—	—	505
Total derivative assets	$—	$156,672	$—	$(103,815)	$52,857
Total assets at fair value	$7,119	$7,436,522	$1,025,358	$(103,815)	$8,365,184
Liabilities:
Derivative liabilities:
Interest rate related	$—	$576,795	$—	$(481,638)	$95,157
Total derivative liabilities (2)	$—	$576,795	$—	$(481,638)	$95,157

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and TVA Obligations	$—	$234,614	$—	$—	$234,614
Mutual funds	4,576	—	—	—	4,576
Total trading securities	$4,576	$234,614	$—	$—	$239,190
AFS securities:
GSE and TVA Obligations	$—	$2,096,177	$—	$—	2,096,177
State or local agency obligations	—	14,043	—	—	14,043
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations residential MBS	—	385,296	—	—	385,296
GSE MBS	—	3,122,151	—	—	3,122,151
Private label MBS:
Private label residential MBS	—	—	1,123,624	—	1,123,624
HELOCs	—	—	14,428	—	14,428
Total AFS securities	$1,998	$5,617,667	$1,138,052	$—	$6,757,717
Derivative assets:
Interest rate related	$—	$249,419	$—	$(189,606)	$59,813
Mortgage delivery commitments	—	160	—	—	160
Total derivative assets	$—	$249,579	$—	$(189,606)	$59,973
Total assets at fair value	$6,574	$6,101,860	$1,138,052	$(189,606)	$7,056,880
Liabilities:
Derivative liabilities:
Interest rate related	$—	$834,907	$—	$(657,419)	$177,488
Total derivative liabilities (2)	$—	$834,907	$—	$(657,419)	$177,488
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 or 2 during the first nine months of 2014 or 2013.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first nine months of 2014 or 2013.

(in thousands)	AFS Private Label MBS-Residential Nine Months Ended September 30, 2014	AFS Private Label MBS- HELOCs Nine Months Ended September 30, 2014
Balance at January 1	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	9,441	1,002
Net unrealized (losses) on AFS in OCI	(32)	—
Net change in fair value on OTTI AFS in OCI	2,539	55
Unrealized gains (losses) on OTTI AFS in OCI	11,575	(77)
Purchases, issuances, sales, and settlements:
Settlements	(134,145)	(3,052)
Balance at September 30	$1,013,002	$12,356
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2014	$9,441	$1,002

(in thousands)	AFS Private Label MBS-Residential Nine Months Ended September 30, 2013	AFS Private Label MBS- HELOCs Nine Months Ended September 30, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(2,857)	600
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	162	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	24,362	233
Unrealized gains on OTTI AFS in OCI	21,164	1,983
Purchases, issuances, sales, and settlements:
Settlements	(273,299)	(2,832)
Balance at September 30	$1,180,008	$14,742
Total amount of gains (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2013	$(3,202)	$503

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2014			December 31, 2013
Notional amount	Final Expiration Date Within One Year	Final Expiration Date After One Year (3)	Total	Total
Standby letters of credit outstanding (1)	$11,347,348	$7,577,171	$18,924,519	$14,665,346
Commitments to fund additional advances and BOB loans	19,686	—	19,686	411,249
Commitments to fund or purchase mortgage loans	26,861	—	26,861	12,279
Unsettled consolidated obligation bonds, at par (2)	338,000	—	338,000	32,000
Unsettled consolidated obligation discount notes, at par	250,000	—	250,000	750,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $150.8 million and $154.1 million at September 30, 2014 and December 31, 2013, respectively.
(2) Includes $330.0 million and $15.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at September 30, 2014 and December 31, 2013, respectively.
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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.9 million and $3.7 million as of September 30, 2014 and December 31, 2013, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2014 and December 31, 2013. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at September 30, 2014 and December 31, 2013 of $7.6 billion and $6.4 billion, respectively.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2014.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

As previously disclosed, the Bank resolved complaints against various defendants in regard to certain private label MBS purchased by the Bank, which includes, in one instance, a guarantee of an additional cash payment by November, 2015. McGraw-Hill, the only remaining defendant in the Bank's lawsuits in regard to certain private label MBS purchased by the Bank, has filed a motion for summary judgment, and the Bank's response is due December 9, 2014.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2013 Form 10-K. Management believes there have been no material changes to those Risk Factors other than the following:

The Bank is subject to legislative and regulatory actions, including a complex body of Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank.

As discussed in the Legislative and Regulatory Developments section of this Form 10-Q, the Finance Agency has issued a proposed rule which would amend its membership regulation to impose, among other requirements, certain initial and ongoing asset tests on prospective and current FHLBank members. Current members that fail the applicable tests would be subject to having their membership terminated. Any outstanding advances to these terminated members would mature over their remaining life. This could have a material impact on the Bank. Additionally, under the proposed rule, prospective members that fail the tests would not be eligible for membership, and all captive insurance companies would be ineligible for membership.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 101	Interactive Data File (XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: November 6, 2014

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer