Form 10-K
period 2014-12-31
Federal Home Loan Bank of Pittsburgh
filed 2015-03-12
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2014, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,074.0 million. There were 29,556,438 shares of common stock outstanding at February 27, 2015.

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

Item 1: Business

The Bank’s mission is to provide its members with readily available liquidity, including serving as a low-cost source of funds for housing and community development. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its own liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities.

General

History.  The Bank is one of 12 Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The 12 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally mean they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (the 1933 Act) (although the FHLBanks are required by Federal Housing Finance Agency (FHFA or Finance Agency) regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act)) and (3) having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

On September 25, 2014, the FHLBank of Des Moines and the FHLBank of Seattle announced that they had entered into a definitive agreement to merge the two FHLBanks. On February 27, 2015, these FHLBanks issued a joint press release announcing the ratification of the merger by members of both FHLBanks. The closing of the merger is subject to certain closing conditions, including approval by the Finance Agency. Assuming this approval occurs, the merger is expected to be effective on May 31, 2015. The continuing FHLBank would be headquartered in Des Moines.

Cooperative.  The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union, community development financial institution (CDFI), or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

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

•
The Bank is different from a traditional banking institution because its GSE charter is based on a public policy purpose to assure liquidity for its members and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers a number of programs that consume a portion of earnings that might otherwise be available to its shareholders. The cooperative GSE character of this voluntary membership organization leads management to strive to optimize the primary purpose of membership, access to funding, as well as the overall value of Bank membership.

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2014, the Bank had approved three state housing finance agencies; two are currently eligible to borrow from the Bank but had no outstanding advance balances as of December 31, 2014.

Regulatory Oversight, Audits and Examinations

Supervision and Regulation.  The Bank and OF are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency ensures that the Bank carries out its housing finance mission, remains adequately capitalized and operates in a safe and sound manner. The Finance Agency establishes regulations and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress and other reports on operations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

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

The following table summarizes the advance products offered by the Bank as of December 31, 2014. This information excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed separately in this Item 1.

Product	Description	Advance Pricing Ranges (1)	Maturity
RepoPlus	Short-term fixed-rate advances; principal and interest paid at maturity	10 - 100	1 day to 89 days
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly	10 - 100	3 months to 3 years
Core (Term)
Long-term fixed-rate and adjustable-rate advances (includes AHP and CLP loans(2)); principal paid at maturity; interest paid monthly or quarterly (Note: amortizing loans principal and interest paid monthly)
		10 - 100	1 year to 30 years
Returnables	Short-term and long-term fixed-rate advances with returnable options owned by member; principal paid at maturity; interest paid quarterly	10 - 100	2 months to 30 years
Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly	10 - 100	2 years to 15 years
Notes:
(1) Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%.
(2) Loans made under the Affordable Housing Program (AHP) and Community Lending Program (CLP).

RepoPlus.  The Bank’s RepoPlus advance products serve member short-term liquidity needs. RepoPlus is typically a short-term (1-89 day) fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of the line of credit. As of December 31, 2014, the total par value of these advances was $14.3 billion, or 22.6% of the total advance portfolio. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus advances with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. As of December 31, 2014, the par value of Mid-Term RepoPlus advances totaled $11.8 billion, or 18.7% of the total advance portfolio. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; members’ liquidity needs drive these fluctuations.

Core (Term) Advances.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank offers long-term fixed-rate advances for terms from one year to 30 years. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2014, the par value of Core (Term) advances totaled $35.1 billion, or 55.6% of the total advance portfolio.

Returnables.  Some of the Bank's advances contain embedded options which the member can choose to exercise to have the right to prepay them on certain pre-determined dates without a fee. As of December 31, 2014, the Bank had no Returnable advances.

Convertible Select.  Some of the Bank’s advances contain embedded options which the member can sell to the Bank. If the option is exercised by the Bank (based on a predetermined frequency), the member can choose to either repay the advance or allow the advance to be converted into an adjustable-rate advance with a predetermined spread. As of December 31, 2014, the par value of these Convertible Select advances was $1.9 billion, or 3.1% of the total advance portfolio.

Collateral

The Bank makes advances to members and eligible nonmember housing associates based upon the security of pledged mortgage loans and other eligible types of collateral. In addition, the Bank has established lending policies and procedures to minimize risk of loss while balancing the members’ needs for funding. The Bank also protects against credit risk by fully collateralizing all member and nonmember housing associate advances and other credit products. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance.

Collateral Agreements.  The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of a member or its affiliate (if applicable), to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. The specific agreement covers only those assets or categories of assets identified; the Bank therefore is relying on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. In both cases (for members borrowing under either a blanket or specific agreement), the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Bank requires housing finance agencies (HFAs) and insurance companies to sign a specific collateral pledge agreement as described above.

Collateral Status.  These collateral agreements require one of three types of collateral status: undelivered, detailed listing or specific pledge, and delivered status (all securities pledged must be delivered). A member is assigned a collateral status based on the member’s needs and on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other available information.

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

With respect to the Bank’s detailed listing practice, the Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement, or if participating in the Bank’s market-value based pricing program, or as determined based on its credit condition. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by listing collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from detailed listing collateral status because it provides more loan information to calculate a more precise valuation of the collateral.

The third collateral status is delivered collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral (in an amount sufficient to fully secure all outstanding obligations) to the Bank, including through a third party custodian for the Bank. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating. Delivery of collateral also may be required if there is action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Collateral delivery status is often required for members borrowing under specific pledge agreements, as a practical means for maintaining specifically listed collateral. For all securities pledged as collateral, the Bank requires delivery to either a restricted account at the Bank or an account with a third party custodian under the Bank’s control. The Bank also requires delivery of collateral from de novo institution members at least until two consecutive quarters of profitability are achieved and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor.

With respect to certain specific collateral pledge agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian.

Approximately 88.7% of total credit exposure (TCE) outstanding was secured by collateral pledged to the Bank under a blanket lien agreement and in undelivered status at December 31, 2014. The remaining 11.3% of TCE outstanding was secured by collateral pledged under detailed listing or specific pledge and delivery status.

As of December 31, 2014, nine of the Bank’s top ten borrowers (ranked by TCE and outstanding advances) were in undelivered collateral status; the remaining one was in detailed listing or specific pledge status. This was a banking institution member with residential loan collateral pledged under a detailed listing lending arrangement, which is discussed below.

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

The Bank determines the type and amount of collateral each member has available to pledge as security for a member’s obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). Depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. At a minimum, all members whose usage exceeds 20% of their MBC and all members who are not community financial institutions (CFIs) as defined below must file a QCR quarterly.

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

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2014.

As additional security for each member’s obligations to the Bank, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of deterioration in the financial condition of a member, the Bank will take possession or control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the member’s obligations to the Bank. Members with deteriorating creditworthiness are required to deliver collateral to the Bank or the Bank’s custodian to secure the members’ obligations with the Bank. Furthermore, the Bank requires specific approval of each of such members’ new or additional advances.

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to promptly exercise the Bank’s rights regarding securities, loan collateral, and other collateral upon the failure of a member. At December 31, 2014 and 2013, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates. To ensure its position as a first-lien priority secured creditor, the Bank takes possession of collateral pledged by insurance companies.

Types of Collateral.  At December 31, 2014, approximately 43% of the total member eligible collateral (after collateral weighting) available to secure members’ obligations to the Bank was single-family, residential mortgage loans. The Bank contracts with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. In determining borrowing capacity for members with non-listed and non-delivered collateral, the Bank utilizes book value as reported on each member's regulatory call report.

The Bank also may accept other real estate related collateral (ORERC) as eligible collateral if it has a readily ascertainable value and the Bank is able to perfect its security interest in such collateral. Types of eligible ORERC include commercial mortgage loans and second-mortgage installment loans. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral. ORERC accounted for approximately 46% of the total amount of eligible collateral (after collateral weighting) held by members as of December 31, 2014.

A third category of eligible collateral is high quality securities. This typically includes U.S. Treasuries, U.S. agency securities and notes, and GSE mortgage-backed securities (MBS). Additionally, certain non-agency residential MBS, commercial mortgage-backed securities (CMBS), and municipal securities with a real estate nexus, all with a minimum credit rating of single-A are eligible. This category accounted for approximately 3% of the total amount of eligible collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2014.

The Bank also accepts FHLBank deposits and multi-family residential mortgage loans as eligible collateral. These categories comprised 8% of the collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2014.

In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.1 billion (the limit during 2014) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. As of December 31, 2014, approximately $3.5 billion in advances have been made to members holding CFI collateral. These loans were also collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral.

The Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless there are certain mitigating factors, including a loan-to-value (LTV) ratio of 65% or less (100% if loan level data is provided by the member for valuation) and one of the following: (1) a debt-to-income ratio of 35% (50% if loan level data is provided) or lessor (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). Loans identified as subprime are not included in a member’s MBC. Loans identified as low FICO with mitigants (as described above) as well as those for which no FICO score is available, receive a reduced collateral weighting ranging from 50-70% depending on pledging and delivery status. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its QCR each quarter.

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

Regarding nontraditional mortgage collateral for the QCR, the Bank requires filing members to stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with Federal Financial Institutions Examination Council (FFIEC) guidance to be pledged as collateral and used to determine a member’s MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-70% depending on pledging and delivery status. At December 31, 2014, less than 16% of the Bank’s total pledged collateral was considered nontraditional.

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan programs.

The various types of eligible collateral and related lending values as of December 31, 2014 are summarized below. Collateral includes wholly-owned member assets (or unencumbered assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 95 percent) upon completion of specific market valuation of such collateral and authorization from the Bank’s Credit Risk Committee.

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Securities Collateral
FHLBank deposit pledged to FHLBank and under the sole control of FHLBank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCorp Bonds (1)	97%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by Ginnie Mae (GNMA), FHLMC, and FNMA	95%
U.S. Treasury principal-only strips	90%
Non-agency residential MBS, including collateralized mortgage obligations, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or their agencies, or authorities or instrumentalities in the United States (Municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Loan Collateral	Blanket - Lien Undelivered	Specific Pledge, Collateral Listing or Blanket Delivered (Policy)	Blanket Delivered (Credit)
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences	80%	75%	70%
Nontraditional mortgage loans and loans with unknown FICO (2)	70%	65%	60%
Conventional and FHA whole, fully disbursed first-mortgage loans secured by multifamily properties	70%	65%	60%
Farmland loans	70%	65%	60%
Commercial real estate loans (owner & non-owner occupied)	70%	65%	60%
Low FICO loans with mitigating factors as defined by FHLBank	60%	55%	50%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and revolving lines of credit (HELOC)	60%	55%	50%
Commercial business loans (CFI only)	60%	55%	50%
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

During 2014, the Bank implemented several changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

Investments

Overview.  The Bank maintains a portfolio of investments for three main purposes: liquidity; collateral for derivative counterparties; and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds and overnight reverse repurchase agreements, to ensure the availability of funds to meet member borrowing requests. In addition, the Bank invests in other short-term instruments, including term Federal funds, and interest-earning certificates of deposit. The Bank also maintains a secondary liquidity portfolio, which consists primarily of U.S. agency debentures and U.S. Treasury securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities may also be pledged as collateral for derivative transactions.

The Bank further enhances income by acquiring securities issued by GSEs and state and local government agencies as well as Agency MBS. The Bank's private label MBS portfolio continues to run-off; no private label MBS have been purchased since late 2007. Securities currently in the portfolio were required to carry one of the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) or Fitch Ratings (Fitch) at the time of purchase. All MBS securities in the Bank’s investment portfolio were AAA rated at the time of purchase with the exception of one pre-2004 vintage security which was rated AA at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, and to cover operating expenses. See the Credit and Counterparty Risk – Investments discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for discussion of the credit risk of the investment portfolio and further information on these securities’ current ratings.

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

The Bank currently offers three products under the MPF Program to Participating Financial Institutions (PFIs): Original MPF, MPF Government and MPF Xtra. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the Financial Condition section and the Credit and Counterparty Risk - Mortgage Loans discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K.

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

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added 12 new PFIs in 2014, and as of December 31, 2014, 131 members were approved participants in the MPF Program. Of the Bank’s ten largest members, based on asset size, three members have executed PFI agreements. The Bank purchased mortgage loans totaling $366.6 million during 2014, none of which were from these three members.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2014, 50 PFIs were eligible to offer the product. Of these, 15 PFIs sold $73.6 million of mortgage loans through MPF Xtra for 2014. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

The FHLBank of Chicago, in its role as MPF Provider, provides the programmatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides.

“Mortgage Partnership Finance,” “MPF” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

The Bank helps members meet their Community Reinvestment Act (CRA) responsibilities. Through community investment cash advance programs such as AHP and CLP, members have access to subsidized and other low-cost funding. Members use the funds from these programs to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods and help revitalize their communities.
Banking on Business (BOB) Loans

The Bank’s BOB loan program is targeted to members serving small businesses in the Bank’s district to assist in the growth and development of businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. The original intent of the BOB program was a grant program through members to help facilitate community and economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect repayment of the loans directly from the borrowers, the members remit such amounts to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. In 2014 and 2013, the Bank made $2.8 million and $2.7 million available, respectively, to assist small businesses through the BOB loan program.

Deposits

The Act allows the Bank to accept deposits from its members, from any institution for which it is providing correspondent services, from other FHLBanks, or from other Federal instrumentalities. Deposit programs are low-cost funding resources for the Bank, which also provide members a low-risk earning asset that is used in meeting their regulatory liquidity requirements. The Bank offers several types of deposit programs to its members including demand, overnight and term deposits.

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2014 and 2013.

(in millions)	December 31, 2014	December 31, 2013
Consolidated obligation bonds	$43,602.1	$37,694.7
Consolidated obligation discount notes	37,065.7	28,242.2
Total Bank consolidated obligations	80,667.8	65,936.9
Total FHLBank System combined consolidated obligations	$847,174.8	$766,836.9

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

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses to fund advances, the MPF Program and its investment portfolio. Generally, the maturity of these bonds ranges from one year to ten years, although the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. In some instances, the Bank swaps its term fixed-rate debt issuance to floating rates through the use of interest rate swaps. Bonds can be issued through:

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

See the Liquidity and Funding Risk discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information regarding consolidated obligations and related liquidity risk.

Capital Resources

Capital Plan.  The Bank’s Capital Plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. The Capital Plan generally sets the calculation of the annual Membership Asset Value (MAV) stock purchase requirement based on the member’s prior December 31 call report data. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. Agency securities; U.S. Agency MBS; non-Agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. Adjustments to the amount of membership and activity stock that each member must hold can be made periodically by the Bank's Board of Directors in accordance with the terms of the Capital Plan. Ranges have been built into the Capital Plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. Refer to 2014 Capital Plan changes noted below.

Bank capital stock may not be publicly traded; it may be issued, exchanged, redeemed and repurchased at its stated par value of $100 per share. Under the Capital Plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Currently, the Bank's practice is to repurchase all excess capital stock on a weekly basis.

The Bank announced changes to its Capital Plan on July 29, 2014. The changes were effective October 6, 2014 and included the following:

•	creation of two subclasses of capital stock: B1 membership and B2 activity; and

•
widening of requirement ranges on activity-based capital stock for advances (2.0% - 6.0%) and letters of credit (0.0% - 4.0%) and a new activity capital stock category for forward-commitment advances (0.0% - 6.0%).

In addition, the membership stock requirement was reduced from 0.35% to 0.10% as of October 7, 2014. This membership stock requirement change reduced the Bank’s permanent capital stock by $409 million.

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, when the Bank determines to differentiate dividends, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time.

In February, April, July, and October 2014, the Bank paid dividends equal to an annual yield of 2.5%, 4.0%, 4.0%, and 4.0%, respectively. In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.0%; in addition, the Bank paid a special dividend of 2.5% in February 2015 payable to each stockholder based on their annualized stock for the full year.

As of December 31, 2014, the balance in retained earnings was $837.5 million, of which $111.2 million was deemed restricted. Please see the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

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

Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of cost as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank's ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered. Despite these competitive factors, advances rose 26.3% to $63.4 billion at December 31, 2014 compared to $50.2 billion at December 31, 2013. This was primarily driven by increases in fixed- and floating-rate term advance borrowings by several large members seeking to enhance their liquidity positions. Additional details regarding the advance portfolio are available in the Financial Condition discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, and other secondary market conduits. The MPF Program competes with these alternatives, on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by an advance from the Bank. The Bank continues to focus its MPF Program on community and regional institutions.

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

Major Customers

PNC Bank, N.A., Santander Bank, N.A., and Chase Bank USA, N.A. each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2014. See further discussion in Item 1A. Risk Factors and the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2014, the Bank had 217 full-time employee positions and two part-time employee positions, for a total of 218 full-time equivalents. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes.

AHP

The FHLBanks must set aside for the AHP annually, on a combined basis, the greater of an aggregate of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 15 - Affordable Housing Program (AHP) to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP assessment, please see the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis and Note 15 - Affordable Housing Program (AHP) in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

The Bank also makes the Annual Report filed on Form 10-K, Quarterly Reports filed on Form 10-Q, Current Reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Financial Officer, and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2014 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the governance section of the “Investor Relations” link on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge upon written request to the Legal Department at the Bank.

Item 1A: Risk Factors

There are many factors - including those beyond the Bank's control - that could cause financial results to differ significantly from the Bank's expectations. The following discussion summarizes some of the more important factors that should be considered carefully in evaluating the Bank's business. This discussion is not exhaustive and there may be other factors not described or factors, such as credit, market, operations, business, liquidity, interest rate and other risks, changes in regulations, and changes in accounting requirements, which are described elsewhere in this report (see the Risk Management discussion in Item 7. Management's Discussion and Analysis in this Form 10-K), which could cause results to differ materially from the Bank's expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank's business operations, future results of operations, financial condition or cash flows.

The Bank is subject to legislative and regulatory actions, including a complex body of Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission continue to be impacted by the evolving regulations impacting the finance industry. To date, the Bank has effectively implemented all requirements for derivatives clearing including establishing relationships with Futures Commission Merchants (FCMs) and an integration of swap execution facilities. Final regulations regarding non-cleared swaps have not yet been issued. Additional details regarding the Dodd-Frank Act and its implementing regulations are included in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Housing Act was intended to, among other things, address the housing finance crisis, expand the Finance Agency's authority and address GSE reform issues. Several GSE reform bills have been crafted, and the Administration and Congress will further address GSE reform going forward. Depending on the terms, such legislation could have a material effect on the Bank. The series of housing initiatives such as mortgage modification and refinancing programs enacted to aid homeowners have helped to stabilize and heal the housing market. Recently, in an attempt to boost credit availability for housing purchases, the Administration announced the FHA will cut insurance premiums and will continue working toward clarifying putback and indemnification policies. The effects on the mortgage market from these programs and policies, or the introduction of any new programs or policies may impact the value of the Bank's MBS holdings and how the Bank executes loan modifications on its portfolio of mortgages.

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

The Bank cannot predict whether new regulations will be promulgated nor the effect of any new regulations (including, without limitation, capital and liquidity requirements on the Bank’s members) on the Bank's operations. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products, and as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital requirements, an increase in the Banks' cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank. As discussed below, the Finance Agency has issued a proposed rule on membership which could significantly decrease the Bank's assets.

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

One or more significant Bank borrowing members could choose to decrease their business activities with the Bank, move their business to another FHLBank, merge into a nonmember or withdraw their membership, which could lead to a significant decrease in the Bank's total assets. Membership withdrawal may be due to a move to another FHLBank district. If member institutions are acquired by institutions outside the Bank's district and the acquiring institution decides not to maintain membership (for example, by dissolving charters), the Bank may be adversely affected, resulting in lower demand for products and services and ultimately requiring the redemption of related capital stock. In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by suspending, or otherwise restricting, dividend payments and repurchases of excess capital stock, raising advance rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank's size and profitability at the time the financial institution ceases to be a borrower.

At December 31, 2014, the Bank's five largest customers, PNC Bank, N.A., Chase Bank USA, N.A., Santander Bank, N.A., TD Bank, N.A., and Ally Bank, accounted for 75% of its TCE and owned 70% of its outstanding capital stock. Of these members, PNC Bank, N.A., Santander Bank, N.A., and Chase Bank USA, N.A. each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations. As discussed in the Legislative and Regulatory Developments section of this Form 10-K, the Finance Agency has issued a proposed rule which would amend its membership regulation to impose, among other requirements, certain initial and ongoing asset tests on prospective and current Bank members. Current members that fail the applicable tests would be subject to having their membership terminated. Any outstanding advances to the terminated members would mature over their remaining life. This could have a material impact on the Bank. Additionally, under the proposed rule, prospective members that fail the tests would not be eligible for membership, and all captive insurance companies would be ineligible for membership.

See further discussion regarding member TCE and advance exposure in the Credit and Counterparty Risk - TCE and Collateral section of Risk Management in Item 7. Management's Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data both in this Form 10-K.

The Bank faces competition for advances, mortgage loan purchases and access to funding, which could negatively impact earnings.

The Bank's primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including commercial banks and their investment banking divisions, the FRBs, providers of brokered deposits and, in some circumstances, other FHLBanks. Members have access to alternative funding sources, which may offer more favorable terms than the Bank offers on its advances, including more flexible credit or collateral standards. In addition, many of the Bank's competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

The availability of alternative funding sources that is more attractive than those funding products offered by the Bank may significantly decrease the demand for advances. Any changes made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease advance profitability. A decrease in advance demand or a decrease in the Bank's profitability on advances could negatively affect its financial condition and results of operations.

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank's strongest competitors are large mortgage aggregators and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or a similar program known as the Mortgage Purchase Program (MPP). Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Some of these mortgage loan competitors have greater resources, larger volumes of business, longer operating histories and more product offerings. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and consequently lower net income.

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

Although the Bank benefited from more favorable market conditions in 2014, new or continued global financial market disruptions combined with a still-recovering housing market, could result in uncertainty and unpredictability for the Bank in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

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

During 2014, the U.S. economy displayed favorable trends with solid growth, low inflation, and an improving labor market. There were, however, a number of important developments in 2014; a flattening in the long end of the yield curve; a series of geopolitical shocks; appreciation of the dollar; and the dramatic fall in the price of oil. Recent dollar appreciation will tend to restrain growth and recent declines in fuel prices will tend to boost growth. 2015 is expected to be a year of transition to a very different environment for policymakers and financial market participants. By the middle of 2015, the unemployment rate is expected to be approaching normal and the Federal Reserve will be anticipating tighter labor markets to shift inflation risks toward the upside and are expected to hike rates. While U.S. economic performance in 2015 is expected to provide a continuation of the favorable trends in the second half of 2014, uncertainty over the effect of recent changes in the key influences on U. S. economic growth could affect the Bank’s financial condition and results of operations going forward.

The Bank is affected by the global economy through member ownership and investor appetite. Changes in perception regarding the stability of the U.S. economy, the creditworthiness of the U.S. government, the degree of government support of financial institutions or the depletion of funds available for investment by overseas investors could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt. While the Bank’s debt costs are still at historical lows, the net spread on debt has tightened as debt costs have been driven closer to U.S. Treasury debt costs.

Geopolitical conditions can also affect earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism, or military conflicts, could affect business and economic conditions in the U.S., including both debt and equity markets.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2014, out of a total of $847 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $81 billion, or approximately 9.6% of the total.

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

As of March 11, 2015, FHLBank System consolidated obligation bonds have been assigned Aaa/Stable Outlook and AA+/Stable Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. With the exception of FHLBank of Seattle, which has a long-term rating of AA/Stable Outlook by S&P, all FHLBanks have been assigned a long-term rating of Aaa/Stable Outlook and AA+/Stable Outlook by Moody’s and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody’s and S&P, respectively. These ratings indicate that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered further by at least one NRSRO. This could adversely affect the Bank's costs of doing business as described above. In addition, further downgrades could negatively impact the Bank's reputation and may result in heightened scrutiny by the regulator.

Additional ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. In some states, acceptance of the Bank's letters of credit as collateral for public funds deposits requires an AAA rating from at least one rating agency. If all the NRSROs downgrade their ratings as described above, the Bank's letters of credit business in those states may be affected and the amount of the Bank's letters of credit may be reduced, both of which could negatively affect financial condition and results of operations. The Bank's costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AA+.

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

Regulatory changes are resulting in necessary updates to the Bank's current computer information systems to support the requirements. Given the timing of these requirements, changes to the Bank's existing infrastructure may not be fully implemented and the Bank may need to implement work-arounds, at least in the short term. Recent legislative and regulatory proposals regarding enhanced cybersecurity standards and requirements may result in increased costs to the Bank as well as additional work-arounds until the Bank fully implements technology necessary to meet these additional requirements.

The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber-security risks and cyber incidents. For example, the Bank provides on-line banking transactional capability to enable its members to execute borrowing and other transactions with the Bank. Although the Bank has security measures in place and devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. To date, the Bank has not experienced a successful cyber-security incident related to malicious code, unauthorized access or other various cyber-attack vectors that affected Bank systems or operations in any material manner. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against cyber-security attacks. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers), corrupt data or cause operational disruption. This may result in financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, litigation, penalties, and reputational damage.

The Bank may be unable to optimally manage its market risk due to unexpected sizable adverse market movements that threaten the Bank's interest rate risk/market risk profile faster than Bank strategies can offset. In addition, the Bank’s MBS portfolio introduces specific interest rate and prepayment risk, which may impact collectability of principal and interest on those investments. Not prudently managing this risk may adversely affect the Bank's net interest income, results of operations and the market value of its equity.

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

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank's income. However, market movements and volatility affecting the valuation of instruments in hedging relationships can cause income volatility in the form of hedge ineffectiveness. Should the use of derivatives be limited as a result of derivative clearing regulation or other efforts, with that activity being replaced with a higher volume of debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities. Changes in the evaluation of derivative mark-to-market positions could also result in additional hedge ineffectiveness and affect the Bank's income and balance sheet management.

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

With respect to the Bank’s MBS portfolio, increases in interest rates may slow prepayments and extend mortgage cash flows. If the debt funding the mortgage assets matures, it could be re-issued at a higher rate and decrease the Bank's net interest income.

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

The Bank invests in MBS and is subject to limited risk regarding credit deterioration, due diligence and monitoring of the portfolio. The Bank is also subject to the risk that MBS servicers may fail to perform their obligations to service mortgage loans as collateral for MBS. These risks have adversely impacted the Bank's results of operations and capital position.

The Bank currently invests in Agency and other U.S. obligation MBS, which support the Bank’s mission. Prior to 2008, the Bank also had invested in private label MBS, which exposed the Bank to a higher level of credit risk relative to the other investments within the Bank’s portfolio, and resulted in credit-related OTTI losses over the last several years. However, this portion of the Bank’s portfolio has continued to run off, with no new investments purchased since 2007; no credit-related OTTI losses were recognized in 2014. Given the profile of the current portfolio, the Bank is subject to less credit risk.

MBS are backed by residential mortgage loans, the properties of which are geographically diverse, but could include exposure in some areas that experienced a rapid decline in property values. The MBS portfolio is also subject to interest rate risk, prepayment risk, operational risk, servicer risk and originator risk, all of which can have a negative impact on the underlying collateral of the MBS investments. The rate and timing of unscheduled payments and collections of principal on mortgage loans serving as collateral for these securities are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit, loan modifications and other economic, demographic, geographic, tax and legal factors.

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

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 3.6% of the Bank's total assets as of December 31, 2014 and approximately 20.7% of the Bank's total interest income in 2014. In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. The Finance Agency made a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing of their home mortgage. Other agencies have also implemented programs over the last few years aimed at preventing foreclosure, including Home Affordable Modification Program (HAMP) and the Principal Reduction Alternative. The Bank offers a loan modification program for its MPF Program loans. To date, the Bank has not experienced any significant impact on its portfolio levels from the HARP program, the Bank's MPF loan modification program or the existing foreclosure prevention programs. However, program execution and related changes, as well as any new programs at either the federal or state level, may change that experience.

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

The MPF loan portfolio is analyzed for risk of loss due to credit factors through the allowance for loan losses process. If delinquency and loss rates on MPF loans increase, or there are additional declines in residential real estate values, the Bank will likely experience increases in the allowance for loan losses on its MPF loan portfolio.

As a part of the MPF Program, mortgage loans with an LTV ratio of 80% or greater at origination are required to have Primary Mortgage Insurance (PMI) to provide a limited amount of credit protection to the Bank. PMI companies experienced significant credit deterioration due to the mortgage crisis. As a result, the allowance for loan losses was revised to reflect reduced projected claim payments. If PMI companies are unable to pay claims at the contractual rate, additional loan losses could occur.

For the MPF Plus product Master Commitments, Supplemental Mortgage Insurance (SMI) coverage was typically available for PFIs to purchase. Due to a lack of insurers writing new SMI policies, the MPF Plus product is not currently being offered to members and the Bank has not purchased loans under MPF Plus commitments since July 2006. For any legacy MPF Plus SMI exposure with ratings issues, the Bank required the affected PFIs to secure the SMI exposure.

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

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI's obligation to provide credit enhancement, see the Mortgage Partnership Finance Program discussion in Item 1. Business, and Item 7. Management's Discussion and Analysis in this Form 10-K. See additional details regarding SMI exposure in the Credit and

Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

Recent regulations related to capital and liquidity have impacted how dealers are managing their balance sheets. The capacity for FHLBank debt is lower, as dealers have directed their focus on those assets that provide a higher return on equity. The FHLBanks are engaged in discussions with dealers to identify issues and provide strategies that could provide benefits to the business needs of those entities and maintain the level of FHLBank debt on the dealers’ balance sheets.

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

The Bank continued to clear certain derivative transactions through a third-party central clearinghouse in 2014. These swaps are subject to mandatory reporting, record-keeping and documentation requirements established by applicable regulators, and initial variation margin requirements established by the clearinghouse and its clearing members. Guidance from the Commodity Futures Trading Commission (CFTC) also addressed treatment of customer collateral for cleared swaps and additional protections for such collateral. The Dodd-Frank Act is also going to be changing the regulatory landscape for uncleared derivative trades. These trades will eventually be subject to similar new requirements as those for cleared trades, although these changes have not been implemented to date.

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

The Administration and Congress are expected to continue deliberating GSE reform in 2015. The outcome of those deliberations and resulting legislation, if any, could have a material impact on the issuance of and costs associated with FHLBank debt. Additional discussion regarding 2015 ongoing GSE reform efforts is available in the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

In 2014, 18 FDIC-insured institutions failed. Though the number of failures in 2014 was lower than 2013, the number of financial institution failures, mergers and consolidations has been significant in recent years. If member institution failures and mergers or consolidations occur affecting the Bank's district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank's district. The resulting loss of business could negatively impact the Bank's financial condition and results of operations. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution's obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations and the operational cost of liquidating the collateral. The Bank experienced one member failure in 2014, although the institution had no credit exposure outstanding to the Bank. In this instance, the FDIC was appointed receiver and entered into a purchase and assumption agreement with an out-of-district institution to assume all of the deposits and substantially all of the assets of the failed institution.

The Bank has expanded its number of insurance company members. There are several unique risks the Bank may be exposed to regarding members in the insurance industry. To the extent the Bank determines that the risk it faces in regard to an insurance company or insurance company members in a specific state requires additional mitigation, the Bank takes steps to mitigate this risk. These steps may include limits on eligible collateral and establishing over-collateralization levels to address risk of collateral volatility.

In 2014, the Bank approved its first Community Development Financial Institution (CDFI) member. CDFIs are not generally subject to a banking or insurance primary regulatory scheme. The Bank’s lending practices for CDFIs recognize risk differences such as the potential application of the federal bankruptcy code for the insolvency of a CDFI. The Bank takes steps to mitigate this risk, which may include requiring specific over-collateralization levels or limits on eligible collateral. For all insurance company and CDFI members, the Bank requires delivery of collateral pledged to secure the Bank’s advances and other credit products provided to such members.

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

If the number of high quality counterparties available for uncleared hedging transactions decreases, the Bank's ability to enter into hedging transactions may be constrained. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank's credit risk position and the advance products the Bank can offer to members. The European debt crisis has affected the credit quality of those counterparties and limited the global counterparties with whom the Bank does business. The Bank has limited its investment activity to overnight maturities only with European counterparties in AAA- or AA-rated Eurozone countries; term investment exposure is limited to counterparties in the U.S., Canada and Australia. The Bank also requires all derivatives to be collateralized.

For additional discussion regarding the Bank's credit and counterparty risk, see the Credit and Counterparty Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

The Bank is required to maintain sufficient permanent capital, defined as capital stock plus retained earnings, to meet its combined risk based capital (RBC) requirements. These requirements include components for credit risk, market risk and operational risk. Each of the Bank's investments carries a credit RBC requirement that is based on the rating of the investment. As a result, ratings downgrades or credit deterioration of individual investments would cause an increase in the total credit RBC requirement. Additionally, the market values on private label MBS would have a significant impact on the market RBC requirement. The Bank is also required to maintain certain regulatory capital and leverage ratios, which it has done. Any violation of these requirements will result in prohibitions on stock redemptions and repurchases and dividend payments.

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

The Finance Agency now requires the FHLBanks to conduct annual stress tests, which are used to evaluate each FHLBank's capital adequacy under various economic conditions and financial conditions. Each FHLBank is required to provide an annual report on the results of the stress tests to the Finance Agency and Federal Reserve. The Bank first reported stress test results in April 2014. The next stress test reporting is due April 30, 2015. See the Risk Governance discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for additional details regarding the current year stress test results.

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

Bank management exercises significant judgment in assigning fair value to all of its financial assets and liabilities. These fair values are reported in Note 20 - Estimated Fair Values to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The fair values assigned to financial assets and liabilities have a considerable impact on the Bank's market value of equity. If market values are inaccurate, decisions regarding management of the balance sheet may be negatively affected. Management monitors market conditions and takes what it deems to be appropriate action to preserve the value of equity and earnings. The ability to appropriately manage the market value of equity is dependent on reliable information regarding the market conditions in which the Bank is operating. For additional discussion regarding market value of equity and OTTI, see Risk Management in Item 7. Management's Discussion and Analysis and Note 7 - OTTI to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, in this Form 10-K.

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

The Bank's controls and procedures may fail or be circumvented, risk management policies and procedures may be inadequate and circumstances beyond the Bank's control could cause unexpected operating losses. Failures of critical vendors and other third parties could disrupt the Bank’s ability to conduct business. In addition, the loss of key employees may have an adverse effect on the Bank's business and operations.

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

The Bank relies on vendors and other third parties to perform certain critical services. A failure in, or interruption to, one or more of those services provided could constrain, disrupt or otherwise negatively affect the Bank’s ongoing operations. Additionally, the use of vendors and other third parties could expose the Bank to the risk of a loss of intellectual property or confidential information or other harm.

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

Item 3: Legal Proceedings

As previously disclosed, the Bank resolved complaints against various defendants in regard to certain private label MBS purchased by the Bank, which includes, in one instance, a guarantee of an additional cash payment by November 2015. In the fourth quarter of 2014, the Bank obtained an order from the trial court approving its motion to discontinue its cases against McGraw-Hill related to certain private label MBS purchased by the Bank.

In addition, on February 12, 2015, the Bank issued a Current Report on Form 8-K regarding a settlement the Bank concluded in the amount of $15.3 million, which is net of legal fees and expenses. This settlement relates to the Bank’s previously disclosed proof of claim against Lehman Brothers Holdings, Inc. and Structured Asset Securities Corp. See Note 21 - Subsequent Events in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Item 4: Mine Safety Disclosures

Not applicable.

PART II – OTHER INFORMATION

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. This is referred to as mandatorily redeemable capital stock. The Bank reclassifies stock subject to redemption from capital stock to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or other involuntary termination from membership. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s Capital Plan. Effective December 3, 2014, the Bank's practice is to repurchase all excess capital stock on a weekly basis.

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. For changes made to the Bank’s Capital Plan in 2014, see Capital Resources in Item 1. Business in this Form 10-K. Par value of each share of capital stock is $100. As of December 31, 2014, the total mandatorily redeemable capital stock reflected the balance for two institutions, one of which was merged out of district and is considered to be a nonmember. The other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The total number of shares of capital stock outstanding as of December 31, 2014 was 30,415,617 of which members held 30,410,457 shares and one nonmember held 5,160 shares.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)	2014	2013
First quarter	$16.8	$2.2
Second quarter	28.7	2.0
Third quarter	28.0	7.0
Fourth quarter	30.4	10.2

See Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statement of Income data for 2014, 2013 and 2012, and the Condensed Statement of Condition data as of December 31, 2014 and 2013 are derived from the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Statement of Income data for 2011 and 2010 and the Condensed Statement of Condition data as of December 31, 2012 and 2011 are derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2012 Form 10-K. The Condensed Statement of Condition data as of December 31, 2010 is derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2011 Form 10-K.

Condensed Statement of Income

		Year Ended December 31,
(in millions, except per share data)	2014	2013	2012	2011	2010
Net interest income	$283.1	$195.1	$209.8	$154.4	$233.3
Provision (benefit) for credit losses	(4.1)	(1.8)	0.4	10.0	(2.4)
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	—	(0.4)	(11.4)	(45.1)	(158.4)
Net gains (losses) on trading securities	22.4	(4.6)	0.4	(0.1)	(0.3)
Net realized gains from sale of available-for-sale (AFS) securities	—	—	—	7.3	8.3
Net gains (losses) on derivatives and hedging activities	(37.5)	30.2	10.7	(5.7)	(4.7)
Net gains (losses) on extinguishment of debt	—	9.6	—	—	(12.3)
Gains on litigation settlements, net	70.9	1.5	—	—	—
Other, net	19.8	11.2	7.4	10.6	11.3
Total other noninterest income (loss)	75.6	47.5	7.1	(33.0)	(156.1)
Other expense	78.6	80.0	72.3	65.0	68.3
Income before assessments	284.2	164.4	144.2	46.4	11.3
Assessments (2)	28.4	16.6	14.5	8.4	3.0
Net income	$255.8	$147.8	$129.7	$38.0	$8.3
Earnings per share (3)	$8.89	$5.40	$4.28	$1.05	$0.21

Dividends (4)	$103.9	$21.4	$5.8	$—	$—
Dividend payout ratio(5)	40.64%	14.49%	4.30%	—%	—%
Return on average equity	6.83%	4.32%	3.75%	0.98%	0.21%
Return on average assets	0.36%	0.24%	0.23%	0.07%	0.01%
Net interest margin (6)	0.40%	0.32%	0.37%	0.30%	0.39%
Regulatory capital ratio (7)	4.53%	5.16%	5.89%	7.44%	8.28%
GAAP capital ratio(8)	4.67%	5.22%	5.31%	6.47%	7.79%
Total average equity to average assets	5.22%	5.60%	6.02%	7.53%	6.00%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Includes Resolution Funding Corporation (REFCORP) assessments through second quarter 2011. On August 5, 2011, the FHLBanks fully satisfied the REFCORP obligation; as a result, the Bank did not record any REFCORP assessments after the second quarter of 2011. Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund AHP. AHP assessments are included for all periods presented.
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
(8) GAAP capital ratio is sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	December 31,
(in millions)	2014	2013	2012	2011	2010
Cash and due from banks	$2,451.1	$3,121.3	$1,350.6	$634.3	$143.4
Investments(1)	16,528.4	13,875.2	19,057.2	16,639.5	18,751.7
Advances	63,408.4	50,247.5	40,497.8	30,604.8	29,708.4
Mortgage loans held for portfolio, net(2)	3,123.3	3,224.1	3,532.5	3,883.1	4,483.0
Prepaid REFCORP assessment	—	—	—	—	37.6
Total assets	85,677.1	70,670.9	64,616.3	51,994.3	53,386.7
Consolidated obligations, net:
Discount notes	37,058.1	28,236.3	24,148.5	10,921.5	13,082.1
Bonds	43,714.5	37,698.3	35,135.6	35,613.0	34,129.3
Total consolidated obligations, net(3)	80,772.6	65,934.6	59,284.1	46,534.5	47,211.4
Deposits	641.2	694.4	999.9	1,099.7	1,167.0
Mandatorily redeemable capital stock	0.6	—	431.6	45.7	34.2
AHP payable	56.0	36.3	24.5	13.6	13.6
Total liabilities	81,674.1	66,978.7	61,187.3	48,331.4	49,225.8
Capital stock - putable	3,041.0	2,962.2	2,816.0	3,389.9	3,986.9
Unrestricted retained earnings	726.3	625.6	528.8	430.8	397.3
Restricted retained earnings (4)	111.2	60.1	30.5	4.5	—
AOCI	124.5	44.3	53.7	(162.3)	(223.3)
Total capital	4,003.0	3,692.2	3,429.0	3,662.9	4,160.9
Notes:
(1) Includes trading, AFS and Held-to-maturity (HTM) investment securities, securities purchased under agreements to resell, Federal funds sold, and interest-bearing deposits.
(2) Net of allowance for loan losses of $7.3 million, $11.4 million, $14.2 million, $14.3 million and $3.2 million at December 31, 2014 through 2010, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $847.2 billion, $766.8 billion, $687.9 billion, $691.9 billion, and $796.4 billion at December 31, 2014 through 2010, respectively.
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

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During 2014, funding spreads(i.e., the cost of FHLBank debt relative to LIBOR) generally improved due to more favorable market conditions.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on capital and short-term investments will be limited in light of the Federal Reserve policy of maintaining the Federal funds rate at zero to 25 basis points. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

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

Results of Operations. For 2014, the Bank recorded net income of $255.8 million, up $108.0 million from $147.8 million in 2013. This increase was driven primarily by higher net interest income, gains on litigation settlements (net of legal fees and expenses), and net gains on trading securities, partially offset by net losses on derivatives and hedging activities. Net interest income for 2014 increased to $283.1 million, an increase of $88.0 million compared to $195.1 million in 2013. This increase was primarily due to lower interest expense on consolidated obligation bonds and higher interest income on advances and prepayment fees on advances. In 2014, the Bank recorded $70.9 million in gains on the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label MBS, compared to $1.5 million in 2013.

During the fourth quarter of 2014, the Bank recorded net income of $64.3 million, an increase of $20.6 million from $43.7 million in the fourth quarter of 2013. The increase was due to the same factors impacting net income as noted above. Net interest income for the fourth quarter of 2014 was $82.7 million compared to $60.1 million for the fourth of quarter 2013, primarily due to higher interest income on advances, prepayment fees on advances and lower interest expense on consolidated obligation bonds, partially offset by lower interest income on mortgage loans held for portfolio. In the fourth quarter of 2014, the Bank recorded a $20.2 million gain on the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label MBS; there was no such gain in the fourth quarter of 2013.

The net interest margin for 2014 was 40 basis points compared to 32 basis points in 2013. The eight basis point increase was due primarily to lower funding cost on bonds and an increase in the level of discount notes relative to the total debt portfolio.

Financial Condition. Advances. Advances totaled $63.4 billion at December 31, 2014, compared to $50.2 billion at December 31, 2013. Demand for advances has increased primarily due to the increased liquidity needs of several large members. While the size of the advance portfolio increased during 2014, the average life of an advance has decreased modestly. At December 31, 2014, approximately 53% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 55% at December 31, 2013.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At December 31, 2014, the Bank held $16.5 billion of total investment securities, including trading, AFS and HTM investment securities as well as interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2013, these investments totaled $13.9 billion. The increase of $2.6 billion was primarily driven by increases in Federal funds sold due to market-driven demand and by purchases of AFS securities, notably GSE and TVA obligations. The remaining balance of the private label MBS continues to decline primarily due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations. The Bank's consolidated obligations totaled $80.8 billion at December 2014, an increase of $14.9 billion from December 31, 2013. This growth in consolidated obligations was due to increases in both discount notes and bonds, primarily to support advance activity. At December 31, 2014, bonds represented 54% of the Bank's consolidated obligations, compared with 57% at December 31, 2013. Discount notes represented 46% of the Bank's consolidated obligations at December 31, 2014 compared with 43% at year-end 2013.

Capital Position and Regulatory Requirements. Total retained earnings at December 31, 2014 were $837.5 million, up from $685.7 million at year-end 2013 reflecting the Bank's net income for 2014 partially offset by dividends paid. AOCI was $124.5 million at December 31, 2014 and increase of $80.2 million from December 31, 2013. This improvement was due to the increase in fair values of securities within the AFS portfolio.

In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.0%. In addition, the Bank paid a special dividend of 2.5% payable to each stockholder based on average member capital stock for the full year of 2014.

The Bank met all of its capital requirements as of December 31, 2014, and in the Finance Agency’s most recent determination, as of September 30, 2014, the Bank was deemed "adequately capitalized."

2015 Outlook

The Bank anticipates that advances will continue to fluctuate in 2015 as its members' demand for advances is influenced by various factors. Future opportunities and challenges will arise with potential changes in the Bank’s operating landscape including GSE and housing finance reform, an uneven housing and economic recovery, various legislative actions and mounting regulatory compliance requirements. The Bank may see growth in advances from its insurance company member segment.

The Finance Agency's rules on strategic business plan requirements for the FHLBanks and prudential standards require the FHLBanks to develop plans for maximizing activities that enhance their housing finance mission and manage asset and investment growth in a manner compatible with mission goals. The Bank has incorporated mission-activity measures into the Bank’s strategic planning process, which facilitates regular engagement with its Board and the Finance Agency. The Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities throughout the nation.

Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $255.8 million for 2014, compared to $147.8 million for 2013. The $108.0 million increase was driven primarily by higher net interest income, gains on litigation settlements (net of legal fees and expenses), and net gains on trading securities, partially offset by net losses on derivatives and hedging activities. Net interest income was $283.1 million for 2014, an increase of $88.0 million from $195.1 million in 2013, primarily due to lower interest expense on consolidated obligation bonds and higher interest income on advances and prepayment fees on advances. In 2014, the Bank recorded gains of $70.9 million on the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label MBS, compared to $1.5 million in 2013. Net gains on trading securities were $22.4 million for 2014, an increase of $27.0 million compared to a net loss of $4.6 million in 2013. Net losses on derivatives and hedging activities were $37.5 million in 2014, a decrease of $67.7 million compared to a net gain of $30.2 million in 2013. The Bank’s return on average equity for the 2014 was 6.83% compared to 4.32% for the comparable prior year period.

2013 vs. 2012. The Bank recorded net income of $147.8 million in 2013 and $129.7 million in 2012. This improvement in results was driven primarily by higher net gains on derivatives and hedging activities, lower OTTI credit losses, and net gains on the early extinguishment of debt, partially offset by lower net interest income and higher other expenses in 2013. The Bank’s return on average equity for 2013 was 4.32%, compared to 3.75% for 2012.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2014, 2013 and 2012.
Average Balances and Interest Yields/Rates Paid

	2014			2013			2012
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$5,734.2	$3.9	0.07	$5,815.3	$5.2	0.09	$5,388.0	$7.6	0.14
Interest-bearing deposits(2)	443.3	0.4	0.08	458.5	0.5	0.10	487.0	0.7	0.14
Investment securities(3)	11,208.7	219.5	1.96	11,493.9	219.1	1.91	13,902.4	261.5	1.88
Advances(4)	50,376.8	272.9	0.54	39,353.1	230.0	0.58	33,488.1	292.5	0.87
Mortgage loans held for portfolio(5)	3,160.1	129.4	4.09	3,400.1	141.7	4.17	3,670.8	168.1	4.58
Total interest-earning assets	70,923.1	626.1	0.88	60,520.9	596.5	0.99	56,936.3	730.4	1.28
Allowance for credit losses	(10.4)			(15.1)			(16.9)
Other assets(6)	850.7			650.4			596.8
Total assets	$71,763.4			$61,156.2			$57,516.2
Liabilities and capital:
Deposits (2)	$700.5	$0.2	0.03	$813.8	$0.3	0.04	$1,092.0	$0.5	0.05
Consolidated obligation discount notes	27,793.8	24.2	0.09	18,733.5	18.5	0.10	16,356.3	18.1	0.11
Consolidated obligation bonds(7)	38,618.7	318.4	0.82	36,999.8	381.3	1.03	35,072.0	501.3	1.43
Other borrowings	2.9	0.2	6.73	198.9	1.3	0.67	244.5	0.7	0.26
Total interest-bearing liabilities	67,115.9	343.0	0.51	56,746.0	401.4	0.71	52,764.8	520.6	0.98
Other liabilities	902.2			983.3			1,288.9
Total capital	3,745.3			3,426.9			3,462.5
Total liabilities and capital	$71,763.4			$61,156.2			$57,516.2
Net interest spread			0.37			0.28			0.30
Impact of noninterest-bearing funds			0.03			0.04			0.07
Net interest income/net interest margin		$283.1	0.40		$195.1	0.32		$209.8	0.37
Average interest-bearing assets to interest-bearing liabilities	105.7%			106.7%			107.9%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.5 billion, $0.7 billion and $1.1 billion in 2014, 2013 and 2012, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(28.2) million, $53.1 million and $307.1 million in 2014, 2013 and 2012, respectively.

Net interest income increased $88.0 million in 2014 compared to 2013 primarily due to both higher interest income and lower interest expense. The rate paid on interest-bearing liabilities declined 20 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. Interest-earning assets increased 17.2% with higher demand for advances being partially offset by lower purchases of investments and mortgage loans. Higher interest income on advances was partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on investment securities increased slightly due to an increase in yield which more than offset a decline in volume. Interest income on mortgage loans declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2014, 2013 and 2012.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2014 Compared to 2013			2013 Compared to 2012
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.1)	$(1.2)	$(1.3)	$0.5	$(2.9)	$(2.4)
Interest-bearing deposits	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Investment securities	(5.5)	5.9	0.4	(45.9)	3.5	(42.4)
Advances	60.7	(17.8)	42.9	45.4	(107.9)	(62.5)
Mortgage loans held for portfolio	(9.9)	(2.4)	(12.3)	(11.9)	(14.5)	(26.4)
Total interest-earning assets	$45.2	$(15.6)	$29.6	$(11.9)	$(122.0)	$(133.9)

Interest-bearing deposits	$—	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.2)
Consolidated obligation discount notes	8.1	(2.4)	5.7	2.5	(2.1)	0.4
Consolidated obligation bonds	16.1	(79.0)	(62.9)	26.3	(146.3)	(120.0)
Other borrowings	(2.5)	1.4	(1.1)	(0.2)	0.8	0.6
Total interest-bearing liabilities	$21.7	$(80.1)	$(58.4)	$28.5	$(147.7)	$(119.2)
Total increase (decrease) in net interest income	$23.5	$64.5	$88.0	$(40.4)	$25.7	$(14.7)

Interest income increased in 2014 compared to 2013 due to volume increases partially offset by rate decreases. At the same time interest expense decreased due to rate declines that were partially offset by volume increases. The interest income increase was primarily advance driven. The decrease in interest expense was primarily related to a decrease in rates paid on consolidated obligation bonds. Since the beginning of 2013, approximately $2.3 billion of high cost consolidation obligation bonds with a weighted average yield of 5.0% has matured.
Average investment balances decreased year-over-year. The decrease was driven by lower MBS, certificates of deposit and U.S. Treasury bill balances partially offset by an increase in Agency notes. The rate increase for investment securities was due to the reduced levels of lower-yielding certificates of deposit and U.S. Treasury bills in the portfolio along with increased OTTI-related accretion adjustments due to significant improvements in cash flows.
The following table presents the average par balances, during each of the years, of the Bank's advance portfolio. These balances do not reflect any hedge accounting adjustments.

(in millions)				Change 2014 vs. 2013	Change 2013 vs. 2012
Product	2014	2013	2012	%	%
Repo/Mid-Term Repo	$17,903.4	$12,687.7	$10,873.3	41.1	16.7
Core (Term)	30,091.4	23,627.7	18,204.1	27.4	29.8
Convertible Select	1,929.0	2,351.7	3,232.9	(18.0)	(27.3)
Total par value	$49,923.8	$38,667.1	$32,310.3	29.1	19.7

The increase in advance volume from 2013 to 2014 led to an increase in interest income, partially offset by a decrease in the yield. Competitively priced advance rates and members' liquidity needs contributed to the increase in advance balances. The yield on advances declined as the 2014 portfolio was comprised of more short-term and variable rate advances with relatively lower yields.

The average mortgage loans held for portfolio balance declined in 2014 due to the continued run-off of the MPF Plus portfolio. The Bank has not purchased loans into this portion of the portfolio since July 2006, and the run-off more than offset purchases of new loans into the Original MPF portfolio. Interest income decreased primarily due to lower average portfolio balances.

The average consolidated obligations portfolio balance increased in 2014 from 2013 as average discount note and bond balances both increased. However, interest expense on the portfolio declined due to a decrease in rates paid, which more than offset the volume increase. The rate decrease on bonds was primarily due to longer-term debt that was called or matured and then replaced with lower cost debt. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. During 2014, funding spreads to LIBOR generally improved as the unfavorable market conditions present during much of 2013 receded. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

2013 vs. 2012. Interest income and interest expense each decreased in 2013 compared to 2012, driven by rate decreases. Interest income declined on the advances portfolio as the rate decrease was partially offset by a volume increase. The investment securities portfolio experienced a volume decrease while the mortgage loans held for portfolio declined due to both volume and rate decreases. Total interest expense decreased primarily from a decrease in rates paid for consolidated obligation bonds.

The advance rate decrease was driven by lower prepayment fees in 2013 and changes in the composition of the portfolio. Members’ liquidity needs contributed to the increase in advance volume. Average investment balances declined in 2013, driven by lower certificates of deposit, U.S. Treasury bill and MBS balances partially offset by increases in agency notes.

Consolidated obligation balances increased in 2013 commensurate with the increase in interest-earning assets.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2014, 2013 and 2012. Derivative and hedging activities are discussed below.

2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$50,376.8	$272.9	0.54	$507.5	1.01	$(234.6)	(0.47)
Mortgage loans held for portfolio	3,160.1	129.4	4.09	132.5	4.19	(3.1)	(0.10)
All other interest-earning assets	17,386.2	223.8	1.29	235.3	1.35	(11.5)	(0.06)
Total interest-earning assets	$70,923.1	$626.1	0.88	$875.3	1.23	$(249.2)	(0.35)
Liabilities:
Consolidated obligation bonds	$38,618.7	$318.4	0.82	$577.9	1.50	$(259.5)	(0.68)
All other interest-bearing liabilities	28,497.2	24.6	0.09	24.6	0.09	—	—
Total interest-bearing liabilities	$67,115.9	$343.0	0.51	$602.5	0.90	$(259.5)	(0.39)
Net interest income/net interest spread		$283.1	0.37	$272.8	0.33	$10.3	0.04

2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$39,353.1	$230.0	0.58	$494.5	1.26	$(264.5)	(0.68)
Mortgage loans held for portfolio	3,400.1	141.7	4.17	145.5	4.28	(3.8)	(0.11)
All other interest-earning assets	17,767.7	224.8	1.27	228.0	1.28	(3.2)	(0.01)
Total interest-earning assets	$60,520.9	$596.5	0.99	$868.0	1.44	$(271.5)	(0.45)
Liabilities:
Consolidated obligation bonds	$36,999.8	$381.3	1.03	$631.2	1.71	$(249.9)	(0.68)
All other interest-bearing liabilities	19,746.2	20.1	0.10	20.1	0.10	—	—
Total interest-bearing liabilities	$56,746.0	$401.4	0.71	$651.3	1.15	$(249.9)	(0.44)
Net interest income/net interest spread		$195.1	0.28	$216.7	0.29	$(21.6)	(0.01)

2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$33,488.1	$292.5	0.87	$695.3	2.08	$(402.8)	(1.21)
Mortgage loans held for portfolio	3,670.8	168.1	4.58	171.8	4.68	(3.7)	(0.10)
All other interest-earning assets	19,777.4	269.8	1.36	269.8	1.36	—	—
Total interest-earning assets	$56,936.3	$730.4	1.28	1,136.9	2.00	$(406.5)	(0.72)
Liabilities:
Consolidated obligation bonds	$35,072.0	$501.3	1.43	$712.6	2.03	$(211.3)	(0.60)
All other interest-bearing liabilities	17,692.8	19.3	0.11	19.3	0.11	—	—
Total interest-bearing liabilities	52,764.8	520.6	0.98	731.9	1.39	(211.3)	(0.41)
Net interest income/net interest spread		209.8	0.30	405.0	0.61	$(195.2)	(0.31)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

In 2014, the use of derivatives resulted in increases to both net interest income and net interest spread. By comparison, derivatives had little impact on either net interest income or net interest spread in 2013. In 2012, both net interest income and net interest spread were negatively impacted by the use of derivatives. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans for 2014 was $(4.1) million compared to $(1.9) million in 2013. The benefit was primarily due to a decrease in delinquencies, overall improvement in the housing market and a change in the allowance estimate as a result of the adoption of certain provisions of AB 2012-02. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to troubled debt restructures (TDRs). Beginning January 1, 2014, the Bank adopted the classification provisions of AB 2012-02. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent, which are comprised primarily of MPF loans that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property.

2013 vs. 2012. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(1.9) million in 2013 compared to $0.4 million in 2012. The 2013 benefit was due primarily to the MPF Plus portion of the portfolio which had a benefit of $(2.4) million partially offset by the Original MPF portion of the portfolio which had a provision of $0.4 million. The benefit on MPF Plus is due primarily to lower estimated losses given default as a result of the improved housing market and an increase in the estimated life of the portfolio due to rising interest rates. The provision on Original MPF is due to the growth of the first loss account (FLA) during 2013 in accordance with the credit structure terms of the product.

Other Noninterest Income

(in millions)	2014	2013	2012
Total OTTI losses	$—	$—	$(2.2)
OTTI losses reclassified (from) AOCI	—	(0.4)	(9.2)
Net OTTI losses, credit portion	—	(0.4)	(11.4)
Net gains (losses) on trading securities	22.4	(4.6)	0.4
Net gains (losses) on derivatives and hedging activities	(37.5)	30.2	10.7
Net gains on extinguishment of debt	—	9.6	—
Gains on litigation settlements, net	70.9	1.5	—
Standby letter of credit fees	17.4	9.1	5.6
Other, net	2.4	2.1	1.8
Total other noninterest income	$75.6	$47.5	$7.1

The Bank's higher total other noninterest income for 2014 compared to 2013 was due primarily to the settlement of litigation claims, net of legal fees and expenses, net gains on trading securities, and standby letter of credit fees, partially offset by net losses on derivatives and hedging activities. In 2014, the Bank resolved complaints against various defendants in regard to certain private label MBS purchased by the Bank which resulted in net gains on litigation settlements of $70.9 million. One of the agreements includes a guarantee of an additional cash payment, with final amounts to be resolved by November 2015; this is not included in the $70.9 million. The increase in standby letter of credit fees was due to higher volume. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank’s trading portfolio due to lower long-term market rates. The activity related to derivatives and hedging activities is discussed in more detail below.

2013 vs. 2012. The Bank’s higher total other noninterest income for 2013 compared to 2012 reflected higher net gains on derivatives and hedging activities, lower net OTTI credit losses, and net gains on early extinguishment of debt. During the third quarter of 2013, the Bank had two repurchases of swapped callable bonds totaling $758 million, resulting in a net gain of $9.6 million. See additional discussion of OTTI charges in Credit and Counterparty Risk - Investments in the Risk Management section of this Item 7.

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

The Bank's hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank's balance sheet, but they do not qualify for hedge accounting and/or the Bank does not elect to apply hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes nor does it have any cash flow hedges.

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

The following table details the net effect of derivatives and hedging activities for 2014, 2013 and 2012.

	2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(8.9)	$—	$(3.1)	$25.7	$—	$13.7
Net interest settlements included in net interest income (2)	(225.7)	(11.5)		233.8	—	(3.4)
Total effect on net interest income (loss)	$(234.6)	$(11.5)	$(3.1)	$259.5	$—	$10.3
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$3.9	$(1.6)	$—	$2.0	$—	$4.3
Gains (losses) on derivatives not receiving hedge accounting	(7.2)	(81.4)	(10.3)	56.7	0.4	(41.8)
Total net gains (losses) on derivatives and hedging activities	$(3.3)	$(83.0)	$(10.3)	$58.7	$0.4	$(37.5)
Total net effect of derivatives and hedging activities	$(237.9)	$(94.5)	$(13.4)	$318.2	$0.4	$(27.2)

	2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(9.4)	$—	$(3.8)	$32.1	$18.9
Net interest settlements included in net interest income (2)	(255.1)	(3.2)	—	217.8	(40.5)
Total effect on net interest income (loss)	$(264.5)	$(3.2)	$(3.8)	$249.9	$(21.6)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$3.1	$1.4	$—	$1.2	$5.7
Gains (losses) on derivatives not receiving hedge accounting	—	25.9	18.6	(20.0)	24.5
Total net gains (losses) on derivatives and hedging activities	$3.1	$27.3	$18.6	$(18.8)	$30.2
Total net effect of derivatives and hedging activities	$(261.4)	$24.1	$14.8	$231.1	$8.6

	2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(31.4)	$—	$(3.7)	$30.8	$(4.3)
Net interest settlements included in net interest income (2)	(371.4)	—	—	180.5	(190.9)
Total effect on net interest income (loss)	$(402.8)	$—	$(3.7)	$211.3	$(195.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.2	$—	$—	$4.6	$5.8
Gains (losses) on derivatives not receiving hedge accounting	0.7	(4.5)	5.9	2.8	4.9
Total net gains (losses) on derivatives and hedging activities	$1.9	$(4.5)	$5.9	$7.4	$10.7
Total net effect of derivatives and hedging activities	$(400.9)	$(4.5)	$2.2	$218.7	$(184.5)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During 2014, total ineffectiveness related to these fair value hedges resulted in net gains of $4.3 million compared to net gains of $5.7 million during 2013. The total notional amount increased to $32.2 billion at December 31, 2014 from $25.4 billion at December 31, 2013. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the “Net gains (losses) on derivatives and hedging activities” line item. For economic hedges, the Bank recorded net loss of $(41.8) million in 2014 and net gains of $24.5 million for 2013. The total notional amount of economic hedges was $12.7 billion at December 31, 2014 and $11.8 billion at December 31, 2013.

2013 vs. 2012. Fair Value Hedges. In 2013 and 2012, total ineffectiveness related to fair value hedges resulted in net gains of $5.7 million and $5.8 million, respectively. The total notional amount decreased to $25.4 billion in 2013 from $25.7 billion in 2012.

2013 vs. 2012. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded a net gain of $24.5 million in 2013 and a net gain of $4.9 million in 2012. The total notional amount of economic hedges was $11.8 billion and $5.5 billion at December 31, 2013 and 2012, respectively.

Other Expense

(in millions)	2014	2013	2012
Compensation and benefits	$43.1	$44.7	$36.8
Occupancy	2.6	2.7	2.6
Other	24.6	24.9	25.0
Finance Agency	4.5	4.0	4.6
Office of Finance	3.8	3.7	3.3
Total other expenses	$78.6	$80.0	$72.3

The Bank's total other expenses for 2014 decreased slightly compared to 2013 primarily due to lower compensation and benefits. The decrease included the impact of $6.9 million in voluntary contributions to the Bank’s pension plan in 2014.

2013 vs 2012. The Bank’s higher total other expenses for 2013 compared to 2012 reflected the impact of an $8.5 million voluntary contribution to the Bank’s pension plan in 2013.

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

AHP Assessment

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

The AHP, mandated by statute, is the largest and primary public policy program of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations. The Bank’s contribution was $28.4 million, $16.6 million and $14.5 million as of December 31, 2014, 2013 and 2012 respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2014, 2013, and 2012.

	2014	2013	2012
Funding rounds	1	1	1
Eligible applications	116	132	59
Grants	$15.0 million	$13.6 million	$4.9 million
Projects	38	42	23
Project development costs	$280.9 million	$207.9 million	$112.2 million
Units of affordable housing	1,954	1,430	571

The CLP offers advances at low-cost (i.e., the Bank’s cost of funds), providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2014, the CLP loan balance totaled $524.3 million, compared to $484.6 million at December 31, 2013, reflecting an increase of $39.7 million, or 8.2%.

The First Front Door Program (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. As of December 31, 2014, the FFD commitments were $4.7 million with $4.0 million in grants being disbursed. The remaining commitments less de-obligated funds resulting from commitment cancellations or expirations are expected to be disbursed in 2015.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $85.7 billion at December 31, 2014, compared to $70.7 billion at December 31, 2013. The increase of $15.0 billion was primarily due to higher advances. Advances increased to $63.4 billion at December 31, 2014 from $50.2 billion at December 31, 2013. The following provides additional details regarding the primary components of the Statement of Condition.

As previously noted, the Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. Advances are central to the Bank’s mission and along with MPF loans are critical to the Bank’s continuing ability to meet the needs of its membership and their communities. At December 31, 2014, advances and MPF loans totaled $66.5 billion. The Bank's plan is to keep this mission activity above 70% of consolidated obligation balances. At December 31, 2014, this percentage was 82%.

Advances. Advances (par) totaled $63.1 billion at December 31, 2014 compared to $49.7 billion at December 31, 2013. At December 31, 2014, the Bank had advances to 189 borrowing members, compared to 181 borrowing members at December 31, 2013. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 73.8% of total advances as of December 31, 2014, compared to 77.4% at December 31, 2013.

The following table provides information on advances at par by product type at December 31, 2014 and December 31, 2013.

	December 31,	December 31,
in millions	2014	2013
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$1,100.3	$7,435.0
Core (Term)	28,117.2	10,520.7
Total adjustable/variable-rate indexed	$29,217.5	$17,955.7
Fixed rate:
Repo/Mid-Term Repo	$25,011.7	$17,415.1
Core (Term)	6,723.8	6,839.2
Returnables	—	5,000.0
Total fixed rate	$31,735.5	$29,254.3
Convertible	$1,923.0	$2,255.0
Amortizing/mortgage-matched:
Core (Term)	250.0	249.0
Total par balance	$63,126.0	$49,714.0

The Bank had no putable advances at December 31, 2014 or 2013.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during 2014 and 2013.

	December 31,	December 31,
Member Asset Size	2014	2013
Less than $100 million	25	24
Between $100 million and $500 million	130	117
Between $500 million and $1 billion	45	50
Between $1 billion and $5 billion	33	27
Greater than $5 billion	19	18
Total borrowing members during the year	252	236
Total membership	304	297
Percentage of members borrowing during the period	82.9%	79.5%
Total borrowing members with outstanding loan balances at period-end	189	181
Percentage of members borrowing at period-end	62.2%	60.9%

During 2014, the Bank has experienced a net increase of seven members. The Bank added 16 new members and lost nine members. One member was placed into receivership with its charter being dissolved, two members merged with another institution outside of the Bank's district and six members merged with another institution within the Bank's district.

The following table provides information at par on advances by member classification at December 31, 2014 and December 31, 2013. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

(in thousands)	December 31, 2014	December 31, 2013	Increase/(Decrease)
Member Classification
Large	$47,825.2	$36,945.1	29.4%
Regional	8,041.9	5,567.7	44.4%
Mid-size	2,657.6	2,765.5	(3.9)%
CFI (1)	3,963.9	3,547.3	11.7%
Insurance	633.4	882.9	(28.3)%
Non-member	4.0	5.5	(27.3)%
Total	$63,126.0	$49,714.0	27.0%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

As of December 31, 2014, total advances increased 27% compared with balances at December 31, 2013. Increases were primarily driven by greater demand from the Large members. The decrease in Mid-size was primarily due to one member who was reclassified from Mid-size to Regional due to that member's increase in asset size. Although insurance-related advance balances declined 28%, the Bank remains committed to growing insurance membership and advances. In addition to adding three new insurance members in 2014, seven of the Bank's ten current insurance members used credit products during the year.

See the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2014.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, decreased $100.8 million to $3.1 billion at December 31, 2014. This decline was primarily driven by the continued net run-off of the existing portfolio. The Bank’s focus is on purchasing MPF loans directly originated by community and regional member banks in its district rather than large national originators.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank’s mortgage loans was $1.3 million, $2.5 million, $2.9 million, $4.0 million and $3.9 million, for years 2014 through 2010, respectively. Foregone interest for the Bank’s BOB loans was immaterial. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2014	2013	2012	2011	2010
Advances(1)	$63,408.4	$50,247.5	$40,497.8	$30,604.8	$29,708.4
Mortgage loans held for portfolio, net(2)	3,123.3	3,224.1	3,532.5	3883.1	4,483.0
Nonaccrual mortgage loans(3)	44.6	57.8	72.5	86.1	80.9
Mortgage loans 90 days or more delinquent and still accruing interest(4)	6.8	8.3	7.2	8.5	10.4
BOB loans, net	11.6	11.4	12.8	14.0	14.1
Nonaccrual BOB loans(5)	0.2	0.5	0.6	1.1	19.9
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $12.8 million, $12.0 million, $10.2 million and $4.1 million at December 31, 2014, 2013, 2012 and 2011, respectively.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.
(5) Effective January 1, 2011, only deferred and delinquent BOB loans were considered nonaccrual. Prior to that time, all BOB loans were considered nonaccrual.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2013, and the Original MPF portfolio continues to out-perform the market based on national delinquency statistics. As of December 31, 2014, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the Original MPF portfolio and 3.8% of the MPF Plus portfolio compared with 0.6% and 4.2%, respectively, at December 31, 2013.

Allowance for Credit Losses (ACL).  The Bank has not incurred any losses on advances since its inception. Due to the collateral held as security and the repayment history for advances, management believes that an ACL for advances is unnecessary. This assessment also includes letters of credit, which have the same collateral requirements as advances. See additional discussion regarding collateral policies and standards on the advances portfolio in the Advance Products discussion in Item 1. Business in this Form 10-K.

The ACL on mortgage loans is based on the losses inherent in the Bank's mortgage loan portfolio after taking into consideration the CE structure of the MPF Program. The losses inherent in the portfolio are based on either an individual or collective assessment of the mortgage loans.

The Bank purchases government-guaranteed and/or -insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an ACL.

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled based on current information and events. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs (modified mortgage loans and Chapter 7 bankruptcies). Beginning January 1, 2014, the Bank adopted the classification provisions of AB 2012-02. As a result, the population of individually evaluated mortgage loans expanded to also include impaired loans considered collateral-dependent, which are comprised primarily of MPF loans that are 180 days or more delinquent and loans that are not severely delinquent, but where the borrower has filed for bankruptcy. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property.

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

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2010 through 2014.

(in millions)	2014	2013	2012	2011	2010
Balance, beginning of year	$11.4	$14.2	$14.3	$3.2	$2.7
(Charge-offs) Recoveries, net	0.3	(1.0)	(0.5)	(0.5)	(0.1)
Provision (benefit) for credit losses	(4.4)	(1.8)	0.4	11.6	0.6
Balance, end of year	$7.3	$11.4	$14.2	$14.3	$3.2
As a % of mortgage loans held for portfolio	0.2%	0.4%	0.4%	0.4%	0.1%

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the FLA. Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2014 and December 31, 2013.

	MPF CE structure December 31, 2014		ACL December 31, 2014
(in millions)	FLA	Available CE	Estimate of Credit Loss	Reduction to the ACL due to CE	ACL
Original MPF	$3.2	$157.2	$3.5	$(2.9)	$0.6
MPF Plus	20.0	35.8	15.7	(9.0)	6.7
Total	$23.2	$193.0	$19.2	$(11.9)	$7.3

	MPF CE structure December 31, 2013		ACL December 31, 2013
(in millions)	FLA	Available CE	Estimate of Credit Loss	Reduction to the ACL due to CE	ACL
Original MPF	$2.7	$133.9	$2.3	$(1.7)	$0.6
MPF Plus	22.8	42.7	23.3	(12.5)	10.8
Total	$25.5	$176.6	$25.6	$(14.2)	$11.4

The ACL on mortgage loans decreased $4.1 million to $7.3 million from $11.4 million during 2014. The ACL associated with Original MPF remained the same due to the CE structure of the program. The increased estimate of credit losses during 2014 were covered by the PFI’s through CE. The ACL associated with MPF Plus decreased primarily due to two factors: the resolution of a significant portion of seriously delinquent loans and the Bank began utilizing fair values to estimate credit losses on an increased population of loans. The expanded use of fair values on MPF Plus loans, which were originated in 2006 and earlier, resulted in a lower estimate of loss due in part to an improving housing market reflected in generally higher home values and higher property equity.

The ACL for BOB is based on probability of default and loss given default. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Beginning January 1, 2011, probability of default is based on the actual performance of the BOB loan portfolio. Prior to that time, probability of default was based on NRSRO statistics for speculative grade corporate debt securities and trends in GDP. The following table presents the ACL on the BOB loans for the years 2010 through 2014.

(in millions)	2014	2013	2012	2011	2010
Balance, beginning of year	$2.2	$2.5	$3.3	$5.8	$9.5
Charge-offs	(0.6)	(0.2)	(0.8)	(0.9)	(0.7)
Provision (benefit) for credit losses	0.2	(0.1)	—	(1.6)	(3)
Balance, end of year	$1.8	$2.2	$2.5	$3.3	$5.8
As a % of BOB loans	15.9%	16.2%	16.2%	18.6%	29.3%

Based on the nature of the BOB program, to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 5.4% and 1.3% during 2014 and 2013, respectively.

Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. At December 31, 2014 and 2013, the Bank held $6.9 million and $8.8 million, respectively, of REO.

Cash and Due From Banks.  At December 31, 2014, cash and due from banks totaled $2.5 billion compared to $3.1 billion at December 31, 2013. The decrease was due to market-driven demand for the Bank’s excess liquidity.

Investments. At December 31, 2014, the sum of the Bank’s interest-bearing deposits and Federal funds sold increased approximately $1.7 billion from December 31, 2013 to $4.6 billion. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $11.9 billion at December 31, 2014 compared to $11.0 billion at December 31, 2013. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2014	2013	2012
Trading securities:
U.S. Treasury bills	$—	$—	$350.0
Mutual funds	4.7	4.6	3.6
GSE and Tennessee Valley Authority (TVA) obligations	276.3	234.6	—
Total trading securities	$281.0	$239.2	$353.6
AFS securities:
Mutual funds	$2.0	$2.0	$2.0
Other U.S. obligations	—	—	21.0
GSE and TVA obligations	3,233.7	2,096.2	1,169.3
State or local agency obligations	99.0	14.0	11.1
MBS:
Other U.S. obligations single family MBS	329.4	385.3	310.7
GSE single-family MBS	2,882.1	2,282.1	2,351.1
GSE multifamily MBS	879.8	840.1	641.7
Private label residential MBS	971.1	1,123.6	1,410.5
Private label HELOCs	11.7	14.4	14.8
Total AFS securities	$8,408.8	$6,757.7	$5,932.2
HTM securities:
Certificates of deposit	$—	$—	$400.0
GSE securities	13.0	16.2	24.8
State or local agency obligations	184.4	242.9	254.8
MBS:
Other U.S. obligations single family MBS	1,122.5	1,435.5	1,922.6
GSE single-family MBS	417.2	561.6	935.3
GSE multifamily MBS	818.1	856.3	906.9
Private label residential MBS	691.6	873.3	1,208.5
Private label HELOCs	—	9.7	12.1
Total HTM securities	$3,246.8	$3,995.5	$5,665.0
Total investment securities	$11,936.6	$10,992.4	$11,950.8

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2014. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mutual funds	$4.7	$—	$—	$—	$4.7
GSE and TVA obligations	—	—	231.4	44.9	276.3
Total trading securities	$4.7	$—	$231.4	$44.9	$281.0
Yield on trading securities	n/a	n/a	2.83%	3.33%	2.86%
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
GSE and TVA obligations	300.1	2,054.5	675.1	204.0	3,233.7
State or local agency obligations	—	—	1.0	98.0	99.0
MBS:
Other U.S. obligations single family MBS	—	—	—	329.4	329.4
GSE single-family MBS	—	—	19.4	2,862.7	2,882.1
GSE multifamily MBS	—	443.1	436.7	—	879.8
Private label residential MBS	—	—	—	971.1	971.1
Private label HELOCs	—	—	—	11.7	11.7
Total AFS securities	$302.1	$2,497.6	$1,132.2	$4,476.9	$8,408.8
Yield on AFS Securities	0.23%	1.22%	2.69%	1.88%	1.73%
HTM securities:
GSE securities	$13.0	$—	$—	$—	$13.0
State or local agency obligations	—	3.4	21.8	159.2	184.4
MBS:
Other U.S. obligations single family MBS	—	—	274.6	847.9	1,122.5
GSE single-family MBS	—	8.7	18.9	389.6	417.2
GSE multifamily MBS	—	159.6	658.5	—	818.1
Private label residential MBS	—	22.2	—	669.4	691.6
Total HTM securities	$13.0	$193.9	$973.8	$2,066.1	$3,246.8
Yield on HTM securities	4.05%	3.66%	2.53%	1.64%	2.04%
Total investment securities	$319.8	$2,691.5	$2,337.4	$6,587.9	$11,936.6
Yield on investment securities	0.38%	1.40%	2.64%	1.81%	1.84%
Interest-bearing deposits	6.8	—	—	—	6.8
Federal funds sold	4,585.0	—	—	—	4,585.0
Total investments	$4,911.6	$2,691.5	$2,337.4	$6,587.9	$16,528.4

As of December 31, 2014, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$4,608.2	$4,640.9
Fannie Mae	2,544.6	2,562.9
Federal Farm Credit Banks	1,287.9	1,287.9
Ginnie Mae	1,177.3	1,184.3
Total	$9,618.0	$9,676.0

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Liabilities and Capital

Time Deposits. At December 31, 2014 and 2013, the Bank had no time deposits.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2014	2013	2012	2014	2013	2012
Outstanding at the end of the period	$37,065.7	$28,242.2	$24,154.3	$6,850.9	$6,859.7	$6,950.0
Wtd. average rate at end of the period	0.10%	0.09%	0.12%	0.15%	0.13%	0.17%
Daily average outstanding for the period	$27,798.7	$18,737.3	$16,359.9	$5,480.1	$6,128.7	$6,938.2
Weighted average rate for the period	0.09%	0.10%	0.11%	0.12%	0.16%	0.18%
Highest outstanding at any month-end	$37,065.7	$28,242.2	$24,154.3	$6,850.9	$8,274.0	$7,912.5

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2014.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$43,602.1	$15,164.4	14,817.6	$7,660.8	$5,959.3
Discount notes	37,065.7	37,065.7	—	—	—
Operating leases:
Premises	20.7	1.9	3.8	3.6	11.4
Equipment	0.2	0.1	0.1	—	—
Pension and post-retirement contributions	7.9	0.9	0.9	1.2	4.9
Total	$80,696.6	$52,233.0	$14,822.4	$7,665.6	$5,975.6
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2014, the Bank was obligated to fund approximately $21.1 million in additional advances, $18.3 million of mortgage loans and $19.9 billion in outstanding standby letters of credit, and to issue $595.5 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework at December 31, 2014 includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operating risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. The framework assists management in its overall analysis of the level of future excess stock repurchases and dividends.

The Bank regularly evaluates its methodology used to calculate the retained earnings target. During the fourth quarter of 2014, the Board approved revisions to the framework methodology that included incorporating AFS private label MBS risk into the market risk component, consistent with the treatment of HTM private label MBS. The revised framework generated a retained earnings target of $485 million as of December 31, 2014. The Bank’s retained earnings of $837.5 million at December 31, 2014 exceeded the target.

Retained earnings increased $151.8 million to $837.5 million at December 31, 2014, compared to $685.7 million at December 31, 2013. The increase in retained earnings during 2014 reflected net income partially offset by $103.9 million of dividends paid. Total retained earnings at December 31, 2014 included unrestricted retained earnings of $726.3 million and RRE of $111.2 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2014 and 2013.

	2014
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$165.5	$154.8	$153.9	$151.9
Interest expense	82.8	82.5	88.1	89.6
Net interest income	82.7	72.3	65.8	62.3
Provision (benefit) for credit losses	(0.2)	(0.4)	0.4	(3.9)
Net interest income after provision (benefit) for credit losses	82.9	72.7	65.4	66.2
Other noninterest income (loss):
Net gains (losses) on trading securities	5.9	(0.1)	6.8	9.8
Net gains (losses) on derivatives and hedging activities	(19.0)	0.2	(9.5)	(9.2)
Gains on litigation settlements, net	20.2	14.1	—	36.6
Other, net	5.2	5.0	5.1	4.5
Total other noninterest income	12.3	19.2	2.4	41.7
Other expense	23.8	17.5	18.2	19.1
Income before assessments	71.4	74.4	49.6	88.8
AHP assessment	7.1	7.4	5.0	8.9
Net income	$64.3	$67.0	$44.6	$79.9
Earnings per share (1)	$2.32	$2.22	$1.59	$2.75

	2013
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter (2)	First Quarter
Interest income	$151.0	$144.4	$148.0	$153.1
Interest expense	90.9	96.9	105.9	107.7
Net interest income	60.1	47.5	42.1	45.4
Provision (benefit) for credit losses	0.2	(0.7)	(1.2)	(0.1)
Net interest income after provision (benefit) for credit losses	59.9	48.2	43.3	45.5
Other noninterest income (loss):
Net OTTI losses, credit portion	—	—	—	(0.4)
Net gains (losses) on trading securities	(5.1)	0.2	0.1	0.2
Net gains on derivatives and hedging activities	16.1	5.4	7.1	1.6
Net gains on extinguishment of debt	—	9.6	—	—
Gains on litigation settlements, net	—	—	1.5	—
Other, net	4.0	2.6	2.3	2.3
Total other noninterest income	15.0	17.8	11.0	3.7
Other expense	26.3	17.7	18.6	17.4
Income before assessments	48.6	48.3	35.7	31.8
AHP assessment	4.9	4.8	3.7	3.2
Net income	$43.7	$43.5	$32.0	$28.6
Earnings per share (1)	$1.64	$1.61	$1.14	$1.03
Note:

(1) The sum of the quarterly amounts for each year does not equal the year’s amount because the quarterly calculations are based on a changing number of average shares.
(2) Income before assessments for the second quarter of 2013 included an increase of $3.7 million related to net gains (losses) on derivatives and hedging activities in connection with corrections of derivative valuations which should have been recorded in the year-ended December 31, 2012 and the three months ended March 31, 2013 reporting periods. Management has evaluated this adjustment in accordance with the guidance in ASC 250 (Accounting Changes and Error Corrections) and has concluded the correction is not material to any prior period or to 2013 full year income, and correction of prior period's financial statements is not required.

Capital Resources

The following should be read in conjunction with Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Liquidity and Funding.  Refer to the Liquidity and Funding Risk section of Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details.

Capital Plan and Dividends.  Refer to the Capital Resources section of Item 1. Business in this Form 10-K for details.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	December 31,
(in millions)	2014	2013	2012
Permanent capital:
Capital stock (1)	$3,041.6	$2,962.2	$3,247.6
Retained earnings	837.5	685.7	559.3
Total permanent capital	$3,879.1	$3,647.9	$3,806.9

RBC requirement:
Credit risk capital	$544.8	$580.2	$678.6
Market risk capital	107.0	229.5	113.6
Operations risk capital	195.6	242.9	237.7
Total RBC requirement	$847.4	$1,052.6	$1,029.9
Excess permanent capital over RBC requirement	$3,031.7	$2,595.3	$2,777.0
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement decreased in 2014 as discussed below after a modest change between 2012 and 2013. Total permanent capital increased in 2014 due to increases in both capital stock and retained earnings. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 19, 2014, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2014. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2014.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. The credit risk capital requirement decline in the periods noted above was primarily due to run-off of the private label MBS portfolio.

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

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of several hundred historical market interest rate scenarios are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1% (i.e., a 99% confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement. Changes in the market risk component from 2012 to 2014 were primarily a result of interest changes during the periods reported.

Operations Risk Capital.  The Bank’s operations risk capital requirement as prescribed by Finance Agency regulation is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at December 31, 2014.

	December 31,	December 31,
(dollars in millions)	2014	2013
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,427.1	$2,826.8
Regulatory capital	3,879.1	3,647.9
Total assets	85,677.1	70,670.9
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.5%	5.2%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,283.9	$3,533.5
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,818.7	5,471.9
Leverage ratio (leverage capital as a percentage of total assets)	6.8%	7.7%

The declines in the ratios from December 31, 2013 to December 31, 2014 were due to the reduction in the membership stock requirement as well as an increase in total assets.

The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2014		December 31, 2013
Commercial banks	179	$2,687.5	179	$2,540.0
Thrifts	72	254.9	78	284.1
Insurance companies	10	57.1	7	88.9
Credit unions	42	41.4	33	49.2
CDFI	1	0.1	—	—
Total member institutions / total GAAP capital stock	304	$3,041.0	297	$2,962.2
Mandatorily redeemable capital stock		0.6		—
Total capital stock		$3,041.6		$2,962.2

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

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as AFS and trading, and derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures, including the methods and significant assumptions used to estimate those fair values. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (December 31, 2014 in this instance). At times there may be little, if any, market activity for an asset at the measurement date; however, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The determination of fair value by the Bank for each asset or liability assumes that the transaction occurs in the principal market by market participants.

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

The four pricing vendors use various proprietary models to price MBS. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank had a minimal number of price exceptions that required a challenge, and such challenges had an insignificant impact on fair value, as the Bank used the average cluster prices in almost all instances. The Bank conducted reviews of the four pricing vendors to understand the vendors’ pricing processes, methodologies and control procedures. To the extent available, the Bank also reviewed the vendors’ independent auditors’ reports regarding the internal controls over their valuation processes, and no information obtained caused the Bank to modify its process or invalidate its results. As an additional step, the Bank reviewed the final fair value estimates of certain private label MBS as of December 31, 2014 for inconsistencies using an implied yield test, which resulted in no adjustments to fair value.

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

The Bank is subject to credit risk in derivative transactions due to potential nonperformance by the derivative counterparties. For cleared derivatives, the centralized Clearing Houses are the Bank’s counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared derivatives. For non-cleared, bilateral trades, the Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements, which include negotiated terms that are favorable to the Bank. For example, the Bank requires counterparties to enter into a Credit Support Annex that specifies when collateral must be posted against exposure over an unsecured threshold amount. The Credit Support Annex also governs netting and security rights of the parties concerning pledged collateral and requires that collateral (cash and securities) be pledged and delivered at specified levels based on individual credit ratings as reported by the credit rating agencies. The Credit Support Annexes predominantly allow re-hypothecation of collateral. In certain instances, the Bank utilizes a third party custodian to hold the collateral. Due to the credit risk mitigation provided by the derivative counterparty agreements, the Bank has determined that the impact of credit risk on the fair value of its derivatives is insignificant and no adjustments are necessary.

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

The modeling assumptions are developed through the FHLBanks’ OTTI Governance Committee (OTTI Governance Committee), which is responsible for reviewing and approving the key assumptions. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI, potentially including a cash flow test. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results among the FHLBanks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the FHLBanks that jointly own the common security will consult with each other on the financial results.

During each quarter of 2014, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. In future OTTI evaluations, if the present value of cash flows expected to be collected is less than the amortized cost basis, an additional OTTI credit loss is recorded in earnings. If the present value of cash flows expected to be collected is greater than amortized cost by a significant amount, the Bank adjusts the accretable yield on a prospective basis. Therefore, the Bank recognizes significant cash flow improvements in securities through interest income.

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

Guarantees and Consolidated Obligations. The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Agency. The Finance Agency at its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. For example, if the assets of an FHLBank are insufficient to satisfy all of its direct obligations on its outstanding consolidated obligations, the Finance Agency could allocate the outstanding liability among the other FHLBanks on a pro-rata or other basis. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks because the Bank does not expect to pay any amount on behalf of the other FHLBanks. On the Statement of Condition, the Bank records a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations.

Accounting for Premiums/Discounts, Prepayment Fees and Basis Adjustments on Advances, Mortgage Loans, MBS and Consolidated Obligations. Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees and at times receives advance prepayment fees that may be deemed to be a minor modification. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these items to interest income using the contractual method. This produces a constant effective yield over the contractual life, which represents the stated maturity. Under the contractual method to maturity, the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. Premiums and discounts on MBS that are determined to be OTTI are not accounted for in accordance with this policy, but with the Bank’s accounting for OTTI above. Basis adjustments are accreted or amortized over the remaining lives of the advances or debt using the contractual method. Examples of events that may cause basis adjustments include the termination of a fair value hedging relationship and prepayment fees associated with a minor modification of an advance.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank bases the allowance for credit losses on management’s estimate of loan losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date taking into consideration CE structure of the MPF Program. Beginning January 1, 2014, for impaired collateral-dependent loans, the Bank estimates the loss based upon the fair value of the loan as determined by a third-party automated valuation model (AVM) less estimated selling costs. For the remainder of the portfolio, the Bank estimates the probability of default and loss given default based on the actual 12 month historical performance of the Bank’s mortgage loans. Actual probability of default is determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default is determined based on realized losses incurred on the sale of mortgage loan collateral. The total estimated losses are reduced by the CEs available under the MPF Program, which are contractually set. The Bank incurs the initial losses on mortgage loans up to an agreed upon amount, referred to as the first loss account. Losses in excess of the first loss account are covered by the CEs of the MPF Program and are excluded from the determination of the allowance for credit losses. Losses in excess of the credit enhancements are incurred by the Bank. In addition, certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI (or Seller) for its retention of credit risk. Losses expected to be recaptured are also excluded from the determination of the allowance for credit losses.

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

The Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), as amended by AB 2013-02. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank incorporated the adverse classification requirements of AB 2012-02 as well as estimates of fair values on loans in its calculation of the required “loss” on MPF loans beginning January 1, 2014, which resulted in an immaterial benefit to the Bank’s Allowance for Credit Losses. The charge-off requirements of AB 2012-02 became effective for the Bank beginning January 1, 2015, and did not have a material impact on the Bank’s Statements of Income, Comprehensive Income, and Condition.

The FASB issued an ASU addressing accounting for joint and several obligations. The ASU requires the Bank to record the amount of its direct obligation for joint and several liabilities of the FHLBank System and any additional amount the Bank expects to pay on behalf of another FHLBank(s). This ASU did not impact the Bank’s Statements of Income, Comprehensive Income, or Condition. This ASU was effective for the Bank beginning January 1, 2014.

See Note 2 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2014 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance, community lending and liquidity mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Developments

Finance Agency Proposed Rule on FHLBank Membership. On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
impose a new test on all FHLBank members that requires them to maintain at least 1 percent of their assets in long term first-lien home mortgage loans, including MBS backed by such loans, on an ongoing basis, and with maturities of five years or more to maintain their membership in their respective FHLBank. The proposal also suggests the possibility of a 2 percent or a 5 percent test as options;

•
require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current regulations), at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, to maintain their membership in their respective FHLBank;

•
eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule, a captive insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for non-affiliated persons or entities; and

•
clarify how an FHLBank should determine the “principal place of business” of an insurance company or CDFI for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

If the proposed rule is adopted in its current form, the Bank’s financial condition and results of operation may be materially impacted due to loss of members and potential members. Refer also to discussion included in Item 1A: Risk Factors in this Form 10-K.

Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, referred to as Covered Swap Entities).

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

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

In addition, on September 17, 2014, the CFTC adopted its version of the Proposed Rule (CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule were due by December 2, 2014.

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

Finance Agency Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule effective February 27, 2014 setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks and the OF. The final rule addresses the authority of the Director of the Finance Agency to: 1) approve executive officer agreements that provide for compensation in connection with termination of employment and 2) review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

Finance Agency Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule effective February 27, 2014 setting forth the standards that the Director of the Finance Agency will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the OF that is assigned a less than satisfactory composite Finance Agency examination rating.

Other Significant Developments

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets, which will be subject to less stringent requirements under the LCR rule. The LCR rule requires such covered companies to maintain investments of “high quality liquid assets” (HQLA) that are no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to an FHLBank but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run-off includes 25 percent of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where 0 percent and 15 percent run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule became effective January 1, 2015 and requires that all covered companies be fully compliant by January 1, 2017.

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

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities (ABS). On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of ABS to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5 percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

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

The final rule exempts Agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the U.S. would be exempt from the risk retention requirements. The final rule became effective February 23, 2015. Compliance with the rule with respect to ABS collateralized by residential mortgages is required beginning December 24, 2015 and compliance with the rule with regard to all other classes of ABS is required beginning December 24, 2016. The Bank has not yet determined the effect, if any, that this rule, may have on the Bank’s operations.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential market trends including those described in Item 1A. Risk Factors in this Form 10-K.

The Bank believes that a strong and dynamic risk management process serves as a base for building member value in the cooperative. The Bank has a risk management infrastructure that addresses risk governance, appetite, measurement and assessment, and reporting, along with top and emerging risks, as follows:

•	the Bank’s policies and committees provide effective governance over the risk management process;

•	the Bank’s risk appetite is integrated with the strategic plan and reinforced through management initiatives;

•	all material risk exposures have been reviewed to establish a robust set of key indicators, many with associated limits and guidelines;

•	the Bank has a risk reporting system that provides for management and Board oversight of risk and a clear understanding of risks that the Bank faces; and

•	management and the Board are actively engaged in surveying and assessing top and emerging risks.

Top risks are existing, material risks the Bank faces; these are regularly reviewed and actively managed. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity.

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures. The focus of the Board’s Finance Committee is balance sheet management and entails oversight of market events and risk activities over interest rate, pricing, liquidity, hedging and funding risks and counterparty credit risk. The Board’s Operational Risk Committee has responsibility for the oversight of operating risks including compliance, fraud and the Bank-wide risk assessment as well as risks related to information technology, continuity and cyber risk. The Audit Committee also oversees the adequacy of the Bank’s allowance for credit losses. The member-oriented Affordable Housing, Products & Services Committee has responsibility for member credit risk and collateral management. The Enterprise Risk Management Committee, which is comprised of the full Board, focuses on the Bank’s comprehensive risk appetite and position, risk issues that are significant for several committees, and updates on regulatory issues. All Board members are provided training dealing with specific risk issues relevant to the Bank.

As previously mentioned, key components of this risk governance framework are the Board-level Member Products Policy and Risk Governance Policy. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, credit underwriting criteria, and other applicable guidelines. The magnitude of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb potential losses. The limits are reviewed and continually re-evaluated with adjustments requiring Board approval and are included in the Risk Governance Policy. All breaches of risk limits are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action, as applicable, to rationalize and/or reduce affected positions. The risk governance framework also includes supplemental risk management policies and procedures that are reviewed on a regular basis to ensure that they provide effective governance of the Bank’s risk-taking activities.

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

The Risk Management Committee (RMC) is a senior management committee that provides Bank-wide oversight of the Bank’s primary risks. The RMC delegates direct oversight of specific credit and operational risks to two other risk committees - Credit Risk Committee (CRC) and Operational Risk Management Committee (ORMC). Market and liquidity risk is managed by the Bank’s Asset/Liability Committee (ALCO). Business risk is managed by RMC and the Bank’s Executive Committee. RMC may also approve key overarching risk policies and Bank objectives that it deems appropriate in managing the Bank’s risks.

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet and measures the Bank’s current ability to honor the par put redemption feature of its capital stock. This is one of the risk metrics used to evaluate the adequacy of retained earnings which is used to develop dividend payment recommendations and support the repurchase of excess capital stock.

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted.

The MV/CS ratio was 135.3% at December 31, 2014 and 128.0% at December 31, 2013. This improvement was primarily due to increased retained earnings and narrower mortgage and MBS spreads (i.e. the incremental risk premium or the additional yield the market is expecting to be compensated for holding mortgage related investments versus less risky assets).

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with FFIEC and Finance Agency guidance. According to policy, the Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless there are certain mitigating factors including an LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation) and one of the following: (1) a debt-to-income ratio of 35% (50 % if loan level data is provided by member) or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCR each quarter and provide periodic certification that they comply with the FFIEC guidance. Loans identified as subprime which do not have the mitigating factors described above are not included when determining a member’s MBC.

Limits have been established for exposure to low FICO and nontraditional residential mortgages. A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO (with acceptable mitigating factors), missing (unknown) FICO score loans and nontraditional loans and securities. A limit of 25% has also been established for total exposure related to nontraditional, subprime and low FICO whole mortgage loans acquired through the Bank’s MPF program.

Results of the Finance Agency Stress Tests Severely Adverse Scenario. The Finance Agency requires the FHLBanks to conduct annual stress testing to determine whether the FHLBanks have the capital necessary to absorb losses under baseline, adverse and severely adverse economic conditions. The FHLBanks must also consider the results when making changes to capital structure; when assessing exposures, concentrations, and risk positions; and in improving overall risk management. The Finance Agency provides the inputs and key assumptions, and the results should not be viewed as a forecast of expected likely outcomes of future results. Results were projected over a nine-quarter period from the fourth quarter of the prior year to the fourth quarter of two years hence, starting with September 30 balances of the prior year.

Each July, the FHLBanks are required to disclose the results of the severely adverse stress test scenario. The results of the Bank’s severely adverse stress test scenario are published on the Bank’s website. The Bank's severely adverse stress test scenario results, which were disclosed in July 2014, demonstrated capital adequacy as projected regulatory capital and leverage capital ratios exceeded regulatory requirements. The Bank regularly uses stress tests, and has begun to use those annual stress tests required by the Dodd-Frank Act, in capital planning to measure the exposure to material risks and to evaluate the adequacy of capital resources available to absorb potential losses arising from those risks.

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market Risk. The Bank’s market risk management objective is to protect member/shareholder and bondholder value consistent with the Bank’s housing mission and safe and sound operations across a wide range of interest rate environments. Management believes that a disciplined approach to market risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by third-party specialists or the Bank’s model validation department, both of which are considered to be independent. The model validations are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is independent of the business unit measuring risk and conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to ALCO, which is responsible for reviewing and approving the approaches used in the valuation of such risks to ensure that they are well controlled and effective, and result in reasonable fair values.

Duration of Equity. One key risk metric used by the Bank, which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument’s value, or the value of a portfolio of instruments, to a 100 basis point parallel shift in interest rates. Duration (typically expressed in years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity.

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

The following table presents the Bank's duration of equity exposure at December 31, 2014 and 2013. Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented. Management had previously used an alternative duration profile to better reflect underlying interest rate risk by removing the price sensitivity of credit-intensive private label MBS. Due to the decreased impact of private label MBS and increased correlation of price changes to interest rates, the alternate duration of equity measure is no longer being used to evaluate the Bank’s risk position.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
December 31, 2014	(0.4)	0.7	1.5
December 31, 2013	1.2	1.6	2.0

Duration of equity changes from prior year-end primarily reflect the effect of lower long-term interest rates. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. Beginning December 31, 2014, the Bank began using ROE spread as the basis for this measure. ROE spread is defined as the Bank's return on average equity, including capital stock and retained earnings, in excess of the average of 3-month LIBOR. ROE spread volatility is a measure of the variability of the Bank’s projected ROE spread in response to shifts in interest rates and represents the change in ROE spread compared to the current base forecasted ROE spread. ROE spread volatility is measured over a rolling forward 12 month period for selected interest rate scenarios and excludes the income sensitivity resulting from to mark to market changes which are separately measured by the Earnings-at-Risk measure described below. Previously, the Bank used Earned Dividend Spread (EDS) as the basis of this measurement. EDS was defined as the Bank's return on average capital stock in excess of the average of 3-month LIBOR. The change from EDS to ROE spread as the basis of measurement was primarily driven by the significant growth in retained earnings and increase in its proportion to the overall capital structure.

The ROE spread volatility presented in the table below reflects spreads relative to 3-month LIBOR. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced a down 200 basis points parallel rate scenario with a down 100 basis point longer term rate shock as an additional non-parallel rate scenario that reflects a decline in longer term rates.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2014	19	(25)	92	125

The Board approved a limit on the decline in ROE spread at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2014.

Earnings-at-Risk (EaR). The Bank employs an EaR framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate and volatility shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank’s Capital Markets and Corporate Risk Management also monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

During the fourth quarter, the daily exposure limit of EaR as approved by the Board was increased from $3.3 million to $3.5 million and the Bank's ALCO increased the operating guideline from $2.7 million to $2.8 million based on improved forecasted levels of income. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during 2014. At December 31, 2014, EaR measured $2.3 million.

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

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks as noted below. Historically the Bank has engaged in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges at December 31, 2014.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2014 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$7.2
		Economic	0.7
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	0.9
Pay floating with embedded features, receive floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and offsets embedded option risk in the advance.	Fair Value	0.7
Subtotal - advances			$9.5

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$0.5
		Economic	0.9
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	0.7
Subtotal - investments			$2.1

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.2

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$11.9
		Economic	3.3
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	11.0
		Economic	1.0
Subtotal - consolidated obligation bonds			$27.2

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$5.8
Total notional amount			$44.8
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure to the Bank or TCE, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At December 31, 2014, aggregate TCE was $83.5 billion, comprised of approximately $63.1 billion in advance principal outstanding, $20.1 billion in letters of credit (including $146.8 million in forward commitments), and $0.3 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees. In addition, at December 31, 2014, the Bank had $20.7 million in advance commitments.

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

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an ICR that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter’s results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate financial analysis method is used to analyze insurance company exposure. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During 2014, there were 18 failures of FDIC-insured institutions nationwide. One of those was a member of the Bank. The institution had no credit exposure to the Bank. The institution was closed by the Pennsylvania Department of Banking on February 28, 2014. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume all of the deposits and substantially all of the assets of the failed institution.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member credit exposure, other than those losses reserved through the MPF program.

The following table presents the Bank’s top ten financial institutions with respect to their TCE at December 31, 2014.

	December 31, 2014
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$25,886.7	31.0%
Santander Bank, N.A., DE (2)	12,370.2	14.8
TD Bank, National Association, DE	10,165.5	12.2
Chase Bank USA, N.A., DE	8,751.0	10.5
Ally Bank, UT (3)	5,752.9	6.9
Citizens Bank of Pennsylvania, PA (4)	2,668.1	3.2
Customers Bank, PA	2,269.6	2.7
First National Bank of Pennsylvania, PA	1,221.2	1.4
First Commonwealth Bank, PA	1,064.1	1.3
Fulton Bank, N.A., PA	1,043.4	1.2
	$71,192.7	85.2%
Other financial institutions	12,346.4	14.8
Total TCE outstanding	$83,539.1	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of December 31, 2014.

	December 31, 2014
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$19,620.1	31.0%
Santander Bank, N.A., DE (2)	9,455.0	15.1
Chase Bank USA, N.A., DE	8,750.0	13.9
Ally Bank, UT (3)	5,750.0	9.1
TD Bank, National Association, DE	3,000.0	4.7
Customers Bank, PA	1,618.0	2.6
Citizens Bank of Pennsylvania, PA(4)	1,250.0	2.0
First National Bank of Pennsylvania, PA	1,220.0	1.9
First Commonwealth Bank, PA	1,034.6	1.6
National Penn Bank, PA	910.3	1.4
	$52,608.0	83.3%
Other borrowers	10,518.0	16.7
Total advances	$63,126.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The average year-to-date December 31, 2014 balances for the ten largest borrowers totaled $39.5 billion, or 79.0% of total average advances outstanding. During 2014, the maximum outstanding balance to any one borrower was $19.6 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of December 31, 2014 and December 31, 2013. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	December 31, 2014	December 31, 2013
Letters of credit:
Public unit deposit	$19,918.8	$14,766.4
Tax exempt bonds	22.4	15.4
Other	0.9	37.6
Total (1)	$19,942.1	$14,819.4
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $146.8 million and $151.4 million, respectively.

As of December 31, 2014, the Bank had a concentration of letters of credit with two members totaling $13.4 billion or 67.0% of the total outstanding amount. At December 31, 2013, $12.8 billion or 87.1% of the letters of credit were concentrated with two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. The Board approved several significant Collateral Policy updates during 2014 to provide members with opportunities to expand their MBC and more effectively manage their credit relationship with the Bank. All Collateral Policy revisions are reflected in the Bank's Member Products Policy. The changes, including those highlighted below, contributed to an increase in MBC of $21.7 billion, or 13.5%, from December 31, 2013 to $182.9 billion at December 31, 2014. Some of this increase was also due to normal growth in qualifying collateral assets within member balance sheets.

•	REFCORP bonds became eligible as collateral;

•	Intercompany participation loans made among institutions under the same holding company became eligible as collateral;

•	Residential MBS eligibility has been expanded;

•	Implementation of expanded mitigants for low FICO loans for members who opt to participate in the Bank’s market-value based pricing program;

•	Acceptance of loans with SBA 7A guarantees for loans that otherwise comply with the Bank’s eligibility requirements;

•	Commercial MBS accepted as eligible collateral; and

•	Municipal securities with a real estate nexus, rated A or better accepted as eligible collateral.

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

The Bank uses a QCR that is designed to provide timely, detailed collateral information. Depending on a member’s credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is designed to strengthen the Bank’s collateral analytical review procedures. The output of the QCR is a member’s MBC. For the small number of members who opt out of QCR filing, MBC is calculated by the Bank, based on the member’s regulatory filing data. The Bank’s calculation is further reduced to 20% of the aggregate sum of eligible collateral values to establish an MBC. Such members are required to file an Annual Collateral Certification Report.

The Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless there are other mitigating factors, including a LTV ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less; or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). Loans which do not have the mitigating factors described above are not included in a member’s MBC. For loans identified as low FICO with mitigating factors and for those in which no FICO score is available, a reduced collateral weighting ranging from 50-70%, depending on pledging and delivery status, will apply. The Bank allows nontraditional residential mortgage loans to be included in collateral and are used to determine a member’s MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-70% depending on pledging and delivery status. At December 31, 2014, less than 16% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2014, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.5 billion, or 5.5% of total par value of loans outstanding. Eligible expanded collateral represented 8.7% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral.

The following table summarizes average lending values assigned to various types of collateral. The reported range of effective lending values applied to collateral may be impacted by collateral adjustments applied to individual members. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 95 percent) upon completion of specific market valuation of such collateral and authorization from the Bank’s Credit Risk Committee.

Collateral Type	Policy Value (3)	Range of Effective Lending Values Applied to Collateral(1)	Combined Weighted Average Effective Lending Value

Blanket Lien
Single family mortgage loans (2)	80%	64-82%	78%
Multi-family mortgage loans	70%	55-87%	80%
Home equity loans/lines of credit	60%	60-72%	60%
CFI collateral	60%	45-60%	60%
Commercial real estate loans	70%	55-70%	70%
Other loan collateral (farmland)	70%	70%	70%

Delivered or Specific Pledge
FHLBank deposits, U.S. government /U.S. Treasury/U.S. Agency securities and notes, REFCORP bonds	100%	97-100%	97%
U.S. Treasury principal-only strips	90%	n/a	n/a
State and local government securities (municipal)	92%	90-92%	90%
U.S. Agency MBS and CMOs	95%	95%	95%
Private label MBS and CMOs	85%	82%	82%
Commercial MBS	85%	82-85%	82%
Single-family mortgage loans(2)	75%	65-84%	84%
Multi-family mortgage loans	65%	65%	65%
Home equity loans/lines of credit	55%	55%	55%
CFI collateral	55%	55%	55%
Commercial real estate loans	65%	55-65%	63%
Other loan collateral (farmland)	65%	65%	65%
Notes:
(1) Effective lending value in excess of policy value is due to one or more large borrowing members utilizing the Bank’s market-value based collateral weighting program.
(2) Includes non-traditional and low FICO with mitigants.
(3) Represents the Bank's standard collateral weighting percentages.

For all of the Bank’s members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2014 and 2013. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$78,615.9	43.0%	$70,295.5	43.6%
High quality investment securities(1)	6,070.2	3.3	6,874.5	4.3
ORERC/CFI eligible collateral	83,472.1	45.6	72,882.9	45.2
Multi-family residential mortgage loans	14,758.0	8.1	11,142.9	6.9
Total eligible collateral value	$182,916.2	100.0%	$161,195.8	100.0%
Total TCE	$83,539.1		$65,255.3
Collateralization ratio (eligible collateral value to TCE outstanding)	219.0%		247.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, TLGP investments, GSE MBS commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its valuation of the collateral. In addition, municipal securities with a real estate connection (e.g. include a lien on real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities.

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2014 and 2013.

	December 31, 2014
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$62,977.8	38.8%	$11,047.9	86.6%	$234.4	27.4%	$74,260.1	42.2%
High quality investment securities(1)	4,254.0	2.6	1,710.4	13.4	75.1	8.8	6,039.5	3.4
ORERC/ CFI eligible collateral	80,563.3	49.6	—	—	521.6	61.0	81,084.9	46.1
Multi-family residential mortgage loans	14,570.9	9.0	—	—	24.0	2.8	14,594.9	8.3
Total eligible collateral value	$162,366.0	100.0%	$12,758.3	100.0%	$855.1	100.0%	$175,979.4	100.0%
Total TCE	$74,056.7	88.7%	$9,393.2	11.2%	$89.2	0.1%	$83,539.1	100.0%
Number of members	208	92.8%	8	3.6%	8	3.6%	224	100.0%

	December 31, 2013
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$54,268.4	38.9%	$10,965.9	88.5%	$459.9	33.2%	$65,694.2	42.8%
High quality investment securities(1)	5,329.4	3.8	1,420.3	11.5	43.3	3.1	6,793.0	4.4
ORERC/ CFI eligible collateral	69,066.1	49.5	—	—	845.1	61.1	69,911.2	45.6
Multi-family residential mortgage loans	10,904.5	7.8	—	—	35.9	2.6	10,940.4	7.2
Total eligible collateral value	$139,568.4	100.0%	$12,386.2	100.0%	$1,384.2	100.0%	$153,338.8	100.0%
Total TCE	$54,288.7	83.2%	$10,864.1	16.6%	$102.4	0.2%	$65,255.3	100.0%
Number of members	200	92.0%	6	3.0%	10	5.0%	216	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, TLGP investments, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its valuation of the collateral. In addition, municipal securities with a real estate connection (e.g. include a lien on real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities. Members under blanket lien delivered status have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and private label residential MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of December 31, 2014 and 2013, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.0 billion and $2.3 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2014 and 2013 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	December 31, 2014 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Federal funds sold	$—	$800.0	$3,555.0	$230.0	$—	$4,585.0
Total money market investments	—	800.0	3,555.0	230.0	—	4,585.0
Investment securities:
GSE and TVA obligations	—	3,523.0	—	—	—	3,523.0
State or local agency obligations	12.9	270.5	—	—	—	283.4
Total non-MBS	12.9	3,793.5	—	—	—	3,806.4
Other U.S. obligations single family MBS	—	1,451.9	—	—	—	1,451.9
GSE single-family MBS	—	3,299.3	—	—	—	3,299.3
GSE multifamily MBS	—	1,697.9	—	—	—	1,697.9
Private label residential MBS	—	4.7	26.5	277.1	1,350.8	1,659.1
HELOCs	—	—	—	—	11.7	11.7
Total MBS	—	6,453.8	26.5	277.1	1,362.5	8,119.9
Total investments	$12.9	$11,047.3	$3,581.5	$507.1	$1,362.5	$16,511.3

	December 31, 2013 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Federal funds sold	$—	$1,300.0	$1,300.0	$275.0	$—	$2,875.0
Total money market investments	—	1,300.0	1,300.0	275.0	—	2,875.0
Investment securities:
GSE and TVA obligations	—	2,347.0	—	—	—	2,347.0
State or local agency obligations	14.0	242.9	—	—	—	256.9
Total non-MBS	14.0	2,589.9	—	—	—	2,603.9
Other U.S. obligations single family MBS	—	1,820.8	—	—	—	1,820.8
GSE single-family MBS	—	2,843.8	—	—	—	2,843.8
GSE multifamily MBS	—	1,696.3	—	—	—	1,696.3
Private label residential MBS	—	12.4	38.0	369.7	1,572.8	1,992.9
Private label HELOCs	—	—	9.7	—	14.4	24.1
Total MBS	—	6,373.3	47.7	369.7	1,587.2	8,377.9
Total investments	$14.0	$10,263.2	$1,347.7	$644.7	$1,587.2	$13,856.8
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.7 million and $6.6 million at December 31, 2014 and December 31, 2013, respectively.
(2) Balances exclude a $3.6 million and $4.1 million private label MBS security which was not rated both at December 31, 2014 and December 31, 2013, respectively.
(3) Balances exclude total accrued interest of $21.8 million and $19.6 million at December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, the Bank had unsecured exposure to 11 counterparties totaling $4.6 billion with seven counterparties each exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at December 31, 2014 and 2013. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2014	December 31, 2013
Federal funds sold	$4,585.0	$2,875.0
Total	$4,585.0	$2,875.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2014, 80.2% of the Bank’s unsecured investment credit exposure in Federal funds sold was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2014, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2014 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$680.0	$80.0	$760.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	680.0	230.0	910.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	1,375.0	—	1,375.0
Finland	—	500.0	—	500.0
Netherlands	—	500.0	—	500.0
Norway	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,875.0	—	3,675.0
Total unsecured investment credit exposure	$800.0	$3,555.0	$230.0	$4,585.0

(in millions)
December 31, 2013 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$500.0	$125.0	$625.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	500.0	275.0	775.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	500.0	—	500.0
Netherlands	500.0	—	—	500.0
Norway	—	300.0	—	300.0
Total U.S. branches and agency offices of foreign commercial banks	1,300.0	800.0	—	2,100.0
Total unsecured investment credit exposure	$1,300.0	$1,300.0	$275.0	$2,875.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after December 31, 2014.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either December 31, 2014 or 2013.

At December 31, 2014 and 2013, all the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. Agency and GSE/TVA securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $3.8 billion and $2.6 billion as of December 31, 2014 and December 31, 2013, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio increased $88.2 million from December 31, 2013 to $6.4 billion at December 31, 2014. This increase was due to purchases of $1.1 billion of AFS securities, along with an increase in fair value of $43.5 million, partially offset by paydowns of $1.0 billion.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $346.7 million from December 31, 2013 to $1.7 billion at December 31, 2014. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The increase in prices on OTTI securities during 2014 increased the unrealized gains in AOCI from $77.6 million at December 31, 2013 to $94.5 million as of December 31, 2014. The weighted average price on these securities increased from 86 at December 31, 2013 to 88 at December 31, 2014. These fair values are determined using unobservable inputs (i.e., Level 3) and are fundamentally the average prices derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Approximately 21% of the Bank’s MBS portfolio at December 31, 2014 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2014. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$4.7	$4.7
A	—	—	—	8.0	8.0
BBB	—	—	21.4	173.3	194.7
Below investment grade:
BB	—	8.8	39.4	119.9	168.1
B	—	—	15.6	86.4	102.0
CCC	—	7.8	5.8	27.0	40.6
CC		21.3	5.4	—	26.7
C	17.9	95.6	—	—	113.5
D	214.1	85.6	38.6	—	338.3
Unrated	—	—	—	3.6	3.6
Total	$232.0	$219.1	$126.2	$422.9	$1,000.2
Amortized cost	$177.4	$187.2	$118.2	$419.9	902.7
Gross unrealized losses (1)	—	(0.2)	(3.2)	(3.8)	(7.2)
Fair value	206.2	203.8	120.9	418.4	949.3
OTTI (2):
Credit-related OTTI taken	$—	$—	$—	$—	$—
Noncredit-related OTTI taken	—	—	—	—	—
Total 2014 OTTI taken	$—	$—	$—	$—	$—
Weighted average fair value/par	88.9%	93.0%	95.8%	98.9%	94.9%
Original weighted average credit support	7.2	8.3	4.5	5.5	6.4
Weighted-average credit support - current	0.1	1.5	8.1	12.8	6.8
Weighted avg. collateral delinquency(3)	12.8	12.4	10.8	9.8	11.2

	Private Label MBS by Vintage - Alt-A (4)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
A	$—	$6.8	$—	$11.6	$18.4
BBB	—	—	3.7	75.9	79.6
Below investment grade:
BB	—	—	—	10.7	10.7
B	—	—	25.8	7.2	33.0
CCC	—	75.4	45.7	36.5	157.6
CC	—	—	7.5	1.8	9.3
D	172.7	277.5	46.3	—	496.5
Total	$172.7	$359.7	$129.0	$143.7	$805.1
Amortized cost	$131.0	$281.6	$121.3	$138.5	$672.4
Gross unrealized losses (1)	(0.2)	(0.6)	(1.3)	(0.8)	(2.9)
Fair value	140.7	310.1	121.8	141.9	714.5
OTTI (2):
Credit-related OTTI taken	$—	$—	$—	$—	$—
Noncredit-related OTTI taken	—	—	—	—	—
Total 2014 OTTI taken	$—	$—	$—	$—	$—
Weighted average fair value/par	81.5%	86.2%	94.4%	98.7%	88.7%
Original weighted average credit support	13.3	10.1	6.0	5.3	9.3
Weighted-average credit support - current	0.0	0.3	7.8	21.7	5.5
Weighted avg. collateral delinquency(3)	22.0	18.0	10.5	12.5	16.7
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $562.2 million and $537.2 million, respectively at December 31, 2014.
(2) For the year ended December 31, 2014.
(3) Delinquency information is presented at the cross-collateralization level.
(4) Includes HELOCs.

The Bank’s subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

OTTI. The Bank did not recognize any credit-related OTTI charges during 2014. During 2013 and 2012, the Bank recognized $0.4 million and $11.4 million, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

The Bank’s estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank’s private label MBS. This process is described in Note 7 - OTTI to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its fourth quarter 2014 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	15.9	7.6	33.7	5.9
Alt-A	16.4	15.9	36.7	5.3
Subprime	8.7	19.3	65.1	35.7
Total Private Label Residential MBS	16.1	11.4	35.2	5.7

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date OTTI (in millions) as follows:

(dollars in millions)	December 31, 2014	December 31, 2013
Number of private label MBS with an OTTI charge:
Life-to-date	57	57
Still outstanding	45	49
Total OTTI credit loss recorded life-to-date	$454.0	$454.0
Principal write-downs on private label MBS	(121.1)	(100.8)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(106.0)	(106.0)
Private label MBS matured (less principal write-downs realized)	(4.4)	(1.1)
Remaining amount of previously recognized OTTI credit losses	$222.5	$246.1

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. Interest income on these securities was $23.6 million, $12.2 million and $8.7 million for 2014, 2013 and 2012, respectively, and $59.5 million life-to-date. The interest income was recognized on 38, 34 and 31 private label MBS during 2014, 2013 and 2012, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during 2014 and 2013.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at December 31, 2014. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.1 billion and $3.2 billion at December 31, 2014 and 2013, respectively, after an allowance for credit losses of $7.3 million and $11.4 million, respectively.

The tables below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range tables is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2014 and 2013. The geographic breakdown tables are also based on the unpaid principal balance at December 31, 2014 and 2013.

(dollars in millions)	December 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
Conventional loans:
Original MPF	$1,805.5	59.0	$1,629.3	51.3
MPF Plus	974.5	31.9	1,235.3	39.0
Total conventional loans	2,780.0	90.9	2,864.6	90.3
Government-insured loans:
MPF Government	278.5	9.1	306.0	9.7
Total par value	$3,058.5	100.0	$3,170.6	100.0

(dollars in millions)	2014	2013	2012
Mortgage loans interest income	$129.4	$141.7	$168.1
Average mortgage loans portfolio balance	$3,160.1	$3,400.1	$3,670.8
Average yield	4.10%	4.17%	4.58%
Weighted average coupon (WAC)	4.93%	5.10%	5.45%
Weighted average estimated life (WAL)	5.8 years	5.6 years	4.0 years

	December 31, 2014	December 31, 2013
Original FICO ® scores:
Greater than or equal to 740	52%	51%
700 to 739	23%	22%
660 to 699	17%	18%
620 to 659	7%	8%
Less than 620	1%	1%

	December 31, 2014	December 31, 2013
Original LTV ratio range:
60% or below	16%	17%
Above 60% to 70%	14%	16%
Above 70% to 80%	54%	53%
Above 80% to 90%	8%	8%
Greater than 90%	8%	6%

	December 31, 2014	December 31, 2013
Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	9%	11%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	61%	55%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	18%	19%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	6%	7%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	6%	8%
Top state concentrations:
Pennsylvania	54%	47%
California	4%	5%
Maryland	4%	5%
New Jersey	4%	4%
West Virginia	4%	3%
Other states	30%	36%

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties are also required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2014 and 2013, the total funded amount of conventional and government repurchased mortgage loans was $20.5 million, or 5.6%, and $27.8 million, or 6.1%, respectively, of total funded loans.

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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2014, 2013, and 2012, CE fees were $3.2 million, $3.5 million and $3.9 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

MPF Plus. Under MPF Plus, the first layer of losses (following any PMI coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional CE in the form of a SMI policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and SMI are paid by the PFI, up to the amount of the PFI’s CE obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the SMI policy amount, and the PFI’s CE obligation are recorded by the Bank based on the Bank’s participation interest. Losses incurred by the Bank up to its exposure under the FLA may be able to be recaptured through the recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE would be treated in the same manner as Original MPF. A number of MPF Plus pools also have SMI policies, which also can act as CE. The MPF Plus product is currently not being offered by the Bank.

The following table presents the outstanding balances in the FLAs for the Original MPF and MPF Plus products.

(in millions)	Original MPF	MPF Plus	Total
December 31, 2014	$3.2	$19.9	$23.1
December 31, 2013	2.8	22.4	25.2
December 31, 2012	2.6	26.6	29.2

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2014, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2014, $59.1 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2014 was $13.9 million and $5.5 million, respectively. As of December 31, 2013 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI was $18.9 million and $7.5 million, respectively.

BOB Loans. See Item 1. Business in this Form 10-K for a description of this program. At December 31, 2014, the allowance for credit losses on BOB loans was $1.8 million, a decrease of $0.4 million from December 31, 2013.

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

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of December 31, 2014.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2014.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2014 and 2013.

(in millions)	December 31, 2014
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$200.0	$2.6	$—	$—	$2.6
A	385.0	1.6	—	—	1.6
Liability positions with credit exposure:
Bilateral derivatives
A	1,325.0	(16.6)	18.0	—	1.4
Cleared derivatives (2)	23,373.5	(174.9)	204.4	—	29.5
Total derivative positions with credit exposure to non-member counterparties	25,283.5	(187.3)	222.4	—	35.1
Member institutions (3)	18.3	0.4	—	—	0.4
Total	$25,301.8	$(186.9)	$222.4	$—	$35.5
Derivative positions without credit exposure	19,551.2
Total notional	$44,853.0

(in millions)	December 31, 2013
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$300.0	$9.6	$—	$—	$9.6
A	3,550.5	22.5	(4.8)	(13.8)	3.9
Cleared derivatives (2)	10,035.1	8.5	(2.7)	—	5.8
Liability positions with credit exposure:
Bilateral derivatives
A	3,724.0	(132.3)	133.4	—	1.1
Cleared derivatives (2)	—	—	25.6	—	25.6
Total derivative positions with credit exposure to non-member counterparties	17,609.6	(91.7)	151.5	(13.8)	46.0
Member institutions (3)	12.3	0.2	—	—	0.2
Total	$17,621.9	$(91.5)	$151.5	$(13.8)	$46.2
Derivative positions without credit exposure	19,629.8
Total notional	$37,251.7
Notes:

(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2014. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of December 31, 2014 and 2013.

Notional Greater Than 10%	December 31, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$4,567.4	21.3	A	$5,751.1	21.1
Morgan Stanley Capital	BBB	3,328.6	15.5	(1)	(1)	(1)
JP Morgan Chase Bank, NA	A	2,885.6	13.4	A	3,366.9	12.4
Credit Suisse International	(1)	(1)	(1)	A	3,284.0	12.1
BNP Paribas	(1)	(1)	(1)	A	2,738.7	10.1
All others	n/a	10,697.9	49.8	n/a	12,075.9	44.3
Total		$21,479.5	100.0		$27,216.6	100.0

Net Credit Exposure Greater Than 10%	December 31, 2014			December 31, 2013
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Royal Bank of Canada	AA	$2.6	43.0	AA	$9.6	65.0
HSBC Bank USA, NA	A	1.2	19.7	A	3.1	20.8
Goldman Sachs Group, Inc	A	0.7	11.3	(2)	(2)	(2)
All others	n/a	1.5	26.0	n/a	2.1	14.2
Total		$6.0	100.0		$14.8	100.0
Notes:
(1) The percentage of notional was not greater than 10%
(2) The counterparty had no credit exposure as of December 31, 2013.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe, specifically in Germany, Switzerland, France, and the United Kingdom. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	December 31, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$37.5	$37.5	$37.8	$126.1	$126.1	$126.3
United Kingdom	25.7	20.7	20.6	41.7	36.7	37.4
Germany	41.6	26.6	27.6	86.9	71.9	71.3
Total	$104.8	$84.8	$86.0	$254.7	$234.7	$235.0
Note: The average maturity of these derivative contracts is October 2018 and February 2019 at December 31, 2014 and 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	December 31, 2014			December 31, 2013
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$0.6	$0.6	$3.1	$4.4	$4.4	$4.8
United Kingdom	3.8	2.6	3.9	9.6	8.6	13.1
Switzerland	0.4	—	—	—	—	—
Total	$4.8	$3.2	$7.0	$14.0	$13.0	$17.9
Note: The average maturity of these derivative contracts is March 2019 and December 2018 at December 31, 2014 and 2013, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The Bank’s various liquidity requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section below.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them.

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P as of December 31, 2014. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2014, the Bank’s consolidated obligation bonds outstanding increased to $43.7 billion compared to $37.7 billion at December 31, 2013. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2014 increased to $37.1 billion compared to $28.2 billion at December 31, 2013, primarily due to an increase in advance activity.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During 2014, funding spreads to LIBOR generally improved as the unfavorable market conditions present during much of 2013 receded.

Consolidated obligations bonds often have investor-determined features. The decision to issue a bond using a particular structure is based upon the desired amount of funding, and the ability of the Bank to hedge the risks. The issuance of a bond with a simultaneously-transacted interest-rate exchange agreement usually results in a funding vehicle with a lower cost than the Bank could otherwise achieve. The continued attractiveness of such debt/swap transactions depends on price relationships in both the consolidated bond and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. The increase in funding alternatives available to the Bank through negotiated debt/swap transactions is beneficial to the Bank because it may reduce funding costs and provide additional asset/liability management tools. The types of consolidated obligations bonds issued can fluctuate based on comparative changes in their cost levels, supply and demand conditions, advance demand, and the Bank’s balance sheet management strategy. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At December 31,

2014, callable bonds issued by the Bank were up approximately $2.1 billion from December 31, 2013. Additional information regarding the Bank’s consolidated obligations is provided in Note 14 - Consolidated Obligations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at December 31, 2014.

Deposit Reserves. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2014, decreased to $641.2 million from $694.4 million at December 31, 2013. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2014 and 2013, excess deposit reserves were $68.0 billion and $53.9 billion, respectively.

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

The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2014 and 2013, excess contingency liquidity was approximately $19.7 billion and $13.8 billion, respectively.

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

Repurchases of Excess Capital Stock. Beginning in December 2014, the Bank began to repurchase all excess capital stock on a weekly basis. Additionally, as of December 31, 2014 and 2013, the Bank had outstanding capital redemption requests of $586 thousand and $40 thousand, respectively. See Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. As of December 31, 2014 and 2013, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $4.8 billion and $4.5 billion, respectively. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk. See Legislative and Regulatory Developments section of this Form 10-K for additional information.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 9.5% and 8.6% of total FHLBank System consolidated obligations at December 31, 2014 and 2013, respectively.

	December 31, 2014			December 31, 2013
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$91,787.7	$37,169.4	$128,957.1	$80,552.1	$32,208.4	$112,760.5
Boston	25,328.4	25,312.0	50,640.4	23,270.7	16,062.0	39,332.7
Chicago	34,401.2	31,059.8	65,461.0	32,491.9	31,092.4	63,584.3
Cincinnati	59,123.3	41,238.1	100,361.4	58,027.2	38,216.9	96,244.1
Dallas	16,111.1	19,134.3	35,245.4	21,588.2	5,985.1	27,573.3
Des Moines	32,332.9	57,781.2	90,114.1	30,205.4	38,143.4	68,348.8
Indianapolis	25,498.8	12,570.8	38,069.6	26,643.1	7,435.9	34,079.0
New York	72,998.6	50,054.1	123,052.7	72,886.1	45,876.4	118,762.5
Pittsburgh	43,602.1	37,065.7	80,667.8	37,694.7	28,242.2	65,936.9
San Francisco	46,723.0	21,814.6	68,537.6	52,768.8	24,198.8	76,967.6
Seattle	16,745.6	14,941.5	31,687.1	17,326.1	14,990.4	32,316.5
Topeka	20,159.3	14,221.3	34,380.6	20,040.2	10,890.5	30,930.7
Total FHLBank System	$484,812.0	$362,362.8	$847,174.8	$473,494.5	$293,342.4	$766,836.9
Operating and Business Risks

Operating Risk. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as financial reporting, compliance, fraud, legal, information and personnel. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, regularly monitors compliance with established policies and procedures. Management monitors the effectiveness of the internal control environment on an ongoing basis and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank’s various risk management committees. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an effective operating risk management framework, which includes quantitative and qualitative key risk indicators, as well as a Bank-wide compliance framework designed to promote awareness of compliance requirements and monitor compliance activities.

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operating risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these suppliers could impact the Bank’s ability to conduct business or expose the Bank to financial loss, loss of intellectual property, or confidential information. The Bank has a vendor management office to manage third-party relationships. The Bank is also exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate these risks, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank's dependence on computer systems and technologies has increased its exposure to cyber-security risks and cyber incidents, including unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption or loss. To date, the Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have prevented successful cyber-security attacks from impacting the Bank in any material manner. While these security measures are in place and the Bank devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. It may incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, lost revenue, litigation and reputational damage.

The Bank maintains insurance coverage for employee misappropriation, as well as director and officer liability protection. Additionally, insurance coverage is in place for electronic data-processing equipment and software, personal property, leasehold improvements, property damage, personal injury and cyber-related incidents. The Bank maintains additional insurance protection as deemed appropriate. The Bank regularly reviews its insurance coverage for adequacy as well as the financial claims paying ability of its insurance carriers.

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

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in this Form 10-K.

Item 8:  Financial Statements and Supplementary Financial Data

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including the Chief Executive Officer, Chief Financial Officer, and the Chief Accounting Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2014, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, changes in capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the FHLBank) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and which appears on the previous page. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 12, 2015

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Interest income:
Advances	$255,863	$227,681	$260,748
Prepayment fees on advances, net	16,956	2,306	31,844
Interest-bearing deposits	351	464	683
Securities purchased under agreements to resell	73	1,037	4,487
Federal funds sold	3,856	4,251	3,138
Trading securities	7,663	1,274	1,033
Available-for-sale (AFS) securities	137,623	121,209	126,742
Held-to-maturity (HTM) securities	74,304	96,651	133,691
Mortgage loans held for portfolio	129,399	141,699	168,055
Total interest income	626,088	596,572	730,421
Interest expense:
Consolidated obligations - discount notes	24,201	18,461	18,111
Consolidated obligations - bonds	318,371	381,313	501,318
Mandatorily redeemable capital stock	165	1,326	605
Deposits	220	321	548
Other borrowings	29	16	37
Total interest expense	342,986	401,437	520,619
Net interest income	283,102	195,135	209,802
Provision (benefit) for credit losses	(4,129)	(1,849)	361
Net interest income after provision (benefit) for credit losses	287,231	196,984	209,441
Other noninterest income :
Total OTTI losses (Note 7)	—	—	(2,191)
OTTI losses reclassified (from) AOCI (Note 7)	—	(442)	(9,246)
Net OTTI losses, credit portion (Note 7)	—	(442)	(11,437)
Net gains (losses) on trading securities (Note 4)	22,408	(4,594)	392
Net gains (losses) on derivatives and hedging activities (Note 11)	(37,500)	30,251	10,785
Net gains on extinguishment of debt (Note 14)	—	9,665	—
Gains on litigation settlements, net	70,896	1,482	—
Standby letters of credit fees	17,383	9,083	5,631
Other, net	2,480	2,056	1,761
Total other noninterest income	75,667	47,501	7,132
Other expense:
Compensation and benefits	43,098	44,689	36,737
Other operating	27,228	27,634	27,631
Finance Agency	4,592	4,005	4,679
Office of Finance	3,772	3,704	3,333
Total other expense	78,690	80,032	72,380
Income before assessments	284,208	164,453	144,193
Affordable Housing Program (AHP) assessment (Note 15)	28,437	16,578	14,480
Net income	$255,771	$147,875	$129,713
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	28,767	27,395	30,320
Basic and diluted earnings per share	$8.89	$5.40	$4.28
Dividends per share	$3.61	$0.78	$0.19
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2014	2013	2012
Net income	$255,771	$147,875	$129,713
Other comprehensive income (loss) :
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	64,941	(67,912)	29,499
Reclassification of realized losses included in net income	—	41	—
Total net unrealized gains (losses) on AFS	64,941	(67,871)	29,499
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI losses transferred from HTM securities	—	—	(662)
Net change in fair value of OTTI securities	16,809	58,201	177,867
Net amount of impairment losses reclassified to non-interest income	—	442	9,908
Total net non-credit portion of OTTI losses on AFS securities	16,809	58,643	187,113
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	(662)
Transfer of non-credit portion from HTM to AFS securities	—	—	662
Total net non-credit portion of OTTI losses on HTM securities	—	—	—
Reclassification of net losses (gains) included in net income relating to hedging activities	(15)	1	—
Pension and post-retirement benefits	(1,642)	(138)	(542)
Total other comprehensive income (loss)	80,093	(9,365)	216,070
Total comprehensive income	$335,864	$138,510	$345,783

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31, 2014	December 31, 2013
(in thousands)
ASSETS
Cash and due from banks (Note 3)	$2,451,131	$3,121,345
Interest-bearing deposits	6,782	7,795
Federal funds sold	4,585,000	2,875,000
Investment securities:
Trading securities (Note 4)	281,016	239,190
AFS securities, at fair value, including $0 and $79,233 pledged as collateral that may be repledged, respectively (Note 5)	8,408,835	6,757,717
HTM securities; fair value of $3,286,547 and $4,034,830, respectively (Note 6)	3,246,788	3,995,530
Total investment securities	11,936,639	10,992,437
Advances, net (Note 8)	63,408,355	50,247,435
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $7,260 and $11,359 respectively (Note 10)	3,123,334	3,224,091
Banking on Business (BOB) loans, net of allowance for credit losses of $1,840 and $2,231, respectively (Note 10)	11,567	11,400
Accrued interest receivable	86,109	95,374
Premises, software and equipment, net (Note 12)	10,446	11,136
Derivative assets (Note 11)	36,217	59,973
Other assets	21,496	24,933
Total assets	$85,677,076	$70,670,919

Federal Home Loan Bank of Pittsburgh
Statements of Condition (continued)

	December 31, 2014	December 31, 2013
(in thousands, except par value)
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$601,454	$660,598
Noninterest-bearing	39,726	33,754
Total deposits	641,180	694,352
Consolidated obligations, net: (Note 14)
Discount notes	37,058,118	28,236,257
Bonds	43,714,510	37,698,302
Total consolidated obligations, net	80,772,628	65,934,559
Mandatorily redeemable capital stock (Note 16)	586	40
Accrued interest payable	103,151	97,689
AHP payable (Note 15)	55,997	36,353
Derivative liabilities (Note 11)	58,964	177,488
Other liabilities	41,614	38,236
Total liabilities	81,674,120	66,978,717
Commitments and contingencies (Note 20)
Capital (Note 16)
Capital stock - putable ($100 par value) issued and outstanding 30,410 and 29,622 shares	3,040,976	2,962,143
Retained earnings:
Unrestricted	726,309	625,636
Restricted	111,238	60,083
Total retained earnings	837,547	685,719
Accumulated Other Comprehensive Income (AOCI)	124,433	44,340
Total capital	4,002,956	3,692,202
Total liabilities and capital	$85,677,076	$70,670,919

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$255,771	$147,875	$129,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(59,788)	(41,724)	4,550
Net change in derivatives and hedging activities	83,449	12,041	100,095
Net OTTI credit losses	—	442	11,437
Net gains on extinguishment of debt	—	(9,665)	—
Other adjustments	(4,838)	(1,809)	357
Net change in:
Trading securities	(51,717)	124,292	630,695
Accrued interest receivable	9,266	(2,649)	39,447
Other assets	(903)	(711)	(35)
Accrued interest payable	5,463	(16,317)	(11,559)
Other liabilities	21,099	16,828	12,569
Total adjustments	2,031	80,728	787,556
Net cash provided by operating activities	$257,802	$228,603	$917,269
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $1,013, $3,640 and $4,745 and from other FHLBanks for mortgage loan program)	$131,413	$(151,402)	$226,427
Securities purchased under agreements to resell	—	2,500,000	(2,500,000)
Federal funds sold	(1,710,000)	1,720,000	(2,145,000)
AFS securities:
Proceeds (includes $19,909 from sale of AFS securities in 2013)	1,819,780	1,959,687	2,310,307
Purchases	(3,333,306)	(2,801,220)	(3,727,992)
HTM securities:
Net change in short-term	—	400,000	1,600,000
Proceeds from long-term maturities	749,354	1,272,264	1,559,390
Advances:
Proceeds	647,779,277	263,745,577	194,074,582
Made	(661,191,580)	(273,786,491)	(204,430,191)
Mortgage loans held for portfolio:
Proceeds	464,995	753,311	908,397
Purchases	(375,214)	(464,699)	(583,729)
Proceeds from sale of foreclosed assets	17,748	22,417	22,797
Premises, software and equipment :
Proceeds from sale	900	—	7
Purchases	(3,923)	(3,043)	(2,857)
Net cash used in investing activities	$(15,650,556)	$(4,833,599)	$(12,687,862)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2014	2013	2012
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(48,945)	$(329,871)	$(76,197)
Net payments for derivative contracts with financing element	(32,699)	(32,272)	(125,221)
Net proceeds from issuance of consolidated obligations:
Discount notes	131,729,844	232,107,226	454,910,661
Bonds (includes $65,576 from other FHLBanks during 2014)	26,050,080	27,631,175	39,934,711
Payments for maturing and retiring consolidated obligations:
Discount notes	(122,909,347)	(228,019,303)	(441,688,849)
Bonds	(20,041,829)	(24,674,356)	(40,274,486)
Proceeds from issuance of capital stock	2,135,063	1,664,951	588,934
Payments for repurchase/redemption of mandatorily redeemable capital stock	(7,876)	(432,224)	(66,154)
Payments for repurchase/redemption of capital stock	(2,047,808)	(1,518,075)	(710,785)
Cash dividends paid	(103,943)	(21,504)	(5,705)
Net cash provided by financing activities	$14,722,540	$6,375,747	$12,486,909
Net (decrease) increase in cash and due from banks	$(670,214)	$1,770,751	$716,316
Cash and due from banks at beginning of the period	3,121,345	1,350,594	634,278
Cash and due from banks at end of the period	$2,451,131	$3,121,345	$1,350,594
Supplemental disclosures:
Interest paid	$378,194	$464,250	$572,044
AHP payments	8,793	4,682	3,611
Transfers of mortgage loans to real estate owned	14,257	17,167	22,550
Non-cash transfer of OTTI HTM securities to AFS	—	—	11,268

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Issuance of capital stock	5,889	588,934	—	—	—	—	588,934
Repurchase/redemption of capital stock	(7,108)	(710,785)	—	—	—	—	(710,785)
Net shares reclassified to mandatorily redeemable capital stock	(4,520)	(452,047)	—	—	—	—	(452,047)
Comprehensive income	—	—	103,771	25,942	129,713	216,070	345,783
Cash dividends	—	—	(5,778)	—	(5,778)	—	(5,778)
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	16,650	1,664,951	—	—	—	—	1,664,951
Repurchase/redemption of capital stock	(15,181)	(1,518,075)	—	—	—	—	(1,518,075)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income (loss)	—	—	118,300	29,575	147,875	(9,365)	138,510
Cash dividends	—	—	(21,431)	—	(21,431)	—	(21,431)
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Issuance of capital stock	21,350	2,135,063	—	—	—	—	2,135,063
Repurchase/redemption of capital stock	(20,478)	(2,047,808)	—	—	—	—	(2,047,808)
Net shares reclassified to mandatorily redeemable capital stock	(84)	(8,422)	—	—	—	—	(8,422)
Comprehensive income	—	—	204,616	51,155	255,771	80,093	335,864
Cash dividends	—	—	(103,943)	—	(103,943)	—	(103,943)
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business (as defined by Finance Agency regulation) in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet membership regulation standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock a member owns is based on membership requirements (membership asset value) and activity requirements (i.e., outstanding advances, letters of credit, and the principal balance of certain residential mortgage loans sold to the Bank). The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 18 - Transactions with Related Parties for additional information.

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

Fair Value. The fair value amounts, recorded on the Statement of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. See Note 19 - Estimated Fair Values for more information.

Significant Accounting Policies

Financial Instruments Meeting Netting Requirements. The Bank presents certain financial instruments on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the Bank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements.

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

Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit and bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans made to investment-grade counterparties. The Bank records securities purchased under agreements to resell as short-term collateralized loans to a third party which are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. The Bank had no securities purchased under agreements to resell at December 31, 2014 or 2013.

Investment Securities. The Bank classifies investment securities as trading, AFS and HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investments through noninterest income as “Net gains (losses) on trading securities.”

Available-for-Sale (AFS). Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI as “Net unrealized gains (losses) on AFS securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in noninterest income as “Net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

Notes to Financial Statements (continued)

Held-to-Maturity (HTM). Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and are carried at amortized cost, representing the amount at which an investment is acquired adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.

Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, a sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

To determine whether a credit loss exists, the Bank performs an analysis, which includes a cash flow test for private label mortgage-backed securities (MBS), to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in AOCI, which is a component of capital. The credit loss on a debt security is limited to the amount of that security’s unrealized losses.

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

Notes to Financial Statements (continued)

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

Variable Interest Entities (VIEs). The Bank has investments in VIEs that include, but are not limited to, senior interests in private label MBS. The carrying amounts and classification of the assets that relate to the Bank’s investments in VIEs are included in investment securities on the Statement of Condition. The Bank has no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the carrying value of the Bank’s investments in the VIEs.

If the Bank determines it is the primary beneficiary of a VIE, it would be required to consolidate that VIE. The Bank performs a quarterly evaluation to determine whether it is the primary beneficiary of any VIEs. To perform this evaluation, the Bank considers whether it possesses both of the following characteristics:

•	the power to direct the VIE’s activities that most significantly impact the VIEs’ economic performance; and

•	the obligation to absorb the VIE’s losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, the Bank has determined that consolidation is not required for its VIEs for the periods presented. The Bank typically does not have the power to direct the VIEs’ activities that most significantly impact the VIEs’ economic performance. In addition, the Bank has not provided financial or other support to any (explicitly or implicitly) during the periods presented. Furthermore, the Bank was not previously contractually required to provide, nor does it intend to provide, such support in the future.

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

Prepayment Fees.  The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. The Bank records prepayment fees net of adjustments related to hedging activities as “Prepayment fees on advances, net” in the interest income section of the Statement of Income.

In the event that a new advance is issued in connection with a prepayment of an outstanding advance but the new advance does not qualify as a modification of an existing advance, any prepayment fee, net of hedging activities, is recorded in “Prepayment fees on advances, net.”

Notes to Financial Statements (continued)

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging activities, is deferred and amortized using a level-yield methodology over the life of the modified advance to advance interest income.

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

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated maturity. These fees compensate the Bank for lost interest as a result of late funding and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount and are recorded in noninterest income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount and represent purchase price adjustments to the related loans acquired and are recorded as a part of the loan basis.

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is for it to serve as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is charged off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and interest income is not accrued, and accrued but uncollected interest is reversed. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

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

Notes to Financial Statements (continued)

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

Nonaccrual Loans. The Bank places a conventional mortgage loan on nonaccrual status if it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g., through CE) and in the process of collection. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is charged against interest income. The Bank records cash payments received as a reduction of principal because the collection of the remaining principal amount due is considered doubtful and cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal or (2) it otherwise becomes well secured and in the process of collection.

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

Loans that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. The Bank considers its impaired loans to be collateral-dependent. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

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

Real Estate Owned (REO). REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses or CE fee receivable if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other noninterest expense in the Statement of Income. REO is recorded in other assets in the Statement of Condition.

Derivatives. All derivatives are recognized on the Statement of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Notes to Financial Statements (continued)

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

Accounting for Fair Value and Cash Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and are expected to be highly effective, they qualify for fair value or cash flow hedge accounting and the offsetting changes in fair value of the hedged items may be recorded either in earnings (fair value hedges) or AOCI (cash flow hedges). Two approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

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

Fair value or cash flow derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within normal market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk or the variability in the cash flows of the forecasted transaction) is recorded in other noninterest income as “Net gains (losses) on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the economically hedged assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated in fair value or cash flow hedge relationships are recognized as adjustments to the income or expense of the designated hedged item.

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item attributable to the hedged risk (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the

Notes to Financial Statements (continued)

originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines to no longer designate the derivative as a hedging instrument (i.e., de-designation).

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

Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from one to ten years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software and equipment in “Other noninterest income (loss).”

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

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The OF prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Concessions paid on consolidated obligations are deferred and amortized using the interest method, over the term to

Notes to Financial Statements (continued)

maturity of the consolidated obligation. Unamortized concessions are included in other assets, and the amortization of such concessions is included in consolidated obligation interest expense.

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

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank contributes 20% of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least one percent of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 16 - Capital for more information.

Gains on Litigation Settlements, Net. Litigation settlement gains, net of related legal fees and expenses, are recorded in noninterest income as “Gains on litigation settlements, net” in the Statement of Income. A litigation settlement gain is considered realized and recorded when the Bank receives cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, a litigation settlement gain is considered realizable and recorded when the Bank enters into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. The related legal expenses are contingent-based fees and are only incurred and recorded upon a litigation settlement gain.

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

AHP Assessment. The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. The Bank charges the required funding for AHP to earnings and establishes a liability. As allowed per AHP regulations, the Bank can elect to allot fundings based on future periods’ required AHP contributions (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise be unable to do so based on its normal funding mechanism.

The Bank charges the required funding for AHP to earnings and establishes a liability. The Bank primarily makes the AHP subsidy available to members as a grant. Alternatively, the Bank could provide the member with an interest rate below a normal advance rate based on the present value of the difference between an AHP advance rate and the Bank’s cost of funds. If the Bank provides a discounted interest rate, this discount is accreted to interest income using the contractual method over the life of the advance. See Note 15 - AHP for more information.

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

Notes to Financial Statements (continued)

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02 or Advisory Bulletin), which is applicable to Fannie Mae, Freddie Mac and the FHLBanks. The Advisory Bulletin establishes guidelines for adverse classification of various assets, primarily MPF loans at the Bank. Among other requirements, this Advisory Bulletin requires that the Bank classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). The Bank implemented these classification provisions effective January 1, 2014. During the first quarter 2014, the Bank incorporated estimates of fair values on loans as applicable under the Advisory Bulletin in its calculation of the required “loss” on MPF loans. This change in the Bank's accounting estimate resulted in an immaterial benefit to the Bank's Allowance for Loan Losses at March 31, 2014. See Note 10 - Allowance for Credit Losses for more information.

The Advisory Bulletin also requires the Bank to charge-off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if the Bank subsequently receives full or partial payment of a previously charged-off loan, it may report a recovery of the amount charged-off either through loss reserves or as a reduction in foreclosed property expenses. As required, the Bank adopted the charge-off provisions of the Advisory Bulletin on January 1, 2015. Upon adoption of the charge-off provisions, the Bank’s allowance for loan losses on the impacted loans was eliminated and the corresponding recorded investment in the loans was reduced by the amounts that are charged-off, unless it is expected to be recovered through CE, for which the Bank recognizes a CE fee receivable. Under the Bank’s past accounting practices and upon adoption of the Advisory Bulletin, the ultimate amount of losses realized on the Bank’s loan portfolio will be the same over time; however, the timing of when the Bank recognizes the losses in its financial statements will differ.

The adoption of the charge-off provisions of the Advisory Bulletin did not have a material impact on the Bank’s financial condition or results of operations.

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance clarifying when a loan should be de-recognized and the related real estate property recognized. This guidance will allow the Bank to recognize properties as real estate owned once the borrower has voluntarily conveyed its interest in the property to the Bank through a deed in lieu of foreclosure or similar agreement. This guidance was effective for the Bank beginning January 1, 2015 and did not impact the Bank's financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued revised guidance for revenue recognition. This guidance will increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. The guidance will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition. This guidance, which will be effective for the Bank beginning January 1, 2017, is not expected to materially impact the Bank's financial condition or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued guidance amending the accounting for certain repurchase agreements, including repurchase-to-maturity transactions and repurchase financing transactions. The guidance will also require expanded disclosures for transactions accounted for as secured borrowings and sales. This guidance was effective for the Bank beginning January 1, 2015 and did not have a material impact on the Bank's financial condition or results of operations.

Notes to Financial Statements (continued)

Classification of Certain Government Insured Residential Mortgage Loans upon Foreclosure. In August 2014, the FASB issued guidance to limit diversity in practice for classification of certain mortgage loans backed by a government guarantee upon foreclosure. Upon foreclosure, the mortgage loan should be de-recognized and a separate other receivable recognized for the amount of the loan balance expected to be recovered from the guarantor. This guidance was effective for the Bank beginning January 1, 2015 and did not impact the Bank's financial condition or results of operations.

Going Concern. In August 2014, the FASB issued guidance which requires all entities to perform an interim and annual assessment of their ability to continue as a going concern for one year from the date of issuance of their respective financial statements. The guidance also requires disclosures if there is “substantial doubt” of the entity’s ability to continue as a going concern. The Bank's initial quarterly assessment will be required to be completed on its December 31, 2016 financial statements.

Extraordinary Items. In January 2015, the FASB issued guidance which eliminates the concept of extraordinary items. This guidance eliminates work for preparers and auditors to assess if an event is extraordinary. However, the guidance continues to require separate presentation on the Statement of Income for items that are both unusual and infrequent. This guidance is effective for the Bank beginning January 1, 2016 and will not impact the Bank’s results of operations.

Consolidation. In February 2015, the FASB issued amendments to its existing consolidation guidance which may impact the Bank’s evaluation of which entities are considered to be VIEs and if the Bank is required to consolidate a VIE. The Bank is currently evaluating the impact of this updated guidance, which is effective for the Bank beginning January 1, 2016.

Note 3 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for 2014 and 2013 were approximately $141.6 million and $112.3 million, respectively.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks (FRBs). The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of approximately $26.6 million and $22.7 million as of December 31, 2014 and 2013, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Notes to Financial Statements (continued)

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2014 and December 31, 2013.

(in thousands)	December 31, 2014	December 31, 2013
Mutual funds	$4,721	$4,576
GSE and Tennessee Valley Authority (TVA) obligations	276,295	234,614
Total	$281,016	$239,190

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.9 million and $4.7 million at December 31, 2014 and December 31, 2013, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for 2014, 2013 and 2012.

	Year ended December 31,
(in thousands)	2014	2013	2012
Net unrealized gains (losses) on trading securities held at year-end	$22,322	$(4,559)	$450
Net realized gains (losses) on securities sold/matured during the year	86	(35)	(58)
Net gains (losses) on trading securities	$22,408	$(4,594)	$392

Notes to Financial Statements (continued)

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2014 and December 31, 2013.

	December 31, 2014
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,221,543	—	17,661	(5,501)	3,233,703
State or local agency obligations	98,616	—	752	(384)	98,984
Total non-MBS	$3,322,152	$—	$18,418	$(5,885)	$3,334,685
MBS:
Other U.S. obligations single family MBS	$328,787	$—	$592	$—	$329,379
GSE single-family MBS	2,869,855	—	16,433	(4,126)	2,882,162
GSE multifamily MBS	872,509	—	9,511	(2,193)	879,827
Private label MBS:
Private label residential MBS	879,376	(863)	92,860	(290)	971,083
HELOCs	9,245	—	2,454	—	11,699
Total private label MBS	888,621	(863)	95,314	(290)	982,782
Total MBS	$4,959,772	$(863)	$121,850	$(6,609)	$5,074,150
Total AFS securities	$8,281,924	$(863)	$140,268	$(12,494)	$8,408,835

	December 31, 2013
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	2,103,847	—	1,160	(8,830)	2,096,177
State or local agency obligations	15,430	—	35	(1,422)	14,043
Total non-MBS	$2,121,270	$—	$1,200	$(10,252)	$2,112,218
MBS:
Other U.S. obligations single family MBS	$386,169	$—	$27	$(900)	$385,296
GSE single-family MBS	2,285,769	—	7,128	(10,772)	2,282,125
GSE multifamily MBS	858,774	—	4,261	(23,009)	840,026
Private label MBS:
Private label residential MBS	1,048,893	(3,723)	78,618	(164)	1,123,624
HELOCs	11,681	(109)	2,856	—	14,428
Total private label MBS	1,060,574	(3,832)	81,474	(164)	1,138,052
Total MBS	$4,591,286	$(3,832)	$92,890	$(34,845)	$4,645,499
Total AFS securities	$6,712,556	$(3,832)	$94,090	$(45,097)	$6,757,717
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the noncredit portion of an OTTI recognized during the life of the security.

Notes to Financial Statements (continued)

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds as disclosed above. These obligations were $7.0 million and $5.4 million at December 31, 2014 and December 31, 2013, respectively and are included in Other liabilities in the Statement of Condition.

As of December 31, 2014, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.5 million, credit losses of $222.5 million and OTTI-related accretion adjustments of $11.7 million. As of December 31, 2013, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.4 million, credit losses of $246.1 million, and OTTI-related accretion adjustments of $1.4 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net noncredit portion of OTTI gains on AFS securities in AOCI as of December 2014 and 2013.

(in thousands)	December 31, 2014	December 31, 2013
Non-credit portion of OTTI losses	$(863)	$(3,832)
Net unrealized gains on OTTI securities since their last OTTI credit charge	95,314	81,474
Net non-credit portion of OTTI gains on AFS securities in AOCI	$94,451	$77,642

The following tables summarize the AFS securities with unrealized losses as of December 31, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$1,783,202	$(4,380)	$322,691	$(1,121)	$2,105,893	$(5,501)
State or local agency obligations	1,576	(14)	11,385	(370)	12,961	(384)
Total non-MBS	$1,784,778	$(4,394)	$334,076	$(1,491)	$2,118,854	$(5,885)
MBS:
GSE single-family MBS	$19,405	$(3)	$228,257	$(4,123)	$247,662	$(4,126)
GSE multifamily MBS	15,322	(104)	185,153	(2,089)	200,475	(2,193)
Private label residential MBS	58,553	(191)	49,383	(962)	107,936	(1,153)
Total MBS	$93,280	$(298)	$462,793	$(7,174)	$556,073	$(7,472)
Total	$1,878,058	$(4,692)	$796,869	$(8,665)	$2,674,927	$(13,357)

Notes to Financial Statements (continued)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$1,350,088	$(8,830)	$—	$—	$1,350,088	$(8,830)
State or local agency obligations	3,994	(456)	8,664	(966)	12,658	(1,422)
Total non-MBS	$1,354,082	$(9,286)	$8,664	$(966)	$1,362,746	$(10,252)
MBS:
Other U.S. obligations single-family MBS	$317,394	$(806)	$28,803	$(94)	$346,197	$(900)
GSE single-family MBS	682,501	(10,486)	64,515	(286)	747,016	(10,772)
GSE multifamily MBS	460,305	(23,009)	—	—	460,305	(23,009)
Private label:
Private label residential MBS	66,847	(648)	42,306	(3,239)	109,153	(3,887)
HELOCs	—	—	1,679	(109)	1,679	(109)
Total private label MBS	66,847	(648)	43,985	(3,348)	110,832	(3,996)
Total MBS	$1,527,047	$(34,949)	$137,303	$(3,728)	$1,664,350	$(38,677)
Total	$2,881,129	$(44,235)	$145,967	$(4,694)	$3,027,096	$(48,929)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. See Note 1 - Summary of Significant Accounting Policies. The Bank transferred no private label MBS from HTM to AFS in 2014 and 2013 and one during 2012. This security had an OTTI credit loss recorded on it during the period in which it was transferred.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
March 31, 2012 transfer	$11,930	$(662)	$11,268

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$301,985	$302,087	$201,992	$202,104
Due after one year through five years	2,058,695	2,054,517	1,226,635	1,223,399
Due after five years through ten years	662,805	676,064	524,313	521,278
Due in more than ten years	298,667	302,017	168,330	165,437
AFS securities excluding MBS	3,322,152	3,334,685	2,121,270	2,112,218
MBS	4,959,772	5,074,150	4,591,286	4,645,499
Total AFS securities	$8,281,924	$8,408,835	$6,712,556	$6,757,717

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2014 and December 31, 2013.

(in thousands)	December 31, 2014	December 31, 2013
Amortized cost of AFS securities other than MBS:
Fixed-rate	$2,902,430	$1,536,763
Variable-rate	419,722	584,507
Total non-MBS	$3,322,152	$2,121,270
Amortized cost of AFS MBS:
Fixed-rate	$2,002,208	$2,155,940
Variable-rate	2,957,564	2,435,346
Total MBS	$4,959,772	$4,591,286
Total amortized cost AFS securities	$8,281,924	$6,712,556
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

Realized Gains and Losses on AFS Securities.  The following table provides a summary of proceeds and gross losses on sales of AFS securities for 2014, 2013 and 2012. The gross losses are included in “Other, net” in the Statement of Income.

	Twelve months ended December 31,
(in thousands)	2014	2013	2012
Proceeds from sale of AFS securities	$—	$19,909	$—
Gross losses on sale of AFS securities	—	(41)	—

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2014 and December 31, 2013.

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$13,041	$382	$—	$13,423
State or local agency obligations	184,412	1,314	(15,445)	170,281
Total non-MBS	$197,453	$1,696	$(15,445)	$183,704
MBS:
Other U.S. obligations single-family MBS	$1,122,537	$8,604	$—	$1,131,141
GSE single-family MBS	417,217	7,226	(118)	424,325
GSE multifamily MBS	818,037	43,431	—	861,468
Private label residential MBS	691,544	3,506	(9,141)	685,909
Total MBS	$3,049,335	$62,767	$(9,259)	$3,102,843
Total HTM securities	$3,246,788	$64,463	$(24,704)	$3,286,547

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$16,220	$721	$—	$16,941
State or local agency obligations	242,934	3,817	(10,753)	235,998
Total non-MBS	$259,154	$4,538	$(10,753)	$252,939
MBS:
Other U.S. obligations single-family MBS	$1,435,458	$8,869	$(15)	$1,444,312
GSE single-family MBS	561,640	8,280	(215)	569,705
GSE multifamily MBS	856,286	40,817	—	897,103
Private label MBS:
Private label residential MBS	873,325	4,300	(15,732)	861,893
HELOCs	9,667	—	(789)	8,878
Total private label MBS	882,992	4,300	(16,521)	870,771
Total MBS	$3,736,376	$62,266	$(16,751)	$3,781,891
Total HTM securities	$3,995,530	$66,804	$(27,504)	$4,034,830

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2014 and December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$3,361	$(54)	$116,488	$(15,391)	$119,849	$(15,445)
MBS:
GSE single-family MBS	$—	$—	$11,058	$(118)	$11,058	$(118)
Private label residential MBS	185,673	(1,291)	233,287	(7,850)	418,960	(9,141)
Total MBS	$185,673	$(1,291)	$244,345	$(7,968)	$430,018	$(9,259)
Total	$189,034	$(1,345)	$360,833	$(23,359)	$549,867	$(24,704)

	December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$18,367	$(271)	$132,463	$(10,482)	$150,830	$(10,753)
MBS:
Other U.S. obligations single-family MBS	$37,984	$(15)	$—	$—	$37,984	$(15)
GSE single-family MBS	93,356	(112)	13,369	(103)	106,725	(215)
Private label:
Private label residential MBS	292,159	(3,829)	197,089	(11,903)	489,248	(15,732)
HELOCs	—	—	8,878	(789)	8,878	(789)
Total private label MBS	292,159	(3,829)	205,967	(12,692)	498,126	(16,521)
Total MBS	$423,499	$(3,956)	$219,336	$(12,795)	$642,835	$(16,751)
Total	$441,866	$(4,227)	$351,799	$(23,277)	$793,665	$(27,504)

Securities Transferred. There were no transfers during 2014 and 2013. During 2012, the Bank transferred certain private label MBS from HTM to AFS. See Note 5 - Available-for-Sale Securities for additional information.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2014 and December 31, 2013 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$13,042	$13,423	$—	$—
Due after one year through five years	3,415	3,361	16,221	16,941
Due after five years through ten years	21,807	22,263	40,043	41,530
Due after ten years	159,189	144,657	202,890	194,468
HTM securities excluding MBS	197,453	183,704	259,154	252,939
MBS	3,049,335	3,102,843	3,736,376	3,781,891
Total HTM securities	$3,246,788	$3,286,547	$3,995,530	$4,034,830

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$44,453	$96,569
Variable-rate	153,000	162,585
Total non-MBS	$197,453	$259,154
Amortized cost of HTM MBS:
Fixed-rate	$1,114,059	$1,303,424
Variable-rate	1,935,276	2,432,952
Total HTM MBS	$3,049,335	$3,736,376
Total amortized cost HTM securities	$3,246,788	$3,995,530
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

Note 7 – Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the FHLBanks’ OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were not significant to the Bank.

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

Notes to Financial Statements (continued)

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying an FHLBank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. During the fourth quarter of 2014, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages ranging from (4.0)% to 7.0% over the 12 month period beginning October 1, 2014. For the vast majority of markets the short-term forecast has changes from 1.0% to 4.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2014. The “Total OTTI securities” balances below summarize the Bank’s securities as of December 31, 2014 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances represent AFS securities on which an OTTI was not taken. The sum of these two reflects the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$502,160	$407,405	$458,215
Alt-A	595,123	466,959	507,985
Subprime	2,175	1,315	1,476
HELOCs	13,120	9,245	11,699
Total OTTI securities	1,112,578	884,924	979,375
Private label MBS with no OTTI	3,697	3,697	3,407
Total AFS private label MBS	$1,116,275	$888,621	$982,782
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements (continued)

(in thousands)	2014	2013	2012
Beginning balance	$314,224	$326,024	$322,589
Additions:
Credit losses for which OTTI was not previously recognized	—	—	74
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	—	442	11,363
Reductions:
Securities sold and matured during the period (2)	292	(59)	721
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(23,581)	(12,183)	(8,723)
Ending balance	$290,935	$314,224	$326,024
Notes:
(1) For the 2014, 2013 and 2012, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2014, 2013 and 2012, respectively.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At December 31, 2014 and 2013, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2014 and 2013.

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

At December 31, 2014 and December 31, 2013, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized advances have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2014 and December 31, 2013.

(dollars in thousands)	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$29,380,685	0.42%	$22,169,669	0.41%
Due after 1 year through 2 years	7,754,473	1.22	10,343,245	1.36
Due after 2 years through 3 years	12,764,348	1.14	6,865,608	1.68
Due after 3 years through 4 years	9,361,638	0.82	6,073,540	1.21
Due after 4 years through 5 years	3,373,989	0.84	3,690,006	2.12
Thereafter	490,823	2.77	571,970	2.89
Total par value	63,125,956	0.76%	49,714,038	1.04%
Discount on AHP advances	(66)		(141)
Deferred prepayment fees	(8,600)		(12,371)
Hedging adjustments	291,065		545,909
Total book value	$63,408,355		$50,247,435

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At December 31, 2014 and December 31, 2013, the Bank had convertible advances outstanding of $1.9 billion and $2.3 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). If the call option is exercised, replacement funding may be available. At December 31, 2014, the Bank had no returnable advances, and at December 31, 2013, the Bank had returnable advances of $5.0 billion. At December 31, 2014 and December 31, 2013, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of December 31, 2014 and 2013.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Due in 1 year or less	$29,380,685	$22,169,669	$31,164,685	$24,308,669
Due after 1 year through 2 years	7,754,473	10,343,245	6,846,973	10,219,245
Due after 2 years through 3 years	12,764,348	6,865,608	12,179,348	5,752,108
Due after 3 years through 4 years	9,361,638	6,073,540	9,095,638	5,481,540
Due after 4 years through 5 years	3,373,989	3,690,006	3,368,489	3,406,006
Thereafter	490,823	571,970	470,823	546,470
Total par value	$63,125,956	$49,714,038	$63,125,956	$49,714,038
Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2014 and 2013.

(in thousands)	December 31, 2014	December 31, 2013
Fixed-rate – overnight	$2,012,230	$1,284,394
Fixed-rate – term:
Due in 1 year or less	20,740,508	17,801,335
Thereafter	9,116,344	10,778,131
Total fixed-rate	31,869,082	29,863,860
Variable-rate:
Due in 1 year or less	6,627,947	3,083,940
Thereafter	24,628,927	16,766,238
Total variable-rate	31,256,874	19,850,178
Total par value	$63,125,956	$49,714,038

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2014, the Bank had advances of $46.6 billion outstanding to its five largest borrowers, which represented 73.8% of total advances outstanding. Of these five, three had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2014.

As of December 31, 2013, the Bank had advances of $38.5 billion outstanding to the five largest borrowers, which represented 77.4% of total advances outstanding. Of these five, four had outstanding advance balances in excess of 10.0% of the total portfolio at December 31, 2013.

See Note 10 for information related to the Banks’ allowance for credit losses.

Note 9 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans, which it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. See Note 18 for further information regarding transactions with related parties.

Notes to Financial Statements (continued)

The following table presents balances as of December 31, 2014 and December 31, 2013 for mortgage loans held for portfolio.

(in thousands)	December 31, 2014	December 31, 2013
Fixed-rate long-term single-family mortgage loans(1)	$2,640,633	$2,682,255
Fixed-rate medium-term single-family mortgage loans(1)	417,830	488,334
Total par value	3,058,463	3,170,589
Premiums	51,214	50,436
Discounts	(4,872)	(6,147)
Hedging adjustments	25,789	20,572
Total mortgage loans held for portfolio	$3,130,594	$3,235,450
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2014 and December 31, 2013.

(in thousands)	December 31, 2014	December 31, 2013
Conventional mortgage loans	$2,779,962	$2,864,564
Government-guaranteed/insured mortgage loans	278,501	306,025
Total par value	$3,058,463	$3,170,589

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

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing each borrower’s need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank’s respective credit risk from credit products.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2014 and December 31, 2013, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2014 and December 31, 2013, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at December 31, 2014 and 2013, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. At December 31, 2014 and 2013, the MPF exposure under the FLA was $23.1 million and $25.2 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $3.2 million, $3.5 million and $3.9 million in 2014, 2013 and 2012, respectively.

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

Notes to Financial Statements (continued)

The CEs are contractually set and calculated by a master commitment agreement between the Bank and the PFI. Losses in excess of the CEs are incurred by the Bank.

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions required by AB 2012-02 as described in Note 2 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent, which are comprised primarily of MPF loans that are 180 days or more delinquent and other loans where the borrower has filed for bankruptcy. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property.

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2014	2013	2012
Balance, beginning of period	$11,359	$14,163	$14,344
(Charge-offs) Recoveries, net	299	(1,035)	(552)
Provision (benefit) for credit losses	(4,398)	(1,769)	371
Balance, December 31	$7,260	$11,359	$14,163

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	2014	2013	2012
Ending balance, individually evaluated for impairment	$6,034	$795	$642
Ending balance, collectively evaluated for impairment	1,226	10,564	13,521
Total allowance for credit losses	$7,260	$11,359	$14,163
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$68,144	$15,571	$12,956
Collectively evaluated for impairment	2,789,826	2,919,583	3,190,436
Total recorded investment	$2,857,970	$2,935,154	$3,203,392

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

Rollforward of Allowance for Credit Losses. BOB Loans.

(in thousands)	2014	2013	2012
Balance, beginning of period	$2,231	$2,481	$3,223
Charge-offs	(610)	(154)	(774)
Provision (benefit) for credit losses	219	(96)	32
Balance, December 31	$1,840	$2,231	$2,481

Notes to Financial Statements (continued)

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

(in thousands)	2014	2013	2012
Ending balance, individually evaluated for impairment	$—	$—	$100
Ending balance, collectively evaluated for impairment	1,840	2,231	2,381
Total allowance for credit losses	$1,840	$2,231	$2,481
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$—	$—	$280
Collectively evaluated for impairment	13,518	13,742	15,166
Total recorded investment	$13,518	$13,742	$15,446

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	December 31, 2014
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,680	$19,238	$124	$70,042
Past due 60-89 days	11,841	6,034	73	17,948
Past due 90 days or more	41,983	7,024	8	49,015
Total past due loans	$104,504	$32,296	$205	$137,005
Total current loans	2,753,466	256,606	13,313	3,023,385
Total loans	$2,857,970	$288,902	$13,518	$3,160,390
Other delinquency statistics:
In process of foreclosures, included above (2)	$26,981	$2,389	$—	$29,370
Serious delinquency rate (3)	1.5%	2.4%	0.1%	1.6%
Past due 90 days or more still accruing interest	$—	$7,024	$—	$7,024
Loans on nonaccrual status (4)	$45,900	$—	$205	$46,105

(in thousands)	December 31, 2013
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$52,689	$18,580	$151	$71,420
Past due 60-89 days	13,522	5,860	82	19,464
Past due 90 days or more	55,508	8,556	219	64,283
Total past due loans	$121,719	$32,996	$452	$155,167
Total current loans	2,813,435	284,104	13,290	3,110,829
Total loans	$2,935,154	$317,100	$13,742	$3,265,996
Other delinquency statistics:
In process of foreclosures, included above (2)	$43,953	$2,401	$—	$46,354
Serious delinquency rate (3)	1.9%	2.7%	1.6%	2.0%
Past due 90 days or more still accruing interest	$—	$8,556	$—	$8,556
Loans on nonaccrual status (4)	$59,244	$—	$452	$59,696
Notes:
(1) The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or unaccreted discounts and adjustments for fair value hedges. The recorded investment is not net of any valuation allowance.

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

	December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$31,749	$31,448	$—
With a related allowance:
Conventional MPF loans	$36,395	$36,175	$6,034
Total:
Conventional MPF loans	$68,144	$67,623	$6,034

	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$501	$498	$—
With a related allowance:
Conventional MPF loans	$15,070	$15,004	$795
Total:
Conventional MPF loans	$15,571	$15,502	$795

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$74,956	$1,388	14,552	$645	$6,391	$378

Beginning January 1, 2014, with the adoption of AB 2012-02, the Bank now considers all loans that are180 days or more delinquent or where the borrower has filed for bankruptcy to be individually evaluated impaired loans, which is the reason for the increase as compared to previous years.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor’s financial difficulties. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation and the borrower does not reaffirm the debt.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies a borrower’s monthly payment for a period of up to 36 months so that the ratio of the borrower’s housing expense to monthly income is no more than 31%. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 31%. This will result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged in the modified loan. If the 31% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3%,

Notes to Financial Statements (continued)

resulting in reduced monthly principal and interest payments during the 36 month period, until the target housing expense ratio is met or the interest rate floor is hit.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

MPF Modifications. As of December 31, 2014 and 2013, the recorded investment in mortgage loans classified as TDRs were $16.8 million and $15.6 million, respectively. The financial amounts related to TDR modifications are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $6.9 million and $8.8 million of REO reported in Other assets on the Statement of Condition at December 31, 2014 and 2013, respectively.

Purchases, Sales and Reclassifications. During 2014 and 2013, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Swaptions.  A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. The Bank may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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

Notes to Financial Statements (continued)

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

Derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (referred to as cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearing House), the derivative transaction is novated and the executing counterparty is replaced with the Clearing House. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For bilateral derivatives, the Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Types of Hedged Items. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the Statement of Condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and on a monthly basis) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in the fair value or cash flows of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

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

When issuing convertible advances, the Bank has the right to convert to/from a fixed rate advance from/to a variable rate if interest rates increase/decrease. A convertible advance carries an interest rate lower than a comparable-maturity fixed-rate advance that does not have the conversion feature. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancellable derivative.

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

Notes to Financial Statements (continued)

Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive hedge accounting.

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

Firm Commitments. The Bank’s mortgage purchase commitments are considered derivatives and are recorded at fair value. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Because the market in which the purchase of MPF loans differs from the principle market, the transaction price may not equal fair value on the date of the inception of the commitment and may result in a gain or loss for the Bank.

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

The following tables summarize the notional and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2014 and 2013. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Notes to Financial Statements (continued)

	December 31, 2014
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$32,196,669	$84,205	$414,760
Derivatives not designated as hedging instruments:
Interest rate swaps	$11,937,989	$21,396	$52,925
Interest rate swaptions	25,000	1,312	—
Interest rate caps	675,000	4,425	—
Mortgage delivery commitments	18,308	434	—
Total derivatives not designated as hedging instruments	$12,656,297	$27,567	$52,925
Total derivatives before netting and collateral adjustments	$44,852,966	$111,772	$467,685
Netting adjustments and cash collateral(1)		(75,555)	(408,721)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,217	$58,964

	December 31, 2013
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,443,924	$169,718	$800,078
Derivatives not designated as hedging instruments:
Interest rate swaps	$10,730,985	$72,519	$34,829
Interest rate caps	1,064,500	7,182	—
Mortgage delivery commitments	12,279	160	—
Total derivatives not designated as hedging instruments	$11,807,764	$79,861	$34,829
Total derivatives before netting and collateral adjustments	$37,251,688	$249,579	$834,907
Netting adjustments and cash collateral(1)		(189,606)	(657,419)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$59,973	$177,488
Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted was $345.0 million and $475.4 million at December 31, 2014 and 2013. Cash collateral received was $11.8 million and $7.6 million at December 31, 2014 and 2013.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Year ended December 31,
(in thousands)	2014	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	$4,287	$5,687	$5,752
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(73,836)	$(5,507)	$(2,655)
Interest rate swaptions	1,410	—	—
Interest rate caps	(4,496)	2,630	(2,162)
Net interest settlements	26,369	20,444	2,311
Mortgage delivery commitments	8,739	6,982	7,525
Other	27	15	14
Total net gains (losses) related to derivatives not designated as hedging instruments	$(41,787)	$24,564	$5,033
Net gains (losses) on derivatives and hedging activities	$(37,500)	$30,251	$10,785

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2014, 2013 and 2012.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2014
Hedged item type:
Advances	$249,742	$(245,817)	$3,925	$(225,722)
Consolidated obligations – bonds	74,726	(72,766)	1,960	233,774
AFS securities	(32,530)	30,932	(1,598)	(11,442)
Total	$291,938	$(287,651)	$4,287	$(3,390)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2013
Hedged item type:
Advances	$290,036	$(286,937)	$3,099	$(255,143)
Consolidated obligations – bonds	(315,332)	316,551	1,219	217,753
AFS securities	6,188	(4,819)	1,369	(3,189)
Total	$(19,108)	$24,795	$5,687	$(40,579)

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2012
Hedged item type:
Advances	$416,309	$(415,139)	$1,170	$(371,423)
Consolidated obligations – bonds	(75,235)	79,817	4,582	180,474
Total	$341,074	$(335,322)	$5,752	$(190,949)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $13.8 million, $18.9 million and $(4.3) million of amortization/accretion of the basis adjustment related to discontinued hedging relationships for the years ended December 31, 2014, 2013 and 2012.

The Bank had no active cash flow hedging relationships during 2014, 2013 or 2012.

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

For cleared derivatives, the Clearing Houses are the Bank's counterparties. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the FHLBank of the required initial and variation margin. The requirement that the Bank post initial and variation margin through the clearing agent, on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet its obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearing House.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 20 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2014 was $197.0 million for which the Bank has posted cash and securities collateral with a fair value of approximately $140.5 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $25.1 million of collateral to its derivative counterparties at December 31, 2014.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit

Notes to Financial Statements (continued)

considerations, including but not limited to credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at December 31, 2014.

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

	Derivative Assets
(in thousands)	December 31, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$102,570	$234,156
Cleared derivatives	8,768	15,264
Total gross recognized amount	111,338	249,420
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(96,286)	(205,752)
Cleared derivatives	20,731	16,146
Total gross amounts of netting adjustments and cash collateral	(75,555)	(189,606)
Net amounts after netting adjustments:
Bilateral derivatives	6,284	28,404
Cleared derivatives	29,499	31,410
Total net amounts after netting adjustments	35,783	59,814
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	434	159
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	434	159
Total derivative assets:
Bilateral derivatives	6,718	28,563
Cleared derivatives	29,499	31,410
Total derivative assets as reported in the Statement of Condition	36,217	59,973
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(636)	(13,778)
Cleared derivatives	—	—
Total can be sold or repledged	(636)	(13,778)
Net unsecured amount
Bilateral derivatives	6,082	14,785
Cleared derivatives	29,499	31,410
Total net unsecured amount	$35,581	$46,195

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2014	December 31, 2013
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$283,979	$828,187
Cleared derivatives	183,706	6,720
Total gross recognized amount	467,685	834,907
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(225,015)	(650,699)
Cleared derivatives	(183,706)	(6,720)
Total gross amounts of netting adjustments and cash collateral	(408,721)	(657,419)
Net amounts after netting adjustments:
Bilateral derivatives	58,964	177,488
Cleared derivatives	—	—
Total net amounts after netting adjustments	58,964	177,488
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	—	—
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	—	—
Total derivative liabilities:
Bilateral derivatives	58,964	177,488
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	58,964	177,488
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	—	(79,233)
Cleared derivatives	—	—
Total can be sold or repledged	—	(79,233)
Net unsecured amount
Bilateral derivatives	58,964	98,255
Cleared derivatives	—	—
Total net unsecured amount	$58,964	$98,255
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest rate futures or forwards).

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2014	2013
Computer hardware and software	$52,369	$49,357
Furniture	959	960
Leasehold improvements	2,331	2,221
Equipment and other	974	969
Total premises, software and equipment, gross	56,633	53,507
Less: Accumulated depreciation and amortization	46,187	42,371
Total premises, software and equipment, net	$10,446	$11,136
Depreciation and amortization expense on premises, software, and equipment was $4.3 million, $5.3 million and $5.8 million for 2014, 2013 and 2012, respectively. Gains and losses on disposal of premises and equipment are included in other, net income on the Statement of Income. There were no material net realized gains (losses) on disposal of premises and equipment for 2014, 2013 or 2012.
Included in total depreciation and amortization expense is amortization expense on software of $3.7 million, $4.5 million and $5.1 million for 2014, 2013 and 2012, respectively. The unamortized software balance was $9.0 million and $9.1 million at December 31, 2014 and 2013, respectively.
During 2014 and 2013, the Bank capitalized $3.8 million and $2.7 million, respectively, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 0.03%, 0.04% and 0.05% during 2014, 2013 and 2012, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Interest-bearing:
Demand and overnight	$601,454	$660,598
Noninterest-bearing:
Demand and overnight	39,726	33,754
Total deposits	$641,180	$694,352
There were no outstanding time deposits as of December 31, 2014 and December 31, 2013.
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

Notes to Financial Statements (continued)

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
The par amount of the 12 FHLBanks’ outstanding consolidated obligations was $847.2 billion and $766.8 billion at December 31, 2014 and 2013, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or ever have been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
General Terms.  Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that can use a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasury (CMT), U.S. Treasury Bills (T-Bills), the U.S. Prime rate, 11th District Cost of Funds Index (COFI) and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.
These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2014 and 2013, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

Notes to Financial Statements (continued)

The following table details interest rate payment terms for consolidated obligation bonds as of December 31, 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Par value of consolidated bonds:
Fixed-rate	$36,296,100	$29,062,248
Step-up	3,116,000	3,052,500
Floating-rate	4,190,000	5,580,000
Total par value	43,602,100	37,694,748
Bond premiums	147,824	87,961
Bond discounts	(12,111)	(14,019)
Hedging adjustments	(23,303)	(70,388)
Total book value	$43,714,510	$37,698,302

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$15,033,450	1.00%	$12,576,595	0.94%
Due after 1 year through 2 years	9,316,860	1.42	7,979,165	1.75
Due after 2 years through 3 years	5,346,515	1.64	2,711,605	2.29
Due after 3 years through 4 years	4,709,300	1.50	2,040,700	2.25
Due after 4 years through 5 years	2,911,350	1.72	4,594,700	1.50
Thereafter	5,959,265	2.35	7,151,890	2.14
Index amortizing notes	325,360	4.14	640,093	4.54
Total par value	$43,602,100	1.48%	$37,694,748	1.64%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Noncallable	$30,388,100	$26,549,748
Callable	13,214,000	11,145,000
Total par value	$43,602,100	$37,694,748

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2014 and 2013.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2014	2013
Due in 1 year or less	$28,232,450	$23,436,595
Due after 1 year through 2 years	8,114,860	7,914,165
Due after 2 years through 3 years	3,551,515	2,196,605
Due after 3 years through 4 years	1,390,300	1,437,200
Due after 4 years through 5 years	1,028,350	1,150,700
Thereafter	959,265	919,390
Index amortizing notes	325,360	640,093
Total par value	$43,602,100	$37,694,748

During 2014, the Bank did not repurchase any consolidated obligations. In 2013, the Bank repurchased $758.0 million of swapped callable bonds. These early extinguishments resulted in a net gain of $9.6 million.

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of December 31, 2014 and 2013.

	December 31,
(dollars in thousands)	2014	2013
Book value	$37,058,118	$28,236,257
Par value	37,065,745	28,242,236
Weighted average interest rate (1)	0.10%	0.09%
Note:
(1) Represents an implied rate.

Concessions on Consolidated Obligations. Unamortized concessions, included in other assets on the Statement of Condition, were $6.5 million and $6.4 million at December 31, 2014 and 2013, respectively. The amortization of such concessions is included in consolidated obligations interest expense on the Statement of Income and totaled $4.3 million, $4.1 million and $8.1 million for 2014, 2013, and 2012, respectively.

Note 15 – Affordable Housing Program (AHP)

In support of the goal of providing funding for housing and economic development in its district’s communities, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need throughout the region. The AHP, mandated by statute, is the largest and primary public policy program of the FHLBanks. The AHP is mandated by the Act, and the Bank is required to contribute 10% of its current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and make these funds available for use in the subsequent year. The requirement related to adding interest expense on mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate advances where the funds are used to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10% of income subject to assessment. The Bank accrues this expense monthly based on its net income. The Bank reduces the AHP liability as members use subsidies.

Notes to Financial Statements (continued)

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net incomes in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2014, 2013 or 2012. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2014, 2013 or 2012. The Bank had outstanding principal in AHP-related advances of $2.3 million and $2.9 million at December 31, 2014 and 2013, respectively.

The following table presents an analysis of the AHP payable for 2014, 2013, and 2012.

(in thousands)	2014	2013	2012
Balance, beginning of the year	$36,353	$24,457	$13,588
Assessments	28,437	16,578	14,480
Subsidy usage, net	(8,793)	(4,682)	(3,611)
Balance, end of the year	$55,997	$36,353	$24,457

Note 16 – Capital

The Bank is subject to the following three capital requirements under its Capital Plan and Finance Agency rules and regulations. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock.

•
Risk-based capital (RBC). Under this capital requirement, the Bank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of minimum capital levels than is required based on the Finance Agency rules and regulations.

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

At December 31, 2014, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered as capital for determining the Bank's compliance with its regulatory requirements.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$847,424	$3,879,108	$1,052,654	$3,647,902
Total capital-to-asset ratio	4.0%	4.5%	4.0%	5.2%
Total regulatory capital	3,427,083	3,879,108	2,826,837	3,647,902
Leverage ratio	5.0%	6.8%	5.0%	7.7%
Leverage capital	4,283,854	5,818,663	3,533,546	5,471,853

The decline in the ratios from December 31, 2013 to December 31, 2014 is primarily due to the reduction in the membership stock requirement and the increase in total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized,

Notes to Financial Statements (continued)

undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 19, 2014, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2014. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2014.

Capital Plan. The Bank made changes to its Capital Plan effective October 6, 2014, which included the following:

•	creation of two subclasses of capital stock: B1 membership and B2 activity;

•	widening of certain requirement ranges on activity-based capital stock and a new activity capital stock category for forward-commitment advances.

In addition, as of October 7, 2014, the membership stock requirement was reduced from 0.35% to 0.10% of membership assets, based on the member’s prior December 31 call report data. This membership stock requirement change reduced the Bank's permanent capital stock by $409 million. At December 31, 2014, subclass B1 membership stock totaled $290.4 million and the B2 activity stock balance was $2.751 billion. Currently, the Bank's practice is to repurchase all excess capital stock on a weekly basis.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2014 and December 31, 2013.

(dollars in thousands)	December 31, 2014
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$876,305	28.8%
Santander Bank, N.A., Wilmington, DE	424,955	14.0
Chase Bank USA, N.A., Wilmington, DE	362,050	11.9

(dollars in thousands)	December 31, 2013
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$601,605	20.3%
Chase Bank USA, N.A., Wilmington, DE	439,802	14.8
Santander Bank, N.A., Wilmington, DE	416,685	14.1
Ally Bank, Midvale, UT	307,800	10.4
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

At December 31, 2014 and December 31, 2013, the Bank had $586 thousand and $40 thousand, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock totaling $165 thousand, $1.3 million and $605 thousand were recorded as interest expense in 2014, 2013 and 2012, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2014, 2013 and 2012.

Notes to Financial Statements (continued)

(in thousands)	2014	2013	2012
Balance, beginning of the period	$40	$431,566	$45,673
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	8,422	698	452,047
Redemption of mandatorily redeemable capital stock:
Withdrawals	—	—	—
Net redemption/repurchase of mandatorily redeemable stock	(7,876)	(432,224)	(66,154)
Balance, end of the period	$586	$40	$431,566

As of December 31, 2014, the total mandatorily redeemable capital stock reflected the balance for two institutions, one of which was merged out of district and is considered to be a nonmember. The other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2014 and December 31, 2013.

	December 31,
(in thousands)	2014	2013
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	40
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	586	—
Total	$586	$40

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to an RRE account until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At December 31, 2014, retained earnings were $837.5 million, including $726.3 million of unrestricted retained earnings and $111.2 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. Dividends paid in 2014, 2013, and 2012 were as follows in the table below. The dividend in each period was calculated on stockholders' average balances for the previous quarter.

	Dividend - Annual Yield
	2014	2013	2012
February	2.50%	0.32%	0.10%
April	4.00%	0.29%	0.10%
July	4.00%	1.00%	0.10%
October	4.00%	1.50%	0.43%

Notes to Financial Statements (continued)

In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.00%. This dividend is based on average member capital for the fourth quarter 2014. In addition, the Bank paid a special dividend of 2.50%, or approximately $72.0 million. The special dividend is based on average member capital stock for the full year of 2014.

The following table summarizes the changes in AOCI for 2014, 2013 and 2012.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	29,499	45,072	—	—	—	74,571
Non-credit OTTI losses transferred	—	—	(662)	—	—	(662)
Net change in fair value of OTTI securities	—	132,795	—	—	—	132,795
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	9,246	662	—	—	9,908
Pension and post-retirement	—	—	—	—	(542)	(542)
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705

December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	(67,912)	32,802	—	—	—	(35,110)
Net change in fair value of OTTI securities	—	25,399	—	—	—	25,399
Reclassifications from OCI to net income:
Reclassifications adjustment included in net income	41	—	—	—	—	41
Non-credit OTTI to credit OTTI	—	442	—	—	—	442
Amortization on hedging activities	—	—	—	1	—	1
Pension and post-retirement	—	—	—	—	(138)	(138)
December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340

December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	64,941	13,896	—	—	—	78,837
Net change in fair value of OTTI securities	—	2,913	—	—	—	2,913
Amortization on hedging activities	—	—	—	(15)	—	(15)
Pension and post-retirement	—	—	—	—	(1,642)	(1,642)
December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433

Notes to Financial Statements (continued)

Note 17 – Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Defined Benefit Plan), a tax qualified defined benefit pension plan. The Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC). As a result, certain multiemployer plan disclosures are not applicable to the Defined Benefit Plan. Under the Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all officers and employees of the Bank that meet certain eligibility requirements.
The Defined Benefit Plan operates on a fiscal year from July 1 through June 30. The Defined Benefit Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888, and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Bank.
The Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of the plan’s assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). During 2012, the calculation of the discount rate used to determine the funding target was changed by the Moving Ahead for Progress in the 21st Century Act (MAP-21) as amended. MAP-21 resulted in a higher discount rate, which increased the Bank’s funded status significantly. As permitted by ERISA, the Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30 that the plan’s participants may choose to make.
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2013. The Bank’s contributions to the Defined Benefit Plan during 2014 were more than 5% of total plan contributions during the plan year ended June 30, 2013. The Bank’s contributions to the Defined Benefit Plan during 2013 were less than 5% of total plan contributions.

(dollars in thousands)	2014		2013		2012
Net pension cost charged to compensation and benefit expense for the year ended December 31	$7,247		$8,876		$3,206
Defined Benefit Plan funded status as of July 1	111.3%	(a)	101.3%	(b)	108.2%
Bank’s funded status as of July 1	128.6%		107.8%		117.9%
(a) The Defined Benefit Plan’s funded status as of July 1, 2014 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2014 through March 15, 2015. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2016).
(b) The funded status disclosed was preliminary as the Form 5500 had not been filed when disclosed. The Bank did not update this preliminary funded status for final results.

Included in the net pension costs above are discretionary contributions of $6.9 million, $8.5 million and $1.5 million in 2014, 2013 and 2012, respectively.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $956 thousand, $942 thousand and $960 thousand for 2014, 2013 and 2012, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $5.8 million and $5.5 million at December 31, 2014 and 2013, respectively, and the Bank recognized operating expenses of $0.6 million, $1.1 million, and $0.6 million for 2014, 2013 and 2012, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. See Note 4 - Trading Securities for additional information.

Notes to Financial Statements (continued)

Post-retirement Health Benefit Plan.  The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, participate in a health reimbursement account (HRA). The Bank will make a contribution to each participant’s HRA monthly. At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Those employees retiring after January 1, 1992 but prior to January 1, 2009, are also required to meet specific eligibility requirements of age 65 years or age 60 years with a minimum of ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2014 and 2013 was $2.0 million and $1.6 million.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $4.7 million and $3.1 million at December 31, 2014 and 2013, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 - AFS Securities for additional information.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” and amounts recognized in AOCI. In addition, the Bank recognized $953 thousand, $960 thousand, and $640 thousand in “Compensation and benefits” expense related to these two plans at December 31, 2014, 2013, and 2012, respectively.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2014	2013	2014	2013	2014	2013
Benefit obligations	$7,030	$5,362	$1,990	$1,609	$9,020	$6,971
Unrealized actuarial gains (losses) in AOCI	$(3,123)	$(1,867)	$373	$759	$(2,750)	$(1,108)

Note 18 – Transactions with Related Parties

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
The following table includes significant outstanding related party member balances.

	December 31,
(in thousands)	2014	2013
Federal funds sold	$—	$45,000
Investments	157,025	168,905
Advances	38,765,267	37,978,850
Letters of credit (1)	9,608,983	7,206,562
MPF loans	1,326,807	1,633,238
Deposits	13,678	10,422
Capital stock	1,714,432	1,834,397
Note:

Notes to Financial Statements (continued)

(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments and interest expense on deposits were immaterial for the periods presented.

(in thousands)	2014	2013	2012
Interest income on advances (1)	$138,121	$131,092	$132,072
Interest income on MPF loans	80,674	101,353	134,554
Letter of credit fees (2)	8,481	1,609	—
Prepayment fees on advances	13,787	—	210
Notes:
(1) For 2014, 2013 and 2012, respectively, includes contractual interest income of $319.5 million, $348.2 million, and $418.8 million; net interest settlements on derivatives in fair value hedge relationships of $(177.8) million, $(214.3) million, and $(271.5) million; and total amortization of basis adjustments of $(3.6) million, $(2.8) million, and $(15.2) million.
(2) Letter of credit fees for 2012 were immaterial.

The following table includes the MPF activity of the related party members.

(in thousands)	2014	2013	2012
Total MPF loan volume purchased	$13,049	$14,558	$149,191

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

(in thousands)	2014	2013	2012
Servicing fee expense	$994	$916	$758
Interest income on MPF deposits	2	7	11

	December 31,
(in thousands)	2014	2013
Interest-bearing deposits maintained with FHLBank of Chicago	$6,782	$7,795

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For 2014, 2013 and 2012, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During 2014, the Bank assumed the debt of FHLBank New York with a par value of $59.0 million and fair value of $65.6 million. During 2013 and 2012, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2014, 2013 and 2012.

Notes to Financial Statements (continued)

Note 19– Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2014 and 2013. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of financial instruments at December 31, 2014 and 2013 are presented in the table below.
Fair Value Summary Table

	December 31, 2014
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,451,131	$2,451,131	$—	$—	$—	$2,451,131
Interest-bearing deposits	6,782	—	6,782	—	—	6,782
Federal funds sold	4,585,000	—	4,584,981	—	—	4,584,981
Trading securities	281,016	4,721	276,295	—	—	281,016
AFS securities	8,408,835	1,998	7,424,055	982,782	—	8,408,835
HTM securities	3,246,788	—	2,600,638	685,909	—	3,286,547
Advances	63,408,355	—	63,471,078	—	—	63,471,078
Mortgage loans held for portfolio, net	3,123,334	—	3,312,186	—	—	3,312,186
BOB loans, net	11,567	—	—	11,567	—	11,567
Accrued interest receivable	86,109	—	86,109	—	—	86,109
Derivative assets	36,217	—	111,772	—	(75,555)	36,217
Liabilities:
Deposits	$641,180	$—	$641,183	$—	$—	$641,183
Discount notes	37,058,118	—	37,059,347	—	—	37,059,347
Bonds	43,714,510	—	43,881,951	—	—	43,881,951
Mandatorily redeemable capital stock (1)	586	705	—	—	—	705
Accrued interest payable (1)	103,151	—	103,032	—	—	103,032
Derivative liabilities	58,964	—	467,685	—	(408,721)	58,964

Notes to Financial Statements (continued)

Fair Value Summary Table

	December 31, 2013
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,121,345	$3,121,345	$—	$—	$—	$3,121,345
Interest-bearing deposits	7,795	—	7,795	—	—	7,795
Federal funds sold	2,875,000	—	2,874,983	—	—	2,874,983
Trading securities	239,190	4,576	234,614	—	—	239,190
AFS securities	6,757,717	1,998	5,617,667	1,138,052	—	6,757,717
HTM securities	3,995,530	—	3,164,059	870,771	—	4,034,830
Advances	50,247,435	—	50,346,040	—	—	50,346,040
Mortgage loans held for portfolio, net	3,224,091	—	3,351,450	—	—	3,351,450
BOB loans, net	11,400	—	—	11,400	—	11,400
Accrued interest receivable	95,374	—	95,374	—	—	95,374
Derivative assets	59,973	—	249,579	—	(189,606)	59,973
Liabilities:						—
Deposits	$694,352	$—	$694,357	$—	$—	$694,357
Discount notes	28,236,257	—	28,238,042	—	—	28,238,042
Bonds	37,698,302	—	37,847,493	—	—	37,847,493
Mandatorily redeemable capital stock	40	40	—	—	—	40
Accrued interest payable	97,689	—	97,689	—	—	97,689
Derivative liabilities	177,488	—	834,907	—	(657,419)	177,488
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2014 and 2013.

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

The Bank also reviewed the final fair value estimates of its private label MBS holdings as of December 31, 2014 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of December 31, 2014, four vendor prices were received for a majority of the Bank’s MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the current lack of significant market activity for private label residential MBS, the Bank believes as of December 31, 2014 private label residential MBS inputs should be classified as Level 3.

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

The Bank is subject to credit risk on bilateral derivatives transactions due to the potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank has entered into netting arrangements for its bilateral derivative transactions. In addition, the Bank has entered into bilateral security agreements with all active derivatives counterparties that provide for delivery of collateral at specified levels tied to those counterparties’ credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. For cleared derivatives, the Bank’s credit risk exposure is mitigated because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

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

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par value plus estimated dividends at the time of reclassification and any subsequently estimated dividend. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the FHLBank System’s cooperative structure.

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit’s carrying value and represents its fair value. The fair value of the Bank’s commitments to extend credit for advances and letters of credit was immaterial at December 31, 2014 and 2013.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at December 31, 2014 and 2013.

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and TVA obligations	$—	$276,295	$—	$—	$276,295
Mutual funds	4,721	—	—	—	4,721
Total trading securities	$4,721	$276,295	$—	$—	$281,016
AFS securities:
GSE and TVA obligations	$—	$3,233,703	$—	$—	$3,233,703
State or local agency obligations	—	98,984	—	—	98,984
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	329,379	—	—	329,379
GSE single family MBS	—	2,882,162	—	—	2,882,162
GSE multi-family MBS	—	879,827	—	—	879,827
Private label MBS:
Private label residential MBS	—	—	971,083	—	971,083
HELOCs	—	—	11,699	—	11,699
Total AFS securities	$1,998	$7,424,055	$982,782	$—	$8,408,835
Derivative assets:
Interest rate related	$—	$111,338	$—	$(75,555)	$35,783
Mortgage delivery commitments	—	434	—	—	434
Total derivative assets	$—	$111,772	$—	$(75,555)	$36,217
Total assets at fair value	$6,719	$7,812,122	$982,782	$(75,555)	$8,726,068
Liabilities:
Derivative liabilities:
Interest rate related	$—	$467,685	$—	$(408,721)	$58,964
Total derivative liabilities (2)	$—	$467,685	$—	$(408,721)	$58,964

Notes to Financial Statements (continued)

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and TVA Obligations	$—	$234,614	$—	$—	$234,614
Mutual funds	4,576	—	—	—	4,576
Total trading securities	$4,576	$234,614	$—	$—	$239,190
AFS securities:
GSE and TVA securities	—	2,096,177	—	—	2,096,177
State or local agency obligations	—	14,043	—	—	14,043
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	385,296	—	—	385,296
GSE single family MBS	—	2,282,125	—	—	2,282,125
GSE multi-family MBS	—	840,026	—	—	840,026
Private label MBS:
Private label residential MBS	—	—	1,123,624	—	1,123,624
HELOCs	—	—	14,428	—	14,428
Total AFS securities	$1,998	$5,617,667	$1,138,052	$—	$6,757,717
Derivative assets:
Interest rate related	$—	$249,419	$—	$(189,606)	$59,813
Mortgage delivery commitments	—	160	—	—	160
Total derivative assets	$—	$249,579	$—	$(189,606)	$59,973
Total assets at fair value	$6,574	$6,101,860	$1,138,052	$(189,606)	$7,056,880
Liabilities:
Derivative liabilities:
Interest rate related	$—	$834,907	$—	$(657,419)	$177,488
Total derivative liabilities (2)	$—	$834,907	$—	$(657,419)	$177,488
 Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during 2014 or 2013.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3)  for the years ended December 31, 2014 and 2013 and 2012. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during 2014, 2013, or 2012.

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2014	AFS Private Label MBS- HELOCs Year Ended December 31, 2014
Balance at January 1	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	12,864	1,415
Net unrealized (losses) on AFS in OCI	(127)	—
Net change in fair value on OTTI AFS in OCI	2,804	109
Unrealized gains (losses) on OTTI AFS in OCI	14,298	(402)
Purchases, issuances, sales, and settlements:
Settlements	(182,380)	(3,851)
Balance at December 31	$971,083	$11,699
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2014	$12,864	$1,415

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2013	AFS Private Label MBS-HELOCs Year Ended December 31, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(538)	873
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	204	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	25,073	326
Unrealized gains on OTTI AFS in OCI	30,574	2,228
Purchases, issuances, sales, and settlements:
Settlements	(342,165)	(3,757)
Balance at December 31	$1,123,624	$14,428
Total amount of gains (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2013	$(883)	$776

Notes to Financial Statements (continued)

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2012	AFS Private Label MBS-HELOCs Year Ended December 31, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(5,413)	901
Net OTTI losses, credit portion	(10,251)	(1,112)
Net unrealized gains on AFS in OCI	268	—
Reclassification of non-credit portion included in net income	8,796	1,112
Net change in fair value on OTTI AFS in OCI	131,297	1,498
Unrealized gains on OTTI AFS in OCI	44,445	627
Purchases, issuances, sales, and settlements:
Settlements	(401,295)	(3,341)
Transfer of OTTI securities from HTM to AFS	11,268	—
Balance at December 31	$1,410,476	$14,758
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2012	$(15,664)	$(211)

Note 20 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2014			December 31, 2013
Notional amount	Final Expiration Date Within One Year	Final Expiration Date After One Year (3)	Total	Total
Standby letters of credit outstanding (1)	$14,798,104	$5,144,021	$19,942,125	$14,665,346
Commitments to fund additional advances and BOB loans	21,124	—	21,124	411,249
Commitments to fund or purchase mortgage loans	18,308	—	18,308	12,279
Unsettled consolidated obligation bonds, at par (2)	95,530	—	95,530	32,000
Unsettled consolidated obligation discount notes, at par	500,000	—	500,000	750,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $146.8 million and $154.1 million at December 31, 2014 and 2013, respectively.
(2) Includes $83.1 million and $15.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at December 31, 2014 and 2013, respectively.
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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.8 million and $3.7 million as of 2014 and 2013, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of

Notes to Financial Statements (continued)

credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in other liabilities on the Statement of Condition.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2014 and 2013. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding at December 31, 2014 and 2013 of $7.4 billion and $6.4 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program. These delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 11 - Derivatives and Hedging Activities in this Form 10-K for additional information about the Bank's pledged collateral and other credit-risk-related contingent features.

Lease Commitments. The Bank charged to operating expense net rental costs of approximately $2.1 million for 2014, $2.1 million in 2013, and $2.2 million in 2012. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank. The table below presents the future minimum rentals for operating leases as of December 31, 2014.

	December 31, 2014
(in thousands)	Premises	Equipment	Total
2015	$1,943	$67	$2,010
2016	1,909	51	1,960
2017	1,877	34	1,911
2018	1,829	—	1,829
2019	1,829	—	1,829
Thereafter	11,372	—	11,372
Total	$20,759	$152	$20,911

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. The Bank would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Notes 1, 8, 11, 14, 15, 16, and 18 also discuss other commitments and contingencies.

Note 21 – Subsequent Events

During February 2015, the Bank agreed with certain defendants to settle its claims against them arising out of certain investments the Bank made in private label MBS for the amount of $15.3 million (which amount is net of legal fees and expenses). This amount will be recognized in the Bank’s financial statements for the quarter ended March 31, 2015.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Following enactment of the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). Prior to enactment of the Housing Act, the Bank’s Board was comprised of a combination of directors elected by the members and directors appointed by the Finance Agency. No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes ten Member Directors and seven Independent Directors. Effective on enactment of the Housing Act, all of the Bank's Directors are required to be elected by the Bank's members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. 1427 and 12 C.F.R. 1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Boards are not permitted to nominate or elect Member Directors. Specifically, institutions, which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held), are entitled to participate in the election process. With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors the FHLBank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2014, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships. In 2013, 2012 and 2011, the Bank followed this same process and included statements that diversity should be considered by members when nominating candidates for Member Directorships.

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

In 2014, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. Prior to finalizing the Independent Director nominee slate, the Bank’s Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2014, the Bank’s Board selected Mr. Brooks as the public interest Independent Director nominee, based on a determination that he met the required regulatory qualifications for a public interest director described above. Mr. Brooks was elected to the Bank’s Board in 2014 (for a term beginning January 2015) and his biographical information is set forth below.

In 2013, the Bank’s Board selected Ms. Yochem as an Independent Director nominee based on the determination that she met the regulatory qualifications (e.g., risk management experience) and the Bank’s identified need for information technology experience. Her biographical information is set forth below.

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

2014 Member and Independent Director Elections

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

The only matter submitted to a vote of shareholders in 2014 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2014 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2014 designated by the Finance Agency. In 2014, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Member Directors re-elected were: Lynda A. Messick, Charlotte B. McLaughlin and Bradford E. Ritchie. The Independent Director elected was Glenn R. Brooks. Information about the results of the 2014 Member and Independent Director elections, including the votes cast, was reported in Form 8-K filed on November 21, 2014, included as Exhibit 22.1 to this Form 10-K. In addition, in accordance with Finance Agency regulations, the Bank’s Board elected Pamela C. Asbury as a

Member Director to serve the remainder of the Delaware Director term vacated by Director Prizzia. Information regarding the Board’s approval of Ms. Asbury as a Member Director was reported in Form 8-K filed on January 29, 2015. See Exhibit 22.1.1 to this Form 10-K.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2015) regarding each of the Directors serving on the Bank’s Board, beginning on January 1, 2015. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Patrick A. Bond (Independent)*	65	2007	2016	(a)(b)(c)(d)(e)(f)(g)(h)
John K. Darr (Vice Chair) (Independent)*	70	2008	2015	(a)(b)(c)(d)(e)(f)(g)(h)
Pamela C. Asbury (Member)	50	2015	2015	(a)(c)(h)
Joseph M. Blaston (Member)****	62	2013	2015	(b)(f)(h)
Glenn R. Brooks (Independent)	51	2015	2018	(a)(b)(h)
Rev. Luis A. Cortés, Jr. (Independent)**	57	2007	2017	(d)(f)(h)
Pamela H. Godwin (Independent)	65	2013	2015	(d)(f)(g)(h)
Brian A. Hudson (Independent)	60	2007	2016	(a)(c)(g)(h)
William C. Marsh (Member)	48	2012	2015	(b)(e)(h)
Charlotte B. McLaughlin (Member)	61	2011	2018	(b)(f)(g)(h)
Lynda A. Messick (Member)***	62	2011	2018	(a)(c)(h)
John S. Milinovich (Member)	62	2009	2016	(c)(f)(g)(h)
Charles J. Nugent (Member)	66	2010	2017	(b)(e)(g)(h)
Bradford E. Ritchie (Member)	47	2011	2018	(a)(d)(h)
Frederick E. Schea (Member)	66	2013	2016	(d)(e)(h)
Patrick J. Ward (Member)	59	2007	2017	(d)(e)(g)(h)
Angela J. Yochem (Independent)	43	2014	2017	(c)(e)(h)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources Committee
(g) Member of Executive Committee
(h) Member of Enterprise Risk Management Committee

* Serves on the Executive Committee and as a nonvoting ex-officio member of other committees.
** Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
*** Ms. Messick was originally elected by the Board in 2011 to fill a seat vacated by Mr. Gibson for a term that ended December 31, 2011. She was again elected in June 2012 to fill a seat vacated by Mr. Mason for a term that ended December 31, 2014.
**** The Bank’s Board elected Mr. Blaston as a Member Director to serve the remainder of the Delaware Member Director term vacated by Director Garcia. See Form 8-K filed by the Bank on November 22, 2013.

Patrick A. Bond (Chair). Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a former President of the West Virginia Symphony Orchestra, Chairman of the Board of Charleston Area Alliance, Chairman of the Board of Directors of Mid-Atlantic Holdings, and a former member of the Bank’s Affordable Housing Advisory Council.

John K. Darr (Vice Chair). John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks’ Office of Finance at the end of 2007, where he had served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System’s Combined Financial Statement and was intimately involved in the FHLBank System’s SEC Registration process. Mr. Darr has a total of 43 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, as CFO of Sallie Mae, as CEO of a registered investment management company, and as Managing Director of Mortgage Finance at a securities dealer. In addition to his service on the Board of FHLBank Pittsburgh, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves on the board of directors of the West Rehoboth Land Trust, which is focused on creating affordable housing and revitalizing the historic neighborhood of West Rehoboth for both residents and lower-income workers. Mr. Darr also serves as the Treasurer and Director of Meals on Wheels, Lewes/Rehoboth, Delaware.

Pamela C. Asbury. Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 28 years of experience in the insurance industry. She is an active member of insurance industry committees including the American Council of Life Insurers and has served as past chair of the LOMA Group Pension and Investment Products Committee and as a member of the Stable Value Investment Association. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business and is a certified Six Sigma Black Belt under the GE Capital Project Management Program.

Joseph M. Blaston. Joseph Blaston joined the Board of Directors of the Bank in December 2013. Mr. Blaston has been Director of Mortgage Banking at Santander Bank, N.A. (Santander) (formerly Sovereign Bank) since March 1, 1998. At Santander, Mr. Blaston is responsible for the day-to-day operations of retail and wholesale production, secondary marketing, loan delivery and a title company subsidiary. He is also responsible for the oversight of underwriting, loan processing and servicing functions within the mortgage banking group. He is also President of Sovereign Real Estate Investment Trust. Earlier, Mr. Blaston was President of Main Line Financial and was Chief Operating Officer at Philadelphia Mortgage Corporation. Mr. Blaston earned a Bachelor of Science degree in Business Accounting from Drexel University and is a Certified Public Accountant (CPA).

Glenn R. Brooks. Glenn Brooks joined the Board of Directors of the Bank in January 2015. He is the Chief Operating Officer and Senior Vice President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based home-building, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for the Weiner organization’s development activities and is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks sits on the Multifamily Board of Trustees and is Chairman of the Housing Credit Group of the National Association of Homebuilders. He is also a member of the Steering Team of Grove United Methodist Church in West Chester, Pennsylvania. He holds a Bachelor of Business Degree from the College of William and Mary in Virginia.

Luis A. Cortés, Jr. Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 300 employees and manages a $50 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two of which are focused on financial literacy.

Pamela H. Godwin. Pamela Godwin joined the Board of Directors of the Bank in January 2013. Pamela Godwin is President of Change Partners, Inc. an executive coaching and change management consulting firm. Previously, she was President and Chief Operating Officer of GMAC Insurance Personal Lines-Agency Division. Ms. Godwin is a director of Unum Group (NYSE) where she serves on the Governance and Finance Committees. She is an NACD Board Leadership Fellow since 2011 and serves on the board of the Philadelphia Chapter of NACD. Ms. Godwin is currently a member of the Board of Pathways PA. She is a member of Women Corporate Directors, the Committee of 200 and Philadelphia’s Forum of Executive Women, of which she is past President. A Phi Beta Kappa graduate of Pennsylvania State University, Ms. Godwin also holds the Chartered Property and Casualty Underwriter designation (CPCU).

Brian A. Hudson. Brian Hudson joined the Board of Directors of the Bank in May 2007. Mr. Hudson is currently the Executive Director and Chief Executive Officer, Pennsylvania Housing Finance Agency (PHFA) in Harrisburg, Pennsylvania. He has a BA from Pennsylvania State University. He is a CPA and a Certified Treasury Professional (CTP). He is a member and past President of the Board of National Council of State Housing Agencies, Chair of Commonwealth Cornerstone Group, Board member of National Housing Trust, and former member of the Federal Reserve Consumer Advisory Council.

William C. Marsh. William Marsh joined the Board of Directors of the Bank in January 2012. Since January 2009 he has been Chairman of the Board, President and Chief Executive Officer of Emclaire Financial Corp. and The Farmers National Bank of Emlenton. Prior to that he served as Executive Vice President and Chief Financial Officer of these entities since June 2006. Mr. Marsh has served as the chief financial officer and executive of a number of publicly-traded bank holding companies since 1995. Prior to that he served as an audit manager with the international accounting firm, KPMG. Mr. Marsh is a CPA.

Charlotte B. McLaughlin. Charlotte McLaughlin joined the Board of Directors of the Bank in January 2010. Ms. McLaughlin is Executive Vice President of PNC Bank, N.A. and President and Chief Executive Officer of PNC Capital Markets, LLC. Ms. McLaughlin is responsible for all aspects of PNC’s capital markets business, including product strategy, sales, risk management, and financial accountability. Ms. McLaughlin has over 34 years of banking and securities industry experience. She joined PNC’s Corporate Banking business in July 1996 as senior vice president and managing director, responsible for the Derivatives Trading and Foreign Exchange groups. In August 2001, she assumed responsibility for the fixed income sales and trading area. She was named to her current position in July 2002. Prior to joining PNC, McLaughlin served as manager of Global Rate Risk Management Products for Mellon Bank. She is a director of the ABA Securities Association, Inc. in Washington, D.C., director of the National Futures Association, and is a member of the external advisory board for Penn State Schreyer Honors College. McLaughlin received her BS degree from Pennsylvania State University in 1975 and received a master's degree in finance from the University of Pittsburgh in 1981.

Lynda A. Messick. Lynda Messick joined the Board of Directors of the Bank in 2012 to serve the remainder of the term of a Delaware Director whose bank was acquired. Her current term expires in 2018. She is the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank (now Fulton Bank Delaware), a community bank she helped found in 1979. Ms. Messick is Chair Elect of the Nanticoke Health Services board, a nonprofit health care provider in Sussex County Delaware. She also serves on the Sussex County Pension committee and is a former board member of the American Red Cross of the Delmarva Peninsula, the United Way of Delaware, Junior Achievement of Delaware, the Rehoboth Beach Film Society, the Independent Bankers Association of America Board and the friends of the Lewes CanalFront Park. She is also treasurer of Micronics Inc. Board of Directors, a privately held water technology company. She is a member of the Delaware Banker's Association Board and a member of the board of directors of the Atlantic Community Bankers Bank, a bankers’ bank located in Camp Hill, Pennsylvania.

John S. Milinovich. John Milinovich joined the Board of Directors of the Bank in January 2009. Mr. Milinovich is Executive Vice President, Treasurer, and CFO of Washington Financial Bank. Mr. Milinovich's 40-year career combines strong financial expertise with 15 years of banking experience gained through executive level finance, operations, and strategic planning functions and 25 years of public accounting experience, including audit, tax, and management consulting services. At Washington Financial Bank, Mr. Milinovich provides a leadership role for the Senior Management Group, manages the financial reporting process and investment portfolios for the Bank and its subsidiaries, heads up the annual budget process and oversees the Asset/Liability Management, Cash Management, Treasury and Liquidity processes. Mr. Milinovich has broad public accounting experience which spans from an international accounting firm (Ernst & Ernst - now Ernst & Young) to a number of medium-sized local CPA firms, including his own firm for over ten years. He also has experience serving as an independent Bank Director for a community bank. Mr. Milinovich holds a BS degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America's Community Bankers - National School of Banking program at Fairfield University, where he received the Chairman's Award for leadership ability and academic excellence. Over the past few years, Mr. Milinovich has served as the past Chairman of the Washington County Chamber of Commerce, on the Steering Committee of the Southwestern PA Growth Alliance, on the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League - Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee.

Charles J. Nugent. Charles Nugent joined the Board of Directors of the Bank in January 2010. Mr. Nugent is Vice President, Fulton Bank, N.A. Previously, Mr. Nugent was also Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation (Fulton Financial) before his retirement in December 2013. Fulton Financial, a commercial bank holding company headquartered in the Third Federal Reserve District, has $17 billion in assets and owns six banking institutions located in Pennsylvania, New Jersey, Delaware, Maryland and Virginia. Mr. Nugent was the Vice Chairman of the Risk Management Committee at Fulton Financial. Prior to joining Fulton in 1992, he served for eight years as the Chief Financial Officer of First Peoples Financial Corporation in New Jersey. Earlier in his career, he worked for Philadelphia National Corporation and Price Waterhouse. He has been active in a variety of community activities, having served on the

Boards of Directors of St. Joseph’s Hospital of Lancaster, the United Way of Lancaster County, the Susquehanna Association for the Blind and Vision Impaired, the Lancaster Symphony Orchestra and the YMCA of Lampeter Strasburg. He currently serves on the Board of the Hamilton Club of Lancaster. Mr. Nugent earned a BS degree in Business Administration from LaSalle University. He is a CPA.

Bradford E. Ritchie. Bradford Ritchie joined the Board of Directors of the Bank in January 2011. Mr. Ritchie is currently the President of Summit Community Bank. Prior to joining Summit Community Bank he served as the President of Charleston Market of United Bank Inc. until July 2008. Before then, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA and is a member of the Board of Directors of the West Virginia Society of Certified Public Accountants. Mr. Ritchie serves on the Board of Trustees of the University of Charleston and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

Frederick E. Schea. Frederick Schea joined the Board of Directors of the Bank in January 2013. Mr. Schea is the President and Chief Executive Officer of First Savings Bank of Perkasie, Perkasie, Pennsylvania. In addition to serving as President and CEO, Mr. Schea is Chairman and Director of First Savings Insurance, a full-service property and casualty agency. Mr. Schea joined First Savings Bank in December 2005. He previously served as the Chief Financial Officer of several financial institutions. Mr. Schea earned a Bachelor’s degree in Finance and an MBA from Lehigh University. He is a licensed CPA and Certified Management Accountant who served as global Chair of the Institute of Management Accountants. Mr. Schea serves on the Board of Directors of Pearl S. Buck International, Bucks County Community College Foundation, Doylestown Hospital, and the Lutheran Community at Telford. He is the Council President of the Bucks County Council, Boy Scouts of America, and Trustee for Chalfont Chemical Fire Engine Company No. 1. He is also an Advisory Board member for Bucks County Habitat for Humanity, Board Member and Treasurer of the James A. Michener Art Museum, and Trustee Chair for the Central Bucks Family YMCA.

Patrick J. Ward. Patrick Ward joined the Board of Directors of the Bank in January 2007. Mr. Ward is currently Chairman and Chief Executive Officer of Penn Liberty Bank. Mr. Ward has more than 20 years of experience in the banking industry, including executive experience with Citizens Bank of Pennsylvania and Commonwealth Bancorp in Malvern, Pennsylvania. He also held a variety of positions at Mellon Bank. Mr. Ward is a graduate of Carnegie Mellon University with a degree in Economics and earned his MBA at The University of Notre Dame. He serves on the Boards of Directors of the Philadelphia Police Athletic League, EconomicsPennsylvania, Cabrini College and Chairman of the Chester County Chamber Foundation.

Angela J. Yochem. Angela Yochem joined the Board of Directors of the Bank in January 2014. She is the Global Chief Information Officer of BDP International, a privately-held global transportation and logistics management firm, where she is responsible for the company’s technology estate and digital products. From 2011 through 2013, Ms. Yochem was the global Chief Technology Officer at AstraZeneca, a major pharmaceutical company, where she was responsible for the company’s technology strategy and engineering. She joined AstraZeneca from Dell, where she held several executive roles, ultimately responsible for all technology supporting the company’s services business. Prior to 2008, Ms. Yochem held executive roles at Bank of America and SunTrust, and senior roles at UPS and IBM. Ms. Yochem is a published author and U.S. patent holder, and serves on the advisory boards of the University of Tennessee Electrical Engineering and Computer Science department, Patients Matter, and cWyze.

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Committee. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

•	The Bank’s financial reporting processes and the audit of the Bank’s financial statements, including the integrity of the Bank’s financial statements;

•	The Bank’s administrative, operating, and internal accounting controls;

•	The Bank’s compliance with legal and regulatory requirements;

•	The independent auditors’ qualifications and independence; and

•	The performance of the Bank’s internal audit function and the independent RPAF.

As of February 28, 2015, the Audit Committee was composed of Messrs. Hudson (Chair), Ritchie, (Vice Chair), Brooks, Ms. Messick and Ms. Asbury. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson, Ritchie, and Ms. Messick are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson, Ritchie, Ms. Messick, and Ms. Asbury are not independent; Mr. Brooks is independent under that definition. Messrs. Hudson, Ritchie, Brooks, Ms. Messick, and Ms. Asbury are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2015) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	60	President and Chief Executive Officer
Kristina K. Williams	50	Chief Operating Officer
John C. Mason	60	Chief Strategy Officer
David G. Paulson	50	Chief Financial Officer
Michael A. Rizzo	53	Chief Risk Officer
Dana A. Yealy	55	General Counsel and Corporate Secretary
Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer, effective January 1, 2011. Previously, he was Chief Operating Officer, a position that he assumed in November 2009. Prior to joining the Bank, Mr. Watson worked at J.P. Morgan for 24 years in a variety of capital markets and financial institution roles most recently as Managing Director in its Asia Pacific investment banking business. Earlier, Mr. Watson led the building of the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises. Mr. Watson serves as a director of the Office of Finance of the Federal Home Loan Banks and the Pentegra Defined Benefit Plan. He is involved in the community as a board member of the Pittsburgh Ballet Theater, the Neighborhood Academy, Economics Pennsylvania and the Pennsylvania Economy League of Greater Pittsburgh. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.
Kristina K. Williams, Chief Operating Officer, joined the Bank in 2004 as Chief Accounting Officer and has held a number of executive positions at the Bank. As Chief Operating Officer, she has responsibility for all member-facing activities, including member services, community investment, product delivery, communications and information technology. Ms. Williams became Chief Financial Officer in 2006; Executive Vice President, with additional responsibility for technology and operating services and human resources, in 2010; and Chief Operating Officer in 2011. Previously, Ms. Williams served as Chief Financial Officer of Wholesale Banking for PNC Financial Services Group, where she also spent time in SEC and regulatory reporting and served as Director of Accounting Policy. Previous experience includes public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated from West Liberty University, received her master’s in Professional Accountancy from West Virginia University and is a Certified Public Accountant. Ms. Williams is also a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants and the Board of Directors for the West Liberty University Foundation.
John C. Mason, Chief Strategy Officer, joined the Bank in 2012 with responsibility for the continual execution of strategic initiatives and alignment of resources in the context of the Bank’s vision, mission, and strategic objectives’ goals and action plans. He has served as a member of the Bank’s Board of Directors and Chair of its Finance and Risk Management Committee. Prior to joining the Bank, Mr. Mason was Chief Investment Officer and Treasurer and Head of Market and Credit Risk Management for ING DIRECT, Wilmington, Delaware. Prior to his work at ING, Mr. Mason held senior roles in treasury and risk management for a number of super-regional and regional banks. He holds a BS in Business Economics from Indiana University at Bloomington.

David G. Paulson, Chief Financial Officer, joined the Bank in March 2010 as Director, Mortgage Finance and Balance Sheet Management and was named Managing Director of Capital Markets in 2012 and became the Bank’s Chief Financial Officer effective September 3, 2013. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities. Most recently, he served as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a BS in Finance and an MBA, both from Duquesne University.

Michael A. Rizzo joined the Bank in March 2010 and is the Bank’s Chief Risk Officer. Mr. Rizzo served as the Chief Risk Officer of Residential Finance Group, the U.S. residential mortgage lending unit of GMAC ResCap. In addition, Mr. Rizzo served as Chief Credit Officer for Ally (GMAC) Bank mortgage operations. Previous experience includes approximately 15 years in risk and portfolio management roles with Provident Bank in Cincinnati, FleetBoston Financial Corporation and BankBoston. During his seven years with the Office of the Comptroller of the Currency (OCC), Mr. Rizzo was a commissioned national bank examiner and a CPA. Mr. Rizzo serves on the Board of Directors and is the Chair of the Finance Committee of Habitat for Humanity of Greater Pittsburgh. He holds a Bachelor of Science degree in Accounting from Bucknell University.

Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary, ethics and human resources functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations. Mr. Yealy is a Board member of the Pittsburgh Civic Light Opera.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, and those individuals who perform similar functions. A copy of the code of ethics is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. Any amendments to the Bank’s Code of Conduct are posted to the Bank’s public website.

Item 11: Executive Compensation

Compensation Discussion and Analysis

Introduction

     This Compensation Discussion and Analysis (CD&A) presents information related to the Bank's compensation program for its Principal Executive Officer (the CEO) and other Named Executive Officers (other Executives and/or NEO). Consistent with SEC regulations, the compensation information presented in this section also includes compensation information for the Bank’s Chief Accounting Officer (CAO), who served as the Bank’s Principal Financial Officer for a portion of 2014. The information includes, among other things, the objectives of the Bank's compensation program and the elements of compensation the Bank provides to its CEO, other Executives, and CAO.

The Bank's Board has determined that it is necessary to consider the nature, level, and cumulative effect of all elements of the Bank's compensation and benefits program to establish each element of the program at the appropriate level.

2014 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

In 2014, the Bank's CEO, other Executives, and CAO were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks; (2) other FHLBanks; and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets. The peer group data was collected and analyzed by the Bank’s compensation consultant, McLagan, an Aon Hewitt company. For certain positions, when considering data from the larger peer group companies, and with input from McLagan, applicable job specific benchmarks for the Bank’s CEO and other Executives were identified, as they were determined to be market comparable and represented realistic employment opportunities. Typically, the identified positions at the larger peer group institutions were at a lower level than the comparative Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies). In benchmarking compensation data for the CAO, a similar approach was taken. Internal Bank staff collected market data from published third-party surveys for similar jobs at other FHLBanks as well as commercial banks and other financial institutions. The Bank targets the median total compensation for the benchmarked positions. See the table below setting forth the peer companies used in benchmarking both base salary and incentive compensation. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits for the CEO, other Executives, and CAO together provide a competitive compensation package.

For 2014, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period. The CAO participated in the Bank’s key employee incentive compensation plan which was substantially similar to the executive officer plan except that: 1) the award opportunities as a percentage of base salary are lower and 2) 30% of each award amount instead of 50% is subject to deferral.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertained to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The only portion of the compensation package in which the risk element exists and should be considered is the incentive compensation awards. Details regarding the 2014 incentive compensation goals are discussed below.

For 2014, for the CEO and other Executives, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review. This review included the following peer groups. The “commercial bank” peer group (“Divisional Head” benchmark) included the following firms:

ABN AMRO Securities (USA) LLC	Credit Agricole CIB	Natixis
AIB Capital Markets	Credit Industriel et Commercial	Nord/LB
Ally Financial Inc.	Dexia	OCBC Bank
Australia & New Zealand Banking Group	DnB Bank	PNC Bank
Banco Bilbao Vizcaya Argentaria	DVB Bank	Popular Community Bank
Banco Santander	DZ Bank	Rabobank Nederland
Banco Hapoalim	East West Bancorp	RBS/Citizens Bank
Bank of America	Espirito Santo Investment	Regions Financial Corporation
Bank of China	Fannie Mae	Royal Bank of Canada
Bank of Ireland Corporate Banking	Fifth Third Bank	Sallie Mae
Bank of the West	First Niagara	Societe Generale
Bank of Tokyo- Mitsubishi UFJ	First Tennessee Bank/First Horizon	Sovereign Bank
Bayerische Landesbank	Freddie Mac	Standard Bank
BBVA Compass	Frost National Bank	Standard Chartered Bank
BMO Financial Group	GE Capital	SunTrust Banks
BNP Paribas	Huntington Bancshares, Inc.	SVB Financial Group
BOK Financial Corporation	HSBC	Synovus
Branch Banking & Trust Co.	ING	TD Securities
Capital One	JP Morgan Chase	The Bank of Nova Scotia
China Construction Bank	KBC Bank	The CIT Group
China International Capital Corporate	KeyCorp	The NorinchukinBank, New York Branch
China Merchants Bank	Landesbank Baden-Wuerttenberg	U.S. Bancorp
CIBC World Markets	Lloyds Banking Group	UniCredit
Citigroup	M&T Bank Corporation	Union Bank, N.A.
City National Bank	Macquarie Bank	Webster Bank
Comerica	Mitsubishi UFJ Trust & Banking Corporation (USA)	Wells Fargo Bank
Commerzbank	Mizuho Corporate Bank, Ltd.	Westpac Banking Corporation
Commonwealth Bank of Australia	National Australia Bank	Zions Bancorporation

The Federal Home Loan Bank peer group included the other 11 Federal Home Loan Banks.

The CEO and other Executives’ benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets included:

Astoria Financial Corp.	First Interstate BancSystem	PrivateBancorp Inc.
BancFirst Corp.	First Midwest Bancorp Inc.	Prosperity Bancshares Inc.
BancorpSouth Inc.	FirstMerit Corp.	Provident Financial Services
Bank of Hawaii Corp.	Flagstar Bancorp Inc.	SCBT Financial Corp
BankUnited Inc.	Fulton Financial Corp.	Signature Bank
BBCN Bancorp Inc.	Glacier Bancorp Inc.	Sterling Financial Corp
Beneficial Mutual Bncp (MHC)	Hancock Holding Co.	Susquehanna Bancshares Inc.
Berkshire Hills Bancorp. Inc.	Hilltop Holdings Inc.	Taylor Capital Group
Boston Private Financial	IBERIABANK Corp.	TCF Financial Corp.
Brookline Bancorp Inc.	Independent Bank Corp.	Texas Capital Bancshares Inc.
Capital Bank Finl Corp	International Bancshares Corp.	Trustmark Corp.
CapitalSource Inc.	Investors Bancorp Inc. (MHC)	UMB Financial Corp.
Cathay General Bancorp	MB Financial Inc.	Umpqua Holdings Corp.
Chemical Financial Corp.	National Bank Holdings Corp.	United Bankshares Inc.
Citizens Republic Bancorp Inc.	National Penn Bancshares Inc.	United Community Banks Inc.
Community Bank System Inc.	NBT Bancorp Inc.	Valley National Bancorp
CVB Financial Corp.	Northwest Bancshares, Inc.	Washington Federal Inc.
Doral Financial Corp.	Old National Bancorp	Webster Financial Corp.
EverBank Financial	Oriental Financial Group Inc.	WesBanco Inc.
F.N.B. Corp.	PacWest Bancorp	Westamerica Bancorp.
First BanCorp.	Park National Corp.	Western Alliance Bancorp
First Commonwealth Financial	Pinnacle Financial Partners	Wintrust Financial Corp.
First Financial Bancorp.

Human Resources Committee's Role and Responsibilities

The Human Resources Committee (HR Committee) is responsible for the establishment and oversight of the CEO's compensation and oversight of other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

Additionally, the HR Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank's Human Resources Department (HR Department), to assist in performing its duties regarding the CEO's and other Executives' compensation.

For 2014, the CEO had primary oversight responsibility for the CAO’s base salary increases. With respect to incentive compensation goals, as a key employee, 80% of the CAO’s incentive award in 2014 was based on performance against Bank goals and 20% was based on individual goals. Aggregate payout amounts for all participants in the Key Employee Incentive Compensation Plan are reviewed with the HR Committee.

Role of the Federal Housing Finance Agency

The FHLBank’s regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Director of the Finance Agency may also restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments. In 2014, the Finance Agency has issued final Executive Compensation and Golden Parachute Regulations. Under the Executive Compensation Regulation, additional advance notice and approval requirements are imposed in regard to an FHLBank entering into or adopting: (1) employment agreements; (2) severance policy/agreements; (3) incentive compensation award payouts; (4) material modifications to nonqualified plans; and (5) any ad hoc termination payments. Additionally, under the Executive

Compensation Regulation, the Finance Agency directed the Bank and all the FHLBanks to submit to it in advance all proposed compensation and benefits actions regarding the CEO or other Executives that require Board approval and are subject to final Finance Agency review and non-objection. The Golden Parachute Regulation requires an FHLBank to obtain approval of certain defined termination payments or agreements to make payments upon employment termination to employees or officers (including executive officers) in the event that an FHLBank is subject to a triggering event (for example, insolvency, subject to appointment of a conservator or receiver) at the time it enters into such an agreement or makes such payments.

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

Determining the CEO's Cash Compensation

For 2014, the HR Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. Based on this analysis, the CEO's 2014 base salary was $694,980.

Determining Other Executives' and CAO’s Cash Compensation

In 2014, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the HR Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives.

Effective January 1, 2014, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation. For 2015, merit increases were approved for the CEO and other Executives by the Board, and the Bank received non-objection from the Finance Agency. The CAO’s merit increase was approved by the CFO. All merit increases were made effective as of January 1, 2015.

Executive Officer Incentive Plans

2014 Executive Officer Incentive Compensation Plan (2014 Plan):
The 2014 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2014 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	40%	70%	100%
COO	30%	50%	70%
Other NEOs	20%	40%	60%

Under the 2014 Key Employee Incentive Compensation Plan (2014 Key Employee Plan), the CAO was eligible for the following award opportunity level (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CAO	18%	27.5%	37%

See Exhibit 10.12.1 to the Bank’s 2013 Form 10-K for the full terms of the 2014 Key Employee Plan.

The Board has evaluated the performance of the CEO and the other Executives against the incentive goals for 2014 set forth in the Non-Equity Incentive Plan compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2014 current awards and deferred incentive award installments are paid under the 2014 Plan:

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

For the 2014 Key Employee Plan, the following table illustrates how the 2014 current awards and deferred incentive award installments are paid for the CAO:

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

Payment of each deferred incentive award installment under the 2014 Plan and the 2014 Key Employee Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2014” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2014 Plan and 2014 Key Employee Plan, as applicable) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2014 Plan and the 2014 Key Employee Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plans provide for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.12 and Exhibit 10.12.1 to the Bank’s 2013 Form 10-K for the full terms of the 2014 Plan and the 2014 Key Employee Plan.

2015 Executive Officer Incentive Compensation Plan (2015 Plan):
For 2015, the Board has adopted the 2015 Plan which is subject to final Finance Agency review and non-objection. The 2015 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2015 Plan terms are the same as the 2014 Plan terms except for the award opportunity levels as shown in the table below. Based on an expansion of responsibilities, the participant level for 2015 for the CFO has also increased; this increase in level has been reviewed by the Finance Agency and has received the appropriate non-objection. The increase in levels as a percentage of base salary was approved by the Board and was based on the results of the benchmarking analysis. The 2015 Plan establishes the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	50%	75%	100%
CFO, COO	35%	55%	75%
Other NEOs	25%	45%	65%

The 2015 Key Employee Incentive Plan is not referenced since the CAO is not the principal financial officer in 2015.

Following December 31, 2015, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2015 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2015 current awards and deferred incentive award installments would be paid under the 2015 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2016
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2017
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2018
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2019
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2015 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2015” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2015 Plan are the same as set forth in the 2014 Plan described above. See Exhibit 10.2.2 to this Form 10-K for the full terms of the 2015 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives or the CAO in 2014.

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

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker's compensation insurance, and life and accident insurance. The CEO, other Executives, and the CAO participate in these benefits on the same basis as all other full-time employees. In addition, the CEO, other Executives and the CAO are eligible for individual disability income insurance if the individual’s salary exceeds the monthly long term disability limit.

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

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $260 thousand for 2014.

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

The portion of the incentive compensation award percentages that are included in determining the CEO's and other Executives' SERP benefit is capped for the CEO and other Executives at no more than the applicable percentages referenced in the SERP plan document. The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.5.1 and 10.5 to the Bank’s 2012 Form 10-K. The CAO is not eligible to participate in the SERP.

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

The portion of any incentive compensation award for the CEO and other Executives that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is capped at the applicable percentage referenced in the Supplemental Thrift Plan document. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6 to the Bank’s 2012 Form 10-K. The CAO is not eligible to participate in the Supplemental Thrift Plan.

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

The Board provided a separate severance agreement as part of the employment offer for the CEO, providing for severance in the amount of 12 months of salary which is more fully described in the Post-Termination Compensation Table below.

Change-in-Control (CIC) Agreements

The Bank has entered into CIC agreements with the CEO and other Executives. The Board believes that CIC agreements are an important recruitment and retention tool and, that such agreements enable the CEO and other Executives to effectively perform and meet their obligations to the Bank if faced with the possibility of consolidation with another FHLBank. These agreements are a common practice in the marketplace.

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

In addition, under his CIC Agreement, the CEO also receives a payment equal to the additional benefit amount that he would receive for two additional years of credited service at the same annual compensation at the time of separation from the Bank under the qualified and nonqualified defined benefit plans and two times six percent of his annual compensation (as defined in the Supplemental Thrift Plan) in the year of separation from service. This amount is intended to replace the matching contribution under the Bank’s qualified and nonqualified defined contribution plans. See Exhibit 10.9.4 to the Bank’s 2010 Form 10-K for details regarding the Amended and Restated CIC agreement effective January 1, 2011. The CAO is not eligible for a CIC agreement.

In order to comply with applicable IRS requirements regarding self-funded medical plans, the Bank's severance policy and CIC agreements were revised effective January 1, 2015, and received non-objection by the Finance Agency. The revised severance policy states that instead of contributing to medical coverage following employment termination, the Bank will pay as taxable compensation for the applicable salary continuation period the amount equivalent to the Bank's monthly contribution to its active employees' medical plan coverage. In addition, the revised CIC agreements state that for 18 months the Bank will pay as taxable compensation the amount equivalent to the Bank's monthly contribution to its active employees’ medical plan coverage.

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2014 and there are no current Interlocks. With respect to Directors Godwin, McLaughlin, Blaston and Cortés, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K and for information regarding transactions with PNC Bank and Santander Bank, N.A., respectively, which were approved under the Bank's Related Person Transaction Policy.

The HR Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the HR Committee has recommended to the Board that the CD&A be included in the Bank’s 2014 Form 10-K.

The Human Resources Committee of the Board of Directors

Ms. Pamela H. Godwin            Chair
Ms. Charlotte B. McLaughlin        Vice-Chair
Mr. Joseph M. Blaston
Rev. Luis A. Cortés, Jr.
Mr. John S. Milinovich

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2014	$694,980	$—	$578,406	$335,000	$62,394	$1,670,780
	2013	675,000	—	618,041	114,000	60,445	1,467,486
	2012	650,000	—	510,250	128,000	44,613	1,332,863
Kristina K. Williams (2) Chief Operating Officer	2014	$448,518	$—	$260,658	$476,000	$39,227	$1,224,403
	2013	431,267	—	276,108	76,000	37,302	820,677
	2012	414,680	—	228,074	137,000	28,345	808,099
Michael A. Rizzo (3) Chief Risk Officer	2014	$313,246	$—	$155,800	$114,000	$25,732	$608,778
	2013	307,104	—	165,504	26,000	25,162	523,770
	2012	298,159	—	140,433	46,000	19,990	504,582
David G. Paulson (4) Chief Financial Officer	2014	$292,956	$—	$125,260	$83,000	$23,679	$524,895
	2013	270,006	—	126,278	19,000	20,587	435,871
Dana A. Yealy (5) (8) General Counsel	2014	$291,542	$—	$144,426	$802,000	$23,827	$1,261,795
	2013	280,329	—	154,281	—	22,970	457,580
	2012	272,164	—	128,189	207,000	18,471	625,824
John C. Mason (6) Chief Strategy Officer	2014	$277,245	$—	$116,816	$85,000	$22,778	$501,839
	2013	271,809	—	127,856	43,000	18,360	461,025
Edward V. Weller (7) Chief Accounting Officer	2014	$215,967	$15,118	$71,433	$39,000	$7,226	$348,744
	2013	200,078	4,235	72,947	15,000	6,029	298,289
Notes:

(1)
For 2014, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on 2014 performance against goals as set forth below as well as deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $61,949 and the remainder is insurance premium contributions. For 2013, Mr. Watson's non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $60,000 and the remainder is insurance premium contributions. For 2012, Mr. Watson's non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $44,589.

(2)
For 2014, Ms. William’s non-equity incentive plan compensation was the incentive plan described above and was based on 2014 performance against goals as set forth below as well as deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $36,614 and the remainder is insurance premium contributions. For 2013, Ms. Williams’ non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $35,207 and the remainder is insurance premium contributions. For 2012, Ms. Williams’ non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $28,321.

(3)
For 2014, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on 2014 performance against goals as set forth below as well as the deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $25,705 and the remainder is insurance premium contributions. For 2013, Mr. Rizzo's non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $25,135 and the remainder is insurance premium contributions. For 2012, Mr. Rizzo's non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $19,966.

(4)
In 2014, Mr. Paulson became the Bank’s principal financial officer as of September 1 with the CAO reporting to him. At that time, Mr. Paulson also received a base pay increase that was subject to non-objection by the Finance Agency. For 2014, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on 2014 performance against goals as set forth below as well as the deferred incentive earned in 2012 under the Key Employee Plan and in 2013 under the Executive Officer Incentive

Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,652 and the remainder is insurance premium contributions. In 2013, Mr. Paulson’s non-equity incentive plan compensation was the incentive and transition plans described below as well as the deferred incentive earned in 2012 under the Key Employee Plan. All other compensation included employer contributions to defined contribution plans of $20,560 and the remainder is insurance premium contributions.

(5)
For 2014, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on 2014 performance against goals as set forth below as well as the deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,800 and the remainder is insurance premium contributions. For 2013, Mr. Yealy's non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $22,943 and the remainder is insurance premium contributions. For 2012, Mr. Yealy's non-equity incentive plan compensation was the 2012 Executive Officer Incentive Compensation Plan described in the Bank's 2012 Form 10-K. All other compensation included employer contributions to defined contribution plans of $18,447.

(6)
For 2014, Mr. Mason’s non-equity incentive plan compensation was the incentive plan described above and was based on 2014 performance against goals as set forth below as well as the deferred incentive earned in 2012 and 2013 under the Executive Officer Incentive Compensation Plan, pro-rated 4 months based on his hire date for 2012. All other compensation included employer contributions to defined contribution plans of $22,751 and the remainder is insurance premium contributions. For 2013, Mr. Mason’s non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in 2012 under the Executive Officer Incentive Compensation Plan pro-rated 4 months based on his hire date. All other compensation included employer contributions to defined contribution plans of $18,333 and the remainder is insurance premium contributions.

(7)
In 2014, Mr. Weller, the Chief Accounting Officer (CAO), acted as the Bank’s principal financial officer until August 31, 2014 and reported directly to the CEO. Mr. Weller’s non-equity incentive plan compensation was the incentive described above and was based on 2014 performance against goals as set forth below as well as the deferred incentive earned in the 2012 and 2013 under the Key Employee Plan. All other compensation included employer contributions to defined contribution plans of $7,199 and the remainder is insurance premium contributions. As Mr. Weller does not participate in the executive incentive compensation plans, Mr. Weller is eligible to participate in the Bank’s current staff (non-executive) discretionary award program recognizing excellent performance. In 2014, he received an award of $15,118 under this program, which was approved by the CEO. In 2013, Mr. Weller became the Bank’s principal financial officer effective September 3, 2013. Mr. Weller’s non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in 2012 under the Key Employee Plan. All other compensation included employer contributions to defined contribution plans of $6,002 and the remainder is insurance premium contributions. As Mr. Weller did not participate in the executive incentive compensation plans, Mr. Weller was eligible to participate in the Bank’s current staff (non-executive) discretionary award program recognizing excellent performance. In 2013, he received an award of $4,235 under this program, which was approved by the CEO.

(8)
Mr. Yealy is a long-service employee, so the impact to the present value of his pension benefits due to the change in interest rates was more significant. The rise in interest rate caused his 2013 Change in Pension Value to be negative $96,000. The decrease in interest rate resulted in the significant positive movement in 2014. For 2013, the negative amount is not taken into account in determining his total compensation.

Non-Equity Incentive Plan Compensation

Under the 2014 Plan, the actual annual award opportunity for January 1, 2014 through December 31, 2014, and payouts are based on a percentage of the executive's base salary as of December 31, 2014. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows. However, goals D and F have different weightings for the CRO, as noted below:

•	Serve the Membership:
A.    Core mission activities as defined by the Bank (15% weighting);
B.    Increase the average number of Bank products used by members (15% weighting);

•	Vitalize Communities:

C.	Increase the number of members utilizing community investment products, which includes AHP, BOB, CLP, and FFD (15% weighting);

•	Build Strength and Flexibility:

D.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within risk parameters (30% weighting) (CRO 25%);

E.
Workforce evaluation such that each primary business unit will have an operational strategic workforce plan detailing human capital needs in terms of required complement, skills, and/or competencies (10% weighting);

•	Operational Excellence:

F.
Success on these equally weighted cross departmental staff incentive goals: establish Capital Plan for Bank to become a consistently high performance FHLBank and be prepared to successfully address future uncertainties, and improve the Bank’s capabilities related to business continuity (15% weighting) (CRO 20%).

Adjusted earnings and other terms referenced above are as defined in the 2014 Plan. See Exhibit 10.12 to the Bank’s 2013 Form 10-K.

			To Achieve:					Payout %
Goal	Other NEO Weighting	CRO Weighting	Threshold Payout	Target Payout	Maximum Payout	2014 Results	Achievement Level (2)	CEO	COO	CRO	Other Executives
A	15%	15%	83.0%	87.5%	92.0%	90.4%	Between target and maximum	13.4%	9.4%	7.9%	7.9%
B	15%	15%	1.70	1.80	2.00	1.81	Between target and maximum	10.7%	7.7%	6.2%	6.2%
C	15%	15%	109	114	124	121	Between target and maximum	13.7%	9.6%	8.1%	8.1%
D	30%	25%	337bp	419bp	500bp	492bp	Between target and maximum	29.1%	20.4%	14.5%	17.4%
E (1)	10%	10%	100% Group A	Membership plus 1 Group B unit	Completion of Group A & B	Maximum	Maximum	10.0%	7.0%	6.0%	6.0%
F (1)	15%	20%	Interpolation of results based on completion of identified goals			Maximum	Maximum	15.0%	10.5%	12.0%	9.0%
Total Payout								91.9%	64.6%	54.7%	54.6%
Notes:
(1) Refer to incentive goal scorecard attached to the 2014 Plan document for details on qualitative goals.
(2) For performance achievement between threshold and target or target and maximum, the 2014 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Incentive payout %	Incentive payout potential $(2)	2014 actual incentive payout (A)	2013 deferred incentive $ (B) (6)	2012 deferred incentive $ (C) (7)	Total incentive payout (3)
Winthrop Watson	$694,980	91.9%	$638,478	$319,239	$123,750	$135,417	$578,406
Kristina K. Williams	$448,518	64.6%	$289,675	$144,838	$55,346	$60,474	$260,658
Michael A. Rizzo	$313,246	54.7%	$171,299	$85,650	$32,880	$37,270	$155,800
David G. Paulson (4)	$311,857	54.6%	$170,227	$85,114	$29,700	$10,446	$125,260
Dana A. Yealy	$291,542	54.6%	$159,138	$79,570	$30,836	$34,020	$144,426
John C. Mason (5)	$277,245	54.6%	$151,334	$75,667	$29,899	$11,250	$116,816
Notes:
(1) Base salary in effect on December 31, 2014 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout in 2015 (see column A) and the remaining amount will be deferred and contingently payable in 2016, 2017 and 2018.
(3) Total incentive payout includes the sum of columns (A) (B) and (C).
(4) Mr. Paulson’s 2012 deferred incentive was earned in 2012 under the Key Employee Incentive Compensation Plan.
(5) Mr. Mason’s 2012 deferred incentive was pro-rated based on his hire date.
(6) Based on the provisions of the 2013 Executive Officer Incentive Compensation Plan the deferral amount from the 2013 plan year includes a 10% increase since the deferral criteria were met at the maximum level payout.
(7) Based on the provisions of the 2012 Executive Officer Incentive Compensation Plan the deferral amount from the 2012 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.

2014 Key Employee Plan

Under the 2014 Key Employee Plan, the actual annual award opportunity for January 1, 2014 through December 31, 2014, and payouts are based on a percentage of the key employee’s base salary as of December 31, 2014. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CAO are as follows:

Bank-wide Incentive Goals

•	Serve the Membership:
A.Core mission activities as defined by the Bank (12% weighting);
B.    Increase the average number of Bank products used by members (12% weighting);

•	Vitalize Communities:

C.	Increase the number of members utilizing community investment products, which includes AHP, BOB, CLP and FFD (12% weighting);

•	Build Strength and Flexibility:

D.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within risk parameters (24% weighting);

E.
Workforce evaluation such that each primary business unit will have an operational strategic workforce plan detailing human capital needs in terms of required complement, skills, and/or competencies (8% weighting);

•	Operational Excellence:

F.
Success on these equally weighted cross departmental staff incentive goals: establish Capital Plan for Bank to become a consistently high performance FHLBank and be prepared to successfully address future uncertainties, and improve the Bank’s capabilities related to business continuity (12% weighting);

Individual Incentive Goal

G.	Governance Risk & Compliance System with goal of reducing redundancies and improving staff utilization by enhancing governance over processes, risks, and controls (20% weighting).

		To Achieve:
Goal	Weighting	Threshold Payout	Target Payout	Maximum Payout	2014 Results	Achievement Level (2)	Payout %
A	12%	83.0%	87.5%	92.0%	90.4%	Between target and maximum	4.36%
B	12%	1.70	1.80	2.00	1.81	Between target and maximum	4.02%
C	12%	109	114	124	121	Between target and maximum	4.33%
D	24%	337bp	419bp	500bp	492bp	Between target and maximum	8.74%
E (1)	8%	100% Group A	Membership plus 1 Group B unit	Completion of Group A & B	Maximum	Maximum	2.96%
F (1)	12%	Interpolation of results based on completion of identified goals			Maximum	Maximum	4.40%
G	20%	Interpolation of results based on completion of identified goals			Maximum	Maximum	7.40%
Total Payout							36.25%
Notes:
(1) Refer to incentive goal scorecard attached to the 2014 Plan document for details on qualitative goals.
(2) For performance achievement between threshold and target or target and maximum, the 2014 Key Employee Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, interpolation as a percentage of maximum was used.

CAO	Salary on which incentive is based (1)	Incentive payout %	Incentive payout potential $(2)	2014 actual incentive payout (A)	2013 deferred incentive $ (B) (4)	2012 deferred incentive $ (C) (5)	Total incentive payout(3)
Edward V. Weller	$215,967	36.25%	$79,908	$54,808	$8,617	$8,008	$71,433
Notes:
(1) Base salary in effect on December 31, 2014 used to calculate payouts.
(2) CAO will be paid 70% of the incentive payout in 2015 (see column A) and the remaining amount will be deferred and contingently payable in 2016, 2017 and 2018.
(3) Total incentive payout includes the sum of columns (A) (B) and (C).
(4) Based on the provisions of the 2013 Key Employee Plan, the deferral amount from the 2013 plan year includes a 10% increase since the deferral criteria were met at the maximum level payout.
(5) Based on the provisions of the 2012 Key Employee Plan, the deferral amount from the 2012 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2014 under the 2012, 2013 and 2014 plans.

Name and Principal Position	Amount Payable 2015	Amount Payable 2016	Amount Payable 2017	Amount Payable 2018	Total(4)(5)
Winthrop Watson President and CEO	$259,167	$376,221	$240,804	$117,055	$993,247
Kristina K. Williams Chief Operating Officer	$115,820	$168,927	$108,453	$53,108	$446,308
Michael A. Rizzo Chief Risk Officer	$70,150	$101,555	$64,285	$31,405	$267,395
David G. Paulson Chief Financial Officer (1)	$40,147	$71,355	$60,909	$31,209	$203,620
Dana A. Yealy General Counsel	$64,856	$94,031	$60,011	$29,176	$248,074
John C. Mason Chief Strategy Officer (2)	$41,149	$68,894	$57,644	$27,746	$195,433
Edward V. Weller Chief Accounting Officer (3)	$16,625	$25,238	$17,231	$8,613	$67,707
Notes:
(1) Mr. Paulson’s 2012 deferral amount was based on the Key Employee Incentive Compensation Plan.
(2) Mr. Mason’s 2012 deferral amount was pro-rated based on his hire date.
(3) All deferred installments for Mr. Weller were based on 2012, 2013 and 2014 Key Employee Incentive Compensation Plans.
(4) Based on the provisions of the 2012 Executive Officer Incentive Compensation Plan the deferral amount from the 2012 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.
(5) Based on the provisions of the 2013 and 2014 Executive Officer Incentive Compensation Plans the deferral amount from the 2013 and 2014 plan years includes a 10% increase since the deferral criteria were met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $260,000 for 2014. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2013 and December 31, 2014. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of 12/31/2013, 50% of the benefit is valued using the RP-2000 static mortality table for annuitants projected to 2013 and 50% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2013. As of 12/31/2014, 50% of the benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2014) and 50% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2014. The interest rates used are 4.95% as of 12/31/2013 and 3.95% as of 12/31/2014. The difference between the present value of the 12/31/2014 accrued benefit and the present value of the 12/31/2013 accrued benefit is the “change in pension value” for the Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2013 and December 31, 2014. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of 12/31/2013, the benefit is valued using the RP-2000 static mortality table for annuitants projected to 2013. As of 12/31/2014, the benefit is valued using the RP-2014 mortality table for white collar works annuitants (with mortality improvement scale MP-2014). The interest rates used are 4.75% as of 12/31/2013 and 3.75% as of 12/31/2014. The difference between the present value of the December 31, 2014 accrued benefit and the present value of the December 31, 2013 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2014 and shows the value of non-equity incentive plan awards granted to the CEO, other Executives, and the CAO in 2014 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2014 Plan not actual performance. Actual performance under the 2014 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2014 Grants

Name and Principal Position		Performance Achieved in 2014	Amount Payable 2015	Amount Payable 2016	Amount Payable 2017	Amount Payable 2018
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $277,992 $486,486 $694,980	50% Payout $138,996 $243,243 $347,490	Deferred Amount $50,965 $89,189 $127,413	Deferred Amount $50,965 $89,189 $127,413	Deferred Amount $50,965 $89,189 $127,413
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $134,555 $224,259 $313,963	50% Payout $67,278 $112,130 $156,981	Deferred Amount $24,668 $41,114 $57,560	Deferred Amount $24,668 $41,114 $57,560	Deferred Amount $24,668 $41,114 $57,560
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $ 62,649 $125,298 $187,948	50% Payout $31,325 $62,649 $93,974	Deferred Amount $11,486 $22,971 $34,457	Deferred Amount $11,486 $22,971 $34,457	Deferred Amount $11,486 $22,971 $34,457
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $62,371 $124,743 $187,114	50% Payout $31,186 $62,371 $93,557	Deferred Amount $11,435 $22,870 $34,304	Deferred Amount $11,435 $22,870 $34,304	Deferred Amount $11,435 $22,870 $34,304
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $58,308 $116,617 $174,925	50% Payout $29,154 $58,308 $87,463	Deferred Amount $10,690 $21,380 $32,070	Deferred Amount $10,690 $21,380 $32,070	Deferred Amount $10,690 $21,380 $32,070
John C. Mason Chief Strategy Officer	Threshold Target Maximum	Total Opportunity $55,449 $110,898 $166,347	50% Payout $27,725 $55,449 $83,174	Deferred Amount $10,166 $20,331 $30,497	Deferred Amount $10,166 $20,331 $30,497	Deferred Amount $10,166 $20,331 $30,497
Edward V. Weller Chief Accounting Officer	Threshold Target Maximum	Total Opportunity $38,874 $59,391 $79,908	70% Payout $27,212 $41,574 $55,935	Deferred Amount $4,276 $6,533 $8,790	Deferred Amount $4,276 $6,533 $8,790	Deferred Amount $4,276 $6,533 $8,790
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

Stated Bank Performance Criteria, 2014. Payment of each deferred incentive award installment in 2016, 2017, and 2018 related to December 31, 2014 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

2015 Grants

Name and Principal Position		Performance Achieved in 2015	Amount Payable 2016	Amount Payable 2017	Amount Payable 2018	Amount Payable 2019
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $362,502 $543,752 $725,003	50% Payout $181,251 $271,876 $362,502	Deferred Amount $151,043	Deferred Amount $151,043	Deferred Amount $151,043
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $163,260 $256,552 $349,844	50% Payout $ 81,630 $128,276 $174,922	Deferred Amount $72,884	Deferred Amount $72,844	Deferred Amount $72,844
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $80,661 $145,190 $209,718	50% Payout $40,331 $72,595 $104,859	Deferred Amount $43,691	Deferred Amount $43.691	Deferred Amount $43.691
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $114,608 $180,098 $245,588	50% Payout $57,304 $90,049 $122,794	Deferred Amount $51,164	Deferred Amount $51,164	Deferred Amount $51,164
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $76,530 $137,754 $198,978	50% Payout $38,265 $66,877 $99,489	Deferred Amount $41,454	Deferred Amount $41,454	Deferred Amount $41,454
John C. Mason Chief Strategy Officer	Threshold Target Maximum	Total Opportunity $ 70,698 $127,256 $183,814	50% Payout $35,349 $63,628 $91,907	Deferred Amount $38,294	Deferred Amount $38,294	Deferred Amount $38,294
Note: As described above in the 2015 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described below. For the 2015 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The single payment is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Under the 2015 Plan, the actual annual award opportunity for January 1, 2015, through December 31, 2015, and payouts are based on a percentage of the executive's base salary as of December 31, 2015. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows. However, some goals have different weightings for the CRO as noted below.

•	Deliver Member Value:

A.	Increase total number of Bank products used by members including execution of advances, letters of credit, safekeeping and all MPF products (30% weighting) (20% CRO weighing);

B.	Increase number of members participating in the AHP, BOB, CLP, FFD and a housing rehabilitation product, if offered (15% weighting);

•	Manage Risk and Return:

C.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within risk parameters (35% weighting) (30% CRO weighting);

•	Continuous Improvement:

D.
Re-examine Bank’s enterprise risk management framework to ensure effective risk management dashboards that accurately and correctly measure the stated risk appetite. Result will be improved risk identification metrics and measurement techniques to improve strategic executive decision making and Board oversight (10% weighting) (25% CRO weighting);

•	Develop, Reward, and Engage Employees:

E.	Realize higher organizational performance through employee engagement, diversity and inclusion, and strategic workforce solutions (10% weighting).

Adjusted earnings and other terms referenced above are as defined in the 2015 Plan. See Exhibit 10.12.2 to this Form 10-K.

Stated Bank Performance Criteria, 2015. Payment of each deferred incentive award installment in 2017, 2018, and 2019 related to December 31, 2015 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

At least one of the two stated quantifiable criteria above must have been met in the preceding year in order for any installment payment to be made. In the event that both of the stated quantifiable criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. In no event shall the aggregate amount of any Current Incentive Award and Deferred Incentive Award installments paid to a participant in any payment year exceed 100% of the participant’s base salary.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2015. The actual amount of the payout will be based on the executives' base salary at December 31, 2015.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	4.58	$204,000	—
	SERP	5.08	$532,000	—
Kristina K. Williams Chief Operating Officer	Pentegra Defined Benefit Plan	9.50	$421,000	—
	SERP	10.00	$610,000	—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	4.33	$148,000	—
	SERP	4.83	$95,000	—
David G. Paulson Chief Financial Officer	Pentegra Defined Benefit Plan	4.25	$107,000	—
	SERP	4.75	$53,000	—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	28.83	$1,521,000	—
	SERP	29.33	$739,000	—
John C. Mason Chief Strategy Officer	Pentegra Defined Benefit Plan	1.75	$80,000	—
	SERP	2.25	$58,000	—
Edward V. Weller Chief Accounting Officer	Pentegra Defined Benefit Plan	2.67	$68,000	—
	SERP	n/a	n/a	—

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibit 10.5.1 to the 2013 Form 10-K and Exhibit 10.5 to the Bank’s 2012 Form 10-K. See “Qualified and Non-Qualified Defined Benefit Plans” under “Compensation Discussion and Analysis” in this Item 11. of this Form 10-K for the different purposes for each plan.

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2014, Mr. Watson, Ms. Williams, and Mr.Yealy were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2014	Registrant Contributions in 2014	Aggregate Earnings (Losses) in 2014	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2014
Winthrop Watson President and CEO	$255,497	$56,548	$60,552	$—	$1,264,170
Kristina K. Williams Chief Operating Officer	$65,950	$28,765	$53,912	$—	$1,041,967
Michael A. Rizzo Chief Risk Officer	$25,341	$17,482	$25,709	$—	$235,234
David Paulson Chief Financial Officer	$86,115	$20,463	$643	$—	$239,173
Dana A. Yealy General Counsel	$29,385	$16,511	$115,016	$—	$1,198,187
John C. Mason Chief Strategy Officer	$3,725	$15,101	$5,329	$—	$50,703

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.6 to the Bank’s 2012 Form 10-K.

Amounts shown as "Executive Contributions in 2014" were deferred and reported as "Salary" in the SCT. Amounts shown as "Registrant Contributions in 2014" are reported as "All Other Compensation" in the SCT.

The CEO and other Executives may defer up to 80% of their total cash compensation (base salary and annual incentive compensation), less their contributions to the qualified thrift plan. Annual incentive compensation is limited to no more than the applicable percentage caps set forth in the Supplemental Thrift Plan. All benefits are fully vested at all times subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are closely matched to those available under the qualified defined contribution plan. Investment options include stock funds, bond funds, money market funds and target retirement funds.

Post-Termination Compensation

The CEO, other Executives, and the CAO would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2014.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Insurance		Executive Outplacement (1)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$694,980	52 weeks	$12,114	12 months	$11,000	$718,094
Kristina K. Williams Chief Operating Officer	40 weeks	$345,014	40 weeks	$9,318	12 months	$11,000	$365,332
Michael A. Rizzo Chief Risk Officer	26 weeks	$156,623	26 weeks	$6,057	12 months	$11,000	$173,680
David G. Paulson Chief Financial Officer	26 weeks	$155,929	26 weeks	$6,057	12 months	$11,000	$172,986
Dana A. Yealy General Counsel	52 weeks	$291,452	52 weeks	$12,114	12 months	$11,000	$314,566
John C. Mason Chief Strategy Officer	26 weeks	$138,623	26 weeks	$7,306	12 months	$11,000	$156,929
Edward V. Weller Chief Accounting Officer	26 weeks	$107,984	26 weeks	$6,057	12 months	$11,000	$125,041
Notes:
(1) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Potential Incentive Award(2) (7)	Medical Insurance (5)	Outplace- ment Services(4)*	Severance/ Defined Benefit Service Amount (5)**	Accelerated Deferred Incentive Installment Amount(7)	Severance/ Defined Contribution Match Amount(6)**	Total
Winthrop Watson President and CEO	$1,389,960	$972,972	$18,171	$11,000	$461,601	$993,247	$141,776	$3,988,727
Kristina K. Williams Chief Operating Officer	$897,036	$448,518	$18,171	$11,000	n/a	$446,308	n/a	$1,821,033
Michael A. Rizzo Chief Risk Officer	$626,492	$250,597	$18,171	$11,000	n/a	$267,395	n/a	$1,173,655
David G. Paulson Chief Financial Officer	$623,714	$249,486	$18,171	$11,000	n/a	$203,620	n/a	$1,105,991
Dana A. Yealy General Counsel	$583,084	$233,234	$18,171	$11,000	n/a	$248,074	n/a	$1,093,563
John C. Mason Chief Strategy Officer	$554,490	$221,796	$21,918	$11,000	n/a	$195,431	n/a	$1,004,635
n/a - not applicable
* Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
** Includes both qualified and nonqualified plans.
Notes:
(1) CIC agreements stipulate two years of base salary for eligible participants.
(2) CIC agreements stipulate an amount equal to two times the payout award that could have been received at target payout amount for eligible participants.
(3) CIC agreements stipulate 18 months of medical insurance coverage for eligible participants.
(4) CIC agreements stipulate 12 months of outplacement services for eligible participants.
(5) CIC agreement for CEO also stipulates additional severance in an amount equivalent to the additional benefit amount that he would receive for two additional years of service at the same annual compensation at the time of separation from the Bank under the qualified and nonqualified defined benefit.
(6) CIC agreement for CEO stipulates additional severance in an amount equivalent to two years of defined contribution match. Note that compensation for the defined contribution match includes base compensation and annual incentive.
(7) The 2012 and 2013 Executive Officer Incentive Compensation Plans (2012 and 2013 Plans) provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2012 and 2013 current incentive award. The 2014 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that corresponds to the 2014 current incentive award would also be paid out upon a CIC event along with the 2012 and 2013 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12 to the Bank’s 2013 Form 10-K for the full terms of the 2014 Plan and the Executive Officer Incentive Plans section of the narrative above. See Exhibit 10.10 to the Bank’s 2011 Form 10-K for the terms of the 2012 Plan and Exhibit 10.11.1 to the Bank’s 2013 Form 10-K for the terms of the 2013 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2014 Directors’ Compensation Policy (2014 Compensation Policy) as adopted by the Bank's Board. Under the 2014 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2014.

	Retainer Fees	Meeting Fees	Total
Board Chair	$52,500	$52,500	$105,000
Board Vice Chair	$45,000	$45,000	$90,000
Committee Chair	$45,000	$45,000	$90,000
Director	$40,000	$40,000	$80,000

The 2014 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2013 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2014 Compensation Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Patrick A. Bond (Chair)	$105,000	$27	$105,027
John K. Darr (Vice Chair)	90,000	27	90,027
Joseph M. Blaston	80,000	27	80,027
Maureen Breakiron-Evans	80,000	27	80,027
Luis A. Cortés Jr.	80,000	27	80,027
Pamela H. Godwin	90,000	27	90,027
Brian A. Hudson	90,000	27	90,027
William C. Marsh	80,000	27	80,027
Charlotte McLaughlin	90,000	27	90,027
Lynda Messick	80,000	27	80,027
John S. Milinovich	90,000	27	90,027
Charles J. Nugent	90,000	27	90,027
Bradford Ritchie	80,000	27	80,027
Frederick E. Schea	80,000	27	80,027
Patrick J. Ward	90,000	27	90,027
Angela J. Yochem	76,663	27	76,690

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2014 received the maximum total fees. In 2014, the Bank had a total of seven Board meetings and 48 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $27 per director annual premium for director travel and accident insurance.

For 2015, the Bank's Board adopted and submitted to the Finance Agency the 2015 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2014 Directors’ Compensation Policy. In general, the 2015 Directors' Compensation Policy provides for total fees for the Chair of $112,500; $92,500 for the Vice Chair and for each of the Committee Chairs; and $80,000 for each of the other Directors. See Exhibit 10.4.1 to this Form 10-K for additional details on the 2015 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 27, 2015

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$926,304,700	31.3%
Chase Bank USA, N.A.	201 North Walnut Street Wilmington, Delaware 19801	366,051,300	12.4%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	331,485,300	11.2%
TD Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	223,138,600	7.6%
Ally Bank (b)	6985 Union Park Center, Suite 435 Midvale, Utah 84047	156,257,900	5.3%
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 27, 2015

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$926,304,700	31.3%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	331,485,300	11.2%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	26,600,500	0.9%
Genworth Life Insurance Company	2711 Centerville Road, Suite 400 Wilmington, Delaware 19808	14,928,700	0.5%
First Savings Bank of Perkasie	219 S. Ninth St Perkasie, Pennsylvania 18944	9,685,900	0.3%
Summit Community Bank, Inc.	310 North Main Street Moorefield, West Virginia 26836	6,690,300	0.2%
Washington Financial Bank	77 South Main Street Washington, Pennsylvania 15301	1,957,100	0.1%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	1,264,600	*
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	1,104,600	*
Community Bank Delaware	1450 Kings Highway Lewes, Delaware 19958	898,900	*
Penn Liberty Bank	724 W Lancaster Avenue, Ste 210 Wayne, Pennsylvania 19087	275,600	*
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

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectibility or present other unfavorable terms. Currently, ten of the Bank’s seventeen directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007 (most recently updated effective November 1, 2014), the Bank has adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2015. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction requiring disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120 thousand and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. As of February 27, 2015, the total outstanding principal amount of PHFA bonds held by the Bank was $174.0 million. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2014 was $168.9 million. The greatest amount of any single PHFA bond held by the Bank in 2014 was $44.2 million. In 2014, the Bank received $1.0 million in interest payments on outstanding PHFA bonds and $11.9 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2014, the Bank approved $2.6 million in AHP grants for seven projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board’s consideration and approval of these AHP grants at its meeting in December 2014. Mr. Hudson did not participate in the consideration or approval of these $2.6 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency’s AHP Regulations at 12 C.F.R. 1291.7, PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2014, the Bank paid PHFA $450 in AHP monitoring fees. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations. See 12 C.F.R. 926.5. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and applied to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 27, 2015, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500 thousand capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50 thousand to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375 thousand. On February 12, 2008, the Governance Committee approved a $50 thousand capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500 thousand. Through February 27, 2015, the Bank’s total capital contributions to Mountaineer Capital were $475 thousand. Mountaineer Capital has informed the Bank and its other limited partners that it is no longer seeking further capital contributions.

On February 19, 2009, the Governance Committee approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase (including TLGP investments) and other money market transactions with Bank members, including five (5) percent or greater shareholders of the Bank and Member Directors’ institutions. The Governance Committee continued these authorizations in regard to additional member money market transactions in 2010 through 2014. All such transactions must be in accordance with the terms of the Bank’s investment and counterparty policy statements and limits.

In 2014, the Bank engaged in Federal funds transactions with the following related persons:

Fulton Bank. The largest principal amount outstanding with Fulton Bank during 2014 was $45 million and the total amount of interest paid was $674.

Santander Bank. The largest principal amount outstanding with Santander Bank during 2014 was $175 million and the total amount of interest paid was $715.

Through February 27, 2015, the Bank had engaged in $220 million in additional Federal funds transactions with related persons.

Prior to Director McLaughlin’s service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (PNC Capital Markets) as an authorized Bank broker for Bank investment transactions. On February 24, 2011, the Governance Committee initially approved (and continued such authorization in 2012, 2013 and 2014) the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank’s applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as a managing member of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee’s determination. There were two Bank investment transactions in the amount of $5.1 million executed in 2014 in which PNC Capital Markets served as broker.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2015, the Committee considered the previously approved PHFA, PNC Capital Markets and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities. In addition, the Committee approved the continued waiver of daylight overdraft fees due from any member, including any Related Person, provided that the Bank does not incur a charge.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 17. As of February 27, 2015, the Board was comprised of 17 directors: ten Member Directors and seven Independent Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2014 and through February 27, 2015, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2014 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are:

employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 27, 2015, all current members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 20, 2015, with respect to the Bank’s current directors, six of the Bank’s Independent Directors, Directors Bond, Brooks, Cortés, Darr, Godwin and Yochem are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2014 that required consideration under the Bank’s Related Person Transaction Policy.

With respect to the Bank’s remaining current Independent Director, the Board determined that in view of the historic and ongoing relationship and transactions described above with respect to PHFA that Director Hudson is not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and on February 20, 2015 concluded that none of the Bank’s current Member Directors were independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Independent Director Breakiron-Evans, who served on the Board in 2014 but did not run for re-election as an Independent Director, the Board determined that she was independent.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee, Directors McLaughlin, Blaston and Milinovich are not independent. The Board determined that Directors Godwin and Cortés were independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank’s Audit Committee, Directors Ritchie, Asbury, and Messick are independent under the NYSE standards for Audit Committee members. In addition, the Board determined that Director Hudson is not independent under the NYSE independence standards for audit committee members. The Board has determined that Director Brooks is independent. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards. With respect to Member Directors Marsh and Milinovich, who served on the Committee in 2014, the Board determined that they were not independent.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2014 and 2013 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2014	2013
Audit fees	$750	$755
Audit-related fees	49	50
All other fees	4	3
Total fees	$803	$808

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2014 and 2013.

Audit-related fees consist of fees billed during 2014 and 2013 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes. There were no tax fees paid during 2014 and 2013.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $48 thousand and $38 thousand for 2014 and 2013, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statements of Income for each of the years ended December 31, 2014, 2013 and 2012
Statements of Comprehensive Income for each of the years ended December 31, 2014, 2013, and 2012
Statements of Condition as of December 31, 2014 and 2013
Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012
Statements of Changes in Capital for each of the years ended December 31, 2014, 2013 and 2012

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank’s 2014 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 18, 2010.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
4.1.3	Amended Bank Capital Plan effective October 6, 2014	Incorporated by reference to Exhibit 99.3 to the Bank’s current report on Form 8-K filed on July 29, 2014.
10.1	Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.1.1	April 2012 Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.1.2	January 2015 Severance Policy*	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank's registration statement on Form 10 filed with the SEC on July 19, 2006.
10.4	2014 Directors' Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.4.1	2015 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, and October 26, 2012*	Incorporated by reference to Exhibit 10.6 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.8	Form of Change in Control Agreement with Executive Officers Yealy and Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.

Exhibit No.	Description	Method of Filing +
10.8.2	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.8.3	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.4	Form of Change in Control Agreement with Executive Officers Mason and Paulson*	Incorporated by reference to Exhibit 10.8.4 to the Bank’s Form 10-K filed with the SEC on March 13, 2014.
10.9	Form of Amendment to Change in Control Agreement with Executive Officers Watson, Williams, Paulson, Rizzo, Mason, and Yealy effective January 1, 2015*	Filed herewith.
10.10	2012 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.10.1	2012 Transition Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10.1 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.10.2	2012 Key Employee Transition Incentive Compensation Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-K filed March 13, 2014.
10.10.3	2012 Key Employee Incentive Compensation Plan*	Incorporated by reference to the correspondingly numbered Exhibit to our Form 10-K filed March 13, 2014.
10.11	2013 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.11.1	2013 Amended Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11.1 to the Bank's Form 10-Q filed with the SEC on May 8, 2013.
10.11.2	2013 Key Employee Incentive Compensation Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-K filed March 13, 2014.
10.12	2014 Executive Officer Incentive Compensation Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-K filed March 13, 2014.
10.12.1	2014 Key Employee Incentive Compensation Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-K filed March 13, 2014.
10.12.2	2015 Executive Incentive Compensation Plan*	Filed herewith.
10.13	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.14	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.14.1	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank's current report on Form 8-K filed with the SEC on November 21, 2014.
22.1.1	Election of Director Asbury	Incorporated by reference to Exhibit 99.1 of the Bank's current report on Form 8-K filed with the SEC on January 29, 2015.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.3	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a)	Filed herewith.

Exhibit No.	Description	Method of Filing +
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.3	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101	Interactive Data File (XBRL)	Filed herewith.
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
Affordable Housing Program (AHP): Bank program that provides primarily direct grants and/or subsidized loans to assist members in meeting communities’ affordable housing needs. Each FHLBank sets aside 10% of its pre-assessment income to fund the program with a minimum $100 million annual contribution by all 12 FHLBanks.

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

CFTC: Commodity Futures Trading Commission
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
Community Lending Program (CLP): Bank program that funds community and development projects. When loans are repaid, the money is available to be lent to other projects.
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
Credit enhancement (CE) fee: Fee payable monthly by an MPF Bank to a PFI in consideration of the PFI’s obligation to fund the realized loss for a Master Commitment; based on fee rate applicable to such Master Commitment and subject to terms of the Master Commitment and applicable MPF mortgage product, which may include performance and risk participation features.

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
FFIEC: Federal Financial Institutions Examination Council
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

HARP: Home Affordable Refinance Program
HELOC: Home Equity Line of Credit
HQLA: High Quality Liquid Assets
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

       OTTI Governance Committee: FHLB System OTTI governance committee formed by the FHLBs with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used to generate cash flow projections, which are used in analyzing credit losses and determining OTTI for private label MBS.

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
RBC: Risk Based Capital
ROE: Return on Equity
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

The PATH Act: The Protecting American Taxpayers and Homeowners Act of 2013
       Total Credit Exposure (TCE): In addition to TCP, it includes accrued interest on all outstanding advances and estimated potential prepayment fee amounts, where applicable, for advances to members in full delivery collateral status.

Underlying: A specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates or other variable. An underlying may be the price or rate of an asset or liability, but is not the asset or liability itself.

Variable Interest Entities (VIEs): An entity (the investee) in which the investor holds a controlling interest that is not based on the majority of voting rights. It is closely related to the concept of a special purpose entity. The importance of identifying a VIE is that a company needs to consolidate such entities if it is the primary beneficiary of the VIE.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 12, 2015

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer	March 12, 2015
/s/ David G. Paulson David G. Paulson	Chief Financial Officer	March 12, 2015
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer	March 12, 2015
*/s/ Patrick A. Bond Patrick A. Bond	Chairman of the Board of Directors	March 12, 2015
*/s/ John K. Darr John K. Darr	Vice Chairman of the Board of Directors	March 12, 2015
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 12, 2015
*/s/ Joseph M. Blaston Joesph M. Blaston	Director	March 12, 2015
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 12, 2015
*/s/ Rev. Luis A. Cortés, Jr. Rev. Luis A. Cortés, Jr.	Director	March 12, 2015

Signature	Capacity	Date
*/s/ Pamela H. Godwin Pamela H. Godwin	Director	March 12, 2015
*/s/ Brian A. Hudson Brian A. Hudson	Director	March 12, 2015
*/s/ William C. Marsh William C. Marsh	Director	March 12, 2015
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 12, 2015
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 12, 2015
*/s/ John S. Milinovich John S. Milinovich	Director	March 12, 2015
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 12, 2015
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 12, 2015
*/s/ Frederick E. Schea Frederick E. Schea	Director	March 12, 2015
*/s/ Patrick J. Ward Patrick J. Ward	Director	March 12, 2015
*/s/ Angela J. Yochem Angela J. Yochem	Director	March 12, 2015
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact