Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Pittsburgh
filed 2015-05-07
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

There were 32,506,813 shares of common stock with a par value of $100 per share outstanding at April 30, 2015.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology risks; and timing and volume of market activity. This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2014 Form 10-K (2014 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During the first quarter of 2015, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) generally improved due to more favorable market conditions.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on capital and short-term investments will be limited in light of the Federal Reserve’s policy of maintaining the Federal funds rate at zero to 25 basis points. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust as necessary its prepayment estimates in its models to ensure they reflect actual borrower activity. In addition, the Bank's higher yielding private label mortgage-backed securities (MBS) portfolio continues its expected runoff. As higher coupon mortgage loans prepay and mature along with higher yielding private label MBS, the return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and investments and a possible decrease in the net interest margin.

Results of Operations. During the first quarter of 2015, the Bank recorded net income of $71.1 million, a decrease of $8.8 million from $79.9 million in the first quarter of 2014. The decrease relates in large part to the settlements of claims against certain defendants arising from investments the Bank made in private label MBS, net of legal fees and expenses, which were $15.3 million in the first quarter of 2015 compared to $36.6 million in the first quarter of 2014. This decrease of $21.3 million was partially offset by higher net interest income. Net interest income for the first quarter of 2015 was $75.5 million, compared to $62.3 million in the first quarter of 2014. The increase was primarily due to interest income on increased average advance balances in the first quarter of 2015 as compared to same prior year period. The net interest margin was 37 basis points in both the first quarter of 2015 and 2014.

Financial Condition. Advances. Advances totaled $62.3 billion at March 31, 2015 compared to $63.4 billion at December 31, 2014. Demand for advances has declined primarily due to the decreased short-term liquidity needs of a few large members. While the size of the advance portfolio decreased during the first quarter of 2015, the term of an advance increased. At March 31, 2015, approximately 57% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 53% at December 31, 2014.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At March 31, 2015, the Bank held $16.7 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2014, these investments totaled $16.5 billion. The increase of $0.2 billion was primarily driven by an increase in Federal funds sold due to market-driven demand.

Consolidated Obligations. The Bank's consolidated obligations totaled $82.3 billion at March 31, 2015, an increase of $1.5 billion from December 31, 2014. This growth in consolidated obligations was due to increases in bonds, primarily to support the Bank's liquidity position. At March 31, 2015, bonds represented 55% of the Bank's consolidated obligations, compared with 54% at December 31, 2014. Discount notes represented 45% of the Bank's consolidated obligations at March 31, 2015 compared with 46% at year-end 2014.

Capital Position and Regulatory Requirements. Total retained earnings at March 31, 2015 were $808.9 million, down from $837.5 million at year-end 2014 reflecting the Bank's net income for the first quarter of 2015 which was more than offset by dividends paid. As noted below, the Bank paid both a regular and special dividend in February 2015 totaling $99.7 million. Total accumulated other comprehensive income (AOCI) was $149.1 million at March 31, 2015, an increase of $24.6 million from December 31, 2014. This improvement was due to the increase in fair values of securities within the AFS portfolio.

In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.0%. This dividend was based on average member capital for the fourth quarter 2014. In addition, the Bank paid a special dividend of 2.5%. The special dividend was based on average member capital stock for the full year of 2014. On April 30, 2015, the Bank paid quarterly dividends equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the first quarter.

The Bank met all of its capital requirements as of March 31, 2015, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31, 2014, the Bank was deemed "adequately capitalized."

Financial Highlights

The following financial highlights for the Condensed Statements of Condition as of December 31, 2014 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements except for the three months ended December 31, 2014 which have been derived from the Bank's 2014 Form 10-K.

Condensed Statements of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions, except per share data)	2015	2014	2014	2014	2014
Net interest income	$75.5	$82.7	$72.3	$65.8	$62.3
Provision (benefit) for credit losses	(0.5)	(0.2)	(0.4)	0.4	(3.9)
Other noninterest income:
Net gains (losses) on trading securities	6.8	5.9	(0.1)	6.8	9.8
Net gains (losses) on derivatives and hedging activities	(7.6)	(19.0)	0.2	(9.5)	(9.2)
Gains on litigation settlements, net	15.3	20.2	14.1	—	36.6
Other, net	6.5	5.2	5.0	5.1	4.5
Total other noninterest income	21.0	12.3	19.2	2.4	41.7
Other expense	18.0	23.8	17.5	18.2	19.1
Income before assessments	79.0	71.4	74.4	49.6	88.8
Affordable Housing Program (AHP) assessment(1)	7.9	7.1	7.4	5.0	8.9
Net income	$71.1	$64.3	$67.0	$44.6	$79.9
Earnings per share (2)	$2.42	$2.32	$2.22	$1.59	$2.75

Dividends	$99.7	$30.4	$28.0	$28.7	$16.8
Dividend payout ratio (3)	140.27%	47.45%	41.78%	64.30%	21.02%
Return on average equity	7.38%	6.88%	6.79%	4.90%	8.76%
Return on average assets	0.34%	0.33%	0.36%	0.26%	0.48%
Net interest margin (4)	0.37%	0.44%	0.39%	0.39%	0.37%
Regulatory capital ratio (5)	4.43%	4.53%	5.08%	5.21%	5.32%
GAAP capital ratio (6)	4.60%	4.67%	5.22%	5.37%	5.42%
Total average equity to average assets	4.67%	4.86%	5.32%	5.30%	5.43%
Notes:
(1) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(2) Calculated based on net income and weighted average shares outstanding.
(3) Represents dividends paid as a percentage of net income for the respective periods presented.
(4) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(5) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(6) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2015	2014	2014	2014	2014
Cash and due from banks	$5,124.2	$2,451.1	$5,508.4	$1,267.9	$1,141.3
Investments (1)	16,729.6	16,528.4	14,536.9	14,400.4	13,978.5
Advances	62,346.0	63,408.4	53,054.3	54,624.4	46,063.9
Mortgage loans held for portfolio, net (2)	3,074.3	3,123.3	3,116.3	3,140.6	3,174.3
Total assets	87,463.1	85,677.1	76,399.7	73,628.8	64,555.7
Consolidated obligations, net:
Discount notes	37,077.8	37,058.1	31,536.6	31,218.5	21,942.2
Bonds	45,241.4	43,714.5	39,889.1	37,500.6	37,901.4
Total consolidated obligations, net (3)	82,319.2	80,772.6	71,425.7	68,719.1	59,843.6
Deposits	750.9	641.2	665.9	700.0	780.4
Mandatorily redeemable capital stock	0.6	0.6	0.8	2.9	1.9
AHP payable	62.0	56.0	52.0	46.7	43.9
Total liabilities	83,441.4	81,674.1	72,408.5	69,674.3	61,055.2
Capital stock - putable	3,063.7	3,041.0	3,079.3	3,071.1	2,681.4
Unrestricted retained earnings	683.4	726.3	705.4	679.8	672.7
Restricted retained earnings	125.5	111.2	98.4	85.0	76.1
AOCI	149.1	124.5	108.1	118.6	70.3
Total capital	4,021.7	4,003.0	3,991.2	3,954.5	3,500.5
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $6.6 million at March 31, 2015, $7.3 million at December 31, 2014, $7.7 million at September 30, 2014, $7.5 million at June 30, 2014 and $7.3 million at March 31, 2014.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $812.2 billion at March 31, 2015, $847.2 billion at December 31, 2014, $816.9 billion at September 30, 2014, $800.0 billion at June 30, 2014 and $753.9 billion at March 31, 2014.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2015 and 2014, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2014 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $71.1 million for the first quarter of 2015, a decrease of $8.8 million compared to $79.9 million for the first quarter of 2014. This decrease relates in large part to the settlements of claims against certain defendants arising from investments the Bank made in private label MBS, net of legal fees and expenses, which was $15.3 million in the first quarter of 2015 compared to $36.6 million in the first quarter of 2014. This decrease of $21.3 million was partially offset by higher net interest income. Net interest income was $75.5 million for the first quarter of 2015 compared to $62.3 million for the first quarter of 2014, an increase of $13.2 million. This increase was primarily due to higher interest income on advances. Interest income on advances for the first quarter of 2015 was $73.7 million, an increase of $13.7 million compared to $60.0 million in the first quarter of 2014. The Bank's return on average equity for the first quarter of 2015 was 7.38%, compared to 8.76% for the first quarter of 2014.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2015 and 2014.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2015			2014
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$7,088.1	$1.6	0.09	$5,664.9	$0.6	0.05
Interest-bearing deposits (2)	323.6	0.1	0.10	504.6	0.1	0.07
Investment securities (3)	11,651.7	55.9	1.95	10,769.0	54.7	2.06
Advances (4)	59,884.1	74.8	0.51	47,319.7	63.1	0.54
Mortgage loans held for portfolio (5)	3,100.7	30.7	4.02	3,206.5	33.4	4.22
Total interest-earning assets	82,048.2	163.1	0.81	67,464.7	151.9	0.91
Allowance for credit losses	(8.9)			(13.4)
Other assets (6)	1,750.9			633.8
Total assets	$83,790.2			$68,085.1
Liabilities and capital:
Deposits (2)	$704.6	$0.1	0.03	$729.7	$0.1	0.03
Consolidated obligation discount notes	34,062.6	9.1	0.11	25,534.7	6.0	0.10
Consolidated obligation bonds (7)	44,344.4	78.4	0.72	37,207.3	83.5	0.91
Other borrowings	2.2	—	1.00	6.1	—	1.08
Total interest-bearing liabilities	79,113.8	87.6	0.45	63,477.8	89.6	0.57
Other liabilities	766.0			907.2
Total capital	3,910.4			3,700.1
Total liabilities and capital	$83,790.2			$68,085.1
Net interest spread			0.36			0.34
Impact of noninterest-bearing funds			0.01			0.03
Net interest income/net interest margin		$75.5	0.37		$62.3	0.37
Notes:
(1) The average balance of Federal funds sold and securities purchased under agreements to resell and the related interest income and average yield calculations may include loans to other FHLBanks.
(2) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(3) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.3 billion and $0.5 billion in 2015 and 2014, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The non-credit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of less than one million and $(44.2) million in 2015 and 2014, respectively.

Net interest income for the first quarter of 2015 increased $13.2 million from the first quarter of 2014 primarily due to an increase in interest income. Interest earning assets increased 21.6% with higher demand for advances and increased purchases of Federal funds sold and securities purchased under agreement to resell being partially offset by a lower amount of mortgage loans held for portfolio as the run-off exceeded new purchases. Higher interest income on advances was partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on mortgage loans declined due to lower volume. The rate paid on interest-bearing liabilities declined 12 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2015 and 2014.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2015 compared to 2014
	Three months ended March 31
(in millions)	Volume	Rate	Total
Federal funds sold	$0.3	$0.7	$1.0
Investment securities	4.3	(3.1)	1.2
Advances	15.9	(4.2)	11.7
Mortgage loans held for portfolio	(1.2)	(1.5)	(2.7)
Total interest-earning assets	$19.3	$(8.1)	$11.2
Consolidated obligation discount notes	2.2	0.9	3.1
Consolidated obligation bonds	14.4	(19.5)	(5.1)
Total interest-bearing liabilities	$16.6	$(18.6)	$(2.0)
Total increase in net interest income	$2.7	$10.5	$13.2

Interest income increased in the first quarter of 2015 compared to the first quarter of 2014 due to volume increases partially offset by rate decreases. At the same time interest expense decreased due to rate declines that were partially offset by volume increases. Higher average advances drove the interest income increase. A decrease in rates paid on consolidated obligation bonds more than offset a volume increase resulting in the interest expense decrease.
Average investment balances increased in the first quarter of 2015 compared to the first quarter of 2014. The increase was driven by higher volumes of Agency notes that were partially offset by lower MBS balances. The rate decrease for investment securities was primarily due to the increased amount of lower-yielding Agency notes in the portfolio.
The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2015 and 2014. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,
Product	2015	2014
Repo/Mid-Term Repo	$21,540.9	$16,506.3
Core (Term)	36,155.0	28,127.3
Convertible Select	1,893.0	2,150.0
Total par value	$59,588.9	$46,783.6
The increase in advance volume from first quarter 2014 to first quarter 2015 led to an increase in interest income, partially offset by a decrease in the yield. Competitively priced advance rates and members' liquidity needs contributed to the increase in advance balances. The yield on advances declined as the first quarter 2015 portfolio was comprised of more short-term and variable rate advances with relatively lower yields.
The average mortgage loans held for portfolio balance declined from first quarter 2014 to first quarter 2015 due to the continued run-off of the Mortgage Partnership Finance (MPF) Plus portfolio. The Bank has not purchased loans into this portion of the portfolio since July 2006, and the run-off more than offset purchases of new loans into the MPF Original portion of the portfolio. Interest income decreased as the newer loans have generally lower yields than the loans that are paying down.
The average consolidated obligations portfolio balance increased in first quarter 2015 from first quarter 2014 as average discount note and bond balances both increased. However, interest expense on the portfolio declined due to a decrease in rates paid on bonds, which more than offset the volume increase. The rate decrease on bonds was primarily due to longer term debt that was called or matured and then replaced with lower cost debt. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three months ended March 31, 2015 and 2014. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$59,884.1	$74.8	0.51	$123.3	0.83	$(48.5)	(0.32)
Mortgage loans held for portfolio	3,100.7	30.7	4.02	31.6	4.14	(0.9)	(0.12)
All other interest-earning assets	19,063.4	57.6	1.22	61.0	1.30	(3.4)	(0.08)
Total interest-earning assets	$82,048.2	$163.1	0.81	$215.9	1.07	$(52.8)	(0.26)
Liabilities:
Consolidated obligation bonds	$44,344.4	$78.4	0.72	$144.4	1.32	$(66.0)	(0.60)
All other interest-bearing liabilities	34,769.4	9.2	0.11	9.2	0.11	—	—
Total interest-bearing liabilities	$79,113.8	$87.6	0.45	$153.6	0.79	$(66.0)	(0.34)
Net interest income/net interest spread		$75.5	0.36	$62.3	0.28	$13.2	0.08

Three Months Ended March 31, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$47,319.7	$63.1	0.54	$127.1	1.09	$(64.0)	(0.55)
Mortgage loans held for portfolio	3,206.5	33.4	4.22	34.1	4.30	(0.7)	(0.08)
All other interest-earning assets	16,938.5	55.4	1.33	58.0	1.39	(2.6)	(0.06)
Total interest-earning assets	$67,464.7	$151.9	0.91	$219.2	1.32	$(67.3)	(0.41)
Liabilities:
Consolidated obligation bonds	$37,207.3	$83.5	0.91	$145.7	1.59	$(62.2)	(0.68)
All other interest-bearing liabilities	26,270.5	6.1	0.09	6.1	0.09	—	—
Total interest-bearing liabilities	$63,477.8	$89.6	0.57	$151.8	0.97	$(62.2)	(0.40)
Net interest income/net interest spread		$62.3	0.34	$67.4	0.35	$(5.1)	(0.01)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives increased net interest income and net interest spread for the three months ended March 31, 2015. The use of derivatives decreased net interest income for the three months ended March 31, 2014 and had little impact on net interest spread for the three months ended March 31, 2014. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.
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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the first quarter of 2015 was $(0.5) million compared to $(3.9) million for the same period in 2014. The benefit was primarily due to a decrease in delinquencies, overall improvement in the housing market and a change in the allowance estimate as a result of the adoption of certain provisions of AB 2012-02 which is discussed in more detail in the Financial Condition section of this Item 2.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2015	2014
Net gains on trading securities	$6.8	$9.8
Net (losses) on derivatives and hedging activities	(7.6)	(9.2)
Gains on litigation settlements, net	15.3	36.6
Standby letters of credit fees	5.9	4.0
Other, net	0.6	0.5
Total other noninterest income	$21.0	$41.7

The Bank's lower total other noninterest income for the first quarter of 2015 compared to the same prior year period was due to a decrease in settlements of litigation claims, net of legal fees and expenses, arising from investments the Bank made in private label MBS, partially offset by higher standby letter of credit fees. The increase in standby letter of credit fees was due to higher volume and an increase in the rate on letters of credit.

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

The Bank's hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank's balance sheet, but they do not qualify for hedge accounting or the Bank does not elect to apply hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes nor does it have any cash flow hedges.

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

The following tables detail the net effect of derivatives and hedging activities for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.5)	$—	$(0.9)	$4.4	$—	$2.0
Net interest settlements included in net interest income (2)	(47.0)	(3.4)	—	61.6	—	11.2
Total effect on net interest income	$(48.5)	$(3.4)	$(0.9)	$66.0	$—	$13.2
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.2	$(0.3)	$—	$0.7	$—	$0.6
Gains (losses) on derivatives not receiving hedge accounting	(4.6)	(24.2)	(3.2)	23.7	0.1	(8.2)
Total net gains (losses) on derivatives and hedging activities	$(4.4)	$(24.5)	$(3.2)	$24.4	$0.1	$(7.6)
Total net effect of derivatives and hedging activities	$(52.9)	$(27.9)	$(4.1)	$90.4	$0.1	$5.6

	Three months ended March 31, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(3.6)	$—	$(0.7)	$7.7	$—	$3.4
Net interest settlements included in net interest income (2)	(60.4)	(2.6)	—	54.5	—	(8.5)
Total effect on net interest income	$(64.0)	$(2.6)	$(0.7)	$62.2	$—	$(5.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.8	$(0.4)	$—	$0.1	$—	$0.5
Gains (losses) on derivatives not receiving hedge accounting	(1.9)	(22.8)	(4.4)	19.1	0.3	(9.7)
Total net gains (losses) on derivatives and hedging activities	$(1.1)	$(23.2)	$(4.4)	$19.2	$0.3	$(9.2)
Total net effect of derivatives and hedging activities	$(65.1)	$(25.8)	$(5.1)	$81.4	$0.3	$(14.3)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). During the first quarter of 2015, total ineffectiveness related to these fair value hedges resulted in net gains of $0.6 million compared to net gains of $0.5 million during the first quarter of 2014. The total notional amount increased to $35.8 billion at March 31, 2015 from $32.2 billion at December 31, 2014. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(8.2)

million in the first quarter of 2015 compared to net losses of $(9.7) million for the first quarter of 2014. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $9.4 billion at March 31, 2015 and $12.7 billion at December 31, 2014.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2014 Form 10-K.

Assets

Total assets were $87.5 billion at March 31, 2015, compared to $85.7 billion at December 31, 2014. The increase of $1.8 billion was primarily due to increased short-term liquidity balances, partially offset by a decline in advances. Short-term liquidity balances, which include cash and Federal funds sold, were $10.0 billion at March 31, 2015, an increase of $3.0 billion from $7.0 billion at December 31, 2014. Advances totaled $62.3 billion at March 31, 2015, down slightly from $63.4 billion at December 31, 2014.

The Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. Advances are central to the Bank’s mission and, along with MPF loans, are critical to the Bank’s continuing ability to meet the needs of its membership and their communities. At March 31, 2015, advances and MPF loans totaled $65.4 billion. The Bank's plan is to keep this mission activity above 70% of consolidated obligation balances. At March 31, 2015, this percentage was 79.5%.

Advances. Advances (par) totaled $62.1 billion at March 31, 2015 compared to $63.1 billion at December 31, 2014. At March 31, 2015, the Bank had advances outstanding to 180 borrowing members, compared to 189 borrowing members at December 31, 2014. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest borrowers represented 73.1% of total advances as of March 31, 2015 compared to 73.8% at December 31, 2014.

The following table provides information on advances at par by product type at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
in millions	2015	2014
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$7,975.3	$7,975.3
Core (Term)	22,492.2	21,242.2
Total adjustable/variable-rate indexed	$30,467.5	$29,217.5
Fixed rate:
Repo/Mid-Term Repo	$22,254.3	$25,011.7
Core (Term)	7,191.8	6,723.8
Total fixed rate	$29,446.1	$31,735.5
Convertible	$1,893.0	$1,923.0
Amortizing/mortgage-matched:
Core (Term)	$247.2	$250.0
Total par balance	$62,053.8	$63,126.0

The Bank had no outstanding putable or returnable advances at March 31, 2015 or December 31, 2014. In the second quarter of 2015, the Bank introduced a new adjustable, returnable advance product which has a floating rate and can be returned at a predetermined time.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the three months ended March 31, 2015 and the year ended December 31, 2014.

	March 31,	December 31,
Member Asset Size	2015	2014
Less than $100 million	19	25
Between $100 million and $500 million	101	130
Between $500 million and $1 billion	36	45
Between $1 billion and $5 billion	29	33
Greater than $5 billion	18	19
Total borrowing members during the period	203	252
Total membership	302	304
Percentage of members borrowing during the period	67.2%	82.9%
Total borrowing members with outstanding loan balances at period-end	180	189
Percentage of members borrowing at period-end	59.6%	62.2%

During the first three months of 2015, the Bank has experienced a net decrease of two members. The Bank added two new members and lost four members. These four members merged with other institutions within the Bank's district.

The following table provides information at par on advances by member classification at March 31, 2015 and December 31, 2014. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

(in thousands)	March 31, 2015	December 31, 2014	Increase/(Decrease)
Member Classification
Large	$46,590.1	$47,825.2	(2.6)%
Regional	8,057.4	8,041.9	0.2
Mid-size	2,320.9	2,657.6	(12.7)
CFI (1)	3,748.0	3,963.9	(5.4)
Insurance	1,333.4	633.4	110.5
Non-member	4.0	4.0	—
Total	$62,053.8	$63,126.0	(1.7)%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

As of March 31, 2015, total advances decreased 1.7% compared with balances at December 31, 2014, as advances decreased in three of the five member classifications. The overall decrease was primarily driven by lower demand for short-term funding from the Large members. The decrease in Mid-size was primarily due to one member who was reclassified from Mid-size to Regional due to an increase in its asset size.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2015.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, decreased $49.0 million, to $3.1 billion at March 31, 2015. This decline was primarily driven by the continued runoff of the existing MPF Plus portfolio. The Bank’s focus is on purchasing MPF loans originated by community and regional member banks in its district rather than large national originators. In the second quarter of 2015, the Bank introduced a new MPF product called MPF 35. It is similar to the Original MPF product but has a credit enhancement (CE) structure that is based partly on performance, a first loss account (FLA) equal to 35 basis points, and an option for the participating financial institution's (PFI) CE obligation to be covered by a third party.

The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status. In addition, the Bank records cash payments received as a reduction of principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by the recording interest income. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to government guarantees or insurance. The Bank has a loan modification program for PFIs under the MPF Program. The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), since some form of concession has been made by the Bank.

	March 31,	December 31,
(in millions)	2015	2014
Advances(1)	$62,346.0	$63,408.4
Mortgage loans held for portfolio, net(2)	3,074.3	3,123.3
Nonaccrual mortgage loans(3)	42.4	44.6
Mortgage loans 90 days or more delinquent and still accruing interest(4)	6.0	6.8
BOB loans, net	11.3	11.6
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs of $11.7 million at March 31, 2015 and $12.8 million at December 31, 2014.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has remained stable since year-end 2014 and the Original MPF portfolio continues to out-perform the market based on national delinquency statistics. As of both March 31, 2015 and December 31, 2014, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the Original MPF portfolio and 3.8% of the MPF Plus portfolio.

Allowance for Credit Losses (ACL). The Bank has not incurred any losses on advances since its inception. Due to the collateral held as security and the repayment history for advances, management believes that an ACL for advances is unnecessary. This assessment also includes letters of credit, which have the same collateral requirements as advances. For additional information, see discussion regarding collateral policies and standards on the advances portfolio in the Advance Products discussion in Item 1. Business in the Bank's 2014 Form10-K.

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

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled based on current information and events. The Bank evaluates certain conventional mortgage loans for impairment individually. Beginning January 1, 2015, the Bank adopted the charge-off provisions of AB 2012-02. As a result, the estimated credit loss on individually evaluated MPF loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. The CE receivable is evaluated for collectibility, and a reserve, included as part of the allowance for credit losses, is established, if required.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the FLA. Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2015 and December 31, 2014.

	MPF CE structure March 31, 2015		ACL March 31, 2015
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
Original MPF	$3.3	$163.2	$4.8	$(4.4)	$0.4
MPF Plus	19.6	35.0	14.9	(8.7)	6.2
Total	$22.9	$198.2	$19.7	$(13.1)	$6.6

	MPF CE structure December 31, 2014		ACL December 31, 2014
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
Original MPF	$3.2	$157.2	$3.5	$(2.9)	$0.6
MPF Plus	20.0	35.8	15.7	(9.0)	6.7
Total	$23.2	$193.0	$19.2	$(11.9)	$7.3

Investments. At March 31, 2015, the sum of the Bank's interest-bearing deposits and Federal funds sold increased approximately $330.0 million from December 31, 2014 to $4.9 billion. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities including trading, AFS, and HTM securities, totaled $11.8 billion at March 31, 2015 compared to $11.9 billion at December 31, 2014. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2015	December 31, 2014
Trading securities:
Mutual funds	$5.1	$4.7
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	290.7	276.3
Total trading securities	$295.8	$281.0
Yield on trading securities	2.85%	2.86%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	3,388.6	3,233.7
State or local agency obligations	127.0	99.0
MBS:
Other U.S. obligations single family MBS	316.1	329.4
GSE single-family MBS	2,753.2	2,882.1
GSE multifamily MBS	886.4	879.8
Private label residential MBS	946.9	971.1
Private label home equity line of credit (HELOCs)	11.2	11.7
Total AFS securities	$8,431.4	$8,408.8
Yield on AFS securities	1.84%	1.73%
HTM securities:
GSE securities	$12.2	$13.0
State or local agency obligations	183.4	184.4
MBS:
Other U.S. obligations single family MBS	1,052.7	1,122.5
GSE single-family MBS	385.3	417.2
GSE multifamily MBS	796.0	818.1
Private label residential MBS	649.7	691.6
Total HTM securities	$3,079.3	$3,246.8
Yield on HTM securities	2.05%	2.04%
Total investment securities	$11,806.5	$11,936.6
Yield on total investment securities	1.92%	1.84%

The increase in yield on AFS securities from 1.73% at December 31, 2014 to 1.84% at March 31, 2015 was due primarily to the increase in yield on four securities that have previously incurred OTTI. Recoveries of OTTI occur through interest income, which happen if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment.

As of March 31, 2015, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,758.0	$4,792.7
Fannie Mae	2,379.5	2,398.8
Federal Farm Credit Banks	1,293.6	1,293.6
Ginnie Mae	1,109.1	1,115.1
Total	$9,540.2	$9,600.2

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of March 31, 2015, the Bank was obligated to fund approximately $29.3 million in additional advances and BOB loans, $21.7 million of mortgage loans and $20.4 billion in outstanding standby letters of credit, and to issue $960.9 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operating risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. The framework also assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $462 million as of March 31, 2015.

Retained earnings decreased $28.6 million to $808.9 million at March 31, 2015, compared to $837.5 million at December 31, 2014. The decrease in retained earnings during the first three months of 2015 reflected net income that was more than offset by $99.7 million of dividends paid. Total retained earnings at March 31, 2015 included unrestricted retained earnings of $683.4 million and restricted retained earnings (RRE) of $125.5 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2014 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,
(in millions)	2015	2014
Permanent capital:
Capital stock (1)	$3,064.3	$3,041.6
Retained earnings	808.9	837.5
Total permanent capital	$3,873.2	$3,879.1
RBC requirement:
Credit risk capital	$541.8	$544.8
Market risk capital	93.2	107.0
Operations risk capital	190.5	195.6
Total RBC requirement	$825.5	$847.4
Excess permanent capital over RBC requirement	$3,047.7	$3,031.7
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

On March 23, 2015, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2014. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2015.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at March 31, 2015.

	March 31,	December 31,
(dollars in millions)	2015	2014
Regulatory Capital Ratio
Minimum regulatory capital (4.0% of total assets)	$3,498.5	$3,427.1
Regulatory capital	3,873.2	3,879.1
Total assets	87,463.1	85,677.1
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.4%	4.5%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,373.2	$4,283.9
Leverage capital (regulatory capital multiplied by a 1.5 weighting factor)	5,809.8	5,818.7
Leverage ratio (leverage capital as a percentage of total assets)	6.6%	6.8%

The decline in ratios from December 31, 2014 to March 31, 2015 is primarily due to the increase in total assets.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2015		December 31, 2014
Commercial banks	177	$2,664.6	179	$2,687.5
Thrifts	70	249.1	72	254.9
Insurance companies	11	109.9	10	57.1
Credit unions	43	40.0	42	41.4
Community Development Financial Institution (CDFI)	1	0.1	1	0.1
Total member institutions / total GAAP capital stock	302	$3,063.7	304	$3,041.0
Mandatorily redeemable capital stock		0.6		0.6
Total capital stock		$3,064.3		$3,041.6

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2014 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2014 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

During the three months ended March 31, 2015, the Bank updated its Critical Accounting Policy and Estimates for its Allowance for Credit Losses on Mortgage Loans Held for Portfolio as a result of adoption of the charge-off provisions of the Finance Agency Advisory Bulletin 2012-02, as clarified by Advisory Bulletin 2013-02 (AB 2012-02). AB 2012-02 requires the Bank to charge off the portion of a loan deemed to be a loss. Beginning January 1, 2015, the Bank reduced its loan balance and the related allowance for loan losses by the amount of the charge-off, or established a CE Receivable for losses expected to be recovered through the CE of the MPF Program. This adoption had an immaterial impact on the Bank's financial statements.

The Bank made no other changes to its critical accounting policies during the three months ended March 31, 2015.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressful housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended March 31, 2015 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of March 31, 2015. The more stressful scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

Proposed and Recently Issued Accounting Guidance. See Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

None.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential market trends including those described in Item 1A. Risk Factors in the Bank's 2014 Form 10-K. Details regarding the Bank's Risk Governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2014 Form 10-K.

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

The MV/CS ratio was 134.2% at March 31, 2015 and 135.3% at December 31, 2014. The decline was primarily due to the decrease in retained earnings as first quarter net income was more than offset by dividends paid.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency guidance. According to policy, the Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless there are certain mitigating factors including an LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation) and one of the following: (1) a debt-to-income ratio of 35% (50 % if loan level data is provided by member) or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their Qualifying Collateral Report (QCR) each quarter and provide periodic certification that they comply with the FFIEC guidance. Loans identified as subprime which do not have the mitigating factors described above are not included when determining a member’s MBC.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by third-party specialists or the Bank's model validation department, both of which are considered to be independent. The model validations are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is independent of the business unit measuring risk and conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to the Bank's Asset Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the evaluation of such risks to ensure that they are well controlled and effective, and result in reasonable fair values.

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

The following table presents the Bank's duration of equity exposure at March 31, 2015 and December 31, 2014. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and is therefore not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual duration of equity:
March 31, 2015	(0.7)	0.4	1.2
December 31, 2014	(0.4)	0.7	1.5

Duration of equity changes from prior year-end primarily reflect the effect of lower long-term interest rates and additional fixed rate debt. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. Beginning December 31, 2014, the Bank began using ROE spread as the basis for this measure. ROE spread is defined as the Bank's return on average equity, including capital stock and retained earnings, in excess of the average of 3-month LIBOR. ROE spread volatility is a measure of the variability of the Bank’s projected ROE spread in response to shifts in interest rates and represents the change in ROE spread compared to the current base forecasted ROE spread. ROE spread volatility is measured over a rolling forward 12 month period for selected interest rate scenarios and excludes the income sensitivity resulting from mark to market changes which are separately measured by the Earnings-at-Risk measure described below.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2015	44	2	121	160
December 31, 2014	19	(25)	92	125

The changes in ROE spread volatility from December 31, 2014 were mainly the result of lower long-term interest rates and additional fixed rate debt. The Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2015 and December 31, 2014.

Earnings-at-Risk (EaR). The Bank employs an EaR framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate and volatility shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank's Capital Markets and Corporate Risk Management also monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

During the first quarter of 2015, the daily exposure limit of EaR as approved by the Board was $3.5 million, and the Bank's ALCO operating guideline was $2.8 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first three months of 2015. At March 31, 2015, EaR measured $1.9 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure to the Bank or TCE, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At March 31, 2015, aggregate TCE was $82.9 billion, comprised of approximately $62.1 billion in advance principal outstanding, $20.5 billion in letters of credit (including $122.3 million in forward commitments), and $0.3 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees. In addition, at March 31, 2015, the Bank had $28.5 million in advance commitments.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2014 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

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

During the first three months of 2015, there were four failures of FDIC-insured institutions nationwide. None of those institutions were a member of the Bank.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member advance exposure, other than those losses reserved through the MPF program.

The following table presents the Bank’s top ten financial institutions with respect to their TCE at March 31, 2015.

	March 31, 2015
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$27,128.3	32.7%
Santander Bank, N.A, DE (2)	12,551.2	15.1
TD Bank, National Association, DE	9,370.8	11.3
Chase Bank USA, N.A., DE	8,751.1	10.5
Ally Bank, UT (3)	3,803.3	4.6
Citizens Bank of Pennsylvania, PA (4)	2,957.6	3.6
Customers Bank, PA	2,449.8	3.0
First Commonwealth Bank, PA	1,074.0	1.3
Fulton Bank, N.A., PA	1,039.6	1.3
Susquehanna Bank, PA	918.6	1.1
	$70,044.3	84.5%
Other financial institutions	12,833.6	15.5
Total TCE outstanding	$82,877.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of March 31, 2015.

	March 31, 2015
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$20,870.1	33.6%
Santander Bank, N.A, DE (2)	9,670.0	15.6
Chase Bank USA, N.A., DE	8,750.0	14.1
Ally Bank, UT (3)	3,800.0	6.1
TD Bank, National Association, DE	2,250.0	3.6
Customers Bank, PA	1,545.0	2.5
Citizens Bank of Pennsylvania, PA (4)	1,250.0	2.0
First Commonwealth Bank, PA	1,044.3	1.7
Susquehanna Bank, PA	908.9	1.5
First National Bank of Pennsylvania, PA	900.0	1.5
	$50,988.3	82.2%
Other borrowers	11,065.5	17.8
Total advances	$62,053.8	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The average year-to-date March 31, 2015 balances for the ten largest borrowers totaled $48.9 billion, or 82% of total average advances outstanding. During the three months ended March 31, 2015, the maximum outstanding balance to any one borrower was $20.9 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of March 31, 2015 and December 31, 2014. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances.

(dollars in millions)	March 31, 2015	December 31, 2014
Letters of credit:
Public unit deposit	$20,356.2	$19,918.8
Other	22.9	23.3
Total (1)	$20,379.1	$19,942.1
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $122.3 million and $146.8 million, respectively.

At March 31, 2015, the Bank had a concentration of letters of credit with two members totaling $13.3 billion or 65.7% of the total outstanding amount. At December 31, 2014, $13.4 billion or 67.0% were concentrated with two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2014 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate (as applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2014 Form 10-K.

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2015 and December 31, 2014. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	March 31, 2015		December 31, 2014
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$84,741.3	43.6%	$78,615.9	43.0%
High quality investment securities(1)	8,413.9	4.3	6,070.2	3.3
ORERC/CFI eligible collateral	86,617.2	44.5	83,472.1	45.6
Multi-family residential mortgage loans	14,684.6	7.6	14,758.0	8.1
Total eligible collateral value	$194,457.0	100.0%	$182,916.2	100.0%
Total TCE	$82,877.9		$83,539.1
Collateralization ratio (eligible collateral value to TCE outstanding)	234.6%		219.0%
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

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status as of March 31, 2015 and December 31, 2014.

	March 31, 2015
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$64,101.9	38.3%	$15,670.4	87.3%	$265.5	26.2%	$80,037.8	42.9%
High quality investment securities(1)	5,868.6	3.5	2,285.7	12.7	63.7	6.3	8,218.0	4.4
ORERC/CFI eligible collateral	83,067.7	49.6	—	—	655.4	64.8	83,723.1	44.9
Multi-family residential mortgage loans	14,454.1	8.6	—	—	27.7	2.7	14,481.8	7.8
Total eligible collateral value	$167,492.3	100.0%	$17,956.1	100.0%	$1,012.3	100.0%	$186,460.7	100.0%
Total TCE	$72,699.3	87.7%	$10,094.4	12.2%	$84.2	0.1%	$82,877.9	100.0%
Number of members	196	92.0%	8	3.8%	9	4.2%	213	100.0%

	December 31, 2014
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$62,977.8	38.8%	$11,047.9	86.6%	$234.4	27.4%	$74,260.1	42.2%
High quality investment securities(1)	4,254.0	2.6	1,710.4	13.4	75.1	8.8	6,039.5	3.4
ORERC/CFI eligible collateral	80,563.3	49.6	—	—	521.6	61.0	81,084.9	46.1
Multi-family residential mortgage loans	14,570.9	9.0	—	—	24.0	2.8	14,594.9	8.3
Total eligible collateral value	$162,366.0	100.0%	$12,758.3	100.0%	$855.1	100.0%	$175,979.4	100.0%
Total TCE	$74,056.7	88.7%	$9,393.2	11.2%	$89.2	0.1%	$83,539.1	100.0%
Number of members	208	92.8%	8	3.6%	8	3.6%	224	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, TLGP investments, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A.A, which the Bank considers as part of its valuation of the collateral. In addition, municipal securities with a real estate connection (e.g. include a lien on real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities. Members under blanket lien delivered status have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily, and private label residential MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

Investment Quality and External Credit Ratings. The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of March 31, 2015 and December 31, 2014, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.9 billion and $2.0 billion, respectively.

The following tables present the Bank’s investment carrying values as of March 31, 2015 and December 31, 2014 based on the lowest long-term credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2015 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$900.0	$3,935.0	$80.0	$—	$4,915.0
Total money market investments	—	900.0	3,935.0	80.0	—	4,915.0
Investment securities:
GSE and TVA obligations	—	3,691.5	—	—	—	3,691.5
State or local agency obligations	12.7	297.7	—	—	—	310.4
Total non-MBS	12.7	3,989.2	—	—	—	4,001.9
Other U.S. obligations single family MBS	—	1,368.8	—	—	—	1,368.8
GSE single-family MBS	—	3,138.5	—	—	—	3,138.5
GSE multifamily MBS	—	1,682.4	—	—	—	1,682.4
Private label residential MBS	—	4.3	18.2	268.9	1,301.6	1,593.0
HELOCs	—	—	—	—	11.2	11.2
Total MBS	—	6,194.0	18.2	268.9	1,312.8	7,793.9
Total investments	$12.7	$11,083.2	$3,953.2	$348.9	$1,312.8	$16,710.8

	December 31, 2014 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$800.0	$3,555.0	$230.0	$—	$4,585.0
Total money market investments	—	800.0	3,555.0	230.0	—	4,585.0
Investment securities:
GSE and TVA obligations	—	3,523.0	—	—	—	3,523.0
State or local agency obligations	12.9	270.5	—	—	—	283.4
Total non-MBS	12.9	3,793.5	—	—	—	3,806.4
Other U.S. obligations single family MBS	—	1,451.9	—	—	—	1,451.9
GSE single-family MBS	—	3,299.3	—	—	—	3,299.3
GSE multifamily MBS	—	1,697.9	—	—	—	1,697.9
Private label residential MBS	—	4.7	26.5	277.1	1,350.8	1,659.1
HELOCs	—	—	—	—	11.7	11.7
Total MBS	—	6,453.8	26.5	277.1	1,362.5	8,119.9
Total investments	$12.9	$11,047.3	$3,581.5	$507.1	$1,362.5	$16,511.3
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $7.1 million and $6.7 million at March 31, 2015 and December 31, 2014, respectively.
(2) Balances exclude a $3.6 million private label MBS security which was not rated at both March 31, 2015 and December 31, 2014.
(3) Balances exclude total accrued interest of $20.3 million and $21.8 million at March 31, 2015 and December 31, 2014, respectively.

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

As of March 31, 2015, the Bank had unsecured exposure to 11 counterparties totaling $4.9 billion with eight counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at March 31, 2015 and December 31, 2014. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions) Carrying Value (1)
	March 31, 2015	December 31, 2014
Federal funds sold	$4,915.0	$4,585.0
Total	$4,915.0	$4,585.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2015, 94% of the Bank’s unsecured investment credit exposure in Federal funds sold were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2015, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2015 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$210.0	$80.0	$290.0
U.S. branches and agency offices of foreign commercial banks
Australia	900.0	—	—	900.0
Canada	—	1,650.0	—	1,650.0
Finland	—	500.0	—	500.0
Netherlands	—	500.0	—	500.0
Norway	—	575.0	—	575.0
Sweden	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	900.0	3,725.0	—	4,625.0
Total unsecured investment credit exposure	$900.0	$3,935.0	$80.0	$4,915.0

(in millions)
December 31, 2014 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$680.0	$80.0	$760.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	680.0	230.0	910.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	1,375.0	—	1,375.0
Finland	—	500.0	—	500.0
Netherlands	—	500.0	—	500.0
Norway	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,875.0	—	3,675.0
Total unsecured investment credit exposure	$800.0	$3,555.0	$230.0	$4,585.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after March 31, 2015.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either March 31, 2015 or December 31, 2014.

At March 31, 2015 and December 31, 2014, all the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE/TVA securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $4.0 billion and $3.8 billion at March 31, 2015 and December 31, 2014, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio decreased $259.4 million from December 31, 2014 to $6.2 billion at March 31, 2015. This decrease was due to paydowns, partially offset by an increase in fair value of the agency and MBS portfolio held as AFS securities.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $66.6 million from December 31, 2014 to $1.6 billion at March 31, 2015. This decline was primarily due to repayments, partially offset by an increase in the fair value of private label MBS held as AFS.

The slight increase in fair values on OTTI securities during the first three months of 2015 increased the unrealized gains in AOCI from $94.5 million at December 31, 2014 to $96.5 million as of March 31, 2015. The weighted average price on these OTTI securities increased slightly from 88 at December 31, 2014 to 89 at March 31, 2015. These fair values are determined using unobservable inputs (i.e., Level 3) derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2014 Form 10-K.

Approximately 21% of the Bank’s MBS portfolio at March 31, 2015 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par, collateral type, and the security's credit rating as of March 31, 2015. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$4.3	$4.3
A	—	—	—	7.6	7.6
BBB	—	—	20.5	166.4	186.9
Below investment grade:
BB	—	7.7	37.8	114.0	159.5
B	—	—	14.9	82.0	96.9
CCC	—	7.4	5.6	25.8	38.8
CC		20.3	5.2	—	25.5
C	17.2	60.2	—	—	77.4
D	207.3	116.3	37.2	—	360.8
Unrated	—	—	—	3.6	3.6
Total	$224.5	$211.9	$121.2	$403.7	$961.3
Amortized cost	$171.8	$180.9	$113.2	$400.9	$866.8
Gross unrealized losses (1)	—	—	(2.7)	(3.6)	(6.3)
Fair value	200.9	197.1	116.3	399.7	914.0
OTTI (2):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	89.5%	93.0%	96.0%	99.0%	95.1%
Original weighted average credit support	7.2	8.3	4.5	5.5	6.4
Weighted-average credit support - current	0.1	1.4	8.2	12.9	6.8
Weighted avg. collateral delinquency(3)	12.6	12.6	10.8	9.6	11.1

	Private Label MBS by Vintage - Alt-A (3) (4)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
A	$—	$—	$—	$10.4	$10.4
BBB	—	—	3.6	75.9	79.5
Below investment grade:
BB	—	—	—	4.4	4.4
B	—	—	24.1	6.8	30.9
CCC	—	74.4	44.2	34.1	152.7
CC	—	—	7.3	1.7	9.0
D	167.7	268.0	43.9	—	479.6
Total	$167.7	$342.4	$123.1	$133.3	$766.5
Amortized cost	$128.4	$267.2	$115.8	$128.5	$639.9
Gross unrealized losses (1)	—	—	(1.5)	(0.5)	(2.0)
Fair value	138.0	298.6	115.9	132.0	684.5
OTTI (2):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	82.3%	87.2%	94.2%	99.0%	89.3%
Original weighted average credit support	13.3	10.2	6.0	5.3	9.3
Weighted-average credit support - current	—	—	8.0	22.6	5.2
Weighted avg. collateral delinquency(3)	21.5	18.2	10.4	12.4	16.6
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $410.3 million and $408.3 million, respectively at March 31, 2015.
(2) For the three months ended March 31, 2015.
(3) Delinquency information is presented at the cross-collateralization level.
(4) Includes HELOCs.

The Bank’s subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

OTTI. The Bank did not recognize any credit-related OTTI charges in earnings during the three months ended March 31, 2015 and 2014. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its first quarter 2015 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	16.4	7.6	27.2	5.9
Alt-A	16.2	16.5	38.0	5.3
Subprime	8.5	19.5	68.4	36.3
Total Private Label Residential MBS	16.3	11.7	32.2	5.8

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI (in millions) as follows:

(dollars in millions)	March 31, 2015	March 31, 2014
Number of private label MBS with an OTTI charge:
Life-to-date	57	57
Still outstanding	45	48
Total OTTI credit loss recorded life-to-date	$454.0	$454.0
Principal write-downs on private label MBS	(125.1)	(106.4)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(106.0)	(106.0)
Private label MBS matured (less principal write-downs realized)	(4.4)	(1.1)
Remaining amount of previously recognized OTTI credit losses	$218.5	$240.5

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. Interest income was $7.0 million and $5.9 million for the first quarter of 2015 and 2014, respectively; and $66.5 million life-to-date. The interest income was recognized on 36 and 37 private label MBS securities during the first quarter of 2015 and 2014, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first three months of 2015 and 2014.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at March 31, 2015. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.1 billion at both March 31, 2015 and December 31, 2014 after an allowance for credit losses of $6.6 million and $7.3 million, respectively.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to ten mortgage insurance companies which provide PMI and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the Bank's approved mortgage insurance company list whenever PMI coverage is required.

None of the Bank’s mortgage insurers currently maintain a rating by at least one NRSRO of A+ or better. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2015, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2015, $52.8 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2015 was $12.8 million and $5.2 million, respectively. As of December 31, 2014, these amounts were $13.9 million and $5.5 million, respectively.

BOB Loans. The Bank's BOB loan program is targeted to small businesses in the Bank's district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. See Item 1. Business in the Bank's 2014 Form 10-K for additional information about the BOB loan program. The allowance for credit losses on BOB loans was $1.7 million and $1.8 million at March 31, 2015 and December 31, 2014, respectively.

Derivative Counterparties. Derivative transactions may be either executed with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (referred to as cleared derivatives). For bilateral derivatives, the Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of March 31, 2015.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2015.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2015 and December 31, 2014.

(in millions)	March 31, 2015
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$213.0	$0.4	$—	$0.4
A	1,356.7	1.9	(0.8)	1.1
Liability positions with credit exposure:
Cleared derivatives (2)	23,862.7	(181.4)	230.9	49.5
Total derivative positions with credit exposure to non-member counterparties	25,432.4	(179.1)	230.1	51.0
Member institutions (3)	21.7	0.6	—	0.6
Total	$25,454.1	$(178.5)	$230.1	$51.6
Derivative positions without credit exposure	19,746.6
Total notional	$45,200.7

(in millions)	December 31, 2014
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$200.0	$2.6	$—	$2.6
A	385.0	1.6	—	1.6
Liability positions with credit exposure:
Bilateral derivatives
A	1,325.0	(16.6)	18.0	1.4
Cleared derivatives (2)	23,373.5	(174.9)	204.4	29.5
Total derivative positions with credit exposure to non-member counterparties	25,283.5	(187.3)	222.4	35.1
Member institutions (3)	18.3	0.4	—	0.4
Total	$25,301.8	$(186.9)	$222.4	$35.5
Derivative positions without credit exposure	19,551.2
Total notional	$44,853.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2015. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of March 31, 2015 and December 31, 2014.

Notional Greater Than 10%	March 31, 2015			December 31, 2014
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$4,621.1	21.7	A	$4,567.4	21.3
Morgan Stanley Capital	BBB	3,910.1	18.3	BBB	3,328.6	15.5
JP Morgan Chase Bank, NA	A	2,665.4	12.5	A	2,885.6	13.4
All others	n/a	10,141.3	47.5	n/a	10,697.9	49.8
Total		$21,337.9	100.0		$21,479.5	100.0

Net Credit Exposure Greater Than 10%	March 31, 2015			December 31, 2014
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
BNP Paribas	A	$0.7	34.5	(2)	(2)	(2)
BNY Mellon	AA	0.4	17.2	(2)	(2)	(2)
Royal Bank of Canada	(1)	(1)	(1)	AA	$2.6	43.0
HSBC Bank USA, NA	(1)	(1)	(1)	A	1.2	19.7
Goldman Sachs Group, Inc.	(1)	(1)	(1)	A	0.7	11.3
All others	n/a	1.0	48.3	n/a	1.5	26.0
Total		$2.1	100.0		$6.0	100.0
Notes:
(1) The percentage of net credit exposure was not greater than 10%.
(2) The counterparty had no credit exposure as of December 31, 2014.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	March 31, 2015			December 31, 2014
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$37.6	$37.6	$37.6	$37.5	$37.5	$37.8
United Kingdom	22.0	17.0	16.7	25.7	20.7	20.6
Germany	15.4	0.4	0.4	41.6	26.6	27.6
Total	$75.0	$55.0	$54.7	$104.8	$84.8	$86.0
Note: The average maturity of these derivative contracts is November 2018 and October 2018 at March 31, 2015 and December 31, 2014, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	March 31, 2015			December 31, 2014
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$1.8	$0.7	$0.8	$0.6	$0.6	$3.1
United Kingdom	2.1	2.0	2.1	3.8	2.6	3.9
Switzerland	—	—	—	0.4	—	—
Total	$3.9	$2.7	$2.9	$4.8	$3.2	$7.0
Note: The average maturity of these derivative contracts is March 2019 at both March 31, 2015 and December 31. 2014. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these strategies and are described further in the Bank's 2014 Form 10-K.

Consolidated obligations bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of March 31, 2015. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2015, the Bank’s consolidated obligation bonds outstanding increased to $45.2 billion compared to $43.7 billion at December 31, 2014. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding were $37.1 billion at both March 31, 2015 and December 31, 2014.

During the first three months of 2015, short-term funding spreads relative to LIBOR remained relatively stable. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At March 31, 2015, callable bonds issued by the Bank were up approximately $724.0 million from December 31, 2014. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2014 Form 10-K for additional information. The Bank was in compliance with these requirements at March 31, 2015.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At March 31, 2015 and December 31, 2014, excess contingency liquidity was approximately $20.8 billion and $19.7 billion, respectively.

Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2014 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2014 Form 10-K for additional information.

Operating and Business Risks

Operating Risk. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks which are categorized as financial reporting, compliance, fraud, legal, information and personnel.

Business Risk. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning. For additional information, on operating and business risks, see the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2014 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2015	2014
Interest income:
Advances	$73,741	$59,973
Prepayment fees on advances, net	1,068	3,091
Interest-bearing deposits	79	83
Securities purchased under agreements to resell	161	13
Federal funds sold	1,379	705
Trading securities	1,997	1,838
Available-for-sale (AFS) securities	37,233	32,884
Held-to-maturity (HTM) securities	16,703	19,970
Mortgage loans held for portfolio	30,756	33,364
Total interest income	163,117	151,921
Interest expense:
Consolidated obligations - discount notes	9,102	6,036
Consolidated obligations - bonds	78,423	83,525
Mandatorily redeemable capital stock	1	14
Deposits	55	55
Other borrowings	4	3
Total interest expense	87,585	89,633
Net interest income	75,532	62,288
Provision (benefit) for credit losses	(461)	(3,873)
Net interest income after provision (benefit) for credit losses	75,993	66,161
Other noninterest income (loss):
Net gains on trading securities (Note 2)	6,777	9,792
Net gains (losses) on derivatives and hedging activities (Note 9)	(7,572)	(9,199)
Gains on litigation settlements, net	15,263	36,610
Standby letters of credit fees	5,949	4,022
Other, net	566	449
Total other noninterest income	20,983	41,674
Other expense:
Compensation and benefits	10,321	10,822
Other operating	5,266	6,104
Finance Agency	1,380	1,249
Office of Finance	987	893
Total other expense	17,954	19,068
Income before assessments	79,022	88,767
AHP assessment	7,902	8,878
Net income	$71,120	$79,889
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	29,367	29,072
Basic and diluted earnings per share	$2.42	$2.75
Dividends per share	$3.40	$0.58
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$71,120	$79,889
Other comprehensive income (loss):
Net unrealized gains on AFS	22,488	24,528
Net change in fair value of OTTI securities	2,061	1,443
Reclassification of net losses (gains) included in net income relating to hedging activities	(8)	—
Pension and post-retirement benefits	82	39
Total other comprehensive income	24,623	26,010
Total comprehensive income	$95,743	$105,899
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$5,124,196	$2,451,131
Interest-bearing deposits	8,089	6,782
Federal funds sold	4,915,000	4,585,000
Investment securities:
Trading securities (Note 2)	295,855	281,016
AFS securities at fair value (Note 3)	8,431,371	8,408,835
HTM securities; fair value of $3,123,040 and $3,286,547 respectively (Note 4)	3,079,267	3,246,788
Total investment securities	11,806,493	11,936,639
Advances, net (Note 6)	62,346,031	63,408,355
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $6,566 and $7,260 respectively (Note 8)	3,074,289	3,123,334
Banking on Business (BOB) loans, net of allowance for credit losses of $1,660 and $1,840, respectively (Note 8)	11,347	11,567
Accrued interest receivable	87,196	86,109
Premises, software and equipment, net	10,175	10,446
Derivative assets (Note 9)	52,054	36,217
Other assets	28,189	21,496
Total assets	$87,463,059	$85,677,076

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	March 31, 2015	December 31, 2014
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$716,982	$601,454
Noninterest-bearing	33,945	39,726
Total deposits	750,927	641,180
Consolidated obligations, net: (Note 10)
Discount notes	37,077,804	37,058,118
Bonds	45,241,342	43,714,510
Total consolidated obligations, net	82,319,146	80,772,628
Mandatorily redeemable capital stock (Note 11)	569	586
Accrued interest payable	149,563	103,151
AHP payable	61,999	55,997
Derivative liabilities (Note 9)	62,311	58,964
Other liabilities	96,833	41,614
Total liabilities	83,441,348	81,674,120
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 30,638 and 30,410 shares	3,063,747	3,040,976
Retained earnings:
Unrestricted	683,446	726,309
Restricted	125,462	111,238
Total retained earnings	808,908	837,547
Accumulated other comprehensive income (AOCI)	149,056	124,433
Total capital	4,021,711	4,002,956
Total liabilities and capital	$87,463,059	$85,677,076
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$71,120	$79,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(20,148)	(13,480)
Net change in derivative and hedging activities	(12,477)	(15,998)
Other adjustments	(461)	(3,874)
Net change in:
Trading securities	(14,839)	(30,147)
Accrued interest receivable	(1,081)	12,731
Other assets	1,063	949
Accrued interest payable	46,410	46,185
Other liabilities	1,180	2,516
Net cash provided by operating activities	$70,767	$78,771
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(1,307) and $2,336 to/from other FHLBanks for mortgage loan program)	$36,895	$(4,398)
Federal funds sold	(330,000)	45,000
AFS securities:
Proceeds	578,529	565,159
Purchases	(499,868)	(701,512)
HTM securities:
Proceeds from long-term maturities	167,323	173,892
Advances:
Proceeds	128,836,510	140,789,202
Made	(127,764,258)	(136,655,622)
Mortgage loans held for portfolio:
Proceeds	109,399	104,145
Purchases	(71,230)	(54,609)
Proceeds from sales of foreclosed assets	3,155	4,132
Premises, software and equipment:
Purchases	(704)	(83)
Net cash provided by investing activities	$1,065,751	$4,265,306

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2015	2014
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$109,889	$100,584
Net payments for derivative contracts with financing element	(7,857)	(7,989)
Net proceeds from issuance of consolidated obligations:
Discount notes	38,654,859	20,904,544
Bonds	5,919,557	3,291,720
Payments for maturing and retiring consolidated obligations:
Discount notes	(38,637,702)	(27,199,729)
Bonds	(4,425,194)	(3,117,510)
Proceeds from issuance of capital stock	609,893	349,394
Payments for repurchase/redemption of mandatorily redeemable capital stock	(17)	(157)
Payments for repurchase/redemption of capital stock	(587,122)	(628,203)
Cash dividends paid	(99,759)	(16,789)
Net cash provided by (used in) financing activities	$1,536,547	$(6,324,135)
Net increase (decrease) in cash and due from banks	$2,673,065	$(1,980,058)
Cash and due from banks at beginning of the period	2,451,131	3,121,345
Cash and due from banks at end of the period	$5,124,196	$1,141,287
Supplemental disclosures:
Interest paid	$53,255	$54,438
AHP payments	1,900	1,348
Transfers of mortgage loans to real estate owned	1,491	3,508
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Issuance of capital stock	3,494	349,394	—	—	—	—	349,394
Repurchase/redemption of capital stock	(6,282)	(628,203)	—	—	—	—	(628,203)
Net shares reclassified to mandatorily redeemable capital stock	(20)	(1,978)	—	—	—	—	(1,978)
Comprehensive income	—	—	63,911	15,978	79,889	26,010	105,899
Cash dividends	—	—	(16,789)	—	(16,789)	—	(16,789)
March 31, 2014	26,814	$2,681,356	$672,758	$76,061	$748,819	$70,350	$3,500,525

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956
Issuance of capital stock	6,099	609,893	—	—	—	—	609,893
Repurchase/redemption of capital stock	(5,871)	(587,122)	—	—	—	—	(587,122)
Comprehensive income	—	—	56,896	14,224	71,120	24,623	95,743
Cash dividends	—	—	(99,759)	—	(99,759)	—	(99,759)
March 31, 2015	30,638	$3,063,747	$683,446	$125,462	$808,908	$149,056	$4,021,711
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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. To the extent that any reclassifications were made, the reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Bank's 2014 Form 10-K.

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02 or Advisory Bulletin), which is applicable to Fannie Mae, Freddie Mac and the FHLBanks. The Advisory Bulletin establishes guidelines for adverse classification of various assets, primarily MPF loans at the Bank. Among other requirements, this Advisory Bulletin requires that the Bank classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). The Bank implemented these classification provisions effective January 1, 2014. During the first quarter 2014, the Bank incorporated estimates of fair values on loans as applicable under the Advisory Bulletin in its calculation of the required “loss” on MPF loans. This change in the Bank's accounting estimate resulted in an immaterial benefit to the Bank's Allowance for Loan Losses at March 31, 2014. See Note 8 - Allowance for Credit Losses for more information.

The Advisory Bulletin also requires the Bank to charge-off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if the Bank subsequently receives full or partial payment of a previously charged-off loan, it may report a recovery of the amount charged-off either through loss reserves or as a reduction in foreclosed property expenses. As required, the Bank adopted the charge-off provisions of the Advisory Bulletin on January 1, 2015. Upon adoption of the charge-off provisions, the Bank’s allowance for loan losses on the impacted loans was eliminated and the corresponding recorded investment in the loans was reduced by the amount charged-off, unless it is expected to be recovered through credit enhancement (CE), for which the Bank recognizes a CE fee receivable. Under the Bank’s past accounting practices and upon adoption of the Advisory Bulletin, the ultimate amount of losses realized on the Bank’s loan portfolio will be the same over time; however, the timing of when the Bank recognizes the losses in its financial statements will differ. The adoption of the charge-off provisions of the Advisory Bulletin did not have a material impact on the Bank’s financial condition or results of operations.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance clarifying when a loan should be de-recognized and the related real estate property recognized. This guidance allows the Bank to recognize properties as real estate owned once the borrower has voluntarily conveyed its interest in the property to the Bank through a deed in lieu of foreclosure or similar agreement. This guidance was effective for the Bank beginning January 1, 2015 and did not impact the Bank's financial condition or results of operations.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued guidance amending the accounting for certain repurchase agreements, including repurchase-to-maturity transactions and repurchase financing transactions. This guidance was effective for the Bank beginning January 1, 2015 and did not have a material impact on the Bank's financial condition or results of operations. The guidance will also require expanded disclosures for transactions accounted for as secured borrowings and sales that will be effective beginning with the Bank's second quarter 2015 financial statements.

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

Notes to Financial Statements (continued)

Extraordinary Items. In January 2015, the FASB issued guidance which eliminates the concept of extraordinary items. As a result, preparers and auditors no longer need to determine whether an event is extraordinary. However, the guidance continues to require separate presentation on the Statement of Income for items that are both unusual and infrequent. This guidance is effective for the Bank beginning January 1, 2016 and will not impact the Bank’s results of operations.

Consolidation. In February 2015, the FASB issued amendments to its existing consolidation guidance which may impact the Bank’s evaluation of which entities are considered to be VIEs and if the Bank is required to consolidate a VIE. The Bank is currently evaluating the impact of this updated guidance, which is effective for the Bank beginning January 1, 2016.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance which requires the Bank to present debt issuance costs as a direct deduction from the related debt on the statement of condition, consistent with debt discounts. This guidance is effective for the Bank beginning January 1, 2016 and will be applied retrospectively. This guidance will result in a reclassification of debt issuance costs from Other Assets to Consolidated Obligations in the Bank's Statement of Condition, which is not expected to be material.

Cloud Computing Arrangements. In April 2015, the FASB issued guidance which clarifies circumstances under which a cloud computing arrangement should be accounted for as a license of internal-use software as opposed to a service contract. The Bank is currently evaluating the impact of this guidance, which is effective for the Bank beginning January 1, 2016 and may be applied prospectively.

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Non-MBS:
Mutual funds	$5,122	$4,721
GSE and Tennessee Valley Authority (TVA) obligations	290,733	276,295
Total	$295,855	$281,016

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $5.2 million and $4.9 million at March 31, 2015 and December 31, 2014, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains on trading securities for the first quarter of 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014
Net unrealized gains on trading securities held at period-end	$6,777	$9,706
Net realized gains on securities sold/matured during the period	—	86
Net gains on trading securities	$6,777	$9,792

Notes to Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of March 31, 2015 and December 31, 2014.

	March 31, 2015
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,365,599	—	24,383	(1,343)	3,388,639
State or local agency obligations	126,279	—	1,879	(1,156)	127,002
Total non-MBS	$3,493,871	$—	$26,267	$(2,499)	$3,517,639
MBS:
Other U.S. obligations single family MBS	$315,614	$—	$479	$(22)	$316,071
GSE single-family MBS	2,739,973	—	15,784	(2,565)	2,753,192
GSE multifamily MBS	868,616	—	17,810	—	886,426
Private label MBS:
Private label residential MBS	852,904	(154)	94,468	(306)	946,912
HELOCs	8,933	(3)	2,201	—	11,131
Total private label MBS	861,837	(157)	96,669	(306)	958,043
Total MBS	$4,786,040	$(157)	$130,742	$(2,893)	$4,913,732
Total AFS securities	$8,279,911	$(157)	$157,009	$(5,392)	$8,431,371

	December 31, 2014
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,221,543	—	17,661	(5,501)	3,233,703
State or local agency obligations	98,616	—	752	(384)	98,984
Total non-MBS	$3,322,152	$—	$18,418	$(5,885)	$3,334,685
MBS:
Other U.S. obligations single family MBS	$328,787	$—	$592	$—	$329,379
GSE single-family MBS	2,869,855	—	16,433	(4,126)	2,882,162
GSE multifamily MBS	872,509	—	9,511	(2,193)	879,827
Private label MBS:
Private label residential MBS	879,376	(863)	92,860	(290)	971,083
HELOCs	9,245	—	2,454	—	11,699
Total private label MBS	888,621	(863)	95,314	(290)	982,782
Total MBS	$4,959,772	$(863)	$121,850	$(6,609)	$5,074,150
Total AFS securities	$8,281,924	$(863)	$140,268	$(12,494)	$8,408,835
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds as disclosed above. These obligations were $7.1 million and $7.0 million at March 31, 2015 and December 31, 2014, respectively, and are included in Other liabilities in the Statement of Condition.

Notes to Financial Statements (continued)

As of March 31, 2015, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.9 million, credit losses of $218.5 million and OTTI-related accretion adjustments of $16.7 million. As of December 31, 2014, these amounts were $9.5 million, $222.5 million and $11.7 million, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Non-credit portion of OTTI losses	$(157)	$(863)
Net unrealized gains on OTTI securities since their last OTTI credit charge	96,669	95,314
Net non-credit portion of OTTI gains on AFS securities in AOCI	$96,512	$94,451

The following tables summarize the AFS securities with unrealized losses as of March 31, 2015 and December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$880,445	$(1,034)	$323,516	$(309)	$1,203,961	$(1,343)
State or local agency obligations	62,091	(1,051)	3,895	(105)	65,986	(1,156)
Total non-MBS	$942,536	$(2,085)	$327,411	$(414)	$1,269,947	$(2,499)
MBS:
Other U.S. obligations single family MBS	$59,138	$(22)	$—	$—	$59,138	$(22)
GSE single-family MBS	155,603	(136)	207,108	(2,429)	362,711	(2,565)
Private label:
Private label residential MBS	—	—	17,962	(460)	17,962	(460)
HELOCs	1,451	(3)	—	—	1,451	(3)
Total private label MBS	1,451	(3)	17,962	(460)	19,413	(463)
Total MBS	$216,192	$(161)	$225,070	$(2,889)	$441,262	$(3,050)
Total	$1,158,728	$(2,246)	$552,481	$(3,303)	$1,711,209	$(5,549)

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,783,202	$(4,380)	$322,691	$(1,121)	$2,105,893	$(5,501)
State or local agency obligations	1,576	(14)	11,385	(370)	12,961	(384)
Total non-MBS	$1,784,778	$(4,394)	$334,076	$(1,491)	$2,118,854	$(5,885)
MBS:
GSE single-family MBS	$19,405	$(3)	$228,257	$(4,123)	$247,662	$(4,126)
GSE multifamily MBS	15,322	(104)	185,153	(2,089)	200,475	(2,193)
Private label residential MBS	58,553	(191)	49,383	(962)	107,936	(1,153)
Total MBS	$93,280	$(298)	$462,793	$(7,174)	$556,073	$(7,472)
Total	$1,878,058	$(4,692)	$796,869	$(8,665)	$2,674,927	$(13,357)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2015 and December 31, 2014 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$201,990	$202,044	$301,985	$302,087
Due after one year through five years	2,213,742	2,213,999	2,058,695	2,054,517
Due after five years through ten years	708,646	730,343	662,805	676,064
Due in more than ten years	369,493	371,253	298,667	302,017
AFS securities excluding MBS	3,493,871	3,517,639	3,322,152	3,334,685
MBS	4,786,040	4,913,732	4,959,772	5,074,150
Total AFS securities	$8,279,911	$8,431,371	$8,281,924	$8,408,835

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,174,124	$2,902,430
Variable-rate	319,747	419,722
Total non-MBS	$3,493,871	$3,322,152
Amortized cost of AFS MBS:
Fixed-rate	$1,698,292	$2,002,208
Variable-rate	3,087,748	2,957,564
Total MBS	$4,786,040	$4,959,772
Total amortized cost of AFS securities	$8,279,911	$8,281,924
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

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of March 31, 2015 and December 31, 2014.

	March 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$12,174	$281	$—	$12,455
State or local agency obligations	183,379	1,645	(14,128)	170,896
Total non-MBS	$195,553	$1,926	$(14,128)	$183,351
MBS:
Other U.S. obligations single-family MBS	$1,052,741	$6,710	$(2)	$1,059,449
GSE single-family MBS	385,320	7,152	(81)	392,391
GSE multifamily MBS	795,954	46,785	—	842,739
Private label residential MBS	649,699	3,565	(8,154)	645,110
Total MBS	$2,883,714	$64,212	$(8,237)	$2,939,689
Total HTM securities	$3,079,267	$66,138	$(22,365)	$3,123,040

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$13,041	$382	$—	$13,423
State or local agency obligations	184,412	1,314	(15,445)	170,281
Total non-MBS	$197,453	$1,696	$(15,445)	$183,704
MBS:
Other U.S. obligations single-family MBS	$1,122,537	$8,604	$—	$1,131,141
GSE single-family MBS	417,217	7,226	(118)	424,325
GSE multifamily MBS	818,037	43,431	—	861,468
Private label residential MBS	691,544	3,506	(9,141)	685,909
Total MBS	$3,049,335	$62,767	$(9,259)	$3,102,843
Total HTM securities	$3,246,788	$64,463	$(24,704)	$3,286,547

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2015 and December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$3,375	$(40)	$117,792	$(14,088)	$121,167	$(14,128)
MBS:
Other U.S. obligations single family MBS	$20,635	$(2)	$—	$—	$20,635	$(2)
GSE single-family MBS	—	—	10,681	(81)	10,681	(81)
Private label residential MBS	159,134	(1,088)	221,168	(7,066)	380,302	(8,154)
Total MBS	$179,769	$(1,090)	$231,849	$(7,147)	$411,618	$(8,237)
Total	$183,144	$(1,130)	$349,641	$(21,235)	$532,785	$(22,365)

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$3,361	$(54)	$116,488	$(15,391)	$119,849	$(15,445)
MBS:
GSE single-family MBS	$—	$—	$11,058	$(118)	$11,058	$(118)
Private label residential MBS	185,673	(1,291)	233,287	(7,850)	418,960	(9,141)
Total MBS	$185,673	$(1,291)	$244,345	$(7,968)	$430,018	$(9,259)
Total	$189,034	$(1,345)	$360,833	$(23,359)	$549,867	$(24,704)

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2015 and December 31, 2014 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$12,174	$12,455	$13,042	$13,423
Due after one year through five years	3,415	3,375	3,415	3,361
Due after five years through ten years	21,807	22,301	21,807	22,263
Due after ten years	158,157	145,220	159,189	144,657
HTM securities excluding MBS	195,553	183,351	197,453	183,704
MBS	2,883,714	2,939,689	3,049,335	3,102,843
Total HTM securities	$3,079,267	$3,123,040	$3,246,788	$3,286,547

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Amortized cost of HTM securities other than MBS:
Fixed-rate	$42,553	$44,453
Variable-rate	153,000	153,000
Total non-MBS	$195,553	$197,453
Amortized cost of HTM MBS:
Fixed-rate	$1,063,616	$1,114,059
Variable-rate	1,820,098	1,935,276
Total MBS	$2,883,714	$3,049,335
Total HTM securities	$3,079,267	$3,246,788
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

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, which could be up to the difference between the security's amortized cost basis and its fair value, and records any difference in its Statement of Income. For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2014 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - Other-than-Temporary Impairment Analysis to the audited financial statements in the Bank’s 2014 Form 10-K.

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. During the first quarter of 2015, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages ranging from (3.0)% to 8.0% over the 12 month period beginning January 1, 2015. For the vast majority of markets the short-term forecast has changes from 1.0% to 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS at March 31, 2015. The "Total OTTI securities" balances below summarize the Bank’s securities as of March 31, 2015 for which an OTTI has been recognized

Notes to Financial Statements (continued)

during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$486,233	$394,492	$445,194
Alt-A	576,153	453,620	497,048
Subprime	2,092	1,253	1,437
HELOCs	12,430	8,933	11,131
Total OTTI securities	1,076,908	858,298	954,810
Private label MBS with no OTTI	3,539	3,539	3,233
Total AFS private label MBS	$1,080,447	$861,837	$958,043
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014
Beginning balance	$290,935	$314,224
Reductions:
Securities sold and matured during the period (1)	—	(76)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(7,019)	(5,948)
Ending balance	$283,916	$308,200
Notes:
(1) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At March 31, 2015, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at March 31, 2015.

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

At March 31, 2015 and December 31, 2014, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging from zero to 5.50%.

Notes to Financial Statements (continued)

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$26,931,449	0.44%	$29,380,685	0.42%
Due after 1 year through 2 years	9,218,391	1.26	7,754,473	1.22
Due after 2 years through 3 years	14,652,926	1.03	12,764,348	1.14
Due after 3 years through 4 years	6,854,258	0.90	9,361,638	0.82
Due after 4 years through 5 years	3,314,508	0.80	3,373,989	0.84
Thereafter	1,082,287	2.65	490,823	2.77
Total par value	62,053,819	0.81%	63,125,956	0.76%
Discount on AHP advances	(52)		(66)
Deferred prepayment fees	(7,507)		(8,600)
Hedging adjustments	299,771		291,065
Total book value	$62,346,031		$63,408,355

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. Both at March 31, 2015 and December 31, 2014, the Bank had convertible advances outstanding of $1.9 billion.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). If the call option is exercised, replacement funding may be available. At March 31, 2015 and December 31, 2014, the Bank did not have any outstanding returnable advances. At March 31, 2015 and December 31, 2014, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of March 31, 2015 and December 31, 2014.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Due in 1 year or less	$26,931,449	$29,380,685	$28,700,449	$31,164,685
Due after 1 year through 2 years	9,218,391	7,754,473	8,075,891	6,846,973
Due after 2 years through 3 years	14,652,926	12,764,348	14,164,926	12,179,348
Due after 3 years through 4 years	6,854,258	9,361,638	6,741,258	9,095,638
Due after 4 years through 5 years	3,314,508	3,373,989	3,309,008	3,368,489
Thereafter	1,082,287	490,823	1,062,287	470,823
Total par value	$62,053,819	$63,125,956	$62,053,819	$63,125,956

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Fixed-rate – overnight	$1,774,797	$2,012,230
Fixed-rate – term:
Due in 1 year or less	17,799,975	20,740,508
Thereafter	10,233,443	9,116,344
Total fixed-rate	29,808,215	31,869,082
Variable-rate:
Due in 1 year or less	7,356,677	6,627,947
Thereafter	24,888,927	24,628,927
Total variable-rate	32,245,604	31,256,874
Total par value	$62,053,819	$63,125,956

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2015, the Bank had advances of $45.3 billion outstanding to its five largest borrowers, which represented 73.1% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at March 31, 2015.

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

The following table presents balances as of March 31, 2015 and December 31, 2014 for mortgage loans held for portfolio.

(in thousands)	March 31, 2015	December 31, 2014
Fixed-rate long-term single-family mortgages (1)	$2,607,236	$2,640,633
Fixed-rate medium-term single-family mortgages (1)	400,714	417,830
Total par value	3,007,950	3,058,463
Premiums	50,680	51,214
Discounts	(4,599)	(4,872)
Hedging adjustments	26,824	25,789
Total mortgage loans held for portfolio	$3,080,855	$3,130,594
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Conventional loans	$2,736,342	$2,779,962
Government-guaranteed/insured loans	271,608	278,501
Total par value	$3,007,950	$3,058,463

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

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral and lending policies to limit risk of loss while balancing each borrower's need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank’s respective credit risk from credit products.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2015, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2015, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at March 31, 2015 and December 31, 2014, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At March 31, 2015 and December 31, 2014, the MPF exposure under the FLA was $22.9 million and $23.1 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.8 million during each of the first quarters of 2015 and 2014.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank’s mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. Given the credit deterioration experienced by PMI companies, estimated future claim payments from these companies have been reduced and factored into estimated loan losses. The resulting estimated losses are reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by a master commitment agreement between the Bank and the PFI. Losses in excess of the CEs are incurred by the Bank.

Notes to Financial Statements (continued)

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions required by AB 2012-02 as described in Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent loans where repayment is expected to be provided by the sale of the underlying property, which are comprised primarily of MPF loans that are 180 days or more delinquent and other loans where the borrower has filed for bankruptcy.

The estimated credit losses on impaired collateral-dependent loans are separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The incurred loss on each loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs and recovery through PMI. The estimated fair value is determined based on a value provided by a third party's retail-based Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations. During 2014, the resulting loss was reduced by available CE. Beginning January 1, 2015, the Bank adopted the charge-off provisions of AB 2012-02. As a result, the estimated credit loss on individually evaluated MPF loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. The CE receivable is evaluated for collectibility, and a reserve, included as part of the allowance for credit losses, is established, if required.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$7,260	$11,359
(Charge-offs) Recoveries, net (1)	(102)	—
Provision (benefit) for credit losses	(592)	(4,041)
Balance, March 31	$6,566	$7,318
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	March 31, 2015	December 31, 2014
Ending balance, individually evaluated for impairment	$5,362	$6,034
Ending balance, collectively evaluated for impairment	1,204	1,226
Total allowance for credit losses	$6,566	$7,260
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$63,161	$68,144
Collectively evaluated for impairment	2,751,924	2,789,826
Total recorded investment	$2,815,085	$2,857,970

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

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended March 31,
(in thousands)	2015	2014
Balance, Beginning of period	$1,840	$2,231
(Charge-offs) Recoveries, net	(284)	(200)
Provision for credit losses	104	111
Balance, March 31	$1,660	$2,142

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

(in thousands)	March 31, 2015	December 31, 2014
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	1,660	1,840
Total allowance for credit losses	$1,660	$1,840
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$—	$—
Collectively evaluated for impairment	13,124	13,518
Total recorded investment	$13,124	$13,518

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	March 31, 2015
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured	BOB Loans	Total
Past due 30-59 days	$42,201	$14,370	$—	$56,571
Past due 60-89 days	10,255	3,382	—	13,637
Past due 90 days or more	34,088	6,176	147	40,411
Total past due loans	$86,544	$23,928	$147	$110,619
Total current loans	2,728,541	257,853	12,977	2,999,371
Total loans	$2,815,085	$281,781	$13,124	$3,109,990
Other delinquency statistics:
In process of foreclosures, included above (2)	$22,827	$2,902	$—	$25,729
Serious delinquency rate (3)	1.2%	2.2%	1.1%	1.3%
Past due 90 days or more still accruing interest	$—	$6,176	$—	$6,176
Loans on nonaccrual status (4)	$38,075	$—	$147	$38,222

Notes to Financial Statements (continued)

(in thousands)	December 31, 2014
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured	BOB Loans	Total
Past due 30-59 days	$50,680	$19,238	$124	$70,042
Past due 60-89 days	11,841	6,034	73	17,948
Past due 90 days or more	41,983	7,024	8	49,015
Total past due loans	$104,504	$32,296	$205	$137,005
Total current loans	2,753,466	256,606	13,313	3,023,385
Total loans	$2,857,970	$288,902	$13,518	$3,160,390
Other delinquency statistics:
In process of foreclosures, included above (2)	$26,981	$2,389	$—	$29,370
Serious delinquency rate (3)	1.5%	2.4%	0.1%	1.6%
Past due 90 days or more still accruing interest	$—	$7,024	$—	$7,024
Loans on nonaccrual status (4)	$45,900	$—	$205	$46,105
Notes:
(1) The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums or unaccreted discounts and adjustments for fair value hedges. The recorded investment is not net of any valuation allowance.
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

	March 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,445	$34,116	$—
With a related allowance:
Conventional MPF loans	28,716	28,485	5,362
Total:
Conventional MPF loans	$63,161	$62,601	$5,362

	December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$31,749	$31,448	$—
With a related allowance:
Conventional MPF loans	36,395	36,175	6,034
Total:
Conventional MPF loans	$68,144	$67,623	$6,034

Notes to Financial Statements (continued)

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended March 31, 2015		Three months ended March 31, 2014
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$63,923	$423	$79,993	$322
Notes:
(1) Includes gross charge-offs.

Beginning January 1, 2014, with the adoption of AB 2012-02, the Bank now considers all loans that are 180 days or more delinquent or where the borrower has filed for bankruptcy to be individually impaired loans.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. As of March 31, 2015 and December 31, 2014, the recorded investment in mortgage loans classified as TDRs was $16.0 million and $16.8 million, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $6.3 million and $6.9 million of REO reported in Other assets on the Statement of Condition at March 31, 2015 and December 31, 2014, respectively.

Purchases, Sales and Reclassifications. During the three months ended March 31, 2015 and 2014, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's derivative transactions, see Note 11 to the audited financial statements in the Bank's 2014 Form 10-K.

Derivative transactions may be executed either with a counterparty (referred to as bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (referred to as cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearing House), the derivative transaction is novated and the executing counterparty is replaced with the Clearing House. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For bilateral derivatives, the Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of March 31, 2015 and December 31, 2014.

Notes to Financial Statements (continued)

	March 31, 2015
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$35,828,625	$104,126	$375,909
Derivatives not in hedge accounting relationships:
Interest rate swaps	$8,650,294	$26,281	$64,427
Interest rate swaptions	25,000	83	—
Interest rate caps	675,000	4,137	—
Mortgage delivery commitments	21,726	633	—
Total derivatives not in hedge accounting relationships	$9,372,020	$31,134	$64,427
Total derivatives before netting and collateral adjustments	$45,200,645	$135,260	$440,336
Netting adjustments and cash collateral(1)		(83,206)	(378,025)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$52,054	$62,311

	December 31, 2014
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$32,196,669	$84,205	$414,760
Derivatives not in hedge accounting relationships:
Interest rate swaps	$11,937,989	$21,396	$52,925
Interest rate swaptions	25,000	1,312	—
Interest rate caps	675,000	4,425	—
Mortgage delivery commitments	18,308	434	—
Total derivatives not in hedge accounting relationships	$12,656,297	$27,567	$52,925
Total derivatives before netting and collateral adjustments	$44,852,966	$111,772	$467,685
Netting adjustments and cash collateral(1)		(75,555)	(408,721)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,217	$58,964
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted was $306.7 million and $345.0 million at March 31, 2015 and December 31, 2014. Cash collateral received was $11.9 million and $11.8 million at March 31, 2015 and December 31, 2014.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

	Three months ended March 31,
(in thousands)	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$585	$512
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(15,850)	$(15,773)
Interest rate swaptions	139	(48)
Interest rate caps	(288)	(1,554)
Net interest settlements	5,692	6,411
Mortgage delivery commitments	2,143	1,246
Other	7	7
Total net (losses) related to derivatives not designated as hedging instruments	$(8,157)	$(9,711)
Net (losses) on derivatives and hedging activities	$(7,572)	$(9,199)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2015 and 2014.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2015
Hedged item type:
Advances	$(10,013)	$10,175	$162	$(46,994)
Consolidated obligations – bonds	54,590	(53,895)	695	61,615
AFS securities	(11,735)	11,463	(272)	(3,432)
Total	$32,842	$(32,257)	$585	$11,189

Three months ended March 31, 2014
Hedged item type:
Advances	$48,010	$(47,263)	$747	$(60,390)
Consolidated obligations – bonds	45,796	(45,655)	141	54,437
AFS securities	(9,137)	8,761	(376)	(2,544)
Total	$84,669	$(84,157)	$512	$(8,497)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $2.0 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first three months of 2015 or 2014.

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

Notes to Financial Statements (continued)

For cleared derivatives, the Clearing Houses are the Bank's counterparties. The Clearing House notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the FHLBank of the required initial and variation margin. The requirement that the Bank post initial and variation margin through the clearing agent, on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearing House.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 13 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2015 was $133.7 million, for which the Bank has posted cash collateral with a fair value of approximately $75.9 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $33.4 million of collateral to its derivative counterparties at March 31, 2015.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at March 31, 2015.

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

	Derivative Assets
(in thousands)	March 31, 2015	December 31, 2014
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$101,392	$102,570
Cleared derivatives	33,235	8,768
Total gross recognized amount	134,627	111,338
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(99,445)	(96,286)
Cleared derivatives	16,239	20,731
Total gross amounts of netting adjustments and cash collateral	(83,206)	(75,555)
Net amounts after netting adjustments:
Bilateral derivatives	1,947	6,284
Cleared derivatives	49,474	29,499
Total net amounts after netting adjustments	51,421	35,783
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	633	434
Cleared derivatives	—	—
Derivative instruments not meeting netting requirements	633	434
Total derivative assets
Bilateral derivatives	2,580	6,718
Cleared derivatives	49,474	29,499
Total derivative assets as reported in the Statement of Condition	52,054	36,217
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	(471)	(636)
Cleared derivatives	—	—
Non-cash Collateral received or pledged - Can be sold or repledged	(471)	(636)
Net unsecured amount:
Bilateral derivatives	2,109	6,082
Cleared derivatives	49,474	29,499
Total net unsecured amount	$51,583	$35,581

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2015	December 31, 2014
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$225,678	$283,979
Cleared derivatives	214,658	183,706
Total gross recognized amount	440,336	467,685
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(163,367)	(225,015)
Cleared derivatives	(214,658)	(183,706)
Total gross amounts of netting adjustments and cash collateral	(378,025)	(408,721)
Net amounts after netting adjustments:
Bilateral derivatives	62,311	58,964
Cleared derivatives	—	—
Total net amounts after offsetting adjustments	62,311	58,964
Total derivative liabilities
Bilateral derivatives	62,311	58,964
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	62,311	58,964
Net unsecured amount:
Bilateral derivatives	62,311	58,964
Net unsecured amount	$62,311	$58,964
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amount of the 12 FHLBanks’ outstanding consolidated obligations were $812.2 billion and $847.2 billion at March 31, 2015 and December 31, 2014, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2014 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Par value of consolidated bonds:
Fixed-rate	$37,868,671	$36,296,100
Step-up	3,040,000	3,116,000
Floating-rate	4,175,000	4,190,000
Total par value	45,083,671	43,602,100
Bond premiums	142,176	147,824
Bond discounts	(10,754)	(12,111)
Hedging adjustments	26,249	(23,303)
Total book value	$45,241,342	$43,714,510

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$15,415,510	0.82%	$15,033,450	1.00%
Due after 1 year through 2 years	10,035,015	1.42	9,316,860	1.42
Due after 2 years through 3 years	5,996,640	1.66	5,346,515	1.64
Due after 3 years through 4 years	4,701,005	1.47	4,709,300	1.50
Due after 4 years through 5 years	3,336,885	1.77	2,911,350	1.72
Thereafter	5,303,650	2.44	5,959,265	2.35
Index amortizing notes	294,966	4.11	325,360	4.14
Total par value	$45,083,671	1.42%	$43,602,100	1.48%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Noncallable	$31,145,671	$30,388,100
Callable	13,938,000	13,214,000
Total par value	$45,083,671	$43,602,100

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2015 and December 31, 2014.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2015	December 31, 2014
Due in 1 year or less	$29,238,510	$28,232,450
Due after 1 year through 2 years	8,303,015	8,114,860
Due after 2 years through 3 years	3,576,640	3,551,515
Due after 3 years through 4 years	1,687,005	1,390,300
Due after 4 years through 5 years	984,885	1,028,350
Thereafter	998,650	959,265
Index amortizing notes	294,966	325,360
Total par value	$45,083,671	$43,602,100

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	March 31, 2015	December 31, 2014
Book value	$37,077,804	$37,058,118
Par value	37,086,558	37,065,745
Weighted average interest rate (1)	0.11%	0.10%
Note:
(1) Represents an implied rate.

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2014 Form 10-K. At March 31, 2015, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity. Subclass B1 membership stock totaled $319.2 million and $290.4 million at March 31, 2015 and December 31, 2014, respectively. Subclass B2 activity stock was $2.744 billion and $2.751 billion at March 31, 2015 and December 31, 2014, respectively.

Notes to Financial Statements (continued)

The following table demonstrates the Bank’s compliance with its regulatory capital requirements at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$825,495	$3,873,224	$847,424	$3,879,108
Total capital-to-asset ratio	4.0%	4.4%	4.0%	4.5%
Total regulatory capital	3,498,522	3,873,224	3,427,083	3,879,108
Leverage ratio	5.0%	6.6%	5.0%	6.8%
Leverage capital	4,373,153	5,809,836	4,283,854	5,818,663

The decline in ratios from December 31, 2014 to March 31, 2015 is primarily due to the increase in total assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 23, 2015, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2014. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2015.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	March 31, 2015
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$926,305	30.2%
Santander Bank, N.A., Wilmington, DE	433,306	14.1
Chase Bank USA, N.A.,Wilmington, DE	366,117	11.9

(dollars in thousands)	December 31, 2014
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$876,305	28.8%
Santander Bank, N.A., Wilmington, DE	424,955	14.0
Chase Bank USA, N.A.,Wilmington, DE	362,050	11.9
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank, N.A. is Pittsburgh, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's issued and outstanding capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at the shares' $100 per share par value, as mandated by each FHLBank's capital plan.

At March 31, 2015 and December 31, 2014, the Bank had $569 thousand and $586 thousand, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock which were recorded as interest expense were immaterial during March 31, 2015 and March 31, 2014.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of the period	$586	$40
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	—	1,978
Net redemption/repurchase of mandatorily redeemable capital stock	(17)	(157)
Balance, end of period	$569	$1,861

As of March 31, 2015, the total mandatorily redeemable capital stock reflected the balance for two institutions, one of which was merged out of district and is considered to be a nonmember. The other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	70	—
Due after 4 years through 5 years	499	586
Total	$569	$586

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2015, retained earnings were $808.9 million, including $683.4 million of unrestricted retained earnings and $125.5 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.0%. This dividend was based on average member capital for the fourth quarter 2014. In addition, the Bank paid a special dividend of 2.5%. The special dividend was based on average member capital stock for the full year of 2014. In April 2015, the Bank paid quarterly dividends equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the previous quarter.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for March 31, 2015 and 2014 respectively.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	24,528	(575)	—	—	—	23,953
Net change in fair value of OTTI securities	—	2,018	—	—	—	2,018
Reclassifications from OCI to net income:
Pension and post-retirement	—	—	—	—	39	39
March 31, 2014	$(7,953)	$79,085	$—	$287	$(1,069)	$70,350

December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433
Other comprehensive income (loss) before reclassification:
Net unrealized gains	22,488	1,355	—	—	—	23,843
Net change in fair value of OTTI securities	—	706	—	—	—	706
Reclassifications from OCI to net income:
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	82	82
March 31, 2015	$54,948	$96,512	$—	$264	$(2,668)	$149,056

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	March 31, 2015	December 31, 2014
Investments	$155,995	$157,025
Advances	40,468,917	38,765,267
Letters of credit (1)	9,520,383	9,608,983
MPF loans	1,261,559	1,326,807
Deposits	6,887	13,678
Capital stock	1,793,565	1,714,432
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, and interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2015	2014
Interest income on advances (1)	$39,053	$32,803
Interest income on MPF loans	17,623	21,306
Letter of credit fees	3,028	1,882
Prepayment fees on advances	—	3,090
Note:
(1) For the three months ended March 31, 2015, balances include contractual interest income of $72.8 million, net interest settlements on derivatives in fair value hedge relationships of $(33.4) million and total amortization of basis adjustments of $(0.4) million. For the three months ended March 31, 2014, balances include contractual interest income of $83.6 million, net interest settlements on derivatives in fair value hedge relationships of $(48.7) million and total amortization of basis adjustments of $(2.1) million.

The following table includes the MPF activity of the related party members.

	Three months ended March 31,
(in thousands)	2015	2014
Total MPF loan volume purchased	$1,407	$889

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2015	2014
Servicing fee expense	$268	$237

(in thousands)	March 31, 2015	December 31, 2014
Interest-bearing deposits maintained with FHLBank of Chicago	$8,089	$6,782

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2015 and 2014, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2015 and 2014, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of

Notes to Financial Statements (continued)

the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2015 and 2014.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2014 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2015 and December 31, 2014. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2015 and December 31, 2014 are presented in the table below.

Fair Value Summary Table
	March 31, 2015
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$5,124,196	$5,124,196	$—	$—	$—	$5,124,196
Interest-bearing deposits	8,089	—	8,089	—	—	8,089
Federal funds sold	4,915,000	—	4,914,986	—	—	4,914,986
Trading securities	295,855	5,122	290,733	—	—	295,855
AFS securities	8,431,371	1,998	7,471,330	958,043	—	8,431,371
HTM securities	3,079,267	—	2,477,930	645,110	—	3,123,040
Advances	62,346,031	—	62,425,319	—	—	62,425,319
Mortgage loans held for portfolio, net	3,074,289	—	3,279,503	—	—	3,279,503
BOB loans, net	11,347	—	—	11,347	—	11,347
Accrued interest receivable	87,196	—	87,196	—	—	87,196
Derivative assets	52,054	—	135,260	—	(83,206)	52,054
Liabilities:
Deposits	$750,927	$—	$750,931	$—	$—	$750,931
Discount notes	37,077,804	—	37,079,968	—	—	37,079,968
Bonds	45,241,342	—	45,470,892	—	—	45,470,892
Mandatorily redeemable capital stock (1)	569	576	—	—	—	576
Accrued interest payable (1)	149,563	—	149,556	—	—	149,556
Derivative liabilities	62,311	—	440,336	—	(378,025)	62,311

Notes to Financial Statements (continued)

	December 31, 2014
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,451,131	$2,451,131	$—	$—	$—	$2,451,131
Interest-bearing deposits	6,782	—	6,782	—	—	6,782
Federal funds sold	4,585,000	—	4,584,981	—	—	4,584,981
Trading securities	281,016	4,721	276,295	—	—	281,016
AFS securities	8,408,835	1,998	7,424,055	982,782	—	8,408,835
HTM securities	3,246,788	—	2,600,638	685,909	—	3,286,547
Advances	63,408,355	—	63,471,078	—	—	63,471,078
Mortgage loans held for portfolio, net	3,123,334	—	3,312,186	—	—	3,312,186
BOB loans, net	11,567	—	—	11,567	—	11,567
Accrued interest receivable	86,109	—	86,109	—	—	86,109
Derivative assets	36,217	—	111,772	—	(75,555)	36,217
Liabilities:
Deposits	$641,180	$—	$641,183	$—	$—	$641,183
Discount notes	37,058,118	—	37,059,347	—	—	37,059,347
Bonds	43,714,510	—	43,881,951	—	—	43,881,951
Mandatorily redeemable capital stock (1)	586	705	—	—	—	705
Accrued interest payable (1)	103,151	—	103,032	—	—	103,032
Derivative liabilities	58,964	—	467,685	—	(408,721)	58,964
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

Fair Value Hierarchy.The fair value hierarchy is used to prioritize the inputs used to measure fair value for those assets and liabilities carried at fair value on the Statement of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2015 and 2014.

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

The Bank also reviewed the final fair value estimates of its private label MBS holdings as of March 31, 2015 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield to dealer sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of March 31, 2015, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices), and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the current lack of significant market activity for private label residential MBS, the Bank believes that as of March 31, 2015, private label residential MBS inputs should be classified as Level 3.

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

Notes to Financial Statements (continued)

curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally its par value plus estimated dividends at the time of reclassification and any subsequently estimated dividend. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the FHLBank System's cooperative structure.

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit's carrying value and represents its fair value. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at March 31, 2015 and December 31, 2014.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition at March 31, 2015 and December 31, 2014.

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and TVA obligations	$—	$290,733	$—	$—	$290,733
Mutual funds	5,122	—	—	—	5,122
Total trading securities	$5,122	$290,733	$—	$—	$295,855
AFS securities:
GSE and TVA obligations	$—	$3,388,639	$—	$—	$3,388,639
State or local agency obligations	—	127,002	—	—	127,002
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	316,071	—	—	316,071
GSE single-family MBS	—	2,753,192	—	—	2,753,192
GSE multifamily MBS	—	886,426	—	—	886,426
Private label MBS:
Private label residential MBS	—	—	946,912	—	946,912
HELOCs	—	—	11,131	—	11,131
Total AFS securities	$1,998	$7,471,330	$958,043	$—	$8,431,371
Derivative assets:
Interest rate related	$—	$134,627	$—	$(83,206)	$51,421
Mortgage delivery commitments	—	633	—	—	633
Total derivative assets	$—	$135,260	$—	$(83,206)	$52,054
Total assets at fair value	$7,120	$7,897,323	$958,043	$(83,206)	$8,779,280
Liabilities:
Derivative liabilities:
Interest rate related	$—	$440,336	$—	$(378,025)	$62,311
Total derivative liabilities (2)	$—	$440,336	$—	$(378,025)	$62,311

Notes to Financial Statements (continued)

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
GSE and TVA obligations	$—	$276,295	$—	$—	$276,295
Mutual funds	4,721	—	—	—	4,721
Total trading securities	$4,721	$276,295	$—	$—	$281,016
AFS securities:
GSE and TVA obligations	$—	$3,233,703	$—	$—	3,233,703
State or local agency obligations	—	98,984	—	—	98,984
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	329,379	—	—	329,379
GSE single-family MBS	—	2,882,162	—	—	2,882,162
GSE multifamily MBS	—	879,827	—	—	879,827
Private label MBS:
Private label residential MBS	—	—	971,083	—	971,083
HELOCs	—	—	11,699	—	11,699
Total AFS securities	$1,998	$7,424,055	$982,782	$—	$8,408,835
Derivative assets:
Interest rate related	$—	$111,338	$—	$(75,555)	$35,783
Mortgage delivery commitments	—	434	—	—	434
Total derivative assets	$—	$111,772	$—	$(75,555)	$36,217
Total assets at fair value	$6,719	$7,812,122	$982,782	$(75,555)	$8,726,068
Liabilities:
Derivative liabilities:
Interest rate related	$—	$467,685	$—	$(408,721)	$58,964
Total derivative liabilities (2)	$—	$467,685	$—	$(408,721)	$58,964
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 or 2 during the first three months of 2015 or 2014.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first three months of 2015 or 2014.

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2015	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2015
Balance at January 1	$971,083	$11,699
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	4,659	378
Net unrealized (losses) on AFS in OCI	(15)	—
Net change in fair value on OTTI AFS in OCI	709	(3)
Unrealized gains (losses) on OTTI AFS in OCI	1,608	(253)
Purchases, issuances, sales, and settlements:
Settlements	(31,132)	(690)
Balance at March 31	$946,912	$11,131
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2015	$4,659	$378

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2014	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2014
Balance at January 1	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	2,936	330
Net unrealized (losses) on AFS in OCI	(30)	—
Net change in fair value on OTTI AFS in OCI	1,998	20
Unrealized gains (losses) on OTTI AFS in OCI	(684)	109
Purchases, issuances, sales, and settlements:
Settlements	(50,823)	(864)
Balance at March 31	$1,077,021	$14,023
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2014	$2,936	$330

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2015			December 31, 2014
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (3)	$20,379,054	$—	$20,379,054	$19,942,125
Commitments to fund additional advances and BOB loans	29,290	—	29,290	21,124
Commitments to fund or purchase mortgage loans	21,726	—	21,726	18,308
Unsettled consolidated obligation bonds, at par (2)	460,865	—	460,865	95,530
Unsettled consolidated obligation discount notes, at par	500,000	—	500,000	500,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $122.3 million and $146.8 million at March 31, 2015 and December 31, 2014, respectively.
(2) Includes $415.9 million and $83.1 million of consolidated obligation bonds which were hedged with associated interest rate swaps at March 31, 2015 and December 31, 2014, respectively.
(3) $5.2 billion of these letters of credit have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.3 million and $4.8 million as of March 31, 2015 and December 31, 2014, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in other liabilities on the Statements of Condition.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2015 and December 31, 2014. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at March 31, 2015 and December 31, 2014 of $7.7 billion and $7.4 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program. These delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 9 - Derivatives and Hedging Activities for additional information about the Bank's pledged collateral and other credit-risk-related contingent features.

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. The Bank would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank's financial condition, results of operations or cash flows.

Notes 6, 9, 10, 11, and 12 also discuss other commitments and contingencies.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2015.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2014 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.5.2	Supplemental Executive Retirement Plan as amended March 26, 2015
Exhibit 10.6.2	Supplement Thrift Plan as amended March 26, 2015
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 101	Interactive Data File (XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: May 7, 2015

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer