Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Pittsburgh
filed 2015-08-06
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

There were 34,039,624 shares of common stock with a par value of $100 per share outstanding at July 31, 2015.

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

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During the second quarter of 2015, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) generally improved due to more favorable market conditions.

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

Results of Operations. During the second quarter of 2015, the Bank recorded net income of $80.6 million, an increase of $36.0 million from $44.6 million in the second quarter of 2014. This increase was driven primarily by higher net gains on derivatives and hedging activities and higher net interest income, partially offset by net losses on trading securities. Net interest income in the second quarter of 2015 was $81.1 million, compared to $65.8 million in the second quarter of 2014. The increase was primarily due to increased interest income on advances driven by higher average advance volumes, partially offset by decreased interest income on mortgage loans held for portfolio. The net interest margin was 37 basis points and 39 basis points in the second quarter of 2015 and 2014, respectively.

During the six months ended June 30, 2015, the Bank recorded net income of $151.7 million, an increase of $27.2 million from $124.5 million for the six months ended June 30, 2014. This increase was driven primarily by higher net gains on derivatives and hedging activities and higher net interest income, partially offset by lower gains on litigation settlements (net of legal fees and expenses) and net losses on trading securities. Net interest income for the six months ended June 30, 2015 was $156.6 million, compared to $128.1 million for the six months ended June 30, 2014. The increase was primarily due to increased interest income on advances driven by higher average advance volumes, partially offset by decreased interest income on mortgage loans held for portfolio and decreased prepayment fees. The net interest margin was 37 basis points and 38 basis points for the six months ended 2015 and 2014, respectively.

Financial Condition. Advances. Advances totaled $71.5 billion at June 30, 2015 compared to $63.4 billion at December 31, 2014. Advance volume growth was broad-based across member classifications due to increased liquidity needs and loan demand. While the size of the advance portfolio increased during the second quarter of 2015, the term of advances also increased. At June 30, 2015, approximately 57% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 53% at December 31, 2014.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) advance pricing; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At June 30, 2015, the Bank held $13.9 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2014, these investments totaled $16.5 billion. The decrease of $2.6 billion was primarily driven by a decrease in Federal funds sold due to market-driven demand.

Consolidated Obligations. The Bank's consolidated obligations totaled $88.6 billion at June 30, 2015, an increase of $7.8 billion from December 31, 2014. The increase in consolidated obligations supported the Bank's advance growth in the second quarter. Bonds represented 54% of the Bank's consolidated obligations at both June 30, 2015 and at December 31, 2014. Discount notes represented 46% of the Bank's consolidated obligations at June 30, 2015 and at year-end 2014.

Capital Position and Regulatory Requirements. Total retained earnings at June 30, 2015 were $854.8 million, up from $837.5 million at year-end 2014 reflecting the Bank's net income for the first six months of 2015 which was partially offset by dividends paid. Total accumulated other comprehensive income (AOCI) was $112.1 million at June 30, 2015, an decrease of $12.4 million from December 31, 2014. This decrease was primarily due to the changes in the fair values of securities within the AFS portfolio.

The Bank paid quarterly dividends in both April and July 2015 equal to an annual yield of 5.0% on activity stock and 3.0% on membership stock.. These dividends were based on stockholders' average balances for the first quarter (April dividend) and second quarter (July dividend).

The Bank met all of its capital requirements as of June 30, 2015, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of March 31, 2015, the Bank was deemed "adequately capitalized."

As previously announced, the FHLBank of Des Moines and the FHLBank of Seattle entered into a definitive agreement to merge the two FHLBanks. The merger was completed on May 31, 2015.

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
Condensed Statements of Income

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions, except per share data)	2015	2015	2014	2014	2014
Net interest income	$81.1	$75.5	$82.7	$72.3	$65.8
Provision (benefit) for credit losses	0.3	(0.5)	(0.2)	(0.4)	0.4
Other noninterest income:
Net OTTI losses, credit portion (1)	(0.5)	—	—	—	—
Net gains (losses) on trading securities	(10.1)	6.8	5.9	(0.1)	6.8
Net gains (losses) on derivatives and hedging activities	29.1	(7.6)	(19.0)	0.2	(9.5)
Gains on litigation settlements, net	—	15.3	20.2	14.1	—
Other, net	7.7	6.5	5.2	5.0	5.1
Total other noninterest income	26.2	21.0	12.3	19.2	2.4
Other expense	17.4	18.0	23.8	17.5	18.2
Income before assessments	89.6	79.0	71.4	74.4	49.6
Affordable Housing Program (AHP) assessment(2)	9.0	7.9	7.1	7.4	5.0
Net income	$80.6	$71.1	$64.3	$67.0	$44.6
Earnings per share (3)	$2.53	$2.42	$2.32	$2.22	$1.59

Dividends	$34.7	$99.7	$30.4	$28.0	$28.7
Dividend payout ratio (4)	43.05%	140.27%	47.45%	41.78%	64.30%
Return on average equity	7.79%	7.38%	6.88%	6.79%	4.90%
Return on average assets	0.37%	0.34%	0.33%	0.36%	0.26%
Net interest margin (5)	0.37%	0.37%	0.44%	0.39%	0.39%
Regulatory capital ratio (6)	4.55%	4.43%	4.53%	5.08%	5.21%
GAAP capital ratio (7)	4.67%	4.60%	4.67%	5.22%	5.37%
Total average equity to average assets	4.71%	4.67%	4.86%	5.32%	5.30%

	Six months ended
(in millions, except per share data)	June 30, 2015	June 30, 2014
Net interest income	$156.6	$128.1
Provision (benefit) for credit losses	(0.2)	(3.5)
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(0.5)	—
Net gains (losses) on trading securities	(3.3)	16.6
Net gains (losses) on derivatives and hedging activities	21.5	(18.7)
Gains on litigation settlements, net	15.3	36.6
Other, net	14.2	9.6
Total other noninterest income	47.2	44.1
Other expense	35.4	37.3
Income before assessments	168.6	138.4
AHP assessment (2)	16.9	13.9
Net income	$151.7	$124.5
Earnings per share (3)	$4.95	$4.36

Dividends	$134.4	$45.5
Dividend payout ratio (4)	88.61%	36.51%
Return on average equity	7.59%	6.83%
Return on average assets	0.36%	0.37%
Net interest margin (5)	0.37%	0.38%
Regulatory capital ratio (6)	4.55%	5.21%
GAAP capital ratio (7)	4.67%	5.37%
Total average equity to average assets	4.69%	5.37%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(3) Calculated based on net income and weighted average shares outstanding.
(4) Represents dividends paid as a percentage of net income for the respective periods presented.
(5) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(7) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2015	2015	2014	2014	2014
Cash and due from banks	$5,377.2	$5,124.2	$2,451.1	$5,508.4	$1,267.9
Investments (1)	13,914.3	16,729.6	16,528.4	14,536.9	14,400.4
Advances	71,489.2	62,346.0	63,408.4	53,054.3	54,624.4
Mortgage loans held for portfolio, net (2)	3,053.0	3,074.3	3,123.3	3,116.3	3,140.6
Total assets	94,039.5	87,463.1	85,677.1	76,399.7	73,628.8
Consolidated obligations, net:
Discount notes	41,061.1	37,077.8	37,058.1	31,536.6	31,218.5
Bonds	47,552.9	45,241.4	43,714.5	39,889.1	37,500.6
Total consolidated obligations, net (3)	88,614.0	82,319.2	80,772.6	71,425.7	68,719.1
Deposits	670.4	750.9	641.2	665.9	700.0
Mandatorily redeemable capital stock	0.6	0.6	0.6	0.8	2.9
AHP payable	67.7	62.0	56.0	52.0	46.7
Total liabilities	89,647.4	83,441.4	81,674.1	72,408.5	69,674.3
Capital stock - putable	3,425.2	3,063.7	3,041.0	3,079.3	3,071.1
Unrestricted retained earnings	713.2	683.4	726.3	705.4	679.8
Restricted retained earnings	141.6	125.5	111.2	98.4	85.0
AOCI	112.1	149.1	124.5	108.1	118.6
Total capital	4,392.1	4,021.7	4,003.0	3,991.2	3,954.5
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold and interest-bearing deposits.
(2) Includes allowance for credit losses of $6.3 million at June 30, 2015, $6.6 million at March 31, 2015, $7.3 million at December 31, 2014, $7.7 million at September 30, 2014 and at $7.5 million at June 30, 2014.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $852.8 billion at June 30, 2015, $812.2 billion at March 31, 2015, $847.2 billion at December 31, 2014, $816.9 billion at September 30, 2014, and $800.0 billion at June 30, 2014.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and six months ended June 30, 2015 and 2014, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2014 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $80.6 million for the second quarter of 2015, an increase of $36.0 million compared to $44.6 million for the second quarter of 2014. This increase was driven primarily by higher net gains on derivatives and hedging activities and higher net interest income, partially offset by net losses on trading securities. Net interest income was $81.1 million for the second quarter of 2015 compared to $65.8 million for the second quarter of 2014, an increase of $15.3 million. This increase in net interest income was primarily due to increased interest income on advances driven by higher average advance volumes, partially offset by decreased interest income on mortgage loans held for portfolio. Interest income on advances for the second quarter of 2015 was $81.6 million, an increase of $19.6 million compared to $62.0 million in the second quarter of 2014. The Bank's return on average equity for the second quarter of 2015 was 7.79%, compared to 4.90% for the second quarter of 2014.

The Bank recorded net income of $151.7 million for the first six months of 2015, compared to $124.5 million for the same prior-year period, an increase of $27.2 million. The increase was primarily due to net gains on derivatives and hedging activities and higher net interest income, partially offset by lower gains on litigation settlements (net of legal fees and expenses) and net losses on trading securities. Net interest income was $156.6 million for the first six months of 2015, an increase of $28.5 million compared to $128.1 million in the prior-year period. This increase was primarily due to increased interest income on advances driven by higher average advance volumes, partially offset by decreased interest income on mortgage loans held for portfolio and decreased prepayment fees. Interest income on advances in the six months ended June 30, 2015 was $155.3 million compared to $122.0 million in the same period of 2014. The decline in gains on litigation settlements relates to the settlement of claims against certain defendants arising from investments the Bank made in private-label MBS, net of legal fees an expenses, which was $15.3 million in the first six months of 2015 compared to $36.6 million in the same prior-year period. The Bank's return on average equity for the first half of 2015 was 7.59% and was 6.83% for the comparable prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and six months ended June 30, 2015 and 2014.

Average Balances and Interest Yields/Rates Paid

	Three months ended June 30,
	2015			2014
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,637.8	$1.6	0.10	$5,163.8	$1.1	0.07
Interest-bearing deposits (2)	286.9	0.1	0.10	471.5	0.1	0.08
Investment securities (3)	11,364.5	56.0	1.98	11,209.0	56.1	2.01
Advances (4)	65,369.6	81.8	0.50	48,222.7	63.8	0.53
Mortgage loans held for portfolio (5)	3,069.3	29.8	3.88	3,165.6	32.8	4.16
Total interest-earning assets	86,728.1	169.3	0.78	68,232.6	153.9	0.91
Allowance for credit losses	(8.1)			(9.4)
Other assets (6)	1,432.8			775.4
Total assets	$88,152.8			$68,998.6
Liabilities and capital:
Deposits (2)	$727.0	$—	0.03	$715.8	$—	0.03
Consolidated obligation discount notes	35,083.8	10.3	0.12	25,207.6	5.6	0.09
Consolidated obligation bonds (7)	47,307.9	77.9	0.66	38,471.5	82.5	0.86
Other borrowings	0.6	—	6.41	3.7	—	2.34
Total interest-bearing liabilities	83,119.3	88.2	0.42	64,398.6	88.1	0.55
Other liabilities	880.1			944.8
Total capital	4,153.4			3,655.2
Total liabilities and capital	$88,152.8			$68,998.6
Net interest spread			0.36			0.36
Impact of noninterest-bearing funds			0.01			0.03
Net interest income/net interest margin		$81.1	0.37		$65.8	0.39
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
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $13.2 million and $(22.3) million in 2015 and 2014, respectively.

Net interest income for the second quarter of 2015 increased $15.3 million from the second quarter of 2014 due to an increase in interest income. Interest earning assets increased 27.1% with higher demand for advances and increased purchases of Federal funds sold and securities purchased under agreement to resell being partially offset by a lower amount of mortgage loans held for portfolio as the run-off exceeded new purchases. Higher interest income on advances was partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a decline in yield. Interest income on mortgage loans held for portfolio declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities declined 13 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio.

	Six months ended June 30,
	2015			2014
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,861.7	$3.2	0.09	$5,413.0	$1.7	0.06
Interest-bearing deposits (2)	305.2	0.2	0.10	487.9	0.2	0.07
Investment securities (3)	11,507.3	111.9	1.96	10,990.3	110.8	2.03
Advances (4)	62,642.0	156.6	0.50	47,773.6	126.9	0.54
Mortgage loans held for portfolio (5)	3,084.9	60.5	3.95	3,185.9	66.2	4.19
Total interest-earning assets	84,401.1	332.4	0.80	67,850.7	305.8	0.91
Allowance for credit losses	(8.5)			(11.4)
Other assets (6)	1,591.0			705.0
Total assets	$85,983.6			$68,544.3
Liabilities and capital:
Deposits (2)	$715.8	$0.1	0.03	$722.6	$0.1	0.03
Consolidated obligation discount notes	34,576.1	19.4	0.11	25,370.3	11.6	0.09
Consolidated obligation bonds (7)	45,834.3	156.3	0.69	37,842.9	166.0	0.88
Other borrowings	1.4	—	2.11	4.9	—	1.56
Total interest-bearing liabilities	81,127.6	175.8	0.44	63,940.7	177.7	0.56
Other liabilities	823.4			926.1
Total capital	4,032.6			3,677.5
Total liabilities and capital	$85,983.6			$68,544.3
Net interest spread			0.36			0.35
Impact of noninterest-bearing funds			0.01			0.03
Net interest income/net interest margin		$156.6	0.37		$128.1	0.38
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
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $6.8 million and $(33.2) million in 2015 and 2014, respectively.

Net interest income for the first half of 2015 increased $28.5 million from the same prior year period primarily due to increased interest income on advances, partially offset by decreased interest income on mortgage loans held for portfolio and lower prepayment fees. Interest-earning assets increased 24.4% with higher demand for advances, an increase in purchases of investments and Federal funds sold and securities purchased under agreement to resell being partially offset by a lower amount of mortgage loans held for portfolio as the run-off exceeded new purchases. Higher interest income on advances, investment securities, and Federal funds sold and securities purchased under agreement to resell were partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances and investment securities increased as volumes more than offset a decline in yields. Interest income on Federal funds sold and securities purchased under agreement to resell increased due to both higher volume and an increase in yield. Interest income on mortgage loans held for portfolio declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities declined 12 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2015 and 2014.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2015 compared to 2014
	Three months ended June 30			Six months ended June 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.2	$0.3	$0.5	$0.5	$1.0	$1.5
Investment securities	0.8	(0.9)	(0.1)	5.1	(4.0)	1.1
Advances	21.6	(3.6)	18.0	37.5	(7.8)	29.7
Mortgage loans held for portfolio	(0.9)	(2.1)	(3.0)	(2.0)	(3.7)	(5.7)
Total interest-earning assets	$21.7	$(6.3)	$15.4	$41.1	$(14.5)	$26.6
Consolidated obligation discount notes	2.6	2.1	4.7	4.8	3.0	7.8
Consolidated obligation bonds	16.7	(21.3)	(4.6)	31.2	(40.9)	(9.7)
Total interest-bearing liabilities	$19.3	$(19.2)	$0.1	$36.0	$(37.9)	$(1.9)
Total increase in net interest income	$2.4	$12.9	$15.3	$5.1	$23.4	$28.5

In the quarter-over-quarter and year-over-year comparisons, interest income increased due to volume increases partially offset by rate decreases. At the same time interest expense decreased slightly year-over-year and was flat in the quarterly comparison. Higher advance volume drove the interest income increase in both comparisons. Interest expense reflected higher consolidated obligations volumes that were mostly offset by rate decreases in both comparisons.
Average investment balances increased quarter-over-quarter and year-over-year. The increase in both comparisons was driven by higher volumes of Agency notes that were partially offset by lower MBS balances. The rate decrease for investment securities in both comparisons was primarily due to the increased amount of lower-yielding Agency notes in the portfolio.
The following table presents the average par balances of the Bank's advance portfolio for the six months ended June 30, 2015 and 2014. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended June 30,		Six months ended June 30,
Product	2015	2014	2015	2014
Repo/Mid-Term Repo	$23,282.7	$16,590.3	$22,416.6	$16,548.5
Core (Term)	39,971.3	29,105.0	38,098.6	28,609.1
Convertible Select	1,839.8	2,038.9	1,841.4	2,103.9
Total par value	$65,093.8	$47,734.2	$62,356.6	$47,261.5
The increase in advance volume led to an increase in interest income, partially offset by a decrease in the yield in both the quarter-over-quarter and year-over-year comparison. Members' liquidity needs and loan demand contributed to the increase in advance balances. The yield on advances declined as the 2015 portfolios were comprised of more variable rate advances with relatively lower yields.
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
The average consolidated obligations portfolio balance increased quarter-over-quarter and year-over-year as average discount note and bond balances both increased. However, interest expense on the portfolio declined due to a decrease in rates paid on bonds, which more than offset the volume increase. The rate decrease on bonds was primarily due to longer term debt that was called or matured and then replaced with lower cost debt. A portion of the bond portfolio is currently swapped to 1-month or 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three and six months ended June 30, 2015 and 2014. Derivative and hedging activities are discussed below.

Three Months Ended June 30, 2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$65,369.6	$81.8	0.50	$131.4	0.81	$(49.6)	(0.31)
Mortgage loans held for portfolio	3,069.3	29.8	3.88	30.9	4.04	(1.1)	(0.16)
All other interest-earning assets	18,289.2	57.7	1.27	62.1	1.36	(4.4)	(0.09)
Total interest-earning assets	$86,728.1	$169.3	0.78	$224.4	1.03	$(55.1)	(0.25)
Liabilities:
Consolidated obligation bonds	$47,307.9	$77.9	0.66	$143.4	1.22	$(65.5)	(0.56)
All other interest-bearing liabilities	35,811.4	10.3	0.12	10.3	0.12	—	—
Total interest-bearing liabilities	$83,119.3	$88.2	0.42	$153.7	0.74	$(65.5)	(0.32)
Net interest income/net interest spread		$81.1	0.36	$70.7	0.29	$10.4	0.07

Three Months Ended June 30, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$48,222.7	$63.8	0.53	$122.2	1.02	$(58.4)	(0.49)
Mortgage loans held for portfolio	3,165.6	32.8	4.16	33.4	4.24	(0.6)	(0.08)
All other interest-earning assets	16,844.3	57.3	1.36	60.1	1.43	(2.8)	(0.07)
Total interest-earning assets	$68,232.6	$153.9	0.91	$215.7	1.27	$(61.8)	(0.36)
Liabilities:
Consolidated obligation bonds	$38,471.5	$82.5	0.86	$148.6	1.55	$(66.1)	(0.69)
All other interest-bearing liabilities	25,927.1	5.6	0.09	5.6	0.09	—	—
Total interest-bearing liabilities	$64,398.6	$88.1	0.55	$154.2	0.96	$(66.1)	(0.41)
Net interest income/net interest spread		$65.8	0.36	$61.5	0.31	$4.3	0.05

Six Months Ended June 30, 2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$62,642.0	$156.6	0.50	$254.7	0.82	$(98.1)	(0.32)
Mortgage loans held for portfolio	3,084.9	60.5	3.95	62.5	4.09	(2.0)	(0.14)
All other interest-earning assets	18,674.2	115.3	1.24	123.1	1.33	(7.8)	(0.09)
Total interest-earning assets	$84,401.1	$332.4	0.80	$440.3	1.06	$(107.9)	(0.26)
Liabilities:
Consolidated obligation bonds	$45,834.3	$156.3	0.69	$287.8	1.27	$(131.5)	(0.58)
All other interest-bearing liabilities	35,293.3	19.5	0.11	19.5	0.11	—	—
Total interest-bearing liabilities	$81,127.6	$175.8	0.44	$307.3	0.77	$(131.5)	(0.33)
Net interest income/net interest spread		$156.6	0.36	$133.0	0.29	$23.6	0.07

Six Months Ended June 30, 2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$47,773.6	$126.9	0.54	$249.3	1.05	$(122.4)	(0.51)
Mortgage loans held for portfolio	3,185.9	66.2	4.19	67.5	4.27	(1.3)	(0.08)
All other interest-earning assets	16,891.2	112.7	1.35	118.1	1.41	(5.4)	(0.06)
Total interest-earning assets	$67,850.7	$305.8	0.91	$434.9	1.29	$(129.1)	(0.38)
Liabilities:
Consolidated obligation bonds	$37,842.9	$166.0	0.88	$294.3	1.57	$(128.3)	(0.69)
All other interest-bearing liabilities	26,097.8	11.7	0.09	11.7	0.09	—	—
Total interest-bearing liabilities	$63,940.7	$177.7	0.56	$306.0	0.96	$(128.3)	(0.40)
Net interest income/net interest spread		$128.1	0.35	$128.9	0.33	$(0.8)	0.02
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives increased net interest income and net interest spread for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015. The use of derivatives had little impact on net interest income and net interest spread for the six months ended June 30, 2014. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.
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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the second quarter of 2015 was $0.3 million compared to $0.4 million for the same period in 2014.

For the six months ended June 30, 2015 and 2014, the provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(0.2) million and $(3.5) million, respectively. The benefit was primarily due to a decrease in delinquencies, overall improvement in the housing market and a change in the allowance estimate as a result of the adoption of certain provisions of AB 2012-02 which is discussed in more detail in the Financial Condition section of this Item 2.

Other Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Total OTTI losses	$(1.5)	$—	$(1.5)	$—
OTTI losses reclassified to AOCI	1.0	—	1.0	—
Net OTTI losses, credit portion	(0.5)	—	(0.5)	—
Net gains (losses) on trading securities	(10.1)	6.8	(3.3)	16.6
Net gains (losses) on derivatives and hedging activities	29.1	(9.5)	21.5	(18.7)
Gains on litigation settlements, net	—	—	15.3	36.6
Standby letters of credit fees	7.0	3.9	12.9	7.9
Other, net	0.7	1.2	1.3	1.7
Total other noninterest income	$26.2	$2.4	$47.2	$44.1

The Bank's higher total other noninterest income for the second quarter of 2015 compared to the same prior year period was due primarily to net gains on derivatives and hedging activities and higher standby letters of credit fees partially offset by net losses on trading securities. The Bank's higher total noninterest income for first half of 2015 compared to the same prior year period was due primarily to net gains on derivatives and hedging activities and higher standby letter of credit fees. These were partially offset by lower gains on litigation settlements, net of legal fees and expenses, arising from investments the Bank made in private label MBS and net losses on trading securities. The net losses on trading securities reflects the impact of fair market value changes on the Agency investments held in the Bank's trading portfolio. The activity related to derivatives and hedging activity is discussed in more detail below. The increase in standby letters of credit fees was due to higher volume and an increase in the rate on letters of credit.

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

The following tables detail the net effect of derivatives and hedging activities for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30, 2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.2)	$—	$(1.1)	$3.2	$—	$0.9
Net interest settlements included in net interest income(2)	(48.4)	(4.4)	—	62.3	—	9.5
Total effect on net interest income	$(49.6)	$(4.4)	$(1.1)	$65.5	$—	$10.4
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.5	$2.2	$—	$0.1	$—	$2.8
Gains (losses) on derivatives not receiving hedge accounting	0.7	17.6	8.6	(0.8)	0.2	26.3
Total net gains (losses) on derivatives and hedging activities	$1.2	$19.8	$8.6	$(0.7)	$0.2	$29.1
Total net effect of derivatives and hedging activities	$(48.4)	$15.4	$7.5	$64.8	$0.2	$39.5

	Three months ended June 30, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.8)	$—	$(0.6)	$7.0	—	$4.6
Net interest settlements included in net interest income(2)	(56.6)	(2.8)	—	59.1	—	(0.3)
Total effect on net interest income	$(58.4)	$(2.8)	$(0.6)	$66.1	$—	$4.3
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$(0.5)	$—	$1.7	$—	$1.5
Gains (losses) on derivatives not receiving hedge accounting	(3.1)	(26.1)	(3.0)	21.2	—	(11.0)
Total net gains (losses) on derivatives and hedging activities	$(2.8)	$(26.6)	$(3.0)	$22.9	$—	$(9.5)
Total net effect of derivatives and hedging activities	$(61.2)	$(29.4)	$(3.6)	$89.0	$—	$(5.2)

	Six months ended June 30, 2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.7)	$—	$(2.0)	$7.6	$—	$2.9
Net interest settlements included in net interest income(2)	(95.4)	(7.8)	—	123.9	—	$20.7
Total effect on net interest income	$(98.1)	$(7.8)	$(2.0)	$131.5	$—	$23.6
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.7	$1.9	$—	$0.8	$—	$3.4
Gains (losses) on derivatives not receiving hedge accounting	(3.9)	(6.7)	5.4	23.0	0.3	$18.1
Total net gains (losses) on derivatives and hedging activities	$(3.2)	$(4.8)	$5.4	$23.8	$0.3	$21.5
Total net effect of derivatives and hedging activities	$(101.3)	$(12.6)	$3.4	$155.3	$0.3	$45.1

	Six months ended June 30, 2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(5.4)	$—	$(1.3)	$14.7	$—	$8.0
Net interest settlements included in net interest income(2)	(117.0)	(5.4)	—	113.6	—	(8.8)
Total effect on net interest income	$(122.4)	$(5.4)	$(1.3)	$128.3	$—	$(0.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.1	$(0.9)	$—	$1.8	$—	$2.0
Gains (losses) on derivatives not receiving hedge accounting	(5.0)	(48.9)	(7.4)	40.3	0.3	(20.7)
Total net gains (losses) on derivatives and hedging activities	$(3.9)	$(49.8)	$(7.4)	$42.1	$0.3	$(18.7)
Total net effect of derivatives and hedging activities	$(126.3)	$(55.2)	$(8.7)	$170.4	$0.3	$(19.5)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). During the second quarter of 2015, total ineffectiveness related to these fair value hedges resulted in net gains of $2.8 million compared to net gains of $1.5 million during the second quarter of 2014. For the six months ended June 30, 2015 and 2014, the Bank recorded net gains of $3.4 million and $2.0 million, respectively. The total notional amount increased to $35.6 billion at June 30, 2015 from $32.2 billion at December 31, 2014. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $26.3 million in the second quarter of 2015 compared to net losses of $(11.0) million for the second quarter of 2014. The gains on economic hedges during the second quarter of 2015 were primarily driven by an increase in the notional amounts of economic asset swaps and an increase in interest rates. For the six months ended June 30, 2015, the Bank recorded net gains of $18.1 million compared to net losses of $(20.7) million, respectively. For the first half of 2015 and 2014, gains and losses on economic hedges were driven by changes to the composition of the economic hedge portfolio as well as changes in interest rates. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $11.0 billion at June 30, 2015 and $12.7 billion at December 31, 2014.

Other Expense

The Bank's total other expenses decreased $0.8 million, to $17.4 million, for the three months ended June 30, 2015 compared to the same prior year period. The Bank's total other expenses decreased $1.9 million, to $35.4 million, for the first half of 2015 compared to the same prior year period. Both decreases were due primarily to lower legal expenses in 2015.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2014 Form 10-K.

Assets

Total assets were $94.0 billion at June 30, 2015, compared to $85.7 billion at December 31, 2014. The increase was primarily due to higher advances, which totaled $71.5 billion at June 30, 2015, an increase of $8.1 billion compared to $63.4 billion at December 31, 2014. Advance volume growth was broad-based across member classifications due to increased liquidity needs and loan demand.

The Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. For additional information, refer to the Legislative and Regulatory Developments section of Item 2. in this Form 10-Q.

Advances. Advances (par) totaled $71.3 billion at June 30, 2015 compared to $63.1 billion at December 31, 2014. At June 30, 2015, the Bank had advances outstanding to 188 borrowing members, compared to 189 borrowing members at December 31, 2014. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest borrowers represented 73.7% of total advances as of June 30, 2015 compared to 73.8% at December 31, 2014.

The following table provides information on advances at par by product type at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
in millions	2015	2014
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$10,834.6	$9,314.7
Core (Term)	21,692.2	21,242.2
Returnables	4,500.0	—
Total adjustable/variable-rate indexed	$37,026.8	$30,556.9
Fixed-rate:
Repo/Mid-Term Repo	$24,920.3	$23,672.3
Core (Term)	7,225.4	6,723.8
Total fixed-rate	$32,145.7	$30,396.1
Convertible	$1,835.0	$1,923.0
Amortizing/mortgage-matched:
Core (Term)	$251.9	$250.0
Total par balance	$71,259.4	$63,126.0

The Bank had no outstanding putable advances at June 30, 2015 or December 31, 2014. In the second quarter of 2015, the Bank introduced a new adjustable, returnable advance product which has a floating rate and can be returned at a predetermined time.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding average advance balance during the six months ended June 30, 2015 and the year ended December 31, 2014.

	June 30,	December 31,
Member Asset Size	2015	2014
Less than $100 million	19	25
Between $100 million and $500 million	108	130
Between $500 million and $1 billion	39	45
Between $1 billion and $5 billion	30	33
Greater than $5 billion	20	19
Total borrowing members during the period	216	252
Total membership	307	304
Percentage of members borrowing during the period	70.4%	82.9%
Total borrowing members with outstanding loan balances at period-end	188	189
Percentage of members borrowing at period-end	61.2%	62.2%

During the first six months of 2015, the Bank has experienced a net increase of three members. The Bank added eight new members and lost five members. These five members merged with other institutions within the Bank's district.

The following table provides information at par on advances by member classification at June 30, 2015 and December 31, 2014. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

(in thousands)	June 30, 2015	December 31, 2014	Increase/(Decrease)
Member Classification
Large	$53,760.2	$47,825.2	12.4%
Regional	8,769.2	8,041.9	9.0
Mid-size	3,063.7	2,657.6	15.3
CFI (1)	3,873.8	3,963.9	(2.3)
Insurance	1,783.4	633.4	181.6
Non-member	9.1	4.0	127.5
Total	$71,259.4	$63,126.0	12.9%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

As of June 30, 2015, total advances increased 12.9% compared with balances at December 31, 2014. Increased advance volumes occurred across all of the member classifications with the exception of CFI, whose slight decline was primarily attributable to a reclassification of one member to Mid-size during the second quarter of 2015.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2015.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, decreased $70.3 million, to $3.1 billion at June 30, 2015. This decline was primarily driven by the continued runoff of the existing MPF Plus portfolio. The Bank’s focus is on purchasing MPF loans originated by community and regional member banks in its district rather than large national originators. In the second quarter of 2015, the Bank introduced a new MPF product called MPF 35. It is similar to the Original MPF product but has a credit enhancement (CE) fee structure that is based partly on performance, a first loss account (FLA) equal to 35 basis points, and an option for the participating financial institution's (PFI) CE obligation to be covered by a third party. In the third quarter of 2015, the Bank introduced a new MPF product called MPF Direct. It is operationally similar to MPF Xtra and allows PFIs to sell residential, jumbo fixed-rate mortgages to FHLBank Chicago, which concurrently sells them to a third party on a nonrecourse basis. PFIs which have completed all required documentation and training are eligible to offer the product. MPF Direct does not have the credit structure of the traditional MPF Program, and there is no CE obligation assumed by the PFI or the Bank and no CE fees are paid. The Bank receives a nominal fee for facilitating MPF Direct transactions. Given the arrangement, these loans will not be reported on the Bank's Statement of Condition.

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

(in millions)	June 30, 2015	December 31, 2014
Advances(1)	$71,489.2	$63,408.4
Mortgage loans held for portfolio, net(2)	3,053.0	3,123.3
Nonaccrual mortgage loans(3)	39.0	44.6
Mortgage loans 90 days or more delinquent and still accruing interest(4)	5.0	6.8
BOB loans, net	11.0	11.6
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs of $12.7 million at June 30, 2015 and $12.8 million at December 31, 2014.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has remained stable since year-end 2014 and the Original MPF portfolio continues to out-perform the market based on national delinquency statistics. As of June 30, 2015, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the Original MPF portfolio and 3.6% of the MPF Plus portfolio compared with 0.6% and 3.8%, respectively, at December 31, 2014.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the FLA. Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at June 30, 2015 and December 31, 2014.

	MPF CE structure June 30, 2015		ACL June 30, 2015
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
Original MPF	$3.5	$163.7	$4.6	$(4.3)	$0.3
MPF Plus	19.3	33.6	13.9	(7.9)	6.0
Total	$22.8	$197.3	$18.5	$(12.2)	$6.3

	MPF CE structure December 31, 2014		ACL December 31, 2014
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
Original MPF	$3.2	$157.2	$3.5	$(2.9)	$0.6
MPF Plus	20.0	35.8	15.7	(9.0)	6.7
Total	$23.2	$193.0	$19.2	$(11.9)	$7.3

Investments. At June 30, 2015, the sum of the Bank's interest-bearing deposits and Federal funds sold decreased approximately $1.8 billion from December 31, 2014 to $2.8 billion. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities including trading, AFS, and HTM securities, totaled $11.1 billion at June 30, 2015 compared to $11.9 billion at December 31, 2014. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2015	December 31, 2014
Trading securities:
Mutual funds	$5.2	$4.7
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	364.8	276.3
Total trading securities	$370.0	$281.0
Yield on trading securities	2.92%	2.86%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	3,027.8	3,233.7
State or local agency obligations	90.1	99.0
MBS:
Other U.S. obligations single family MBS	298.7	329.4
GSE single-family MBS	2,667.4	2,882.1
GSE multifamily MBS	854.2	879.8
Private label residential MBS	907.9	971.1
Private label home equity line of credit (HELOCs)	10.5	11.7
Total AFS securities	$7,858.6	$8,408.8
Yield on AFS securities	1.92%	1.73%
HTM securities:
GSE securities	$11.5	$13.0
State or local agency obligations	175.7	184.4
MBS:
Other U.S. obligations single family MBS	974.0	1,122.5
GSE single-family MBS	348.5	417.2
GSE multifamily MBS	770.1	818.1
Private label residential MBS	589.4	691.6
Total HTM securities	$2,869.2	$3,246.8
Yield on HTM securities	2.06%	2.04%
Total investment securities	$11,097.8	$11,936.6
Yield on total investment securities	1.99%	1.84%

The increase in yield on AFS securities from 1.73% at December 31, 2014 to 1.92% at June 30, 2015 was due primarily to the increase in yield on four securities that have previously incurred OTTI. Recoveries of OTTI occur through interest income, which happen if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment.

As of June 30, 2015, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,168.9	$4,198.4
Fannie Mae	2,267.1	2,283.9
Federal Farm Credit Banks	1,528.5	1,528.5
Ginnie Mae	1,025.2	1,031.1
Total	$8,989.7	$9,041.9

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of June 30, 2015, the Bank was obligated to fund approximately $198.6 million in additional advances and BOB loans, $23.3 million of mortgage loans and $20.5 billion in outstanding standby letters of credit, and to issue $855.5 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operating risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. The framework also assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $462 million as of June 30, 2015.

Retained earnings increased $17.3 million to $854.8 million at June 30, 2015, compared to $837.5 million at December 31, 2014. The increase in retained earnings during the first six months of 2015 reflected net income that was offset by $134.4 million of dividends paid. Total retained earnings at June 30, 2015 included unrestricted retained earnings of $713.2 million and restricted retained earnings (RRE) of $141.6 million.

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

	June 30,	December 31,
(in millions)	2015	2014
Permanent capital:
Capital stock (1)	$3,425.8	$3,041.6
Retained earnings	854.8	837.5
Total permanent capital	$4,280.6	$3,879.1
RBC requirement:
Credit risk capital	$514.2	$544.8
Market risk capital	108.7	107.0
Operations risk capital	186.9	195.6
Total RBC requirement	$809.8	$847.4
Excess permanent capital over RBC requirement	$3,470.8	$3,031.7
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

On June 24, 2015, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2015. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2015.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at June 30, 2015.

	June 30,	December 31,
(dollars in millions)	2015	2014
Regulatory Capital Ratio
Minimum regulatory capital (4.0% of total assets)	$3,761.6	$3,427.1
Regulatory capital	4,280.6	3,879.1
Total assets	94,039.5	85,677.1
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.6%	4.5%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,702.0	$4,283.9
Leverage capital (regulatory capital multiplied by a 1.5 weighting factor)	6,420.8	5,818.7
Leverage ratio (leverage capital as a percentage of total assets)	6.8%	6.8%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	June 30, 2015		December 31, 2014
Commercial banks	176	$2,986.7	179	$2,687.5
Thrifts	70	263.5	72	254.9
Insurance companies	13	133.6	10	57.1
Credit unions	46	41.1	42	41.4
Community Development Financial Institution (CDFI)	2	0.3	1	0.1
Total member institutions / total GAAP capital stock	307	$3,425.2	304	$3,041.0
Mandatorily redeemable capital stock		0.6		0.6
Total capital stock		$3,425.8		$3,041.6

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

During the six months ended June 30, 2015, the Bank updated its Critical Accounting Policy and Estimates for its Allowance for Credit Losses on Mortgage Loans Held for Portfolio as a result of adoption of the charge-off provisions of the Finance Agency Advisory Bulletin 2012-02, as clarified by Advisory Bulletin 2013-02 (AB 2012-02). AB 2012-02 requires the Bank to charge off the portion of a loan deemed to be a loss. Beginning January 1, 2015, the Bank reduced its loan balance and the related allowance for loan losses by the amount of the charge-off, or established a CE Receivable for losses expected to be recovered through the CE of the MPF Program. This adoption had an immaterial impact on the Bank's financial statements.

The Bank made no other changes to its critical accounting policies during the six months ended June 30, 2015.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressful housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended June 30, 2015 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of June 30, 2015. The more stressful scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

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

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05. On July 14, 2015, the Finance Agency published an advisory bulletin establishing a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be determined at year-end and calculated using annual average par values. The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining at least this level;

•	when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

Advances are central to the Bank’s mission and, along with MPF loans, are critical to the Bank’s continuing ability to meet the needs of its membership and their communities. For the six months ended June 30, 2015, the average par amounts for advances and MPF loans totaled $65.4 billion. The Bank's plan is to keep this mission activity above 70% of average par consolidated obligation balances. At June 30, 2015, this percentage was 81.4%.

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

The MV/CS ratio was 130.0% at June 30, 2015 and 135.3% at December 31, 2014. The decline was primarily due to the increase in capital stock balances as a result of advance growth.

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

Results of the Finance Agency Stress Tests Severely Adverse Scenario. The Finance Agency requires the FHLBanks to conduct annual stress testing to determine whether the FHLBanks have the capital necessary to absorb losses under adverse economic conditions. The FHLBanks must also consider the results when making changes to capital structure; when assessing exposures, concentrations, and risk positions; and in improving overall risk management. The Finance Agency provided the inputs and key assumptions, and the results should not be viewed as a forecast of expected likely outcomes of future results. Results were projected over a nine-quarter period from the fourth quarter of 2014 to the fourth quarter of 2016, starting with September 30, 2014 balances.

In addition, the FHLBanks are required to disclose the results of the severely adverse stress test scenario. The Bank disclosed on its website the results of the severely adverse stress test scenario on July 23, 2015. The Bank's severely adverse stress test scenario results demonstrated capital adequacy as projected regulatory capital and leverage capital ratios exceeded regulatory requirements. The Bank regularly uses stress tests including those required by the Dodd-Frank Act in capital planning to measure the exposure to material risks and to evaluate the adequacy of capital resources available to absorb potential losses arising from those risks.

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

The Bank's Market Risk Models. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. Based on the results of management’s regular review process, a sub-committee of the Bank’s Asset and Liability Committee (ALCO) reviewed and approved prepayment model changes during the second quarter of 2015, which reduced projected prepayment speeds and aligns modeled prepayments more closely with actual portfolio experience.

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

The following table presents the Bank's duration of equity exposure at June 30, 2015 and December 31, 2014. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and is therefore not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual duration of equity:
June 30, 2015	0.7	0.9	1.3
December 31, 2014	(0.4)	0.7	1.5

Duration of equity changes from prior year-end primarily reflect the net effect of the prepayment model changes noted above which increased duration and associated balance sheet management actions to offset the increase. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. Beginning December 31, 2014, the Bank began using ROE spread as the basis for this measure. ROE spread is defined as the Bank's return on average equity, including capital stock and retained earnings, in excess of the average of 3-month LIBOR. ROE spread volatility is a measure of the variability of the Bank’s projected ROE spread in response to shifts in interest rates and represents the change in ROE spread compared to the current base forecasted ROE spread. ROE spread volatility is measured over a rolling forward 12 month period for selected interest rate scenarios and excludes the income sensitivity resulting from mark-to-market changes which are separately described below.
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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
June 30, 2015	48	2	93	114
December 31, 2014	19	(25)	92	125

The changes in ROE spread volatility from December 31, 2014 were mainly the result of the prepayment model changes noted above, which had a varying effect on ROE spread volatility, as well as balance sheet management actions. The Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at June 30, 2015 and December 31, 2014.

Mark-to-Market Risk. The Bank measures earnings risk associated with certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate and volatility shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank's Capital Markets and Corporate Risk Management also monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

During the first six months of 2015, the daily limit of mark-to-market risk as approved by the Board was $3.5 million, and the Bank's ALCO operating guideline was $2.8 million. The exposure exceeded the operating guideline on a limited number of days during the second quarter of 2015; however, it was within the Board limit during all days of the second quarter of 2015. At June 30, 2015, mark-to-market risk measured $1.9 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure to the Bank or TCE, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At June 30, 2015, aggregate TCE was $92.7 billion, comprised of approximately $71.3 billion in advance principal outstanding, $20.9 billion in letters of credit (including $204.0 million in forward commitments), $197.0 million in advance commitments, and $0.3 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

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

During the first six months of 2015, there were six failures of FDIC-insured institutions nationwide. None of those institutions was a member of the Bank.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member advance exposure; losses have been reserved for the MPF program.

The following table presents the Bank’s top ten financial institutions with respect to their TCE at June 30, 2015.

	June 30, 2015
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$27,929.1	30.1%
Santander Bank, N.A., DE (2)	12,284.8	13.3
Chase Bank USA, N.A., DE	10,302.7	11.1
TD Bank, National Association, DE	10,089.7	10.9
Ally Bank, UT (3)	7,923.7	8.6
Citizens Bank of Pennsylvania, PA (4)	2,984.7	3.2
Customers Bank, PA	2,519.0	2.7
First National Bank of Pennsylvania, PA	1,246.7	1.3
Northwest Savings Bank, PA	1,209.0	1.3
First Commonwealth Bank, PA	1,158.9	1.3
	$77,648.3	83.8%
Other financial institutions	15,003.4	16.2
Total TCE outstanding	$92,651.7	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of June 30, 2015.

	June 30, 2015
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$21,870.1	30.7%
Chase Bank USA, N.A., DE	10,300.0	14.5
Santander Bank, N.A., DE (2)	9,420.0	13.2
Ally Bank, UT (3)	7,920.0	11.1
TD Bank, National Association, DE	3,000.0	4.2
Customers Bank, PA	1,388.0	1.9
Citizens Bank of Pennsylvania, PA (4)	1,250.0	1.8
First National Bank of Pennsylvania, PA	1,240.0	1.7
First Commonwealth Bank, PA	1,129.2	1.6
MetLife Insurance Company USA, NJ (5)	935.0	1.3
	$58,452.3	82.0%
Other borrowers	12,807.1	18.0
Total advances	$71,259.4	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.
(5) For Bank membership purposes, principal place of business is Wilmington, DE.

The average year-to-date June 30, 2015 balances for the ten largest borrowers totaled $51.0 billion, or 81.8% of total average advances outstanding. During the six months ended June 30, 2015, the maximum outstanding balance to any one borrower was $21.9 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of June 30, 2015 and December 31, 2014. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances.

(dollars in millions)	June 30, 2015	December 31, 2014
Letters of credit:
Public unit deposit	$20,465.2	$19,918.8
Other	22.6	23.3
Total (1)	$20,487.8	$19,942.1
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $204.0 million and $146.8 million, respectively.

At June 30, 2015, the Bank had a concentration of letters of credit with two members (PNC Bank and TD Bank) totaling $12.9 billion or 62.3% of the total outstanding amount. At December 31, 2014, $13.4 billion or 67.0% were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. During the second quarter of 2015, the Bank expanded its acceptance of the currently eligible U.S. government securities category to include U.S. Treasury Interest-Only Strips (UST IO Strips). With this recent change, the Bank now accepts both UST Principal-Only (PO) and IO Strips at a standard collateral value of 90 percent. Refer to the Risk Management section of the Bank's 2014 Form 10-K for additional information related to the Bank’s Collateral Policy.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2015 and December 31, 2014. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	June 30, 2015		December 31, 2014
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$81,983.2	42.5%	$78,615.9	43.0%
High quality investment securities(1)	8,478.9	4.4	6,070.2	3.3
ORERC/CFI eligible collateral	87,293.1	45.3	83,472.1	45.6
Multi-family residential mortgage loans	15,072.4	7.8	14,758.0	8.1
Total eligible collateral value	$192,827.6	100.0%	$182,916.2	100.0%
Total TCE	$92,651.7		$83,539.1
Collateralization ratio (eligible collateral value to TCE outstanding)	208.1%		219.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, GSE MBS commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its valuation of the collateral. In addition, municipal securities with a real estate connection (e.g. include a lien on real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities.

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$64,946.7	38.4%	$11,865.2	82.4%	$228.8	29.0%	$77,040.7	41.8%
High quality investment securities(1)	5,696.0	3.4	2,540.6	17.6	73.7	9.4	8,310.3	4.5
ORERC/CFI eligible collateral	83,555.0	49.4	—	—	462.1	58.7	84,017.1	45.6
Multi-family residential mortgage loans	14,872.2	8.8	—	—	22.6	2.9	14,894.8	8.1
Total eligible collateral value	$169,069.9	100.0%	$14,405.8	100.0%	$787.2	100.0%	$184,262.9	100.0%
Total TCE	$80,474.6	86.8%	$12,096.6	13.1%	$80.5	0.1%	$92,651.7	100.0%
Number of members	201	92.2%	9	4.1%	8	3.7%	218	100.0%

	December 31, 2014
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$62,977.8	38.8%	$11,047.9	86.6%	$234.4	27.4%	$74,260.1	42.2%
High quality investment securities(1)	4,254.0	2.6	1,710.4	13.4	75.1	8.8	6,039.5	3.4
ORERC/CFI eligible collateral	80,563.3	49.6	—	—	521.6	61.0	81,084.9	46.1
Multi-family residential mortgage loans	14,570.9	9.0	—	—	24.0	2.8	14,594.9	8.3
Total eligible collateral value	$162,366.0	100.0%	$12,758.3	100.0%	$855.1	100.0%	$175,979.4	100.0%
Total TCE	$74,056.7	88.7%	$9,393.2	11.2%	$89.2	0.1%	$83,539.1	100.0%
Number of members	208	92.8%	8	3.6%	8	3.6%	224	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A.A, which the Bank considers as part of its valuation of the collateral. In addition, municipal securities with a real estate connection (e.g. include a lien on real estate) and REFCORP bonds have been added to the Bank's definition of high quality investment securities. Members under blanket lien delivered status have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily, and private label residential MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

Investment Quality and External Credit Ratings. The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of June 30, 2015 and December 31, 2014, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.7 billion and $2.0 billion, respectively.

The following tables present the Bank’s investment carrying values as of June 30, 2015 and December 31, 2014 based on the lowest long-term credit rating from the NRSROs (Moody’s, S&P and Fitch).

	June 30, 2015 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$450.0	$2,280.0	$80.0	$—	$2,810.0
Total money market investments	—	450.0	2,280.0	80.0	—	2,810.0
Investment securities:
GSE and TVA obligations	—	3,404.1	—	—	—	3,404.1
State or local agency obligations	14.3	204.7	46.8	—	—	265.8
Total non-MBS	14.3	3,608.8	46.8	—	—	3,669.9
Other U.S. obligations single family MBS	—	1,272.7	—	—	—	1,272.7
GSE single-family MBS	—	3,015.9	—	—	—	3,015.9
GSE multifamily MBS	—	1,624.3	—	—	—	1,624.3
Private label residential MBS	—	4.0	16.3	243.7	1,230.3	1,494.3
HELOCs	—	—	—	—	10.5	10.5
Total MBS	—	5,916.9	16.3	243.7	1,240.8	7,417.7
Total investments	$14.3	$9,975.7	$2,343.1	$323.7	$1,240.8	$13,897.6

	December 31, 2014 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Federal funds sold	$—	$800.0	$3,555.0	$230.0	$—	$4,585.0
Total money market investments	—	800.0	3,555.0	230.0	—	4,585.0
Investment securities:
GSE and TVA obligations	—	3,523.0	—	—	—	3,523.0
State or local agency obligations	12.9	270.5	—	—	—	283.4
Total non-MBS	12.9	3,793.5	—	—	—	3,806.4
Other U.S. obligations single family MBS	—	1,451.9	—	—	—	1,451.9
GSE single-family MBS	—	3,299.3	—	—	—	3,299.3
GSE multifamily MBS	—	1,697.9	—	—	—	1,697.9
Private label residential MBS	—	4.7	26.5	277.1	1,350.8	1,659.1
HELOCs	—	—	—	—	11.7	11.7
Total MBS	—	6,453.8	26.5	277.1	1,362.5	8,119.9
Total investments	$12.9	$11,047.3	$3,581.5	$507.1	$1,362.5	$16,511.3
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $7.2 million and $6.7 million at June 30, 2015 and December 31, 2014, respectively.
(2) Balances exclude $3.0 million and $3.6 million pertaining to one unrated private label MBS security at June 30, 2015 and December 31, 2014, respectively.
(3) Balances exclude total accrued interest of $21.6 million and $21.8 million at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, the Bank had unsecured exposure to seven counterparties totaling $2.8 billion with five counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at June 30, 2015 and December 31, 2014. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions) Carrying Value (1)
	June 30, 2015	December 31, 2014
Federal funds sold	$2,810.0	$4,585.0
Total	$2,810.0	$4,585.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of June 30, 2015, 90.7% of the Bank’s unsecured investment credit exposure in Federal funds sold were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

Finance Agency regulations include limits on the amount of unsecured credit the Bank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of the Bank's total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. This percentage is 1% to 15% and is based on the counterparty's credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments, and derivative transactions.

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2015, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
June 30, 2015 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$180.0	$80.0	$260.0
U.S. branches and agency offices of foreign commercial banks:
Australia	450.0	—	—	450.0
Canada	—	500.0	—	500.0
Finland	—	500.0	—	500.0
Netherlands	—	600.0	—	600.0
Sweden	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	450.0	2,100.0	—	2,550.0
Total unsecured investment credit exposure	$450.0	$2,280.0	$80.0	$2,810.0

(in millions)
December 31, 2014 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$680.0	$80.0	$760.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	680.0	230.0	910.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	1,375.0	—	1,375.0
Finland	—	500.0	—	500.0
Netherlands	—	500.0	—	500.0
Norway	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,875.0	—	3,675.0
Total unsecured investment credit exposure	$800.0	$3,555.0	$230.0	$4,585.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after June 30, 2015.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either June 30, 2015 or December 31, 2014.

At June 30, 2015 and December 31, 2014, all the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE/TVA securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $3.7 billion and $3.8 billion at June 30, 2015 and December 31, 2014, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio decreased $536.2 million from December 31, 2014 to $5.9 billion at June 30, 2015. This decrease was due to paydowns and decrease in fair value of the securities. partially offset by purchases of $76.9 million of securities.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank’s private label MBS portfolio decreased $166.6 million from December 31, 2014 to $1.5 billion at June 30, 2015. This decline was due to repayments.

Unrealized gains in AOCI decreased from $94.5 million at December 31, 2014 to $84.2 million at June 30, 2015. The decrease was due to repayments on the securities as the price remained constant at 88 at both June 30, 2015 and December 31, 2014. These fair values are determined using unobservable inputs (i.e., Level 3) derived from four third-party pricing services. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in the Bank's 2014 Form 10-K.

Approximately 20% of the Bank’s MBS portfolio at June 30, 2015 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par, collateral type, and the security's credit rating as of June 30, 2015. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AA	$—	$—	$—	$4.0	$4.0
A	—	—	—	7.4	7.4
BBB	—	—	19.1	151.4	170.5
Below investment grade:
BB	—	—	35.3	112.5	147.8
B	—	—	13.9	72.1	86.0
CCC	—	7.3	5.3	24.5	37.1
CC	—	19.6	4.9	—	24.5
C	16.2	58.3	—	—	74.5
D	197.9	111.3	35.5	—	344.7
Unrated	—	—	—	3.0	3.0
Total	$214.1	$196.5	$114.0	$374.9	$899.5
Amortized cost	$165.3	$166.4	$105.9	$372.4	$810.0
Gross unrealized losses (1)	—	(0.1)	(2.3)	(2.9)	(5.3)
Fair value	191.0	180.9	109.0	371.8	852.7
OTTI (2):
Total OTTI losses	$—	$—	$(1.5)	$—	$(1.5)
OTTI losses reclassified (from) AOCI	—	—	1.0	—	1.0
Net OTTI losses, credit portion	$—	$—	$(0.5)	$—	$(0.5)
Weighted average fair value/par	89.2%	92.1%	95.6%	99.2%	94.8%
Original weighted average credit support	7.2	8.6	4.5	5.6	6.5
Weighted-average credit support - current	—	1.1	8.5	13.1	6.8
Weighted avg. collateral delinquency(3)	12.3	12.3	10.7	9.5	10.9

	Private Label MBS by Vintage - Alt-A (3) (4)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
A	$—	$—	$—	$8.7	$8.7
BBB	—	—	3.2	67.6	70.8
Below investment grade:
BB	—	—	—	5.1	5.1
B	—	—	21.9	6.4	28.3
CCC	—	72.6	42.6	31.8	147.0
CC	—	—	6.9	1.6	8.5
D	161.1	258.2	41.8	—	461.1
Total	$161.1	$330.8	$116.4	$121.2	$729.5
Amortized cost	$124.3	$259.0	$109.4	$116.7	$609.4
Gross unrealized losses (1)	(1.8)	—	(1.2)	(0.5)	(3.5)
Fair value	131.0	287.4	109.8	119.8	648.0
OTTI (2):
Total OTTI losses	$—	$—	$—	$—	$—
OTTI losses reclassified (from) AOCI	—	—	—	—	—
Net OTTI losses, credit portion	$—	$—	$—	$—	$—
Weighted average fair value/par	81.3%	86.9%	94.3%	98.8%	88.8%
Original weighted average credit support	13.3	10.2	6.0	5.4	9.4
Weighted-average credit support - current	—	—	8.0	23.5	5.2
Weighted avg. collateral delinquency(3)	21.7	16.7	9.4	12.9	16.0
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $451.0 million and $434.5 million, respectively at June 30, 2015.
(2) For the six months ended June 30, 2015.
(3) Delinquency information is presented at the cross-collateralization level.
(4) Includes HELOCs.

The Bank’s subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

OTTI. The Bank recognized $0.5 million of credit-related OTTI charges in earnings during the three and six months ended June 30, 2015 and none during 2014. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its second quarter of 2015 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	14.3	8.8	25.8	5.9
Alt-A	13.0	18.4	35.1	5.3
Subprime	5.1	27.4	50.1	36.7
Total Private Label Residential MBS	13.7	13.2	30.1	5.7

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI (in millions) as follows:

(dollars in millions)	June 30, 2015	June 30, 2014
Number of private label MBS with an OTTI charge:
Life-to-date	58	57
Still outstanding	46	47
Total OTTI credit loss recorded life-to-date	$454.5	$454.0
Principal write-downs on private label MBS	(131.5)	(110.7)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(106.0)	(106.0)
Private label MBS matured (less principal write-downs realized)	(4.4)	(3.7)
Remaining amount of previously recognized OTTI credit losses	$212.6	$233.6

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income was $7.1 million and $5.9 million for the second quarter of 2015 and 2014, respectively; $14.1 million and $11.8 million for the first six months of 2015 and 2014, respectively; and $73.6 million life-to-date. The OTTI recovered through interest income was recognized on 37 private label MBS securities for both the six months ended June 30, 2015 and 2014. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There was one transfer during the second quarter of 2015. There were no other transfers during the first six months of 2015, and there were no transfers during the first six months of 2014.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at June 30, 2015. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.1 billion at both June 30, 2015 and December 31, 2014 after an allowance for credit losses of $6.3 million and $7.3 million, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2015, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of June 30, 2015, $50.5 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2015 was $12.0 million and $4.7 million, respectively. As of December 31, 2014, these amounts were $13.9 million and $5.5 million, respectively.

BOB Loans. The Bank's BOB loan program is targeted to small businesses in the Bank's district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. See Item 1. Business in the Bank's 2014 Form 10-K for additional information about the BOB loan program. The allowance for credit losses on BOB loans was $1.8 million for both at June 30, 2015 and December 31, 2014.

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

Bilateral Derivatives. The Bank is subject to non-performance by counterparties to its bilateral derivative transactions. The Bank requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions with counterparties as of June 30, 2015.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2015.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2015 and December 31, 2014.

(in millions)	June 30, 2015
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$10.0	$0.1	$—	$0.1
A	861.7	2.1	(0.4)	1.7
Liability positions with credit exposure:
Cleared derivatives (2)	26,579.6	(106.2)	168.1	61.9
Total derivative positions with credit exposure to non-member counterparties	27,451.3	(104.0)	167.7	63.7
Member institutions (3)	23.3	0.5	—	0.5
Total	$27,474.6	$(103.5)	$167.7	$64.2
Derivative positions without credit exposure	19,172.3
Total notional	$46,646.9

(in millions)	December 31, 2014
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Bilateral derivatives
AA	$200.0	$2.6	$—	$2.6
A	385.0	1.6	—	1.6
Liability positions with credit exposure:
Bilateral derivatives
A	1,325.0	(16.6)	18.0	1.4
Cleared derivatives (2)	23,373.5	(174.9)	204.4	29.5
Total derivative positions with credit exposure to non-member counterparties	25,283.5	(187.3)	222.4	35.1
Member institutions (3)	18.3	0.4	—	0.4
Total	$25,301.8	$(186.9)	$222.4	$35.5
Derivative positions without credit exposure	19,551.2
Total notional	$44,853.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2015. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s bilateral derivative counterparties which represent more than 10% of the Bank’s total bilateral notional amount outstanding and net credit exposure as of June 30, 2015 and December 31, 2014.

Notional Greater Than 10%	June 30, 2015			December 31, 2014
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	BBB	$4,574.9	22.8	A	$4,567.4	21.3
Morgan Stanley Capital	A	4,053.6	20.2	BBB	3,328.6	15.5
JP Morgan Chase Bank, NA	A	2,205.3	11.0	A	2,885.6	13.4
Barclays Bank	A	2,073.9	10.3	(1)	(1)	(1)
All others	n/a	7,159.6	35.7	n/a	10,697.9	49.8
Total		$20,067.3	100.0		$21,479.5	100.0

Net Credit Exposure Greater Than 10%	June 30, 2015			December 31, 2014
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
BNP Paribas	A	$1.7	75.6	(3)	(3)	(3)
Royal Bank of Canada	(3)	(3)	(3)	AA	$2.6	43.0
HSBC Bank USA, NA	(2)	(2)	(2)	A	1.2	19.7
Goldman Sachs Group, Inc.	(3)	(3)	(3)	A	0.7	11.3
All others	n/a	0.6	24.4	n/a	1.5	26.0
Total		$2.3	100.0		$6.0	100.0
Notes:
(1) The percentage of notional was not greater than 10%.
(2) The percentage of net credit exposure was not greater than 10%.
(3) The counterparty had no credit exposure for the period-end.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	June 30, 2015			December 31, 2014
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$39.1	$39.1	$39.1	$37.5	$37.5	$37.8
United Kingdom	16.0	11.0	9.4	25.7	20.7	20.6
Germany	24.9	9.9	14.2	41.6	26.6	27.6
Total	$80.0	$60.0	$62.7	$104.8	$84.8	$86.0
Note: The average maturity of these derivative contracts is January 2019 and October 2018 at June 30, 2015 and December 31, 2014, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	June 30, 2015			December 31, 2014
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$2.7	$0.4	$0.8	$0.6	$0.6	$3.1
United Kingdom	—	—	—	3.8	2.6	3.9
Switzerland	—	—	—	0.4	—	—
Total	$2.7	$0.4	$0.8	$4.8	$3.2	$7.0
Note: The average maturity of these derivative contracts is August 2019 and March 2019 at June 30, 2015 and December 31, 2014, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligations bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of June 30, 2015. These ratings measure the likelihood of timely payment of principal and interest. At June 30, 2015, the Bank’s consolidated obligation bonds outstanding increased to $47.6 billion compared to $43.7 billion at December 31, 2014. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding were $41.1 billion at June 30, 2015 and $37.1 billion at December 31, 2014.

During the first half of 2015, short-term funding spreads relative to LIBOR remained relatively stable. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At June 30, 2015, callable bonds issued by the Bank were up approximately $569 million from December 31, 2014. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2014 Form 10-K for additional information. The Bank was in compliance with these requirements at June 30, 2015.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At June 30, 2015 and December 31, 2014, excess contingency liquidity was approximately $19.6 billion and $19.7 billion, respectively.

Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2014 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2014 Form 10-K for additional information.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest income:
Advances	$81,632	$62,021	$155,373	$121,994
Prepayment fees on advances, net	248	1,810	1,316	4,901
Interest-bearing deposits	73	97	152	180
Securities purchased under agreements to resell	180	8	341	21
Federal funds sold	1,487	954	2,866	1,659
Trading securities	2,215	1,929	4,212	3,767
Available-for-sale (AFS) securities	37,457	34,949	74,690	67,833
Held-to-maturity (HTM) securities	16,325	19,256	33,028	39,226
Mortgage loans held for portfolio	29,719	32,866	60,475	66,230
Total interest income	169,336	153,890	332,453	305,811
Interest expense:
Consolidated obligations - discount notes	10,283	5,564	19,385	11,600
Consolidated obligations - bonds	77,913	82,480	156,336	166,005
Mandatorily redeemable capital stock	7	20	8	34
Deposits	57	57	112	112
Other borrowings	3	1	7	4
Total interest expense	88,263	88,122	175,848	177,755
Net interest income	81,073	65,768	156,605	128,056
Provision (benefit) for credit losses	278	411	(183)	(3,462)
Net interest income after provision (benefit) for credit losses	80,795	65,357	156,788	131,518
Other noninterest income (loss):
Total OTTI losses (Note 5)	(1,509)	—	(1,509)	—
OTTI losses reclassified to AOCI (Note 5)	1,026	—	1,026	—
Net OTTI losses, credit portion (Note 5)	(483)	—	(483)	—
Net gains (losses) on trading securities (Note 2)	(10,133)	6,789	(3,356)	16,581
Net gains (losses) on derivatives and hedging activities (Note 9)	29,133	(9,503)	21,561	(18,702)
Gains on litigation settlements, net	—	—	15,263	36,610
Standby letters of credit fees	7,005	3,941	12,954	7,963
Other, net	708	1,256	1,274	1,705
Total other noninterest income	26,230	2,483	47,213	44,157
Other expense:
Compensation and benefits	9,077	8,674	19,398	19,496
Other operating	5,833	7,618	11,099	13,722
Finance Agency	1,167	984	2,547	2,233
Office of Finance	1,356	981	2,343	1,874
Total other expense	17,433	18,257	35,387	37,325
Income before assessments	89,592	49,583	168,614	138,350
Affordable Housing Program (AHP) assessment	8,960	4,960	16,862	13,838
Net income	$80,632	$44,623	$151,752	$124,512
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	31,884	28,075	30,632	28,570
Basic and diluted earnings per share	$2.53	$1.59	$4.95	$4.36
Dividends per share	$1.09	$1.02	$4.39	$1.59
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$80,632	$44,623	$151,752	$124,512
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS	(24,755)	30,696	(2,267)	55,224
Net non-credit portion of OTTI gains (losses) on AFS securities:
Non-credit OTTI losses transferred from HTM securities	(1,026)	—	(1,026)	—
Net change in fair value of OTTI securities	(11,236)	17,550	(9,175)	18,993
Total net non-credit portion of OTTI gains (losses) on AFS securities	(12,262)	17,550	(10,201)	18,993
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	(1,026)	—	(1,026)	—
Transfer of non-credit portion from HTM to AFS securities	1,026	—	1,026	—
Total net non-credit portion of OTTI losses on HTM securities	—	—	—	—
Reclassification of net losses (gains) included in net income relating to hedging activities	(4)	(1)	(12)	(1)
Pension and post-retirement benefits	82	40	164	79
Total other comprehensive income (loss)	(36,939)	48,285	(12,316)	74,295
Total comprehensive income	$43,693	$92,908	$139,436	$198,807
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$5,377,254	$2,451,131
Interest-bearing deposits	6,485	6,782
Federal funds sold	2,810,000	4,585,000
Investment securities:
Trading securities (Note 2)	369,976	281,016
AFS securities at fair value (Note 3)	7,858,609	8,408,835
HTM securities; fair value of $2,906,101 and $3,286,547 respectively (Note 4)	2,869,192	3,246,788
Total investment securities	11,097,777	11,936,639
Advances, net (Note 6)	71,489,152	63,408,355
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $6,300 and $7,260 respectively (Note 8)	3,052,971	3,123,334
Banking on Business (BOB) loans, net of allowance for credit losses of $1,758 and $1,840, respectively (Note 8)	11,022	11,567
Accrued interest receivable	93,983	86,109
Premises, software and equipment, net	10,390	10,446
Derivative assets (Note 9)	64,152	36,217
Other assets	26,264	21,496
Total assets	$94,039,450	$85,677,076

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	June 30, 2015	December 31, 2014
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$629,258	$601,454
Noninterest-bearing	41,100	39,726
Total deposits	670,358	641,180
Consolidated obligations, net: (Note 10)
Discount notes	41,061,124	37,058,118
Bonds	47,552,947	43,714,510
Total consolidated obligations, net	88,614,071	80,772,628
Mandatorily redeemable capital stock (Note 11)	562	586
Accrued interest payable	103,761	103,151
AHP payable	67,656	55,997
Derivative liabilities (Note 9)	63,375	58,964
Other liabilities	127,561	41,614
Total liabilities	89,647,344	81,674,120
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 34,252 and 30,410 shares	3,425,159	3,040,976
Retained earnings:
Unrestricted	713,242	726,309
Restricted	141,588	111,238
Total retained earnings	854,830	837,547
Accumulated other comprehensive income (AOCI)	112,117	124,433
Total capital	4,392,106	4,002,956
Total liabilities and capital	$94,039,450	$85,677,076
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$151,752	$124,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(39,215)	(28,892)
Net change in derivative and hedging activities	836	39,136
Net OTTI credit losses	483	—
Other adjustments	(183)	(4,170)
Net change in:
Trading securities	(65,022)	(46,254)
Accrued interest receivable	(7,747)	7,149
Other assets	(131)	(1,173)
Accrued interest payable	608	496
Other liabilities	8,518	8,273
Net cash provided by operating activities	$49,899	$99,077
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $297 and $(1,024) from/to other FHLBanks for mortgage loan program)	$79,664	$6,873
Federal funds sold	1,775,000	(100,000)
AFS securities:
Proceeds	2,533,060	1,011,999
Purchases	(1,931,157)	(1,646,437)
HTM securities:
Proceeds from long-term maturities	373,260	353,359
Advances:
Proceeds	262,964,058	323,163,394
Made	(271,097,321)	(327,603,873)
Mortgage loans held for portfolio:
Proceeds	250,063	221,065
Purchases	(192,739)	(142,003)
Proceeds from sales of foreclosed assets	7,211	9,260
Premises, software and equipment:
Proceeds from sale	—	900
Purchases	(1,854)	(1,849)
Net cash (used in) investing activities	$(5,240,755)	$(4,727,312)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Six months ended June 30,
(in thousands)	2015	2014
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$19,959	$17,450
Net payments for derivative contracts with financing element	(16,132)	(16,202)
Net proceeds from issuance of consolidated obligations:
Discount notes	78,981,134	52,114,011
Bonds	14,553,982	8,650,718
Payments for maturing and retiring consolidated obligations:
Discount notes	(74,982,675)	(49,132,530)
Bonds	(10,688,979)	(8,924,964)
Proceeds from issuance of capital stock	1,628,242	963,924
Payments for repurchase/redemption of mandatorily redeemable capital stock	(24)	(5,572)
Payments for repurchase/redemption of capital stock	(1,244,059)	(846,537)
Cash dividends paid	(134,469)	(45,463)
Net cash provided by financing activities	$8,116,979	$2,774,835
Net increase (decrease) in cash and due from banks	$2,926,123	$(1,853,400)
Cash and due from banks at beginning of the period	2,451,131	3,121,345
Cash and due from banks at end of the period	$5,377,254	$1,267,945
Supplemental disclosures:
Interest paid	$197,061	$198,231
AHP payments	5,203	3,494
Transfers of mortgage loans to real estate owned	3,427	7,019
Non-cash transfer of OTTI HTM securities to AFS	3,368	—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Issuance of capital stock	9,639	963,924	—	—	—	—	963,924
Repurchase/redemption of capital stock	(8,466)	(846,537)	—	—	—	—	(846,537)
Net shares reclassified to mandatorily redeemable capital stock	(84)	(8,422)	—	—	—	—	(8,422)
Comprehensive income	—	—	99,609	24,903	124,512	74,295	198,807
Cash dividends	—	—	(45,463)	—	(45,463)	—	(45,463)
June 30, 2014	30,711	$3,071,108	$679,782	$84,986	$764,768	$118,635	$3,954,511

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956
Issuance of capital stock	16,282	1,628,242	—	—	—	—	1,628,242
Repurchase/redemption of capital stock	(12,440)	(1,244,059)	—	—	—	—	(1,244,059)
Comprehensive income (loss)	—	—	121,402	30,350	151,752	(12,316)	139,436
Cash dividends	—	—	(134,469)	—	(134,469)	—	(134,469)
June 30, 2015	34,252	$3,425,159	$713,242	$141,588	$854,830	$112,117	$4,392,106
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Background Information

The Bank, a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). Previously, there were 12 FHLBanks; however, on May 31, 2015, the FHLBank of Seattle merged with the FHLBank of Des Moines. The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business (as defined by Finance Agency regulation) in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet membership regulation standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

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

As provided by the Federal Home Loan Bank Act (FHLBank Act), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 10 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare and issue the combined quarterly and annual financial reports of all 11 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

The Advisory Bulletin also requires the Bank to charge-off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if the Bank subsequently receives full or partial payment of a previously charged-off loan, it may report a recovery of the amount charged-off either through loss reserves or as a reduction in foreclosed property expenses. As required, the Bank adopted the charge-off provisions of the Advisory Bulletin on January 1, 2015. Upon adoption of the charge-off provisions, the Bank’s allowance for loan losses on the impacted loans was eliminated and the corresponding recorded investment in the loans was reduced by the amount charged-off, unless it is expected to be recovered through credit enhancement (CE), for which the Bank recognizes a CE fee receivable. The amount of losses realized on the Bank's loan portfolio will ultimately be the same under the Advisory Bulletin as under the Bank's past accounting practices. However, the timing of when the Bank recognizes those losses in its financial statements will differ. The adoption of the charge-off provisions of the Advisory Bulletin did not have a material impact on the Bank’s financial condition or results of operations.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued revised guidance for revenue recognition. This guidance will increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. The guidance will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition. This guidance, which will be effective for the Bank beginning January 1, 2018, is not expected to materially impact the Bank's financial condition or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued guidance amending the accounting for certain repurchase agreements, including repurchase-to-maturity transactions and repurchase financing transactions. This guidance was effective for the Bank beginning January 1, 2015 and did not have a material impact on the Bank's financial condition or results of operations. The guidance requires expanded disclosures for transactions accounted for as secured borrowings and sales beginning April 1, 2015, which did not impact the Bank's financial statements.

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

Consolidation. In February 2015, the FASB issued amendments to its existing consolidation guidance which may impact the Bank’s evaluation of which entities are considered to be Variable Interest Entities (VIEs) and if the Bank is required to consolidate a VIE. This guidance is effective for the Bank beginning January 1, 2016 and will not impact the Bank's financial condition.

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

Technical Corrections and Improvements. In June 2015, the FASB issued guidance which makes targeted improvements to several areas of its Accounting Standards Codification, including clarification of its guidance for disclosures of recurring and non-recurring fair value measurements. This guidance was effective for the Bank upon issuance and resulted in additional disclosure in Note 13 - Estimated Fair Values for non-recurring fair value measurements for the six months ended June 30, 2015. These amounts were immaterial for the year ended December 31, 2014. This guidance did not impact the Bank's Statement of Condition.

Note 2 – Trading Securities

The following table presents trading securities as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Non-MBS:
Mutual funds	$5,239	$4,721
GSE and Tennessee Valley Authority (TVA) obligations	364,737	276,295
Total	$369,976	$281,016

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $5.3 million and $4.9 million at June 30, 2015 and December 31, 2014, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the second quarter and the first six months of 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net unrealized gains (losses) on trading securities held at period-end	$(10,133)	$6,789	$(3,356)	$16,495
Net realized gains on securities sold/matured during the period	—	—	—	86
Net gains (losses) on trading securities	$(10,133)	$6,789	$(3,356)	$16,581

Notes to Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,011,630	—	18,417	(2,200)	3,027,847
State or local agency obligations	93,068	—	174	(3,157)	90,085
Total non-MBS	$3,106,691	$—	$18,596	$(5,357)	$3,119,930
MBS:
Other U.S. obligations single family MBS	$298,284	$—	$494	$(53)	$298,725
GSE single-family MBS	2,658,980	—	12,882	(4,528)	2,667,334
GSE multifamily MBS	845,816	—	10,477	(2,069)	854,224
Private label MBS:
Private label residential MBS	825,915	(3,047)	85,305	(248)	907,925
HELOCs	8,480	(1)	1,992	—	10,471
Total private label MBS	834,395	(3,048)	87,297	(248)	918,396
Total MBS	$4,637,475	$(3,048)	$111,150	$(6,898)	$4,738,679
Total AFS securities	$7,744,166	$(3,048)	$129,746	$(12,255)	$7,858,609

	December 31, 2014
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,221,543	—	17,661	(5,501)	3,233,703
State or local agency obligations	98,616	—	752	(384)	98,984
Total non-MBS	$3,322,152	$—	$18,418	$(5,885)	$3,334,685
MBS:
Other U.S. obligations single family MBS	$328,787	$—	$592	$—	$329,379
GSE single-family MBS	2,869,855	—	16,433	(4,126)	2,882,162
GSE multifamily MBS	872,509	—	9,511	(2,193)	879,827
Private label MBS:
Private label residential MBS	879,376	(863)	92,860	(290)	971,083
HELOCs	9,245	—	2,454	—	11,699
Total private label MBS	888,621	(863)	95,314	(290)	982,782
Total MBS	$4,959,772	$(863)	$121,850	$(6,609)	$5,074,150
Total AFS securities	$8,281,924	$(863)	$140,268	$(12,494)	$8,408,835
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the benefits under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds as disclosed above. These obligations were $7.3 million and $7.0 million at June 30, 2015 and December 31, 2014, respectively, and are included in Other liabilities in the Statement of Condition.

Notes to Financial Statements (continued)

As of June 30, 2015, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.6 million, credit losses of $212.6 million and OTTI-related accretion adjustments of $21.9 million. As of December 31, 2014, these amounts were $9.5 million, $222.5 million and $11.7 million, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Non-credit portion of OTTI losses	$(3,048)	$(863)
Net unrealized gains on OTTI securities since their last OTTI credit charge	87,298	95,314
Net non-credit portion of OTTI gains on AFS securities in AOCI	$84,250	$94,451

The following tables summarize the AFS securities with unrealized losses as of June 30, 2015 and December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,045,729	$(1,873)	$303,697	$(327)	$1,349,426	$(2,200)
State or local agency obligations	76,543	(2,997)	3,840	(160)	80,383	(3,157)
Total non-MBS	$1,122,272	$(4,870)	$307,537	$(487)	$1,429,809	$(5,357)
MBS:
Other U.S. obligations single family MBS	$104,779	$(53)	$—	$—	$104,779	$(53)
GSE single-family MBS	202,168	(272)	198,889	(4,256)	401,057	(4,528)
GSE multifamily MBS	209,998	(2,069)	—	—	209,998	(2,069)
Private label:
Private label residential MBS	58,002	(2,844)	17,001	(451)	75,003	(3,295)
HELOCs	1,368	(1)	—	—	1,368	(1)
Total private label MBS	59,370	(2,845)	17,001	(451)	76,371	(3,296)
Total MBS	$576,315	$(5,239)	$215,890	$(4,707)	$792,205	$(9,946)
Total	$1,698,587	$(10,109)	$523,427	$(5,194)	$2,222,014	$(15,303)

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,783,202	$(4,380)	$322,691	$(1,121)	$2,105,893	$(5,501)
State or local agency obligations	1,576	(14)	11,385	(370)	12,961	(384)
Total non-MBS	$1,784,778	$(4,394)	$334,076	$(1,491)	$2,118,854	$(5,885)
MBS:
GSE single-family MBS	$19,405	$(3)	$228,257	$(4,123)	$247,662	$(4,126)
GSE multifamily MBS	15,322	(104)	185,153	(2,089)	200,475	(2,193)
Private label residential MBS	58,553	(191)	49,383	(962)	107,936	(1,153)
Total MBS	$93,280	$(298)	$462,793	$(7,174)	$556,073	$(7,472)
Total	$1,878,058	$(4,692)	$796,869	$(8,665)	$2,674,927	$(13,357)

Notes to Financial Statements (continued)

Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. Refer to description in Note 4 - Held-to-Maturity Securities. The Bank transferred one private label MBS from HTM to AFS during the second quarter of 2015, which is the period in which an OTTI credit loss was recorded on the security. The amortized cost, OTTI recognized in OCI, and the fair value of the security transferred were $4.4 million, $(1.0) million, and $3.4 million, respectively. There were no other transfers during the first six months of 2015, and there were no transfers during the first six months of 2014.

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2015 and December 31, 2014 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$195,992	$195,972	$301,985	$302,087
Due after one year through five years	1,647,989	1,648,029	2,058,695	2,054,517
Due after five years through ten years	683,528	699,385	662,805	676,064
Due in more than ten years	579,182	576,544	298,667	302,017
AFS securities excluding MBS	3,106,691	3,119,930	3,322,152	3,334,685
MBS	4,637,475	4,738,679	4,959,772	5,074,150
Total AFS securities	$7,744,166	$7,858,609	$8,281,924	$8,408,835

Interest Rate Payment Terms.  The following table details interest payment terms at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Amortized cost of AFS securities other than MBS:
Fixed-rate	$2,922,021	$2,902,430
Variable-rate	184,670	419,722
Total non-MBS	$3,106,691	$3,322,152
Amortized cost of AFS MBS:
Fixed-rate	$1,719,243	$2,002,208
Variable-rate	2,918,232	2,957,564
Total MBS	$4,637,475	$4,959,772
Total amortized cost of AFS securities	$7,744,166	$8,281,924
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid ARMs. In addition, certain of these securities may have a provision within the structure that permits the fixed-rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$11,456	$157	$—	$11,613
State or local agency obligations	175,722	808	(13,860)	162,670
Total non-MBS	$187,178	$965	$(13,860)	$174,283
MBS:
Other U.S. obligations single-family MBS	$973,944	$6,422	$(1)	$980,365
GSE single-family MBS	348,533	6,025	(51)	354,507
GSE multifamily MBS	770,107	40,164	—	810,271
Private label residential MBS	589,430	3,050	(5,805)	586,675
Total MBS	$2,682,014	$55,661	$(5,857)	$2,731,818
Total HTM securities	$2,869,192	$56,626	$(19,717)	$2,906,101

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$13,041	$382	$—	$13,423
State or local agency obligations	184,412	1,314	(15,445)	170,281
Total non-MBS	$197,453	$1,696	$(15,445)	$183,704
MBS:
Other U.S. obligations single-family MBS	$1,122,537	$8,604	$—	$1,131,141
GSE single-family MBS	417,217	7,226	(118)	424,325
GSE multifamily MBS	818,037	43,431	—	861,468
Private label residential MBS	691,544	3,506	(9,141)	685,909
Total MBS	$3,049,335	$62,767	$(9,259)	$3,102,843
Total HTM securities	$3,246,788	$64,463	$(24,704)	$3,286,547

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of June 30, 2015 and December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$114,760	$(13,860)	$114,760	$(13,860)
MBS:
Other U.S. obligations single family MBS	$11,198	$(1)	$—	$—	$11,198	$(1)
GSE single-family MBS	—	—	10,077	(51)	10,077	(51)
Private label residential MBS	146,375	(1,074)	202,639	(4,731)	349,014	(5,805)
Total MBS	$157,573	$(1,075)	$212,716	$(4,782)	$370,289	$(5,857)
Total	$157,573	$(1,075)	$327,476	$(18,642)	$485,049	$(19,717)

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$3,361	$(54)	$116,488	$(15,391)	$119,849	$(15,445)
MBS:
GSE single-family MBS	$—	$—	$11,058	$(118)	$11,058	$(118)
Private label residential MBS	185,673	(1,291)	233,287	(7,850)	418,960	(9,141)
Total MBS	$185,673	$(1,291)	$244,345	$(7,968)	$430,018	$(9,259)
Total	$189,034	$(1,345)	$360,833	$(23,359)	$549,867	$(24,704)

Securities Transferred. The Bank transferred one private label MBS from HTM to AFS during the second quarter of 2015. See Note 3 - Available-for-Sale Securities for additional information. There were no other transfers during the first six months of 2015, and there were no transfers during the first six months of 2014.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2015 and December 31, 2014 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$11,456	$11,613	$13,042	$13,423
Due after one year through five years	—	—	3,415	3,361
Due after five years through ten years	60,197	58,773	21,807	22,263
Due after ten years	115,525	103,897	159,189	144,657
HTM securities excluding MBS	187,178	174,283	197,453	183,704
MBS	2,682,014	2,731,818	3,049,335	3,102,843
Total HTM securities	$2,869,192	$2,906,101	$3,246,788	$3,286,547

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Amortized cost of HTM securities other than MBS:
Fixed-rate	$41,838	$44,453
Variable-rate	145,340	153,000
Total non-MBS	$187,178	$197,453
Amortized cost of HTM MBS:
Fixed-rate	$979,411	$1,114,059
Variable-rate	1,702,603	1,935,276
Total MBS	$2,682,014	$3,049,335
Total HTM securities	$2,869,192	$3,246,788
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid ARMs. In addition, certain of these securities may have a provision within the structure that permits the fixed-rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

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

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. During the second quarter of 2015, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages ranging from (2.0)% to 8.0% over the 12 month period beginning April 1, 2015. For the vast majority of markets the short-term forecast has changes from 2.0% to 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS at June 30, 2015. The "Total OTTI securities" balances below summarize the Bank’s securities as of June 30, 2015 for which an OTTI has been recognized during

Notes to Financial Statements (continued)

the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$470,704	$383,470	$427,855
Alt-A	554,452	438,093	475,753
Subprime	2,010	1,192	1,405
HELOCs	11,621	8,480	10,471
Total OTTI securities	1,038,787	831,235	915,484
Private label MBS with no OTTI	3,160	3,160	2,912
Total AFS private label MBS	$1,041,947	$834,395	$918,396
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$283,916	$308,200	$290,935	$314,224
Additions:
Credit losses for which OTTI was not previously recognized	483	—	483	—
Reductions:
Securities sold and matured during the period (1)	—	112	—	36
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(7,148)	(5,891)	(14,167)	(11,839)
Ending balance	$277,251	$302,421	$277,251	$302,421
Notes:
(1) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At June 30, 2015, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at June 30, 2015.

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

At June 30, 2015 and December 31, 2014, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.05% to 7.40%. AHP subsidized loans have interest rates ranging from 2.00% to 5.50%.

Notes to Financial Statements (continued)

The following table details the Bank’s advances portfolio by year of contractual maturity as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$30,291,091	0.51%	$29,380,685	0.42%
Due after 1 year through 2 years	13,807,326	0.89	7,754,473	1.22
Due after 2 years through 3 years	16,628,328	0.93	12,764,348	1.14
Due after 3 years through 4 years	6,733,157	0.90	9,361,638	0.82
Due after 4 years through 5 years	2,757,817	0.89	3,373,989	0.84
Thereafter	1,041,675	2.63	490,823	2.77
Total par value	71,259,394	0.76%	63,125,956	0.76%
Discount on AHP advances	(39)		(66)
Deferred prepayment fees	(6,581)		(8,600)
Hedging adjustments	236,378		291,065
Total book value	$71,489,152		$63,408,355

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At June 30, 2015 and December 31, 2014, the Bank had convertible advances outstanding of $1.8 billion and $1.9 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). If the call option is exercised, replacement funding may be available. Beginning in May 2015, the Bank began offering variable-rate returnable advances in addition to fixed-rate returnable advances. At June 30, 2015, the Bank had $4.5 billion of returnable advances. At December 31, 2014, the Bank did not have any outstanding returnable advances. At June 30, 2015 and December 31, 2014, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of June 30, 2015 and December 31, 2014.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Due in 1 year or less	$32,541,091	$29,380,685	$31,814,591	$31,164,685
Due after 1 year through 2 years	12,957,326	7,754,473	12,852,326	6,846,973
Due after 2 years through 3 years	15,228,328	12,764,348	16,150,328	12,179,348
Due after 3 years through 4 years	6,733,157	9,361,638	6,668,157	9,095,638
Due after 4 years through 5 years	2,757,817	3,373,989	2,752,317	3,368,489
Thereafter	1,041,675	490,823	1,021,675	470,823
Total par value	$71,259,394	$63,125,956	$71,259,394	$63,125,956

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Fixed-rate – overnight	$2,118,227	$2,012,230
Fixed-rate – term:
Due in 1 year or less	20,920,768	20,740,508
Thereafter	10,493,573	9,116,344
Total fixed-rate	33,532,568	31,869,082
Variable-rate:
Due in 1 year or less	7,252,096	6,627,947
Thereafter	30,474,730	24,628,927
Total variable-rate	37,726,826	31,256,874
Total par value	$71,259,394	$63,125,956

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2015, the Bank had advances of $52.5 billion outstanding to its five largest borrowers, which represented 73.7% of total advances outstanding. Of these five, four had outstanding advance balances that were each in excess of 10% of the total portfolio at June 30, 2015.

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

The following table presents balances as of June 30, 2015 and December 31, 2014 for mortgage loans held for portfolio.

(in thousands)	June 30, 2015	December 31, 2014
Fixed-rate long-term single-family mortgages (1)	$2,600,087	$2,640,633
Fixed-rate medium-term single-family mortgages (1)	385,021	417,830
Total par value	2,985,108	3,058,463
Premiums	50,078	51,214
Discounts	(4,300)	(4,872)
Hedging adjustments	28,385	25,789
Total mortgage loans held for portfolio	$3,059,271	$3,130,594
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Conventional loans	$2,721,816	$2,779,962
Government-guaranteed/insured loans	263,292	278,501
Total par value	$2,985,108	$3,058,463

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

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral and lending policies to limit risk of loss while balancing each borrower's need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to help ensure that credit products continue to be secured by adequate collateral. Management of the Bank believes that these policies effectively manage the Bank’s respective credit risk from credit products.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At June 30, 2015, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At June 30, 2015, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at June 30, 2015 and December 31, 2014, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At June 30, 2015 and December 31, 2014, the MPF exposure under the FLA was $22.6 million and $23.1 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.8 million for both the second quarter of 2015 and 2014, respectively and $1.5 million and $1.6 million during the six months ended June 30, 2015 and 2014.

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

Notes to Financial Statements (continued)

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions required by AB 2012-02 as described in Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent loans where repayment is expected to be provided by the sale of the underlying property, which primarily consist of MPF loans that are 180 days or more delinquent and other loans where the borrower has filed for bankruptcy.

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$6,566	$7,318	$7,260	$11,359
(Charge-offs) Recoveries, net (1)	(311)	(302)	(413)	(302)
Provision (benefit) for credit losses	45	527	(547)	(3,514)
Balance, June 30	$6,300	$7,543	$6,300	$7,543
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	June 30, 2015	December 31, 2014
Ending balance, individually evaluated for impairment	$5,206	$6,034
Ending balance, collectively evaluated for impairment	1,094	1,226
Total allowance for credit losses	$6,300	$7,260
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$63,187	$68,144
Collectively evaluated for impairment	2,738,757	2,789,826
Total recorded investment	$2,801,944	$2,857,970

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

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, Beginning of period	$1,660	$2,142	$1,840	$2,231
(Charge-offs) Recoveries, net	(167)	(155)	(451)	(355)
Provision (benefit) for credit losses	265	(13)	369	98
Balance, June 30	$1,758	$1,974	$1,758	$1,974

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

(in thousands)	June 30, 2015	December 31, 2014
Ending balance, individually evaluated for impairment	$44	$—
Ending balance, collectively evaluated for impairment	1,714	1,840
Total allowance for credit losses	$1,758	$1,840
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$112	$—
Collectively evaluated for impairment	12,752	13,518
Total recorded investment	$12,864	$13,518

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	June 30, 2015
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured	BOB Loans	Total
Past due 30-59 days	$40,053	$14,892	$49	$54,994
Past due 60-89 days	8,287	3,737	—	12,024
Past due 90 days or more	31,671	5,149	12	36,832
Total past due loans	$80,011	$23,778	$61	$103,850
Total current loans	2,721,933	249,383	12,803	2,984,119
Total loans	$2,801,944	$273,161	$12,864	$3,087,969
Other delinquency statistics:
In process of foreclosures, included above (2)	$25,734	$2,721	$—	$28,455
Serious delinquency rate (3)	1.1%	1.9%	0.1%	1.2%
Past due 90 days or more still accruing interest	$—	$5,149	$—	$5,149
Loans on nonaccrual status (4)	$35,158	$—	$172	$35,330

Notes to Financial Statements (continued)

(in thousands)	December 31, 2014
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured	BOB Loans	Total
Past due 30-59 days	$50,680	$19,238	$124	$70,042
Past due 60-89 days	11,841	6,034	73	17,948
Past due 90 days or more	41,983	7,024	8	49,015
Total past due loans	$104,504	$32,296	$205	$137,005
Total current loans	2,753,466	256,606	13,313	3,023,385
Total loans	$2,857,970	$288,902	$13,518	$3,160,390
Other delinquency statistics:
In process of foreclosures, included above (2)	$26,981	$2,389	$—	$29,370
Serious delinquency rate (3)	1.5%	2.4%	0.1%	1.6%
Past due 90 days or more still accruing interest	$—	$7,024	$—	$7,024
Loans on nonaccrual status (4)	$45,900	$—	$205	$46,105
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

	June 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$35,084	$34,763	$—
With a related allowance:
Conventional MPF loans	28,103	27,871	5,206
Total:
Conventional MPF loans	$63,187	$62,634	$5,206

	December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$31,749	$31,448	$—
With a related allowance:
Conventional MPF loans	36,395	36,175	6,034
Total:
Conventional MPF loans	$68,144	$67,623	$6,034

Notes to Financial Statements (continued)

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended June 30, 2015		Three months ended June 30, 2014
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$64,133	$457	$77,444	$360

	Six months ended June 30, 2015		Six months ended June 30, 2014
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$64,028	$880	$78,719	$682
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

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. As of June 30, 2015 and December 31, 2014, the recorded investment in mortgage loans classified as TDRs was $15.9 million and $16.8 million, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $5.3 million and $6.9 million of REO reported in Other assets on the Statement of Condition at June 30, 2015 and December 31, 2014, respectively.

Purchases, Sales and Reclassifications. During the six months ended June 30, 2015 and 2014, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Financial Statements (continued)

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$35,609,121	$94,745	$341,487
Derivatives not in hedge accounting relationships:
Interest rate swaps	$10,264,391	$23,315	$43,037
Interest rate swaptions	25,000	109	—
Interest rate caps	725,000	3,639	—
Mortgage delivery commitments	23,337	477	—
Total derivatives not in hedge accounting relationships	$11,037,728	$27,540	$43,037
Total derivatives before netting and collateral adjustments	$46,646,849	$122,285	$384,524
Netting adjustments and cash collateral(1)		(58,133)	(321,149)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$64,152	$63,375

	December 31, 2014
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$32,196,669	$84,205	$414,760
Derivatives not in hedge accounting relationships:
Interest rate swaps	$11,937,989	$21,396	$52,925
Interest rate swaptions	25,000	1,312	—
Interest rate caps	675,000	4,425	—
Mortgage delivery commitments	18,308	434	—
Total derivatives not in hedge accounting relationships	$12,656,297	$27,567	$52,925
Total derivatives before netting and collateral adjustments	$44,852,966	$111,772	$467,685
Netting adjustments and cash collateral(1)		(75,555)	(408,721)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,217	$58,964
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted was $265.6 million and $345.0 million at June 30, 2015 and December 31, 2014. Cash collateral received was $2.6 million and $11.8 million at June 30, 2015 and December 31, 2014.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$2,812	$1,415	$3,397	$1,927
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$20,093	$(18,764)	$4,243	$(34,537)
Interest rate swaptions	26	313	165	265
Interest rate caps	(620)	(1,987)	(908)	(3,541)
Net interest settlements	4,226	7,138	9,918	13,549
Mortgage delivery commitments	2,591	2,377	4,734	3,623
Other	5	5	12	12
Total net gains (losses) related to derivatives not designated as hedging instruments	$26,321	$(10,918)	$18,164	$(20,629)
Net gains (losses) on derivatives and hedging activities	$29,133	$(9,503)	$21,561	$(18,702)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2015 and 2014.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2015
Hedged item type:
Advances	$62,731	$(62,164)	$567	$(48,368)
Consolidated obligations – bonds	(38,730)	38,775	45	62,223
AFS securities	29,259	(27,059)	2,200	(4,330)
Total	$53,260	$(50,448)	$2,812	$9,525
Six months ended June 30, 2015
Hedged item type:
Advances	$52,718	$(51,989)	$729	$(95,362)
Consolidated obligations – bonds	15,860	(15,120)	740	123,838
AFS securities	17,524	(15,596)	1,928	(7,762)
Total	$86,102	$(82,705)	$3,397	$20,714

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2014
Hedged item type:
Advances	$12,666	$(12,372)	$294	$(56,605)
Consolidated obligations – bonds	64,589	(62,955)	1,634	59,112
AFS securities	(9,707)	9,194	(513)	(2,891)
Total	$67,548	$(66,133)	$1,415	$(384)
Six months ended June 30, 2014
Hedged item type:
Advances	$60,676	$(59,635)	$1,041	$(116,995)
Consolidated obligations – bonds	110,385	(108,610)	1,775	113,549
AFS securities	(18,844)	17,955	(889)	(5,435)
Total	$152,217	$(150,290)	$1,927	$(8,881)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $0.9 million and $4.5 million for the second quarter 2015 and 2014, respectively, and $2.9 million and $8.0 million for the six months ended June 30, 2015 and 2014, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first six months of 2015 or 2014.

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

Generally, the Bank’s ISDA agreements for bilateral derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral

Notes to Financial Statements (continued)

derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2015 was $159.6 million, for which the Bank has posted cash collateral with a fair value of approximately $97.4 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $21.1 million of collateral to its derivative counterparties at June 30, 2015.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents at June 30, 2015.

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

	Derivative Assets
(in thousands)	June 30, 2015	December 31, 2014
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$67,039	$102,570
Cleared derivatives	54,769	8,768
Total gross recognized amount	121,808	111,338
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(65,288)	(96,286)
Cleared derivatives	7,155	20,731
Total gross amounts of netting adjustments and cash collateral	(58,133)	(75,555)
Net amounts after netting adjustments:
Bilateral derivatives	1,751	6,284
Cleared derivatives	61,924	29,499
Total net amounts after netting adjustments	63,675	35,783
Derivative instruments not meeting netting requirements: (1)
Bilateral derivatives	477	434
Cleared derivatives	—	—
Derivative instruments not meeting netting requirements	477	434
Total derivative assets
Bilateral derivatives	2,228	6,718
Cleared derivatives	61,924	29,499
Total derivative assets as reported in the Statement of Condition	64,152	36,217
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Bilateral derivatives	—	(636)
Cleared derivatives	—	—
Non-cash Collateral received or pledged - Can be sold or repledged	—	(636)
Net unsecured amount:
Bilateral derivatives	2,228	6,082
Cleared derivatives	61,924	29,499
Total net unsecured amount	$64,152	$35,581

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	June 30, 2015	December 31, 2014
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$223,521	$283,979
Cleared derivatives	161,003	183,706
Total gross recognized amount	384,524	467,685
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(160,146)	(225,015)
Cleared derivatives	(161,003)	(183,706)
Total gross amounts of netting adjustments and cash collateral	(321,149)	(408,721)
Net amounts after netting adjustments:
Bilateral derivatives	63,375	58,964
Cleared derivatives	—	—
Total net amounts after offsetting adjustments	63,375	58,964
Total derivative liabilities
Bilateral derivatives	63,375	58,964
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	63,375	58,964
Net unsecured amount:
Bilateral derivatives	63,375	58,964
Net unsecured amount	$63,375	$58,964
Notes:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest-rate futures or forwards).

Notes to Financial Statements (continued)

Note 10 – Consolidated Obligations

Consolidated obligations consist of consolidated bonds and discount notes. The Bank records as a liability its specific portion of consolidated obligations for which it is the primary obligor. Although the Bank is primarily liable for its portion of consolidated obligations, the Bank is also jointly and severally liable with the other ten FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations whether or not the consolidated obligation represents a primary liability of such FHLBank.
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amount of the FHLBanks’ outstanding consolidated obligations were $852.8 billion and $847.2 billion at June 30, 2015 and December 31, 2014, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2014 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Par value of consolidated bonds:
Fixed-rate	$37,472,066	$36,296,100
Step-up	3,040,000	3,116,000
Floating-rate	6,925,000	4,190,000
Conversion bonds - fixed to floating	10,000	—
Total par value	47,447,066	43,602,100
Bond premiums	131,412	147,824
Bond discounts	(9,707)	(12,111)
Hedging adjustments	(15,824)	(23,303)
Total book value	$47,552,947	$43,714,510

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$16,219,835	0.65%	$15,033,450	1.00%
Due after 1 year through 2 years	10,781,985	1.20	9,316,860	1.42
Due after 2 years through 3 years	8,813,735	1.52	5,346,515	1.64
Due after 3 years through 4 years	2,338,620	1.53	4,709,300	1.50
Due after 4 years through 5 years	3,998,720	1.83	2,911,350	1.72
Thereafter	5,110,150	2.42	5,959,265	2.35
Index amortizing notes	184,021	4.72	325,360	4.14
Total par value	$47,447,066	1.28%	$43,602,100	1.48%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Noncallable	$33,664,066	$30,388,100
Callable	13,783,000	13,214,000
Total par value	$47,447,066	$43,602,100

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2015 and December 31, 2014.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2015	December 31, 2014
Due in 1 year or less	$29,892,835	$28,232,450
Due after 1 year through 2 years	9,394,985	8,114,860
Due after 2 years through 3 years	4,691,735	3,551,515
Due after 3 years through 4 years	1,259,620	1,390,300
Due after 4 years through 5 years	1,118,720	1,028,350
Thereafter	905,150	959,265
Index amortizing notes	184,021	325,360
Total par value	$47,447,066	$43,602,100

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	June 30, 2015	December 31, 2014
Book value	$41,061,124	$37,058,118
Par value	41,069,968	37,065,745
Weighted average interest rate (1)	0.11%	0.10%
Note:
(1) Represents an implied rate.

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2014 Form 10-K. At June 30, 2015, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. Subclass B1 membership stock totaled $329.6 million and $290.4 million at June 30, 2015 and December 31, 2014, respectively. Subclass B2 activity stock was $3.096 billion and $2.751 billion at June 30, 2015 and December 31, 2014, respectively.

Notes to Financial Statements (continued)

The following table demonstrates the Bank’s compliance with its regulatory capital requirements at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$809,763	$4,280,552	$847,424	$3,879,108
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.5%
Total regulatory capital	3,761,578	4,280,552	3,427,083	3,879,108
Leverage ratio	5.0%	6.8%	5.0%	6.8%
Leverage capital	4,701,973	6,420,828	4,283,854	5,818,663

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 24, 2015, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2015. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2015.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	June 30, 2015
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$964,805	28.2%
Santander Bank, N.A., Wilmington, DE	425,977	12.4
Chase Bank USA, N.A.,Wilmington, DE	424,722	12.4

(dollars in thousands)	December 31, 2014
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$876,305	28.8%
Santander Bank, N.A., Wilmington, DE	424,955	14.0
Chase Bank USA, N.A.,Wilmington, DE	362,050	11.9
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

At June 30, 2015 and December 31, 2014, the Bank had $562 thousand and $586 thousand, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock which were recorded as interest expense were immaterial during June 30, 2015 and 2014.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2015 and 2014.

	Six months ended June 30,
(in thousands)	2015	2014
Balance, beginning of the period	$586	$40
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	—	8,422
Net redemption/repurchase of mandatorily redeemable capital stock	(24)	(5,572)
Balance, end of period	$562	$2,890

As of June 30, 2015, the total mandatorily redeemable capital stock reflected the balance for two institutions, one of which was merged out of district and is considered to be a nonmember. The other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	562	—
Due after 4 years through 5 years	—	586
Total	$562	$586

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At June 30, 2015, retained earnings were $854.8 million, including $713.2 million of unrestricted retained earnings and $141.6 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In both April and July 2015, the Bank paid quarterly dividends equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the previous quarter.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended June 30, 2015 and 2014.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
March 31, 2014	$(7,953)	$79,085	$—	$287	$(1,069)	$70,350
Other comprehensive income (loss) before reclassification:
Net unrealized gains	30,696	16,596	—	—	—	47,292
Net change in fair value of OTTI securities	—	954	—	—	—	954
Reclassifications from OCI to net income:
Amortization on hedging activities	—	—	—	(1)	—	(1)
Pension and post-retirement	—	—	—	—	40	40
June 30, 2014	$22,743	$96,635	$—	$286	$(1,029)	$118,635

March 31, 2015	$54,948	$96,512	$—	$264	$(2,668)	$149,056
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(24,755)	(9,372)	—	—	—	(34,127)
Noncredit OTTI losses transferred	—	(1,026)	1,026	—	—	—
Net change in fair value of OTTI securities	—	(1,864)	—	—	—	(1,864)
Reclassifications from OCI to net income:
Noncredit component of OTTI losses	—	—	(1,026)	—	—	(1,026)
Amortization on hedging activities	—	—	—	(4)	—	(4)
Pension and post-retirement	—	—	—	—	82	82
June 30, 2015	$30,193	$84,250	$—	$260	$(2,586)	$112,117

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2015 and 2014.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassification:
Net unrealized gains	55,224	16,021	—	—	—	71,245
Net change in fair value of OTTI securities	—	2,972	—	—	—	2,972
Reclassifications from OCI to net income:
Amortization on hedging activities	—	—	—	(1)	—	(1)
Pension and post-retirement	—	—	—	—	79	79
June 30, 2014	$22,743	$96,635	$—	$286	$(1,029)	$118,635

December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(2,267)	(8,017)	—	—	—	(10,284)
Noncredit OTTI losses transferred	—	(1,026)	1,026	—	—	—
Net change in fair value of OTTI securities	—	(1,158)	—	—	—	(1,158)
Reclassifications from OCI to net income:
Noncredit component of OTTI losses	—	—	(1,026)	—	—	(1,026)
Amortization on hedging activities	—	—	—	(12)	—	(12)
Pension and post-retirement	—	—	—	—	164	164
June 30, 2015	$30,193	$84,250	$—	$260	$(2,586)	$112,117

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	June 30, 2015	December 31, 2014
Investments	$148,335	$157,025
Advances	42,812,880	38,765,267
Letters of credit (1)	9,283,970	9,608,983
MPF loans	1,184,879	1,326,807
Deposits	10,292	13,678
Capital stock	1,885,879	1,714,432
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, and interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Interest income on advances (1)	$44,843	$33,778	$83,896	$66,581
Interest income on MPF loans	16,646	21,124	34,269	42,430
Letter of credit fees	3,819	1,971	6,847	3,853
Prepayment fees on advances	—	—	—	3,090
Note:
(1) For the three and six months ended June 30, 2015, balances include contractual interest income of $78.6 million and $151.4 million, net interest settlements on derivatives in fair value hedge relationships of $(33.6) million and $(67.0) million and total amortization of basis adjustments of $(0.2) million and $(0.6) million. For the three and six months ended June 30, 2014, balances include contractual interest income of $79.1 million and $162.7 million, net interest settlements on derivatives in fair value hedge relationships of $(44.8) million and $(93.5) million and total amortization of basis adjustments of $(0.5) million and $(2.6) million.

The following table includes the MPF activity of the related party members.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Total MPF loan volume purchased	$5,438	$432	$6,845	$1,321

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Servicing fee expense	$284	$242	$552	$479

(in thousands)	June 30, 2015	December 31, 2014
Interest-bearing deposits maintained with FHLBank of Chicago	$6,485	$6,782

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the six months ended June 30, 2015 and 2014, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2015 and 2014, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the six months ended June 30, 2015 and 2014.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2014 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at June 30, 2015 and December 31, 2014. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2015 and December 31, 2014 are presented in the table below.

Fair Value Summary Table
	June 30, 2015
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$5,377,254	$5,377,254	$—	$—	$—	$5,377,254
Interest-bearing deposits	6,485	—	6,485	—	—	6,485
Federal funds sold	2,810,000	—	2,809,992	—	—	2,809,992
Trading securities	369,976	5,239	364,737	—	—	369,976
AFS securities	7,858,609	1,998	6,938,215	918,396	—	7,858,609
HTM securities	2,869,192	—	2,319,426	586,675	—	2,906,101
Advances	71,489,152	—	71,516,603	—	—	71,516,603
Mortgage loans held for portfolio, net	3,052,971	—	3,215,254	—	—	3,215,254
BOB loans, net	11,022	—	—	11,022	—	11,022
Accrued interest receivable	93,983	—	93,983	—	—	93,983
Derivative assets	64,152	—	122,285	—	(58,133)	64,152
Liabilities:
Deposits	$670,358	$—	$670,364	$—	$—	$670,364
Discount notes	41,061,124	—	41,063,548	—	—	41,063,548
Bonds	47,552,947	—	47,712,440	—	—	47,712,440
Mandatorily redeemable capital stock (1)	562	569	—	—	—	569
Accrued interest payable (1)	103,761	—	103,754	—	—	103,754
Derivative liabilities	63,375	—	384,524	—	(321,149)	63,375

Notes to Financial Statements (continued)

	December 31, 2014
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,451,131	$2,451,131	$—	$—	$—	$2,451,131
Interest-bearing deposits	6,782	—	6,782	—	—	6,782
Federal funds sold	4,585,000	—	4,584,981	—	—	4,584,981
Trading securities	281,016	4,721	276,295	—	—	281,016
AFS securities	8,408,835	1,998	7,424,055	982,782	—	8,408,835
HTM securities	3,246,788	—	2,600,638	685,909	—	3,286,547
Advances	63,408,355	—	63,471,078	—	—	63,471,078
Mortgage loans held for portfolio, net	3,123,334	—	3,312,186	—	—	3,312,186
BOB loans, net	11,567	—	—	11,567	—	11,567
Accrued interest receivable	86,109	—	86,109	—	—	86,109
Derivative assets	36,217	—	111,772	—	(75,555)	36,217
Liabilities:
Deposits	$641,180	$—	$641,183	$—	$—	$641,183
Discount notes	37,058,118	—	37,059,347	—	—	37,059,347
Bonds	43,714,510	—	43,881,951	—	—	43,881,951
Mandatorily redeemable capital stock (1)	586	705	—	—	—	705
Accrued interest payable (1)	103,151	—	103,032	—	—	103,032
Derivative liabilities	58,964	—	467,685	—	(408,721)	58,964
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2015 and 2014.

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

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities, as applicable. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

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

The Bank also reviewed the final fair value estimates of its private label MBS holdings as of June 30, 2015 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield to dealer sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of June 30, 2015, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices), and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the current lack of significant market activity for private label residential MBS, the Bank believes that as of June 30, 2015, private label residential MBS inputs should be classified as Level 3.

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit's carrying value and represents its fair value. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at June 30, 2015 and December 31, 2014.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at June 30, 2015 and December 31, 2014. The Bank measures certain mortgage loans held for portfolio at fair value due to recognition of a credit loss. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets
Trading securities:
GSE and TVA obligations	$—	$364,737	$—	$—	$364,737
Mutual funds	5,239	—	—	—	5,239
Total trading securities	$5,239	$364,737	$—	$—	$369,976
AFS securities:
GSE and TVA obligations	$—	$3,027,847	$—	$—	$3,027,847
State or local agency obligations	—	90,085	—	—	90,085
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	298,725	—	—	298,725
GSE single-family MBS	—	2,667,334	—	—	2,667,334
GSE multifamily MBS	—	854,224	—	—	854,224
Private label MBS:
Private label residential MBS	—	—	907,925	—	907,925
HELOCs	—	—	10,471	—	10,471
Total AFS securities	$1,998	$6,938,215	$918,396	$—	$7,858,609
Derivative assets:
Interest rate related	$—	$121,808	$—	$(58,133)	$63,675
Mortgage delivery commitments	—	477	—	—	477
Total derivative assets	$—	$122,285	$—	$(58,133)	$64,152
Total recurring assets at fair value	$7,237	$7,425,237	$918,396	$(58,133)	$8,292,737
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$384,524	$—	$(321,149)	$63,375
Total recurring liabilities at fair value (2)	$—	$384,524	$—	$(321,149)	$63,375
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$27,970	$—	$27,970
Real estate owned (3)	—	—	4,695	—	4,695
Total non-recurring assets at fair value	$—	$—	$32,665	$—	$32,665

Notes to Financial Statements (continued)

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets
Trading securities:
GSE and TVA obligations	$—	$276,295	$—	$—	$276,295
Mutual funds	4,721	—	—	—	4,721
Total trading securities	$4,721	$276,295	$—	$—	$281,016
AFS securities:
GSE and TVA obligations	$—	$3,233,703	$—	$—	3,233,703
State or local agency obligations	—	98,984	—	—	98,984
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	329,379	—	—	329,379
GSE single-family MBS	—	2,882,162	—	—	2,882,162
GSE multifamily MBS	—	879,827	—	—	879,827
Private label MBS:
Private label residential MBS	—	—	971,083	—	971,083
HELOCs	—	—	11,699	—	11,699
Total AFS securities	$1,998	$7,424,055	$982,782	$—	$8,408,835
Derivative assets:
Interest rate related	$—	$111,338	$—	$(75,555)	$35,783
Mortgage delivery commitments	—	434	—	—	434
Total derivative assets	$—	$111,772	$—	$(75,555)	$36,217
Total recurring assets at fair value	$6,719	$7,812,122	$982,782	$(75,555)	$8,726,068
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$467,685	$—	$(408,721)	$58,964
Total recurring liabilities at fair value (2)	$—	$467,685	$—	$(408,721)	$58,964
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.
(3) These amounts were immaterial for the year ended December 31, 2014. The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value downward based on the amount it has historically received on liquidation.

There were no transfers between Levels 1 or 2 during the first six months of 2015 or 2014.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur, and transfers are reported as of the beginning of the period. During the first six months of 2015, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. There were no Level 3 transfers during the first six months of 2014.

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2015	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2015
Balance at January 1	$971,083	$11,699
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	9,512	734
Net unrealized gains on AFS in OCI	42	—
Net change in fair value on OTTI AFS in OCI	(1,157)	(1)
Unrealized gains (losses) on OTTI AFS in OCI	(7,555)	(462)
Purchases, issuances, sales, and settlements:
Settlements	(67,368)	(1,499)
Transfer of OTTI securities from HTM to AFS	3,368	—
Balance at June 30	$907,925	$10,471
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2015	$9,512	$734

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2014	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2014
Balance at January 1	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	6,087	663
Net unrealized (losses) on AFS in OCI	(60)	—
Net change in fair value on OTTI AFS in OCI	2,932	40
Unrealized gains (losses) on OTTI AFS in OCI	15,967	54
Purchases, issuances, sales, and settlements:
Settlements	(90,601)	(1,869)
Balance at June 30	$1,057,949	$13,316
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2014	$6,087	$663

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2015			December 31, 2014
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$20,487,833	$—	$20,487,833	$19,942,125
Commitments to fund additional advances and BOB loans	123,621	75,000	198,621	21,124
Commitments to fund or purchase mortgage loans	23,337	—	23,337	18,308
Unsettled consolidated obligation bonds, at par (3)	535,450	—	535,450	95,530
Unsettled consolidated obligation discount notes, at par	320,000	—	320,000	500,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $204.0 million and $146.8 million at June 30, 2015 and December 31, 2014, respectively.
(2) $5.8 billion of these letters of credit have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of 5 years.
(3) Includes $487.0 million and $83.1 million of consolidated obligation bonds which were hedged with associated interest rate swaps at June 30, 2015 and December 31, 2014, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.0 million and $4.8 million as of June 30, 2015 and December 31, 2014, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2015 and December 31, 2014. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.4 billion at both June 30, 2015 and December 31, 2014.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2015.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: August 6, 2015

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer