Form 10-K
period 2015-12-31
Federal Home Loan Bank of Pittsburgh
filed 2016-03-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2015, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,425.8 million. There were 34,294,094 shares of common stock outstanding at February 29, 2016.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

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

General

History.  The Bank is one of 11 Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The 11 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally mean they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (the 1933 Act) (although the FHLBanks are required by Federal Housing Finance Agency (FHFA or Finance Agency) regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act)) and (3) having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2015, the Bank had approved three state housing finance agencies; two are currently eligible to borrow from the Bank but had no outstanding advance balances as of December 31, 2015.

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

The following table summarizes the advance products offered by the Bank as of December 31, 2015. This information excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed separately in this Item 1.

Product	Description	Maturity
RepoPlus	Short-term fixed-rate advances(2); principal and interest paid at maturity	1 day to 89 days
Mid-Term Repo	Mid-term fixed-rate and adjustable-rate advances(2); principal paid at maturity; interest paid monthly or quarterly	3 months to 3 years
Core (Term)	Long-term fixed-rate and adjustable-rate advances(2)(3); principal paid at maturity; interest paid monthly or quarterly (Note: amortizing loans principal and interest paid monthly)	1 year to 30 years
Returnables	Short-term and long-term fixed-rate and adjustable-rate advances with returnable options owned by member; principal paid at maturity; interest paid monthly or quarterly	2 months to 30 years
Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly	2 years to 15 years
Notes:
(1) Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%.
(2) May include loans made under the Community Lending Program (CLP).
(3) May also include Affordable Housing Program (AHP) loans.

RepoPlus.  The Bank’s RepoPlus advance products serve member short-term liquidity needs. RepoPlus is typically a short-term (1-89 day) fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of the line of credit. As of December 31, 2015, the total par value of these advances was $14.1 billion, or 19% of the total advance portfolio. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term Repo.  The Mid-Term Repo product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term Repo advances with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term Repo advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. As of December 31, 2015, the par value of Mid-Term Repo advances totaled $16.1 billion, or 22% of the total advance portfolio. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; members’ liquidity needs drive these fluctuations.

Core (Term) Advances.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank offers long-term fixed-rate advances for terms from one year to 30 years. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2015, the par value of Core (Term) advances totaled $30.0 billion, or 40% of the total advance portfolio.

Returnables.  Some of the Bank's advances permit the member to prepay an advance on certain pre-determined dates without a fee. As of December 31, 2015, the Bank had $12.6 billion of Returnable advances or 17% of the total advance portfolio.

Convertible Select.  Some of the Bank’s advances contain embedded options which the member can sell to the Bank. If the option is exercised by the Bank (based on a predetermined frequency), the member can choose to either repay the advance or allow the advance to be converted into an adjustable-rate advance with a predetermined spread. As of December 31, 2015, the par value of these Convertible Select advances was $1.5 billion, or 2% of the total advance portfolio.

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

Collateral Agreements.  The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. In both cases, the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The specific agreement covers only those assets or categories of assets identified; the Bank therefore is relying on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. The Bank requires housing finance agencies (HFAs) and insurance companies to sign a specific collateral pledge agreement. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for a description of blanket and specific agreements.

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

With respect to the Bank’s detailed listing practice, the Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement, or if participating in the Bank’s market-value based pricing program, or as determined based on its credit condition. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by choosing to list collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral.

The Bank benefits from detailed listing collateral status because it provides more loan information to calculate a more precise valuation of the collateral.

The third collateral status is delivered collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral (in an amount sufficient to fully secure TCE) to the Bank, including through a third party custodian for the Bank. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating. Delivery of collateral also may be required if there is action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Collateral delivery status is often required for members borrowing under specific pledge agreements, as a practical means for maintaining specifically listed collateral. For all securities pledged as collateral, the Bank requires delivery to either a restricted account at the Bank or an account with a third party custodian under the Bank’s control. The Bank also requires delivery of collateral from de novo institution members at least until two consecutive quarters of profitability are achieved and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor.

With respect to certain specific collateral pledge agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian. Approximately 87% of total credit exposure (TCE) outstanding was secured by collateral pledged to the Bank under a blanket lien agreement and in undelivered status at December 31, 2015. The remaining 13% of TCE outstanding was secured by collateral pledged under detailed listing or specific pledge and delivery status.

As of December 31, 2015, eight of the Bank’s top ten borrowers (ranked by TCE and outstanding advances) were in undelivered collateral status; the remaining two were in detailed listing or specific pledge status. These included a banking institution member which elected to have residential loan collateral specifically pledged under a detailed listing affiliate pledge lending arrangement. In addition, an insurance company member has securities collateral specifically pledged to and controlled by the Bank in accordance with the Bank’s policy requiring all insurance companies to sign a specific pledge type master borrowing agreement.

All eligible collateral securing advances is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as lending value, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. The Bank’s collateral discounted values are presented in the table entitled “Lending Value Assigned to the Collateral as a Percentage of Value” below. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

The Bank determines the type and amount of collateral each member has available to pledge as security for a member’s obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). For blanket lien members, and depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. At a minimum, all members whose usage exceeds 20% of their MBC and all members who are not community financial institutions (CFIs) as defined below must file a QCR quarterly.

The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the eligible collateral pledged for the members’ obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining market values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten, with one being the best rating and ten being the worst. Credit availability and term guidelines are based on a member’s ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings that are applied. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2015.

As additional security for each member’s obligations to the Bank, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of deterioration in the financial condition of a member, the Bank will take possession or control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the member’s obligations to the Bank. Members with deteriorating creditworthiness are required to deliver collateral to the Bank or the Bank’s custodian to secure the members’ obligations with the Bank. Furthermore, the Bank requires specific approval of each of such members’ new or renewed advances.

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to promptly exercise the Bank’s rights regarding securities, loan collateral, and other collateral upon the failure of a member. At December 31, 2015 and 2014, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates. To ensure its position as a first-lien priority secured creditor, the Bank takes possession of collateral pledged by insurance companies.

Types of Collateral.  Single-family, residential mortgage loans may be used to secure members’ obligations to the Bank. The Bank contracts with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. In determining borrowing capacity for members with non-listed and non-delivered collateral, the Bank utilizes book value as reported on each member's regulatory call report.

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

A third category of eligible collateral is high quality investment securities, defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE mortgage-backed securities (MBS), and commercial and residential private label MBS with a minimum credit rating of single A. In addition, municipal securities with a real estate nexus (e.g. proceeds used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their MBC. Upon delivery, these securities are valued daily and private label residential MBS are subject to weekly ratings reviews.

The Bank also accepts FHLBank deposits and multi-family residential mortgage loans as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.1 billion (the limit during 2015) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. These advances were also collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2015.

The Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below) as qualifying collateral unless certain mitigating factors are met. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCRs each quarter.

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

Regarding nontraditional mortgage collateral for the QCR, the Bank requires filing members to stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO®, and qualifying unknown FICO® categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with Federal Financial Institutions Examination Council (FFIEC) guidance to be pledged as collateral and used to determine a member’s MBC.

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan purchase programs. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for specific requirements regarding subprime and non-traditional loan collateral.

The various types of eligible collateral and related lending values as of December 31, 2015 are summarized below. Collateral includes wholly-owned member assets (or unencumbered assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 95 percent) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership Credit Committee.

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Securities Collateral
FHLBank deposit pledged to FHLBank and under the sole control of FHLBank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCorp Bonds (1)	97%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by Ginnie Mae (GNMA), FHLMC, and FNMA	95%
U.S. Treasury Strips (interest-only and principal only)	90%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or their agencies, or authorities or instrumentalities in the United States (Municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (3)
Loan Collateral	Blanket - Lien Undelivered	Specific Pledge, Collateral Listing or Blanket Delivered (Policy)	Blanket Delivered (Credit)
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences	80%	75%	70%
Nontraditional mortgage loans and loans with unknown FICO® (2)	70%	65%	60%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	70%	65%	60%
Farmland loans	70%	65%	60%
Commercial real estate loans (owner & non-owner occupied)	70%	65%	60%
Low FICO® loans with mitigating factors as defined by FHLBank	60%	55%	50%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and revolving lines of credit (HELOC)	60%	55%	50%
Commercial business loans (CFI only)	60%	55%	50%
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
(3) For the categories Blanket-Lien Undelivered, Blanket Delivered (Policy), and Blanket Delivered (Credit), lending value is assigned as a percentage of book value. For the Specific Pledge and Collateral Listing category, lending value is assigned as a percentage of fair market value.

During 2015, the Bank implemented some changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

Investments

Overview.  The Bank maintains a portfolio of investments for three main purposes: liquidity; collateral for derivative counterparties; and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds and overnight reverse repurchase agreements, to ensure the availability of funds to meet member borrowing requests. In addition, the Bank may invest in other short-term instruments, including term Federal funds, and interest-earning certificates of deposit. The Bank also maintains a secondary liquidity portfolio, which consists primarily of U.S. agency debentures that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities may be purchased and pledged as collateral for derivative transactions.

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

•
whole mortgages or other whole loans, other than: (1) those acquired under the Bank’s mortgage purchase program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local or tribal government units or agencies that are of investment quality; (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or home equity loans (HELOCs); and (5) certain foreign housing loans authorized under Section 12(b) of the Act; and

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

The Bank currently offers five products under the MPF Program to Participating Financial Institutions (PFIs): MPF Original, MPF 35, MPF Government, MPF Direct and MPF Xtra. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the Financial Condition section and the Credit and Counterparty Risk - Mortgage Loans discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K.

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added seven new PFIs in 2015, and as of December 31, 2015, 132 members were approved participants in the MPF Program. Of the Bank’s ten largest members, based on asset size, three members have executed PFI agreements. The Bank purchased mortgage loans totaling $456.1 million during 2015, none of which were from these three members.

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

PFIs are paid a credit enhancement (CE) fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank under the MPF Original Program. The CE structure motivates PFIs to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

Mortgage Loan Purchases. The Bank and the PFI enter into a Master Commitment which provides the general terms under which the PFI will deliver mortgage loans, including a maximum loan delivery amount, maximum CE amount and expiration date. Mortgage loans are purchased by the Bank directly from a PFI pursuant to a delivery commitment, a binding agreement between the PFI and the Bank.

Mortgage Loan Participations. The Bank may sell participation interests in purchased mortgage loans to other FHLBanks, institutional third party investors approved in writing by the FHLBank of Chicago, the member that provided the CE, and other members of the FHLBank System. The Bank also may purchase mortgage loans from other FHLBanks.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2015, 50 PFIs were eligible to offer the product. Of these, 12 PFIs sold $52.5 million of mortgage loans through MPF Xtra for 2015. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

MPF Direct. This is operationally similar to MPF Xtra and allows PFIs to sell residential, jumbo fixed-rate mortgages to FHLBank Chicago, which concurrently sells them to a third party on a nonrecourse basis. PFIs which have completed all required documentation and training are eligible to offer the product. MPF Direct does not have the credit structure of the traditional MPF Program, and there is no CE obligation assumed by the PFI or the Bank and no CE fees are paid. The Bank receives a nominal fee for facilitating MPF Direct transactions. Given the arrangement, these loans are not reported on the Bank's Statement of Condition.

MPF 35. This product is similar to the MPF Original product but has a CE fee structure that is based partly on performance, a FLA equal to 35 basis points, and an option for the PFI’s CE obligation to be covered by a third party.

The FHLBank of Chicago, in its role as MPF Provider, provides the programmatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, “MPF Direct” and “MPF 35” are registered trademarks of the FHLBank of Chicago.

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
Banking on Business (BOB) Loans

See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. In 2015 and 2014, the Bank made $3.5 million and $2.8 million available, respectively, to assist small businesses through the BOB loan program.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2015 and 2014.

(in millions)	December 31, 2015	December 31, 2014
Consolidated obligation bonds	$48,515.7	$43,602.1
Consolidated obligation discount notes	42,318.5	37,065.7
Total Bank consolidated obligations	90,834.2	80,667.8
Total FHLBank System combined consolidated obligations	$905,201.8	$847,174.8

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

Capital Resources

Capital Plan.  The Bank currently has two subclasses of capital stock: B1 membership and B2 activity. The Capital Plan generally sets the calculation of the annual Membership Asset Value (MAV) stock purchase requirement based on the member’s assets as set forth in its prior December 31 call report data. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. Agency securities; U.S. Agency MBS; non-Agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. Adjustments to the amount of membership and activity stock that each member must hold can be made periodically by the Bank's Board of Directors in accordance with the terms of the Capital Plan. Ranges have been built into the Capital Plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. Currently, these are the stock purchase requirements for each class of stock.

Each member is required to purchase and maintain membership stock equal to the following:

Range of membership stock requirement according to the Capital Plan
	Minimum	Maximum	Current requirement
% of membership assets	0.05%	1.0%	0.1%
Membership stock cap	$5 million	$100 million	$45 million
Membership stock floor			$10 thousand

Each member is required to purchase and maintain activity stock equal to the percentage of the book value of the following transactions as shown in the table below:

	Range of activity stock requirement according to the Capital Plan
	Minimum	Maximum	Current requirement
Outstanding advances	2.0%	6.0%	4.0%
Acquired member assets	0.0%	6.0%	4.0%
Letters of credit	0.0%	4.0%	0.75%
Outstanding advance commitments (settling more than 30 days after trade date)	0.0%	6.0%	0.0%

Bank capital stock may not be publicly traded; it may be issued, redeemed and repurchased at its stated par value of $100 per share. Under the Capital Plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Currently, the Bank's practice is to repurchase all excess capital stock on a weekly basis.

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time.

In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.0%. This dividend was based on average member capital for the fourth quarter of 2014. In addition, the Bank paid a special dividend of 2.5%. The special dividend was based on average member capital stock for the full year of 2014. In April, July and October 2015, the Bank paid quarterly dividends equal to an annual yield of 5.0% on activity stock and 3.0% on membership stock. These dividends were based on stockholders' average balances for the first quarter (April dividend), second quarter (July dividend), and third quarter (October dividend). In February 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% on activity stock and 3.0% on membership stock. The dividends were based on average member capital for the fourth quarter of 2015.

As of December 31, 2015, the balance in retained earnings was $881.2 million, of which $162.5 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Derivatives and Hedging Activities

The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank may use derivative financial instruments in the following ways: (1) by designating them as a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge).

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

Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of interest rates as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank's ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered. Despite these competitive factors, advances rose 17.5% to

$74.5 billion at December 31, 2015 compared to $63.4 billion at December 31, 2014. This was primarily driven by increases in fixed- and floating-rate term advance borrowings by several members. Additional details regarding the advance portfolio are available in the Financial Condition discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, and other secondary market conduits. The MPF Program competes with these alternatives on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by an advance from the Bank. The Bank’s focus is on purchasing MPF loans from community and regional member banks in its district.

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

Major Customers

PNC Bank, N.A., Santander Bank, N.A., Chase Bank USA, N.A., and Ally Bank each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2015. See further discussion in Item 1A. Risk Factors and the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2015, the Bank had 213 full-time employee positions and two part-time employee positions, for a total of 214 full-time equivalents. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes and certain employer payroll taxes.

AHP

The FHLBanks must set aside for the AHP annually, on a combined basis, the greater of an aggregate of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 15 - Affordable Housing Program (AHP) to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

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

The Bank also makes the Annual Report filed on Form 10-K, Quarterly Reports filed on Form 10-Q, Current Reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Financial Officer, and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2015 Annual Report on Form 10-K as exhibits to this Report.

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

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission continue to be impacted by the evolving regulations impacting the finance industry. To date, the Bank has effectively implemented all requirements for derivatives clearing including establishing relationships with Futures Commission Merchants (FCMs) and an integration of swap execution facilities. Final regulations regarding uncleared swaps were issued in October, 2015. When they take effect, the Final Margin Rules will subject uncleared swaps and uncleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end-users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The Final Margin Rules will require variation margin to be exchanged daily for uncleared swaps and uncleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). Variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for the Bank on September 1, 2020. Since the Bank is currently posting and collecting variation margin on uncleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on the Bank's costs. However, when the initial margin requirements under the Final Margin Rules become effective, the Bank anticipates that the cost of engaging in uncleared swaps may increase. Additional details regarding the Dodd-Frank Act and its implementing regulations are included in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Bank continued to clear certain derivative transactions through a third-party central clearinghouse in 2015. These swaps are subject to mandatory reporting, record-keeping and documentation requirements established by applicable regulators, an initial and a variation margin requirement established by the clearinghouse and its clearing members. Guidance from the

Commodity Futures Trading Commission (CFTC) also addressed treatment of customer collateral for cleared swaps and additional protections for such collateral.

The Bank's ability to achieve its risk management objectives has not been materially impacted by the initial derivative clearing requirements and these requirements have not negatively impacted the Bank's cost of funds. The impact of the recently adopted final regulations regarding uncleared swaps specifically the initial margin requirements that become effective for the Bank September 1, 2020, could have a material impact on the Bank’s cost of funds, results of operations and financial condition.

The Housing Act was intended to, among other things, address the housing finance crisis, expand the Finance Agency's authority and address GSE reform issues. Several GSE reform bills have been crafted, and the Administration and Congress will further address GSE reform going forward. Depending on the terms, such legislation could have a material effect on the Bank. The series of housing initiatives such as mortgage modification and refinancing programs enacted to aid homeowners have helped to stabilize and heal the housing market. In an attempt to boost credit availability for housing purchases, the FHA cut insurance premiums and continues to work toward clarifying putback and indemnification policies. The Housing GSEs, Fannie Mae and Freddie Mac also adopted clarifications to their putback policies. The effects on the mortgage market from these programs and policies, or the introduction of any new programs or policies may impact the value of the Bank's MBS holdings and how the Bank executes loan modifications on its portfolio of mortgages.

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

The Bank cannot predict whether new regulations will be promulgated nor the effect of any new regulations (including, without limitation, capital and liquidity requirements on the Bank’s members) on the Bank's operations. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products, and as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital requirements, an increase in the Banks' cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank. As discussed below, the Finance Agency has recently issued a final rule on membership.

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

At December 31, 2015, the Bank's five largest customers, PNC Bank, N.A., Chase Bank USA, N.A., Santander Bank, N.A., TD Bank, N.A., and Ally Bank, accounted for 72% of its TCE and owned 68% of its outstanding capital stock. Of these members, PNC Bank, N.A., Santander Bank, N.A., Ally Bank and Chase Bank USA, N.A. each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations. As discussed in the Legislative and Regulatory Developments section of this Form 10-K, the Finance Agency has issued a final membership regulation. Unlike the proposed rule, the final regulation does not impose ongoing asset tests on prospective and current Bank members. As a result, under this final regulation the Bank does not face the risk of losing existing members (with resulting potentially material reduction in advance balances) due to failing to meet an ongoing asset test requirement. The final regulation as with the proposed regulation prohibits captive insurance companies from becoming members of an FHLBank and establishes principal place of business requirements for new insurance company membership applicants to an FHLBank. Future legislative changes or Finance Agency regulatory actions regarding eligibility for membership in an FHLBank to the extent they result in a significant reduction in the Bank’s outstanding advances could affect the Bank’s financial condition and results of operations.

See further discussion of the final membership regulation in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

Global financial market disruptions could result in uncertainty and unpredictability for the Bank in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

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

The Bank is affected by the global economy through member ownership and investor appetite. Changes in perception regarding the stability of the U.S. economy, the creditworthiness of the U.S. government, the degree of government support of financial institutions or the depletion of funds available for investment by overseas investors could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt. While the Bank’s debt costs are still at historical lows, the swap spreads on debt have tightened as the yield curve for U.S. Treasuries has flattened due to increased corporate debt issuance and selling of U.S. Treasuries.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2015, out of a total of $905.2 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $90.8 billion, or approximately 10.0% of the total.

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

As of March 9, 2016, FHLBank System consolidated obligation bonds have been assigned Aaa/Stable Outlook and AA+/Stable Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. In addition, all FHLBanks have been assigned a long-term rating of Aaa/Stable Outlook and AA+/Stable Outlook by Moody’s and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody’s and S&P, respectively. These ratings indicate that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered further by at least one NRSRO. This could adversely affect the Bank's costs of doing business as described above. In addition, further downgrades could negatively impact the Bank's reputation and may result in heightened scrutiny by the regulator.

Additional ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. In some states, acceptance of the Bank's letters of credit as collateral for public funds deposits requires an AAA rating from at least one rating agency. If all the NRSROs downgrade their ratings, the Bank's letters of credit business in those states may be affected and the amount of the Bank's letters of credit may be reduced, both of which could negatively affect financial condition and results of operations. The Bank's costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AA+.

The Bank's business is dependent upon its computer information systems. An inability to process information or implement technological changes, or an interruption in the Bank's systems, may result in lost business or increased operational risk. The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber-security risks and cyber incidents.

The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing capital expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. As interest rates continue to be at historic lows, there is the potential for negative interest rates. If that occurs, certain automated processes in the Bank may have to be completed manually which may increase operational risk. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised.

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

In addition to internal computer systems, the Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure or interruption of these systems, or any disruption of service, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively, including, and without limitation, its hedging, advances and wire activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failure or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows. Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank does assess the adequacy of security controls for its significant third parties, there is no assurance that such a breach will not occur.

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

The Bank may be unable to optimally manage its market risk due to unexpected sizable adverse market movements that threaten the Bank's interest rate risk/market risk profile faster than Bank strategies can offset. In addition, the Bank’s MBS portfolio introduces specific interest rate and prepayment risk, which may impact the value of and income associated with those investments. Not prudently managing this risk may adversely affect the Bank's net interest income, results of operations and the market value of its equity.

The Bank is subject to various market risks, including interest rate risk and prepayment risk. The Bank realizes income primarily from the spread between interest earned on advances and investment securities and interest paid on debt and other liabilities, known as net interest income. The Bank's financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve. The Federal Reserve's policies, which are difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets.

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce interest rate risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank's income. However, market movements and volatility affecting the valuation of instruments in hedging relationships can cause income volatility in the form of hedge ineffectiveness. Should the use of derivatives be limited, with that activity being replaced with a higher volume of debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

In addition, the Bank's profitability and the market value of its equity are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, advance volumes and pricing, market conditions for the Bank's consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. These assumptions are inherently uncertain and, as a result, the measures cannot precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

With respect to the Bank’s MBS portfolio, increases in interest rates may slow prepayments and extend mortgage cash flows. If the debt funding the mortgage assets matures, it could be re-issued at a higher rate and decrease the Bank's net interest income.

Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank's mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time, if associated debt remains outstanding (i.e., debt overhang).

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

The Bank makes significant use of business and financial models for making business decisions and managing risk. For example, the Bank uses models to measure and monitor exposures to interest rate and other market risks and credit risk, including prepayment risk. A credit scoring model is also used in part as a basis for credit decisions. The Bank also uses models in determining the fair value of certain financial instruments. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products and in financial reporting.

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

The Bank invests in MBS and is subject to the risk of credit deterioration. The Bank is also subject to the risk that MBS servicers may fail to perform their obligations to service mortgage loans as collateral for MBS. These risks have adversely impacted the Bank's results of operations and could impact the Bank’s capital position.

The Bank currently invests in Agency and other U.S. obligation MBS, which support the Bank’s mission. Prior to 2008, the Bank also had invested in private label MBS, which exposed the Bank to a higher level of credit risk relative to the other investments within the Bank’s portfolio, and resulted in credit-related OTTI losses over the last several years. However, this portion of the Bank’s portfolio has continued to run off, with no new investments purchased since 2007; minimal credit-related OTTI losses were recognized in 2015. Given the profile of the current portfolio, the Bank is subject to less credit risk.

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

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 3.2% of the Bank's total assets as of December 31, 2015 and approximately 17.3% of the Bank's total interest income in 2015. In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. The Finance Agency made a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing of their home mortgage and extended the program through December 31, 2016. Other agencies have also implemented programs over the last few years aimed at preventing foreclosure. The Bank offers a loan modification program for its MPF Program loans. To date, the Bank has not experienced any significant impact on its portfolio levels from the HARP program, the Bank's MPF loan modification program or the existing foreclosure prevention programs. However, program execution and related changes, as well as any new programs at either the federal or state level, may change that experience.

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

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term advances, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance. See the Liquidity and Funding Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K for additional information on the Finance Agency guidance.

The ability to obtain funds through the sale of consolidated obligations depends in part on current conditions in the capital markets and the short-term capital markets in particular. Accordingly, the Bank may not be able to obtain funding on acceptable terms, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations.

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

The Administration and Congress may continue deliberating GSE reform. The outcome of those deliberations and resulting legislation, if any, could have a material impact on the issuance of and costs associated with FHLBank debt.

Ineffective or inadequate Bank governance, risk identification and management may negatively impact the Bank's results of operations and financial condition.

The Bank is subject to the risk of ineffective or inadequate leadership or governance. Management could: make poor business decisions, engage in poor succession planning, or make decisions based on inaccurate or incomplete data; adopt ill-formed policy without understanding the implications to the Bank and its members; fail to identify and properly manage and mitigate risks to the Bank, all of which could negatively impact the Bank's results of operations and financial condition. The Bank develops and monitors a periodic strategic plan, an annual operating plan and an ongoing financial forecast to generate the proper level of information and background with which to manage the Bank effectively and identify risks and concerns to be monitored. Improper alignment of the Bank's strategic plan and operating plan with the Bank's risk profile and appetite may result in inconsistent management or governance.

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

If member institution failures and mergers or consolidations occur affecting the Bank's district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank's district. The resulting loss of business could negatively impact the Bank's financial condition and results of operations. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution's obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations and the operational cost of liquidating the collateral. The Bank did not experience any member failure in 2015.

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

In 2014, the Bank approved its first Community Development Financial Institution (CDFI) member and in 2015 added a second. CDFIs are not generally subject to a banking or insurance primary regulatory scheme. The Bank’s lending practices for CDFIs recognize risk differences such as the potential application of the federal bankruptcy code for the insolvency of a CDFI. The Bank takes steps to mitigate this risk, which may include requiring specific over-collateralization levels or limits on eligible collateral. For all insurance company and CDFI members, the Bank requires delivery of collateral pledged to secure the Bank’s advances and other credit products provided to such members.

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

If the number of high quality counterparties available for uncleared hedging transactions decreases, the Bank's ability to enter into hedging transactions may be constrained. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank's credit risk position and the advance products the Bank can offer to members. The Bank has limited its unsecured investment activity to overnight maturities only with European counterparties in AAA- or AA-rated Eurozone countries; term investment exposure is limited to counterparties in the U.S., Canada and Australia. The Bank also requires all derivatives to be collateralized.

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

The Finance Agency now requires the FHLBanks to conduct annual stress tests, which are used to evaluate each FHLBank's capital adequacy under adverse economic and financial conditions. Each FHLBank is required to provide an annual report on the results of the stress tests to the Finance Agency and Federal Reserve. The Bank first reported stress test results in April 2014 and the latest results were reported April 2015. The regulator moved the next stress test reporting to August 2016. See the Risk Governance discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for additional details regarding the current year stress test results.

The Bank's accounting policies and methods are fundamental to how the Bank reports its market value of equity, financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain.

The Bank has identified several accounting policies as being critical to the presentation of its financial statements because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the Bank's determination of fair values, accounting for derivatives, and accounting for OTTI for investment securities, among others. Additional information is included in the Critical Accounting Polices and Estimates section in Item 7. Management's Discussion and Analysis in this Form 10-K.

Bank management exercises significant judgment in assigning fair value to all of its financial assets and liabilities. These fair values are reported in Note 19 - Estimated Fair Values to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The fair values assigned to financial assets and liabilities have a considerable impact on the Bank's market value of equity. If market values are inaccurate, decisions regarding management of the balance sheet may be negatively affected. Management monitors market conditions and takes what it deems to be appropriate action to preserve the value of equity and earnings. The ability to appropriately manage the market value of equity is dependent on reliable information regarding the market conditions in which the Bank is operating. For additional discussion regarding market value of equity and OTTI, see Risk Management in Item 7. Management's Discussion and Analysis and Note 7 - OTTI to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, in this Form 10-K.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1301 Pennsylvania Avenue, Washington, DC 20004; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 435 N. DuPont Highway, Dover, Delaware 19904; (4) 1286 Suncrest Town Center, Morgantown, WV 26505; and (5) 580 and 768 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

PART II – OTHER INFORMATION

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members and may be held by nonmembers due to out of district mergers. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The Bank has two subclasses of capital stock: B1 membership and B2 activity.

The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. This is referred to as mandatorily redeemable capital stock. The Bank reclassifies stock subject to redemption from capital stock to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination or other involuntary termination from membership. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s Capital Plan. The Bank's current practice is to repurchase all excess capital stock, including excess capital stock that is classified as mandatorily redeemable, on a weekly basis.

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2015, the total mandatorily redeemable capital stock reflected the balance for three institutions, two of which were merged out of district and considered to be nonmembers. One other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The total number of shares of capital stock outstanding as of December 31, 2015 was 35,457,007 of which members held 35,397,178 shares and nonmembers held 59,829 shares.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)	2015	2014
First quarter	$99.7	$16.8
Second quarter	34.7	28.7
Third quarter	38.1	28.0
Fourth quarter	40.3	30.4

See Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statements of Income data for 2015, 2014 and 2013, and the Condensed Statements of Condition data as of December 31, 2015 and 2014 are derived from the financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Statements of Income data for 2012 and 2011 and the Condensed Statements of Condition data as of December 31, 2013 and 2012 are derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2013 Form 10-K. The Condensed Statements of Condition data as of December 31, 2011 is derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2012 Form 10-K.

Condensed Statements of Income

		Year Ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Net interest income	$317.8	$283.1	$195.1	$209.8	$154.4
Provision (benefit) for credit losses	(0.2)	(4.1)	(1.8)	0.4	10.0
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(1.8)	—	(0.4)	(11.4)	(45.1)
Net gains (losses) on trading securities	1.6	22.4	(4.6)	0.4	(0.1)
Net realized gains from sale of available-for-sale (AFS) securities	—	—	—	—	7.3
Net gains (losses) on derivatives and hedging activities	3.4	(37.5)	30.2	10.7	(5.7)
Net gains (losses) on extinguishment of debt	—	—	9.6	—	—
Gains on litigation settlements, net	15.3	70.9	1.5	—	—
Other, net	26.0	19.8	11.2	7.4	10.6
Total other noninterest income (loss)	44.5	75.6	47.5	7.1	(33.0)
Other expense	77.5	78.6	80.0	72.3	65.0
Income before assessments	285.0	284.2	164.4	144.2	46.4
AHP Assessment (2)	28.5	28.4	16.6	14.5	8.4
Net income	$256.5	$255.8	$147.8	$129.7	$38.0
Earnings per share (3)	$8.04	$8.89	$5.40	$4.28	$1.05

Dividends (4)	$212.8	$103.9	$21.4	$5.8	$—
Dividend payout ratio(5)	82.96%	40.64%	14.49%	4.30%	—%
Return on average equity	6.16%	6.83%	4.32%	3.75%	0.98%
Return on average assets	0.29%	0.36%	0.24%	0.23%	0.07%
Net interest margin (6)	0.36%	0.40%	0.32%	0.37%	0.30%
Regulatory capital ratio (7)	4.60%	4.53%	5.16%	5.89%	7.44%
GAAP capital ratio(8)	4.67%	4.67%	5.22%	5.31%	6.47%
Total average equity to average assets	4.66%	5.22%	5.60%	6.02%	7.53%
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
(8) GAAP capital ratio is sum of capital stock, retained earnings and accumulated other comprehensive income (AOCI) as a percentage of total assets at period-end.

Condensed Statements of Condition

	December 31,
(in millions)	2015	2014	2013	2012	2011
Cash and due from banks	$2,377.0	$2,451.1	$3,121.3	$1,350.6	$634.3
Investments(1)	16,144.0	16,528.4	13,875.2	19,057.2	16,639.5
Advances	74,504.8	63,408.4	50,247.5	40,497.8	30,604.8
Mortgage loans held for portfolio, net(2)	3,086.9	3,123.3	3,224.1	3,532.5	3,883.1
Total assets	96,336.3	85,677.1	70,670.9	64,616.3	51,994.3
Consolidated obligations, net:
Discount notes	42,276.8	37,058.1	28,236.3	24,148.5	10,921.5
Bonds	48,606.0	43,714.5	37,698.3	35,135.6	35,613.0
Total consolidated obligations, net(3)	90,882.8	80,772.6	65,934.6	59,284.1	46,534.5
Deposits	686.0	641.2	694.4	999.9	1,099.7
Mandatorily redeemable capital stock	6.0	0.6	—	431.6	45.7
AHP payable	70.9	56.0	36.3	24.5	13.6
Total liabilities	91,834.7	81,674.1	66,978.7	61,187.3	48,331.4
Capital stock - putable	3,539.7	3,041.0	2,962.2	2,816.0	3,389.9
Unrestricted retained earnings	718.7	726.3	625.6	528.8	430.8
Restricted retained earnings	162.5	111.2	60.1	30.5	4.5
AOCI	80.7	124.5	44.3	53.7	(162.3)
Total capital	4,501.6	4,003.0	3,692.2	3,429.0	3,662.9
Notes:
(1) Includes trading, AFS and Held-to-maturity (HTM) investment securities, securities purchased under agreements to resell, Federal funds sold, and interest-bearing deposits.
(2) Net of allowance for loan losses of $5.7 million, $7.3 million, $11.4 million, $14.2 million and $14.3 million at December 31, 2015 through 2011, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $905.2 billion, $847.2 billion, $766.8 billion, $687.9 billion and $691.9 billion at December 31, 2015 through 2011, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

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

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. During 2015, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) deteriorated compared to 2014 as a result of swap spreads moving closer to U.S. Treasury rates.

The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust as necessary its prepayment estimates in its models to ensure they reflect actual borrower activity. In addition, the Bank’s higher yielding private label mortgage backed securities (MBS) portfolio continues its expected runoff. As higher coupon mortgage loans prepay and mature along with higher yielding private label MBS, the return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and investments and a possible decrease in the net interest margin. However, the Bank has accretion of interest income on certain private label residential MBS as a result of significant projected increases in cash flows. During 2015, this accretion resulted in additional interest income of $27.4 million compared to $23.6 million in 2014.

Results of Operations. The Bank’s net income for 2015, totaled $256.5 million, slightly higher than $255.8 million in 2014. In the year-over-year comparison, the primary earnings factors were higher net gains on derivatives and hedging activities and higher net interest income, offset by lower gains on the resolution of litigation settlements (net of legal fees and expenses) and lower net gains on trading securities. Net interest income was $317.8 million for 2015, an increase of $34.7 million compared to $283.1 million in 2014, primarily due to higher interest income on advances partially offset by higher interest expense on consolidated obligations.

For the fourth quarter of 2015, net income was $54.4 million, compared to $64.3 million in the fourth quarter of 2014. This $9.9 million decrease was primarily driven by net losses on trading securities and lower net interest income, partially offset by net gains on derivatives and hedging activities. In addition, there were no gains from the resolution of litigation settlements (net of legal fees and expenses) in the fourth quarter of 2015 compared to gains of $20.2 million in the fourth quarter 2014. Net interest income was $78.1 million for the fourth quarter of 2015, compared to $82.7 million in the fourth quarter of 2014, a decrease of $4.6 million. The decline in net interest income reflected higher interest expense of $24.8 million due to consolidated obligations, which more than offset higher interest income of $20.2 million, primarily due to advances.

The net interest margin for 2015 was 36 basis points compared to 40 basis points in 2014. The four basis point decrease was due primarily to lower advance prepayment fees and a large increase in lower-spread assets, mainly advances.

Financial Condition. Advances. Advances totaled $74.5 billion at December 31, 2015, an increase of $11.1 billion compared to $63.4 billion at December 31, 2014. Advance volume growth in 2015 was driven primarily by demand from larger members; however, advance volumes increased in all member classifications. Along with an increase in the size of the advance portfolio during 2015, the term of advances also increased modestly. At December 31, 2015, approximately 55% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 53% at December 31, 2014.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) member’s regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At December 31, 2015, the Bank held $16.1 billion of total investment securities, including trading, AFS and HTM investment securities as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2014, these investments totaled $16.5 billion. The decrease of $0.4 billion was primarily driven by decreases in Federal funds sold due to market-driven demand.

Consolidated Obligations. The Bank's consolidated obligations totaled $90.9 billion at December 31, 2015, an increase of $10.1 billion from December 31, 2014. This growth in consolidated obligations was due to increases in both discount notes and bonds, primarily to support advance activity. At December 31, 2015, bonds represented 53% of the Bank's consolidated obligations, compared with 54% at December 31, 2014. Discount notes represented 47% of the Bank's consolidated obligations at December 31, 2015 compared with 46% at year-end 2014.

Capital Position and Regulatory Requirements. Total retained earnings at December 31, 2015 were $881.2 million, up from $837.5 million at year-end 2014 reflecting the Bank's net income for 2015 which was partially offset by dividends paid. AOCI was $80.7 million at December 31, 2015 a decrease of $43.8 million from December 31, 2014. This decrease was primarily due to the changes in the fair values of securities within the AFS portfolio.

In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.0%. In addition, the Bank paid a special dividend of 2.5%. The special dividend was based on average member capital stock for the full year of 2014. In April, July, and October 2015, the Bank paid quarterly dividends equal to an annual yield of 5.0% on activity stock and 3.0% on membership stock. These dividends were based on stockholders' average balances for the first quarter (April dividend), second quarter (July dividend), and third quarter (October dividend). In February 2016, the Bank paid quarterly dividends of 5.0% annualized on activity stock and 3.0% annualized on membership stock. The dividends were based on average member capital for the fourth quarter of 2015.

The Bank met all of its capital requirements as of December 31, 2015, and in the Finance Agency’s most recent determination, as of September 30, 2015, the Bank was deemed "adequately capitalized."

2016 Outlook

Generally, the Bank’s members have experienced a heightened focus on liquidity and capital management by their regulators and other important market constituencies. This has resulted in certain members utilizing additional advance products at the Bank. For 2016, the Bank anticipates that certain members will continue to utilize advances to meet liquidity needs. If the economy continues to improve loan growth opportunities and strong competition for retail deposits should also be beneficial for advance demand at regional banks and CFIs.
The Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities.
Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2015 was $256.5 million, slightly higher than 2014’s $255.8 million. In a year-over-year comparison, the primary earnings factors were higher net gains on derivatives and hedging activities and higher net interest income, offset by lower gains on the resolution of litigation settlements (net of legal fees and expenses) and lower net gains on trading securities. Net gains on derivatives and hedging activities were $3.4 million in 2015, an increase of $40.9 million compared to a net loss of $37.5 million in 2014. Net interest income was $317.8 million for 2015, an increase of $34.7 million compared to $283.1 million in 2014. Higher net interest income was primarily due to higher interest income on advances partially offset by higher interest expense on consolidated obligations. In 2015, the Bank recorded $15.3 million related to the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label MBS, a decrease of $55.6 million compared to $70.9 million in 2014. Net gains on trading securities were $1.6 million for 2015, a decrease of $20.8 million compared to a net gain of $22.4 million in 2014. The Bank’s return on average equity for 2015 was 6.16% compared to 6.83% for the prior year period.

2014 vs. 2013. The Bank recorded net income of $255.8 million in 2014 compared to $147.8 million in 2013, an increase of $108.0 million. The increase was primarily due to higher net interest income, gains on litigation settlements (net of legal fees and expenses), and net gains on trading securities, partially offset by net losses on derivatives and hedging activities. The Bank’s return on average equity for 2014 was 6.83%, compared to 4.32% for 2013.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2015, 2014 and 2013.
Average Balances and Interest Yields/Rates Paid

	2015			2014			2013
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$7,486.3	$8.2	0.11	$5,734.2	$3.9	0.07	$5,815.3	$5.2	0.09
Interest-bearing deposits(2)	308.8	0.4	0.11	443.3	0.4	0.08	458.5	0.5	0.10
Investment securities(3)	11,056.8	217.0	1.96	11,208.7	219.5	1.96	11,493.9	219.1	1.91
Advances(4)	65,739.9	349.5	0.53	50,376.8	272.9	0.54	39,353.1	230.0	0.58
Mortgage loans held for portfolio(5)	3,079.3	120.5	3.91	3,160.1	129.4	4.09	3,400.1	141.7	4.17
Total interest-earning assets	87,671.1	695.6	0.79	70,923.1	626.1	0.88	60,520.9	596.5	0.99
Allowance for credit losses	(8.2)			(10.4)			(15.1)
Other assets(6)	1,569.4			850.7			650.4
Total assets	$89,232.3			$71,763.4			$61,156.2
Liabilities and capital:
Deposits (2)	$675.9	$0.3	0.04	$700.5	$0.2	0.03	$813.8	$0.3	0.04
Consolidated obligation discount notes	35,181.0	54.1	0.15	27,793.8	24.2	0.09	18,733.5	18.5	0.10
Consolidated obligation bonds(7)	48,376.4	323.2	0.67	38,618.7	318.4	0.82	36,999.8	381.3	1.03
Other borrowings	3.5	0.2	4.76	2.9	0.2	6.73	198.9	1.3	0.67
Total interest-bearing liabilities	84,236.8	377.8	0.45	67,115.9	343.0	0.51	56,746.0	401.4	0.71
Other liabilities	834.2			902.2			983.3
Total capital	4,161.3			3,745.3			3,426.9
Total liabilities and capital	$89,232.3			$71,763.4			$61,156.2
Net interest spread			0.34			0.37			0.28
Impact of noninterest-bearing funds			0.02			0.03			0.04
Net interest income/net interest margin		$317.8	0.36		$283.1	0.40		$195.1	0.32
Average interest-bearing assets to interest-bearing liabilities	104.1%			105.7%			106.7%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.3 billion, $0.5 billion and $0.7 billion in 2015, 2014 and 2013, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $13.6 million, $(28.2) million and $53.1 million in 2015, 2014 and 2013, respectively.

Net interest income increased $34.7 million in 2015 compared to 2014 primarily due to an increase in interest income on advances partially offset by an increase in interest expense on consolidated obligations. Interest-earning assets increased 23.6% with higher demand for advances and increased purchases of Federal funds sold and securities purchased under agreement to resell partially offset by a lower amount of investments and mortgage loans. Higher interest income on advances was partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased as advance volume more than offset a slight decline in yield. Interest income on mortgage loans declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets. Interest expense increased due to an increased level of discount notes and bonds which more than offset a six basis point decline in the rate paid on interest-bearing liabilities.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2015, 2014 and 2013.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2015 Compared to 2014			2014 Compared to 2013
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$1.5	$2.8	$4.3	$(0.1)	$(1.2)	$(1.3)
Interest-bearing deposits	(0.1)	0.1	—	—	(0.1)	(0.1)
Investment securities	(3.0)	0.5	(2.5)	(5.5)	5.9	0.4
Advances	81.7	(5.1)	76.6	60.7	(17.8)	42.9
Mortgage loans held for portfolio	(3.2)	(5.7)	(8.9)	(9.9)	(2.4)	(12.3)
Total interest-earning assets	$76.9	$(7.4)	$69.5	$45.2	$(15.6)	$29.6

Interest-bearing deposits	$—	$0.1	$0.1	$—	$(0.1)	$(0.1)
Consolidated obligation discount notes	7.7	22.2	29.9	8.1	(2.4)	5.7
Consolidated obligation bonds	71.7	(66.9)	4.8	16.1	(79.0)	(62.9)
Other borrowings	—	—	—	(2.5)	1.4	(1.1)
Total interest-bearing liabilities	$79.4	$(44.6)	$34.8	$21.7	$(80.1)	$(58.4)
Total increase (decrease) in net interest income	$(2.5)	$37.2	$34.7	$23.5	$64.5	$88.0

Interest income increased in 2015 compared to 2014 due to a volume increase partially offset by a rate decrease. Higher advance volume drove the interest income increase. Interest expense increased in 2015 compared to 2014 due to higher volumes partially offset by lower rates. The increase reflected higher consolidated obligation volumes partially offset by a rate decrease.

The following table presents the average par balances of the Bank's advance portfolio for 2015, 2014 and 2013. These balances do not reflect any hedge accounting adjustments.

(in millions)				Change 2015 vs. 2014	Change 2014 vs. 2013
Product	2015	2014	2013	%	%
Repo/Mid-Term Repo	$20,466.2	$17,903.4	$12,687.7	14.3	41.1
Core (Term)	43,547.7	30,091.4	23,627.7	44.7	27.4
Convertible Select	1,462.0	1,929.0	2,351.7	(24.2)	(18.0)
Total par value	$65,475.9	$49,923.8	$38,667.1	31.2	29.1
The increase in advance volume in 2015 compared to 2014 led to an increase in interest income, partially offset by a small decrease in the yield related to prepayment fees. Advance volume growth in 2015 was driven primarily by demand from larger members; however, advance volumes increased in all member classifications.

The average mortgage loans held for portfolio balance declined in 2015 due to the continued run-off of the Mortgage Partnership Finance (MPF) Plus portfolio. The Bank has not purchased loans into this portion of the portfolio since July 2006, and the run-off more than offset purchases of new loans into the MPF Original and MPF 35 portions of the portfolio. Interest income decreased as the newer loans have generally lower yields than those that are paying down.
Interest expense on the average consolidated obligations portfolio increased in 2015 compared to 2014 as average discount note and bond balances both increased. Rates paid on discount notes rose as the Federal funds target rate increase in mid-December 2015 was reflected in discount note pricing earlier in the fourth quarter of 2015. These increases were partially offset by a decline in rates paid on bonds. The rate decrease on bonds was primarily due to longer term debt that was called or matured and replaced with lower cost debt. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
2014 vs. 2013. Interest income increased in 2014 compared to 2013 driven by volume increases partially offset by rate decreases. The increase was primarily driven by an increase in advance volume partially offset by lower advance yields. The investment securities portfolio experienced a rate increase that was mostly offset by a volume decrease while interest income in the mortgage loans held for portfolio declined due to both volume and rate decreases. Interest expense decreased in 2014 compared to 2013 as a rate decrease more than offset a volume increase. The primary interest expense driver was a decrease in rates paid on consolidated obligation bonds. Members’ liquidity needs contributed to the increase in advance volume, while the rate decline was driven by changes in the composition of the portfolio. Mortgage loans held for portfolio decreased as the run-off of existing loans exceeded the purchase of new loans. The rate decline in consolidated obligation bonds was primarily due to longer-term debt that was called or matured and replaced with lower cost debt. Consolidated obligation balances overall increased in 2014 commensurate with the increase in interest-earning assets.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2015, 2014 and 2013. Derivative and hedging activities are discussed below.

2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$65,739.9	$349.5	0.53	$553.0	0.84	$(203.5)	(0.31)
Mortgage loans held for portfolio	3,079.3	120.5	3.91	124.6	4.04	(4.1)	(0.13)
All other interest-earning assets	18,851.9	225.6	1.20	244.6	1.30	(19.0)	(0.10)
Total interest-earning assets	$87,671.1	$695.6	0.79	$922.2	1.05	$(226.6)	(0.26)
Liabilities:
Consolidated obligation bonds	$48,376.4	$323.2	0.67	$551.3	1.14	$(228.1)	(0.47)
All other interest-bearing liabilities	35,860.4	54.6	0.15	54.6	0.15	—	—
Total interest-bearing liabilities	$84,236.8	$377.8	0.45	$605.9	0.72	$(228.1)	(0.27)
Net interest income/net interest spread		$317.8	0.34	$316.3	0.33	$1.5	0.01

2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$50,376.8	$272.9	0.54	$507.5	1.01	$(234.6)	(0.47)
Mortgage loans held for portfolio	3,160.1	129.4	4.09	132.5	4.19	(3.1)	(0.10)
All other interest-earning assets	17,386.2	223.8	1.29	235.3	1.35	(11.5)	(0.06)
Total interest-earning assets	$70,923.1	$626.1	0.88	$875.3	1.23	$(249.2)	(0.35)
Liabilities:
Consolidated obligation bonds	$38,618.7	$318.4	0.82	$577.9	1.50	$(259.5)	(0.68)
All other interest-bearing liabilities	28,497.2	24.6	0.09	24.6	0.09	—	—
Total interest-bearing liabilities	$67,115.9	$343.0	0.51	$602.5	0.90	$(259.5)	(0.39)
Net interest income/net interest spread		$283.1	0.37	$272.8	0.33	$10.3	0.04

2013 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$39,353.1	$230.0	0.58	$494.5	1.26	$(264.5)	(0.68)
Mortgage loans held for portfolio	3,400.1	141.7	4.17	145.5	4.28	(3.8)	(0.11)
All other interest-earning assets	17,767.7	224.8	1.27	228.0	1.28	(3.2)	(0.01)
Total interest-earning assets	$60,520.9	$596.5	0.99	868.0	1.44	$(271.5)	(0.45)
Liabilities:
Consolidated obligation bonds	$36,999.8	$381.3	1.03	$631.2	1.71	$(249.9)	(0.68)
All other interest-bearing liabilities	19,746.2	20.1	0.10	20.1	0.10	—	—
Total interest-bearing liabilities	56,746.0	401.4	0.71	651.3	1.15	(249.9)	(0.44)
Net interest income/net interest spread		195.1	0.28	216.7	0.29	$(21.6)	(0.01)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives had little impact on net interest income and net interest spread in 2015. In 2014, the use of derivatives resulted in increases to both net interest income and net interest spread. By comparison, in 2013, both net interest income and net interest spread were negatively impacted by the use of derivatives. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans for 2015 was $(0.2) million compared to $(4.1) million in 2014. The benefit in 2015 was primarily due to continued improvement in the housing market and the related reduction in mortgage loan delinquencies and loss levels. The benefit in 2014 was primarily due to the adoption of certain provisions of AB 2012-02 which is discussed in more detail in the Financial Condition section of this Item 7.

2014 vs. 2013. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(4.1) million in 2014 compared to $(1.9) million in 2013. The 2013 benefit was due primarily to the MPF Plus portion of the portfolio which had a benefit of $(2.4) million partially offset by the MPF Original portion of the portfolio which had a provision of $0.4 million. The benefit on MPF Plus is due primarily to lower estimated losses given default as a result of the improved housing market and an increase in the estimated life of the portfolio due to rising interest rates. The provision on MPF Original is due to the growth of the first loss account (FLA) during 2013 in accordance with the credit structure terms of the product.

Other Noninterest Income

(in millions)	2015	2014	2013
Net OTTI losses, credit portion	$(1.8)	$—	$(0.4)
Net gains (losses) on trading securities	1.6	22.4	(4.6)
Net gains (losses) on derivatives and hedging activities	3.4	(37.5)	30.2
Net gains on extinguishment of debt	—	—	9.6
Gains on litigation settlements, net	15.3	70.9	1.5
Standby letters of credit fees	23.6	17.4	9.1
Other, net	2.4	2.4	2.1
Total other noninterest income	$44.5	$75.6	$47.5

The Bank's lower total other noninterest income for 2015 compared to 2014 was due primarily to lower gains on litigation settlements, net of legal fees and expenses, and lower net gains on trading securities partially offset by higher net gains on derivatives and hedging activities and higher standby letters of credit fees. The litigation settlements relate to investments the Bank made in private label MBS. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank’s trading portfolio. The activity related to derivatives and hedging activities is discussed in more detail below. The increase in standby letters of credit fees was due to higher volume and an increase in the fee on letters of credit.

2014 vs. 2013. The Bank's higher total other noninterest income for 2014 compared to 2013 was due primarily to the settlement of litigation claims, net of legal fees and expenses, net gains on trading securities, and standby letter of credit fees, partially offset by net losses on derivatives and hedging activities. The increase in standby letter of credit fees was due to higher volume.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives’ fair values are recorded in the Statement of Income.

The Bank's hedging strategies consist of fair value accounting hedges and economic hedges. Fair value hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank's balance sheet, but they do not qualify for hedge accounting or the Bank does not elect to apply hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes nor does it have any cash flow hedges.

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

The following tables detail the net effect of derivatives and hedging activities for 2015, 2014 and 2013.

	2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(5.0)	$—	$(4.1)	$9.9	$—	$0.8
Net interest settlements included in net interest income (2)	(198.5)	(19.0)	—	218.2	—	0.7
Total effect on net interest income (loss)	$(203.5)	$(19.0)	$(4.1)	$228.1	$—	$1.5
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.9	$1.0	$—	$2.9	$—	$4.8
Gains (losses) on derivatives not receiving hedge accounting	(5.0)	(37.3)	(0.8)	42.8	(1.1)	(1.4)
Total net gains (losses) on derivatives and hedging activities	$(4.1)	$(36.3)	$(0.8)	$45.7	$(1.1)	$3.4
Total net effect of derivatives and hedging activities	$(207.6)	$(55.3)	$(4.9)	$273.8	$(1.1)	$4.9

	2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(8.9)	$—	$(3.1)	$25.7	$—	$13.7
Net interest settlements included in net interest income (2)	(225.7)	(11.5)	—	233.8	—	(3.4)
Total effect on net interest income (loss)	$(234.6)	$(11.5)	$(3.1)	$259.5	$—	$10.3
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$3.9	$(1.6)	$—	$2.0	$—	$4.3
Gains (losses) on derivatives not receiving hedge accounting	(7.2)	(81.4)	(10.3)	56.7	0.4	(41.8)
Total net gains (losses) on derivatives and hedging activities	$(3.3)	$(83.0)	$(10.3)	$58.7	$0.4	$(37.5)
Total net effect of derivatives and hedging activities	$(237.9)	$(94.5)	$(13.4)	$318.2	$0.4	$(27.2)

	2013
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(9.4)	$—	$(3.8)	$32.1	$18.9
Net interest settlements included in net interest income (2)	(255.1)	(3.2)	—	217.8	(40.5)
Total effect on net interest income (loss)	$(264.5)	$(3.2)	$(3.8)	$249.9	$(21.6)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$3.1	$1.4	$—	$1.2	$5.7
Gains (losses) on derivatives not receiving hedge accounting	—	25.9	18.6	(20.0)	24.5
Total net gains (losses) on derivatives and hedging activities	$3.1	$27.3	$18.6	$(18.8)	$30.2
Total net effect of derivatives and hedging activities	$(261.4)	$24.1	$14.8	$231.1	$8.6
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During 2015, total ineffectiveness related to these fair value hedges resulted in net gains of $4.8 million compared to net gains of $4.3 million during 2014. The total notional amount decreased to $30.4 billion at December 31, 2015 from $32.2 billion at December 31, 2014. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest settlements and the changes in the fair value of the hedges in the “Net gains (losses) on derivatives and hedging activities” financial statement line item. For economic hedges, the Bank recorded net losses of $(1.4) million in 2015 compared to $(41.8) million for 2014. For 2015 and 2014, the change in net losses on economic hedges was driven by changes to the composition of the economic hedge portfolio as well as changes in interest rates. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $14.2 billion at December 31, 2015 and $12.7 billion at December 31, 2014.

2014 vs. 2013. Fair Value Hedges. In 2014 and 2013, total ineffectiveness related to fair value hedges resulted in net gains of $4.3 million and $5.7 million, respectively. The total notional amount increased to $32.2 billion in 2014 from $25.4 billion in 2013.

2014 vs. 2013. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded a net loss of $(41.8) million in 2014 and a net gain of $24.5 million in 2013. The total notional amount of economic hedges was $12.7 billion and $11.8 billion at December 31, 2014 and 2013, respectively.

Other Expense

(in millions)	2015	2014	2013
Compensation and benefits	$43.2	$43.1	$44.7
Occupancy	2.7	2.6	2.7
Other	21.5	24.6	24.9
Finance Agency	5.4	4.5	4.0
Office of Finance	4.7	3.8	3.7
Total other expenses	$77.5	$78.6	$80.0

The Bank's total other expenses for 2015 decreased slightly compared to 2014. The decline was primarily due to lower legal expenses related to the Bank’s private label MBS litigation and lower voluntary contributions to the Bank’s pension plan, partially offset by higher total compensation expense, including incentive payments. The voluntary contributions to the Bank’s pension plan in 2015 were $4.3 million.

2014 vs 2013. The Bank's total other expenses for 2014 decreased slightly compared to 2013 primarily due to lower compensation and benefits. The decrease included the impact of $6.9 million in voluntary contributions to the Bank’s pension plan in 2014.

Collectively, the 11 FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Income. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF as two directors of the OF are also FHLBank presidents.

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

The AHP, mandated by the Act, is the largest and primary public policy program of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations. The Bank’s contribution was $28.5 million, $28.4 million and $16.6 million for 2015, 2014 and 2013, respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2015, 2014, and 2013.

	2015	2014	2013
Funding rounds	1	1	1
Eligible applications	163	116	132
Grants	$23.8 million	$15.0 million	$13.6 million
Projects	63	38	42
Project development costs	$351.7 million	$280.9 million	$207.9 million
Units of affordable housing	2,390	1,954	1,430

The CLP offers advances at low-cost (i.e., the Bank’s cost of funds), providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2015, the CLP loan balance totaled $726.0 million, compared to $524.3 million at December 31, 2014, reflecting an increase of $201.7 million, or 38%.

The First Front Door Program (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. During 2015, $2.9 million in FFD grants were disbursed.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $96.3 billion at December 31, 2015, compared to $85.7 billion at December 31, 2014. The increase of $10.6 billion was primarily due to higher advances. Advances increased to $74.5 billion at December 31, 2015 from $63.4 billion at December 31, 2014. Advance volume growth in 2015 was driven primarily by demand from larger members; however, advance volumes increased in all member classifications.

The Finance Agency has communicated its interest in keeping all of the FHLBanks focused on activities related to their missions, such as making advances. For additional information, refer to the Legislative and Regulatory Developments section of Item 7. Management’s Discussion and Analysis in this Form 10-K .

Advances. Advances (par) totaled $74.3 billion at December 31, 2015 compared to $63.1 billion at December 31, 2014. At December 31, 2015, the Bank had advances to 199 borrowing members, compared to 189 borrowing members at December 31, 2014. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 74.1% of total advances as of December 31, 2015, compared to 73.8% at December 31, 2014.

The following table provides information on advances at par by product type at December 31, 2015 and December 31, 2014.

	December 31,	December 31,
in millions	2015	2014
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$9,233.8	$9,314.7
Core (Term)	21,163.6	21,242.2
Returnables	11,900.0	—
Total adjustable/variable-rate indexed	$42,297.4	$30,556.9
Fixed rate:
Repo/Mid-Term Repo	$21,047.8	$23,672.3
Core (Term)	8,533.9	6,723.8
Returnables	650.0	—
Total fixed rate	$30,231.7	$30,396.1
Convertible	$1,462.0	$1,923.0
Amortizing/mortgage-matched:
Core (Term)	342.2	250.0
Total par balance	$74,333.3	$63,126.0

The Bank had no putable advances at December 31, 2015 or 2014. In 2015, the Bank introduced a new adjustable, returnable advance product which has a floating rate and can be returned at a predetermined time.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding advance balance during 2015 and 2014.

	December 31,	December 31,
Member Asset Size	2015	2014
Less than $100 million	24	25
Between $100 million and $500 million	132	130
Between $500 million and $1 billion	44	45
Between $1 billion and $5 billion	35	33
Greater than $5 billion	21	19
Total borrowing members during the year	256	252
Total membership	307	304
Percentage of members borrowing during the period	83.4%	82.9%
Total borrowing members with outstanding loan balances at period-end	199	189
Percentage of members borrowing at period-end	64.8%	62.2%

During 2015, the Bank has experienced a net increase of three members. The Bank added 15 new members and lost 12 members. Of these 12, ten members merged with other institutions within the Bank's district and two members merged out of district.

The following table provides information at par on advances by member classification at December 31, 2015 and December 31, 2014. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and CFI (under $1.1 billion).

(in thousands)	December 31, 2015	December 31, 2014	Increase/(Decrease)
Member Classification
Large	$55,075.1	$47,825.2	15.2%
Regional	9,090.3	8,041.9	13.0%
Mid-size	3,443.7	2,657.6	29.6%
CFI (1)	4,262.2	3,963.9	7.5%
Insurance	2,459.8	633.4	288.3%
Non-member	2.2	4.0	(45.0)%
Total	$74,333.3	$63,126.0	17.8%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

As of December 31, 2015, total advances increased 18% compared with balances at December 31, 2014. Advances increased across all member classifications. The largest increases were in fixed- and floating-rate term advance borrowings by several members.

See the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2015.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses was $3.1 billion at both December 31, 2015 and December 31, 2014. The Bank’s focus is on purchasing MPF loans from community and regional member banks in its district. In the second quarter of 2015, the Bank introduced a new MPF product called MPF 35. It is similar to the MPF Original product but has a CE fee structure that is based partly on performance, a FLA equal to 35 basis points, and an option for the participating financial institution's (PFI) CE obligation to be covered by a third party. In the third quarter of 2015, the Bank introduced a new MPF product called MPF Direct. It is operationally similar to MPF Xtra and allows PFIs to sell residential, jumbo fixed-rate mortgages to FHLBank Chicago, which concurrently sells them to a third party on a nonrecourse basis. PFIs which have completed all required documentation and training are eligible to offer the product. MPF Dire ct does not have the credit structure of the traditional MPF Program, and there is no CE obligation assumed by the PFI or the Bank and no CE fees are paid. The Bank receives a nominal fee for facilitating MPF Direct transactions. Given the arrangement, these loans will not be reported on the Bank's Statement of Condition.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank’s mortgage loans was $0.6 million, $1.3 million, $2.5 million, $2.9 million and $4.0 million, for years 2015 through 2011, respectively. Foregone interest for the Bank’s BOB loans was immaterial. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2015	2014	2013	2012	2011
Advances(1)	$74,504.8	$63,408.4	$50,247.5	$40,497.8	$30,604.8
Mortgage loans held for portfolio, net(2)	3,086.9	3,123.3	3,224.1	3,532.5	3,883.1
Nonaccrual mortgage loans(3)	32.5	44.6	57.8	72.5	86.1
Mortgage loans 90 days or more delinquent and still accruing interest(4)	4.2	6.8	8.3	7.2	8.5
BOB loans, net	11.3	11.6	11.4	12.8	14.0
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $14.8 million, $12.8 million, $12.0 million, $10.2 million and $4.1 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2014, and the MPF Original portfolio continues to out-perform the market based on national delinquency statistics. As of December 31, 2015, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.5% of the MPF Original portfolio and 3.3% of the MPF Plus portfolio compared with 0.6% and 3.8%, respectively, at December 31, 2014.

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

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2011 through 2015.

(in millions)	2015	2014	2013	2012	2011
Balance, beginning of year	$7.3	$11.4	$14.2	$14.3	$3.2
(Charge-offs) Recoveries, net	(0.8)	0.3	(1.0)	(0.5)	(0.5)
Provision (benefit) for credit losses	(0.8)	(4.4)	(1.8)	0.4	11.6
Balance, end of year	$5.7	$7.3	$11.4	$14.2	$14.3
As a % of mortgage loans held for portfolio	0.2%	0.2%	0.4%	0.4%	0.4%

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the FLA. Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2015 and December 31, 2014.

	MPF CE structure December 31, 2015		ACL December 31, 2015
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$3.7	$177.1	$4.3	$(0.9)	$(4.1)	$0.2
MPF Plus	18.9	32.1	12.7	—	(7.2)	5.5
Total	$22.6	$209.2	$17.0	$(0.9)	$(11.3)	$5.7

	MPF CE structure December 31, 2014		ACL December 31, 2014
(in millions)	FLA	Available CE	Estimate of Credit Loss	Reduction to the ACL due to CE	ACL
MPF Original	$3.2	$157.2	$3.5	$(2.9)	$0.6
MPF Plus	20.0	35.8	15.7	(9.0)	6.7
Total	$23.2	$193.0	$19.2	$(11.9)	$7.3

The ACL on mortgage loans decreased $1.6 million to $5.7 million from $7.3 million during 2015. The ACL associated with MPF Original decreased slightly due to charge-offs and the CE structure of the program. The increased estimate of credit losses on MPF Original during 2015 was covered by the PFI’s through CE. The ACL associated with MPF Plus decreased primarily due to the expanded use of fair values for collateral on MPF Plus loans, which were originated in 2006 and earlier, which resulted in a lower estimate of loss due in part to an improving housing market reflected in generally higher home values and higher property equity. Additionally the Bank adopted the charge-off provisions of AB 2012-02, discussed above. The Advisory Bulletin requires the Bank to charge-off the portion of the loan classified as a “loss”.

The ACL for BOB is based on probability of default and loss given default. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or CE requirements. Beginning January 1, 2011, probability of default is based on the actual performance of the BOB loan portfolio. Prior to that time, probability of default was based on NRSRO statistics for speculative grade corporate debt securities and trends in GDP. The following table presents the ACL on the BOB loans for the years 2011 through 2015.

(in millions)	2015	2014	2013	2012	2011
Balance, beginning of year	$1.8	$2.2	$2.5	$3.3	$5.8
(Charge-offs) Recoveries, net	(0.4)	(0.6)	(0.2)	(0.8)	(0.9)
Provision (benefit) for credit losses	0.7	0.2	(0.1)	—	(1.6)
Balance, end of year	$2.1	$1.8	$2.2	$2.5	$3.3
As a % of BOB loans	18.2%	15.9%	16.2%	16.2%	18.6%

Based on the nature of the BOB program, to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 3.8% and 5.4% during 2015 and 2014, respectively.

Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. At December 31, 2015 and 2014, the Bank held $6.5 million and $6.9 million, respectively, of REO.

Cash and Due From Banks.  At December 31, 2015, cash and due from banks totaled $2.4 billion compared to $2.5 billion at December 31, 2014.

Investments. At December 31, 2015, the sum of the Bank’s interest-bearing deposits, Federal funds sold and securities purchased under agreement to resell increased approximately $0.4 billion from December 31, 2014 to $5.0 billion. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $11.2 billion at December 31, 2015 compared to $11.9 billion at December 31, 2014. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2015	2014	2013
Trading securities:
Mutual funds	$5.4	$4.7	$4.6
GSE and Tennessee Valley Authority (TVA) obligations	389.3	276.3	234.6
Total trading securities	$394.7	$281.0	$239.2
AFS securities:
Mutual funds	$2.0	$2.0	$2.0
GSE and TVA obligations	3,469.2	3,233.7	2,096.2
State or local agency obligations	134.2	99.0	14.0
MBS:
Other U.S. obligations single family MBS	268.5	329.4	385.3
GSE single-family MBS	2,383.6	2,882.1	2,282.1
GSE multifamily MBS	1,010.5	879.8	840.1
Private label residential MBS	822.7	971.1	1,123.6
Private label HELOCs	9.2	11.7	14.4
Total AFS securities	$8,099.9	$8,408.8	$6,757.7
HTM securities:
GSE securities	$—	$13.0	$16.2
State or local agency obligations	169.5	184.4	242.9
MBS:
Other U.S. obligations single family MBS	819.6	1,122.5	1,435.5
GSE single-family MBS	294.6	417.2	561.6
GSE multifamily MBS	863.1	818.1	856.3
Private label residential MBS	516.5	691.6	873.3
Private label HELOCs	—	—	9.7
Total HTM securities	$2,663.3	$3,246.8	$3,995.5
Total investment securities	$11,157.9	$11,936.6	$10,992.4

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2015. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mutual funds	$5.4	$—	$—	$—	$5.4
GSE and TVA obligations	—	—	267.2	122.1	389.3
Total trading securities	$5.4	$—	$267.2	$122.1	$394.7
Yield on trading securities	n/a	n/a	2.88%	3.13%	2.92%
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
GSE and TVA obligations	26.7	1,919.0	824.5	699.0	3,469.2
State or local agency obligations	—	—	1.1	133.1	134.2
MBS:
Other U.S. obligations single family MBS	—	—	—	268.5	268.5
GSE single-family MBS	—	—	111.0	2,272.6	2,383.6
GSE multifamily MBS	71.9	353.5	585.1	—	1,010.5
Private label residential MBS	—	—	—	822.7	822.7
Private label HELOCs	—	—	—	9.2	9.2
Total AFS securities	$100.6	$2,272.5	$1,521.7	$4,205.1	$8,099.9
Yield on AFS Securities	1.33%	1.25%	2.43%	2.36%	2.05%
HTM securities:
State or local agency obligations	$—	$—	$57.5	$112.0	$169.5
MBS:
Other U.S. obligations single family MBS	—	216.5	—	603.1	819.6
GSE single-family MBS	—	5.4	63.2	226.0	294.6
GSE multifamily MBS	—	703.9	159.2	—	863.1
Private label residential MBS	—	10.1	—	506.4	516.5
Total HTM securities	$—	$935.9	$279.9	$1,447.5	$2,663.3
Yield on HTM securities	n/a	2.81%	2.67%	1.77%	2.23%
Total investment securities	$106.0	$3,208.4	$2,068.8	$5,774.7	$11,157.9
Yield on investment securities	1.26%	1.70%	2.52%	2.23%	2.12%
Interest-bearing deposits	6.1	—	—	—	6.1
Federal funds sold	3,980.0	—	—	—	3,980.0
Securities purchased under agreements to resell	1,000.0	—	—	—	1,000.0
Total investments	$5,092.1	$3,208.4	$2,068.8	$5,774.7	$16,144.0
The yield on AFS securities increased to 2.05% at December 31, 2015 from 1.73% at December 31, 2014 and was due primarily to the increase in yield on seven securities that have previously incurred OTTI. Recoveries of OTTI occur through interest income, which happen if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment.

As of December 31, 2015, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$4,490.9	$4,511.2
Fannie Mae	2,046.5	2,059.3
Federal Farm Credit Banks	1,766.8	1,766.8
Ginnie Mae	871.6	876.6
Total	$9,175.8	$9,213.9

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Liabilities and Capital

Time Deposits. At December 31, 2015 and 2014, the Bank had no time deposits.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2015	2014	2013	2015	2014	2013
Outstanding at the end of the period	$42,318.5	$37,065.7	$28,242.2	$14,237.6	$6,850.9	$6,859.7
Weighted average rate at end of the period	0.32%	0.10%	0.09%	0.29%	0.15%	0.13%
Daily average outstanding for the period	$35,193.8	$27,798.7	$18,737.3	$9,542.5	$5,480.1	$6,128.7
Weighted average rate for the period	0.15%	0.09%	0.10%	0.19%	0.12%	0.16%
Highest outstanding at any month-end	$42,318.5	$37,065.7	$28,242.2	$16,440.6	$6,850.9	$8,274.0

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2015.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$48,515.7	$26,818.9	$13,904.1	$4,058.7	$3,734.0
Discount notes	42,318.5	42,318.5	—	—	—
Mandatorily Redeemable Capital Stock	6.0	—	—	6.0	—
Operating leases:
Premises & Equipment	17.8	2.0	3.9	3.7	8.2
Pension and post-retirement contributions	8.1	0.9	0.9	1.3	5.0
Total	$90,866.1	$69,140.3	$13,908.9	$4,069.7	$3,747.2
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2015, the Bank was obligated to fund approximately $480.6 million in additional advances and BOB loans, $10.0 million of mortgage loans and $20.2 billion in outstanding standby letters of credit, and to issue $261.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in Risk Management portion in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operating risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $507 million as of December 31, 2015. The Bank’s retained earnings of $881.2 million at December 31, 2015 exceeded the target.

Retained earnings increased $43.7 million to $881.2 million at December 31, 2015, compared to $837.5 million at December 31, 2014. The increase in retained earnings during 2015 reflected net income that was offset by $212.8 million of dividends paid. Included in this amount was $72.0 million of a special dividend which was paid in February 2015. Total retained earnings at December 31, 2015 included unrestricted retained earnings of $718.7 million and RRE of $162.5 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2015 and 2014.

	2015
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$185.7	$177.4	$169.3	$163.1
Interest expense	107.6	94.3	88.2	87.6
Net interest income	78.1	83.1	81.1	75.5
Provision (benefit) for credit losses	0.2	(0.2)	0.3	(0.5)
Net interest income after provision (benefit) for credit losses	77.9	83.3	80.8	76.0
Other noninterest income (loss):
Net OTTI losses, credit portion	(0.9)	(0.4)	(0.5)	—
Net gains (losses) on trading securities	(3.8)	8.7	(10.1)	6.8
Net gains (losses) on derivatives and hedging activities	7.3	(25.4)	29.1	(7.6)
Gains on litigation settlements, net	—	—	—	15.3
Other, net	5.4	6.4	7.7	6.5
Total other noninterest income (loss)	8.0	(10.7)	26.2	21.0
Other expense	25.5	16.7	17.4	18.0
Income before assessments	60.4	55.9	89.6	79.0
AHP assessment	6.0	5.6	9.0	7.9
Net income	$54.4	$50.3	$80.6	$71.1
Earnings per share (1)	$1.65	$1.51	$2.53	$2.42

	2014
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$165.5	$154.8	$153.9	$151.9
Interest expense	82.8	82.5	88.1	89.6
Net interest income	82.7	72.3	65.8	62.3
Provision (benefit) for credit losses	(0.2)	(0.4)	0.4	(3.9)
Net interest income after provision (benefit) for credit losses	82.9	72.7	65.4	66.2
Other noninterest income (loss):
Net gains (losses) on trading securities	5.9	(0.1)	6.8	9.8
Net gains (losses) on derivatives and hedging activities	(19.0)	0.2	(9.5)	(9.2)
Gains on litigation settlements, net	20.2	14.1	—	36.6
Other, net	5.2	5.0	5.1	4.5
Total other noninterest income	12.3	19.2	2.4	41.7
Other expense	23.8	17.5	18.2	19.1
Income before assessments	71.4	74.4	49.6	88.8
AHP assessment	7.1	7.4	5.0	8.9
Net income	$64.3	$67.0	$44.6	$79.9
Earnings per share (1)	$2.32	$2.22	$1.59	$2.75
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

	December 31,
(in millions)	2015	2014
Permanent capital:
Capital stock (1)	$3,545.7	$3,041.6
Retained earnings	881.2	837.5
Total permanent capital	$4,426.9	$3,879.1

RBC requirement:
Credit risk capital	$477.0	$544.8
Market risk capital	154.2	107.0
Operations risk capital	189.4	195.6
Total RBC requirement	$820.6	$847.4
Excess permanent capital over RBC requirement	$3,606.3	$3,031.7
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement decreased in 2015 as discussed further below. Total permanent capital increased in 2015 due to increases in both capital stock and retained earnings. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 10, 2015, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2015. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2015.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. The credit risk capital requirement decline in 2015 compared to 2014 was primarily due to run-off of the private label MBS portfolio.

Market Risk Capital.  The Bank’s market risk capital requirement is the sum of the market value of the Bank’s portfolio at risk from movements in interest rates and the amount, if any, by which the Bank’s current market value of equity is less than 85% of the Bank’s book value of equity as of the measurement calculation date. The Bank calculates the market value of its portfolio at risk and the current market value of its total capital by using a market risk model that is subject to annual independent validation.

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of several hundred historical market interest rate scenarios are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1% (i.e., a 99% confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement. The market risk component increase in 2015 compared to 2014 was primarily a result of interest changes during the periods.

Operations Risk Capital.  The Bank’s operations risk capital requirement as prescribed by Finance Agency regulation is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at December 31, 2015.

	December 31,	December 31,
(dollars in millions)	2015	2014
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,853.5	$3,427.1
Regulatory capital	4,426.9	3,879.1
Total assets	96,336.3	85,677.1
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.6%	4.5%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,816.8	$4,283.9
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	6,640.5	5,818.7
Leverage ratio (leverage capital as a percentage of total assets)	6.9%	6.8%

The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2015		December 31, 2014
Commercial banks	170	$3,055.3	179	$2,687.5
Thrifts	69	278.1	72	254.9
Insurance companies	17	161.1	10	57.1
Credit unions	49	44.7	42	41.4
CDFI	2	0.5	1	0.1
Total member institutions / total GAAP capital stock	307	$3,539.7	304	$3,041.0
Mandatorily redeemable capital stock		6.0		0.6
Total capital stock		$3,545.7		$3,041.6

Critical Accounting Policies and Estimates

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

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as AFS and trading, and derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures, including the methods and significant assumptions used to estimate those fair values. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. At times there may be little, if any, market activity for an asset at the measurement date; however, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The determination of fair value by the Bank for each asset or liability assumes that the transaction occurs in the principal market by market participants.

Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing approach for MBS or are based on valuation models that use discounted cash flows, using market estimates of interest rates and volatility. At times, dealer prices on similar instruments are used to determine fair value.

Pricing models and their underlying assumptions are based on the best estimates of management with respect to:

•	interest rate projections;

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. With respect to those fair values that are based on valuation models, the Bank regularly validates the models used to generate the fair values. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to counterparties, third-party vendors, or occasionally, alternative internal valuation models.

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

The four pricing vendors use various proprietary models to price MBS. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank had a minimal number of price exceptions that required a challenge, and such challenges had an insignificant impact on fair value, as the Bank used the average cluster prices in almost all instances. The Bank conducted reviews of the four pricing vendors to understand the vendors’ pricing processes, methodologies and control procedures. To the extent available, the Bank also reviewed the vendors’ independent auditors’ reports regarding the internal controls over their valuation processes, and no information obtained caused the Bank to modify its process or invalidate its results. As an additional step, the Bank reviewed the fair value estimates of certain private label MBS as of December 31, 2015 for inconsistencies using an implied yield test, which resulted in no adjustments to fair value.

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

Derivative instruments are presented on the Statement of Condition at fair value. Any change in the fair value of a derivative is required to be reflected in current period earnings, regardless of how fair value changes in the assets or liabilities being hedged may be treated. This accounting treatment can cause significant volatility in reported net income from period to period.

The Bank is subject to credit risk in derivative transactions due to potential nonperformance by the derivative counterparties. For cleared derivatives, the centralized Clearing Houses are the Bank’s counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, and the amount of required collateral puts the Bank in an over-collateralized position to limit risk. For uncleared trades, the Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements. For example, the Bank requires counterparties to enter into a Credit Support Annex that specifies when collateral must be posted against exposure over an unsecured threshold amount. The Credit Support Annex also governs netting and security rights of the parties concerning pledged collateral and requires that collateral (cash and securities) be pledged and delivered at specified levels based on individual credit ratings as reported by the credit rating agencies. The Credit Support Annexes predominantly allow re-hypothecation of collateral. In certain instances, the Bank utilizes a third party custodian to hold the collateral. Due to the credit risk mitigation provided by the derivative counterparty agreements, the Bank has determined that the impact of credit risk on the fair value of its derivatives is insignificant and no adjustments are necessary.

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

The Bank evaluates AFS and HTM securities in an unrealized loss position (i.e., impaired securities) for OTTI on a quarterly basis. For its private label residential MBS, the Bank employs models or alternative procedures to determine the cash flows that it is likely to collect. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which is based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

The modeling assumptions are developed through the FHLBanks’ OTTI Governance Committee, which is responsible for reviewing and approving the key assumptions. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI, potentially including a cash flow test. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results among the FHLBanks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the FHLBanks that jointly own the common security will consult with each other on the financial results.

During each quarter of 2015, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank bases the allowance for credit losses on management’s estimate of loan losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date taking into consideration CE structure of the MPF Program. For impaired collateral-dependent loans, the Bank estimates the loss based upon the fair value of the loan as determined by a third-party automated valuation model (AVM), adjusted based on the amount historically received by the Bank on liquidations, less estimated selling costs. For the remainder of the portfolio, the Bank estimates the probability of default and loss given default based on the actual 12 month historical performance of the Bank’s mortgage loans. Actual probability of default is determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default is determined based on realized losses incurred on the sale of mortgage loan collateral.

The Bank charges off any estimated credit loss on impaired MPF loans against the reserve. The total estimated losses and charge-offs are reduced by the CEs available under the MPF Program, which are contractually set. The Bank incurs the initial losses on mortgage loans up to an agreed upon amount, referred to as the first loss account (FLA). Losses in excess of the FLA are covered by the CEs of the MPF Program and are excluded from the determination of the allowance for credit losses. Losses in excess of the CEs are incurred by the Bank. In addition, certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI (or Seller) for its retention of credit risk. Losses expected to be recaptured are also excluded from the determination of the allowance for credit losses. The CE Receivable is also evaluated for collectability and a reserve, if required, is established as part of the allowance for credit losses.

Proposed and Recently Issued Accounting Standards. The Financial Accounting Standards Board (FASB) has been working on various changes related to the accounting for financial instruments including classification and measurement, credit losses, and derivatives and hedging activities. The FASB's overall financial instruments projects may have a material impact on the Bank's reporting of its financial condition and results of operations. The Bank will continue to monitor the FASB's progress on these matters.

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

The FASB issued an ASU addressing the accounting for debt issuance costs. The ASU was effective for the Bank beginning January 1, 2016, and requires the Bank to record these costs as a direct deduction from the related debt on its Statement of Condition, consistent with debt discounts. The Bank adopted this guidance retrospectively, and its first quarter 2016 Statement of Condition will reflect an immaterial reclassification of debt issuance costs from Other Assets to Consolidated Obligations.

The FASB issued an ASU which amends existing guidance on the classification and measurement of financial instruments. Although much of the existing requirements are not changed, this guidance revises the accounting for equity securities, financial liabilities measured under the fair value option, and certain disclosure requirements for fair value of financial instruments. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2018.

The FASB issued guidance which amends the accounting for leases. The guidance will require lessees to recognize a right-of-use asset and lease liability for virtually all leases, other than short-term leases. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2019.

See Note 2 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2015 financial statements or that will become effective for the Bank in future periods.

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

Significant Finance Agency Developments

Finance Agency Final Rule on FHLBank Membership. On January 20, 2016, the Finance Agency published a final rule effective February 19, 2016, that among other things:

•
defines “insurance company” as an entity that holds an insurance license or charter under state law and whose primary business is the underwriting of insurance for persons or entities that are not its affiliates;

•
defines a “captive” as an entity that holds an insurance license or charter under state law, but that does not meet the definition of “insurance company” set forth in the rule or fall within any other category of institution eligible for FHLBank membership;

•
defines an institution’s principal place of business as the state in which it maintains its home office and from which the institution conducts business operations. The requirement in the final rule regarding conducting business operations is a change from the prior rule and may have an effect on the membership eligibility of insurance companies; and

•	makes captive insurance companies ineligible for FHLBank membership.

Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014, (the date the Finance Agency proposed this rule) shall have their memberships terminated by February 19, 2021. There are restrictions on the level and maturity of advances that FHLBanks can make to these members during this “wind down” period. Captive insurance company members that were admitted as FHLBank members after September 12, 2014, shall have their memberships terminated by February 19, 2017 and the respective FHLBanks shall not make or renew any advances to these captives.

In the final rule, the Finance Agency declined to adopt certain proposed provisions that would have required FHLBank members to hold specified levels of home mortgage loan assets on an ongoing basis. The Bank does not expect the final rule to have a material impact on our financial condition or results of operations.

Finance Agency Proposed Rule on Acquired Member Assets. On December 17, 2015, the Finance Agency published a proposed rule that would amend the current Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow an FHLBank to utilize its own model in lieu of a Nationally Recognized Statistical Ratings Organization (NRSRO) ratings model to determine the credit rating for AMA loan assets and loan pools. The proposed rule would also eliminate the use of pool level insurance, such as supplemental mortgage insurance, as part of the required credit risk-sharing structure for AMA products; however, the FHLBanks are not currently acquiring AMA loans using this structure. In addition, the proposed rule permits the transfer of servicing for MPF loans to non-FHLBank members. It is not possible to predict whether the proposed rule (if adopted) would have a negative impact on the volume of AMA loan assets or on the Bank’s costs of operation. Comments on the proposed rule are due by April 15, 2016.

Finance Agency Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters. On November 19, 2015, the Finance Agency issued a final rule effective December 21, 2015, that among other things requires each FHLBank to:

•	operate an enterprise wide risk management program and assign its chief risk officer certain enumerated responsibilities;

•	maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	maintain board committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. As of March 10, 2016, the Bank adopted revised bylaws and selected Delaware law for this purpose. See Exhibit 3.2.1 to this Form 10-K.

Additionally, the final rule states that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices to ensure they are conducted in a safe and sound manner and that they are consistent with the body of law adopted by an FHLBank’s board of directors. The final rule is not expected to materially affect the Bank’s financial condition or results of operation.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities. In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities,” and the joint final rules, the “Final Margin Rules”). On January 6, 2016, the Commodity Futures Trading Commission (CFTC) published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules. The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

When they take effect, the Final Margin Rules will subject uncleared swaps and uncleared security-based swaps between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional amount of $8 billion in uncleared swaps, calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity.

The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for uncleared swaps and uncleared security-based swaps with financial end users (generally, cash, certain government and GSE securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require minimum variation margin to be exchanged daily for uncleared swaps and uncleared security-based swaps between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For uncleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirement under the Final Margin Rules is expected to become effective for the Bank on September 1, 2020.

The Bank is not a Covered Swap Entity under the Final Margin Rules. Rather, the Bank is a financial end-user under the Final Margin Rules, and may have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective. Because the Bank is currently posting and collecting variation margin on uncleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material effect on the Bank’s costs. However, when the initial margin requirements under the Final Margin Rules become effective, the Bank anticipates that the cost of engaging in uncleared swaps may increase.

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05. On July 14, 2015, the Finance Agency issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. The Finance Agency plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end as part of the Finance Agency’s examination process, using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is at least 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is at least 55% but less than 70%, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

The Bank’s core mission activities primarily include the issuance of advances. In addition, the Bank acquires member assets through the MPF program. As of December 31, 2015, the Bank’s average par amounts for advances and MPF loans totaled $68.5 billion resulting in a core mission asset ratio of 82.1%.

Other Significant Development

Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership. On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (“FAST Act”), which includes a provision that amends the FHLBank Act to allow privately-insured credit unions to be eligible for FHLBank membership. The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The FHLBanks are awaiting implementing regulatory guidance from the Finance Agency with respect to membership eligibility of privately-insured credit unions.

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

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures. The focus of the Board’s Finance Committee is balance sheet management and entails oversight of market events and risk activities over interest rate, pricing, liquidity, hedging and funding risks and counterparty credit risk. The Board’s Operational Risk Committee has responsibility for the oversight of operating risks including compliance, fraud and the Bank-wide risk assessment as well as risks related to information technology, continuity and cyber risk. The Audit Committee oversees the adequacy of the Bank’s allowance for credit losses. The member-oriented Affordable Housing, Products & Services Committee has responsibility for member credit risk and collateral management. The Enterprise Risk Management Committee, which is comprised of the full Board, focuses on the Bank’s comprehensive risk appetite and position, risk issues that are significant for several committees, and updates on regulatory issues. All Board members are provided training dealing with specific risk issues relevant to the Bank.

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

Further, Internal Audit provides an assessment of the internal control systems. Internal Audit activities are designed to provide reasonable assurance for the Board that: (1) risks are appropriately identified and managed; (2) significant financial, managerial and operating information is materially accurate, reliable and timely; and (3) employees’ actions are in compliance with Bank policies, standards, procedures and applicable laws and regulations. Additionally, as a GSE, the Bank is subject to a comprehensive examination by the Finance Agency which executes its responsibilities via onsite examinations, periodic offsite evaluations, and through monitoring of the various compliance and activity reports provided by the Bank.

The Risk Management Committee (RMC) is a senior management committee that provides Bank-wide oversight of the Bank’s primary risks. The RMC delegates direct oversight of specific technology and operational risks to the Operational Risk Management Committee (ORMC). Member credit and collateral risk is managed by the Membership Credit Committee (MCC) while market and liquidity risk is managed by the Asset/Liability Committee (ALCO). Strategic and reputation risk is managed by the Bank’s Executive Committee. RMC may also approve key overarching risk policies and Bank objectives that it deems appropriate in managing the Bank’s risks.

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

The MV/CS ratio was 127.9% at December 31, 2015 and 135.3% at December 31, 2014. The decline was primarily due to an increase in funding and advance spreads relative to LIBOR and an increase in capital stock balances as a result of advance growth.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with FFIEC and Finance Agency guidance. According to policy, the Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below) as qualifying collateral unless there are certain mitigating factors including an LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation) and one of the following: (1) a debt-to-income ratio of 35% (50 % if loan level data is provided by member) or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCR each quarter and provide periodic certification that they comply with the FFIEC guidance. Loans identified as subprime which do not have the mitigating factors described above are not included when determining a member’s MBC.

Limits have been established for exposure to low FICO® and nontraditional residential mortgages. A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO® (with acceptable mitigating factors), missing (unknown) FICO® score loans and nontraditional loans and securities. A limit of 25% has also been established for total exposure related to nontraditional, subprime and low FICO® whole mortgage loans acquired through the Bank’s MPF program.

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

Market risk is defined as the risk to earnings or capital arising from adverse changes in market rates, prices and other relevant market factors. Interest rate risk, which represents the primary market risk exposure to the Bank, is the risk that relative and absolute changes in prevailing interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk, basis risk and options risk. The Bank invests in mortgage assets, such as mortgage loans and MBS, which together represent the primary source of options risk. Management regularly reviews the estimated market risk of the entire portfolio of assets and related funding and hedges to assess the need for re-balancing strategies. These re-balancing strategies may include entering into new funding and hedging transactions, terminating existing funding and hedging transactions, or forgoing or modifying certain funding or hedging transactions normally executed with asset acquisition or debt issuance.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by third-party specialists or the Bank’s model validation department, both of which are considered to be independent. The model validations are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is independent of the model owner who is responsible for measuring risk and the units conducting the business transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to the Bank’s ALCO, which is responsible for reviewing and approving the approaches used in the valuation of such risks to ensure that they are well controlled and effective, and result in reasonable fair values.

Duration of Equity. One key risk metric used by the Bank is duration. Duration is a measure of the sensitivity of a financial instrument’s value, or the value of a portfolio of instruments, to a 100 basis point parallel shift in interest rates. Duration (typically expressed in years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity.

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

The following table presents the Bank's duration of equity exposure at December 31, 2015 and 2014. Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2015	(0.6)	0.2	0.8
December 31, 2014	(0.4)	0.7	1.5

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

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. ROE spread is defined as the Bank's return on average equity, including capital stock and retained earnings, in excess of the average of 3-month LIBOR. ROE spread volatility is a measure of the variability of the Bank’s projected ROE spread in response to shifts in interest rates and represents the change in ROE spread compared to an ROE spread that is generated by the Bank in its base forecasting scenario. ROE spread volatility is measured over a rolling forward 12 month period for selected interest rate scenarios and excludes the income sensitivity resulting from mark-to-market changes which are separately described below.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2015	32	(40)	108	143
December 31, 2014	19	(25)	92	125

The changes in ROE spread volatility from December 31, 2014 were mainly the result of the prepayment model changes as well as balance sheet management actions and lower long-term interest rates, which had a varying effect on ROE spread volatility. The Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2015 and 2014.

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

During 2015, the daily limit of mark-to-market risk as approved by the Board was $3.5 million. The Bank’s ALCO establishes its own operating limit within the Board limit. During the fourth quarter of 2015, the Bank’s ALCO increased the operating guideline from $2.8 million to $3.0 million. The exposure exceeded the operating guideline on a limited number of days during the second quarter and third quarter of 2015; however, it was within the Board limit throughout 2015. At December 31, 2015, mark-to-market risk measured $2.0 million.

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

The use of derivatives is integral to the Bank’s financial management strategy, and their impact on the Bank’s financial statements is significant. Management has a risk management framework that outlines the permitted uses of derivatives that adjusts the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank’s risk and earnings objectives. The Bank utilizes derivatives to hedge identifiable risks; none are used for speculative purposes.

The Bank uses derivatives as follows: (1) by designating them as either a fair value hedge of an underlying financial instrument or a firm commitment ; or (2) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to hedge: (1) embedded options in assets and liabilities; (2) the market value of existing assets and liabilities and anticipated transactions; or (3) the duration risk of prepayable instruments. See Note 11 - Derivatives and Hedging Activities of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks as noted below.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2015 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$9.5
		Economic	1.7
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	0.5
Pay floating with embedded features, receive floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and offsets embedded option risk in the advance.	Fair Value	0.7
Subtotal - advances			$12.4

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$1.2
		Economic	1.6
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	0.8
Subtotal - investments			$3.6

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.4

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$12.9
		Economic	4.1
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	5.6
		Economic	1.1
Subtotal - consolidated obligation bonds			$23.7

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$4.5
Total notional amount			$44.6
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At December 31, 2015, aggregate TCE was $95.9 billion, comprised of approximately $74.3 billion in advance principal outstanding, $20.8 billion in letters of credit (including forward commitments), $0.5 billion in advance commitments and $0.3 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

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

The financial condition of all members and eligible nonmember housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an ICR system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter’s results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A rating in one of the higher number (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate financial analysis method is used to analyze insurance company exposure. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During 2015, there were eight failures of FDIC-insured institutions nationwide. None of them were a member of the Bank.

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

The following table presents the Bank’s top ten members with respect to their TCE at December 31, 2015.

	December 31, 2015
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$25,278.3	26.4%
Santander Bank, N.A., DE (2)	16,340.4	17.0
Chase Bank USA, N.A., DE	10,303.5	10.7
Ally Bank, UT (3)	9,379.3	9.8
TD Bank, National Association, DE	8,058.3	8.4
Customers Bank, PA	3,036.6	3.2
Citizens Bank of Pennsylvania, PA	2,772.4	2.9
MetLife Insurance Company USA, DE	1,571.8	1.6
First National Bank of Pennsylvania, PA	1,501.5	1.6
First Commonwealth Bank, PA	1,430.9	1.5
	79,673.0	83.1
Other financial institutions	16,246.2	16.9
Total TCE outstanding	$95,919.2	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of December 31, 2015.

	December 31, 2015
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$19,920.1	26.8%
Santander Bank, N.A., DE (2)	13,885.0	18.7
Chase Bank USA, N.A., DE	10,300.0	13.9
Ally Bank, UT (3)	9,370.0	12.6
Customers Bank, PA	1,625.3	2.2
Citizens Bank of Pennsylvania, PA	1,600.0	2.2
MetLife Insurance Company USA, DE	1,570.0	2.1
First National Bank of Pennsylvania, PA	1,490.0	2.0
First Commonwealth Bank, PA	1,409.3	1.9
WesBanco Bank, Inc., WV	1,025.7	1.4
	62,195.4	83.8
Other borrowers	12,137.9	16.2
Total advances	$74,333.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The average 2015 balances for the ten largest borrowers totaled $52.7 billion, or 80.5% of total average advances outstanding. During 2015, the maximum outstanding balance to any one borrower was $21.9 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of December 31, 2015 and December 31, 2014. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	December 31, 2015	December 31, 2014
Letters of credit:
Public unit deposit	$20,149.1	$19,918.8
Other	22.5	23.3
Total (1)	$20,171.6	$19,942.1
Notes:
(1) For 2015 and 2014 respectively, excludes approved requests to issue future standby letters of credit of $136.4 million and $146.8 million; also excludes available master standby letters of credit of $479.4 million and $129.2 million.

As of December 31, 2015, the Bank had a concentration of letters of credit with two members (PNC Bank and TD Bank) totaling $12.9 billion or 63.9% of the total outstanding amount. At December 31, 2014, $13.3 billion or 66.8% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. The Board approved Collateral Policy updates during 2015 to provide members with opportunities to expand their MBC and more effectively manage their credit relationship with the Bank. All Collateral Policy revisions are reflected in the Bank's Member Products Policy. The Collateral Policy changes approved during 2015 include those highlighted below:

•
During the second quarter of 2015, the Bank expanded its acceptance of the currently eligible U.S. government securities category to include U.S. Treasury Interest-Only Strips (UST IO Strips). With this change, the Bank now accepts both UST Principal-Only (PO) and UST IO Strips at a standard collateral weighting of 90 percent.

•
During the fourth quarter of 2015, the Board approved Collateral Policy revisions to become effective on March 7, 2016 including: (1) a standard collateral weighting increase of 5% for multifamily loans; (2) standard lending values established to be applied to loans for members participating in the Bank’s loan collateral market value valuation program; and (3) the elimination of restrictions for agency Z-tranche securities.

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

The Bank uses a QCR that is designed to provide timely, detailed collateral information. Depending on a member’s credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is designed to strengthen the Bank’s collateral analytical review procedures. The output of the QCR is a member’s MBC. For the small number of members who opt out of QCR filing, MBC is calculated by the Bank, based on the member’s regulatory filing data. For such members, final MBC is established at 20% of the aggregate weighted collateral value. Such members are required to file an Annual Collateral Certification Report.

The Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below) as qualifying collateral unless there are other mitigating factors, including a LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation), and one of the following: (1) a debt-to-income ratio of 35% (50% if loan level data is provided) or less; or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). Loans which do not have the mitigating factors described above are not included in a member’s MBC. Loans identified as low FICO® with mitigating factors and for those in which no FICO® score is available, a reduced collateral weighting ranging from 50-60%, depending on pledging and delivery status, will apply. The Bank allows nontraditional residential mortgage loans to be included in collateral and are used to determine a member’s MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-70%

depending on pledging and delivery status. At December 31, 2015, less than 13% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2015, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $4.3 billion, or 5.8% of total par value of loans outstanding. Eligible expanded collateral represented 8.7% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian.

The following table summarizes average lending values assigned to various types of collateral which are part of the Bank’s Member Products Policy. The reported range of effective lending values applied to collateral may be impacted by collateral adjustments applied to individual members. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 95 percent) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership Credit Committee.

Collateral Type	Standard Weighting (1)	Range of Effective Lending Values Applied to Collateral(2)	Combined Weighted Average Effective Lending Value

Blanket Lien
Single family mortgage loans (3)	80%	61-84%	79%
Multi-family mortgage loans	70%	55-87%	79%
Home equity loans/lines of credit	60%	60-75%	63%
CFI collateral	60%	45-60%	60%
Commercial real estate loans	70%	55-82%	70%
Other loan collateral (farmland)	70%	70%	70%

Delivered or Specific Pledge
FHLBank deposits	100%	100%	100%
U.S. government /U.S. Treasury/U.S. Agency securities and notes, REFCORP bonds	97%	92-97%	95%
U.S. Treasury Strips (interest-only and principal-only)	90%	90%	90%
State and local government securities (municipal) (rated A/AA/AAA)	88/90/92%	88-92%	90%
U.S. Agency MBS and CMOs	95%	90-95%	95%
Private label MBS and CMOs (rated A/AA/AAA)	70/75/85%	69-84%	82%
Commercial MBS (rated A/AA/AAA)	70/75/85%	74-82%	81%
Single-family mortgage loans(3) (4)	75%	65-84%	84%
Multi-family mortgage loans(4)	65%	55-70%	66%
Home equity loans/lines of credit(4)	55%	45-60%	57%
CFI collateral (4)	55%	45-60%	57%
Commercial real estate loans (4)	65%	50-70%	67%
Other loan collateral (farmland)(4)	65%	65-70%	70%
Notes:
(1) Represents the Bank's standard collateral weighting percentages.
(2) Effective lending value in excess of standard weighting is due to one or more large borrowing members utilizing the Bank’s market-value based collateral weighting program. This program permits a lending value in excess of the standard weighting.

(3) Includes non-traditional loans, loans with unknown FICO® scores, and low FICO® loans with mitigating factors, which all receive a lower collateral weighting.
(4) Standard weighting shown is for loans under specific pledge, collateral listing, or delivered status. A 5% lower collateral weighting is applied to loans delivered for credit reasons.

For all of the Bank’s members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2015 and 2014. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$82,284.4	41.7%	$78,615.9	43.0%
High quality investment securities(1)	10,055.1	5.1	6,070.2	3.3
ORERC/CFI eligible collateral	88,560.7	44.8	83,472.1	45.6
Multi-family residential mortgage loans	16,571.7	8.4	14,758.0	8.1
Total eligible collateral value	$197,471.9	100.0%	$182,916.2	100.0%
Total TCE	$95,919.2		$83,539.1
Collateralization ratio (eligible collateral value to TCE outstanding)	205.9%		219.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A are included.

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2015 and 2014.

	December 31, 2015
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$66,514.2	37.8%	$11,547.9	81.8%	$116.9	21.8%	$78,179.0	41.0%
High quality investment securities(1)	6,509.8	3.7	2,564.9	18.2	54.5	10.2	9,129.2	4.8
ORERC/ CFI eligible collateral	86,301.8	49.1	—	—	347.2	64.9	86,649.0	45.5
Multi-family residential mortgage loans	16,474.6	9.4	—	—	16.5	3.1	16,491.1	8.7
Total eligible collateral value	$175,800.4	100.0%	$14,112.8	100.0%	$535.1	100.0%	$190,448.3	100.0%
Total TCE	$83,049.8	86.6%	$12,781.2	13.3%	$88.2	0.1%	$95,919.2	100.0%
Number of members	211	91.7%	11	4.8%	8	3.5%	230	100.0%

	December 31, 2014
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$62,977.8	38.8%	$11,047.9	86.6%	$234.4	27.4%	$74,260.1	42.2%
High quality investment securities(1)	4,254.0	2.6	1,710.4	13.4	75.1	8.8	6,039.5	3.4
ORERC/ CFI eligible collateral	80,563.3	49.6	—	—	521.6	61.0	81,084.9	46.1
Multi-family residential mortgage loans	14,570.9	9.0	—	—	24.0	2.8	14,594.9	8.3
Total eligible collateral value	$162,366.0	100.0%	$12,758.3	100.0%	$855.1	100.0%	$175,979.4	100.0%
Total TCE	$74,056.7	88.7%	$9,393.2	11.2%	$89.2	0.1%	$83,539.1	100.0%
Number of members	208	92.8%	8	3.6%	8	3.6%	224	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and private label residential MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of December 31, 2015 and 2014, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.7 billion and $2.0 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2015 and 2014 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2015 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$500.0	$—	$—	$—	$500.0	$1,000.0
Federal funds sold	—	1,850.0	2,130.0	—	—	3,980.0
Total money market investments	500.0	1,850.0	2,130.0	—	500.0	4,980.0
Investment securities:
GSE and TVA obligations	—	3,858.5	—	—	—	3,858.5
State or local agency obligations	30.5	264.5	8.7	—	—	303.7
Total non-MBS	30.5	4,123.0	8.7	—	—	4,162.2
Other U.S. obligations single family MBS	—	1,088.1	—	—	—	1,088.1
GSE single-family MBS	—	2,678.2	—	—	—	2,678.2
GSE multifamily MBS	—	1,873.6	—	—	—	1,873.6
Private label residential MBS	—	3.3	39.0	210.9	1,083.4	1,336.6
HELOCs	—	—	—	—	9.2	9.2
Total MBS	—	5,643.2	39.0	210.9	1,092.6	6,985.7
Total investments	$530.5	$11,616.2	$2,177.7	$210.9	$1,592.6	$16,127.9

	December 31, 2014 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Federal funds sold	$—	$800.0	$3,555.0	$230.0	$—	$4,585.0
Total money market investments	—	800.0	3,555.0	230.0	—	4,585.0
Investment securities:
GSE and TVA obligations	—	3,523.0	—	—	—	3,523.0
State or local agency obligations	12.9	270.5	—	—	—	283.4
Total non-MBS	12.9	3,793.5	—	—	—	3,806.4
Other U.S. obligations single family MBS	—	1,451.9	—	—	—	1,451.9
GSE single-family MBS	—	3,299.3	—	—	—	3,299.3
GSE multifamily MBS	—	1,697.9	—	—	—	1,697.9
Private label residential MBS	—	4.7	26.5	277.1	1,350.8	1,659.1
HELOCs	—	—	—	—	11.7	11.7
Total MBS	—	6,453.8	26.5	277.1	1,362.5	8,119.9
Total investments	$12.9	$11,047.3	$3,581.5	$507.1	$1,362.5	$16,511.3
Notes:

(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $7.4 million and $6.7 million at December 31, 2015 and December 31, 2014, respectively.
(2) Balances exclude $2.6 million and $3.6 million pertaining to one unrated private label MBS security at December 31, 2015 and December 31, 2014, respectively.
(3) Balances exclude total accrued interest of $25.2 million and $21.8 million at December 31, 2015 and December 31, 2014, respectively.

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

Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured credit investments have maturities generally ranging between overnight and six months and may include the following types:

•	Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest;

•	Federal funds sold. Unsecured loans of reserve balances at the FRBs between financial institutions that are made on an overnight and term basis;

•	Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer on demand.

Under the Bank’s Risk Governance Policy, the Bank can place money market investments, which include those investment types listed above, on an unsecured basis with large financial institutions with long-term credit ratings no lower than BBB. Management actively monitors the credit quality of these counterparties.

As of December 31, 2015, the Bank had unsecured exposure to eight counterparties totaling $4.0 billion with six counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at December 31, 2015 and 2014. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2015	December 31, 2014
Federal funds sold	$3,980.0	$4,585.0
Total	$3,980.0	$4,585.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2015, 67% of the Bank’s unsecured investment credit exposure in Federal funds sold was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2015, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2015 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$950.0	$380.0	$—	$1,330.0
U.S. branches and agency offices of foreign commercial banks:
Australia	400.0	—	—	400.0
Canada		650.0	—	650.0
Finland	500.0	—	—	500.0
Netherlands	—	600.0	—	600.0
Sweden	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	900.0	1,750.0	—	2,650.0
Total unsecured investment credit exposure	$1,850.0	$2,130.0	$—	$3,980.0

(in millions)
December 31, 2014 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$680.0	$80.0	$760.0
U.S. subsidiaries of foreign commercial banks	—	—	150.0	150.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	680.0	230.0	910.0
U.S. branches and agency offices of foreign commercial banks:
Australia	800.0	—	—	800.0
Canada	—	1,375.0	—	1,375.0
Finland	—	500.0	—	500.0
Netherlands	—	500.0	—	500.0
Norway	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,875.0	—	3,675.0
Total unsecured investment credit exposure	$800.0	$3,555.0	$230.0	$4,585.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after December 31, 2015.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.

(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either December 31, 2015 or 2014.

At December 31, 2015 and 2014, all the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $4.2 billion and $3.8 billion at December 31, 2015 and December 31, 2014, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio at December 31, 2015 was $5.6 billion which was a decrease of $809.2 million from December 31, 2014. This decrease was due to paydowns and decreases in the in fair value of the securities, partially offset by purchases of $385.5 million.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. The carrying value of the Bank’s private label MBS portfolio at December 31, 2015 was $1.3 billion which was a decrease of $326.0 million from December 31, 2014. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at December 31, 2015 was $73.0 million compared to $94.5 million at December 31, 2014. The decrease was due to repayments on securities, and the weighted average price on these securities was 87.5 and 88.0 at December 31, 2015 and 2014, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from four third-party pricing services. There continues to be unobservable inputs and a lack significant market activity for private label MBS; therefore, as of December 31, 2015, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Approximately 19% of the Bank’s MBS portfolio at December 31, 2015 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2015. The Bank has not purchased any private label MBS since 2007.

	Private Label MBS
(dollars in millions)	Prime	Alt-A (4)	Subprime	Total
Par by lowest external long- term rating:
AA	$3.3	$—	$—	$3.3
A	6.7	32.1	—	38.8
BBB	177.4	31.7	3.2	212.3
Below investment grade:
BB	111.7	28.6	—	140.3
B	89.2	5.7	—	94.9
CCC	11.0	134.1	—	145.1
CC	1.4	7.6	—	9.0
C	14.9	—	—	14.9
D	385.2	421.1	1.9	808.2
Unrated	2.6	—	—	2.6
Total	$803.4	$660.9	$5.1	$1,469.4
Amortized cost	$720.7	$550.8	$4.3	$1,275.8
Gross unrealized losses (1)	(4.6)	(1.6)	(0.3)	(6.5)
Fair value	755.8	584.9	4.1	1,344.8
OTTI (2):
Total 2015 OTTI taken	$(3.0)	$—	$—	$(3.0)
Noncredit-related OTTI taken	1.2	(0.1)	—	1.1
Credit-related OTTI taken	$(1.8)	$(0.1)	$—	$(1.9)
Weighted average fair value/par	94.1%	88.5%	80.4%	91.5%
Original weighted average credit support	6.5	9.5	9.9	7.9
Weighted-average credit support - current	7.3	5.4	36.4	6.5
Weighted avg. collateral delinquency(3)	10.4	15.7	22.1	12.8
Notes:
(1) Represents total gross unrealized losses including non-credit-related OTTI recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $459.7 million and $444.5 million, respectively at December 31, 2015.
(2) For the year ended December 31, 2015.
(3) Delinquency information is presented at the cross-collateralization level.
(4) Includes HELOCs.

OTTI. The Bank recognized $1.8 million and $0.4 million of credit-related OTTI charges in earnings during 2015 and 2013, respectively, and none in 2014. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its fourth quarter 2015 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.8	7.9	25.5	6.1
Alt-A	12.9	17.3	35.2	5.4
Subprime	4.9	26.7	55.8	36.4
Total Private Label Residential MBS	13.3	12.3	30.1	5.9

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date OTTI as follows:

(dollars in millions)	December 31, 2015	December 31, 2014
Number of private label MBS with an OTTI charge:
Life-to-date	60	57
Still outstanding	48	45
Total OTTI credit loss recorded life-to-date	$455.9	$454.0
Principal write-downs on private label MBS	(139.6)	(121.1)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(106.0)	(106.0)
Private label MBS matured (less principal write-downs realized)	(4.4)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$205.9	$222.5

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $27.4 million, $23.6 million and $12.2 million for 2015, 2014 and 2013, respectively, and $86.9 million life-to-date. The interest income was recognized on 37, 38 and 34 private label MBS during 2015, 2014 and 2013, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were three transfers during 2015, and none during 2014.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at December 31, 2015. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.1 billion at both December 31, 2015 and 2014, after an allowance for credit losses of $5.7 million and $7.3 million, respectively.

The tables below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO® and LTV ratio range tables is based on original FICO® scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2015 and 2014. The geographic breakdown tables are also based on the unpaid principal balance at December 31, 2015 and 2014.

(dollars in millions)	December 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF Original	$1,968.0	65.3	$1,805.5	59.0
MPF Plus	743.1	24.7	974.5	31.9
MPF 35	52.8	1.7	—	—
Total conventional loans	$2,763.9	91.7	$2,780.0	90.9
Government-insured loans:
MPF Government	248.8	8.3	278.5	9.1
Total par value	$3,012.7	100.0	$3,058.5	100.0

(dollars in millions)	2015	2014	2013
Mortgage loans interest income	$120.5	$129.4	$141.7
Average mortgage loans portfolio balance	$3,079.3	$3,160.1	$3,400.1
Average yield	3.91%	4.10%	4.17%
Weighted average coupon (WAC)	4.76%	4.93%	5.10%
Weighted average estimated life (WAL)	5.2 years	5.8 years	5.6 years

	December 31, 2015	December 31, 2014
Original FICO® scores:
Greater than or equal to 740	53%	52%
700 to 739	22%	23%
660 to 699	17%	17%
620 to 659	7%	7%
Less than 620	1%	1%

	December 31, 2015	December 31, 2014
Original LTV ratio range:
60% or below	14%	16%
Above 60% to 70%	13%	14%
Above 70% to 80%	54%	54%
Above 80% to 90%	9%	8%
Greater than 90%	10%	8%

	December 31, 2015	December 31, 2014
Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	9%	9%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	66%	61%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	16%	18%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	4%	6%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	5%	6%
Top state concentrations:
Pennsylvania	60%	54%
Ohio	4%	3%
West Virginia	4%	4%
Maryland	4%	4%
California	3%	4%
New Jersey	3%	4%
Other states	22%	27%

Underwriting Standards. Purchased mortgage loans must meet certain underwriting standards established in the MPF Program guidelines. Key standards and/or eligibility guidelines include the following loan criteria:

•	Conforming loan size, established annually; may not exceed the loan limits set by the Finance Agency;

•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;

•	Secured by first lien mortgages on owner-occupied residential properties and second homes;

•	Generally, 95% maximum LTV; all LTV ratio criteria generally are based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80% require PMI coverage; and

•	Unseasoned or current production with up to 12 payments made by the borrowers.

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2015 and 2014, the total funded amount of conventional and government repurchased mortgage loans was $19.0 million, or 4.2%, and $20.5 million, or 5.6%, respectively, of total funded loans.

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

Layer	MPF Original	MPF Plus	MPF 35
First	Borrower’s equity in the property	Borrower’s equity in the property	Borrower’s equity in the property
Second (required for mortgage loans with LTV greater than 80%)	PMI issued by qualified mortgage insurance companies (if applicable)	PMI issued by qualified mortgage insurance companies (if applicable)	PMI issued by qualified mortgage insurance companies (if applicable)
Third	Bank FLA (1) (allocated amount)	Bank FLA (1) (upfront amount)	Bank FLA (1) (upfront amount)
Fourth	PFI CE amount (2)	SMI and/or PFI CE amount, if applicable (2)	PFI CE amount (2)
Final	Bank loss	Bank loss	Bank loss
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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2015, 2014, and 2013, CE fees were $3.0 million, $3.2 million and $3.5 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

MPF Original. Under MPF Original, the FLA is zero on the day the first loan is purchased and generally increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by PMI, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its CE obligation for each pool of loans. The PFI is paid a fixed CE fee for providing this CE obligation. Loan losses in excess of both the FLA and the CE amount are recorded as losses by the Bank based on the Bank’s participation interest in the master commitment.

MPF Plus. Under MPF Plus, the first layer of losses (following any PMI coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional CE in the form of a SMI policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and SMI are paid by the PFI, up to the amount of the PFI’s CE obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the SMI policy amount, and the PFI’s CE obligation are recorded by the Bank based on the Bank’s participation interest. Losses incurred by the Bank up to its exposure under the FLA may be able to be recaptured through the recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE would be treated in the same manner as MPF Original. The MPF Plus product is currently not being offered by the Bank.

MPF 35. Under MPF 35, the FLA is equal to a specified percentage of the amount of loans funded in the Master Commitment. Loan losses not covered by PMI, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its CE obligation. The PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Losses incurred by the Bank up to its exposure under the FLA may be recaptured through recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE would be treated in the same manner as MPF Original.

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF Original	MPF Plus	MPF 35	Total
December 31, 2015	$3.7	$18.8	$0.2	$22.7
December 31, 2014	3.2	19.9	—	23.1
December 31, 2013	2.8	22.4	—	25.2

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to 11 mortgage insurance companies which provide PMI and/or SMI for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required.

None of the Bank’s mortgage insurers currently maintain a rating by at least one NRSRO of A+ or better. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for originations with PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2015, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2015, $49.1 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2015 was $10.8 million and $4.4 million, respectively. As of December 31, 2014 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI was $13.9 million and $5.5 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. At December 31, 2015, the allowance for credit losses on BOB loans was $2.1 million, an increase of $0.3 million from December 31, 2014.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2015.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2015.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2015 and 2014.

(in millions)	December 31, 2015
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$10.0	$0.1	$—	$0.1
A	1,390.4	2.9	(1.9)	1.0
Liability positions with credit exposure:
Cleared derivatives (2)	32,509.6	(167.7)	232.2	64.5
Total derivative positions with credit exposure to non-member counterparties	33,910.0	(164.7)	230.3	65.6
Member institutions (3)	9.9	0.3	—	0.3
Total	$33,919.9	$(164.4)	$230.3	$65.9
Derivative positions without credit exposure	10,649.9
Total notional	$44,569.8

(in millions)	December 31, 2014
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$200.0	$2.6	$—	$2.6
A	385.0	1.6	—	1.6
Liability positions with credit exposure:
Uncleared derivatives
A	1,325.0	(16.6)	18	1.4
Cleared derivatives (2)	23,373.5	(174.9)	204.4	29.5
Total derivative positions with credit exposure to non-member counterparties	25,283.5	(187.3)	222.4	35.1
Member institutions (3)	18.3	0.4	—	0.4
Total	$25,301.8	$(186.9)	$222.4	$35.5
Derivative positions without credit exposure	19,551.2
Total notional	$44,853.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2015. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of December 31, 2015 and 2014.

Notional Greater Than 10%	December 31, 2015			December 31, 2014
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	BBB	$2,343.0	19.4	A	$4,567.4	21.3
Morgan Stanley Capital	BBB	2,136.5	17.7	BBB	3,328.6	15.5
Barclays Bank	A	1,916.9	15.9	(1)	(1)	(1)
Bank of America, NA	A	1,530.5	12.7	(1)	(1)	(1)
JP Morgan Chase Bank, NA	(1)	(1)	(1)	A	2,885.6	13.4
All others	n/a	4,133.3	34.3	n/a	10,697.9	49.8
Total		$12,060.2	100.0		$21,479.5	100.0

Net Credit Exposure Greater Than 10%	December 31, 2015			December 31, 2014
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
BNP Paribas	A	$0.7	49.1	(3)	(3)	(3)
JP Morgan Chase Bank, NA	A	0.4	25.8	(2)	(2)	(2)
Royal Bank of Canada	(3)	(3)	(3)	AA	$2.6	43.0
HSBC Bank USA, NA	(2)	(2)	(2)	A	1.2	19.7
Goldman Sachs Group, Inc	(3)	(3)	(3)	A	0.7	11.3
All others	n/a	0.3	25.1	n/a	1.5	26.0
Total		$1.4	100.0		$6.0	100.0
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

(in millions)	December 31, 2015			December 31, 2014
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$32.6	$32.6	$32.6	$37.5	$37.5	$37.8
France	0.6	—	0.4	—	—	—
United Kingdom	14.1	6.7	6.5	25.7	20.7	20.6
Germany	15.7	0.7	0.4	41.6	26.6	27.6
Total	$63.0	$40.0	$39.9	$104.8	$84.8	$86.0
Note: The average maturity of these derivative contracts is July 2019 and October 2018 at December 31, 2015 and 2014, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	December 31, 2015			December 31, 2014
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$1.3	$—	$0.4	$0.6	$0.6	$3.1
United Kingdom	0.1	—	—	3.8	2.6	3.9
Switzerland	—	—	—	0.4	—	—
Total	$1.4	$—	$0.4	$4.8	$3.2	$7.0
Note: The average maturity of these derivative contracts is November 2019 and March 2019 at December 31, 2015 and 2014, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P as of December 31, 2015. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2015, the Bank’s consolidated obligation bonds outstanding increased to $48.6 billion compared to $43.7 billion at December 31, 2014. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2015 increased to $42.3 billion compared to $37.1 billion at December 31, 2014, primarily due to an increase in advance activity.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. When treasury rates tighten relative to LIBOR, as occurred in 2015, debt structures tied to interest rate swaps become more expensive for the Bank. As a result, the Bank's structured debt cost in 2015 was slightly higher when compared to the prior year.

Consolidated obligations bonds often have investor-determined features. The decision to issue a bond using a particular structure is based upon the desired amount of funding, and the ability of the Bank to hedge the risks. The issuance of a bond with a simultaneously-transacted interest-rate exchange agreement usually results in a funding vehicle with a lower cost than the Bank could otherwise achieve. The continued attractiveness of such debt/swap transactions depends on price relationships in both the consolidated bond and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. The increase in funding alternatives available to the Bank through negotiated debt/swap transactions is beneficial to the Bank because it may reduce funding costs and provide additional asset/liability management tools. The types of consolidated obligations bonds issued can fluctuate based on comparative changes in their cost levels, supply and demand conditions, advance demand, and the Bank’s balance sheet management strategy. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At December 31, 2015, callable bonds issued by the Bank were down approximately $6.2 billion from December 31, 2014. Additional information regarding the Bank’s consolidated obligations is provided in Note 14 - Consolidated Obligations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at December 31, 2015.

Deposit Reserves. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2015 increased to $686.0 million from $641.2 million at December 31, 2014. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2015 and 2014, excess deposit reserves were $78.9 billion and $68.0 billion, respectively.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Through February 19, 2016, the Bank had a Liquidity and Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. The Bank has determined that it no longer needs this requirement as other liquidity and funding risk measures have been introduced since the initial adoption of the 90 day measurement. Additionally, consistent with the 90-day measurement, the operations the Bank undertakes if a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets would remain the same. The Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing advances to mature without renewal. The Bank’s GSE status and the FHLBank System consolidated obligation credit rating, which reflects the fact that all 11 FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access.

The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2015 and 2014, excess contingency liquidity was approximately $20.8 billion and $19.7 billion, respectively.

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

Repurchases of Excess Capital Stock. Beginning in December 2014, the Bank began to repurchase all excess capital stock on a weekly basis. Additionally, as of December 31, 2015 and 2014, the Bank had outstanding capital redemption requests of $6.0 million and $0.6 million respectively. See Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. As of December 31, 2015 and 2014, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $5.3 billion and $4.8 billion, respectively. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk. See Legislative and Regulatory Developments section of this Form 10-K for additional information.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 10.0% and 9.5% of total FHLBank System consolidated obligations at December 31, 2015 and 2014, respectively.

	December 31, 2015			December 31, 2014
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$63,773.3	$69,480.5	$133,253.8	$91,787.7	$37,169.4	$128,957.1
Boston	25,307.3	28,487.6	53,794.9	25,328.4	25,312.0	50,640.4
Chicago	22,684.3	41,584.5	64,268.8	34,401.2	31,059.8	65,461.0
Cincinnati	35,036.7	77,225.3	112,262.0	59,123.3	41,238.1	100,361.4
Dallas	18,044.0	20,544.8	38,588.8	16,111.1	19,134.3	35,245.4
Des Moines	30,899.0	99,074.2	129,973.2	32,332.9	57,781.2	90,114.1
Indianapolis	27,866.7	19,267.4	47,134.1	25,498.8	12,570.8	38,069.6
New York	67,216.6	46,875.9	114,092.5	72,998.6	50,054.1	123,052.7
Pittsburgh	48,515.7	42,318.5	90,834.2	43,602.1	37,065.7	80,667.8
San Francisco	51,691.7	27,662.9	79,354.6	46,723.0	21,814.6	68,537.6
Seattle (1)	—	—	—	16,745.6	14,941.5	31,687.1
Topeka	19,823.8	21,821.1	41,644.9	20,159.3	14,221.3	34,380.6
Total FHLBank System	$410,859.1	$494,342.7	$905,201.8	$484,812.0	$362,362.8	$847,174.8
Notes:
(1) As previously announced, the FHLBank of Des Moines and the FHLBank of Seattle entered into a definitive agreement to merge the two FHLBanks. The merger was completed on May 31, 2015.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2015, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, changes in capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the FHLBank) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and which appears on the previous page. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 10, 2016

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Interest income:
Advances	$345,957	$255,863	$227,681
Prepayment fees on advances, net	3,599	16,956	2,306
Interest-bearing deposits	348	351	464
Securities purchased under agreements to resell	965	73	1,037
Federal funds sold	7,230	3,856	4,251
Trading securities	9,784	7,663	1,274
Available-for-sale (AFS) securities	145,430	137,623	121,209
Held-to-maturity (HTM) securities	61,826	74,304	96,651
Mortgage loans held for portfolio	120,433	129,399	141,699
Total interest income	695,572	626,088	596,572
Interest expense:
Consolidated obligations - discount notes	54,126	24,201	18,461
Consolidated obligations - bonds	323,191	318,371	381,313
Mandatorily redeemable capital stock	145	165	1,326
Deposits	274	220	321
Other borrowings	20	29	16
Total interest expense	377,756	342,986	401,437
Net interest income	317,816	283,102	195,135
Provision (benefit) for credit losses	(167)	(4,129)	(1,849)
Net interest income after provision (benefit) for credit losses	317,983	287,231	196,984
Other noninterest income:
Total OTTI losses (Note 7)	(3,005)	—	—
OTTI losses reclassified to (from) AOCI (Note 7)	1,156	—	(442)
Net OTTI losses, credit portion (Note 7)	(1,849)	—	(442)
Net gains (losses) on trading securities (Note 4)	1,598	22,408	(4,594)
Net gains (losses) on derivatives and hedging activities (Note 11)	3,380	(37,500)	30,251
Net gains on extinguishment of debt (Note 14)	—	—	9,665
Gains on litigation settlements, net	15,263	70,896	1,482
Standby letters of credit fees	23,655	17,383	9,083
Other, net	2,440	2,480	2,056
Total other noninterest income	44,487	75,667	47,501
Other expense:
Compensation and benefits	43,146	43,098	44,689
Other operating	24,191	27,228	27,634
Finance Agency	5,364	4,592	4,005
Office of Finance	4,720	3,772	3,704
Total other expense	77,421	78,690	80,032
Income before assessments	285,049	284,208	164,453
Affordable Housing Program (AHP) assessment (Note 15)	28,519	28,437	16,578
Net income	$256,530	$255,771	$147,875
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	31,900	28,767	27,395
Basic and diluted earnings per share	$8.04	$8.89	$5.40
Dividends per share	$6.67	$3.61	$0.78
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2015	2014	2013
Net income	$256,530	$255,771	$147,875
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(23,712)	64,941	(67,912)
Reclassification of realized losses included in net income	—	—	41
Total net unrealized gains (losses) on AFS	(23,712)	64,941	(67,871)
Net non-credit portion of OTTI losses on AFS securities:
Non-credit portion of OTTI losses transferred from HTM securities	(1,665)	—	—
Net change in fair value of OTTI securities	(20,325)	16,809	58,201
Net amount of impairment losses reclassified to non-interest income	509	—	442
Total net non-credit portion of OTTI gains (losses) on AFS securities	(21,481)	16,809	58,643
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	(1,665)	—	—
Transfer of non-credit portion from HTM to AFS securities	1,665	—	—
Total net non-credit portion of OTTI losses on HTM securities	—	—	—
Reclassification of net losses (gains) included in net income relating to hedging activities	(25)	(15)	1
Pension and post-retirement benefits	1,468	(1,642)	(138)
Total other comprehensive income (loss)	(43,750)	80,093	(9,365)
Total comprehensive income	$212,780	$335,864	$138,510

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31, 2015	December 31, 2014
(in thousands)
ASSETS
Cash and due from banks (Note 3)	$2,376,964	$2,451,131
Interest-bearing deposits	6,075	6,782
Federal funds sold	3,980,000	4,585,000
Securities purchased under agreements to resell	1,000,000	—
Investment securities:
Trading securities (Note 4)	394,737	281,016
AFS securities, at fair value (Note 5)	8,099,894	8,408,835
HTM securities; fair value of $2,684,071 and $3,286,547, respectively (Note 6)	2,663,304	3,246,788
Total investment securities	11,157,935	11,936,639
Advances, net (Note 8)	74,504,776	63,408,355
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $5,665 and $7,260 respectively (Note 10)	3,086,855	3,123,334
Banking on Business (BOB) loans, net of allowance for credit losses of $2,052 and $1,840, respectively (Note 10)	11,276	11,567
Accrued interest receivable	107,345	86,109
Premises, software and equipment, net (Note 12)	10,687	10,446
Derivative assets (Note 11)	65,855	36,217
Other assets	28,515	21,496
Total assets	$96,336,283	$85,677,076

Federal Home Loan Bank of Pittsburgh
Statements of Condition (continued)

	December 31, 2015	December 31, 2014
(in thousands, except par value)
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$635,468	$601,454
Noninterest-bearing	50,469	39,726
Total deposits	685,937	641,180
Consolidated obligations, net: (Note 14)
Discount notes	42,276,815	37,058,118
Bonds	48,605,982	43,714,510
Total consolidated obligations, net	90,882,797	80,772,628
Mandatorily redeemable capital stock (Note 16)	6,053	586
Accrued interest payable	92,765	103,151
AHP payable (Note 15)	70,907	55,997
Derivative liabilities (Note 11)	42,508	58,964
Other liabilities	53,715	41,614
Total liabilities	91,834,682	81,674,120
Commitments and contingencies (Note 20)
Capital (Note 16)
Capital stock - putable ($100 par value) issued and outstanding 35,396 and 30,410 shares	3,539,648	3,040,976
Retained earnings:
Unrestricted	718,727	726,309
Restricted	162,543	111,238
Total retained earnings	881,270	837,547
Accumulated Other Comprehensive Income (AOCI)	80,683	124,433
Total capital	4,501,601	4,002,956
Total liabilities and capital	$96,336,283	$85,677,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$256,530	$255,771	$147,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(59,674)	(59,788)	(41,724)
Net change in derivatives and hedging activities	54,567	83,449	12,041
Net OTTI credit losses	1,849	—	442
Net gains on extinguishment of debt	—	—	(9,665)
Other adjustments	(185)	(4,838)	(1,809)
Net change in:
Trading securities	(113,721)	(51,717)	124,292
Accrued interest receivable	(21,240)	9,266	(2,649)
Other assets	(1,417)	(903)	(711)
Accrued interest payable	(10,387)	5,463	(16,317)
Other liabilities	28,150	21,099	16,828
Net cash provided by operating activities	$134,472	$257,802	$228,603
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $707, $1,013 and $3,640 from other FHLBanks for mortgage loan program)	$58,652	$131,413	$(151,402)
Securities purchased under agreements to resell	(1,000,000)	—	2,500,000
Federal funds sold	605,000	(1,710,000)	1,720,000
AFS securities:
Proceeds (includes $19,909 from sale of AFS securities in 2013)	3,869,773	1,819,780	1,959,687
Purchases	(3,566,673)	(3,333,306)	(2,801,220)
HTM securities:
Net change in short-term	—	—	400,000
Proceeds from long-term maturities	705,178	749,354	1,272,264
Purchases	(134,336)	—	—
Advances:
Proceeds	535,178,961	647,779,277	263,745,577
Made	(546,386,629)	(661,191,580)	(273,786,491)
Mortgage loans held for portfolio:
Proceeds	483,923	464,995	753,311
Purchases	(463,969)	(375,214)	(464,699)
Proceeds from sale of foreclosed assets	11,050	17,748	22,417
Premises, software and equipment :
Proceeds from sale	—	900	—
Purchases	(3,961)	(3,923)	(3,043)
Net cash (used) in investing activities	$(10,643,031)	$(15,650,556)	$(4,833,599)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2015	2014	2013
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$35,376	$(48,945)	$(329,871)
Net payments for derivative contracts with financing element	(32,218)	(32,699)	(32,272)
Net proceeds from issuance of consolidated obligations:
Discount notes	154,729,878	131,729,844	232,107,226
Bonds (includes $65,576 from other FHLBanks during 2014)	35,225,737	26,050,080	27,631,175
Payments for maturing and retiring consolidated obligations:
Discount notes	(149,530,556)	(122,909,347)	(228,019,303)
Bonds	(30,285,157)	(20,041,829)	(24,674,356)
Proceeds from issuance of capital stock	3,153,069	2,135,063	1,664,951
Payments for repurchase/redemption of mandatorily redeemable capital stock	(31,162)	(7,876)	(432,224)
Payments for repurchase/redemption of capital stock	(2,617,768)	(2,047,808)	(1,518,075)
Cash dividends paid	(212,807)	(103,943)	(21,504)
Net cash provided by financing activities	$10,434,392	$14,722,540	$6,375,747
Net (decrease) increase in cash and due from banks	$(74,167)	$(670,214)	$1,770,751
Cash and due from banks at beginning of the period	2,451,131	3,121,345	1,350,594
Cash and due from banks at end of the period	$2,376,964	$2,451,131	$3,121,345
Supplemental disclosures:
Interest paid	$407,926	$378,194	$464,250
AHP payments	13,609	8,793	4,682
Transfers of mortgage loans to real estate owned	7,704	14,257	17,167
Non-cash transfer of OTTI HTM securities to AFS	10,286	—	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2012	28,160	$2,815,965	$528,767	$30,508	$559,275	$53,705	$3,428,945
Issuance of capital stock	16,650	1,664,951	—	—	—	—	1,664,951
Repurchase/redemption of capital stock	(15,181)	(1,518,075)	—	—	—	—	(1,518,075)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(698)	—	—	—	—	(698)
Comprehensive income (loss)	—	—	118,300	29,575	147,875	(9,365)	138,510
Cash dividends	—	—	(21,431)	—	(21,431)	—	(21,431)
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Issuance of capital stock	21,350	2,135,063	—	—	—	—	2,135,063
Repurchase/redemption of capital stock	(20,478)	(2,047,808)	—	—	—	—	(2,047,808)
Net shares reclassified to mandatorily redeemable capital stock	(84)	(8,422)	—	—	—	—	(8,422)
Comprehensive income (loss)	—	—	204,616	51,155	255,771	80,093	335,864
Cash dividends	—	—	(103,943)	—	(103,943)	—	(103,943)
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956
Issuance of capital stock	31,530	3,153,069	—	—	—	—	3,153,069
Repurchase/redemption of capital stock	(26,178)	(2,617,768)	—	—	—	—	(2,617,768)
Net shares reclassified to mandatorily redeemable capital stock	(366)	(36,629)	—	—	—	—	(36,629)
Comprehensive income (loss)	—	—	205,225	51,305	256,530	(43,750)	212,780
Cash dividends	—	—	(212,807)	—	(212,807)	—	(212,807)
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Background Information

The Bank, a federally chartered corporation, is one of 11 district FHLBanks. The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business (as defined by Finance Agency regulation) in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet membership regulation standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

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

The Federal Housing Finance Agency (Finance Agency) is the independent regulator of the FHLBanks. The mission of the Finance Agency is to ensure the FHLBanks operate in a safe and sound manner so they serve as a reliable source of liquidity and funding for housing finance and community investment. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

As provided by the Federal Home Loan Bank Act (FHLBank Act), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the Mortgage Partnership Finance (MPF) Program and purchase certain investments. See Note 14 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 11 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay between the time an exposure change is identified and the time excess collateral is returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 11 - Derivatives and Hedging Activities for additional information.

Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased under Agreements to Resell. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit and bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans made to investment-grade counterparties. The Bank records securities purchased under agreements to resell as short-term collateralized loans to a third party which are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to provide additional collateral equivalent to the amount of the shortfall by (1) placing an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remitting an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly.

Investment Securities. The Bank classifies investment securities as trading, AFS and HTM at the date of acquisition. and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investments through noninterest income as “Net gains (losses) on trading securities.”

Available-for-Sale (AFS). Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI as “Net unrealized gains (losses) on AFS securities.” However, for AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in value related to the risk being hedged in noninterest income as “Net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

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

Variable Interest Entities (VIEs). The Bank has investments in VIEs that include, but are not limited to, senior interests in private label MBS. The carrying amounts and classification of the assets that relate to the Bank’s investments in VIEs are included in investment securities on the Statement of Condition. The Bank has no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the amortized cost of the Bank’s investments in the VIEs.

If the Bank determines it is the primary beneficiary of a VIE, it would be required to consolidate that VIE. The Bank performs a quarterly evaluation to determine whether it is the primary beneficiary of any VIEs. To perform this evaluation, the Bank considers whether it has both:

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

The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, deferred loan fees or costs, hedging adjustments, charge-offs, and the allowance for credit losses.

Premiums and Discounts. The Bank defers and amortizes/accretes mortgage loan premiums and discounts paid to and received from the Bank’s PFIs, deferred loan fees or costs, and hedging basis adjustments to interest income using the contractual method.

CE Fees. For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing CE either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide Supplemental Mortgage Insurance (SMI). PFIs are paid a CE fee for assuming credit risk, and in some instances all or a portion of the CE fee may be performance-based. CE fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture CE fees paid to the PFIs to offset these losses.

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when a PFI requests an extension of the delivery commitment period beyond the original stated maturity. These fees compensate the Bank for lost interest as a result of late funding and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount and are recorded in noninterest income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount and represent purchase price adjustments to the related loans acquired and are recorded as a part of the loan basis.

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is for it to serve as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is charged off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and ceases to accrue interest income, and accrued but uncollected interest is reversed. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

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

Notes to Financial Statements (continued)

extensions of credit to members, collectively referred to as credit products; (2) government-guaranteed or insured mortgage loans held for portfolio; (3) conventional MPF loans held for portfolio; and (4) BOB loans.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that disaggregation is needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of the portfolio segments is needed as the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.

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

Charge-off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure, notification of a claim against any of the CE, a loan that is 180 or more days delinquent, or certain loans for which the borrower has filed for bankruptcy. If the loss is expected to be recovered through CE, the Bank recognizes a CE fee receivable for the amount of the loss and assesses it for collectability along with the mortgage loans. The CE fee receivable is recorded in other assets.

BOB Loans. See “BOB Loans” in this Note 1 for a description of the allowance for credit losses policies relating to the BOB program.

Real Estate Owned (REO). REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses or CE fee receivable if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other noninterest expense in the Statement of Income. REO is recorded in other assets on the Statement of Condition.

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

Derivative Designations. Each derivative is designated as either:

Notes to Financial Statements (continued)

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge (an economic hedge) for asset and liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship, and are expected to be highly effective, they qualify for fair value accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. Two approaches that the Bank uses for hedge accounting are:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability.

Fair value derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within normal market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other noninterest income as “Net gains (losses) on derivatives and hedging activities.”

For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in other noninterest income as “Net gains (losses) on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income. As a result, the Bank recognizes the net interest and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the economically hedged assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated in fair value hedge relationships are recognized as adjustments to the income or expense of the designated hedged item.

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments ); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines to no longer designate the derivative as a hedging instrument (i.e., de-designation).

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

Notes to Financial Statements (continued)

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

Notes to Financial Statements (continued)

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

Finance Agency Expenses. The Bank, along with the other 10 FHLBanks, funds the costs of operating the Finance Agency. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

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

Notes to Financial Statements (continued)

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02 or Advisory Bulletin), which is applicable to Fannie Mae, Freddie Mac and the FHLBanks. The Advisory Bulletin establishes guidelines for adverse classification of various assets, primarily MPF loans at the Bank. Among other requirements, this Advisory Bulletin requires that the Bank classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any CE, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). The Bank implemented these classification provisions effective January 1, 2014. During the first quarter 2014, the Bank incorporated estimates of fair values on loans as applicable under the Advisory Bulletin in its calculation of the required “loss” on MPF loans. This change in the Bank's accounting estimate resulted in an immaterial benefit to the Bank's Allowance for Loan Losses at March 31, 2014. See Note 10 - Allowance for Credit Losses for more information.

The Advisory Bulletin also requires the Bank to charge-off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if the Bank subsequently receives full or partial payment of a previously charged-off loan, it may report a recovery of the amount charged-off either through loss reserves or as a reduction in foreclosed property expenses. As required, the Bank adopted the charge-off provisions of the Advisory Bulletin on January 1, 2015. Upon adoption of the charge-off provisions, the Bank’s allowance for loan losses on the impacted loans was eliminated and the corresponding recorded investment in the loans was reduced by the amount charged-off, unless it is expected to be recovered through CE, for which the Bank recognizes a CE fee receivable. The amount of losses realized on the Bank's loan portfolio will ultimately be the same under the Advisory Bulletin as under the Bank's past accounting practices. However, the timing of when the Bank recognizes those losses in its financial statements will differ. The adoption of the charge-off provisions of the Advisory Bulletin did not have a material impact on the Bank’s financial condition or results of operations.

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

Extraordinary Items. In January 2015, the FASB issued guidance which eliminates the concept of extraordinary items. As a result, preparers and auditors no longer need to determine whether an event is extraordinary. However, the guidance continues to require separate presentation on the Statement of Income for items that are both unusual and infrequent. This guidance was effective for the Bank beginning January 1, 2016 and did not impact the Bank’s results of operations.

Consolidation. In February 2015, the FASB issued amendments to its existing consolidation guidance which may impact the Bank’s evaluation of which entities are considered to be Variable Interest Entities (VIEs) and if the Bank is required to consolidate a VIE. This guidance was effective for the Bank beginning January 1, 2016 and did not impact the Bank's financial condition.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance which requires the Bank to present debt issuance costs as a direct deduction from the related debt on the statement of condition, consistent with debt discounts. This guidance was effective for the Bank beginning January 1, 2016 and will be applied retrospectively. This guidance will result in an immaterial reclassification of debt issuance costs from Other Assets to Consolidated Obligations in the Bank's first quarter 2016 Statement of Condition.

Cloud Computing Arrangements. In April 2015, the FASB issued guidance which clarifies circumstances under which a cloud computing arrangement should be accounted for as a license of internal-use software as opposed to a service contract.

Notes to Financial Statements (continued)

This guidance, which was effective for the Bank beginning January 1, 2016, did not impact the Bank's financial condition or results of operations.

Recognition and Measurement of Financial Assets and Liabilities. In January 2016, the FASB issued guidance which amends existing guidance on the classification and measurement of financial instruments. Although many of the existing requirements are not changed, this guidance revises the accounting for equity securities, financial liabilities measured under the fair value option, and certain disclosure requirements for fair value of financial instruments. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2018.

Leases. In February 2016, the FASB issued guidance which amends the accounting for leases. The guidance will require lessees to recognize a right-of-use asset and lease liability for virtually all leases, other than short-term leases. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2019.

Note 3 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for 2015 and 2014 were approximately $298.8 million and $141.6 million, respectively.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks (FRBs). The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of approximately $22.4 million and $26.6 million as of December 31, 2015 and 2014, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Notes to Financial Statements (continued)

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2015 and December 31, 2014.

(in thousands)	December 31, 2015	December 31, 2014
Mutual funds	$5,442	$4,721
GSE and Tennessee Valley Authority (TVA) obligations	389,295	276,295
Total	$394,737	$281,016

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $5.6 million and $4.9 million at December 31, 2015 and December 31, 2014, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for 2015, 2014 and 2013.

	Year ended December 31,
(in thousands)	2015	2014	2013
Net unrealized gains (losses) on trading securities held at year-end	$1,598	$22,322	$(4,559)
Net realized gains (losses) on securities sold/matured during the year	—	86	(35)
Net gains (losses) on trading securities	$1,598	$22,408	$(4,594)

Notes to Financial Statements (continued)

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2015 and December 31, 2014.

	December 31, 2015
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,468,665	—	15,332	(14,792)	3,469,205
State or local agency obligations	133,038	—	2,055	(973)	134,120
Total non-MBS	$3,603,696	$—	$17,392	$(15,765)	$3,605,323
MBS:
Other U.S. obligations single family MBS	$268,105	$—	$501	$(70)	$268,536
GSE single-family MBS	2,378,589	—	9,965	(4,924)	2,383,630
GSE multifamily MBS	1,008,511	—	5,614	(3,628)	1,010,497
Private label MBS:
Private label residential MBS	751,703	(889)	72,263	(337)	822,740
HELOCs	7,572	—	1,596	—	9,168
Total private label MBS	759,275	(889)	73,859	(337)	831,908
Total MBS	$4,414,480	$(889)	$89,939	$(8,959)	$4,494,571
Total AFS securities	$8,018,176	$(889)	$107,331	$(24,724)	$8,099,894

	December 31, 2014
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,221,543	—	17,661	(5,501)	3,233,703
State or local agency obligations	98,616	—	752	(384)	98,984
Total non-MBS	$3,322,152	$—	$18,418	$(5,885)	$3,334,685
MBS:
Other U.S. obligations single family MBS	$328,787	$—	$592	$—	$329,379
GSE single-family MBS	2,869,855	—	16,433	(4,126)	2,882,162
GSE multifamily MBS	872,509	—	9,511	(2,193)	879,827
Private label MBS:
Private label residential MBS	879,376	(863)	92,860	(290)	971,083
HELOCs	9,245	—	2,454	—	11,699
Total private label MBS	888,621	(863)	95,314	(290)	982,782
Total MBS	$4,959,772	$(863)	$121,850	$(6,609)	$5,074,150
Total AFS securities	$8,281,924	$(863)	$140,268	$(12,494)	$8,408,835
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

Notes to Financial Statements (continued)

The Bank has established a Rabbi trust to secure a portion of the Bank’s benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $6.7 million and $7.0 million at December 31, 2015 and December 31, 2014, respectively and are included in Other liabilities in the Statements of Condition.

As of December 31, 2015, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.7 million, credit losses of $205.9 million and OTTI-related accretion adjustments of $31.5 million. As of December 31, 2014, these amounts were $9.5 million, $222.5 million, and $11.7 million, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of December 31, 2015 and 2014.

(in thousands)	December 31, 2015	December 31, 2014
Non-credit portion of OTTI losses	$(889)	$(863)
Net unrealized gains on OTTI securities since their last OTTI credit charge	73,859	95,314
Net non-credit portion of OTTI gains on AFS securities in AOCI	$72,970	$94,451

The following tables summarize the AFS securities with unrealized losses as of December 31, 2015 and December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$2,396,493	$(12,937)	$184,772	$(1,855)	$2,581,265	$(14,792)
State or local agency obligations	41,727	(863)	3,890	(110)	45,617	(973)
Total non-MBS	$2,438,220	$(13,800)	$188,662	$(1,965)	$2,626,882	$(15,765)
MBS:
Other U.S. obligations single-family MBS	$70,490	$(48)	$11,984	$(22)	$82,474	$(70)
GSE single-family MBS	465,658	(761)	114,028	(4,163)	579,686	(4,924)
GSE multifamily MBS	420,982	(3,628)	—	—	420,982	(3,628)
Private label residential MBS	65,080	(775)	9,332	(451)	74,412	(1,226)
Total MBS	$1,022,210	$(5,212)	$135,344	$(4,636)	$1,157,554	$(9,848)
Total	$3,460,430	$(19,012)	$324,006	$(6,601)	$3,784,436	$(25,613)

Notes to Financial Statements (continued)

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$1,783,202	$(4,380)	$322,691	$(1,121)	$2,105,893	$(5,501)
State or local agency obligations	1,576	(14)	11,385	(370)	12,961	(384)
Total non-MBS	$1,784,778	$(4,394)	$334,076	$(1,491)	$2,118,854	$(5,885)
MBS:
GSE single-family MBS	19,405	(3)	228,257	(4,123)	247,662	(4,126)
GSE multifamily MBS	15,322	(104)	185,153	(2,089)	200,475	(2,193)
Private label residential MBS	58,553	(191)	49,383	(962)	107,936	(1,153)
Total MBS	$93,280	$(298)	$462,793	$(7,174)	$556,073	$(7,472)
Total	$1,878,058	$(4,692)	$796,869	$(8,665)	$2,674,927	$(13,357)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities from HTM to AFS to increase its flexibility to sell the securities if management determines it is prudent to do so. See Note 1 - Summary of Significant Accounting Policies. The Bank transferred three private label MBS from HTM to AFS during 2015, which is the period in which an OTTI credit loss was recorded on the security. There were no transfers during 2014 and 2013.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
December 31, 2015 transfer	$7,556	$(638)	$6,918
June 30, 2015 transfer	4,394	(1,026)	3,368
Total 2015 transfers	$11,950	$(1,664)	$10,286

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2015 and December 31, 2014 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$28,706	$28,688	$301,985	$302,087
Due after one year through five years	1,925,398	1,919,024	2,058,695	2,054,517
Due after five years through ten years	812,550	825,558	662,805	676,064
Due in more than ten years	837,042	832,053	298,667	302,017
AFS securities excluding MBS	3,603,696	3,605,323	3,322,152	3,334,685
MBS	4,414,480	4,494,571	4,959,772	5,074,150
Total AFS securities	$8,018,176	$8,099,894	$8,281,924	$8,408,835

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2015 and December 31, 2014.

(in thousands)	December 31, 2015	December 31, 2014
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,518,980	$2,902,430
Variable-rate	84,716	419,722
Total non-MBS	$3,603,696	$3,322,152
Amortized cost of AFS MBS:
Fixed-rate	$1,593,414	$2,002,208
Variable-rate	2,821,066	2,957,564
Total MBS	$4,414,480	$4,959,772
Total amortized cost of AFS securities	$8,018,176	$8,281,924
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid ARMs. In addition, certain of these securities may contain provisions permitting the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is considered to be variable-rate.

Realized Gains and Losses on AFS Securities.  The following table provides a summary of proceeds and gross losses on sales of AFS securities for 2015, 2014 and 2013. The gross losses are included in “Other, net” in the Statement of Income.

	Year ended December 31, 2015
(in thousands)	2015	2014	2013
Proceeds from sale of AFS securities	$—	$—	$19,909
Gross losses on sale of AFS securities	—	—	(41)

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2015 and December 31, 2014.

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$169,520	$118	$(14,484)	$155,154
MBS:
Other U.S. obligations single-family MBS	$819,602	$5,651	$(5)	$825,248
GSE single-family MBS	294,568	4,459	(75)	298,952
GSE multifamily MBS	863,122	30,124	(1,394)	891,852
Private label residential MBS	516,492	1,717	(5,344)	512,865
Total MBS	$2,493,784	$41,951	$(6,818)	$2,528,917
Total HTM securities	$2,663,304	$42,069	$(21,302)	$2,684,071

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
GSE securities	$13,041	$382	$—	$13,423
State or local agency obligations	184,412	1,314	(15,445)	170,281
Total non-MBS	$197,453	$1,696	$(15,445)	$183,704
MBS:
Other U.S. obligations single-family MBS	$1,122,537	$8,604	$—	$1,131,141
GSE single-family MBS	417,217	7,226	(118)	424,325
GSE multifamily MBS	818,037	43,431	—	861,468
Private label residential MBS	691,544	3,506	(9,141)	685,909
Total MBS	$3,049,335	$62,767	$(9,259)	$3,102,843
Total HTM securities	$3,246,788	$64,463	$(24,704)	$3,286,547

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2015 and December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$20,154	$(1)	$110,737	$(14,483)	$130,891	$(14,484)
MBS:
Other U.S. obligations single-family MBS	$10,237	$(5)	$—	$—	$10,237	$(5)
GSE single-family MBS	—	—	9,091	(75)	9,091	(75)
GSE multifamily MBS	132,835	(1,394)	—	—	132,835	(1,394)
Private label residential MBS	110,665	(717)	252,851	(4,627)	363,516	(5,344)
Total MBS	$253,737	$(2,116)	$261,942	$(4,702)	$515,679	$(6,818)
Total	$273,891	$(2,117)	$372,679	$(19,185)	$646,570	$(21,302)

	December 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$3,361	$(54)	$116,488	$(15,391)	$119,849	$(15,445)
MBS:
GSE single-family MBS	—	—	11,058	(118)	11,058	(118)
Private label residential MBS	185,673	(1,291)	233,287	(7,850)	418,960	(9,141)
Total MBS	$185,673	$(1,291)	$244,345	$(7,968)	$430,018	$(9,259)
Total	$189,034	$(1,345)	$360,833	$(23,359)	$549,867	$(24,704)

Securities Transferred. The Bank transferred three private label MBS from HTM to AFS during 2015 and none during 2014 and 2013. See Note 5 - Available-for-Sale Securities for additional information.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2015 and December 31, 2014 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$13,042	$13,423
Due after one year through five years	—	—	3,415	3,361
Due after five years through ten years	57,490	55,797	21,807	22,263
Due after ten years	112,030	99,357	159,189	144,657
HTM securities excluding MBS	169,520	155,154	197,453	183,704
MBS	2,493,784	2,528,917	3,049,335	3,102,843
Total HTM securities	$2,663,304	$2,684,071	$3,246,788	$3,286,547

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$28,565	$44,453
Variable-rate	140,955	153,000
Total non-MBS	$169,520	$197,453
Amortized cost of HTM MBS:
Fixed-rate	$1,023,636	$1,114,059
Variable-rate	1,470,148	1,935,276
Total MBS	$2,493,784	$3,049,335
Total HTM securities	$2,663,304	$3,246,788
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid ARMs. In addition, certain of these securities may contain provisions permitting the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is considered to be variable-rate.

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

Notes to Financial Statements (continued)

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying an FHLBank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. During the fourth quarter of 2015, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (3.0)% to 8.0% over the 12 month period beginning October 1, 2015. For the vast majority of markets the short-term forecast has changes from 2.0% to 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2015. The “Total OTTI securities” balances below summarize the Bank’s securities as of December 31, 2015 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$428,561	$347,845	$385,510
Alt-A	506,768	399,589	433,160
Subprime	1,887	1,109	1,246
HELOCs	10,065	7,572	9,168
Total OTTI securities	947,281	756,115	829,084
Private label MBS with no OTTI	3,160	3,160	2,824
Total AFS private label MBS	$950,441	$759,275	$831,908
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for 2015, 2014 and 2013.

(in thousands)	2015	2014	2013
Beginning balance	$290,935	$314,224	$326,024
Additions:
Credit losses for which OTTI was not previously recognized	1,794	—	—
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	55	—	442
Reductions:
Securities sold and matured during the period (2)	—	292	(59)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(27,405)	(23,581)	(12,183)
Ending balance	$265,379	$290,935	$314,224
Notes:
(1) For 2015, 2014 and 2013, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2015, 2014 and 2013, respectively.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At December 31, 2015 and 2014, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

Notes to Financial Statements (continued)

Note 8 – Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to ten years, and the interest rates reset periodically at a fixed spread to LIBOR or other specified indices.

At December 31, 2015 and December 31, 2014, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.11% to 7.40%. AHP subsidized advances have interest rates ranging from 2.00% to 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2015 and December 31, 2014.

(dollars in thousands)	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$33,192,256	0.70%	$29,380,685	0.42%
Due after 1 year through 2 years	18,989,266	0.99	7,754,473	1.22
Due after 2 years through 3 years	13,071,338	0.96	12,764,348	1.14
Due after 3 years through 4 years	6,260,864	0.93	9,361,638	0.82
Due after 4 years through 5 years	1,800,994	1.68	3,373,989	0.84
Thereafter	1,018,555	2.66	490,823	2.77
Total par value	74,333,273	0.89%	63,125,956	0.76%
Discount on AHP advances	(21)		(66)
Deferred prepayment fees	(4,749)		(8,600)
Hedging adjustments	176,273		291,065
Total book value	$74,504,776		$63,408,355

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At December 31, 2015 and December 31, 2014, the Bank had convertible advances outstanding of $1.5 billion and $1.9 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). Beginning in May 2015, the Bank began offering variable-rate returnable advances in addition to fixed-rate returnable advances which had already been offered. At December 31, 2015, the Bank had $12.6 billion of returnable advances, and at December 31, 2014, the Bank had no returnable advances. At December 31, 2015 and December 31, 2014, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of December 31, 2015 and 2014.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Due in 1 year or less	$34,692,256	$29,380,685	$33,771,756	$31,164,685
Due after 1 year through 2 years	18,939,266	7,754,473	18,629,266	6,846,973
Due after 2 years through 3 years	11,661,338	12,764,348	12,877,338	12,179,348
Due after 3 years through 4 years	6,245,864	9,361,638	6,255,364	9,095,638
Due after 4 years through 5 years	1,775,994	3,373,989	1,800,994	3,368,489
Thereafter	1,018,555	490,823	998,555	470,823
Total par value	$74,333,273	$63,125,956	$74,333,273	$63,125,956

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2015 and 2014.

(in thousands)	December 31, 2015	December 31, 2014
Fixed-rate – overnight	$4,681,918	$2,012,230
Fixed-rate – term:
Due in 1 year or less	13,532,806	20,740,508
Thereafter	13,121,108	9,116,344
Total fixed-rate	31,335,832	31,869,082
Variable-rate:
Due in 1 year or less	14,977,532	6,627,947
Thereafter	28,019,909	24,628,927
Total variable-rate	42,997,441	31,256,874
Total par value	$74,333,273	$63,125,956

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2015, the Bank had advances of $55.1 billion outstanding to its five largest borrowers, which represented 74.1% of total advances outstanding. Of these five, four had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2015.

As of December 31, 2014, the Bank had advances of $46.6 billion outstanding to the five largest borrowers, which represented 73.8% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2014.

See Note 10 for information related to the Bank’s allowance for credit losses.

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

The following table presents balances as of December 31, 2015 and December 31, 2014 for mortgage loans held for portfolio.

(in thousands)	December 31, 2015	December 31, 2014
Fixed-rate long-term single-family mortgages(1)	$2,660,615	$2,640,633
Fixed-rate medium-term single-family mortgages(1)	352,082	417,830
Total par value	3,012,697	3,058,463
Premiums	50,857	51,214
Discounts	(3,899)	(4,872)
Hedging adjustments	32,865	25,789
Total mortgage loans held for portfolio	$3,092,520	$3,130,594
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2015 and December 31, 2014.

(in thousands)	December 31, 2015	December 31, 2014
Conventional loans	$2,763,930	$2,779,962
Government-guaranteed/insured loans	248,767	278,501
Total par value	$3,012,697	$3,058,463

See Note 10 - Allowance for Credit Losses for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

Note 10 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank’s portfolio segments: credit products, government-guaranteed or insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This approach generally calls for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral and lending policies to limit risk of loss while balancing each borrower’s need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to help ensure that credit products continue to be secured by adequate collateral. Management of the Bank believes that these policies effectively manage the Bank’s credit risk from credit products.

Notes to Financial Statements (continued)

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, regardless of the member’s financial condition, the Bank always takes possession or control of securities used as collateral if they are used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a member (or an affiliate of a member) priority over the claims or rights of any other party except for claims or rights of a third party that would be otherwise entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2015 and December 31, 2014, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2015 and December 31, 2014, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at December 31, 2015 and December 31, 2014, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At December 31, 2015 and December 31, 2014, the MPF exposure under the FLA was $22.7 million and $23.1 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $3.0 million, $3.2 million and $3.5 million in 2015, 2014 and 2013, respectively.

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

Notes to Financial Statements (continued)

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

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions required by AB 2012-02 as described in Note 2 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent loans where repayment is expected to be provided by the sale of the underlying property, which primarily consists of MPF loans that are 180 days or more delinquent and other loans where the borrower has filed for bankruptcy.

The estimated credit losses on impaired collateral-dependent loans are separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The incurred loss on each loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs and recovery through PMI. The estimated fair value is determined based on a value provided by a third party's retail-based Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations. During 2014, the resulting loss was reduced by available CE. Beginning January 1, 2015, the Bank adopted the charge-off provisions of AB 2012-02. As a result, the estimated credit loss on individually evaluated MPF loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. The CE receivable is evaluated for collectibility, and a reserve, included as part of the allowance for credit losses, is established if required

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2015	2014	2013
Balance, beginning of period	$7,260	$11,359	$14,163
(Charge-offs) Recoveries, net (1)	(815)	299	(1,035)
Provision (benefit) for credit losses	(780)	(4,398)	(1,769)
Balance, December 31	$5,665	$7,260	$11,359
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	2015	2014	2013
Ending balance, individually evaluated for impairment	$5,018	$6,034	$795
Ending balance, collectively evaluated for impairment	647	1,226	10,564
Total allowance for credit losses	$5,665	$7,260	$11,359
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$60,762	$68,144	$15,571
Collectively evaluated for impairment	2,789,517	2,789,826	2,919,583
Total recorded investment	$2,850,279	$2,857,970	$2,935,154

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

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. BOB Loans.

(in thousands)	2015	2014	2013
Balance, beginning of period	$1,840	$2,231	$2,481
(Charge-offs) Recoveries, net	(429)	(610)	(154)
Provision (benefit) for credit losses	641	219	(96)
Balance, December 31	$2,052	$1,840	$2,231

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

(in thousands)	2015	2014	2013
Ending balance, individually evaluated for impairment	$25	$—	$—
Ending balance, collectively evaluated for impairment	2,027	1,840	2,231
Total allowance for credit losses	$2,052	$1,840	$2,231
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$63	$—	$—
Collectively evaluated for impairment	13,347	13,518	13,742
Total recorded investment	$13,410	$13,518	$13,742
Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	December 31, 2015
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$42,746	$14,997	$86	$57,829
Past due 60-89 days	11,752	4,260	78	16,090
Past due 90 days or more	25,169	4,382	156	29,707
Total past due loans	$79,667	$23,639	$320	$103,626
Total current loans	2,770,612	234,376	13,090	3,018,078
Total loans	$2,850,279	$258,015	$13,410	$3,121,704
Other delinquency statistics:
In process of foreclosures, included above (2)	$15,353	$1,356	$—	$16,709
Serious delinquency rate (3)	0.9%	1.7%	1.2%	1.0%
Past due 90 days or more still accruing interest	$—	$4,382	$—	$4,382
Loans on nonaccrual status	$29,075	$—	$383	$29,458

Notes to Financial Statements (continued)

(in thousands)	December 31, 2014
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,680	$19,238	$124	$70,042
Past due 60-89 days	11,841	6,034	73	17,948
Past due 90 days or more	41,983	7,024	8	49,015
Total past due loans	$104,504	$32,296	$205	$137,005
Total current loans	2,753,466	256,606	13,313	3,023,385
Total loans	$2,857,970	$288,902	$13,518	$3,160,390
Other delinquency statistics:
In process of foreclosures, included above (2)	$26,981	$2,389	$—	$29,370
Serious delinquency rate (3)	1.5%	2.4%	0.1%	1.6%
Past due 90 days or more still accruing interest	$—	$7,024	$—	$7,024
Loans on nonaccrual status	$45,900	$—	$205	$46,105
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

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$33,737	$33,428	$—
With a related allowance:
Conventional MPF loans	$27,025	$26,774	$5,018
Total:
Conventional MPF loans	$60,762	$60,202	$5,018

	December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$31,749	$31,448	$—
With a related allowance:
Conventional MPF loans	$36,395	$36,175	$6,034
Total:
Conventional MPF loans	$68,144	$67,623	$6,034

Notes to Financial Statements (continued)

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
(in thousands)	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized
Conventional MPF loans	$63,683	$1,966	$74,956	$1,388	$14,552	$645
Notes:
(1) Includes gross charge-offs.

Beginning January 1, 2014, with the adoption of AB 2012-02, the Bank now considers all loans that are180 days or more delinquent or where the borrower has filed for bankruptcy to be individually evaluated impaired loans, which is the reason for the increase as compared to 2013.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor’s financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $16.9 million as of December 31, 2015 and $16.8 million as of December 31, 2014. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $6.5 million and $6.9 million of REO reported in Other assets on the Statement of Condition at December 31, 2015 and 2014, respectively.

Purchases, Sales and Reclassifications. During 2015 and 2014, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Notes to Financial Statements (continued)

Note 11 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets, and interest-bearing liabilities.

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions or of firm commitments;

•	manage embedded options in assets and liabilities; and

•	manage its overall asset/liability portfolio.

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

Swaptions.  A swaption is an option that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. The Bank may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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

Application of Derivatives. Derivative financial instruments are used by the Bank as follows:

Notes to Financial Statements (continued)

•	by designating them as a fair value hedge of an associated financial instrument or firm commitment; or

•	in asset/liability management (i.e., “economic” hedges that do not qualify for hedge accounting).

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

Types of Hedged Items. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statement of Condition, or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and on a monthly basis) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in the fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Investments. The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. When the Bank has derivatives associated with trading securities, carried at fair value, or HTM securities, carried at amortized cost, they are designated as economic hedges. When the Bank has AFS securities that have been hedged, it may qualify as a fair value hedge.

Advances. The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to manage the repricing and/or options characteristics of advances to match more closely the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank will simultaneously execute a derivative that offsets the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair value hedge.

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

Notes to Financial Statements (continued)

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

The Bank may also hedge a firm commitment for a forward starting advance through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. Because the firm commitment ends at the same exact time that the advance is settled, the fair value change associated with the firm commitment is effectively rolled into the basis of the advance. If the hedge relationship is de-designated when the commitment is terminated and the advance is issued, the fair value change associated with the firm commitment will be recorded as a basis adjustment of the advance. The basis adjustment will then be amortized into interest income over the life of the advance. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.

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

Notes to Financial Statements (continued)

The following tables summarize the notional and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2015 and 2014. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	December 31, 2015
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,416,262	$49,104	$269,354
Derivatives not designated as hedging instruments:
Interest rate swaps	$13,363,652	$18,426	$62,384
Interest rate swaptions	25,000	—	—
Interest rate caps	755,000	2,695	—
Mortgage delivery commitments	9,950	253	—
Total derivatives not designated as hedging instruments:	$14,153,602	$21,374	$62,384
Total derivatives before netting and collateral adjustments	$44,569,864	$70,478	$331,738
Netting adjustments and cash collateral(1)		(4,623)	(289,230)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$65,855	$42,508

	December 31, 2014
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$32,196,669	$84,205	$414,760
Derivatives not designated as hedging instruments:
Interest rate swaps	$11,937,989	$21,396	$52,925
Interest rate swaptions	25,000	1,312	—
Interest rate caps	675,000	4,425	—
Mortgage delivery commitments	18,308	434	—
Total derivatives not designated as hedging instruments	$12,656,297	$27,567	$52,925
Total derivatives before netting and collateral adjustments	$44,852,966	$111,772	$467,685
Netting adjustments and cash collateral(1)		(75,555)	(408,721)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,217	$58,964
Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted was $287.0 million and $345.0 million at December 31, 2015 and 2014. Cash collateral received was $2.4 million and $11.8 million at December 31, 2015 and 2014.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

	Year ended December 31,
(in thousands)	2015	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$4,769	$4,287	$5,687
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(21,514)	$(73,836)	$(5,507)
Interest rate swaptions	56	1,410	—
Interest rate caps	(1,988)	(4,496)	2,630
Net interest settlements	10,959	26,369	20,444
Mortgage delivery commitments	11,074	8,739	6,982
Other	24	27	15
Total net gains (losses) related to derivatives not designated as hedging instruments	$(1,389)	$(41,787)	$24,564
Net gains (losses) on derivatives and hedging activities	$3,380	$(37,500)	$30,251
Note:
(1) Pertains to total net gains for fair value hedge ineffectiveness.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2015, 2014 and 2013.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2015
Hedged item type:
Advances	$110,659	$(109,811)	$848	$(198,536)
Consolidated obligations – bonds	28,735	(25,822)	2,913	218,194
AFS securities	(7,075)	8,083	1,008	(19,032)
Total	$132,319	$(127,550)	$4,769	$626

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2014
Hedged item type:
Advances	$249,742	$(245,817)	$3,925	$(225,722)
Consolidated obligations – bonds	74,726	(72,766)	1,960	233,774
AFS securities	(32,530)	30,932	(1,598)	(11,442)
Total	$291,938	$(287,651)	$4,287	$(3,390)

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2013
Hedged item type:
Advances	$290,036	$(286,937)	$3,099	$(255,143)
Consolidated obligations – bonds	(315,332)	316,551	1,219	217,753
AFS securities	6,188	(4,819)	1,369	(3,189)
Total	$(19,108)	$24,795	$5,687	$(40,579)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $0.8 million, $13.8 million and $18.9 million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the years ended December 31, 2015, 2014 and 2013.

The Bank had no active cash flow hedging relationships during 2015, 2014 or 2013.

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

The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearing House.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 19 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Generally, the Bank’s ISDA agreements for uncleared derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2015 was $96.9 million for which the Bank has posted cash collateral with a fair value of approximately $54.8 million . If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $24.3 million of collateral to its derivative counterparties at December 31, 2015.

Notes to Financial Statements (continued)

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2015.

Offsetting of Derivative Assets and Derivative Liabilities. When it has met the netting requirements, the Bank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest on a net basis by clearing agent and/or by counterparty. The following tables present separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	Derivative Assets
(in thousands)	December 31, 2015	December 31, 2014
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$39,068	$102,570
Cleared derivatives	31,157	8,768
Total gross recognized amount	70,225	111,338
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(37,981)	(96,286)
Cleared derivatives	33,358	20,731
Total gross amounts of netting adjustments and cash collateral	(4,623)	(75,555)
Net amounts after netting adjustments:
Uncleared derivatives	1,087	6,284
Cleared derivatives	64,515	29,499
Total net amounts after netting adjustments	65,602	35,783
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	253	434
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	253	434
Total derivative assets:
Uncleared derivatives	1,340	6,718
Cleared derivatives	64,515	29,499
Total derivative assets as reported in the Statement of Condition	65,855	36,217
Non-cash collateral received or pledged not offset:
Can be sold or repledged
Uncleared derivatives	—	(636)
Cleared derivatives	—	—
Total Can be sold or repledged	—	(636)
Net unsecured amount
Uncleared derivatives	1,340	6,082
Cleared derivatives	64,515	29,499
Total net unsecured amount	$65,855	$35,581

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2015	December 31, 2014
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$132,910	$283,979
Cleared derivatives	198,828	183,706
Total gross recognized amount	331,738	467,685
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(90,402)	(225,015)
Cleared derivatives	(198,828)	(183,706)
Total gross amounts of netting adjustments and cash collateral	(289,230)	(408,721)
Net amounts after netting adjustments:
Uncleared derivatives	42,508	58,964
Cleared derivatives	—	—
Total net amounts after netting adjustments	42,508	58,964
Total derivative liabilities:
Uncleared derivatives	42,508	58,964
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	42,508	58,964
Net unsecured amount
Uncleared derivatives	42,508	58,964
Total net unsecured amount	$42,508	$58,964
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest rate futures or forwards).

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2015	2014
Computer hardware and software	$54,593	$52,369
Furniture	915	959
Leasehold improvements	2,478	2,331
Equipment and other	980	974
Total premises, software and equipment, gross	58,966	56,633
Less: Accumulated depreciation and amortization	48,279	46,187
Total premises, software and equipment, net	$10,687	$10,446
Depreciation and amortization expense on premises, software, and equipment was $3.7 million, $4.3 million and $5.3 million for 2015, 2014 and 2013, respectively. Gains and losses on disposal of premises and equipment are included in other, net income on the Statement of Income. There were no material net realized gains (losses) on disposal of premises and equipment for 2015, 2014 or 2013.
Included in total depreciation and amortization expense is amortization expense on software of $3.1 million, $3.7 million and $4.5 million for 2015, 2014 and 2013, respectively. The unamortized software balance was $9.5 million and $9.0 million at December 31, 2015 and 2014, respectively.
During 2015 and 2014, the Bank capitalized $3.6 million and $3.8 million, respectively, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 0.04%, 0.03% and 0.04% during 2015, 2014 and 2013, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Interest-bearing:
Demand and overnight	$635,468	$601,454
Noninterest-bearing:
Demand and overnight	50,469	39,726
Total deposits	$685,937	$641,180
There were no outstanding term deposits as of December 31, 2015 and December 31, 2014.

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amount of the 11 FHLBanks’ outstanding consolidated obligations was $905.2 billion and $847.2 billion at December 31, 2015 and 2014, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or ever have been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
General Terms.  Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that can use a variety of indices for interest rate resets including the federal funds effective rate, LIBOR, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.
These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2015 and 2014, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
Optional Principal Redemption  Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Interest Rate Payment Terms.  With respect to interest payments, consolidated obligation bonds may also have the following terms:

Notes to Financial Statements (continued)

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

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Par value of consolidated bonds:
Fixed-rate	$31,945,658	$36,296,100
Step-up	1,860,000	3,116,000
Floating-rate	14,650,000	4,190,000
Conversion bonds - fixed to floating	60,000	—
Total par value	48,515,658	43,602,100
Bond premiums	107,339	147,824
Bond discounts	(9,629)	(12,111)
Hedging adjustments	(7,386)	(23,303)
Total book value	$48,605,982	$43,714,510

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$26,814,155	0.68%	$15,033,450	1.00%
Due after 1 year through 2 years	8,753,810	1.21	9,316,860	1.42
Due after 2 years through 3 years	4,998,335	1.46	5,346,515	1.64
Due after 3 years through 4 years	2,017,720	1.84	4,709,300	1.50
Due after 4 years through 5 years	2,040,940	1.91	2,911,350	1.72
Thereafter	3,733,950	2.66	5,959,265	2.35
Index amortizing notes	156,748	4.73	325,360	4.14
Total par value	$48,515,658	1.12%	$43,602,100	1.48%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2015 and 2014.

	December 31,
(in thousands)	2015	2014
Noncallable	$41,462,658	$30,388,100
Callable	7,053,000	13,214,000
Total par value	$48,515,658	$43,602,100

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2015 and 2014.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2015	2014
Due in 1 year or less	$33,517,155	$28,232,450
Due after 1 year through 2 years	7,778,810	8,114,860
Due after 2 years through 3 years	3,672,335	3,551,515
Due after 3 years through 4 years	1,202,720	1,390,300
Due after 4 years through 5 years	810,940	1,028,350
Thereafter	1,376,950	959,265
Index amortizing notes	156,748	325,360
Total par value	$48,515,658	$43,602,100

During 2015 and 2014, the Bank did not repurchase any consolidated obligations. In 2013, the Bank repurchased $758.0 million of swapped callable bonds. These early extinguishments resulted in a net gain of $9.6 million.

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2015 and 2014.

	December 31,
(dollars in thousands)	2015	2014
Book value	$42,276,815	$37,058,118
Par value	42,318,509	37,065,745
Weighted average interest rate (1)	0.32%	0.10%
Note:
(1) Represents yield to maturity excluding concession fees.

Concessions on Consolidated Obligations. Unamortized concessions, included in other assets on the Statement of Condition, were $6.5 million at both December 31, 2015 and 2014. The amortization of such concessions is included in consolidated obligations interest expense on the Statement of Income and totaled $7.2 million, $4.3 million and $4.1 million for 2015, 2014, and 2013, respectively.

Notes to Financial Statements (continued)

Note 15 – Affordable Housing Program (AHP)

In support of the goal of providing funding for housing and economic development in its district’s communities, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need throughout the region. The AHP, mandated by the Act, is the largest and primary public policy program of the FHLBanks. The Act requires the Bank to contribute 10% of its current year net income (as defined by a Finance Agency advisory bulletin as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2015, 2014, or 2013. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2015, 2014, or 2013. The Bank had outstanding principal in AHP-related advances of $1.4 million and $2.3 million at December 31, 2015 and 2014, respectively.

The following table presents an analysis of the AHP payable for 2015, 2014, and 2013.

(in thousands)	2015	2014	2013
Balance, beginning of the year	$55,997	$36,353	$24,457
Assessments	28,519	28,437	16,578
Subsidy usage, net	(13,609)	(8,793)	(4,682)
Balance, end of the year	$70,907	$55,997	$36,353

Note 16 – Capital

The Bank is subject to the following three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock.

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

At December 31, 2015, the Bank was in compliance with all regulatory capital requirements.

Notes to Financial Statements (continued)

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. At December 31, 2015, the Bank had $0.3 billion and $3.2 billion in B1 membership stock and B2 activity stock, respectively. At December 31, 2014, the Bank had $0.3 billion and $2.7 billion in B1 membership stock and B2 activity stock, respectively.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$820,621	$4,426,971	$847,424	$3,879,108
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.5%
Total regulatory capital	3,853,451	4,426,971	3,427,083	3,879,108
Leverage ratio	5.0%	6.9%	5.0%	6.8%
Leverage capital	4,816,814	6,640,456	4,283,854	5,818,663

When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 10, 2015, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2015. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2015.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2015 and December 31, 2014.

(dollars in thousands)	December 31, 2015
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$881,552	24.9%
Santander Bank, N.A., Wilmington, DE	600,872	17.0
Chase Bank USA, N.A., Wilmington, DE	424,502	12.0
Ally Bank, Midvale, UT	391,287	11.0

(dollars in thousands)	December 31, 2014
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$876,305	28.8%
Santander Bank, N.A., Wilmington, DE	424,955	14.0
Chase Bank USA, N.A., Wilmington, DE	362,050	11.9
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at the shares’ par value of $100, as mandated by each FHLBank’s capital plan.

At December 31, 2015 and December 31, 2014, the Bank had $6.0 million and $586 thousand, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock which were recorded as interest expense were immaterial in 2015, 2014 and 2013.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2015, 2014, and 2013.

(in thousands)	2015	2014	2013
Balance, beginning of the period	$586	$40	$431,566
Capital stock subject to mandatory redemption reclassified from capital	36,629	8,422	698
Net redemption/repurchase of mandatorily redeemable stock	(31,162)	(7,876)	(432,224)
Balance, end of the period	$6,053	$586	$40

As of December 31, 2015, the total mandatorily redeemable capital stock reflected the balance for three institutions. Two institutions were merged out of district and are considered to be nonmembers. One other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2015 and December 31, 2014.

	December 31,
(in thousands)	2015	2014
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	546	—
Due after 4 years through 5 years	5,507	586
Total	$6,053	$586

The year of redemption in the table above is the end of the five-year redemption period for the mandatorily redeemable capital stock. Under the terms of the Bank’s Capital Plan, membership capital stock is redeemable five years from the date of membership termination or withdrawal notice from the member. If the membership is terminated due to a merger or consolidation, the membership capital stock is deemed to be excess stock and is repurchased. The activity capital stock (i.e., supporting advances, letters of credit and MPF) relating to termination, withdrawal, mergers or consolidation is recalculated based on the underlying activity. Any excess activity capital stock is repurchased on an ongoing basis as part of the Bank’s excess stock repurchase program that is in effect at the time. Therefore, the redemption period could be less than five years if the stock becomes excess stock. However, the redemption period could extend beyond five years if the underlying activity is still outstanding.

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At December 31, 2015, retained earnings were $881.2 million, including $718.7 million of unrestricted retained earnings and $162.5 million of RRE.

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

Notes to Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. Dividends paid in 2015, 2014, and 2013 were as follows in the table below. These dividends were based on stockholders' average balances for the previous quarter.

	Dividend - Annual Yield
	2015		2014	2013
	Membership	Activity
February	(1)	(1)	2.50%	0.32%
April	3.00%	5.00%	4.00%	0.29%
July	3.00%	5.00%	4.00%	1.00%
October	3.00%	5.00%	4.00%	1.50%
Note:
(1) The Bank did not differentiate dividends on activity and membership stock prior to April 2015. In February 2015, the Bank paid a quarterly dividend equal to an annual yield of 4.00%. In addition, the Bank paid a special dividend of 2.50%. This special dividend was based on average member capital stock for the full year of 2014.

In February 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for 2015, 2014 and 2013.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2012	$35,390	$18,999	$—	$286	$(970)	$53,705
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	(67,912)	32,802	—	—	—	(35,110)
Net change in fair value of OTTI securities	—	25,399	—	—	—	25,399
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	442	—	—	—	442
Reclassifications adjustment included in net income	41	—	—	—	—	41
Amortization on hedging activities	—	—	—	1	—	1
Pension and post-retirement	—	—	—	—	(138)	(138)
December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340

December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	64,941	13,896	—	—	—	78,837
Net change in fair value of OTTI securities	—	2,913	—	—	—	2,913
Amortization on hedging activities	—	—	—	(15)	—	(15)
Pension and post-retirement	—	—	—	—	(1,642)	(1,642)
December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433

December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses)	(23,712)	(21,510)	—	—	—	(45,222)
Non-credit component of OTTI losses	—	—	(1,665)	—	—	(1,665)
Non-credit OTTI losses transferred	—	(1,665)	1,665	—	—	—
Net change in fair value of OTTI securities	—	1,185	—	—	—	1,185
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	509	—	—	—	509
Amortization on hedging activities	—	—	—	(25)	—	(25)
Pension and post-retirement	—	—	—	—	1,468	1,468
December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683

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
The Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of the plan’s assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). During 2012, the calculation of the discount rate used to determine the funding target was changed by the Moving Ahead for Progress in the 21st Century Act (MAP-21). Certain provisions of MAP-21 were extended in 2014. MAP-21 resulted in a higher discount rate, which increased the Bank’s funded status significantly. As permitted by ERISA, the Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30 that the plan’s participants may choose to make.
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2014. The Bank’s contributions to the Defined Benefit Plan during 2015 were less than 5% of total plan contributions during the plan year ended June 30, 2014. The Bank’s contributions to the Defined Benefit Plan during 2014 were more than 5% of total plan contributions.

(dollars in thousands)	2015		2014		2013
Net pension cost charged to compensation and benefit expense for the year ended December 31	$4,687		$7,247		$8,876
Defined Benefit Plan funded status as of July 1	106.9%	(a)	111.4%	(b)	101.3%
Bank’s funded status as of July 1	126.7%		128.6%		107.8%
(a) The Defined Benefit Plan’s funded status as of July 1, 2015 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2015 through March 15, 2016. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2017).
(b) The funded status disclosed was preliminary as the Form 5500 had not been filed when disclosed. The Bank did not update this preliminary funded status for final results.

Included in the net pension costs above are discretionary contributions of $4.3 million, $6.9 million and $8.5 million in 2015, 2014, and 2013, respectively. However, these contributions may not be applied to the Bank’s funded status in the same plan year due to differences in year-ends.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $1.2 million, $1.0 million and $0.9 million for 2015, 2014 and 2013, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $6.5 million and $5.8 million at December 31, 2015 and 2014, respectively, and the Bank recognized operating expenses of $0.2 million, $0.6 million, and $1.1 million for 2015, 2014 and 2013, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a

Notes to Financial Statements (continued)

Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. See Note 4 - Trading Securities for additional information.

Post-retirement Health Benefit Plan.  The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009, also met specific eligibility requirements of age 65 years or age 60 years with a minimum of ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2015 and 2014 was $1.9 million and $2.0 million.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $5.2 million and $4.7 million at December 31, 2015 and 2014, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 - AFS Securities for additional information.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” and amounts recognized in AOCI. In addition, the Bank recognized $1.2 million, $953 thousand, and $960 thousand in “Compensation and benefits” expense related to these two plans at December 31, 2015, 2014 and 2013, respectively.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2015	2014	2015	2014	2015	2014
Benefit obligations	$6,673	$7,030	$1,876	$1,990	$8,549	$9,020
Unrealized actuarial gains (losses) in AOCI	$(1,799)	$(3,123)	$517	$373	$(1,282)	$(2,750)

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
The following table includes significant outstanding related party member balances.

	December 31,
(in thousands)	2015	2014
Investments	$176,345	$157,025
Advances	54,610,238	38,765,267
Letters of credit (1)	8,245,423	9,608,983
MPF loans	1,052,569	1,326,807
Deposits	24,636	13,678
Capital stock	2,366,721	1,714,432

Notes to Financial Statements (continued)

Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest income on investments and interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2015	2014	2013
Interest income on advances (1)	$200,743	$138,121	$131,092
Interest income on MPF loans	64,002	80,674	101,353
Letter of credit fees	10,796	8,481	1,609
Prepayment fees on advances	—	13,787	—
Notes:
(1) For 2015, 2014 and 2013, respectively, includes contractual interest income of $341.5 million, $319.5 million, and $348.2 million; net interest settlements on derivatives in fair value hedge relationships of $(139.8) million, $(177.8) million, and $(214.3) million; and total amortization of basis adjustments of $(0.9) million, $(3.6) million, and $(2.8) million.

The following table includes the MPF activity of the related party members.

(in thousands)	2015	2014	2013
Total MPF loan volume purchased	$8,756	$13,049	$14,558

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2015	2014	2013
Servicing fee expense	$1,147	$994	$916

	December 31,
(in thousands)	2015	2014
Interest-bearing deposits maintained with FHLBank of Chicago	$6,075	$6,782

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For 2015, 2014 and 2013, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During 2014, the Bank assumed the debt of FHLBank New York with a par value of $59.0 million and fair value of $65.6 million. During 2015 and 2013, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2015, 2014 and 2013.

Notes to Financial Statements (continued)

Note 19– Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2015 and 2014. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2015 and 2014 are presented in the table below.
Fair Value Summary Table

	December 31, 2015
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,376,964	$2,376,964	$—	$—	$—	$2,376,964
Interest-bearing deposits	6,075	—	6,075	—	—	6,075
Federal funds sold	3,980,000	—	3,979,884	—	—	3,979,884
Securities purchased under agreement to resell	1,000,000	—	999,984	—	—	999,984
Trading securities	394,737	5,442	389,295	—	—	394,737
AFS securities	8,099,894	1,998	7,265,988	831,908	—	8,099,894
HTM securities	2,663,304	—	2,171,206	512,865	—	2,684,071
Advances	74,504,776	—	74,434,577	—	—	74,434,577
Mortgage loans held for portfolio, net	3,086,855	—	3,219,846	—	—	3,219,846
BOB loans, net	11,276	—	—	11,276	—	11,276
Accrued interest receivable	107,345	—	107,345	—	—	107,345
Derivative assets	65,855	—	70,478	—	(4,623)	65,855
Liabilities:
Deposits	$685,937	$—	$685,951	$—	$—	$685,951
Discount notes	42,276,815	—	42,269,700	—	—	42,269,700
Bonds	48,605,982	—	48,660,776	—	—	48,660,776
Mandatorily redeemable capital stock (1)	6,053	6,130	—	—	—	6,130
Accrued interest payable (1)	92,765	—	92,688	—	—	92,688
Derivative liabilities	42,508	—	331,738	—	(289,230)	42,508

Notes to Financial Statements (continued)

	December 31, 2014
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,451,131	$2,451,131	$—	$—	$—	$2,451,131
Interest-bearing deposits	6,782	—	6,782	—	—	6,782
Federal funds sold	4,585,000	—	4,584,981	—	—	4,584,981
Trading securities	281,016	4,721	276,295	—	—	281,016
AFS securities	8,408,835	1,998	7,424,055	982,782	—	8,408,835
HTM securities	3,246,788	—	2,600,638	685,909	—	3,286,547
Advances	63,408,355	—	63,471,078	—	—	63,471,078
Mortgage loans held for portfolio, net	3,123,334	—	3,312,186	—	—	3,312,186
BOB loans, net	11,567	—	—	11,567	—	11,567
Accrued interest receivable	86,109	—	86,109	—	—	86,109
Derivative assets	36,217	—	111,772	—	(75,555)	36,217
Liabilities:
Deposits	$641,180	$—	$641,183	$—	$—	$641,183
Discount notes	37,058,118	—	37,059,347	—	—	37,059,347
Bonds	43,714,510	—	43,881,951	—	—	43,881,951
Mandatorily redeemable capital stock (1)	586	705	—	—	—	705
Accrued interest payable (1)	103,151	—	103,032	—	—	103,032
Derivative liabilities	58,964	—	467,685	—	(408,721)	58,964
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2015 and 2014.

Notes to Financial Statements (continued)

Summary of Valuation Methodologies and Primary Inputs

Cash and Due from Banks. The fair values equal the carrying values.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms. These instruments’ maturity term is overnight.

Federal Funds Sold. The fair value of Federal funds sold is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms. These instruments’ maturity term is overnight.

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2015. These instruments’ maturity term is overnight.

Investment Securities – non-MBS. The Bank uses the income approach to determine the estimated fair value of non-MBS investment securities. The significant inputs include a market-observable interest rate curve and a discount spread, if applicable. The market-observable interest rate curves used by the Bank and the related instrument types they measure are as follows:

•	Treasury curve: U.S. Treasury obligations

•	LIBOR Swap curve: certificates of deposit

•	CO curve: GSEs, state and local agency, and other U.S. obligations

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

The Bank also reviewed the final fair value estimates of its private label MBS holdings as of December 31, 2015 for reasonableness using an implied yield test. On certain securities, the Bank calculated an implied yield using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s OTTI process and compared such yield to the market yield to dealer sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

Notes to Financial Statements (continued)

As of December 31, 2015, four vendor prices were received for a majority of the Bank’s MBS holdings, and the final prices for nearly all of those securities were computed by averaging the four prices. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack significant market activity for private label MBS; therefore, as of December 31, 2015, the Bank classified private label MBS as Level 3.

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

The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by clearing agent and/or by counterparty pursuant to the provisions of each of the Bank’s netting agreements. If these netted amounts are positive, they are classified as an asset, and, if negative, as a liability.

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

Deposits. The Bank determines the fair value by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the cost of deposits with similar terms. Substantially all of these instruments’ maturity terms are overnight.

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit’s carrying value and represents its fair value. The fair value of the Bank’s commitments to extend credit for advances and letters of credit was immaterial at December 31, 2015 and 2014.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statements of Condition at December 31, 2015 and 2014. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
GSE and TVA obligations	$—	$389,295	$—	$—	$389,295
Mutual funds	5,442	—	—	—	5,442
Total trading securities	$5,442	$389,295	$—	$—	$394,737
AFS securities:
GSE and TVA obligations	$—	$3,469,205	$—	$—	$3,469,205
State or local agency obligations	—	134,120	—	—	134,120
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	268,536	—	—	268,536
GSE single family MBS	—	2,383,630	—	—	2,383,630
GSE multifamily MBS	—	1,010,497	—	—	1,010,497
Private label MBS:
Private label residential MBS	—	—	822,740	—	822,740
HELOCs	—	—	9,168	—	9,168
Total AFS securities	$1,998	$7,265,988	$831,908	$—	$8,099,894
Derivative assets:
Interest rate related	$—	$70,225	$—	$(4,623)	$65,602
Mortgage delivery commitments	—	253	—	—	253
Total derivative assets	$—	$70,478	$—	$(4,623)	$65,855
Total recurring assets at fair value	$7,440	$7,725,761	$831,908	$(4,623)	$8,560,486
Recurring Fair Value Measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$331,738	$—	$(289,230)	$42,508
Total recurring liabilities at fair value (2)	$—	$331,738	$—	$(289,230)	$42,508
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$32,294	$—	$32,294
Real estate owned (3)	—	—	8,175	—	8,175
Total non-recurring assets at fair value	$—	$—	$40,469	$—	$40,469

Notes to Financial Statements (continued)

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
GSE and TVA Obligations	$—	$276,295	$—	$—	$276,295
Mutual funds	4,721	—	—	—	4,721
Total trading securities	$4,721	$276,295	$—	$—	$281,016
AFS securities:
GSE and TVA securities	$—	$3,233,703	$—	$—	$3,233,703
State or local agency obligations	—	98,984	—	—	98,984
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	329,379	—	—	329,379
GSE single family MBS	—	2,882,162	—	—	2,882,162
GSE multifamily MBS	—	879,827	—	—	879,827
Private label MBS:
Private label residential MBS	—	—	971,083	—	971,083
HELOCs	—	—	11,699	—	11,699
Total AFS securities	$1,998	$7,424,055	$982,782	$—	$8,408,835
Derivative assets:
Interest rate related	$—	$111,338	$—	$(75,555)	$35,783
Mortgage delivery commitments	—	434	—	—	434
Total derivative assets	$—	$111,772	$—	$(75,555)	$36,217
Total recurring assets at fair value	$6,719	$7,812,122	$982,782	$(75,555)	$8,726,068
Recurring Fair Value Measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$467,685	$—	$(408,721)	$58,964
Total recurring liabilities at fair value (2)	$—	$467,685	$—	$(408,721)	$58,964
Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.
(3) These amounts were immaterial for the year ended December 31, 2014. The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

There were no transfers between Levels 1 or 2 during 2015 or 2014.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3)  for the years ended December 31, 2015, 2014 and 2013. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur and transfers are reported as of the beginning of the period. During 2015, the Bank transferred three private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. There were no Level 3 transfers during 2014 and 2013.

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2015	AFS Private Label MBS- HELOCs Year Ended December 31, 2015
Balance at January 1	$971,083	$11,699
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	18,479	1,382
Net OTTI losses, credit portion	(894)	—
Net unrealized (losses) on AFS in OCI	(46)	—
Reclassification of non-credit portion included in net income	509	—
Net change in fair value on OTTI AFS in OCI	1,185	—
Unrealized (losses) on OTTI AFS in OCI	(20,651)	(859)
Purchases, issuances, sales, and settlements:
Settlements	(157,211)	(3,054)
Transfer of OTTI securities from HTM to AFS	10,286	—
Balance at December 31	$822,740	$9,168
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2015	$17,585	$1,382

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2014	AFS Private Label MBS-HELOCs Year Ended December 31, 2014
Balance at January 1	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	12,864	1,415
Net unrealized (losses) on AFS in OCI	(127)	—
Net change in fair value on OTTI AFS in OCI	2,804	109
Unrealized gains on OTTI AFS in OCI	14,298	(402)
Purchases, issuances, sales, and settlements:
Settlements	(182,380)	(3,851)
Transfer of OTTI securities from HTM to AFS	—	—
Balance at December 31	$971,083	$11,699
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2014	$12,864	$1,415

Notes to Financial Statements (continued)

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2013	AFS Private Label MBS-HELOCs Year Ended December 31, 2013
Balance at January 1	$1,410,476	$14,758
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(538)	873
Net OTTI losses, credit portion	(345)	(97)
Net unrealized gains on AFS in OCI	204	—
Reclassification of non-credit portion included in net income	345	97
Net change in fair value on OTTI AFS in OCI	25,073	326
Unrealized gains on OTTI AFS in OCI	30,574	2,228
Purchases, issuances, sales, and settlements:
Settlements	(342,165)	(3,757)
Balance at December 31	$1,123,624	$14,428
Total amount of gains (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2013	$(883)	$776
Note 20 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2015			December 31, 2014
Notional amount	Expiration Date Within One Year	Expiration Date After One Year (3)	Total	Total
Standby letters of credit outstanding (1) (2)	$20,171,604	$—	$20,171,604	$19,942,125
Commitments to fund additional advances and BOB loans	405,634	75,000	480,634	21,124
Commitments to fund or purchase mortgage loans	9,950	—	9,950	18,308
Unsettled consolidated obligation bonds, at par (3)	261,000	—	261,000	95,530
Unsettled consolidated obligation discount notes, at par	—	—	—	500,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $136.4 million and $146.8 million at December 31, 2015 and 2014, respectively.
(2) $5.5 billion of these letters of credit have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of 5 years.
(3) Includes $115.0 million and $83.1 million of consolidated obligation bonds which were hedged with associated interest rate swaps at December 31, 2015 and 2014, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.7 million and $4.8 million as of 2015 and 2014, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

Notes to Financial Statements (continued)

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2015 and 2014. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.4 billion at both December 31, 2015 and 2014 respectively.

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

Lease Commitments. The Bank charged to operating expense net rental costs of approximately $2.1 million for each of the years 2015, 2014, and 2013. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank. The table below presents the future minimum rentals for operating leases as of December 31, 2015.

December 31, 2015
(in thousands)	Premises and Equipment
2016	$2,017
2017	1,975
2018	1,849
2019	1,829
2020	1,861
Thereafter	8,229
Total	$17,760

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

Notes 1, 8, 11, 14, 15, 16, and 18 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes ten Member Directors and seven Independent Directors. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. 1427 and 12 C.F.R. 1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Boards are not permitted to nominate or elect Member Directors. Specifically, institutions, which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held), are entitled to participate in the election process. With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors the Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2015, the Bank included a statement in its nomination announcement that hedging/derivatives and insurance company experience, and candidate diversity, should be considered by members when nominating candidates for Member Directorships. In 2014, 2013 and 2012, the Bank followed this same process and included statements that diversity should be considered by members when nominating candidates for Member Directorships.

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

In 2015, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity, and individuals with hedging/derivatives and insurance company experience. Prior to finalizing the Independent Director nominee slate, the Bank’s Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2015, the Bank’s Board selected incumbent directors Mr. Darr and Ms. Godwin as Independent director nominees, based on a determination that they met the required regulatory qualifications (financial management experience). Additionally, Mr. Darr met the identified need for hedging/derivatives experience and Ms. Godwin met the identified need for insurance company experience. Mr. Darr was re-elected to the Bank’s Board in 2015 (for a term beginning January 2016) and his biographical information is set forth below. Ms. Godwin was re-elected to the Board in 2015 (for a term beginning January 2016) and her biographical information is set forth below.

In 2014, the Bank’s Board selected Mr. Brooks as the public interest Independent Director nominee, based on a determination that he met the required regulatory qualifications for a public interest director described above. Mr. Brooks was elected to the Bank’s Board in 2014 (for a term beginning January 2015) and his biographical information is set forth below.

In 2013, the Bank’s Board selected Ms. Yochem as an Independent Director nominee based on the determination that she met the regulatory qualifications (e.g. project management) and the Bank’s identified need for information technology experience. Ms. Yochem was elected to the Bank’s Board in 2013 (for a term beginning January 2014) and her biographical information is set forth below.

In 2013, the Bank’s Board selected Mr. Cortés as the Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., public interest director) described above.

In 2012, the Bank’s Board selected Mr. Bond and Mr. Hudson as public interest Independent Director nominees, based on a determination that they met the required regulatory qualifications for a public interest director described above. Mr. Bond and Mr. Hudson were re-elected to the Board in 2012 (for terms beginning January 2013) and their biographical information is set forth below.

2015 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2015 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2015 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2015 designated by the Finance Agency. In 2015, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Member Directors re-elected were: William C. Marsh and Pamela C. Asbury. Additionally, Gerald P. Plush was elected as a new Delaware Member Director. The Independent Directors re-elected were Mr. Darr and Ms. Godwin. Information about the results of the 2015 Member and Independent Director elections, including the votes cast, was reported in Form 8-K filed on November 23, 2015, included as Exhibit 22.1 to this Form 10-K.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 29, 2016) regarding each of the Directors serving on the Bank’s Board, beginning on January 1, 2016. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Patrick A. Bond (Independent) *	66	2007	2016	(a)(b)(c)(d)(e)(f)(g)(h)
John K. Darr (Vice Chair) (Independent) *	71	2008	2019	(a)(b)(c)(d)(e)(f)(g)(h)
Pamela C. Asbury (Member) ****	51	2015	2019	(a)(d)(h)
Glenn R. Brooks (Independent)	52	2015	2018	(a)(e)(h)
Rev. Luis A. Cortés, Jr. (Independent) **	58	2007	2017	(d)(c)(h)
Pamela H. Godwin (Independent)	66	2013	2019	(c)(f)(g)(h)
Brian A. Hudson (Independent)	61	2007	2016	(a)(f)(g)(h)
William C. Marsh (Member)	49	2012	2019	(b)(d)(h)
Charlotte B. McLaughlin (Member)	62	2011	2018	(b)(f)(g)(h)
Lynda A. Messick (Member) ***	63	2011	2018	(c)(e)(h)
John S. Milinovich (Member)	63	2009	2016	(c)(f)(g)(h)
Charles J. Nugent (Member)	67	2010	2017	(b)(e)(g)(h)
Gerald P. Plush (Member)	57	2016	2019	(b)(f)(h)
Bradford E. Ritchie (Member)	48	2011	2018	(a)(d)(h)
Frederick E. Schea (Member)	67	2013	2016	(b)(e)(h)
Patrick J. Ward (Member)	60	2007	2017	(c)(d)(g)(h)
Angela J. Yochem (Independent)	44	2014	2017	(a)(e)(h)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources Committee
(g) Member of Executive Committee
(h) Member of Enterprise Risk Management Committee

* Serves on the Executive Committee and Enterprise Risk Management Committee and as a nonvoting ex-officio member of other committees.
** Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
*** Ms. Messick was elected by the Board in 2011 to fill a seat vacated by Mr. Gibson for a term that ended December 31, 2011. She was again elected in June 2012 to fill a seat vacated by Mr. Mason for a term that ended December 31, 2014.
**** Ms. Asbury was elected in 2015 by the Board to fill a seat vacated by Mr. Prizzia for a term ending December 31, 2015, as reported on Form 8-K filed by the Bank on January 29, 2015.

Patrick A. Bond (Chair). Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a former President of the West Virginia Symphony Orchestra, former Chairman of the Board of Charleston Area Alliance, Chairman of the Board of Directors of Mid-Atlantic Holdings, and a former member of the Bank’s Affordable Housing Advisory Council.

John K. Darr (Vice Chair). John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks’ Office of Finance at the end of 2007 where he served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System’s Combined Financial Statement and was intimately involved in the FHLBank System’s SEC Registration process. Mr. Darr has a total of 45 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. In addition to his service on the Board of FHLBank Pittsburgh, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves as a Director of two non-profit entities, including Meals on Wheels, Lewes/Rehoboth and the West Rehoboth Land Trust.

Pamela C. Asbury. Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 29 years of experience in the insurance industry. She is an active member of insurance industry committees including the American Council of Life Insurers and has served as past chair of the LOMA Group Pension and Investment Products Committee and as a member of the Stable Value Investment Association. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business and is a certified Six Sigma Black Belt under the GE Capital Project Management Program.

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

Luis A. Cortés, Jr. Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 340 employees and manages a $39 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital as well as on the Board of the Kimmel Center in Philadelphia. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two of which are focused on financial literacy.

Pamela H. Godwin. Pamela Godwin joined the Board of Directors of the Bank in January 2013. Pamela Godwin is President of Change Partners, Inc. an executive coaching and change management consulting firm. Previously, she was President and Chief Operating Officer of GMAC Insurance Personal Lines-Agency Division. Ms. Godwin is a director of Unum Group (NYSE) where she is Chair of the Governance Committee and a member of the Risk and Finance Committee. She is a 2011 NACD Board Leadership Fellow and serves on the board of the Philadelphia Chapter of NACD. Ms. Godwin is currently a member of the Board of Pathways PA. She is a member of Women Corporate Directors, the Committee of 200 and Philadelphia’s Forum of Executive Women, of which she is past President. A Phi Beta Kappa graduate of Pennsylvania State University, Ms. Godwin also holds the Chartered Property and Casualty Underwriter designation (CPCU).

Brian A. Hudson. Brian Hudson joined the Board of Directors of the Bank in May 2007. Mr. Hudson is currently the Executive Director and Chief Executive Officer of Pennsylvania Housing Finance Agency (PHFA) in Harrisburg, Pennsylvania. He has a BA from Pennsylvania State University. He is a CPA and a Certified Treasury Professional (CTP). He is a member and past President of the Board of National Council of State Housing Agencies, Chair of Commonwealth Cornerstone Group, Board member of National Housing Trust, and former member of the Federal Reserve Consumer Advisory Council.

William C. Marsh. William Marsh joined the Board of Directors of the Bank in January 2012. Since January 2009 he has been Chairman of the Board, President and Chief Executive Officer of Emclaire Financial Corp. and The Farmers National Bank of Emlenton. Prior to that he served as Executive Vice President and Chief Financial Officer of these entities since June 2006. Mr. Marsh has served as the chief financial officer and executive of a number of publicly-traded bank holding companies since 1994. Prior to that he served as an audit manager with the international accounting firm, KPMG. Mr. Marsh is a CPA.

Charlotte B. McLaughlin. Charlotte McLaughlin joined the Board of Directors of the Bank in January 2010. Ms. McLaughlin is Executive Vice President of PNC Bank, N.A. and President and Chief Executive Officer of PNC Capital Markets, LLC. Ms. McLaughlin is responsible for all aspects of PNC’s capital markets business, including product strategy, sales, risk management, and financial accountability. Ms. McLaughlin is also responsible for the Financial Institutions group. Ms. McLaughlin has over 35 years of banking and securities industry experience. She joined PNC’s Corporate Banking business in July 1996 as senior vice president and managing director, responsible for the Derivatives Trading and Foreign Exchange groups. In August 2001, she assumed responsibility for the fixed income sales and trading area. She was named to her current position in July 2002. Prior to joining PNC, Ms. McLaughlin served as manager of Global Rate Risk Management Products for Mellon Bank. She is a director of the ABA Securities Association, Inc. in Washington, D.C., director and executive committee member for the National Futures Association, and is a member of the external advisory board for Penn

State Schreyer Honors College. Ms. McLaughlin received her BS degree from Pennsylvania State University in 1975 and received a master's degree in finance from the University of Pittsburgh in 1981.

Lynda A. Messick. Lynda Messick joined the Board of Directors of the Bank in 2012 to serve the remainder of the term of a Delaware Director whose bank was acquired. She is a Director of County Bank and was formerly the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank, a community bank she helped found in 1979. Ms. Messick is Chair of the Nanticoke Health Services board, a nonprofit health care provider in Sussex County Delaware. She also served on the Sussex County Pension committee and is a former board member of the American Red Cross of the Delmarva Peninsula, the United Way of Delaware, Junior Achievement of Delaware, the Rehoboth Beach Film Society, and the friends of the Lewes Canalfront Park. She is also treasurer of Micronics Inc. Board of Directors, a privately held water technology company. She is a former member of the Delaware Bankers' Association Board and the Independent Community Bankers Association of America (ICBAA) board. Ms. Messick also serves as a director of Atlantic Community Bankers Bank.

John S. Milinovich. John Milinovich joined the Board of Directors of the Bank in January 2009. Mr. Milinovich is Executive Vice President, Treasurer, and CFO of Washington Financial Bank. Mr. Milinovich's 41-year career combines strong financial expertise with 16 years of banking experience gained through executive level finance, operations, and strategic planning functions and 25 years of public accounting experience, including audit, tax, and management consulting services. At Washington Financial Bank, Mr. Milinovich provides a leadership role for the Senior Management Group, manages the financial reporting process and investment portfolios for the bank and its subsidiaries, heads up the annual budget process and oversees the Asset/Liability Management, Cash Management, Treasury and Liquidity processes. Mr. Milinovich has broad public accounting experience which spans from an international accounting firm (Ernst & Ernst - now Ernst & Young) to a number of medium-sized local CPA firms, including his own firm for over ten years. He also has experience serving as an independent Bank Director for a community bank. Mr. Milinovich holds a BS degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America's Community Bankers - National School of Banking program at Fairfield University, where he received the prestigious Chairman's Award for leadership ability and academic excellence. Over the past few years, Mr. Milinovich has served as the past Chairman of the Washington County Chamber of Commerce, on the Steering Committee of the Southwestern PA Growth Alliance, the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League - Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee. In 2014, Mr. Milinovich received the NACD Board Leadership Fellow designation.

Charles J. Nugent. Charles Nugent joined the Board of Directors of the Bank in January 2010. Mr. Nugent is Vice President of Fulton Bank, N.A. Through December 2013, he also served as Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation. Prior to joining Fulton in 1992, he served for eight years as the Chief Financial Officer of First Peoples Financial Corporation in New Jersey. Earlier in his career, he worked for Philadelphia National Corporation and Price Waterhouse. He has been active in a variety of community activities, having served on the Boards of Directors of St. Joseph’s Hospital of Lancaster, the United Way of Lancaster County, the Susquehanna Association for the Blind and Vision Impaired, the Lancaster Symphony Orchestra, the Hamilton Club of Lancaster and the YMCA of Lampeter Strasburg. Mr. Nugent earned a BS degree in Business Administration from LaSalle University. He is a CPA.

Gerald P. Plush. Gerald Plush joined the Board of Directors of the Bank in January 2016. Mr. Plush joined Santander in April of 2014 as Chief Financial Officer of Santander Holdings US (SHUSA), and is a Senior Executive Vice President of Santander Bank, NA. He currently serves as a member of the SHUSA Executive Management Committee and as a director for Santander Consumer USA. Prior to joining Santander, Mr. Plush served as President and Chief Operating Officer of Webster Bank, where he previously served as CFO and Chief Risk Officer and was a member of the board of directors. Prior to Webster Bank, he worked at MBNA America, most recently as Senior Executive Vice President and Managing Director for corporate development and acquisitions, where he also previously served in a number of senior roles, including as CFO - North America.

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

Frederick E. Schea. Frederick Schea joined the Board of Directors of the Bank in January 2013. Mr. Schea serves on the Board of Penn Community Bank. He retired as the President and Chief Executive Officer of First Savings Bank of Perkasie, Perkasie, Pennsylvania in 2015. Mr. Schea joined First Savings Bank in December 2005. He previously served as the Chief Financial Officer of several financial institutions. Mr. Schea earned a Bachelor’s degree in Finance and an MBA from Lehigh University. He is a licensed CPA and Certified Management Accountant who served as global Chair of the Institute of Management Accountants. Mr. Schea serves on the Board of Directors of Pearl S. Buck International, Bucks County Community College Foundation (Chair), Doylestown Hospital, and the Lutheran Community at Telford (Chair). He is the past Council President of the Washington Crossing Council, Boy Scouts of America, and Trustee for Chalfont Chemical Fire Engine Company No. 1. He is also an Advisory Board member for Bucks County Habitat for Humanity, Board Member and Treasurer of the James A. Michener Art Museum, and Trustee for the Central Bucks Family YMCA.

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

Angela J. Yochem. Angela Yochem joined the Board of Directors of the Bank in January 2014. She is the Global Chief Information Officer of BDP International, a privately-held global transportation and logistics management firm, where she is responsible for the company’s technology estate and digital products. From 2011 through 2013, Ms. Yochem was the global Chief Technology Officer at AstraZeneca, a major pharmaceutical company, where she was responsible for the company’s technology strategy and engineering. She joined AstraZeneca from Dell, where she held several executive roles, ultimately responsible for all technology supporting the company’s services business. Prior to 2008, Ms. Yochem held executive roles at Bank of America and SunTrust, and senior roles at UPS and IBM. Ms. Yochem is a published author and U.S. Patent holder, and serves on the industry advisory boards of the University of Tennessee Electrical Engineering and Computer Science department.

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board of Directors. The Audit Committee is responsible for the appointment, compensation, and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Committee. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

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

As of February 29, 2016, the Audit Committee was composed of Messrs. Hudson (Chair), Ritchie, (Vice Chair), Brooks, Ms. Yochem and Ms. Asbury. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson and Ritchie are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson, Ritchie and Ms. Asbury, are not independent; Mr. Brooks and Ms. Yochem are independent under that definition. Messrs. Hudson, Ritchie, Brooks, Ms. Asbury and Ms. Yochem are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 29, 2016) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	61	President and Chief Executive Officer
Kristina K. Williams	51	Chief Operating Officer
John P. Cassidy	52	Chief Information Officer
David G. Paulson	51	Chief Financial Officer
Michael A. Rizzo	54	Chief Risk Officer
Dana A. Yealy	56	General Counsel and Corporate Secretary
Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer effective January 1, 2011. Previously, he was Chief Operating Officer, a position that he assumed in November 2009. Prior to joining the Bank, Mr. Watson worked at J.P. Morgan for 24 years in a variety of capital markets and financial institution roles most recently as Managing Director in its Asia Pacific investment banking business. Earlier, Mr. Watson led the building of the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises. Mr. Watson serves as a director of the Office of Finance of the Federal Home Loan Banks and the Pentegra Defined Benefit Plan. He is involved in the community as a board member of the Pittsburgh Ballet Theater, the Neighborhood Academy, Economics Pennsylvania and the Pennsylvania Economy League of Greater Pittsburgh. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.
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
John P. Cassidy joined the Bank in 1999. In January 2012, Mr. Cassidy was promoted to Chief Information Officer. He previously served as the Director of Information Technology since 2005. As the Director of Information Technology, Mr. Cassidy was responsible for the implementation and support of systems and technologies that support the Bank's business processes. Prior to joining the Bank, Mr. Cassidy held various IT leadership positions at DuPont, GMAC Mortgage, and Electronic Data Systems (EDS). In addition to a BS degree in Computer Science, Mr. Cassidy has an MBA with a focus on Information Technology from the Katz Graduate School of Business at the University of Pittsburgh.
David G. Paulson, Chief Financial Officer, joined the Bank in March 2010 as Director, Mortgage Finance and Balance Sheet Management. Mr. Paulson became the Managing Director of Capital Markets in 2012 and Chief Financial Officer in 2013. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities. Most recently, he served as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a BS in Finance and an MBA, both from Duquesne University.

Michael A. Rizzo joined the Bank in March 2010 and is the Bank’s Chief Risk Officer. Mr. Rizzo served as the Chief Risk Officer of Residential Finance Group, the U.S. residential mortgage lending unit of GMAC ResCap. In addition, Mr. Rizzo served as Chief Credit Officer for Ally (GMAC) Bank mortgage operations. Previous experience includes approximately 15 years in risk and portfolio management roles with Provident Bank in Cincinnati, FleetBoston Financial Corporation and BankBoston. During his seven years with the Office of the Comptroller of the Currency (OCC), Mr. Rizzo was a commissioned national bank examiner and a CPA. He holds a BS degree in Accounting from Bucknell University.

Dana Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary, and human resources functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations. Mr. Yealy is a Board member of the Pittsburgh Civic Light Opera.

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

2015 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2015, the Bank's CEO and other Executives were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks; and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets. The peer group data was collected and analyzed by the Bank’s compensation consultant, McLagan, an Aon Hewitt company. For certain positions, when considering data from the larger peer group companies, and with input from McLagan, applicable job specific benchmarks for the Bank’s CEO and other Executives were identified, as they were determined to be market comparable and represented realistic employment opportunities. Typically, the identified positions at the larger peer group institutions were at a lower level than the comparative Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies). The Bank targets the median total compensation for the benchmarked positions. See the table below setting forth the peer companies used in benchmarking both base salary and incentive compensation. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits for the CEO and other Executives together provide a competitive compensation package.

For 2015, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertained to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The only portion of the compensation package in which the risk element exists and should be considered is the incentive compensation awards because such incentive compensation could, among other things, encourage short term performance at the expense of long term performance. The Bank’s incentive compensation plans for its CEO and other Executives address this risk by requiring deferred payment of a portion of earned incentive compensation and condition such deferred payments upon future Bank performance. Details regarding the 2015 incentive compensation goals are discussed below.

As discussed above, for 2015, for the CEO and other Executives, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review. This review included the following three peer groups.

1.	The commercial bank peer group (using a “Divisional Head” benchmark) included the following firms:

ABN AMRO Securities (USA) LLC	Credit Agricole CIB	Natixis
AIB Capital Markets	Credit Industriel et Commercial	Nord/LB
Ally Financial Inc.	Dexia	OCBC Bank
Australia & New Zealand Banking Group	DnB Bank	PNC Bank
Banco Bilbao Vizcaya Argentaria	DVB Bank	Popular Community Bank
Banco Santander	DZ Bank	Rabobank Nederland
Banco Hapoalim	East West Bancorp	RBS/Citizens Bank
Bank of America	Espirito Santo Investment	Regions Financial Corporation
Bank of China	Fannie Mae	Royal Bank of Canada
Bank of Ireland Corporate Banking	Fifth Third Bank	Sallie Mae
Bank of the West	First Niagara	Societe Generale
Bank of Tokyo- Mitsubishi UFJ	First Tennessee Bank/First Horizon	Sovereign Bank
Bayerische Landesbank	Freddie Mac	Standard Bank
BBVA Compass	Frost National Bank	Standard Chartered Bank
BMO Financial Group	GE Capital	SunTrust Banks
BNP Paribas	Huntington Bancshares, Inc.	SVB Financial Group
BOK Financial Corporation	HSBC	Synovus
Branch Banking & Trust Co.	ING	TD Securities
Capital One	JP Morgan Chase	The Bank of Nova Scotia
China Construction Bank	KBC Bank	The CIT Group
China International Capital Corporate	KeyCorp	The NorinchukinBank, New York Branch
China Merchants Bank	Landesbank Baden-Wuerttenberg	U.S. Bancorp
CIBC World Markets	Lloyds Banking Group	UniCredit
Citigroup	M&T Bank Corporation	Union Bank, N.A.
City National Bank	Macquarie Bank	Webster Bank
Comerica	Mitsubishi UFJ Trust & Banking Corporation (USA)	Wells Fargo Bank
Commerzbank	Mizuho Corporate Bank, Ltd.	Westpac Banking Corporation
Commonwealth Bank of Australia	National Australia Bank	Zions Bancorporation

2.	The Federal Home Loan Bank peer group included all of the other Federal Home Loan Banks.

3.	The CEO and other Executives’ benchmarks from publicly traded banks/financial institutions with $5 billion to $20 billion in assets included the following firms:

Astoria Financial Corp.	First Interstate BancSystem	PrivateBancorp Inc.
BancFirst Corp.	First Midwest Bancorp Inc.	Prosperity Bancshares Inc.
BancorpSouth Inc.	FirstMerit Corp.	Provident Financial Services
Bank of Hawaii Corp.	Flagstar Bancorp Inc.	SCBT Financial Corp
BankUnited Inc.	Fulton Financial Corp.	Signature Bank
BBCN Bancorp Inc.	Glacier Bancorp Inc.	Sterling Financial Corp
Beneficial Mutual Bncp (MHC)	Hancock Holding Co.	Susquehanna Bancshares Inc.
Berkshire Hills Bancorp. Inc.	Hilltop Holdings Inc.	Taylor Capital Group
Boston Private Financial	IBERIABANK Corp.	TCF Financial Corp.
Brookline Bancorp Inc.	Independent Bank Corp.	Texas Capital Bancshares Inc.
Capital Bank Finl Corp	International Bancshares Corp.	Trustmark Corp.
CapitalSource Inc.	Investors Bancorp Inc. (MHC)	UMB Financial Corp.
Cathay General Bancorp	MB Financial Inc.	Umpqua Holdings Corp.
Chemical Financial Corp.	National Bank Holdings Corp.	United Bankshares Inc.
Citizens Republic Bancorp Inc.	National Penn Bancshares Inc.	United Community Banks Inc.
Community Bank System Inc.	NBT Bancorp Inc.	Valley National Bancorp
CVB Financial Corp.	Northwest Bancshares, Inc.	Washington Federal Inc.
Doral Financial Corp.	Old National Bancorp	Webster Financial Corp.
EverBank Financial	Oriental Financial Group Inc.	WesBanco Inc.
F.N.B. Corp.	PacWest Bancorp	Westamerica Bancorp.
First BanCorp.	Park National Corp.	Western Alliance Bancorp
First Commonwealth Financial	Pinnacle Financial Partners	Wintrust Financial Corp.
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

Role of the Federal Housing Finance Agency

The FHLBank’s regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Director of the Finance Agency may also restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments in the event that an FHLBank is subject to a triggering event (for example, insolvency, subject to appointment of a conservator or receiver). Under the Finance Agency Executive Compensation Regulation, additional advance notice and approval requirements are imposed in regard to an FHLBank entering into or adopting: (1) employment agreements; (2) severance policy/agreements; (3) incentive compensation award payouts; (4) material modifications to nonqualified plans; and (5) any ad hoc termination payments. The Finance Agency has implemented this authority by requiring the FHLBanks to submit to the Agency for non-objection salary, incentive compensation and benefits changes which affect an FHLBank’s NEOs.

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

Determining the CEO's Cash Compensation

For 2015, the HR Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. Based on this analysis, Mr. Watson’s 2015 base salary was $725,003.

Determining Other Executives' Cash Compensation

In 2015, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the HR Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives.

Effective January 1, 2015, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2015 Executive Officer Incentive Compensation Plan (2015 Plan):
The 2015 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2015 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	50%	75%	100%
CFO, COO	35%	55%	75%
Other NEOs	25%	45%	65%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2015 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2015 current awards and deferred incentive award installments would be paid under the 2015 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2015 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2015 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.12.2 to the 2014 Form 10-K for the full terms of the 2015 Plan.

2016 Executive Officer Incentive Compensation Plan (2016 Plan):
For 2016, the Board has adopted the 2016 Plan which has received Finance Agency non-objection. The 2016 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2016 Plan terms are the same as the 2015 Plan terms except for the award opportunity levels as shown in the table below. The change in levels as a percentage of base salary was approved by the Board and was based on the results of a McLagan benchmarking analysis. The peer group used in this 2016 benchmarking analysis was publicly traded banks/financial institutions with $10 billion to $20 billion in assets. This change in peer group is a more appropriate benchmark as it compares the Bank to other institutions with similar regulatory compliance obligations. The 2016 Plan establishes the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	50%	75%	100%
COO	55%	70%	85%
CFO	50%	65%	80%
Other NEOs	40%	55%	70%

This benchmarking analysis was also used for setting the 2016 base salary levels for the CEO and other Executives. For 2016, merit increases were also approved for the CEO and other Executives by the Board, and the Bank received non-objection from the Finance Agency on the resulting base salaries. For more information, refer to the Bank’s Form 8-K filed on December 22, 2015.

Following December 31, 2016, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2016 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2016 current awards and deferred incentive award installments would be paid under the 2016 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2017
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2018
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2019
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2020
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2016 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2016” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2016 Plan are the same as set forth in the 2015 Plan described above. See Exhibit 10.12.2 to this Form 10-K for the full terms of the 2016 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2015.

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

The Bank may also provide a tax gross-up for some of the perquisites offered, including relocation benefits. Additionally, for the CEO and other Executives, the Bank provides parking. Perquisites for the CEO and other Executives are detailed on the Summary Compensation Table and accompanying narrative, where an individual’s aggregate perquisites exceeded $10,000.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker's compensation insurance, and life and accident insurance. The CEO and other Executives participate in these benefits on the same basis as all other full-time employees. In addition, the CEO and other Executives are eligible for individual disability income insurance if the individual’s salary exceeds the monthly long term disability limit.

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

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $265 thousand for 2015.

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

Following Finance Agency non-objection received in May 2015, effective as of January 1, 2015 the portion of the incentive compensation award percentages that are included in determining the CEO's and other Executives' SERP benefit is limited to the current incentive award portion of any incentive award under the Bank’s executive incentive compensation plan.

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.5.1 to the Bank’s 2013 Form 10-K and 10.5.2 to the Bank’s First Quarter 2015 Form 10-Q, respectively.

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

Years of service:	Bank match:
Minimum 2, up to 3 years	100% match up to 3% of employee's base salary
Minimum 3, up to 5 years	150% match up to 3% of employee's base salary
More than 5 years	200% match up to 3% of employee's base salary

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

The CEO and other Executives may defer up to 80% of their total cash compensation, less their contributions to the qualified Thrift Plan. Following Finance Agency non-objection received in May 2015, effective as of January 1, 2015, the deferred portion of an incentive award as defined under the executive officer incentive compensation plan is eligible for deferral under the Supplemental Thrift Plan.

For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:

•	200% match on up to 3% of the CEO's or other Executives' base salary and current incentive compensation irrespective of their years of service; less

•	The Bank's matching contribution to the qualified Thrift Plan.

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

The current incentive award portion of any incentive compensation award for the CEO and other Executives is eligible for a Bank matching contribution under the Supplemental Thrift Plan; the deferred incentive award installments are not eligible for a Bank matching contribution. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Rabbi Trust Arrangements

The Bank has established Rabbi trusts to partially help secure benefits under both the SERP and Supplemental Thrift Plan. See the Pension Benefits Table and Nonqualified Deferred Compensation Table and narratives below for more information.

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

The Bank's severance policy is designed to help bridge this gap in employment. The policy provides the following for other Executives:

•	Four weeks' base salary continuation per year of service, with a minimum of 26 weeks and a maximum of 52 weeks;

•	Effective January 1, 2015 taxable compensation in the amount equivalent to the amount the Bank pays for medical coverage for its active employees for the length of the salary continuation; and

•	Individualized outplacement service for a maximum of 12 months.

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

Benefits under the CIC agreement for the CEO and other Executives are as follows:

•	Two years base salary;

•	Two times the incentive compensation award payout eligibility at target in the year of separation from service;

•	Effective January 1, 2015 taxable compensation equivalent to the Bank’s monthly contribution to its active employees’ medical plan coverage for the benefits continuation period of 18 months; and

•	Individualized outplacement service for a maximum of 12 months.

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

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2015 and there are no current Interlocks. With respect to Directors Godwin, McLaughlin, Hudson, Milinovich and Plush, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K and for information regarding transactions with PNC Bank, N.A., Santander Bank, N.A., and Pennsylvania Housing Finance Agency respectively, which were approved under the Bank's Related Person Transaction Policy.

The HR Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the HR Committee has recommended to the Board that the CD&A be included in the Bank’s 2015 Form 10-K.

The Human Resources Committee of the Board of Directors

Ms. Pamela H. Godwin            Chair
Ms. Charlotte B. McLaughlin        Vice-Chair
Mr. Brian A. Hudson
Mr. John S. Milinovich
Mr. Gerald P. Plush

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2015	$725,003	$-	$738,723	$249,000	$73,137	$1,785,863
	2014	694,980	-	578,406	335,000	62,394	1,670,780
	2013	675,000	-	618,041	114,000	60,445	1,467,486
Kristina K. Williams (2) Chief Operating Officer	2015	$466,458	$-	$343,849	$110,000	$39,834	$960,141
	2014	448,518	-	260,658	476,000	39,227	1,224,403
	2013	431,267	-	276,108	76,000	37,302	820,677
David G. Paulson (3) Chief Financial Officer	2015	$327,450	$-	$194,148	$46,000	$24,781	$592,379
	2014	292,956	-	125,260	83,000	23,679	524,895
	2013	270,006	-	126,278	19,000	20,587	435,871
Michael A. Rizzo (4) Chief Risk Officer	2015	$322,644	$-	$206,414	$52,000	$24,525	$605,583
	2014	313,246	-	155,800	114,000	25,732	608,778
	2013	307,104	-	165,504	26,000	25,162	523,770
Dana A. Yealy (5) (6) General Counsel	2015	$306,120	$-	$193,520	$141,000	$23,168	$663,808
	2014	291,542	-	144,426	802,000	23,827	1,261,795
	2013	280,329	-	154,281	-	22,970	457,580
Notes:

(1)
For 2015, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2015 performance against goals as set forth below as well as deferred incentive earned in 2015 under the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $62,655, the remainder is in insurance premium contributions, parking, spouse travel and mileage. For 2014, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $61,949 and the remainder is insurance premium contributions. For 2013, Mr. Watson's non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $60,000 and the remainder is insurance premium contributions.

(2)
For 2015, Ms. William’s non-equity incentive plan compensation was the incentive plan described above and was based on 2015 performance against goals as set forth below as well as deferred incentive earned in 2015 under the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $36,678 and the remainder is insurance premium contributions. For 2014, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $36,614 and the remainder is insurance premium contributions. For 2013, Ms. Williams’ non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $35,207 and the remainder is insurance premium contributions.

(3)
For 2015, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on 2015 performance against goals as set forth below as well as the deferred incentive earned in 2012 under the Key Employee Plan and in 2013 and 2014 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,754 and the remainder is insurance premium contributions. In 2014, Mr. Paulson became the Bank’s principal financial officer as of September 1 with the CAO reporting to him. At that time, Mr. Paulson also received a base pay increase that was subject to non-objection by the Finance Agency. For 2014, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as the deferred incentive earned in 2012 under the Key Employee Plan and in 2013 under the Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,652 and the remainder is insurance premium contributions. In 2013, Mr. Paulson’s non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2014 Form 10-K as well as the deferred incentive earned in 2012 under the Key Employee Plan. All other compensation included employer contributions to defined contribution plans of $20,560 and the remainder is insurance premium contributions.

(4)
For 2015, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on 2015 performance against goals as set forth below as well as the deferred incentive earned in 2015 under the 2012, 2013, and 2014 Executive

Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $24,498 and the remainder is insurance premium contributions. For 2014, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as the deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $25,705 and the remainder is insurance premium contributions. For 2013, Mr. Rizzo's non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $25,135 and the remainder is insurance premium contributions.

(5)
For 2015, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on 2015 performance against goals as set forth below as well as the deferred incentive earned in 2015 under the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,141 and the remainder is insurance premium contributions. For 2014, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as the deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,800 and the remainder is insurance premium contributions. For 2013, Mr. Yealy's non-equity incentive plan compensation was the incentive and transition plans described in the Bank’s 2013 Form 10-K as well as the deferred incentive earned in the 2012 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $22,943 and the remainder is insurance premium contributions.

(6)
Mr. Yealy is a long-service employee, so the impact to the present value of his pension benefits due to a change in interest rates is more significant. The rise in interest rates in 2013 caused his 2013 Change in Pension Value to be a negative $96,000. The decrease in interest rate resulted in the significant positive movement in 2014. For 2013, the negative amount is not taken into account in determining his total compensation.

Non-Equity Incentive Plan Compensation

Under the 2015 Plan, the actual annual award opportunity for January 1, 2015 through December 31, 2015, and payouts are based on a percentage of the executive's base salary as of December 31, 2015. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows. However, goals A, C, and D have different weightings for the CRO, as noted below:

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

•	Develop, Reward, and Engage Employees:

E.	Realize higher organizational performance through employee engagement, diversity and inclusion, and strategic workforce solutions (10% weighting).

Adjusted earnings and other terms referenced above are as defined in the 2015 Plan. See Exhibit 10.12.2 to the Bank’s 2014 Form 10-K.

			To Achieve:					Payout %
Goal	Other NEO Weighting	CRO Weighting	Threshold Payout	Target Payout	Maximum Payout	2015 Results	Achievement Level	CEO	COO/ CFO	Other NEOs	CRO
A	30%	20%	485	510	535	563	Maximum	30%	22.5%	19.5%	13%
B	15%	15%	110	120	135	146	Maximum	15%	11.25%	9.75%	9.75%
C	35%	30%	425bp	503bp	555bp	562bp	Maximum	35%	26.25%	22.75%	19.5%
D (1)	10%	25%	Interpolation of results based on completion of identified goals			Maximum	Maximum	10%	7.5%	6.5%	16.25%
E (1)	10%	10%	Interpolation of results based on completion of identified goals			Maximum	Maximum	10%	7.5%	6.5%	6.5%
Total Payout								100%	75%	65%	65%
Notes:
(1) Refer to incentive goal scorecard attached to the 2015 Plan document for details on qualitative goals.

Named Executive Officer	Salary on which incentive is based (1)	Incentive payout %	Incentive payout potential $(2)	2015 actual incentive payout (A)	2014 deferred incentive $ (B) (5)	2013 deferred incentive $ (C) (6)	2012 deferred incentive $ (D) (7)	Total incentive payout (3)
Winthrop Watson	$725,003	100%	$725,003	$362,502	$117,054	$123,750	$135,417	$738,723
Kristina K. Williams	$466,458	75%	$349,844	$174,922	$53,107	$55,346	$60,474	$343,849
David G. Paulson (4)	$327,450	75%	$245,587	$122,794	$31,208	$29,700	$10,446	$194,148
Michael A. Rizzo	$322,644	65%	$209,718	$104,859	$31,405	$32,880	$37,270	$206,414
Dana A. Yealy	$306,120	65%	$198,978	$99,489	$29,175	$30,836	$34,020	$193,520
Notes:
(1) Base salary in effect on December 31, 2015 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout in 2015 (see column A) and the remaining amount will be deferred and contingently payable in 2017, 2018 and 2019.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D).
(4) Mr. Paulson’s 2012 deferred incentive was earned in 2012 under the Key Employee Incentive Compensation Plan.
(5) Based on the provisions of the 2014 Executive Officer Incentive Compensation Plan the deferral amount from the 2014 plan year includes a 10% increase since the deferral criteria were met at the maximum level payout.
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

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2015 distributable under the 2012, 2013, 2014 and 2015 plans.

Name and Principal Position	Amount Distributable in 2016	Amount Distributable in 2017	Amount Distributable in 2018	Amount Distributable in 2019	Total(1)(2)
Winthrop Watson President and CEO	$376,221	$391,847	$268,097	$151,043	$1,187,208
Kristina K. Williams Chief Operating Officer	$168,927	$181,337	$125,991	$72,884	$549,139
David G. Paulson Chief Financial Officer	$71,354	$112,072	$82,372	$51,164	$316,962
Michael A. Rizzo Chief Risk Officer	$101,555	$107,976	$75,096	$43,691	$328,318
Dana A. Yealy General Counsel	$94,031	$101,465	$70,629	$41,454	$307,579
Notes:
(1) Based on the provisions of the 2012 and 2015 Executive Officer Incentive Compensation Plans the deferral amount from the 2012 and 2015 plan years includes a 25% increase since the deferral criteria were met at the maximum level payout.
(2) Based on the provisions of the 2013 and 2014 Executive Officer Incentive Compensation Plans the deferral amount from the 2013 and 2014 plan years includes a 10% increase since the deferral criteria were met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $265,000 for 2015. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2014 and December 31, 2015. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2014, 50% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2014) and 50% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2014. As of December 31, 2015, 50% of the benefit is valued using the RP-2014 mortality table for white collar (with mortality improvement scale MP-2015) and 50% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2015. The interest rates used are 3.95% as of December 31, 2014 and 4.34% as of December 31, 2015. The difference between the present value of the December 31, 2015 accrued benefit and the present value of the December 31, 2014 accrued benefit is the “change in pension value” for the Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2014 and December 31, 2015. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2014, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2014). As of December 31, 2015, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2015). The interest rates used are 3.75% as of December 31, 2014 and 4.25% as of December 31, 2015. The difference between the present value of the December 31, 2015 accrued benefit and the present value of the December 31, 2014 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2015 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2015 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2015 Plan not actual performance. Actual performance under the 2015 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2015 Grants

Name and Principal Position		Performance Achieved in 2015	Amount Payable 2016	Amount Payable 2017	Amount Payable 2018	Amount Payable 2019
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $362,502 $543,752 $725,003	50% Payout $181,251 $271,876 $362,502	Deferred Amount $75,521 $113,282 $151,043	Deferred Amount $75,521 $113,282 $151,043	Deferred Amount $75,521 $113,282 $151,043
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $163,260 $256,552 $349,844	50% Payout $81,630 $128,276 $174,922	Deferred Amount $34,013 $53,448 $72,884	Deferred Amount $34,013 $53,448 $72,884	Deferred Amount $34,013 $53,448 $72,884
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $114,608 $180,098 $245,588	50% Payout $57,304 $90,049 $122,794	Deferred Amount $23,877 $37,520 $51,164	Deferred Amount $23,877 $37,520 $51,164	Deferred Amount $23,877 $37,520 $51,164
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $80,661 $145,190 $209,718	50% Payout $40,331 $72,595 $104,859	Deferred Amount $16,804 $30,248 $43,691	Deferred Amount $16,804 $30,248 $43,691	Deferred Amount $16,804 $30,248 $43,691
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $76,530 $137,754 $198,978	50% Payout $38,265 $68,877 $99,489	Deferred Amount $15,944 $28,699 $41,454	Deferred Amount $15,944 $28,699 $41,454	Deferred Amount $15,944 $28,699 $41,454
Note: As described above in the 2015 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described below. For the 2015 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2017, 2018, and 2019 is 125% of the deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

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

At least one of the two stated quantifiable criteria above must have been met in the preceding year in order for any installment payment to be made. In the event that both of the stated quantifiable criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. The Plan states that in no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant’s base salary. For the CEO, the aggregate amount of the 2015 Current Incentive Award plus the 2012, 2013 and 2014 Deferred Incentive Award installments payable by March 15, 2016 equaled 101.9% of the CEO's base salary. Because the total amount exceeded the 100% limit by a de minimis amount (less than 2%), the Bank's Board determined, on an exception basis, to approve payment of the aggregate amount, irrespective of the 100% of base salary limitation in the Plan. The Board's action was subject to Finance Agency review and non-objection, which was received by the Bank.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2015. The actual amount of the payout will be based on the executives' base salary at December 31, 2015.

2016 Grants

Name and Principal Position		Performance Achieved in 2016	Amount Payable 2017	Amount Payable 2018	Amount Payable 2019	Amount Payable 2020
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $387,877 $581,815 $775,753	50% Payout $193,938 $290,907 $387,877	Deferred Amount $161,615	Deferred Amount $161,615	Deferred Amount $161,615
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $269,380 $342,847 $416,314	50% Payout $134,690 $171,423 $208,157	Deferred Amount $86,732	Deferred Amount $86,732	Deferred Amount $86,732
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $192,541 $250,303 $308,065	50% Payout $96,270 $125,151 $154,032	Deferred Amount $64,180	Deferred Amount $64,180	Deferred Amount $64,180
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $146,351 $201,233 $256,115	50% Payout $73,176 $100,616 $128,057	Deferred Amount $53,357	Deferred Amount $53,357	Deferred Amount $53,357
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $138,856 $190,926 $242,997	50% Payout $69,428 $95,463 $121,499	Deferred Amount $50,624	Deferred Amount $50,624	Deferred Amount $50,624
Note: As described above in the 2016 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described below. For the 2016 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2018, 2019, and 2020 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Under the 2016 Plan, the actual annual award opportunity for January 1, 2016, through December 31, 2016, and payouts are based on a percentage of the executive's base salary as of December 31, 2016. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows. However, some goals have different weightings for the CRO as noted below.

•
Increase member use of core products by year-end 2016. Core products include: Advances, MPF, letters of credit, safekeeping and four community investment products (Affordable Housing Program, Community Lending Program, Banking On Business and First Front Door) (30% weighting);

•	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (40% weighting) (35% CRO weighting);

•	KRI performance (10% weighting) (15% CRO weighting);

•	Peer operating expense scorecard - basket of 4 metrics (10% weighting);

•	Strengthen employee engagement and diversity and inclusion (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2016 Plan. See Exhibit 10.12.2 to this Form 10-K.

Stated Bank Performance Criteria, 2016. Payment of each deferred incentive award installment in 2018, 2019, and 2020 related to December 31, 2016 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2016. The actual amount of the payout will be based on the executives' base salary at December 31, 2016.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	5.58	$247,000	-
	SERP	6.08	$738,000	-
Kristina K. Williams Chief Operating Officer	Pentegra Defined Benefit Plan	10.50	$449,000	-
	SERP	11.00	$692,000	-
David G. Paulson Chief Financial Officer	Pentegra Defined Benefit Plan	5.25	$131,000	-
	SERP	5.75	$75,000	-
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	5.33	$176,000	-
	SERP	5.83	$119,000	-
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	29.83	$1,554,000	-
	SERP	30.33	$847,000	-

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibit 10.5.1 to the 2013 Form 10-K and Exhibit 10.5.2 to the Bank’s First Quarter 2015 Form 10-Q. See “Qualified and Non-Qualified Defined Benefit Plans” under “Compensation Discussion and Analysis” in this Item 11. of this Form 10-K for the different purposes for each plan.

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

Compensation used in calculating the benefit for the Pentegra Defined Benefit Plan includes base salary only. Compensation used in calculating the benefit for the SERP includes the current incentive award portion of any award under the Bank’s executive compensation plan. Benefits under the SERP vest after completion of 5 years of employment (the vesting requirement under the Pentegra Defined Benefit Plan) subject to the forfeiture for cause provisions of the SERP.

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2015, Mr. Watson, Ms. Williams, and Mr. Yealy were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2015	Registrant Contributions in 2015	Aggregate Earnings (Losses) in 2015	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2015
Winthrop Watson President and CEO	$286,620	$57,217	($9,712)	$-	$1,598,295
Kristina K. Williams Chief Operating Officer	$20,778	$20,778	($13,798)	$-	$1,069,725
David Paulson Chief Financial Officer	$85,141	$20,661	($2,953)	$-	$342,022
Michael A. Rizzo Chief Risk Officer	$29,282	$15,922	$3,262	$-	$283,701
Dana A. Yealy General Counsel	$30,305	$15,488	$27,899	$-	$1,271,880

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Amounts shown as "Executive Contributions in 2015" were deferred and reported as "Salary" in the SCT. Amounts shown as "Registrant Contributions in 2015" are reported as "All Other Compensation" in the SCT.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2015.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$725,003	52 weeks	$13,048	12 months	$11,000	$749,051
Kristina K. Williams Chief Operating Officer	44 weeks	$394,695	44 weeks	$11,041	12 months	$11,000	$416,736
David G. Paulson Chief Financial Officer	26 weeks	$163,725	26 weeks	$6,524	12 months	$11,000	$181,249
Michael A. Rizzo Chief Risk Officer	26 weeks	$161,322	26 weeks	$6,524	12 months	$11,000	$178,846
Dana A. Yealy General Counsel	52 weeks	$306,120	52 weeks	$13,048	12 months	$11,000	$330,168
Notes:
(1) Additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
(2) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Potential Incentive Award(2) (7)	Medical Coverage (3)	Outplace- ment Services(4)*	Severance/ Defined Benefit Service Amount (5)**	Accelerated Deferred Incentive Installment Amount(7)	Severance/ Defined Contribution Match Amount(6)**	Total
Winthrop Watson President and CEO	$1,450,006	$1,087,505	$19,572	$11,000	$478,487	$1,187,208	$152,251	$4,386,029
Kristina K. Williams Chief Operating Officer	$932,916	$513,104	$19,572	$11,000	n/a	$549,139	n/a	$2,025,731
David G. Paulson Chief Financial Officer	$654,900	$360,195	$19,572	$11,000	n/a	$316,962	n/a	$1,362,629
Michael A. Rizzo Chief Risk Officer	$645,288	$290,380	$19,572	$11,000	n/a	$328,318	n/a	$1,294,558
Dana A. Yealy General Counsel	$612,240	$275,508	$19,572	$11,000	n/a	$307,579	n/a	$1,225,899
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
(3) CIC agreements stipulate 18 months of additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
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
(7) The 2012, 2013, and 2014 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2012, 2013 and 2014 current incentive award. The 2015 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that corresponds to the 2015 current incentive award would also be paid out upon a CIC event along with the 2012, 2013 and 2014 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12 to the Bank’s 2013 Form 10-K for the full terms of the 2014 Plan. See Exhibit 10.10 to the Bank’s 2011 Form 10-K for the terms of the 2012 Plan and Exhibit 10.11.1 to the Bank’s 2013 Form 10-K for the terms of the 2013 Plan. See Exhibit 10.12.2 to the Bank’s 2014 Form 10-K for the terms of the 2015 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2015 Directors’ Compensation Policy (2015 Compensation Policy) as adopted by the Bank's Board. Under the 2015 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2015.

	Retainer Fees	Meeting Fees	Total
Board Chair	$55,500	$57,000	$112,500
Board Vice Chair	$46,300	$46,200	$92,500
Committee Chair	$46,300	$46,200	$92,500
Director	$40,000	$40,000	$80,000

The 2015 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2014 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2015 Compensation Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Patrick A. Bond (Chair)	$112,500	$27	$112,527
John K. Darr (Vice Chair)	92,500	27	92,527
Pamela C. Asbury	80,000	27	80,027
Joseph M. Blaston	80,000	27	80,027
Glenn R. Brooks	80,000	27	80,027
Luis A. Cortés Jr.	80,000	27	80,027
Pamela H. Godwin	92,500	27	92,527
Brian A. Hudson	92,500	27	92,527
William C. Marsh	80,000	27	80,027
Charlotte McLaughlin	92,500	27	92,527
Lynda Messick	80,000	27	80,027
John S. Milinovich	92,500	27	92,527
Charles J. Nugent	92,500	27	92,527
Bradford Ritchie	80,000	27	80,027
Frederick E. Schea	80,000	27	80,027
Patrick J. Ward	92,500	27	92,527
Angela J. Yochem	80,000	27	80,027

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2015 received the maximum total fees. In 2015, the Bank had a total of seven Board meetings and 62 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $27 per director annual premium for director travel and accident insurance.

For 2016, the Bank's Board adopted and submitted to the Finance Agency the 2016 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2015 Directors’ Compensation Policy. In general, the 2016 Directors' Compensation Policy provides for total fees for the Chair of $125,000; $103,750 for the Vice Chair and for each of the Committee Chairs; and $91,250 for each of the other Directors. See Exhibit 10.4.2 to the Bank Third Quarter 2015 Form 10-Q for additional details on the 2016 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 29, 2016

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$902,152,000	26.3%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	555,492,100	16.2%
Chase Bank USA, N.A.	201 North Walnut Street Wilmington, Delaware 19801	424,585,700	12.4%
Ally Bank (b)	6985 Union Park Center, Suite 435 Midvale, Utah 84047	341,286,900	10.0%
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 29, 2016

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$902,152,000	26.3%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	555,492,100	16.2%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	25,821,700	0.8%
Genworth Life Insurance Company	2711 Centerville Road, Suite 400 Wilmington, Delaware 19808	18,103,600	0.5%
Penn Community Bank	219 S. Ninth Street Perkasie, Pennsylvania 18944	12,584,500	0.4%
Summit Community Bank, Inc.	310 North Main Street Moorefield, West Virginia 26836	8,266,500	0.2%
Washington Financial Bank	77 South Main Street Washington, Pennsylvania 15301	4,043,900	0.1%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	1,934,700	0.1%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	1,395,000	*
Penn Liberty Bank	724 W Lancaster Avenue, Ste 210 Wayne, Pennsylvania 19087	287,400	*
County Bank	19927 Shuttle Road Rehoboth Beach, Delaware 19971	149,000	*
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

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “Investor Relations” and then “Governance.” The Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to help ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank’s members.

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

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007 (most recently updated effective November 1, 2015), the Bank has adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2016. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction requiring disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120 thousand and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. In 2015, the Bank purchased $31.7 million of PHFA Bonds. As of February 29, 2016, the total outstanding principal amount of PHFA bonds held by the Bank was $176.3 million. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2015 was $176.3 million. The greatest amou nt of any single PHFA bond held by the Bank in 2015 was $41.0_ million. In 2015, the Bank received $1.3 million in interest payments on outstanding PHFA bonds and $14.9 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2015, the Bank approved $8.5 million in AHP grants for 20 projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board’s consideration and approval of these AHP grants at its meeting in December 2015. Mr. Hudson did not participate in the consideration or approval of these $8.5 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency’s AHP Regulations at 12 C.F.R. 1291.7 PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2015, the Bank paid PHFA $900 in AHP monitoring fees. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations. See 12 C.F.R. 1264.3. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and applied to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 29, 2016, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500,000. Through February 29, 2016, the Bank’s total capital contributions to Mountaineer Capital were $475,000. Mountaineer Capital has informed the Bank and its other limited partners that it is no longer seeking further capital contributions.

On February 19, 2009, the Governance Committee approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase and other money market transactions with Bank members, including five (5) percent or greater shareholders of the Bank and Member Directors’ institutions. Beginning in 2011, the Governance Committee continued re-authorization in regard to additional member money market transactions annually. All such transactions must be in accordance with the terms of the Bank’s investment and counterparty policy statements and limits.

In 2015, the Bank engaged in Federal funds transactions with the following related persons:

Fulton Bank. The largest principal amount outstanding with Fulton Bank during 2015 was $45 million and the total amount of interest paid was $563.

Santander Bank. The largest principal amount outstanding with Santander Bank during 2015 was $200 million and the total amount of interest paid was $17,549.

Through February 29, 2016, the Bank had $225 million of additional Federal funds transactions with related persons.

Prior to Director McLaughlin’s service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (PNC Capital Markets) as an authorized Bank broker for Bank investment transactions. On

February 24, 2011, the Governance Committee initially approved (and renewed such authorization in the years 2012 through 2015) the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank’s applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as a managing member of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee’s determination. There were no Bank investment transactions executed in 2015 in which PNC Capital Markets served as broker.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2016, the Committee considered the previously approved PHFA, PNC Capital Markets and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities. In addition, the Committee approved the continued waiver of daylight overdraft fees due from any member, including any Related Person, provided that the Bank does not incur a charge.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 17. As of February 29, 2016, the Board was comprised of 17 directors: ten Member Directors and seven Independent Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2015 and through February 29, 2016, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2015 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 29, 2016, all current members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 19, 2016, with respect to the Bank’s current directors, six of the Bank’s Independent Directors, Directors Bond, Brooks, Cortés, Darr, Godwin and Yochem are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2015 that required consideration under the Bank’s Related Person Transaction Policy.

With respect to the Bank’s remaining current Independent Director, the Board determined that in view of the historic and ongoing relationship and transactions described above with respect to PHFA that Director Hudson is not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and on February 19, 2016 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Member Director Blaston, who served on the Board in 2015 but did not run for re-election as a Member Director, the Board determined that he was not independent.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee, Directors McLaughlin, Plush and Milinovich are not independent and that Director Hudson is not independent as well. The Board determined that Director Godwin is independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank’s Audit Committee, Directors Ritchie and Asbury are independent under the NYSE standards for Audit Committee members. In addition, the Board determined that Director Hudson is not independent under the NYSE independence standards for audit committee members. The Board has determined that Directors Brooks and Yochem are independent. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards. With respect to Member Director Messick who served on the Committee in 2015, the Board determined that she was not independent.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2015 and 2014 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2015	2014
Audit fees	$784	$750
Audit-related fees	54	49
All other fees	24	4
Total fees	$862	$803

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2015 and 2014.

Audit-related fees consist of fees billed during 2015 and 2014 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2015 and 2014.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $57 thousand and $48 thousand for 2015 and 2014, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statements of Income for each of the years ended December 31, 2015, 2014 and 2013
Statements of Comprehensive Income for each of the years ended December 31, 2015, 2014, and 2013
Statements of Condition as of December 31, 2015 and 2014
Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013
Statements of Changes in Capital for each of the years ended December 31, 2015, 2014 and 2013

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank’s 2015 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 18, 2010.
3.2.1	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Filed herewith.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
4.1.3	Amended Bank Capital Plan effective October 6, 2014	Incorporated by reference to Exhibit 99.3 to the Bank’s current report on Form 8-K filed on July 29, 2014.
10.1	April 2012 Severance Policy*	Incorporated by reference to Exhibit 10.1.1 to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.1.1	January 2015 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank's Form 10-K filed with the SEC on March 12, 2015.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank's registration statement on Form 10 filed with the SEC on July 19, 2006.
10.4	2015 Directors' Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank's Form 10-K filed with the SEC on March 12, 2015.
10.4.1	2016 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.2 to the Bank's Form 10-Q filed with the SEC on November 5, 2015.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.5.2	Supplemental Executive Retirement Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, and October 26, 2012*	Incorporated by reference to Exhibit 10.6 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.2	Supplemental Thrift Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.6.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6.3	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description dated January 1, 2015*	Filed herewith.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.8	Form of Change in Control Agreement with Executive Officers Yealy and Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.

Exhibit No.	Description	Method of Filing +
10.8.2	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.8.3	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.4	Form of Change in Control Agreement with Executive Officers Mason and Paulson*	Incorporated by reference to Exhibit 10.8.4 to the Bank’s Form 10-K filed with the SEC on March 13, 2014.
10.9	Form of Amendment to Change in Control Agreement with Executive Officers Watson, Williams, Paulson, Rizzo, Mason, and Yealy effective January 1, 2015*	Incorporated by reference to Exhibit 10.9 to the Bank’s Form 10-K filed with the SEC on March 12, 2015.
10.10	2012 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.11	2013 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.11.1	2013 Amended Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11.1 to the Bank's Form 10-Q filed with the SEC on May 8, 2013.
10.12	2014 Executive Officer Incentive Compensation Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-K filed March 13, 2014.
10.12.1	2015 Executive Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 12, 2015.
10.12.2	2016 Executive Incentive Compensation Plan*	Filed herewith.
10.13	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.14	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.14.1	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank's current report on Form 8-K filed with the SEC on November 23, 2015.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.3	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.3	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101	Interactive Data File (XBRL)	Filed herewith.
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

Federal Home Loan Bank Office of Finance (OF): FHLBank System’s centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals, and administers REFCORP and FICO® funding programs.

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

Financing Corporation (FICO®): Mixed-ownership, government corporation in charge of servicing debt on bonds that were issued as a result of the savings and loan “bailout”. Mixed-ownership corporations are those with capital stock owned by both the United States and borrowers or other private holders.

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
HARP: Home Affordable Refinance Program
HELOC: Home Equity Line of Credit
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
Mortgage Partnership Finance® (MPF®) Program: FHLBank of Chicago program offered by select FHLBanks to their members to provide an alternative for funding mortgages through the creation of a secondary market.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 10, 2016

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer	March 10, 2016
/s/ David G. Paulson David G. Paulson	Chief Financial Officer	March 10, 2016
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer	March 10, 2016
*/s/ Patrick A. Bond Patrick A. Bond	Chairman of the Board of Directors	March 10, 2016
*/s/ John K. Darr John K. Darr	Vice Chairman of the Board of Directors	March 10, 2016
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 10, 2016
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 10, 2016
*/s/ Rev. Luis A. Cortés, Jr. Rev. Luis A. Cortés, Jr.	Director	March 10, 2016

Signature	Capacity	Date
*/s/ Pamela H. Godwin Pamela H. Godwin	Director	March 10, 2016
*/s/ Brian A. Hudson Brian A. Hudson	Director	March 10, 2016
*/s/ William C. Marsh William C. Marsh	Director	March 10, 2016
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 10, 2016
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 10, 2016
*/s/ John S. Milinovich John S. Milinovich	Director	March 10, 2016
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 10, 2016
*/s/ Gerald P. Plush Gerald P. Plush	Director	March 10, 2016
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 10, 2016
*/s/ Frederick E. Schea Frederick E. Schea	Director	March 10, 2016
*/s/ Patrick J. Ward Patrick J. Ward	Director	March 10, 2016
*/s/ Angela J. Yochem Angela J. Yochem	Director	March 10, 2016
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact