Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Pittsburgh
filed 2016-05-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

There were 33,092,625 shares of common stock with a par value of $100 per share outstanding April 29, 2016.

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

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2015 Form 10-K (2015 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. Funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) remained virtually unchanged during the first quarter of 2016. However, there was modest improvement in swap spreads at less than 2 years as investor demand increased for shorter term maturities on FHLBank consolidated obligations.

The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust as necessary its prepayment estimates in its models to ensure they reflect actual borrower activity. In addition, the Bank's higher yielding private label mortgage-backed securities (MBS) portfolio continues its expected runoff. As higher coupon mortgage loans prepay and mature along with higher yielding private label MBS, the return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and investments and a possible decrease in the net interest margin. However, the Bank has accretion of interest income on certain private label residential MBS as a result of significant projected increases in cash flows. During the first quarter of 2016, this accretion resulted in additional interest income of $6.0 million compared to $7.0 million in the same prior-year period.

Results of Operations. The Bank's net income totaled $56.5 million for the first quarter of 2016, a decrease of $14.6 million compared to $71.1 million for the first quarter of 2015. This decrease was due to larger net losses on derivatives and hedging activity in 2016 and a 2015 gain on the settlement of claims against certain defendants arising from investments the Bank made in private label MBS. The decrease was partially offset by gains on the sale of available-for-sale (AFS) securities, higher net gains on trading securities, and higher net interest income in 2016.

Net interest income was $81.4 million for the first quarter of 2016, up $5.9 million compared to $75.5 million in the first quarter of 2015. Net interest income reflected a significant increase in interest income on advances partially offset by a significant increase in interest expense, primarily consolidated obligation bonds and discount notes. The net interest margin for the first quarter of 2016 was 36 basis points compared to 37 basis points in the first quarter of 2015.

Financial Condition. Advances. Total advances were $69.0 billion at March 31, 2016 a decrease of $5.5 billion compared to $74.5 billion at December 31, 2015. It is not uncommon for the Bank to experience variances in the overall portfolio driven primarily by changes in short-term advance demand from members. Although the advance portfolio decreased in size during the first quarter of 2016, the term of advances increased modestly. At March 31, 2016, approximately 57% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 55% at December 31, 2015.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member’s regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At March 31, 2016, the Bank held $17.8 billion of total investment securities, including trading, AFS and held-to-maturity (HTM) investment securities, as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2015, these investments totaled $16.1 billion. The increase of $1.7 billion was primarily driven by an increase in Federal funds sold due to market-driven demand.

Consolidated Obligations. The Bank's consolidated obligations totaled $86.5 billion at March 31, 2016, a decrease of $4.4 billion from December 31, 2015. At March 31, 2016, bonds represented 68% of the Bank's consolidated obligations, compared with 53% at December 31, 2015. Discount notes represented 32% of the Bank's consolidated obligations at March 31, 2016 compared with 47% at year-end 2015.

In April 2016, Moody's affirmed the Aaa senior debt and P-1 ratings of the FHLBank System and affirmed the Aaa bank deposit and P-1 ratings of all 11 FHLBanks and the A2 subordinated debt of FHLBank Chicago. The outlook on the FHLB System's and FHLBanks' ratings is stable.

Capital Position and Regulatory Requirements. Total capital at March 31, 2016 was $4.3 billion, compared to $4.5 billion at December 31, 2015. Total retained earnings at March 31, 2016 were $897.7 million, up $16.5 million from $881.2 million at year-end 2015 reflecting the Bank's net income for the first quarter of 2016 which was partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $94.0 million at March 31, 2016, an increase of $13.3 million from December 31, 2015. This increase was primarily due to the changes in the fair values of securities within the AFS portfolio.

In February 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively. In April 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the fourth quarter of 2015 (February dividend) and the first quarter of 2016 (April dividend).

The Bank met all of its capital requirements as of March 31, 2016, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31, 2015, the Bank was deemed "adequately capitalized."

Financial Highlights

The following financial highlights for the Condensed Statements of Condition as of December 31, 2015 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements except for the three months ended December 31, 2015 which have been derived from the Bank's 2015 Form 10-K.

Condensed Statements of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions, except per share data)	2016	2015	2015	2015	2015
Net interest income	$81.4	$78.1	$83.1	$81.1	$75.5
Provision (benefit) for credit losses	0.2	0.2	(0.2)	0.3	(0.5)
Other noninterest income:
Net OTTI losses, credit portion (1)	(0.2)	(0.9)	(0.4)	(0.5)	—
Net gains (losses) on trading securities	17.3	(3.8)	8.7	(10.1)	6.8
Realized gains from sales of AFS securities	12.7	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(35.6)	7.3	(25.4)	29.1	(7.6)
Gain on litigation settlement, net	—	—	—	—	15.3
Other, net	6.7	5.4	6.4	7.7	6.5
Total other noninterest income (loss)	0.9	8.0	(10.7)	26.2	21.0
Other expense	19.3	25.5	16.7	17.4	18.0
Income before assessments	62.8	60.4	55.9	89.6	79.0
Affordable Housing Program (AHP) assessment(2)	6.3	6.0	5.6	9.0	7.9
Net income	$56.5	$54.4	$50.3	$80.6	$71.1
Earnings per share (3)	$1.67	$1.65	$1.51	$2.53	$2.42

Dividends	$40.0	$40.3	$38.1	$34.7	$99.7
Dividend payout ratio (4)	70.81%	73.91%	75.69%	43.05%	140.27%
Return on average equity	5.21%	5.05%	4.65%	7.79%	7.38%
Return on average assets	0.24%	0.23%	0.22%	0.37%	0.34%
Net interest margin (5)	0.36%	0.34%	0.36%	0.37%	0.37%
Regulatory capital ratio (6)	4.59%	4.60%	4.51%	4.55%	4.43%
GAAP capital ratio (7)	4.68%	4.67%	4.62%	4.67%	4.60%
Total average equity to average assets	4.66%	4.63%	4.65%	4.71%	4.67%
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
(7) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2016	2015	2015	2015	2015
Cash and due from banks	$1,763.0	$2,377.0	$4,946.3	$5,377.2	$5,124.2
Investments (1)	17,802.2	16,144.0	15,380.9	13,914.3	16,729.6
Advances	69,021.9	74,504.8	68,804.3	71,489.2	62,346.0
Mortgage loans held for portfolio, net (2)	3,073.8	3,086.9	3,068.2	3,053.0	3,074.3
Total assets	91,904.9	96,329.8	92,428.9	94,033.1	87,456.6
Consolidated obligations, net:
Discount notes	28,006.4	42,275.5	33,960.5	41,060.6	37,077.4
Bonds	58,479.4	48,600.8	53,267.3	47,547.2	45,235.3
Total consolidated obligations, net (3)	86,485.8	90,876.3	87,227.8	88,607.8	82,312.7
Deposits	735.9	686.0	586.9	670.4	750.9
Mandatorily redeemable capital stock	5.9	6.0	6.2	0.6	0.6
AHP payable	73.1	70.9	69.2	67.7	62.0
Total liabilities	87,599.5	91,828.2	88,153.8	89,641.0	83,434.9
Capital stock - putable	3,313.7	3,539.7	3,294.0	3,425.2	3,063.7
Unrestricted retained earnings	723.9	718.7	715.4	713.2	683.4
Restricted retained earnings	173.8	162.5	151.6	141.6	125.5
AOCI	94.0	80.7	114.1	112.1	149.1
Total capital	4,305.4	4,501.6	4,275.1	4,392.1	4,021.7
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits.
(2) Includes allowance for credit losses of $6.0 million at March 31, 2016, $5.7 million at December 31, 2015, $6.1 million at September 30, 2015, $6.3 million at June 30, 2015 and $6.6 million at March 31, 2015.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $896.8 billion at March 31, 2016, $905.2 billion at December 31, 2015, $856.5 billion on September 30, 2015, $852.8 billion at June 30, 2015 and $812.2 billion at March 31, 2015.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2016 and 2015, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2015 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $56.5 million for the first quarter of 2016, a decrease of $14.6 million compared to $71.1 million for the first quarter of 2015. This decrease was due to larger net losses on derivatives and hedging activities in 2016 and a 2015 gain on the settlement of claims against certain defendants arising from investments the Bank made in private label MBS. The decrease was partially offset by gains on the sale of AFS securities, higher net gains on trading securities and higher net interest income in 2016.

Net losses on derivatives and hedging activities were $35.6 million in the first quarter of 2016, compared to net losses of $7.6 million in the first quarter of 2015. There were no gains on legal settlements in 2016; in the first quarter of 2015, the Bank recorded $15.3 million related to the resolution of litigation (net of legal fees and expenses) related to matters arising from investments the Bank made in private label MBS. The Bank recognized gains on the sale of AFS securities of $12.7 million in the first quarter of 2016 and none in the first quarter of 2015. Net gains on trading securities in the first quarter of 2016 were $17.3 million, compared to $6.8 million in the first quarter of 2015.

Net interest income was $81.4 million in the first quarter of 2016, up $5.9 million compared to $75.5 million in the first quarter of 2015. Net interest income reflected a significant increase in interest income on advances partially offset by a significant increase in interest expense, primarily consolidated obligation bonds and discount notes. Interest income on advances in the first quarter of 2016 was $131.9 million, an increase of $58.2 million compared to $73.7 million in the first quarter of 2015. Total interest expense was $143.4 million in the first quarter of 2016, an increase of $55.8 million compared to $87.6 million in the first quarter of 2015. The Bank's return on average equity for the first quarter of 2016 was 5.21% compared to 7.38% for the first quarter of 2015.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2016 and 2015.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2016			2015
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$7,647.4	$6.7	0.35	$7,088.1	$1.6	0.09
Interest-bearing deposits (2)	411.0	0.3	0.33	323.6	0.1	0.10
Investment securities (3)	11,132.2	56.1	2.03	11,651.7	55.9	1.95
Advances (4)	70,117.2	132.0	0.76	59,884.1	74.8	0.51
Mortgage loans held for portfolio (5)	3,083.6	29.7	3.87	3,100.7	30.7	4.02
Total interest-earning assets	92,391.4	224.8	0.98	82,048.2	163.1	0.81
Allowance for credit losses	(7.7)			(8.9)
Other assets (6)	1,457.8			1,750.9
Total assets	$93,841.5			$83,790.2
Liabilities and capital:
Deposits (2)	$643.5	$0.4	0.25	$704.6	$0.1	0.03
Consolidated obligation discount notes	34,251.9	33.3	0.39	34,062.6	9.1	0.11
Consolidated obligation bonds (7)	53,731.7	109.6	0.82	44,344.4	78.4	0.72
Other borrowings	7.6	0.1	4.02	2.2	—	1.00
Total interest-bearing liabilities	88,634.7	143.4	0.65	79,113.8	87.6	0.45
Other liabilities	838.1			766.0
Total capital	4,368.7			3,910.4
Total liabilities and capital	$93,841.5			$83,790.2
Net interest spread			0.33			0.36
Impact of noninterest-bearing funds			0.03			0.01
Net interest income/net interest margin		$81.4	0.36		$75.5	0.37
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.2 billion and $0.3 billion in 2016 and 2015, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $28.6 million and less than one million in 2016 and 2015, respectively.

Net interest income for the first quarter of 2016 increased $5.9 million from the first quarter of 2015 due to an increase in interest income. Interest earning assets increased 12.6% with higher demand for advances and increased purchases of Federal funds sold and securities purchased under agreements to resell being partially offset by a lower amount of investments and mortgage loans held for portfolio. Higher interest income on advances was partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased due to both higher volume and an increase in yield. Interest income on mortgage loans held for portfolio declined due to both lower volume and the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 20 basis points due to higher funding costs on bonds and discount notes.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2016 and 2015.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume

	Three months ended March 31
(in millions)	Volume	Rate	Total
Federal funds sold	$0.1	$5.0	$5.1
Interest-bearing deposits	—	0.2	0.2
Investment securities	(2.1)	2.3	0.2
Advances	15.3	41.9	57.2
Mortgage loans held for portfolio	—	(1.0)	(1.0)
Total interest-earning assets	$13.3	$48.4	$61.7
Interest-bearing deposits	$—	$0.3	$0.3
Consolidated obligation discount notes	0.1	24.1	24.2
Consolidated obligation bonds	18.9	12.3	31.2
Other borrowings	—	0.1	0.1
Total interest-bearing liabilities	$19.0	$36.8	$55.8
Total increase in net interest income	$(5.7)	$11.6	$5.9

Interest income and interest expense both increased in the first quarter of 2016 compared to the first quarter of 2015 due to rate and volume increases. Higher rates coupled with greater advance volume drove the interest income increase. Interest expense reflected higher rates on consolidated obligations along with a volume increase.

The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2016 and 2015. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,
Product	2016	2015
Repo/Mid-Term Repo	$19,025.0	$21,540.9
Core (Term)	50,096.7	36,155.0
Convertible Select	762.0	1,893.0
Total par value	$69,883.7	$59,588.9
Advance volume growth in the quarter-over-quarter comparison was driven primarily by increased demand from larger members. The rate increase quarter-over-quarter was primarily due to an increase in market interest rates as the Federal funds target rate increased in mid-December 2015.

Interest expense on the average consolidated obligations portfolio increased in the first quarter of 2016 compared to the first quarter of 2015. Rates paid on both discount notes and bonds rose as the Federal funds target rate increased in mid-December 2015. A large increase in average bond balances quarter-over-quarter led to an increase in interest expense. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three months ended March 31, 2016 and 2015. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$70,117.2	$132.0	0.76	$174.1	1.00	$(42.1)	(0.24)
Mortgage loans held for portfolio	3,083.6	29.7	3.87	30.7	4.01	(1.0)	(0.14)
All other interest-earning assets	19,190.6	63.1	1.32	69.2	1.45	(6.1)	(0.13)
Total interest-earning assets	$92,391.4	$224.8	0.98	$274.0	1.19	$(49.2)	(0.21)
Liabilities:
Consolidated obligation bonds	$53,731.7	$109.6	0.82	$135.0	1.01	$(25.4)	(0.19)
All other interest-bearing liabilities	34,903.0	33.8	0.39	33.8	0.39	—	—
Total interest-bearing liabilities	$88,634.7	$143.4	0.65	$168.8	0.77	$(25.4)	(0.12)
Net interest income/net interest spread		$81.4	0.33	$105.2	0.42	$(23.8)	(0.09)

Three Months Ended March 31, 2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$59,884.1	$74.8	0.51	$123.3	0.83	$(48.5)	(0.32)
Mortgage loans held for portfolio	3,100.7	30.7	4.02	31.6	4.14	(0.9)	(0.12)
All other interest-earning assets	19,063.4	57.6	1.22	61.0	1.30	(3.4)	(0.08)
Total interest-earning assets	$82,048.2	$163.1	0.81	$215.9	1.07	$(52.8)	(0.26)
Liabilities:
Consolidated obligation bonds	$44,344.4	$78.4	0.72	$144.4	1.32	$(66.0)	(0.60)
All other interest-bearing liabilities	34,769.4	9.2	0.11	9.2	0.11	—	—
Total interest-bearing liabilities	$79,113.8	$87.6	0.45	$153.6	0.79	$(66.0)	(0.34)
Net interest income/net interest spread		$75.5	0.36	$62.3	0.28	$13.2	0.08
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives reduced net interest income and net interest spread for the three months ended March 31, 2016. The use of derivatives increased net interest income and net interest spread for the three months ended March 31, 2015. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.
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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the first quarter of 2016 was $0.2 million compared to $(0.5) million for the same period in 2015.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2016	2015
Net OTTI losses, credit portion	$(0.2)	$—
Net gains on trading securities	17.3	6.8
Realized gains from sales of AFS securities	12.7	—
Net (losses) on derivatives and hedging activities	(35.6)	(7.6)
Gain on litigation settlement, net	—	15.3
Standby letters of credit fees	6.3	5.9
Other, net	0.4	0.6
Total other noninterest income	$0.9	$21.0

The change in the Bank's total other noninterest income for the first quarter of 2016 compared to the same prior year period was due primarily to higher net losses on derivatives and hedging activities and a 2015 gain on the settlement of claims against certain defendants arising from investments the Bank made in private label MBS. The activity related to derivatives and hedging is discussed in more detail below. The decrease in total other noninterest income was partially offset by gains from sales of AFS securities and higher net gains on trading securities. During the first quarter of 2016, the Bank sold Agency and HELOC securities from its AFS portfolio. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives' fair values are recorded in the Statements of Income.

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

The following tables detail the net effect of derivatives and hedging activities for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.0)	$—	$(1.0)	$1.0	$—	$(1.0)
Net interest settlements included in net interest income(2)	(41.1)	(6.1)	—	24.4	—	(22.8)
Total effect on net interest income	$(42.1)	$(6.1)	$(1.0)	$25.4	$—	$(23.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$(3.6)	$—	$(1.8)	$—	$(5.1)
Gains (losses) on derivatives not receiving hedge accounting	(14.0)	(47.2)	(15.4)	45.2	0.9	(30.5)
Total net gains (losses) on derivatives and hedging activities	$(13.7)	$(50.8)	$(15.4)	$43.4	$0.9	$(35.6)
Total net effect of derivatives and hedging activities	$(55.8)	$(56.9)	$(16.4)	$68.8	$0.9	$(59.4)

	Three months ended March 31, 2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.5)	$—	$(0.9)	$4.4	—	$2.0
Net interest settlements included in net interest income(2)	(47.0)	(3.4)	—	61.6	—	11.2
Total effect on net interest income	$(48.5)	$(3.4)	$(0.9)	$66.0	$—	$13.2
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.2	$(0.3)	$—	$0.7	$—	$0.6
Gains (losses) on derivatives not receiving hedge accounting	(4.6)	(24.2)	(3.2)	23.7	0.1	(8.2)
Total net gains (losses) on derivatives and hedging activities	$(4.4)	$(24.5)	$(3.2)	$24.4	$0.1	$(7.6)
Total net effect of derivatives and hedging activities	$(52.9)	$(27.9)	$(4.1)	$90.4	$0.1	$5.6
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During the first quarter of 2016, total ineffectiveness related to these fair value hedges resulted in net losses of $(5.1) million compared to net gains of $0.6 million during the first quarter of 2015. The total notional amount increased to $32.7 billion at March 31, 2016 from $30.4 billion at December 31, 2015.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(30.5) million in the first quarter of 2016 compared to net losses of $(8.2) million for the first quarter of 2015. The losses on economic hedges during the first quarter of 2016 were greater than the losses during the first quarter of 2015 due to changes in the composition of the economic hedge portfolio, including an increase in the notional of economic asset swaps, as well as greater decreases in mid-and-long term interest rates during the first quarter of 2016 compared to the first quarter of 2015. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $17.0 billion at March 31, 2016 and $14.2 billion at December 31, 2015.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2015 Form 10-K.

Assets

Total assets were $91.9 billion at March 31, 2016, compared with $96.3 billion at December 31, 2015. The decrease of $4.4 billion was primarily due to a decline in advances. Advances totaled $69.0 billion at March 31, 2016 compared to $74.5 billion at December 31, 2015.

The Bank's core mission activities primarily include the issuance of advances. In addition, the Bank acquires member assets through the Mortgage Partnership Finance (MPF) program. As of March 31, 2016, the Bank's average par amounts for advances and MPF loans totaled $72.9 billion resulting in a core mission asset ratio of 82.9%.

Advances. Advances (par) totaled $68.8 billion at March 31, 2016 compared to $74.3 billion at December 31, 2015. At March 31, 2016, the Bank had advances to 182 borrowing members, compared to 199 borrowing members at December 31, 2015. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members represented 73.7% of total advances as of March 31, 2016 compared to 74.1% at December 31, 2015.

The following table provides information on advances at par by product type at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
in millions	2016	2015
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$7,681.3	$9,233.8
Core (Term)	21,163.6	21,163.6
Returnables	12,350.0	11,900.0
Total adjustable/variable-rate indexed	$41,194.9	$42,297.4
Fixed-rate:
Repo/Mid-Term Repo	$17,512.0	$21,047.8
Core (Term)	8,993.4	8,533.9
Returnables	—	650.0
Total fixed-rate	$26,505.4	$30,231.7
Convertible	$762.0	$1,462.0
Amortizing/mortgage-matched:
Core (Term)	$328.8	$342.2
Total par balance	$68,791.1	$74,333.3

The Bank had no putable advances at March 31, 2016 or December 31, 2015. In the first quarter of 2016, the Bank introduced new adjustable rate advance products which have a floating rate with rate caps and/or floors to protect against interest rate risk.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding advance balance during the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31,	December 31,
Member Asset Size	2016	2015
Less than $100 million	17	24
Between $100 million and $500 million	101	132
Between $500 million and $1 billion	38	44
Between $1 billion and $5 billion	31	35
Greater than $5 billion	19	21
Total borrowing members during the period	206	256
Total membership	304	307
Percentage of members borrowing during the period	67.8%	83.4%
Total borrowing members with outstanding loan balances at period-end	182	199
Percentage of members borrowing at period-end	59.9%	64.8%

During the first three months of 2016, the Bank has experienced a net decrease of three members. The Bank added two new members and lost five members due to mergers with other institutions within the Bank's district.

The following table provides information at par on advances by member classification at March 31, 2016 and December 31, 2015. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

(in thousands)	March 31, 2016	December 31, 2015	Increase/(Decrease)
Member Classification
Large	$50,690.1	$55,075.1	(8.0)%
Regional	8,577.4	9,090.3	(5.6)
Mid-size	3,026.3	3,443.7	(12.1)
CFI (1)	3,535.4	4,262.2	(17.1)
Insurance	2,959.8	2,459.8	20.3
Non-member	2.1	2.2	(4.5)
Total	$68,791.1	$74,333.3	(7.5)%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

As of March 31, 2016, total advances decreased 7.5% compared with balances at December 31, 2015. It is not uncommon for the Bank to experience variances in the overall portfolio driven primarily by changes in short-term advance demand from members.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2016.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, was $3.1 billion at both March 31, 2016, and December 31, 2015. The Bank’s focus is on purchasing MPF loans from community and regional member banks in its district.

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

The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), since some form of concession has been made by the Bank. Balances regarding the Bank’s products are summarized below.

(in millions)	March 31, 2016	December 31, 2015
Advances(1)	$69,021.9	$74,504.8
Mortgage loans held for portfolio, net(2)	3,073.8	3,086.9
Nonaccrual mortgage loans(3)	31.8	32.5
Mortgage loans 90 days or more delinquent and still accruing interest(4)	4.0	4.2
BOB loans, net	10.9	11.3
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $13.0 million at March 31, 2016 and $14.8 million at December 31, 2015.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2015 and the MPF Original portfolio continues to out-perform the market based on national delinquency statistics. As of March 31, 2016, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 3.3% of the MPF Plus portfolio compared with 0.5% and 3.3%, respectively, at December 31, 2015.

Allowance for Credit Losses (ACL). The Bank has not incurred any losses on advances since its inception. Due to the collateral held as security and the repayment history for advances, management believes that an ACL for advances is unnecessary. This assessment also includes letters of credit, which have the same collateral requirements as advances. For additional information, see discussion regarding collateral policies and standards on the advances portfolio in the Advance Products discussion in Item 1. Business in the Bank's 2015 Form10-K.

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

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers of PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled based on current information and events. The Bank evaluates certain conventional mortgage loans for impairment individually. Beginning January 1, 2015, the Bank adopted the charge-off provisions of AB 2012-02. As a result, the estimated credit loss on individually evaluated MPF loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. The CE receivable is evaluated for collectibility, and a reserve, included as part of the allowance for credit losses, is established, if required.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2016 and December 31, 2015.

	MPF CE structure March 31, 2016		ACL March 31, 2016
(in millions)	FLA	Available CE	Estimate of Credit loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$4.0	$184.9	$5.6	$(0.8)	$(4.3)	$0.5
MPF Plus	18.7	24.5	13.0	—	(7.5)	5.5
Total	$22.7	$209.4	$18.6	$(0.8)	$(11.8)	$6.0

	MPF CE structure December 31, 2015		ACL December 31, 2015
(in millions)	FLA	Available CE	Estimate of Credit loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$3.7	$177.1	$5.2	$(0.9)	$(4.1)	$0.2
MPF Plus	18.9	32.1	12.7	—	(7.2)	5.5
Total	$22.6	$209.2	$17.9	$(0.9)	$(11.3)	$5.7

Investments. At March 31, 2016, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $6.2 billion, an increase of approximately $1.2 billion from December 31, 2015. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities including trading, AFS, and HTM securities, totaled $11.6 billion at March 31, 2016 compared to $11.2 billion at December 31, 2015. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2016	December 31, 2015
Trading securities:
Mutual funds	$6.0	$5.4
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	406.5	389.3
Total trading securities	$412.5	$394.7
Yield on trading securities	2.92%	2.92%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	3,663.4	3,469.2
State or local agency obligations	165.5	134.2
MBS:
Other U.S. obligations single family MBS	255.9	268.5
GSE single-family MBS	2,745.4	2,383.6
GSE multifamily MBS	1,110.9	1,010.5
Private label residential MBS	783.1	822.7
Private label home equity line of credit (HELOCs)	—	9.2
Total AFS securities	$8,726.2	$8,099.9
Yield on AFS securities	1.96%	2.05%
HTM securities:
State or local agency obligations	$142.1	$169.5
MBS:
Other U.S. obligations single family MBS	758.4	819.6
GSE single-family MBS	273.6	294.6
GSE multifamily MBS	845.8	863.1
Private label residential MBS	487.6	516.5
Total HTM securities	$2,507.5	$2,663.3
Yield on HTM securities	2.24%	2.23%
Total investment securities	$11,646.2	$11,157.9
Yield on investment securities	2.05%	2.12%

As of March 31, 2016, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,658.5	$4,688.6
Fannie Mae	2,389.5	2,403.8
Federal Farm Credit Banks	1,887.4	1,887.4
Ginnie Mae	810.2	814.8
Total	$9,745.6	$9,794.6

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk - Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of March 31, 2016, the Bank was obligated to fund approximately $480.4 million in additional advances and BOB loans, $19.2 million of mortgage loans and $20.8 billion in outstanding standby letters of credit, and to issue $3.0 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operating risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $426 million as of March 31, 2016. The Bank's retained earnings of $897.7 million at March 31, 2016 exceeded the target.

Retained earnings increased $16.5 million to $897.7 million at March 31, 2016, compared to $881.2 million at December 31, 2015. The increase in retained earnings during the three months ended March 31, 2016 reflected net income that was offset by $40.0 million of dividends paid. Total retained earnings at March 31, 2016 included unrestricted retained earnings of $723.9 million and restricted retained earnings (RRE) of $173.8 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2015 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,
(in millions)	2016	2015
Permanent capital:
Capital stock (1)	$3,319.6	$3,545.7
Retained earnings	897.7	881.2
Total permanent capital	$4,217.3	$4,426.9
RBC requirement:
Credit risk capital	$472.1	$477.0
Market risk capital	120.5	154.2
Operations risk capital	177.8	189.4
Total RBC requirement	$770.4	$820.6
Excess permanent capital over RBC requirement	$3,446.9	$3,606.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

On March 15, 2016, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2015. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2016.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at March 31, 2016.

	March 31,	December 31,
(dollars in millions)	2016	2015
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,676.2	$3,853.5
Regulatory capital	4,217.3	4,426.9
Total assets	91,904.9	96,329.8
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.6%	4.6%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,595.2	$4,816.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	6,326.0	6,640.5
Leverage ratio (leverage capital as a percentage of total assets)	6.9%	6.9%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2016		December 31, 2015
Commercial banks	167	$2,788.7	170	$3,055.3
Thrifts	67	300.8	69	278.1
Insurance companies	18	181.4	17	161.1
Credit unions	50	42.4	49	44.7
Community Development Financial Institution (CDFI)	2	0.4	2	0.5
Total member institutions / total GAAP capital stock	304	$3,313.7	307	$3,539.7
Mandatorily redeemable capital stock		5.9		6.0
Total capital stock		$3,319.6		$3,545.7

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2015 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2015 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the three months ended March 31, 2016.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressful housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended March 31, 2016 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of March 31, 2016. The more stressful scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

Proposed and Recently Issued Accounting Guidance. The Financial Accounting Standards Board (FASB) has been working on various changes related to the accounting for financial instruments including credit losses and derivatives and hedging activities. The FASB's financial instruments projects may have a material impact on the Bank's reporting of its financial condition and results of operations. The Bank will continue to monitor the FASB's progress on these matters.

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

The FASB also issued guidance which amends the accounting for leases. The guidance will require lessees to recognize a right-of-use asset and lease liability for virtually all leases, other than short term leases. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2019.

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

Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that the Bank would fall into the middle category, Level 2. The proposed rule would supplement existing Finance Agency executive compensation rules.

The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together, “covered persons”) that could lead to a material financial loss at the Bank. If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to:

•	mandatory deferrals of 50% and 40% of annual incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016. The Bank is currently assessing the effect of the proposed rule.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operating risk, and business risk in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential market trends including those described in Item 1A. Risk Factors in the Bank's 2015 Form 10-K. Details regarding the Bank's Risk Governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2015 Form 10-K.

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

The MV/CS ratio was 127.2% at March 31, 2016 and 127.9% at December 31, 2015. The decline was primarily due to a decrease in the estimated fair value of MPF loans and a modest increase in funding and advance spreads relative to LIBOR, which were partially offset by the decrease in capital stock balances due to lower advance balances.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency guidance. According to policy, the Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below) as qualifying collateral unless there are certain mitigating factors including an LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation) and one of the following: (1) a debt-to-income ratio of 35% (50% if loan level data is provided by member) or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their Qualifying Collateral Report (QCR) each quarter and provide periodic certification that they comply with the FFIEC guidance. Loans identified as subprime which do not have the mitigating factors described above are not included when determining a member’s maximum borrowing capacity (MBC).

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by third-party specialists or the Bank's model validation department, both of which are considered to be independent. The model validations are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is independent of the model owner who is responsible for measuring risk and the units conducting the business transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to the Bank's Asset and Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the valuation of such risks to ensure that they are well controlled and effective and result in reasonable fair values.

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

The following table presents the Bank's duration of equity exposure at March 31, 2016 and December 31, 2015. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
March 31, 2016	0.3	0.8	1.2
December 31, 2015	(0.6)	0.2	0.8

Duration of equity changes in the first quarter of 2016 primarily reflect the impact of balance sheet management actions which more than offset the impact of lower long-term interest rates. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2016	9	19	32	39
December 31, 2015	32	(40)	108	143

The changes in ROE spread volatility in the first quarter of 2016 were mainly the result of the aging and replacement of term funding along with the lower long-term interest rate environment. These factors, along with other balance sheet management actions, affected ROE spread volatility differently in each scenario, as displayed in the table above. The Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2016 and December 31, 2015.

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

During the first three months of 2016, the daily limit of mark-to-market risk as approved by the Board was $3.5 million. The daily exposure was within this guideline throughout the first quarter of 2016. At March 31, 2016, mark-to-market risk measured $1.9 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At March 31, 2016, aggregate TCE was $91.0 billion, comprised of approximately $68.8 billion in advance principal outstanding, $21.4 billion in letters of credit (including forward commitments), $0.5 billion in advance commitments, and $0.3 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2015 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

The financial condition of all members and eligible nonmember housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter’s results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A rating in one of the higher number (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate financial analysis method is used to analyze insurance company exposure. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During the first three months of 2016, there was one failure of FDIC-insured institutions nationwide. The institution was not a member of the Bank.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member advance exposure; losses have been reserved for mortgage loan exposure in the MPF program.

The following table presents the Bank’s top ten members with respect to their TCE at March 31, 2016.

	March 31, 2016
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$24,292.8	26.7%
Santander Bank, N.A., DE (2)	14,824.7	16.3
Chase Bank USA, N.A., DE	10,305.3	11.3
TD Bank, National Association, DE	8,232.2	9.0
Ally Bank, UT (3)	6,382.2	7.0
Citizens Bank of Pennsylvania, PA	4,170.6	4.6
Customers Bank, PA	3,213.1	3.5
MetLife Insurance Company USA, DE	1,723.0	1.9
First Commonwealth Bank, PA	1,419.9	1.6
Northwest Savings Bank, PA	1,165.1	1.3
	75,728.9	83.2
Other financial institutions	15,285.9	16.8
Total TCE outstanding	$91,014.8	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of March 31, 2016.

	March 31, 2016
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$18,935.0	27.5%
Santander Bank, N.A., DE (2)	12,835.0	18.6
Chase Bank USA, N.A., DE	10,300.0	15.0
Ally Bank, UT (3)	6,370.0	9.3
Citizens Bank of Pennsylvania, PA	2,250.0	3.3
MetLife Insurance Company USA, DE	1,720.0	2.5
Customers Bank, PA	1,633.7	2.4
First Commonwealth Bank, PA	1,418.2	2.0
WesBanco Bank, Inc., WV	1,023.3	1.5
National Penn Bank, PA	970.3	1.4
	57,455.5	83.5
Other borrowers	11,335.6	16.5
Total advances	$68,791.1	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) For Bank membership purposes, principal place of business is Horsham, PA.

The average year-to-date March 31, 2016 balances for the ten largest borrowers totaled $58.8 billion, or 84.1% of total average advances outstanding. During the three months ended March 31, 2016, the maximum outstanding balance to any one borrower was $20.9 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of March 31, 2016 and December 31, 2015. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	March 31, 2016	December 31, 2015
Letters of credit:
Public unit deposit	$20,730.8	$20,149.1
Other	22.1	22.5
Total (1)	$20,752.9	$20,171.6
Notes:
(1) For March 31, 2016 and December 31, 2015 respectively, excludes approved requests to issue future standby letters of credit of $165.4 million and $136.4 million; also excludes available master standby letters of credit of $485.3 million and $479.4 million at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, the Bank had a concentration of letters of credit with two members (PNC Bank and TD Bank) totaling $13.5 billion or 63.2% of the total outstanding amount. At December 31, 2015, $12.9 billion or 63.9% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2015 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2015 Form 10-K.

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2016 and December 31, 2015. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	March 31, 2016		December 31, 2015
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$83,066.7	40.9%	$82,284.4	41.7%
High quality investment securities(1)	13,886.9	6.8	10,055.1	5.1
ORERC(2)/CFI eligible collateral	88,950.1	43.8	88,560.7	44.8
Multi-family residential mortgage loans	17,377.6	8.5	16,571.7	8.4
Total eligible collateral value	$203,281.3	100.0%	$197,471.9	100.0%
Total TCE	$91,014.8		$95,919.2
Collateralization ratio (eligible collateral value to TCE outstanding)	223.3%		205.9%
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
(2) Other real estate related collateral

For only member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2016 and December 31, 2015.

	March 31, 2016
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$66,776.9	37.4%	$11,480.4	71.3%	$111.4	20.7%	$78,368.7	40.2%
High quality investment securities(1)	8,278.0	4.6	4,628.2	28.7	58.1	10.8	12,964.3	6.7
ORERC/CFI eligible collateral	86,131.1	48.3	—	—	352.5	65.5	86,483.6	44.3
Multi-family residential mortgage loans	17,222.9	9.7	—	—	16.2	3.0	17,239.1	8.8
Total eligible collateral value	$178,408.9	100.0%	$16,108.6	100.0%	$538.2	100.0%	$195,055.7	100.0%
Total TCE	$77,638.9	85.3%	$13,284.7	14.6%	$91.2	0.1%	$91,014.8	100.0%
Number of members	203	91.4%	12	5.4%	7	3.2%	222	100.0%

	December 31, 2015
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$66,514.2	37.8%	$11,547.9	81.8%	$116.9	21.8%	$78,179.0	41.0%
High quality investment securities(1)	6,509.8	3.7	2,564.9	18.2	54.5	10.2	9,129.2	4.8
ORERC/CFI eligible collateral	86,301.8	49.1	—	—	347.2	64.9	86,649.0	45.5
Multi-family residential mortgage loans	16,474.6	9.4	—	—	16.5	3.1	16,491.1	8.7
Total eligible collateral value	$175,800.4	100.0%	$14,112.8	100.0%	$535.1	100.0%	$190,448.3	100.0%
Total TCE	$83,049.8	86.6%	$12,781.2	13.3%	$88.2	0.1%	$95,919.2	100.0%
Number of members	211	91.7%	11	4.8%	8	3.5%	230	100.0%
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

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of March 31, 2016 and December 31, 2015, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.6 billion and $1.7 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2016 and December 31, 2015 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2016 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Securities purchased under agreements to resell	$—	$—	$—	$—	$500.0	$500.0
Federal funds sold	—	2,150.0	3,400.0	100.0	—	5,650.0
Total money market investments	—	2,150.0	3,400.0	100.0	500.0	6,150.0
Investment securities:
GSE and TVA obligations	—	4,069.9	—	—	—	4,069.9
State or local agency obligations	30.6	267.9	9.1	—	—	307.6
Total non-MBS	30.6	4,337.8	9.1	—	—	4,377.5
Other U.S. obligations single family MBS	—	1,014.3	—	—	—	1,014.3
GSE single-family MBS	—	3,019.0	—	—	—	3,019.0
GSE multifamily MBS	—	1,956.7	—	—	—	1,956.7
Private label residential MBS	—	3.1	36.1	205.3	1,023.9	1,268.4
Total MBS	—	5,993.1	36.1	205.3	1,023.9	7,258.4
Total investments	$30.6	$12,480.9	$3,445.2	$305.3	$1,523.9	$17,785.9

	December 31, 2015 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Securities purchased under agreements to resell	$500.0	$—	$—	$—	$500.0	$1,000.0
Federal funds sold	—	1,850.0	2,130.0	—	—	3,980.0
Total money market investments	500.0	1,850.0	2,130.0	—	500.0	4,980.0
Investment securities:
GSE and TVA obligations	—	3,858.5	—	—	—	3,858.5
State or local agency obligations	30.5	264.5	8.7	—	—	303.7
Total non-MBS	30.5	4,123.0	8.7	—	—	4,162.2
Other U.S. obligations single family MBS	—	1,088.1	—	—	—	1,088.1
GSE single-family MBS	—	2,678.2	—	—	—	2,678.2
GSE multifamily MBS	—	1,873.6	—	—	—	1,873.6
Private label residential MBS	—	3.3	39.0	210.9	1,083.4	1,336.6
HELOCs	—	—	—	—	9.2	9.2
Total MBS	—	5,643.2	39.0	210.9	1,092.6	6,985.7
Total investments	$530.5	$11,616.2	$2,177.7	$210.9	$1,592.6	$16,127.9
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $8.0 million and $7.4 million at March 31, 2016 and December 31, 2015 respectively.
(2) Balances exclude $2.3 million and $2.6 million pertaining to one unrated private label MBS security at March 31, 2016 and December 31, 2015, respectively.
(3) Balances exclude total accrued interest of $26.0 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, the Bank had unsecured exposure to 12 counterparties totaling $5.7 billion with three counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at March 31, 2016 and December 31, 2015. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions) Carrying Value (1)
	March 31, 2016	December 31, 2015
Federal funds sold	$5,650.0	$3,980.0
Total	$5,650.0	$3,980.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2016, 69% of the Bank’s unsecured investment credit exposure in Federal funds sold was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2016, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2016 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$950.0	$700.0	$—	$1,650.0
U.S. subsidiaries of foreign commercial banks	—	—	100.0	100.0
Total domestic and U.S. subsidiaries of foreign commercial banks	950.0	700.0	100.0	1,750.0
U.S. branches and agency offices of foreign commercial banks:
Australia	250.0	—	—	250.0
Canada	—	1,300.0	—	1,300.0
France	—	300.0	—	300.0
Netherlands	—	600.0	—	600.0
Sweden	950.0	500.0	—	1,450.0
Total U.S. branches and agency offices of foreign commercial banks	1,200.0	2,700.0	—	3,900.0
Total unsecured investment credit exposure	$2,150.0	$3,400.0	$100.0	$5,650.0

(in millions)
December 31, 2015 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$950.0	$380.0	$—	$1,330.0
U.S. branches and agency offices of foreign commercial banks:
Australia	400.0	—	—	400.0
Canada	—	650.0	—	650.0
Finland	500.0	—	—	500.0
Netherlands	—	600.0	—	600.0
Sweden	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	900.0	1,750.0	—	2,650.0
Total unsecured investment credit exposure	$1,850.0	$2,130.0	$—	$3,980.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after March 31, 2016.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either March 31, 2016 or December 31, 2015.

At March 31, 2016 and December 31, 2015, all the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $4.4 billion and $4.2 billion at March 31, 2016 and December 31, 2015, respectively. The slight increase was due to purchases of $481.8 million, partially offset by paydowns of $174.6 million and the sale of 11 AFS Agency securities with a book value of $178.2 million.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio at March 31, 2016 was $6.0 billion which was an increase of $350.1 million from December 31, 2015. This was due to purchases of $581.9 million of securities and increases in the in fair value of the securities, partially offset by paydowns of $251.0 million.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. The carrying value of the Bank’s private label MBS portfolio at March 31, 2016 was $1.3 billion which was a decrease of $77.7 million from December 31, 2015. This decline was primarily due to repayments and the sale of five HELOC securities with a book value of $8.4 million.

Unrealized gains of OTTI securities in AOCI at March 31, 2016 was $59.7 million compared to $73.0 million at December 31, 2015. The decrease was due to recovery of OTTI and the sale of the HELOC securities. The weighted average prices on OTTI securities were 86.6 and 87.5 at March 31, 2016 and December 31, 2015, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from four third-party pricing services. There continues to be unobservable inputs and a lack significant market activity for private label MBS; therefore, as of March 31, 2016, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2015 Form 10-K.

Approximately 17.5% of the Bank’s MBS portfolio at March 31, 2016 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of March 31, 2016.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$3.1	$—	$—	$3.1
A	6.3	29.7	—	36.0
BBB	173.7	29.9	3.2	206.8
Below investment grade:
BB	100.6	27.2	—	127.8
B	83.4	—	—	83.4
CCC	10.7	131.5	—	142.2
CC	1.3	—	—	1.3
D	381.6	408.4	1.9	791.9
Unrated	2.3	—	—	2.3
Total	$763.0	$626.7	$5.1	$1,394.8
Amortized cost	$684.0	$523.2	$4.3	$1,211.5
Gross unrealized losses (1)	(5.9)	(4.4)	(0.4)	(10.7)
Fair value	713.1	547.8	4.0	1,264.9
OTTI (2):
Total OTTI taken	$—	$—	$—	$—
Noncredit-related OTTI taken	—	(0.2)	—	(0.2)
Credit-related OTTI taken	$—	$(0.2)	$—	$(0.2)
Weighted average fair value/par	93.5%	87.4%	78.4%	90.7%
Original weighted average credit support	6.5	9.7	9.9	8.0
Weighted-average credit support - current	7.4	5.6	35.7	6.7
Weighted avg. collateral delinquency(3)	10.2	15.8	21.5	12.8
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $456.7 million and $442.4 million, respectively at March 31, 2016.
(2) For the three months ended March 31, 2016.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $0.2 million of credit-related OTTI charges in earnings during the three months ended March 31, 2016, and none during the three months ended March 31, 2015. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell, any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its first quarter of 2016 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	14.4	7.9	25.8	6.2
Alt-A	13.2	16.8	35.7	5.5
Subprime	5.2	25.1	60.1	35.7
Total Private Label Residential MBS	13.8	12.1	30.5	6.0

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	March 31, 2016	March 31, 2015
Number of private label MBS with an OTTI charge:
Life-to-date	60	57
Still outstanding	43	45
Total OTTI credit loss recorded life-to-date	$456.1	$454.0
Principal write-downs on private label MBS	(143.4)	(125.1)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(114.7)	(106.0)
Private label MBS matured (less principal write-downs realized)	(4.4)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$193.6	$218.5

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $6.0 million and $7.0 million for the first quarter of 2016 and 2015, respectively; and $92.9 million life-to-date. The OTTI recovered through interest income was recognized on 37 and 36 private label MBS securities for the three months ended March 31, 2016 and 2015, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first three months of 2016 and 2015.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at March 31, 2016. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.1 billion at both March 31, 2016 and December 31, 2015 after an allowance for credit losses of $6.0 million and $5.7 million, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2016, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2016, $42.1 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2016 was $10.4 million and $4.2 million, respectively. As of December 31, 2015, the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $10.8 million and $4.4 million, respectively.

BOB Loans. See Note 1. Summary of Significant Accounting policies in Item 8 in the Bank's 2015 Form 10-K for a description of the BOB program. At March 31, 2016, the allowance for credit losses on BOB loans was $1.9 million a decrease of $0.2 million from December 31, 2015.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2016.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2016.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2016 and December 31, 2015.

(in millions)	March 31, 2016
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$879.0	$2.0	$—	$2.0
A	2,707.2	15.0	(13.2)	1.8
Liability positions with credit exposure:
Uncleared derivatives
BBB	2,050.9	(5.8)	6.2	0.4
Cleared derivatives (2)	38,591.6	(288.8)	367.1	78.3
Total derivative positions with credit exposure to non-member counterparties	44,228.7	(277.6)	360.1	82.5
Member institutions (3)	19.2	0.1	—	0.1
Total	$44,247.9	$(277.5)	$360.1	$82.6
Derivative positions without credit exposure	5,514.6
Total notional	$49,762.5

(in millions)	December 31, 2015
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$10.0	$0.1	$—	$0.1
A	1,390.4	2.9	(1.9)	1.0
Liability positions with credit exposure:
Cleared derivatives (2)	32,509.6	(167.7)	232.2	64.5
Total derivative positions with credit exposure to non-member counterparties	33,910.0	(164.7)	230.3	65.6
Member institutions (3)	9.9	0.3	—	0.3
Total	$33,919.9	$(164.4)	$230.3	$65.9
Derivative positions without credit exposure	10,649.9
Total notional	$44,569.8
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2016. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of March 31, 2016 and December 31, 2015.

Notional Greater Than 10%	March 31, 2016			December 31, 2015
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	BBB	$2,442.5	21.9	BBB	$2,343.0	19.4
Morgan Stanley Capital	BBB	2,050.9	18.4	BBB	2,136.5	17.7
Bank of America, NA	A	1,118.1	10.0	A	1,530.5	12.7
Barclays Bank	(1)	(1)	(1)	A	1,916.9	15.9
All others	n/a	5,559.4	49.7	n/a	4,133.3	34.3
Total		$11,170.9	100.0		$12,060.2	100.0

Net Credit Exposure Greater Than 10%	March 31, 2016			December 31, 2015
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Wells Fargo Bank, NA	AA	$1.8	40.7	(3)	(3)	(3)
JP Morgan Chase Bank, NA	A	0.6	14.4	A	$0.4	25.8
Citi Bank, NA	A	0.5	12.4	(3)	(3)	(3)
Bank of America, NA	A	0.5	12.2	(3)	(3)	(3)
BNP Paribas	(2)	(2)	(2)	A	0.7	49.1
All others	n/a	0.9	20.3	n/a	0.3	25.1
Total		$4.3	100.0		$1.4	100.0
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

(in millions)	March 31, 2016			December 31, 2015
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$30.6	$30.6	$30.6	$32.6	$32.6	$32.6
France	—	—	—	0.6	—	0.4
United Kingdom	15.6	7.0	6.7	14.1	6.7	6.5
Germany	14.4	—	—	15.7	0.7	0.4
Total	$60.6	$37.6	$37.3	$63.0	$40.0	$39.9
Note: The average maturity of these derivative contracts is July 2019 at both March 31, 2016 and December 31, 2015. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	March 31, 2016			December 31, 2015
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$0.4	$0.2	$0.8	$1.3	$—	$0.4
United Kingdom	0.2	—	—	0.1	—	—
Total	$0.6	$0.2	$0.8	$1.4	$—	$0.4
Note: The average maturity of these derivative contracts is November 2019 at both March 31, 2016 and December 31, 2015. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these strategies and are described further in the Bank's 2015 Form 10-K.

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of March 31, 2016. These ratings measure the likelihood of timely payment of principal and interest. In April 2016, Moody's affirmed the Aaa senior debt and P-1 ratings of the FHLBank System and affirmed the Aaa bank deposit and P-1 ratings of all 11 FHLBanks and the A2 subordinated debt of FHLBank Chicago. The outlook on the FHLB System's and FHLBanks' ratings is stable.

At March 31, 2016, the Bank’s consolidated obligation bonds outstanding increased to $58.5 billion compared to $48.6 billion at December 31, 2015. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at March 31, 2016 decreased to $28.0 billion compared to $42.3 billion at December 31, 2015.

Funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) remained virtually unchanged during the first quarter of 2016. There was however, modest improvement in swap spreads at less than 2 years as investor demand increased for shorter term maturities on FHLB consolidated obligations. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At March 31, 2016, callable bonds issued by the Bank were down approximately $452 million from December 31, 2015. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2015 Form 10-K for additional information. The Bank was in compliance with these requirements at March 31, 2016.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At March 31, 2016 and December 31, 2015, excess contingency liquidity was approximately $23.2 billion and $20.8 billion, respectively.

Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2015 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance

Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2015 Form 10-K for additional information.

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

Business Risk. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning. For additional information, on operating and business risks, see the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2015 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2016	2015
Interest income:
Advances	$131,856	$73,741
Prepayment fees on advances, net	77	1,068
Interest-bearing deposits	339	79
Securities purchased under agreements to resell	424	161
Federal funds sold	6,307	1,379
Trading securities	2,816	1,997
Available-for-sale (AFS) securities	38,800	37,233
Held-to-maturity (HTM) securities	14,520	16,703
Mortgage loans held for portfolio	29,700	30,756
Total interest income	224,839	163,117
Interest expense:
Consolidated obligations - discount notes	33,262	9,102
Consolidated obligations - bonds	109,643	78,423
Mandatorily redeemable capital stock	74	1
Deposits	396	55
Other borrowings	2	4
Total interest expense	143,377	87,585
Net interest income	81,462	75,532
Provision (benefit) for credit losses	226	(461)
Net interest income after provision (benefit) for credit losses	81,236	75,993
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—
OTTI losses reclassified to (from) AOCI (Note 5)	(239)	—
Net OTTI losses, credit portion (Note 5)	(239)	—
Net gains on trading securities (Note 2)	17,274	6,777
Realized gains from sales of AFS securities (Note 3)	12,708	—
Net (losses) on derivatives and hedging activities (Note 9)	(35,621)	(7,572)
Gain on litigation settlement, net	—	15,263
Standby letters of credit fees	6,299	5,949
Other, net	416	566
Total other noninterest income	837	20,983
Other expense:
Compensation and benefits	10,222	10,321
Other operating	6,303	5,266
Finance Agency	1,655	1,380
Office of Finance	1,057	987
Total other expense	19,237	17,954
Income before assessments	62,836	79,022
Affordable Housing Program (AHP) assessment	6,291	7,902
Net income	$56,545	$71,120
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	33,875	29,367
Basic and diluted earnings per share	$1.67	$2.42
Dividends per share	$1.18	$3.40
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
Net income	$56,545	$71,120
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains	37,804	22,488
Reclassification of realized gains included in net income	(11,291)	—
Total net unrealized gains on AFS	26,513	22,488
Net non-credit portion of OTTI losses on AFS securities:
Net change in fair value of OTTI securities	(12,050)	2,061
Reclassification of gains included in net income	(1,417)	—
Net amount of impairment losses reclassified to non-interest income	239	—
Total net non-credit portion of OTTI gains (losses) on AFS securities	(13,228)	2,061
Reclassification of net losses (gains) included in net income relating to hedging activities	(7)	(8)
Pension and post-retirement benefits	43	82
Total other comprehensive income	13,321	24,623
Total comprehensive income	$69,866	$95,743
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$1,763,021	$2,376,964
Interest-bearing deposits	6,003	6,075
Federal funds sold	5,650,000	3,980,000
Securities purchased under agreements to resell	500,000	1,000,000
Investment securities:
Trading securities (Note 2)	412,526	394,737
AFS securities at fair value (Note 3)	8,726,182	8,099,894
HTM securities; fair value of $2,536,300 and $2,684,071, respectively (Note 4)	2,507,490	2,663,304
Total investment securities	11,646,198	11,157,935
Advances, net (Note 6)	69,021,870	74,504,776
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $5,962 and $5,665, respectively (Note 8)	3,073,756	3,086,855
Banking on Business (BOB) loans, net of allowance for credit losses of $1,904 and $2,052, respectively (Note 8)	10,934	11,276
Accrued interest receivable	118,895	107,345
Premises, software and equipment, net	12,118	10,687
Derivative assets (Note 9)	82,600	65,855
Other assets	19,499	22,015
Total assets	$91,904,894	$96,329,783

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	March 31, 2016	December 31, 2015
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$700,600	$635,468
Noninterest-bearing	35,273	50,469
Total deposits	735,873	685,937
Consolidated obligations, net: (Note 10)
Discount notes	28,006,437	42,275,544
Bonds	58,479,387	48,600,753
Total consolidated obligations, net	86,485,824	90,876,297
Mandatorily redeemable capital stock (Note 11)	5,887	6,053
Accrued interest payable	118,174	92,765
AHP payable	73,097	70,907
Derivative liabilities (Note 9)	26,462	42,508
Other liabilities	154,134	53,715
Total liabilities	87,599,451	91,828,182
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 33,136 and 35,396 shares, respectively	3,313,661	3,539,648
Retained earnings:
Unrestricted	723,926	718,727
Restricted	173,852	162,543
Total retained earnings	897,778	881,270
Accumulated Other Comprehensive Income (AOCI)	94,004	80,683
Total capital	4,305,443	4,501,601
Total liabilities and capital	$91,904,894	$96,329,783
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$56,545	$71,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(4,002)	(20,148)
Net change in derivative and hedging activities	31,551	(12,477)
Net OTTI credit losses	239	—
Realized gains from sales of AFS securities	(12,708)	—
Other adjustments	226	(461)
Net change in:
Trading securities	(17,789)	(14,839)
Accrued interest receivable	(11,566)	(1,081)
Other assets	1,692	1,063
Accrued interest payable	25,411	46,410
Other liabilities	1,349	1,180
Net cash provided by operating activities	$70,948	$70,767
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $72 and $(1,307) from/to other FHLBanks for mortgage loan program)	$(123,493)	$36,895
Securities purchased under agreements to resell	500,000	—
Federal funds sold	(1,670,000)	(330,000)
AFS securities:
Proceeds (includes $197,999 from sale of AFS securities in 2016)	509,496	578,529
Purchases	(943,689)	(499,868)
HTM securities:
Proceeds from long-term maturities	175,767	167,323
Purchases of long-term	(19,999)	—
Advances:
Proceeds	175,711,711	128,836,510
Made	(170,167,377)	(127,764,258)
Mortgage loans held for portfolio:
Proceeds	100,063	109,399
Purchases	(89,624)	(71,230)
Proceeds from sales of foreclosed assets	2,427	3,155
Premises, software and equipment:
Proceeds from sale	317	—
Purchases	(1,392)	(704)
Net cash provided by investing activities	$3,984,207	$1,065,751

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2016	2015
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$61,474	$109,889
Net payments for derivative contracts with financing element	(18,504)	(7,857)
Net proceeds from issuance of consolidated obligations:
Discount notes	20,322,844	38,654,859
Bonds	19,230,745	5,919,557
Payments for maturing and retiring consolidated obligations:
Discount notes	(34,604,985)	(38,637,702)
Bonds	(9,394,482)	(4,425,194)
Proceeds from issuance of capital stock	703,244	609,893
Payments for repurchase/redemption of mandatorily redeemable capital stock	(166)	(17)
Payments for repurchase/redemption of capital stock	(929,231)	(587,122)
Cash dividends paid	(40,037)	(99,759)
Net cash (used in) provided by financing activities	$(4,669,098)	$1,536,547
Net (decrease) increase in cash and due from banks	$(613,943)	$2,673,065
Cash and due from banks at beginning of the period	2,376,964	2,451,131
Cash and due from banks at end of the period	$1,763,021	$5,124,196
Supplemental disclosures:
Interest paid	$100,228	$53,255
AHP payments	4,101	1,900
Transfers of mortgage loans to real estate owned	2,056	1,491
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956
Issuance of capital stock	6,099	609,893	—	—	—	—	609,893
Repurchase/redemption of capital stock	(5,871)	(587,122)	—	—	—	—	(587,122)
Comprehensive income	—	—	56,896	14,224	71,120	24,623	95,743
Cash dividends	—	—	(99,759)	—	(99,759)	—	(99,759)
March 31, 2015	30,638	$3,063,747	$683,446	$125,462	$808,908	$149,056	$4,021,711

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Issuance of capital stock	7,032	703,244	—	—	—	—	703,244
Repurchase/redemption of capital stock	(9,292)	(929,231)	—	—	—	—	(929,231)
Comprehensive income	—	—	45,236	11,309	56,545	13,321	69,866
Cash dividends	—	—	(40,037)	—	(40,037)	—	(40,037)
March 31, 2016	33,136	$3,313,661	$723,926	$173,852	$897,778	$94,004	$4,305,443
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

The Federal Housing Finance Agency (Finance Agency) is the independent regulator of the FHLBanks. The mission of the Finance Agency is to ensure the FHLBanks operate in a safe and sound manner so they serve as a reliable source for liquidity and funding for housing finance and community investment. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. To the extent that any reclassifications were made, the reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in the Bank's 2015 Form 10-K.

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02 or Advisory Bulletin). The Advisory Bulletin established guidelines for adverse classification of various assets, primarily MPF loans at the Bank, and required the Bank to charge-off the portion of the loan classified as a “loss.” The Bank implemented the classification provisions on January 1, 2014. During the first quarter 2014, the Bank incorporated estimates of fair values on loans as applicable under the Advisory Bulletin in its calculation of the required “loss” on MPF loans. The Bank adopted the charge-off provisions of the Advisory Bulletin on January 1, 2015. The adoption of the Advisory Bulletin did not have a material impact on the Bank’s financial condition or results of operations.

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

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance which requires the Bank to present debt issuance costs as a direct deduction from the related debt on the Statement of Condition, consistent with debt discounts. This guidance was effective for the Bank beginning January 1, 2016 and was applied retrospectively, resulting in an immaterial reclassification of debt issuance costs from Other Assets to Consolidated Obligations in the Bank's Statement of Condition.

Cloud Computing Arrangements. In April 2015, the FASB issued guidance which clarifies circumstances under which a cloud computing arrangement should be accounted for as a license of internal-use software as opposed to a service contract. This guidance was effective for the Bank beginning January 1, 2016 and did not impact the Bank's financial condition or results of operations.

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

Leases. In February 2016, the FASB issued guidance which amends the accounting for leases. This guidance will require lessees to recognize a right-of-use asset and lease liability for virtually all leases, other than short-term leases. The Bank is evaluating the impact of this guidance, which will be effective for the Bank beginning January 1, 2019.

Derivative Novations. In March 2016, the FASB issued guidance which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of the hedge relationship provided that all other hedge

Notes to Financial Statements (continued)

accounting criteria continue to be met. This position is consistent with the SEC Staff’s position on novations, as well as the Bank’s practice. The guidance was early-adopted by the Bank as of January 1, 2016 and had no impact on the Bank.

Contingent Put and Call Options in Debt Instruments. In March 2016, the FASB issued an ASU to eliminate diversity in practice when determining whether the economic characteristics of an embedded put or call option in a debt instrument are clearly and closely related to the debt host. The ASU clarifies that the four-step decision process in GAAP is to be used. The Bank expects its embedded derivatives to continue to not require bifurcation as a result of this guidance, which will be effective for the Bank beginning January 1, 2017.

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Non-MBS:
Mutual funds	$6,004	$5,442
GSE and Tennessee Valley Authority (TVA) obligations	406,522	389,295
Total	$412,526	$394,737

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.1 million and $5.6 million at March 31, 2016 and December 31, 2015, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the first quarter of 2016 and 2015.

	Three months ended March 31,
(in thousands)	2016	2015
Net unrealized gains on trading securities held at period-end	$17,274	$6,777
Net realized gains on securities sold/matured during the period	—	—
Net gains on trading securities	$17,274	$6,777

Notes to Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of March 31, 2016 and December 31, 2015.

	March 31, 2016
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,662,242	—	12,649	(11,519)	3,663,372
State or local agency obligations	158,219	—	7,300	(19)	165,500
Total non-MBS	$3,822,454	$—	$19,954	$(11,538)	$3,830,870
MBS:
Other U.S. obligations single family MBS	$256,172	$—	$73	$(335)	$255,910
GSE single-family MBS	2,736,890	—	11,565	(3,035)	2,745,420
GSE multifamily MBS	1,091,914	—	20,788	(1,835)	1,110,867
Private label residential MBS	723,749	(2,953)	62,721	(402)	783,115
Total MBS	$4,808,725	$(2,953)	$95,147	$(5,607)	$4,895,312
Total AFS securities	$8,631,179	$(2,953)	$115,101	$(17,145)	$8,726,182

	December 31, 2015
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,468,665	—	15,332	(14,792)	3,469,205
State or local agency obligations	133,038	—	2,055	(973)	134,120
Total non-MBS	$3,603,696	$—	$17,392	$(15,765)	$3,605,323
MBS:
Other U.S. obligations single family MBS	$268,105	$—	$501	$(70)	$268,536
GSE single-family MBS	2,378,589	—	9,965	(4,924)	2,383,630
GSE multifamily MBS	1,008,511	—	5,614	(3,628)	1,010,497
Private label MBS:
Private label residential MBS	751,703	(889)	72,263	(337)	822,740
HELOCs	7,572	—	1,596	—	9,168
Total private label MBS	759,275	(889)	73,859	(337)	831,908
Total MBS	$4,414,480	$(889)	$89,939	$(8,959)	$4,494,571
Total AFS securities	$8,018,176	$(889)	$107,331	$(24,724)	$8,099,894
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the Bank's benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $6.7 million at both March 31, 2016 and December 31, 2015, and are included in Other liabilities in the Statement of Condition.

As of March 31, 2016, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $11.8 million, credit losses of $193.6 million and OTTI-related accretion adjustments of $29.5 million. As of December 31, 2015, these amounts were $9.7 million, $205.9 million and $31.5 million, respectively.

Notes to Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Non-credit portion of OTTI losses	$(2,953)	$(889)
Net unrealized gains on OTTI securities since their last OTTI credit charge	62,695	73,859
Net non-credit portion of OTTI gains on AFS securities in AOCI	$59,742	$72,970

The following tables summarize the AFS securities with unrealized losses as of March 31, 2016 and December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,834,022	$(8,372)	$353,858	$(3,147)	$2,187,880	$(11,519)
State or local agency obligations	8,579	(7)	3,788	(12)	12,367	(19)
Total non-MBS	$1,842,601	$(8,379)	$357,646	$(3,159)	$2,200,247	$(11,538)
MBS:
Other U.S. obligations single family MBS	$154,459	$(280)	$11,256	$(55)	$165,715	$(335)
GSE single-family MBS	934,233	(1,716)	113,811	(1,319)	1,048,044	(3,035)
GSE multifamily MBS	130,987	(1,468)	23,358	(367)	154,345	(1,835)
Private label residential MBS	62,733	(2,967)	9,150	(388)	71,883	(3,355)
Total MBS	$1,282,412	$(6,431)	$157,575	$(2,129)	$1,439,987	$(8,560)
Total	$3,125,013	$(14,810)	$515,221	$(5,288)	$3,640,234	$(20,098)

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$2,396,493	$(12,937)	$184,772	$(1,855)	$2,581,265	$(14,792)
State or local agency obligations	41,727	(863)	3,890	(110)	45,617	(973)
Total non-MBS	$2,438,220	$(13,800)	$188,662	$(1,965)	$2,626,882	$(15,765)
MBS:
Other U.S. obligations single family MBS	$70,490	$(48)	$11,984	$(22)	$82,474	$(70)
GSE single-family MBS	465,658	(761)	114,028	(4,163)	579,686	(4,924)
GSE multifamily MBS	420,982	(3,628)	—	—	420,982	(3,628)
Private label residential MBS	65,080	(775)	9,332	(451)	74,412	(1,226)
Total MBS	$1,022,210	$(5,212)	$135,344	$(4,636)	$1,157,554	$(9,848)
Total	$3,460,430	$(19,012)	$324,006	$(6,601)	$3,784,436	$(25,613)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2016 and December 31, 2015 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$182,594	$182,484	$28,706	$28,688
Due after one year through five years	1,980,838	1,980,405	1,925,398	1,919,024
Due after five years through ten years	656,101	665,291	812,550	825,558
Due in more than ten years	1,002,921	1,002,690	837,042	832,053
AFS securities excluding MBS	3,822,454	3,830,870	3,603,696	3,605,323
MBS	4,808,725	4,895,312	4,414,480	4,494,571
Total AFS securities	$8,631,179	$8,726,182	$8,018,176	$8,099,894

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,737,716	$3,518,980
Variable-rate	84,738	84,716
Total non-MBS	$3,822,454	$3,603,696
Amortized cost of AFS MBS:
Fixed-rate	$1,544,638	$1,593,414
Variable-rate	3,264,087	2,821,066
Total MBS	$4,808,725	$4,414,480
Total amortized cost of AFS securities	$8,631,179	$8,018,176

Realized Gains on AFS Securities. The following table provides a summary of proceeds and gross gains on sales of AFS securities for the first three months of 2016 and 2015.

	Three months ended March 31,
(in thousands)	2016	2015
Proceeds from sale of AFS securities	$197,999	$—
Gross gains on AFS securities	12,708	—

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of March 31, 2016 and December 31, 2015.

	March 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$142,110	$111	$(14,533)	$127,688
MBS:
Other U.S. obligations single-family MBS	$758,387	$4,807	$(128)	$763,066
GSE single-family MBS	273,531	4,668	(125)	278,074
GSE multifamily MBS	845,811	39,888	—	885,699
Private label residential MBS	487,651	1,441	(7,319)	481,773
Total MBS	$2,365,380	$50,804	$(7,572)	$2,408,612
Total HTM securities	$2,507,490	$50,915	$(22,105)	$2,536,300

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$169,520	$118	$(14,484)	$155,154
MBS:
Other U.S. obligations single-family MBS	$819,602	$5,651	$(5)	$825,248
GSE single-family MBS	294,568	4,459	(75)	298,952
GSE multifamily MBS	863,122	30,124	(1,394)	891,852
Private label residential MBS	516,492	1,717	(5,344)	512,865
Total MBS	$2,493,784	$41,951	$(6,818)	$2,528,917
Total HTM securities	$2,663,304	$42,069	$(21,302)	$2,684,071

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2016 and December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$110,687	$(14,533)	$110,687	$(14,533)
MBS:
Other U.S. obligations single-family MBS	$89,064	$(128)	$—	$—	$89,064	$(128)
GSE single-family MBS	—	—	8,391	(125)	8,391	(125)
Private label residential MBS	125,536	(1,171)	234,336	(6,148)	359,872	(7,319)
Total MBS	$214,600	$(1,299)	$242,727	$(6,273)	$457,327	$(7,572)
Total	$214,600	$(1,299)	$353,414	$(20,806)	$568,014	$(22,105)

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$20,154	$(1)	$110,737	$(14,483)	$130,891	$(14,484)
MBS:
Other U.S. obligations single-family MBS	$10,237	$(5)	$—	$—	$10,237	$(5)
GSE single-family MBS	—	—	9,091	(75)	9,091	(75)
GSE multifamily MBS	132,835	(1,394)	—	—	132,835	(1,394)
Private label residential MBS	110,665	(717)	252,851	(4,627)	363,516	(5,344)
Total MBS	$253,737	$(2,116)	$261,942	$(4,702)	$515,679	$(6,818)
Total	$273,891	$(2,117)	$372,679	$(19,185)	$646,570	$(21,302)

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2016 and December 31, 2015 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	53,385	51,675	57,490	55,797
Due after ten years	88,725	76,013	112,030	99,357
HTM securities excluding MBS	142,110	127,688	169,520	155,154
MBS	2,365,380	2,408,612	2,493,784	2,528,917
Total HTM securities	$2,507,490	$2,536,300	$2,663,304	$2,684,071

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Amortized cost of HTM securities other than MBS:
Fixed-rate	$1,155	$28,565
Variable-rate	140,955	140,955
Total non-MBS	$142,110	$169,520
Amortized cost of HTM MBS:
Fixed-rate	$994,699	$1,023,636
Variable-rate	1,370,681	1,470,148
Total MBS	$2,365,380	$2,493,784
Total HTM securities	$2,507,490	$2,663,304

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, the amount of which could be up to the difference between the security's amortized cost basis and its fair value, and records any difference in its Statement of Income. For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2015 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - Other-than-Temporary Impairment Analysis to the audited financial statements in the Bank’s 2015 Form 10-K.

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. During the first quarter of 2016, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (1.0)% to 8.0% over the 12 month period beginning January 1, 2016. For the vast majority of markets the short-term forecast has changes from 3.0% to 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Notes to Financial Statements (continued)

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of March 31, 2016. The "Total OTTI securities" balances below summarize the Bank’s securities as of March 31, 2016 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two totals reflects the entire AFS private label MBS portfolio.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$408,850	$331,610	$364,844
Alt-A	490,794	387,876	414,294
Subprime	1,864	1,103	1,193
Total OTTI securities	901,508	720,589	780,331
Private label MBS with no OTTI	3,160	3,160	2,784
Total AFS private label MBS	$904,668	$723,749	$783,115
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in thousands)	2016	2015
Beginning balance	$265,379	$290,935
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	239	—
Reductions:
Securities sold and matured during the period(2)	(2,081)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(6,044)	(7,019)
Ending balance	$257,493	$283,916
Notes:
(1) For the three months ended March 31, 2016, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2016.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At March 31, 2016, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at March 31, 2016.

Notes to Financial Statements (continued)

Note 6 – Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to ten years and the interest rates reset periodically at a fixed spread to LIBOR or other specified indices.

At March 31, 2016 and December 31, 2015, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.25% to 7.40%. AHP subsidized advances have interest rates ranging from 2.00% to 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$29,511,367	0.74%	$33,192,256	0.70%
Due after 1 year through 2 years	20,240,645	1.08	18,989,266	0.99
Due after 2 years through 3 years	10,876,006	1.11	13,071,338	0.96
Due after 3 years through 4 years	5,984,038	1.18	6,260,864	0.93
Due after 4 years through 5 years	1,176,554	2.12	1,800,994	1.68
Thereafter	1,002,490	2.67	1,018,555	2.66
Total par value	68,791,100	0.99%	74,333,273	0.89%
Discount on AHP advances	(14)		(21)
Deferred prepayment fees	(5,731)		(4,749)
Hedging adjustments	236,515		176,273
Total book value	$69,021,870		$74,504,776

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At March 31, 2016 and December 31, 2015, the Bank had convertible advances outstanding of $0.8 billion and $1.5 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). At March 31, 2016 and December 31, 2015, the Bank had $12.4 billion and $12.6 billion of returnable advances, respectively. At March 31, 2016 and December 31, 2015, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of March 31, 2016 and December 31, 2015.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Due in 1 year or less	$30,511,367	$34,692,256	$30,040,867	$33,771,756
Due after 1 year through 2 years	20,940,645	18,939,266	19,829,645	18,629,266
Due after 2 years through 3 years	9,466,006	11,661,338	10,783,006	12,877,338
Due after 3 years through 4 years	5,719,038	6,245,864	5,978,538	6,255,364
Due after 4 years through 5 years	1,151,554	1,775,994	1,176,554	1,800,994
Thereafter	1,002,490	1,018,555	982,490	998,555
Total par value	$68,791,100	$74,333,273	$68,791,100	$74,333,273

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Fixed-rate – overnight	$3,677,397	$4,681,918
Fixed-rate – term:
Due in 1 year or less	11,268,315	13,532,806
Thereafter	12,650,504	13,121,108
Total fixed-rate	27,596,216	31,335,832
Variable-rate:
Due in 1 year or less	14,565,655	14,977,532
Thereafter	26,629,229	28,019,909
Total variable-rate	41,194,884	42,997,441
Total par value	$68,791,100	$74,333,273

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2016, the Bank had advances of $50.7 billion outstanding to the five largest borrowers, which represented 73.7% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at March 31, 2016.

As of December 31, 2015, the Bank had advances of $55.1 billion outstanding to the five largest borrowers, which represented 74.1% of total advances outstanding. Of these five, four had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2015.

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

The following table presents balances as of March 31, 2016 and December 31, 2015 for mortgage loans held for portfolio.

(in thousands)	March 31, 2016	December 31, 2015
Fixed-rate long-term single-family mortgages (1)	$2,661,987	$2,660,615
Fixed-rate medium-term single-family mortgages (1)	336,368	352,082
Total par value	2,998,355	3,012,697
Premiums	51,120	50,857
Discounts	(3,679)	(3,899)
Hedging adjustments	33,922	32,865
Total mortgage loans held for portfolio	$3,079,718	$3,092,520
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Conventional loans	$2,755,106	$2,763,930
Government-guaranteed/insured loans	243,249	248,767
Total par value	$2,998,355	$3,012,697

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

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, regardless of the member's financial condition, the Bank always takes possession or control of securities used as collateral if they are used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank

Notes to Financial Statements (continued)

by a member (or an affiliate of a member) priority over the claims or rights of any other party, except for claims or rights of a third party that would be otherwise entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2016 and December 31, 2015, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2016 and December 31, 2015, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products. Additionally, at March 31, 2016 and December 31, 2015, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At March 31, 2016 and December 31, 2015, the MPF exposure under the FLA was $22.8 million and $22.7 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.8 million for both the first quarter of 2016 and 2015.

Collectively Evaluated Mortgage Loans. The Bank evaluates the homogeneous mortgage loan portfolio collectively for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank’s mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. The resulting estimated losses are reduced by the CEs the Bank expects to be eligible to

Notes to Financial Statements (continued)

receive. The CEs are contractually set and calculated by a master commitment agreement between the Bank and the PFI. Losses in excess of the CEs are incurred by the Bank.

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

The estimated credit losses on impaired collateral-dependent loans are separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The incurred loss on each loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs and recovery through PMI. The estimated fair value is determined based on a value provided by a third party's retail-based Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations. The resulting loss is reduced by available CE. The estimated credit loss on individually evaluated MPF loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. The CE receivable is evaluated for collectibility, and a reserve, included as part of the allowance for credit losses, is established if required.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended March 31,
(in thousands)	2016	2015
Balance, beginning of period	$5,665	$7,260
(Charge-offs) Recoveries, net (1)	34	(102)
Provision (benefit) for credit losses	263	(592)
Balance, March 31	$5,962	$6,566
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	March 31, 2016	December 31, 2015
Ending balance, individually evaluated for impairment	$4,815	$5,018
Ending balance, collectively evaluated for impairment	1,147	647
Total allowance for credit losses	$5,962	$5,665
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$61,739	$60,762
Collectively evaluated for impairment	2,781,479	2,789,517
Total recorded investment	$2,843,218	$2,850,279

Notes to Financial Statements (continued)

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

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended March 31,
(in thousands)	2016	2015
Balance, Beginning of period	$2,052	$1,840
(Charge-offs) Recoveries, net	(196)	(284)
Provision (benefit) for credit losses	48	104
Balance, March 31	$1,904	$1,660

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

(in thousands)	March 31, 2016	December 31, 2015
Ending balance, individually evaluated for impairment	$25	$25
Ending balance, collectively evaluated for impairment	1,879	2,027
Total allowance for credit losses	$1,904	$2,052
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$63	$63
Collectively evaluated for impairment	12,864	13,347
Total recorded investment	$12,927	$13,410

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	March 31, 2016
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$40,591	$13,130	$—	$53,721
Past due 60-89 days	9,749	4,193	77	14,019
Past due 90 days or more	25,060	4,191	57	29,308
Total past due loans	$75,400	$21,514	$134	$97,048
Total current loans	2,767,818	230,761	12,793	3,011,372
Total loans	$2,843,218	$252,275	$12,927	$3,108,420
Other delinquency statistics:
In process of foreclosures, included above (2)	$14,706	$1,127	$—	$15,833
Serious delinquency rate (3)	0.9%	1.7%	0.4%	0.9%
Past due 90 days or more still accruing interest	$—	$4,191	$—	$4,191
Loans on nonaccrual status	$28,620	$—	$197	$28,817

Notes to Financial Statements (continued)

(in thousands)	December 31, 2015
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$42,746	$14,997	$86	$57,829
Past due 60-89 days	11,752	4,260	78	16,090
Past due 90 days or more	25,169	4,382	156	29,707
Total past due loans	$79,667	$23,639	$320	$103,626
Total current loans	2,770,612	234,376	13,090	3,018,078
Total loans	$2,850,279	$258,015	$13,410	$3,121,704
Other delinquency statistics:
In process of foreclosures, included above (2)	$15,353	$1,356	$—	$16,709
Serious delinquency rate (3)	0.9%	1.7%	1.2%	1.0%
Past due 90 days or more still accruing interest	$—	$4,382	$—	$4,382
Loans on nonaccrual status	$29,075	$—	$383	$29,458
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

	March 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,589	$34,273	$—
With a related allowance:
Conventional MPF loans	27,150	26,880	4,815
Total:
Conventional MPF loans	$61,739	$61,153	$4,815

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$33,737	$33,428	$—
With a related allowance:
Conventional MPF loans	27,025	26,774	5,018
Total:
Conventional MPF loans	$60,762	$60,202	$5,018

Notes to Financial Statements (continued)

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended March 31, 2016		Three months ended March 31, 2015
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$62,359	$561	$63,923	$423
Notes:
(1) Includes gross charge-offs.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $15.5 million and $16.9 million as of March 31, 2016 and December 31, 2015. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $6.7 million and $6.5 million of REO reported in Other assets on the Statement of Condition at March 31, 2016 and December 31, 2015, respectively.

Purchases, Sales and Reclassifications. During the three months ended March 31, 2016 and 2015, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's derivative transactions, see Note 11 to the audited financial statements in the Bank's 2015 Form 10-K.

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

Notes to Financial Statements (continued)

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of March 31, 2016 and December 31, 2015. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	March 31, 2016
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$32,725,976	$72,890	$359,349
Derivatives not designated as hedging instruments:
Interest rate swaps	$15,762,417	$47,631	$105,448
Interest rate caps	1,255,000	3,648	—
Mortgage delivery commitments	19,174	122	3
Total derivatives not designated as hedging instruments:	$17,036,591	$51,401	$105,451
Total derivatives before netting and collateral adjustments	$49,762,567	$124,291	$464,800
Netting adjustments and cash collateral(1)		(41,691)	(438,338)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$82,600	$26,462

	December 31, 2015
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,416,262	$49,104	$269,354
Derivatives not designated as hedging instruments:
Interest rate swaps	$13,363,652	$18,426	$62,384
Interest rate swaptions	25,000	—	—
Interest rate caps	755,000	2,695	—
Mortgage delivery commitments	9,950	253	—
Total derivatives not designated as hedging instruments:	$14,153,602	$21,374	$62,384
Total derivatives before netting and collateral adjustments	$44,569,864	$70,478	$331,738
Netting adjustments and cash collateral(1)		(4,623)	(289,230)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$65,855	$42,508
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted was $410.6 million and $287.0 million at March 31, 2016 and December 31, 2015. Cash collateral received was $13.9 million and $2.4 million at March 31, 2016 and December 31, 2015.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended March 31,
(in thousands)	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$(5,147)	$585
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(31,524)	$(15,850)
Interest rate swaptions	—	139
Interest rate caps	(1,200)	(288)
Net interest settlements	279	5,692
Mortgage delivery commitments	1,965	2,143
Other	6	7
Total net (losses) related to derivatives not designated as hedging instruments	$(30,474)	$(8,157)
Net (losses) on derivatives and hedging activities	$(35,621)	$(7,572)
Note:
(1) Pertains to total net gains for fair value hedge ineffectiveness.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2016 and 2015.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2016
Hedged item type:
Advances	$(60,961)	$61,242	$281	$(41,152)
Consolidated obligations – bonds	56,096	(57,896)	(1,800)	24,415
AFS securities	(64,570)	60,942	(3,628)	(6,074)
Total	$(69,435)	$64,288	$(5,147)	$(22,811)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2015
Hedged item type:
Advances	$(10,013)	$10,175	$162	$(46,994)
Consolidated obligations – bonds	54,590	(53,895)	695	61,615
AFS securities	(11,735)	11,463	(272)	(3,432)
Total	$32,842	$(32,257)	$585	$11,189
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(1.0) million and $2.0 million for the first quarter of 2016 and 2015, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first quarter of 2016 or 2015.

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

Generally, the Bank’s ISDA agreements for uncleared derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2016 was $69.2 million, for which the Bank has posted cash collateral with a fair value of approximately $43.5 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $21.4 million of collateral to its derivative counterparties at March 31, 2016.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2016.

Notes to Financial Statements (continued)

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

	Derivative Assets
(in thousands)	March 31, 2016	December 31, 2015
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$54,634	$39,068
Cleared derivatives	69,535	31,157
Total gross recognized amount	124,169	70,225
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(50,476)	(37,981)
Cleared derivatives	8,785	33,358
Total gross amounts of netting adjustments and cash collateral	(41,691)	(4,623)
Net amounts after netting adjustments:
Uncleared derivatives	4,158	1,087
Cleared derivatives	78,320	64,515
Total net amounts after netting adjustments	82,478	65,602
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	122	253
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	122	253
Total derivative assets:
Uncleared derivatives	4,280	1,340
Cleared derivatives	78,320	64,515
Total derivative assets as reported in the Statement of Condition	82,600	65,855
Net unsecured amount:
Uncleared derivatives	4,280	1,340
Cleared derivatives	78,320	64,515
Total net unsecured amount	$82,600	$65,855

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2016	December 31, 2015
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$106,445	$132,910
Cleared derivatives	358,352	198,828
Total gross recognized amount	464,797	331,738
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(79,986)	(90,402)
Cleared derivatives	(358,352)	(198,828)
Total gross amounts of netting adjustments and cash collateral	(438,338)	(289,230)
Net amounts after netting adjustments:
Uncleared derivatives	26,459	42,508
Cleared derivatives	—	—
Total net amounts after netting adjustments	26,459	42,508
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	3	—
Cleared derivatives	—	—
Derivative instruments without legal right of offset	3	—
Total derivative liabilities
Uncleared derivatives	26,462	42,508
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	26,462	42,508
Net unsecured amount:
Uncleared derivatives	26,462	42,508
Total net unsecured amount	$26,462	$42,508
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $896.8 billion and $905.2 billion at March 31, 2016 and December 31, 2015, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2015 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Par value of consolidated bonds:
Fixed-rate	$34,083,086	$31,945,658
Step-up	1,415,000	1,860,000
Floating-rate	22,750,000	14,650,000
Conversion bonds - fixed to floating	100,000	60,000
Total par value	58,348,086	48,515,658
Debt issuance costs (1)	81,796	92,481
Hedging adjustments	49,505	(7,386)
Total book value	$58,479,387	$48,600,753
Note:
(1) Includes bond discounts, premiums and concession fees.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$36,305,715	0.74%	$26,814,155	0.68%
Due after 1 year through 2 years	10,218,485	1.23	8,753,810	1.21
Due after 2 years through 3 years	4,201,570	1.49	4,998,335	1.46
Due after 3 years through 4 years	1,677,135	2.03	2,017,720	1.84
Due after 4 years through 5 years	2,102,550	1.86	2,040,940	1.91
Thereafter	3,693,700	2.66	3,733,950	2.66
Index amortizing notes	148,931	4.73	156,748	4.73
Total par value	$58,348,086	1.09%	$48,515,658	1.12%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Noncallable	$51,747,086	$41,462,658
Callable	6,601,000	7,053,000
Total par value	$58,348,086	$48,515,658

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2016 and December 31, 2015.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2016	December 31, 2015
Due in 1 year or less	$42,419,715	$33,517,155
Due after 1 year through 2 years	9,655,485	7,778,810
Due after 2 years through 3 years	2,747,570	3,672,335
Due after 3 years through 4 years	1,138,135	1,202,720
Due after 4 years through 5 years	775,550	810,940
Thereafter	1,462,700	1,376,950
Index amortizing notes	148,931	156,748
Total par value	$58,348,086	$48,515,658

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	March 31, 2016	December 31, 2015
Book value	$28,006,437	$42,275,544
Par value	28,034,603	42,318,509
Weighted average interest rate (1)	0.45%	0.32%
Notes:
(1) Represents an implied rate.

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2015 Form 10-K. At March 31, 2016, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. At March 31, 2016, the Bank had $0.3 billion and $3.0 billion in B1 membership stock and B2 activity stock, respectively. At December 31, 2015, the Bank had $0.3 billion and $3.2 billion in B1 membership stock and B2 activity stock, respectively.

Notes to Financial Statements (continued)

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$770,412	$4,217,326	$820,621	$4,426,971
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.6%
Total regulatory capital	3,676,196	4,217,326	3,853,451	4,426,971
Leverage ratio	5.0%	6.9%	5.0%	6.9%
Leverage capital	4,595,245	6,325,990	4,816,814	6,640,456

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 15, 2016, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2015. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2016.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	March 31, 2016
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$842,152	25.4%
Santander Bank, N.A., Wilmington, DE	555,589	16.7
Chase Bank USA, N.A., Wilmington, DE	424,663	12.8

(dollars in thousands)	December 31, 2015
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$881,552	24.9%
Santander Bank, N.A., Wilmington, DE	600,872	17.0
Chase Bank USA, N.A., Wilmington, DE	424,502	12.0
Ally Bank, Midvale, UT	391,287	11.0
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's issued and outstanding capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at the shares' par value of $100, as mandated by each FHLBank's capital plan.

At March 31, 2016 and December 31, 2015, the Bank had $5.9 million and $6.0 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three months ended March 31, 2016 and 2015.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in thousands)	2016	2015
Balance, beginning of the period	$6,053	$586
Net redemption/repurchase of mandatorily redeemable stock	(166)	(17)
Balance, end of the period	$5,887	$569

As of March 31, 2016, the total mandatorily redeemable capital stock reflected the balance for three institutions. Two institutions were merged out of district and are considered to be nonmembers. One other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	70	—
Due after 3 years through 4 years	452	546
Due after 4 years through 5 years	5,365	5,507
Total	$5,887	$6,053

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2016, retained earnings were $897.7 million, including $723.9 million of unrestricted retained earnings and $173.8 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively. In April 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended March 31, 2016 and 2015.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433
Other comprehensive income (loss) before reclassification:
Net unrealized gains	22,488	1,355	—	—	—	23,843
Net change in fair value of OTTI securities	—	706	—	—	—	706
Reclassifications from OCI to net income:
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	82	82
March 31, 2015	$54,948	$96,512	$—	$264	$(2,668)	$149,056

December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	37,804	(9,960)	—	—	—	27,844
Net change in fair value of OTTI securities	—	(2,090)	—	—	—	(2,090)
Reclassifications from OCI to net income:
Reclassification adjustment for gains included in net income	(11,291)	(1,417)	—	—	—	(12,708)
Noncredit OTTI to credit OTTI	—	239	—	—	—	239
Amortization on hedging activities	—	—	—	(7)	—	(7)
Pension and post-retirement	—	—	—	—	43	43
March 31, 2016	$35,261	$59,742	$—	$240	$(1,239)	$94,004

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	March 31, 2016	December 31, 2015
Federal funds sold	$100,000	$—
Investments	186,345	176,345
Advances	43,294,794	54,610,238
Letters of credit (1)	7,722,549	8,245,423
MPF loans	1,001,019	1,052,569
Deposits	14,991	24,636
Capital stock	1,893,216	2,366,721
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, and interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2016	2015
Interest income on advances (1)	$75,303	$39,053
Interest income on MPF loans	13,987	17,623
Letters of credit fees	2,317	3,028
Note:
(1) For the three months ended March 31, 2016, balances include contractual interest income of $100.4 million and net interest settlements on derivatives in fair value hedge relationships of $(25.1) million; amortization of basis adjustments was immaterial. For the three months ended March 31, 2015, balances include contractual interest income of $72.8 million, net interest settlements on derivatives in fair value hedge relationships of $(33.4) million and total amortization of basis adjustments of $(0.4) million.

The following table includes the MPF activity of the related party members.

	Three months ended March 31,
(in thousands)	2016	2015
Total MPF loan volume purchased	$2,661	$1,407

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2016	2015
Servicing fee expense	$310	$268

(in thousands)	March 31, 2016	December 31, 2015
Interest-bearing deposits maintained with FHLBank of Chicago	$6,003	$6,075

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2016 and 2015, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2016 and 2015, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of

Notes to Financial Statements (continued)

the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2016 and 2015.

Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2015 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2016 and December 31, 2015. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2016 and December 31, 2015 are presented in the table below.

Fair Value Summary Table
	March 31, 2016
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$1,763,021	$1,763,021	$—	$—	$—	$1,763,021
Interest-bearing deposits	6,003	—	6,003	—	—	6,003
Federal funds sold	5,650,000	—	5,649,977	—	—	5,649,977
Securities purchased under agreements to resell	500,000	—	500,000	—	—	500,000
Trading securities	412,526	6,004	406,522	—	—	412,526
AFS securities	8,726,182	1,998	7,941,069	783,115	—	8,726,182
HTM securities	2,507,490	—	2,054,527	481,773	—	2,536,300
Advances	69,021,870	—	69,019,435	—	—	69,019,435
Mortgage loans held for portfolio, net	3,073,756	—	3,187,281	—	—	3,187,281
BOB loans, net	10,934	—	—	10,934	—	10,934
Accrued interest receivable	118,895	—	118,895	—	—	118,895
Derivative assets	82,600	—	124,291	—	(41,691)	82,600
Liabilities:
Deposits	$735,873	$—	$735,878	$—	$—	$735,878
Discount notes	28,006,437	—	28,012,607	—	—	28,012,607
Bonds	58,479,387	—	58,697,131	—	—	58,697,131
Mandatorily redeemable capital stock (1)	5,887	5,961	—	—	—	5,961
Accrued interest payable (1)	118,174	—	118,100	—	—	118,100
Derivative liabilities	26,462	—	464,800	—	(438,338)	26,462

Notes to Financial Statements (continued)

	December 31, 2015
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,376,964	$2,376,964	$—	$—	$—	$2,376,964
Interest-bearing deposits	6,075	—	6,075	—	—	6,075
Federal funds sold	3,980,000	—	3,979,884	—	—	3,979,884
Securities purchased under agreements to resell	1,000,000	—	999,984	—	—	999,984
Trading securities	394,737	5,442	389,295	—	—	394,737
AFS securities	8,099,894	1,998	7,265,988	831,908	—	8,099,894
HTM securities	2,663,304	—	2,171,206	512,865	—	2,684,071
Advances	74,504,776	—	74,434,577	—	—	74,434,577
Mortgage loans held for portfolio, net	3,086,855	—	3,219,846	—	—	3,219,846
BOB loans, net	11,276	—	—	11,276	—	11,276
Accrued interest receivable	107,345	—	107,345	—	—	107,345
Derivative assets	65,855	—	70,478	—	(4,623)	65,855
Liabilities:
Deposits	$685,937	$—	$685,951	$—	$—	$685,951
Discount notes	42,276,815	—	42,269,700	—	—	42,269,700
Bonds	48,605,982	—	48,660,776	—	—	48,660,776
Mandatorily redeemable capital stock (1)	6,053	6,130	—	—	—	6,130
Accrued interest payable (1)	92,765	—	92,688	—	—	92,688
Derivative liabilities	42,508	—	331,738	—	(289,230)	42,508
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2016 and 2015.

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

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2016 and December 31, 2015. These instruments’ maturity term is overnight.

Investment Securities – non-MBS. The Bank uses the income approach to determine the estimated fair value of non-MBS investment securities. The significant inputs include a market-observable interest rate curve and a discount spread, if applicable. The market-observable interest rate curves used by the Bank and the related instrument types they measure are as follows:

•	Treasury curve: U.S. Treasury obligations

•	LIBOR Swap curve: certificates of deposit

•	CO curve: GSE, state and local agency, and other U.S. obligations

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

As of March 31, 2016, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for nearly all of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of March 31, 2016, the Bank classified private label MBS as Level 3.

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

Mortgage Loans Held For Portfolio. The fair value is determined based on quoted market prices for new MBS issued by U.S. GSEs. Prices are then adjusted for differences in coupon, seasoning and credit quality between the Bank’s mortgage loans and the referenced MBS and a price adjustment reflective of a secondary mortgage market participant. The prices of the referenced MBS are highly dependent upon the underlying prepayment assumptions priced in the secondary market.

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

Mortgage delivery commitments:

•
To Be Announced (TBA) securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement and a pricing adjustment reflective of the secondary mortgage market..

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

Notes to Financial Statements (continued)

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit's carrying value and represents its fair value. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at March 31, 2016 and December 31, 2015.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at March 31, 2016 and December 31, 2015. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets
Trading securities:
GSE and TVA obligations	$—	$406,522	$—	$—	$406,522
Mutual funds	6,004	—	—	—	6,004
Total trading securities	$6,004	$406,522	$—	$—	$412,526
AFS securities:
GSE and TVA obligations	$—	$3,663,372	$—	$—	$3,663,372
State or local agency obligations	—	165,500	—	—	165,500
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	255,910	—	—	255,910
GSE single-family MBS	—	2,745,420	—	—	2,745,420
GSE multifamily MBS	—	1,110,867	—	—	1,110,867
Private label MBS:
Private label residential MBS	—	—	783,115	—	783,115
Total AFS securities	$1,998	$7,941,069	$783,115	$—	$8,726,182
Derivative assets:
Interest rate related	$—	$124,169	$—	$(41,691)	$82,478
Mortgage delivery commitments	—	122	—	—	122
Total derivative assets	$—	$124,291	$—	$(41,691)	$82,600
Total recurring assets at fair value	$8,002	$8,471,882	$783,115	$(41,691)	$9,221,308
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$464,797	$—	$(438,338)	$26,459
Mortgage delivery commitments	—	3	—	—	3
Total recurring liabilities at fair value (2)	$—	$464,800	$—	$(438,338)	$26,462
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$3,867	$—	$3,867
Real estate owned (3)	—	—	2,088	—	2,088
Total non-recurring assets at fair value	$—	$—	$5,955	$—	$5,955

Notes to Financial Statements (continued)

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets
Trading securities:
GSE and TVA obligations	$—	$389,295	$—	$—	$389,295
Mutual funds	5,442	—	—	—	5,442
Total trading securities	$5,442	$389,295	$—	$—	$394,737
AFS securities:
GSE and TVA obligations	$—	$3,469,205	$—	$—	3,469,205
State or local agency obligations	—	134,120	—	—	134,120
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	268,536	—	—	268,536
GSE single-family MBS	—	2,383,630	—	—	2,383,630
GSE multifamily MBS	—	1,010,497	—	—	1,010,497
Private label MBS:
Private label residential MBS	—	—	822,740	—	822,740
HELOCs	—	—	9,168	—	9,168
Total AFS securities	$1,998	$7,265,988	$831,908	$—	$8,099,894
Derivative assets:
Interest rate related	$—	$70,225	$—	$(4,623)	$65,602
Mortgage delivery commitments	—	253	—	—	253
Total derivative assets	$—	$70,478	$—	$(4,623)	$65,855
Total recurring assets at fair value	$7,440	$7,725,761	$831,908	$(4,623)	$8,560,486
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$331,738	$—	$(289,230)	$42,508
Total recurring liabilities at fair value (2)	$—	$331,738	$—	$(289,230)	$42,508
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$32,294	$—	$32,294
Real estate owned (3)	—	—	8,175	—	8,175
Total non-recurring assets at fair value	$—	$—	$40,469	$—	$40,469
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.
(3) The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

There were no transfers between Levels 1 or 2 during the first three months of 2016 or 2015.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first three months of 2016 or 2015.

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2016	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2016
Balance at January 1	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	—	1,417
Accretion of credit losses in interest income	4,237	203
Net OTTI losses, credit portion	(239)	—
Net unrealized (losses) on AFS in OCI	(40)	—
Reclassification of non-credit portion included in net income	239	(1,417)
Net change in fair value on OTTI AFS in OCI	(2,089)	—
Unrealized (losses) on OTTI AFS in OCI	(9,782)	(179)
Purchases, issuances, sales, and settlements:
Sales	—	(8,510)
Settlements	(31,951)	(682)
Balance at March 31	$783,115	$—
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2016	$3,998	$—

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2015	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2015
Balance at January 1	$971,083	$11,699
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	4,659	378
Net unrealized (losses) on AFS in OCI	(15)	—
Net change in fair value on OTTI AFS in OCI	709	(3)
Unrealized gains (losses) on OTTI AFS in OCI	1,608	(253)
Purchases, issuances, sales, and settlements:
Settlements	(31,132)	(690)
Balance at March 31	$946,912	$11,131
Total amount of gains for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2015	$4,659	$378

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2016			December 31, 2015
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$20,752,873	$—	$20,752,873	$20,171,604
Commitments to fund additional advances and BOB loans	480,401	—	480,401	480,634
Commitments to fund or purchase mortgage loans	19,174	—	19,174	9,950
Unsettled consolidated obligation bonds, at par (3)	2,994,690	—	2,994,690	261,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $165.4 million and $136.4 million at March 31, 2016 and December 31, 2015, respectively.
(2) Letters of credit in the amount of $7.6 billion and $5.5 billion at March 31, 2016 and December 31, 2015, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of 5 years.
(3) Includes $1.2 billion and $115.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at March 31, 2016 and December 31, 2015, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.9 million and $5.7 million as of March 31, 2016 and December 31, 2015, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2016 and December 31, 2015. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $8.1 billion and $7.4 billion at March 31, 2016 and December 31, 2015, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2016.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2015 Form 10-K.

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

Date: May 10, 2016

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer