Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Pittsburgh
filed 2016-11-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

There were 34,961,675 shares of common stock with a par value of $100 per share outstanding October 31, 2016.

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

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. During the third quarter of 2016, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR), particularly short-term funding spreads, improved considerably. This development was driven by the pending implementation of new regulations applicable to institutional money market funds. The reform measures, which took effect in October 2016, spurred an increase in 3-month LIBOR which increased investor demand for FHLBank short-term consolidated obligations during the quarter.

The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust as necessary its prepayment estimates in its models to ensure they reflect actual borrower activity. In addition, the Bank's higher yielding private label MBS portfolio continues its expected runoff. As higher coupon mortgage loans prepay and mature along with higher yielding private label MBS, the return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and investments and a possible decrease in the net interest margin. However, the Bank has accretion of interest income on certain private label residential MBS as a result of significant projected increases in cash flows. During the third quarter of 2016, this accretion resulted in additional interest income of $6.4 million compared to $6.8 million in the same prior-year period.

Results of Operations. The Bank's net income for the third quarter of 2016 was $54.8 million compared to $50.3 million for the third quarter of 2015. This $4.5 million increase was driven primarily by lower net losses on derivatives and hedging activities, partially offset by net losses on trading securities, lower net interest income and higher other expenses. Net interest income was $79.2 million in the third quarter of 2016 compared to $83.1 million in the third quarter of 2015. The decrease in net interest income in the third quarter of 2016 was primarily driven by increased interest expense on consolidated obligations, largely offset by higher interest income on advances. The net interest margin was 36 basis points in both the third quarter of 2016 and the third quarter of 2015.

For the nine months ended September 30, 2016, net income was $178.3 million, compared to $202.1 million for the same prior-year period. The $23.8 million decrease was primarily due to increased net losses on derivatives and hedging activities, along with lower gains on litigation settlements (net of legal fees and expenses) and higher other expenses, partially offset by net gains on trading securities, increased net interest income and net realized gains (losses) on sales of available-for-sale (AFS) securities. Net interest income was $254.2 million in the first nine months of 2016 compared to $239.7 million in the same prior-year period. The increase in net interest income in the first nine months of 2016 was primarily driven by increased interest income on advances, prepayment fees on advances and interest on Federal funds sold, partially offset by increased interest expense on consolidated obligations. The net interest margin was 38 basis points and 37 basis points for the first nine months of 2016 and 2015, respectively.

Financial Condition. Advances. Total advances were $71.8 billion at September 30, 2016, a decrease of $2.7 billion compared to $74.5 billion at December 31, 2015. The decline from year-end 2015 was primarily driven by certain prepayments and merger activity in the regional member classification. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. As the advance portfolio decreased in size during the third quarter of 2016, compared to December 31, 2015, the term of advances increased modestly. At September 30, 2016, approximately 56% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 55% at December 31, 2015.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At September 30, 2016, the Bank held $17.6 billion of total investments, including trading, AFS and held-to-maturity (HTM) investment securities, as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2015, these investments totaled $16.1 billion. The increase of $1.5 billion was primarily driven by purchases of term certificates of deposit in the third quarter of 2016.

Consolidated Obligations. The Bank's consolidated obligations totaled $90.3 billion at September 30, 2016, a decrease of $0.6 billion from December 31, 2015. At September 30, 2016, bonds represented 75% of the Bank's consolidated obligations, compared with 53% at December 31, 2015. Discount notes represented 25% of the Bank's consolidated obligations at September 30, 2016 compared with 47% at year-end 2015. Investor demand for certain structures shifted during the first nine months of 2016, which included increased demand for floating-rate and short-term, fixed-rate bonds. In addition, the Bank reduced its refunding risk exposure by issuing longer term bonds.

In April 2016, Moody's affirmed the Aaa senior debt and P-1 ratings of the FHLBank System and affirmed the Aaa bank deposit and P-1 ratings of all 11 FHLBanks and the A2 subordinated debt of FHLBank Chicago. The outlook on the FHLBank System's and FHLBanks' ratings is stable.

Capital Position and Regulatory Requirements. Total capital at September 30, 2016 was $4.6 billion, compared to $4.5 billion at December 31, 2015. Total retained earnings at September 30, 2016 were $942.2 million, up $61.0 million from $881.2 million at year-end 2015, reflecting the Bank's net income for the first nine months of 2016 which was partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $129.4 million at September 30, 2016, an increase of $48.7 million from December 31, 2015.

In February 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively. In April, July, and October 2016, the Bank paid quarterly dividends equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the first quarter of 2016 (April dividend), the second quarter of 2016 (July dividend) and the third quarter of 2016 (October dividend).

The Bank met all of its capital requirements as of September 30, 2016, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30, 2016, the Bank was deemed "adequately capitalized."

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

Condensed Statements of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2016	2016	2016	2015	2015
Net interest income	$79.2	$93.6	$81.4	$78.1	$83.1
Provision (benefit) for credit losses	0.7	0.2	0.2	0.2	(0.2)
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	—	—	(0.2)	(0.9)	(0.4)
Net gains (losses) on trading securities	(2.6)	10.9	17.3	(3.8)	8.7
Net realized gains (losses) from sales of AFS securities	(0.1)	—	12.7	—	—
Net gains (losses) on derivatives and hedging activities	(2.4)	(16.4)	(35.6)	7.3	(25.4)
Gains on litigation settlements, net	0.1	0.5	—	—	—
Other, net	6.6	6.3	6.7	5.4	6.4
Total other noninterest income (loss)	1.6	1.3	0.9	8.0	(10.7)
Other expense	19.2	20.3	19.3	25.5	16.7
Income before assessments	60.9	74.4	62.8	60.4	55.9
Affordable Housing Program (AHP) assessment(2)	6.1	7.4	6.3	6.0	5.6
Net income	$54.8	$67.0	$56.5	$54.4	$50.3
Earnings per share (3)	$1.71	$2.08	$1.67	$1.65	$1.51

Dividends	$37.6	$39.7	$40.0	$40.3	$38.1
Dividend payout ratio (4)	68.73%	59.29%	70.81%	73.91%	75.69%
Return on average equity	5.10%	6.35%	5.21%	5.05%	4.65%
Return on average assets	0.24%	0.30%	0.24%	0.23%	0.22%
Net interest margin (5)	0.36%	0.43%	0.36%	0.34%	0.36%
Regulatory capital ratio (6)	4.70%	4.79%	4.59%	4.60%	4.51%
GAAP capital ratio (7)	4.83%	4.94%	4.68%	4.67%	4.62%
Total average equity to average assets	4.75%	4.74%	4.66%	4.63%	4.65%

	Nine months ended
(in millions, except per share data)	September 30, 2016	September 30, 2015
Net interest income	$254.2	$239.7
Provision (benefit) for credit losses	1.1	(0.4)
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(0.2)	(0.9)
Net gains on trading securities	25.6	5.4
Net realized gains (losses) from sales of AFS securities	12.6	—
Net (losses) on derivatives and hedging activities	(54.4)	(3.9)
Gains on litigation settlements, net	0.6	15.3
Other, net	19.6	20.6
Total other noninterest income	3.8	36.5
Other expense	58.8	52.0
Income before assessments	198.1	224.6
AHP assessment (2)	19.8	22.5
Net income	$178.3	$202.1
Earnings per share (3)	$5.45	$6.41

Dividends	$117.3	$172.5
Dividend payout ratio (4)	65.84%	85.39%
Return on average equity	5.55%	6.56%
Return on average assets	0.26%	0.31%
Net interest margin (5)	0.38%	0.37%
Regulatory capital ratio (6)	4.70%	4.51%
GAAP capital ratio (7)	4.83%	4.62%
Total average equity to average assets	4.71%	4.68%
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
(7) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2016	2016	2016	2015	2015
Cash and due from banks	$2,943.9	$2,645.9	$1,763.0	$2,377.0	$4,946.3
Investments (1)	17,553.0	14,528.7	17,802.2	16,144.0	15,380.9
Advances	71,831.9	66,336.4	69,021.9	74,504.8	68,804.3
Mortgage loans held for portfolio, net (2)	3,269.3	3,154.3	3,073.8	3,086.9	3,068.2
Total assets	95,834.4	86,906.5	91,904.9	96,329.8	92,428.9
Consolidated obligations, net:
Discount notes	22,636.3	20,814.2	28,006.4	42,275.5	33,960.5
Bonds	67,682.3	60,769.2	58,479.4	48,600.8	53,267.3
Total consolidated obligations, net (3)	90,318.6	81,583.4	86,485.8	90,876.3	87,227.8
Deposits	619.1	646.1	735.9	686.0	586.9
Mandatorily redeemable capital stock	5.4	5.7	5.9	6.0	6.2
AHP payable	73.8	73.8	73.1	70.9	69.2
Total liabilities	91,206.3	82,616.1	87,599.5	91,828.2	88,153.8
Capital stock - putable	3,556.5	3,232.1	3,313.7	3,539.7	3,294.0
Unrestricted retained earnings	744.0	737.8	723.9	718.7	715.4
Restricted retained earnings	198.2	187.2	173.8	162.5	151.6
AOCI	129.4	133.2	94.0	80.7	114.1
Total capital	4,628.1	4,290.3	4,305.4	4,501.6	4,275.1
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits.
(2) Includes allowance for credit losses of $6.5 million at September 30, 2016, $5.9 million at June 30, 2016, $6.0 million at March 31, 2016, $5.7 million at December 31, 2015, and $6.1 million at September 30, 2015.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $967.7 billion at September 30, 2016, $963.8 billion at June 30, 2016, $896.8 billion at March 31, 2016, $905.2 billion at December 31, 2015, and $856.5 billion at September 30, 2015.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2016 and 2015, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2015 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for the third quarter of 2016 was $54.8 million compared to $50.3 million for the third quarter of 2015. This $4.5 million increase was driven primarily by lower net losses on derivatives and hedging activities, partially offset by net losses on trading securities, lower net interest income and higher other expenses. Net losses on derivatives and hedging activities were $2.4 million in the third quarter of 2016 compared to net losses of $25.4 million in the third quarter of 2015. Partially offsetting this $23.0 million improvement, net losses on trading securities in the third quarter of 2016 were $2.6 million, compared to net gains of $8.7 million in the third quarter of 2015; net interest income was $79.2 million in the third quarter of 2016 compared to $83.1 million in the third quarter of 2015, and total other expense was $19.2 million in the third quarter of 2016 compared to $16.7 million in the third quarter of 2015. The decrease in net interest income in the third quarter of 2016 was primarily driven by increased interest expense on consolidated obligations, largely offset by higher interest income on advances. The Bank's return on average equity for the third quarter of 2016 was 5.10% compared to 4.65% for the third quarter of 2015.

For the nine months ended September 30, 2016, net income was $178.3 million compared to $202.1 million for the same prior-year period. The $23.8 million decrease was primarily due to increased net losses on derivatives and hedging activities, along with lower gains on litigation settlements (net of legal fees and expenses) and higher other expenses, partially offset by net gains on trading securities, increased net interest income and net realized gains (losses) on sales of available-for-sale securities. Net losses on derivatives and hedging activities for the nine months ended September 30, 2016 were $54.4 million, an increase of $50.5 million compared to net losses of $3.9 million in the same period in 2015. Gains on litigation settlements (net of legal fees and expenses) arising from investments the Bank made in private-label mortgage-backed securities (MBS) were $0.6 million in the nine months ended September 30, 2016, compared to $15.3 million in the same year-ago period. Partially offsetting these items, net gains on trading securities in the nine months ended September 30, 2016 were $25.6 million compared to $5.4 million in the same period in 2015; net interest income was $254.2 million in the first nine months of 2016 compared to $239.7 million in the same prior-year period. In addition, results for the first nine months of 2016 included $12.6 million of net realized gains on sales of AFS securities. The increase in net interest income in the nine months ended September 30, 2016 was primarily driven by increased interest income on advances, prepayment fees on advances and interest on Federal funds sold, partially offset by increased interest expense on consolidated obligations. The Bank's return on average equity was 5.55% for the first nine months of 2016 and 6.56% for the comparable prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2016 and 2015.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2016			2015
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$7,556.4	$7.5	0.39	$7,855.9	$2.3	0.12
Interest-bearing deposits (2)	412.0	0.4	0.37	293.4	0.1	0.13
Investment securities (3)	11,793.4	56.3	1.90	10,702.0	52.9	1.96
Advances (4)	65,030.5	144.8	0.89	68,967.5	92.8	0.53
Mortgage loans held for portfolio (5)	3,207.8	29.3	3.64	3,067.9	29.3	3.79
Total interest-earning assets	88,000.1	238.3	1.08	90,886.7	177.4	0.77
Allowance for credit losses	(7.7)			(8.0)
Other assets (6)	1,866.9			1,484.1
Total assets	$89,859.3			$92,362.8
Liabilities and capital:
Deposits (2)	$646.3	$0.4	0.25	$598.6	$0.1	0.03
Consolidated obligation discount notes	21,331.0	24.5	0.46	35,975.6	12.9	0.14
Consolidated obligation bonds (7)	62,637.5	134.1	0.85	50,723.8	81.2	0.64
Other borrowings	5.6	0.1	5.20	4.9	0.1	5.04
Total interest-bearing liabilities	84,620.4	159.1	0.75	87,302.9	94.3	0.43
Other liabilities	969.9			764.9
Total capital	4,269.0			4,295.0
Total liabilities and capital	$89,859.3			$92,362.8
Net interest spread			0.33			0.34
Impact of noninterest-bearing funds			0.03			0.02
Net interest income/net interest margin		$79.2	0.36		$83.1	0.36
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

(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.2 billion in 2016 and 2015.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $29.2 million and $(1.9) million in 2016 and 2015, respectively.

Net interest income for the third quarter of 2016 decreased $3.9 million from the third quarter of 2015 due to an increase in interest expense, partially offset by higher interest income. Interest-earning assets decreased 3.2% primarily due to prepayment and maturity of short-term advances. Interest expense increased due to higher volume of consolidated obligation bonds and a 32 basis point increase in the rate paid on interest-bearing liabilities. Interest income on advances increased due to an increase in yield which more than offset the decrease in volume. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield. Interest income on investments increased due to higher volume.

	Nine months ended September 30,
	2016			2015
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$7,435.1	$20.7	0.37	$7,196.7	$5.5	0.10
Interest-bearing deposits (2)	405.2	1.0	0.34	301.2	0.3	0.11
Investment securities (3)	11,503.3	167.8	1.95	11,235.9	164.8	1.96
Advances (4)	67,022.2	433.3	0.86	64,773.7	249.4	0.51
Mortgage loans held for portfolio (5)	3,133.7	87.9	3.75	3,079.2	89.8	3.90
Total interest-earning assets	89,499.5	710.7	1.06	86,586.7	509.8	0.79
Allowance for credit losses	(7.8)			(8.3)
Other assets (6)	1,556.8			1,554.9
Total assets	$91,048.5			$88,133.3
Liabilities and capital:
Deposits (2)	$654.9	$1.2	0.25	$676.3	$0.2	0.03
Consolidated obligation discount notes	25,980.7	84.6	0.44	35,047.7	32.3	0.12
Consolidated obligation bonds (7)	59,231.8	370.4	0.84	47,482.0	237.5	0.67
Other borrowings	6.7	0.3	4.81	2.6	0.1	3.98
Total interest-bearing liabilities	85,874.1	456.5	0.71	83,208.6	270.1	0.44
Other liabilities	882.0			803.7
Total capital	4,292.4			4,121.0
Total liabilities and capital	$91,048.5			$88,133.3
Net interest spread			0.35			0.35
Impact of noninterest-bearing funds			0.03			0.02
Net interest income/net interest margin		$254.2	0.38		$239.7	0.37
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
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $31.0 million and $3.9 million in 2016 and 2015, respectively.

Net interest income for the first nine months of 2016 increased $14.5 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets increased 3.4% primarily due to higher demand for advances and increased purchases of investments, Federal funds sold and securities purchased under agreements to resell. Higher interest income on advances, investments, Federal funds sold and securities purchased under agreements to resell was partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased due to prepayment fees, higher volume, and an increase in yield. Interest income on investments increased due to higher volume. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to both higher volume and an increase in yield. Interest income on mortgage loans held for portfolio declined due to the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 27 basis points due to higher funding costs on consolidated obligations bonds and discount notes.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2016 and 2015.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2016 compared to 2015

	Three months ended September 30			Nine months ended September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.1)	$5.3	$5.2	$0.2	$15.0	$15.2
Interest-bearing deposits	0.1	0.2	0.3	0.1	0.6	0.7
Investment securities	5.2	(1.8)	3.4	4.1	(1.1)	3.0
Advances	(5.9)	57.9	52.0	9.2	174.7	183.9
Mortgage loans held for portfolio	1.2	(1.2)	—	1.6	(3.5)	(1.9)
Total interest-earning assets	$0.5	$60.4	$60.9	$15.2	$185.7	$200.9
Interest-bearing deposits	$—	$0.4	$0.4	$—	$1.0	$1.0
Consolidated obligation discount notes	(7.1)	18.6	11.5	(10.3)	62.6	52.3
Consolidated obligation bonds	21.4	31.5	52.9	66.4	66.5	132.9
Other borrowings	—	—	—	0.1	0.1	0.2
Total interest-bearing liabilities	$14.3	$50.5	$64.8	$56.2	$130.2	$186.4
Total increase (decrease) in net interest income	$(13.8)	$9.9	$(3.9)	$(41.0)	$55.5	$14.5

Interest income and interest expense both increased quarter-over-quarter and year-over-year. Higher rates drove the interest income increase in both comparisons. Interest expense reflected higher rates on consolidated obligations along with a volume increase in consolidated obligation bonds.

The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2016 and 2015. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2016	2015	2016	2015
Repo/Mid-Term Repo	$18,092.0	$19,969.5	$18,440	$21,591.9
Core (Term)	46,108.9	47,049.1	47,724.4	41,174.8
Convertible Select	659.5	1,712.7	659.5	1,738.1
Total par value	$64,860.4	$68,731.3	$66,823.9	$64,504.8
Advance volume fluctuations in the comparisons were driven primarily by demand from larger members. The rate increase quarter-over-quarter and year-over-year was primarily due to an increase in market interest rates as the Federal funds target rate increased in mid-December 2015. Additional prepayment fees also contributed to the year-over-year increase.

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

Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three and nine months ended September 30, 2016 and 2015. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$65,030.5	$144.8	0.89	$165.0	1.01	$(20.2)	(0.12)
Mortgage loans held for portfolio	3,207.8	29.3	3.64	30.6	3.80	(1.3)	(0.16)
All other interest-earning assets	19,761.8	64.2	1.29	70.0	1.41	(5.8)	(0.12)
Total interest-earning assets	$88,000.1	$238.3	1.08	$265.6	1.20	$(27.3)	(0.12)
Liabilities:
Consolidated obligation bonds	$62,637.5	$134.1	0.85	$148.0	0.94	$(13.9)	(0.09)
All other interest-bearing liabilities	21,982.9	25.0	0.45	25.0	0.45	—	—
Total interest-bearing liabilities	$84,620.4	$159.1	0.75	$173.0	0.81	$(13.9)	(0.06)
Net interest income/net interest spread		$79.2	0.33	$92.6	0.39	$(13.4)	(0.06)

Three Months Ended September 30, 2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$68,967.5	$92.8	0.53	$146.0	0.84	$(53.2)	(0.31)
Mortgage loans held for portfolio	3,067.9	29.3	3.79	30.4	3.94	(1.1)	(0.15)
All other interest-earning assets	18,851.3	55.3	1.16	60.5	1.27	(5.2)	(0.11)
Total interest-earning assets	$90,886.7	$177.4	0.77	$236.9	1.03	$(59.5)	(0.26)
Liabilities:
Consolidated obligation bonds	$50,723.8	$81.2	0.64	$139.6	1.09	$(58.4)	(0.45)
All other interest-bearing liabilities	36,579.1	13.1	0.14	13.1	0.14	—	—
Total interest-bearing liabilities	$87,302.9	$94.3	0.43	$152.7	0.69	$(58.4)	(0.26)
Net interest income/net interest spread		$83.1	0.34	$84.2	0.34	$(1.1)	—

Nine Months Ended September 30, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$67,022.2	$433.3	0.86	$522.7	1.04	$(89.4)	(0.18)
Mortgage loans held for portfolio	3,133.7	87.9	3.75	91.5	3.90	(3.6)	(0.15)
All other interest-earning assets	19,343.6	189.5	1.31	207.4	1.43	(17.9)	(0.12)
Total interest-earning assets	$89,499.5	$710.7	1.06	$821.6	1.23	$(110.9)	(0.17)
Liabilities:
Consolidated obligation bonds	$59,231.8	$370.4	0.84	$430.8	0.97	$(60.4)	(0.13)
All other interest-bearing liabilities	26,642.3	86.1	0.43	86.1	0.43	—	—
Total interest-bearing liabilities	$85,874.1	$456.5	0.71	$516.9	0.80	$(60.4)	(0.09)
Net interest income/net interest spread		$254.2	0.35	$304.7	0.43	$(50.5)	(0.08)

Nine Months Ended September 30, 2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$64,773.7	$249.4	0.51	$400.7	0.83	$(151.3)	(0.32)
Mortgage loans held for portfolio	3,079.2	89.8	3.90	92.9	4.04	(3.1)	(0.14)
All other interest-earning assets	18,733.8	170.6	1.22	183.6	1.31	(13.0)	(0.09)
Total interest-earning assets	$86,586.7	$509.8	0.79	$677.2	1.05	$(167.4)	(0.26)
Liabilities:
Consolidated obligation bonds	$47,482.0	$237.5	0.67	$427.4	1.20	$(189.9)	(0.53)
All other interest-bearing liabilities	35,726.6	32.6	0.12	32.6	0.12	—	—
Total interest-bearing liabilities	$83,208.6	$270.1	0.44	$460.0	0.74	$(189.9)	(0.30)
Net interest income/net interest spread		$239.7	0.35	$217.2	0.31	$22.5	0.04
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives reduced net interest income and net interest spread for the three and nine months ended September 30, 2016. The use of derivatives had little impact to net interest income and net interest spread for the three months ended September 30, 2015. The use of derivatives increased net interest income and net interest spread for the nine months ended September 30, 2015. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.
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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the third quarter of 2016 was $0.7 million compared to $(0.2) million for the same period in 2015. For the nine months ended September 30, 2016 and 2015, the provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $1.1 million and $(0.4) million, respectively. In 2015, the MPF portfolio had improvements in the credit performance which resulted in an overall provision benefit. In 2016, the credit performance of the MPF portfolio returned to more normal levels and a provision expense was recorded.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net OTTI losses, credit portion	$—	$(0.4)	$(0.2)	$(0.9)
Net gains (losses) on trading securities	(2.6)	8.7	25.6	5.4
Net realized gains (losses) from sales of AFS securities	(0.1)	—	12.6	—
Net (losses) on derivatives and hedging activities	(2.4)	(25.4)	(54.4)	(3.9)
Gains on litigation settlements, net	0.1	—	0.6	15.3
Standby letters of credit fees	6.1	6.2	18.5	19.1
Other, net	0.5	0.2	1.1	1.5
Total other noninterest income (loss)	$1.6	$(10.7)	$3.8	$36.5

The change in the Bank's total other noninterest income for the third quarter of 2016 compared to the same prior year period was due primarily to lower net losses on derivatives and hedging activities, partially offset by net losses on trading securities in 2016 compared with net gains in 2015. The change in the Bank's total other noninterest income for the first nine months of 2016 compared to the same prior year period was due primarily to higher net losses on derivatives and hedging activities and lower gains on litigation settlements, net of legal fees and expenses, arising from investments the Bank made in private label MBS. These amounts were partially offset by higher net gains on trading securities and net realized gains from the sales of AFS securities.

The activity related to derivatives and hedging is discussed in more detail below. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio. During the first and third quarters of 2016, the Bank sold Agency, private label MBS and home equity line of credit (HELOC) securities from its AFS portfolio.

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

The following tables detail the net effect of derivatives and hedging activities for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.3)	$—	$(1.3)	$—	$—	$(1.6)
Net interest settlements included in net interest income(2)	(19.9)	(5.8)	—	13.9	—	(11.8)
Total effect on net interest income	$(20.2)	$(5.8)	$(1.3)	$13.9	$—	$(13.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.4	$—	$—	$(0.6)	$—	$(0.2)
Gains (losses) on derivatives not receiving hedge accounting	4.8	6.2	1.4	(13.0)	(1.6)	(2.2)
Total net gains (losses) on derivatives and hedging activities	$5.2	$6.2	$1.4	$(13.6)	$(1.6)	$(2.4)
Total net effect of derivatives and hedging activities	$(15.0)	$0.4	$0.1	$0.3	$(1.6)	$(15.8)

	Three months ended September 30, 2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.3)	$—	$(1.1)	$1.2	—	$(1.2)
Net interest settlements included in net interest income(2)	(51.9)	(5.2)	—	57.2	—	0.1
Total effect on net interest income	$(53.2)	$(5.2)	$(1.1)	$58.4	$—	$(1.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.2	$(1.2)	$—	$0.1	$—	$(0.9)
Gains (losses) on derivatives not receiving hedge accounting	(10.2)	(41.4)	(12.2)	39.2	0.1	(24.5)
Total net gains (losses) on derivatives and hedging activities	$(10.0)	$(42.6)	$(12.2)	$39.3	$0.1	$(25.4)
Total net effect of derivatives and hedging activities	$(63.2)	$(47.8)	$(13.3)	$97.7	$0.1	$(26.5)

	Nine months ended September 30, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.9)	$—	$(3.6)	$1.6	$—	$(3.9)
Net interest settlements included in net interest income(2)	(87.5)	(17.9)	—	58.8	—	(46.6)
Total effect on net interest income	$(89.4)	$(17.9)	$(3.6)	$60.4	$—	$(50.5)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$2.2	$(5.7)	$—	$(1.8)	$—	$(5.3)
Gains (losses) on derivatives not receiving hedge accounting	(13.7)	(63.1)	(21.6)	49.1	0.2	(49.1)
Total net gains (losses) on derivatives and hedging activities	$(11.5)	$(68.8)	$(21.6)	$47.3	$0.2	$(54.4)
Total net effect of derivatives and hedging activities	$(100.9)	$(86.7)	$(25.2)	$107.7	$0.2	$(104.9)

	Nine months ended September 30, 2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(4.0)	$—	$(3.1)	$8.8	$—	$1.7
Net interest settlements included in net interest income(2)	(147.3)	(13.0)	—	181.1	—	20.8
Total effect on net interest income	$(151.3)	$(13.0)	$(3.1)	$189.9	$—	$22.5
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.9	$0.8	$—	$0.8	$—	$2.5
Gains (losses) on derivatives not receiving hedge accounting	(14.1)	(48.1)	(6.8)	62.2	0.4	(6.4)
Total net gains (losses) on derivatives and hedging activities	$(13.2)	$(47.3)	$(6.8)	$63.0	$0.4	$(3.9)
Total net effect of derivatives and hedging activities	$(164.5)	$(60.3)	$(9.9)	$252.9	$0.4	$18.6
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During the third quarter of 2016, the Bank recorded net losses of $(0.2) million compared to net losses of $(0.9) million during the third quarter of 2015. For the nine months ended September 30, 2016 and 2015, the Bank recorded net losses of $(5.3) million and net gains of $2.5 million, respectively The total notional amount increased to $34.1 billion at September 30, 2016, up from $30.4 billion at December 31, 2015.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(2.2) million in the third quarter of 2016 compared to net losses of $(24.5) million for the third quarter of 2015. For the nine months ended September 30, 2016 and 2015, the Bank recorded net losses of $(49.1) million and net losses of $(6.4) million, respectively. For the first nine months of 2016, the losses were concentrated in longer term economic hedges. Changes in the composition of the economic hedge portfolio, including an increase in the notional amount of economic asset swaps as well as decreases in mid-and-long term interest rates during first nine months of 2016, resulted in larger losses compared to the first nine months of 2015. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $16.1 billion at September 30, 2016 and $14.2 billion at December 31, 2015.

Other Expense

The Bank's total other expenses increased $2.5 million to $19.2 million for the three months ended September 30, 2016, compared to the same prior year period. For the first nine months of 2016 compared to the same prior year period, the Bank's total other expense increased $6.8 million, to $58.8 million. The increases in the third quarter and year-to-date 2016 periods were primarily due to higher compensation and benefits related expenses, technology related costs, and Finance Agency assessments. In addition, the increase noted in the first nine months of 2016 also was impacted by a $2.0 million voluntary contribution to the Bank's pension plan in the second quarter of 2016.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2015 Form 10-K.

Assets

Total assets were $95.8 billion at September 30, 2016, compared with $96.3 billion at December 31, 2015, a decrease of $0.5 billion. Advances totaled $71.8 billion at September 30, 2016, compared to $74.5 billion at December 31, 2015.

The Bank's core mission activities primarily include the issuance of advances. In addition, the Bank acquires member assets through the Mortgage Partnership Finance® (MPF®) program. As of September 30, 2016, the Bank's average par amounts for advances and MPF loans totaled $69.9 billion resulting in a core mission asset ratio of 82.1%.

Advances. Advances (par) totaled $71.7 billion at September 30, 2016 compared to $74.3 billion at December 31, 2015. At September 30, 2016, the Bank had advances to 181 borrowing members, compared to 199 borrowing members at December 31, 2015. The percentage of borrowing members to total members at period end was 59.5% and 64.8% for September 30, 2016 and December 31, 2015, respectively. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members increased slightly to 76.6% of total advances as of September 30, 2016, compared to 74.1% at December 31, 2015. However, for the five largest borrowers at each of these dates, there were some significant changes in total advances by member.

The following table provides information on advances at par by product type at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
in millions	2016	2015
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$5,903.5	$9,233.8
Core (Term)	27,963.6	21,163.6
Returnables	12,500.0	11,900.0
Total adjustable/variable-rate indexed	$46,367.1	$42,297.4
Fixed-rate:
Repo/Mid-Term Repo	$17,301.8	$21,047.8
Core (Term)	6,975.0	8,533.9
Returnables	—	650.0
Total fixed-rate	$24,276.8	$30,231.7
Convertible	$659.5	$1,462.0
Amortizing/mortgage-matched:
Core (Term)	$394.5	$342.2
Total par balance	$71,697.9	$74,333.3

The Bank had no putable advances at September 30, 2016 or December 31, 2015.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding advance balance during the nine months ended September 30, 2016 and 2015. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFI) (under $1.1 billion).

	September 30,	September 30,
Member Asset Size	2016	2015
Large	5	6
Regional	13	13
Mid-size	24	20
CFI (1)	173	189
Insurance	8	7
Total borrowing members during the period	223	235
Total membership	304	307
Percentage of members borrowing during the period	73.4%	76.5%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The total number of members as of September 30, 2016 decreased to 304, compared to 307 as of December 31, 2015. The Bank added eight new members and lost 11 members. One member was placed into receivership with its charter being dissolved. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking and Securities on May 6, 2016. The Federal Deposit Insurance Corporation (FDIC) was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume substantially all of the assets and deposits of the failed institution. One member merged with another institution outside of the Bank's district, and nine members merged with other institutions within the Bank's district.

The following table provides information at par on advances by member classification at September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015	Increase/(Decrease)
Member Classification
Large	$54,705.1	$55,075.1	(0.7)%
Regional	6,880.6	9,090.3	(24.3)
Mid-size	3,526.6	3,443.7	2.4
CFI	3,445.4	4,262.2	(19.2)
Insurance	3,138.1	2,459.8	27.6
Non-member	2.1	2.2	(4.5)
Total	$71,697.9	$74,333.3	(3.5)%

As of September 30, 2016, total advances decreased 3.5 % compared with balances at December 31, 2015. The decline from year-end 2015 in the Regional classification was primarily driven by certain prepayments and merger activity. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2016.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, was $3.3 billion and $3.1 billion at September 30, 2016, and December 31, 2015, respectively. The Bank’s focus is on purchasing MPF loans originated by the member institutions located in its district.

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

(in millions)	September 30, 2016	December 31, 2015
Advances(1)	$71,831.9	$74,504.8
Mortgage loans held for portfolio, net(2)	3,269.3	3,086.9
Nonaccrual mortgage loans(3)	25.9	32.5
Mortgage loans 90 days or more delinquent and still accruing interest(4)	3.5	4.2
BOB loans, net	12.2	11.3
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $12.1 million at September 30, 2016 and $14.8 million at December 31, 2015.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2015 and the MPF Original portfolio continues to out-perform the market based on national delinquency statistics. As of September 30, 2016, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.5% of the MPF Original portfolio and 2.8% of the MPF Plus portfolio compared with 0.5% and 3.3%, respectively, at December 31, 2015.

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

The remainder of the portfolio's incurred loss is estimated using a collective assessment, which is based on probability of default and loss given default. Probability of default and loss given default are based on the prior 12-month historical performance of the Bank's mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral including a factor that reduces estimated proceeds from primary mortgage insurance (PMI) based on the credit deterioration experienced by those companies.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2016 and December 31, 2015.

	MPF CE structure September 30, 2016		ACL September 30, 2016
(in millions)	FLA	Available CE	Estimate of Credit loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$5.1	$209.6	$5.6	$(0.8)	$(4.2)	$0.6
MPF Plus	18.0	18.5	14.2	—	(8.3)	5.9
Total	$23.1	$228.1	$19.8	$(0.8)	$(12.5)	$6.5

	MPF CE structure December 31, 2015		ACL December 31, 2015
(in millions)	FLA	Available CE	Estimate of Credit loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$3.7	$177.1	$5.2	$(0.9)	$(4.1)	$0.2
MPF Plus	18.9	32.1	12.7	—	(7.2)	5.5
Total	$22.6	$209.2	$17.9	$(0.9)	$(11.3)	$5.7

Investments. At September 30, 2016, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $4.2 billion, a decrease of approximately $0.8 billion from December 31, 2015. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities including trading, AFS, and HTM securities, totaled $13.4 billion at September 30, 2016, compared to $11.2 billion at December 31, 2015. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2016	December 31, 2015
Trading securities:
Mutual funds	$6.7	$5.4
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	414.6	389.3
Total trading securities	$421.3	$394.7
Yield on trading securities	2.67%	2.92%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	3,702.2	3,469.2
State or local agency obligations	260.3	134.2
MBS:
Other U.S. obligations single family MBS	230.1	268.5
GSE single-family MBS	3,014.4	2,383.6
GSE multifamily MBS	1,272.5	1,010.5
Private label residential MBS	706.0	822.7
HELOCs	—	9.2
Total AFS securities	$9,187.5	$8,099.9
Yield on AFS securities	1.90%	2.05%
HTM securities:
Certificates of deposit	$1,500.0	$—
State or local agency obligations	136.8	169.5
MBS:
Other U.S. obligations single family MBS	634.8	819.6
GSE single-family MBS	230.2	294.6
GSE multifamily MBS	855.2	863.1
Private label residential MBS	428.6	516.5
Total HTM securities	$3,785.6	$2,663.3
Yield on HTM securities	1.75%	2.23%
Total investment securities	$13,394.4	$11,157.9
Yield on investment securities	1.88%	2.12%

As of September 30, 2016, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,676.5	$4,703.4
Fannie Mae	2,716.5	2,727.8
Federal Farm Credit Banks	1,984.3	1,984.3
Ginnie Mae	689.6	692.7
Total	$10,066.9	$10,108.2

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of September 30, 2016, the Bank was obligated to fund approximately $829.0 million in additional advances and BOB loans, $32.2 million of mortgage loans and $20.2 billion in outstanding standby letters of credit, and to issue $223.6 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operating risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $419 million as of September 30, 2016. The Bank's retained earnings of $942.2 million at September 30, 2016 exceeded the target.

Retained earnings increased $61.0 million to $942.2 million at September 30, 2016, compared to $881.2 million at December 31, 2015. The increase in retained earnings during the first nine months of 2016 reflected net income that was partially offset by $117.3 million of dividends paid. Total retained earnings at September 30, 2016 included unrestricted retained earnings of $744.0 million and restricted retained earnings (RRE) of $198.2 million.

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

	September 30,	December 31,
(in millions)	2016	2015
Permanent capital:
Capital stock (1)	$3,561.9	$3,545.7
Retained earnings	942.2	881.2
Total permanent capital	$4,504.1	$4,426.9
RBC requirement:
Credit risk capital	$457.6	$477.0
Market risk capital	184.9	154.2
Operations risk capital	192.7	189.4
Total RBC requirement	$835.2	$820.6
Excess permanent capital over RBC requirement	$3,668.9	$3,606.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

On September 20, 2016, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2016. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2016.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at September 30, 2016.

	September 30,	December 31,
(dollars in millions)	2016	2015
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,833.4	$3,853.5
Regulatory capital	4,504.0	4,426.9
Total assets	95,834.4	96,329.8
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.7%	4.6%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,791.7	$4,816.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	6,756.1	6,640.5
Leverage ratio (leverage capital as a percentage of total assets)	7.0%	6.9%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2016		December 31, 2015
Commercial banks	163	$3,044.8	170	$3,055.3
Thrifts	65	257.2	69	278.1
Insurance companies	21	190.9	17	161.1
Credit unions	53	63.2	49	44.7
Community Development Financial Institution (CDFI)	2	0.4	2	0.5
Total member institutions / total GAAP capital stock	304	$3,556.5	307	$3,539.7
Mandatorily redeemable capital stock		5.4		6.0
Total capital stock		$3,561.9		$3,545.7

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

The Bank made no changes to its critical accounting policies during the nine months ended September 30, 2016.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressful housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended September 30, 2016 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of September 30, 2016. The more stressful scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

Proposed and Recently Issued Accounting Guidance. The Financial Accounting Standards Board (FASB) issued guidance which makes substantial changes to the accounting for credit losses on certain financial instruments. The guidance replaces today’s incurred loss model with a new model based on expected credit losses, which the FASB believes will result in more timely recognition of credit losses. The Bank is evaluating the impact of this guidance and will assess its impact, if any, on the Bank’s financial assets, including advances, MPF loans, BOB loans, repurchase agreements, and AFS and HTM securities. The guidance is required to be adopted no later than January 1, 2020.

The FASB proposed guidance which will update certain areas of the accounting for derivatives and hedging. The new guidance is intended to better portray the economics of entities’ hedging activities and simplify the application of certain hedge accounting guidance. The Bank is currently evaluating the proposed guidance.

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

Minority and Women Inclusion. On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting. The proposed amendments would:

•
require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks to provide information in their annual reports to the Finance Agency about their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27, 2016. The Bank is currently assessing the effect of the proposed amendments on the Bank.

FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act (FHLBank Act) authorizing FHLBanks to accept applications for membership from state-chartered credit unions without Federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for Federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for Federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

Comments are due on the proposed rule by November 28, 2016. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action initiated by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or before September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action. Comments are due on the proposed rule by December 21, 2016. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

FHLBank New Business Activities (NBAs). On August 23, 2016, the Finance Agency proposed a rule that, if adopted, would reduce the scope of NBAs for which a FHLBank must seek approval from the Finance Agency and would establish more certain timelines for Finance Agency review and approval of NBA notices. The proposed rule also would clarify the protocol for Finance Agency review of NBAs. Under the proposed rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process.

On October 24, 2016, the FHLBanks provided comments to the proposed rule, which primarily related to certain procedures under the proposed rule. The Bank does not anticipate that the proposed rule, if adopted, would materially impact the Bank.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On August 19, 2016, the Office of the Comptroller of the Currency (OCC) issued a proposed rule, which, if adopted, would require certain systemically important financial institutions (SIFI) regulated by the OCC to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the SIFI or an affiliate of the SIFI. Covered QFCs include derivatives, repurchase agreements (know as repos) and reverse repos, and securities lending and borrowing agreements. On May 3, 2016, the Federal Reserve Board (FRB) issued a substantively identical proposed rule with respect to QFCs entered into with globally systemically important banking organizations (GSIBs) and their affiliates that are subject to regulation in the U.S. Further, on October 26, 2016, the FDIC issued a parallel proposed rule applicable to certain FDIC-supervised institutions.

The FHLBanks provided comments on the FRB proposed rule on August 5, 2016 and to the OCC proposed rule on October 18, 2016, which primarily seek clarification of an exemption and the recognition of a safe harbor. The Bank does not anticipate that the proposed rule, if adopted, would materially impact the Bank, but the Bank would need to amend any covered QFCs entered into with FRB regulated GSIBs or OCC regulated SIFIs.

European Union (EU) Market Abuse Regulation (MAR). The EU issued updated MAR that became effective July 3, 2016 and which contain rules on insider dealing, unlawful disclosure of inside information and market manipulation for debt and equity securities on European securities exchanges, which differ in certain respects from U.S. regulations. MAR applies to issuers with securities admitted to trading on EU exchanges, including EU exchanges on which FHLBank consolidated obligations are listed. MAR contains an exemption to its requirements for certain public bodies and central banks of third countries. The OF and FHLBanks are examining whether this exemption applies. If the exemption does not apply, the Bank anticipates that the most significant impact of the MAR on the Bank will be more stringent and detailed recordkeeping, creation of detailed lists of parties who have access to inside information, and notification requirements.

Financial Industry Regulatory Authority (FINRA) Rule 4210 Establishing Margin Requirements for the to-be-announced (TBA) Market. On June 15, 2016, the SEC approved a proposed rule by FINRA to require the margining of certain TBA transactions. Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e. initial margin) and variation margin on transactions that are “Covered Agency Transactions,” subject to certain exemptions. A “Covered Agency Transaction” includes (certain terms are defined under FINRA rules):

•	TBA transactions inclusive of ARM transactions, and specified pool transactions, for which the difference between the trade date and contractual settlement date is greater than one business day; and

•	CMOs issued in conformity with a program of an agency or a GSE for which the difference between the trade date and contractual settlement date is greater than three business days.

Covered Agency Transactions with a counterparty in multifamily housing securities are exempt from the margin requirements provided that certain requirements are met.

Under the rule, the Bank is exempt from posting initial margin but would be required to post variation margin to its FINRA-member counterparty in connection with covered transactions, provided the Bank has $10 million or more in gross open positions with the counterparty. FINRA members will be required to comply with the new margin requirements beginning in December 2017. The Bank is currently assessing the financial and operational impacts of this rule on the Bank.

FRB Framework for Implementing the U.S. Basel III Countercyclical Capital Buffer (CCyB). On September 8, 2016, the FRB adopted a final policy statement (Policy Statement) describing the framework that the FRB will follow in setting the CCyB for banking organizations that are subject to the advanced approaches capital rules, generally those with more than $250 billion in assets or $10 billion in on-balance-sheet foreign exposures, and to any depository institution subsidiary of such banking organizations. The CCyB supplements the minimum capital requirements and other capital buffers included in existing regulations, which were designed to provide resilience to unexpected losses created by normal fluctuations in economic and financial conditions. Although the Policy Statement does not directly impact the Bank, the potential impact on borrowings by the Bank’s larger members is uncertain.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends including those described in Item 1A. Risk Factors in the Bank's 2015 Form 10-K. Details regarding the Bank's risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2015 Form 10-K.

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

The MV/CS ratio was 126.4% at September 30, 2016 and 127.9% at December 31, 2015.

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

The following table presents the Bank's duration of equity exposure at September 30, 2016 and December 31, 2015. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
September 30, 2016	0.9	1.2	1.6
December 31, 2015	(0.6)	0.2	0.8

Duration of equity changes in the first nine months of 2016 primarily reflect the impact of balance sheet management actions (e.g., funding decisions) which more than offset the impact of lower long-term interest rates. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2016	(12)	6	0	(12)
December 31, 2015	32	(40)	108	143

The changes in ROE spread volatility in the first nine months of 2016 were mainly the result of balance sheet management actions (e.g. funding decisions) along with the lower long-term interest rate environment. These factors affected ROE spread volatility differently in each scenario, as displayed in the table above. The Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2016 and December 31, 2015.

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

During the first nine months of 2016, the daily limit of mark-to-market risk as approved by the Board was $3.5 million. The daily exposure was within this guideline throughout the first nine months of 2016. At September 30, 2016, mark-to-market risk measured $2.4 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At September 30, 2016, aggregate TCE was $94.0 billion, comprised of approximately $71.7 billion in advance principal outstanding, $21.1 billion in letters of credit (including forward commitments), $0.8 billion in advance commitments, and $0.4 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

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

During the first nine months of 2016, there were five failures of FDIC-insured institutions nationwide. One of the institutions was a member of the Bank. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking and Securities on May 6, 2016. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume substantially all of the assets and deposits of the failed institution.

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

The following table presents the Bank’s top ten members with respect to their TCE at September 30, 2016.

	September 30, 2016
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$21,685.4	23.1%
Chase Bank USA, N.A., DE	21,311.8	22.7
TD Bank, National Association, DE	8,645.8	9.2
Ally Bank, UT (2)	8,383.5	8.9
Santander Bank, N.A., DE (3)	7,837.9	8.3
Citizens Bank of Pennsylvania, PA	3,937.0	4.2
Customers Bank, PA	2,602.5	2.8
MetLife Insurance Company USA, DE	1,747.7	1.8
First National Bank of Pennsylvania, PA	1,330.1	1.4
Fulton Bank. N.A., PA	1,319.8	1.4
	78,801.5	83.8
Other financial institutions	15,210.7	16.2
Total TCE outstanding	$94,012.2	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top ten borrowers based on advance balances at par as of September 30, 2016.

	September 30, 2016
(dollars in millions)	Advance Balance	% of Total
Chase Bank USA, N.A., DE	$21,300.0	29.7%
PNC Bank, National Association, DE (1)	16,935.0	23.6
Ally Bank, UT (2)	8,370.0	11.7
Santander Bank, N.A., DE (3)	6,600.0	9.2
MetLife Insurance Company USA, DE	1,745.0	2.4
Citizens Bank of Pennsylvania, PA	1,500.0	2.1
First National Bank of Pennsylvania, PA	1,280.0	1.8
First Commonwealth Bank, PA	1,215.9	1.7
Customers Bank, PA	1,036.7	1.4
WesBanco Bank, Inc., WV	933.7	1.3
	60,916.3	84.9
Other borrowers	10,781.6	15.1
Total advances	$71,697.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date September 30, 2016 balances for the ten largest borrowers totaled $55.7 billion, or 83.3% of total average advances outstanding. During the first nine months of 2016, the maximum outstanding balance to any one borrower was $21.3 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of September 30, 2016 and December 31, 2015. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	September 30, 2016	December 31, 2015
Letters of credit:
Public unit deposit	$20,226.4	$20,149.1
Other	21.8	22.5
Total (1)	$20,248.2	$20,171.6
Notes:
(1) For September 30, 2016 and December 31, 2015 respectively, excludes approved requests to issue future standby letters of credit of $158.5 million and $136.4 million; also excludes available master standby letters of credit of $716.4 million and $479.4 million at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, the Bank had a concentration of letters of credit with two members (PNC Bank and TD Bank) totaling $12.5 billion or 61.9% of the total outstanding amount. At December 31, 2015, $12.9 billion or 63.9% of the letters of credit were concentrated with these same two members.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2016 and December 31, 2015. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	September 30, 2016		December 31, 2015
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$96,697.5	44.3%	$82,284.4	41.7%
High quality investment securities(1)	12,941.9	5.9	10,055.1	5.1
ORERC(2)/CFI eligible collateral	89,457.7	41.0	88,560.7	44.8
Multi-family residential mortgage loans	19,139.6	8.8	16,571.7	8.4
Total eligible collateral value	$218,236.7	100.0%	$197,471.9	100.0%
Total TCE	$94,012.2		$95,919.2
Collateralization ratio (eligible collateral value to TCE outstanding)	232.1%		205.9%
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
(2) Other real estate related collateral

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2016 and December 31, 2015.

	September 30, 2016
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$68,964.1	38.0%	$23,330.8	81.8%	$221.5	12.4%	$92,516.4	43.7%
High quality investment securities(1)	6,726.0	3.7	5,186.6	18.2	627.8	35.1	12,540.4	5.9
ORERC/CFI eligible collateral	86,688.0	47.8	—	—	923.6	51.6	87,611.6	41.4
Multi-family residential mortgage loans	19,031.3	10.5	—	—	16.6	0.9	19,047.9	9.0
Total eligible collateral value	$181,409.4	100.0%	$28,517.4	100.0%	$1,789.5	100.0%	$211,716.3	100.0%
Total TCE	$69,263.1	73.7%	$24,471.0	26.0%	$278.1	0.3%	$94,012.2	100.0%
Number of members	196	90.3%	13	6.0%	8	3.7%	217	100.0%

	December 31, 2015
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$66,514.2	37.8%	$11,547.9	81.8%	$116.9	21.8%	$78,179.0	41.0%
High quality investment securities(1)	6,509.8	3.7	2,564.9	18.2	54.5	10.2	9,129.2	4.8
ORERC/CFI eligible collateral	86,301.8	49.1	—	—	347.2	64.9	86,649.0	45.5
Multi-family residential mortgage loans	16,474.6	9.4	—	—	16.5	3.1	16,491.1	8.7
Total eligible collateral value	$175,800.4	100.0%	$14,112.8	100.0%	$535.1	100.0%	$190,448.3	100.0%
Total TCE	$83,049.8	86.6%	$12,781.2	13.3%	$88.2	0.1%	$95,919.2	100.0%
Number of members	211	91.7%	11	4.8%	8	3.5%	230	100.0%
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

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of September 30, 2016 and December 31, 2015, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $3.0 billion and $1.7 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2016 and December 31, 2015, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2016 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Securities purchased under agreements to resell	$—	$—	$—	$—	$500.0	$500.0
Federal funds sold	—	900.0	2,750.0	—	—	3,650.0
Total money market investments	—	900.0	2,750.0	—	500.0	4,150.0
Investment securities:
Certificates of deposit	—	300.0	1,200.0	—	—	1,500.0
GSE and TVA obligations	—	4,116.8	—	—	—	4,116.8
State or local agency obligations	31.1	356.9	9.1	—	—	397.1
Total non-MBS	31.1	4,773.7	1,209.1	—	—	6,013.9
Other U.S. obligations single family MBS	—	864.9	—	—	—	864.9
GSE single-family MBS	—	3,244.6	—	—	—	3,244.6
GSE multifamily MBS	—	2,127.7	—	—	—	2,127.7
Private label residential MBS	—	20.6	13.5	194.3	904.3	1,132.7
Total MBS	—	6,257.8	13.5	194.3	904.3	7,369.9
Total investments	$31.1	$11,931.5	$3,972.6	$194.3	$1,404.3	$17,533.8

	December 31, 2015 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below BBB	Total
Money market investments:
Securities purchased under agreements to resell	$500.0	$—	$—	$—	$500.0	$1,000.0
Federal funds sold	—	1,850.0	2,130.0	—	—	3,980.0
Total money market investments	500.0	1,850.0	2,130.0	—	500.0	4,980.0
Investment securities:
GSE and TVA obligations	—	3,858.5	—	—	—	3,858.5
State or local agency obligations	30.5	264.5	8.7	—	—	303.7
Total non-MBS	30.5	4,123.0	8.7	—	—	4,162.2
Other U.S. obligations single family MBS	—	1,088.1	—	—	—	1,088.1
GSE single-family MBS	—	2,678.2	—	—	—	2,678.2
GSE multifamily MBS	—	1,873.6	—	—	—	1,873.6
Private label residential MBS	—	3.3	39.0	210.9	1,083.4	1,336.6
HELOCs	—	—	—	—	9.2	9.2
Total MBS	—	5,643.2	39.0	210.9	1,092.6	6,985.7
Total investments	$530.5	$11,616.2	$2,177.7	$210.9	$1,592.6	$16,127.9
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $8.7 million and $7.4 million at September 30, 2016 and December 31, 2015, respectively.
(2) Balances exclude $1.9 million and $2.6 million pertaining to one unrated private label MBS at September 30, 2016 and December 31, 2015, respectively.
(3) Balances exclude total accrued interest of $27.2 million and $25.2 million at September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, the Bank had unsecured exposure to 14 counterparties totaling $5.2 billion with four counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with private counterparties by investment type at September 30, 2016 and December 31, 2015. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions) Carrying Value (1)
	September 30, 2016	December 31, 2015
Certificates of deposit	$1,500.0	$—
Federal funds sold	3,650.0	3,980.0
Total	$5,150.0	$3,980.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of September 30, 2016, 83.5% of the Bank’s unsecured investment credit exposure in Federal funds sold was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2016, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2016 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$850.0	$—	$850.0
U.S. branches and agency offices of foreign commercial banks:
Australia	400.0	—	—	400.0
Canada	—	1,200.0	—	1,200.0
Finland	650.0	—	—	650.0
France	—	500.0	—	500.0
Netherlands	—	600.0	—	600.0
Norway	—	600.0	—	600.0
Sweden	150.0	200.0	—	350.0
Total U.S. branches and agency offices of foreign commercial banks	1,200.0	3,100.0	—	4,300.0
Total unsecured investment credit exposure	$1,200.0	$3,950.0	$—	$5,150.0

(in millions)
December 31, 2015 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$950.0	$380.0	$—	$1,330.0
U.S. branches and agency offices of foreign commercial banks:
Australia	400.0	—	—	400.0
Canada	—	650.0	—	650.0
Finland	500.0	—	—	500.0
Netherlands	—	600.0	—	600.0
Sweden	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	900.0	1,750.0	—	2,650.0
Total unsecured investment credit exposure	$1,850.0	$2,130.0	$—	$3,980.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after September 30, 2016.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at either September 30, 2016 or December 31, 2015.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At December 31, 2015, all the unsecured investments held by the Bank had overnight maturities.

(in millions)
September 30, 2016
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$850.0	$—	$850.0
U.S. branches and agency offices of foreign commercial banks:
Australia	400.0	—	400.0
Canada	700.0	500.0	1,200.0
Finland	500.0	150.0	650.0
France	—	500.0	500.0
Netherlands	600.0	—	600.0
Norway	600.0	—	600.0
Sweden	—	350.0	350.0
Total U.S. branches and agency offices of foreign commercial banks	2,800.0	1,500.0	4,300.0
Total unsecured investment credit exposure	$3,650.0	$1,500.0	$5,150.0

U.S. Treasury Bills, Agency Securities, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $4.5 billion and $4.2 billion at September 30, 2016 and December 31, 2015, respectively. The increase was due to purchases of $1.8 million, partially offset by paydowns of $1.4 billion and the sale of 11 AFS Agency securities with a book value of $178.2 million.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio at September 30, 2016 was $6.2 billion which was an increase of $597.3 million from December 31, 2015. This was due to purchases of $1.5 billion of securities and increases in the fair value of the securities, partially offset by paydowns of $933.8 million.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. The carrying value of the Bank’s private label MBS portfolio at September 30, 2016 was $1.1 billion which was a decrease of $213.8 million from December 31, 2015. This decline was primarily due to repayments. In addition, during the nine months ended September 30, 2016, the Bank sold five HELOC securities with a book value of $8.4 million and three private label MBS with a book value of $8.6 million. These sales were from the Bank's AFS investment portfolio.

Unrealized gains of OTTI securities in AOCI at September 30, 2016 were $67.9 million compared to $73.0 million at December 31, 2015. The decrease was due to recovery of OTTI and the sale of the HELOC securities at a gain. The weighted average prices on OTTI securities were 87.1 and 87.5 at September 30, 2016 and December 31, 2015, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from four third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2016, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2015 Form 10-K.

Approximately 15.4% of the Bank’s MBS portfolio at September 30, 2016 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of September 30, 2016.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$2.0	$18.6	$—	$20.6
A	6.3	7.2	—	13.5
BBB	163.7	28.8	3.2	195.7
Below investment grade:
BB	93.0	18.7	—	111.7
B	58.7	—	—	58.7
CCC	7.9	117.9	—	125.8
CC	1.2	—	—	1.2
D	337.3	373.4	1.8	712.5
Unrated	1.9	—	—	1.9
Total	$672.0	$564.6	$5.0	$1,241.6
Amortized cost	$601.3	$461.6	$4.2	$1,067.1
Gross unrealized losses (1)	(2.9)	(1.8)	(0.4)	(5.1)
Fair value	633.2	494.5	3.9	1,131.6
OTTI (2):
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	—	(0.2)	—	(0.2)
Net OTTI losses, credit portion	$—	$(0.2)	$—	$(0.2)
Weighted average fair value/par	94.2%	87.6%	78.0%	91.1%
Original weighted average credit support	6.6	9.8	10.0	8.1
Weighted-average credit support - current	7.0	5.4	35.6	6.4
Weighted avg. collateral delinquency(3)	9.8	15.3	18.3	12.3
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $296.4 million and $296.0 million, respectively at September 30, 2016.
(2) For the nine months ended September 30, 2016.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized no credit-related OTTI charges in earnings during the three months ended September 30, 2016 and $0.2 million during the nine months ended September 30, 2016, and $0.4 million and $0.9 million during the three and nine months ended September 30, 2015. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell, any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its third quarter of 2016 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	14.2	7.0	27.2	6.3
Alt-A	14.2	16.1	35.7	5.5
Subprime	4.4	27.9	60.4	35.6
Total Private Label Residential MBS	14.2	11.3	31.3	6.1

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	September 30, 2016	September 30, 2015
Number of private label MBS with an OTTI charge:
Life-to-date	60	58
Still outstanding	40	46
Total OTTI credit loss recorded life-to-date	$456.1	$454.9
Principal write-downs on private label MBS	(140.9)	(135.4)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(106.0)
Private label MBS matured (less principal write-downs realized)	(4.4)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$194.3	$209.1

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $6.4 million and $6.9 million for the third quarters of 2016 and 2015, respectively; $18.5 million and $21.0 million for the first nine months of 2016 and 2015, respectively; and $105.3 million life-to-date. The OTTI recovered through interest income was recognized on 37 private label MBS securities for the first nine months of 2016 and 2015. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first nine months of 2016. The Bank transferred one private label MBS from HTM to AFS during the first nine months of 2015, which is the period in which an OTTI credit loss was recorded on the security.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at September 30, 2016. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.3 billion and $3.1 billion at September 30, 2016 and December 31, 2015, respectively, after an allowance for credit losses of $6.5 million and $5.7 million, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2016, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2016, $28.5 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2016 was $8.2 million and $3.3 million, respectively. As of December 31, 2015, the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $10.8 million and $4.4 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting policies in Item 8 in the Bank's 2015 Form 10-K for a description of the BOB program. At September 30, 2016, the allowance for credit losses on BOB loans was $2.0 million, a decrease of $0.1 million from December 31, 2015.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2016.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2016.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2016 and December 31, 2015.

(in millions)	September 30, 2016
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$690.0	$0.6	$—	$0.6
A	1,170.9	3.4	(3.1)	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	1,050.0	(24.5)	24.6	0.1
Cleared derivatives (2)	42,398.3	(272.8)	353.8	81.0
Total derivative positions with credit exposure to non-member counterparties	45,309.2	(293.3)	375.3	82.0
Member institutions (3)	32.2	0.1	—	0.1
Total	$45,341.4	$(293.2)	$375.3	$82.1
Derivative positions without credit exposure	4,950.0
Total notional	$50,291.4

(in millions)	December 31, 2015
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$10.0	$0.1	$—	$0.1
A	1,390.4	2.9	(1.9)	1.0
Liability positions with credit exposure:
Cleared derivatives (2)	32,509.6	(167.7)	232.2	64.5
Total derivative positions with credit exposure to non-member counterparties	33,910.0	(164.7)	230.3	65.6
Member institutions (3)	9.9	0.3	—	0.3
Total	$33,919.9	$(164.4)	$230.3	$65.9
Derivative positions without credit exposure	10,649.9
Total notional	$44,569.8
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2016. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.

(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of September 30, 2016 and December 31, 2015.

Notional Greater Than 10%	September 30, 2016			December 31, 2015
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Morgan Stanley Capital	BBB	$1,534.6	19.4	BBB	$2,136.5	17.7
Deutsche Bank AG	BBB	1,165.1	14.8	BBB	2,343.0	19.4
Credit Suisse International	A	1,050.0	13.3	(1)	(1)	(1)
Bank of America, NA	A	941.1	11.9	A	1,530.5	12.7
Barclays Bank	(1)	(1)	(1)	A	1,916.9	15.9
All others	n/a	3,202.3	40.6	n/a	4,133.3	34.3
Total		$7,893.1	100.0		$12,060.2	100.0

Net Credit Exposure Greater Than 10%	September 30, 2016			December 31, 2015
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Wells Fargo Bank, NA	AA	$0.5	41.7	(3)	(3)	(3)
Citi Bank, NA	A	0.2	22.2	(3)	(3)	(3)
HSBC Bank, USA	AA	0.2	16.0	(2)	(2)	(2)
JP Morgan Chase Bank, NA	(2)	(2)	(2)	A	$0.4	25.8
BNP Paribas	(3)	(3)	(3)	A	0.7	49.1
All others	n/a	0.2	20.1	n/a	0.3	25.1
Total		$1.1	100.0		$1.4	100.0
Notes:
(1) The percentage of notional was not greater than 10%.
(2) The percentage of credit exposure was not greater than 10%.
(3) The counterparty had no credit exposure for the period-end.

To manage market risk, the Bank enters into derivative contracts. Some of the Bank's derivative transactions are made with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	September 30, 2016			December 31, 2015
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$24.5	$24.5	$24.5	$32.6	$32.6	$32.6
France	1.5	0.7	—	0.6	—	0.4
United Kingdom	10.6	5.6	5.0	14.1	6.7	6.5
Germany	—	—	—	15.7	0.7	0.4
Total	$36.6	$30.8	$29.5	$63.0	$40.0	$39.9
Note: The average maturity of these derivative contracts is September 2021 at September 30, 2016 and July 2019 at December 31, 2015, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	September 30, 2016			December 31, 2015
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$—	$—	$—	$1.3	$—	$0.4
Germany	0.1	0.1	0.1	—	—	—
United Kingdom	0.2	—	—	0.1	—	—
Total	$0.3	$0.1	$0.1	$1.4	$—	$0.4
Note: The average maturity of these derivative contracts is January 2020 at September 30, 2016 and November 2019 at December 31, 2015, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

The Bank is focused on maintaining a liquidity and funding balance between its financial assets and financial liabilities. The FHLBanks and the OF jointly monitor the combined refinancing risk of the FHLBank System. In managing and monitoring the amounts of assets that require refunding, the Bank may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of September 30, 2016. These ratings measure the likelihood of timely payment of principal and interest. In April 2016, Moody's affirmed the Aaa senior debt and P-1 ratings of the FHLBank System and affirmed the Aaa bank deposit and P-1 ratings of all 11 FHLBanks and the A2 subordinated debt of FHLBank Chicago. The outlook on the FHLBank System's and FHLBanks' ratings is stable.

At September 30, 2016, the Bank’s consolidated obligation bonds outstanding increased to $67.7 billion compared to $48.6 billion at December 31, 2015. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at September 30, 2016 decreased to $22.6 billion compared to $42.3 billion at December 31, 2015. Investor demand for certain structures shifted during the first nine months of 2016, which included increased demand for floating-rate and short-term, fixed-rate bonds. In addition, the Bank reduced its refunding risk exposure by issuing longer term bonds.

During the third quarter of 2016, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR), particularly short-term funding spreads, improved considerably. This development was driven by the impending implementation of new rules applicable to institutional money market funds. The reform measures, which took effect in October 2016, spurred an increase in both 3-month LIBOR and investor demand for FHLBank short-term consolidated obligations during the quarter. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At September 30, 2016, callable bonds issued by the Bank were down approximately $2.3 billion from December 31, 2015. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2015 Form 10-K for additional information. The Bank was in compliance with these requirements at September 30, 2016.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At September 30, 2016 and December 31, 2015, excess contingency liquidity was approximately $19.5 billion and $20.8 billion, respectively.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Interest income:
Advances	$143,017	$90,881	$410,702	$246,254
Prepayment fees on advances, net	1,844	1,839	22,597	3,155
Interest-bearing deposits	387	94	1,047	246
Securities purchased under agreements to resell	1,344	252	2,837	593
Federal funds sold	6,145	2,051	17,832	4,917
Trading securities	2,817	2,755	8,449	6,967
Available-for-sale (AFS) securities	39,244	35,597	116,644	110,287
Held-to-maturity (HTM) securities	14,172	14,579	42,637	47,607
Mortgage loans held for portfolio	29,311	29,345	87,948	89,820
Total interest income	238,281	177,393	710,693	509,846
Interest expense:
Consolidated obligations - discount notes	24,574	12,961	84,677	32,346
Consolidated obligations - bonds	134,080	81,222	370,406	237,558
Mandatorily redeemable capital stock	70	60	227	68
Deposits	401	49	1,214	161
Other borrowings	3	1	12	8
Total interest expense	159,128	94,293	456,536	270,141
Net interest income	79,153	83,100	254,157	239,705
Provision (benefit) for credit losses	704	(245)	1,142	(428)
Net interest income after provision (benefit) for credit losses	78,449	83,345	253,015	240,133
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	(384)	—	(1,893)
OTTI losses reclassified to (from) AOCI (Note 5)	—	(44)	(239)	982
Net OTTI losses, credit portion (Note 5)	—	(428)	(239)	(911)
Net gains (losses) on trading securities (Note 2)	(2,531)	8,713	25,631	5,357
Net realized gains (losses) from sales of AFS securities (Note 3)	(117)	—	12,591	—
Net (losses) on derivatives and hedging activities (Note 9)	(2,365)	(25,479)	(54,372)	(3,918)
Gains on litigation settlements, net	82	—	545	15,263
Standby letters of credit fees	6,079	6,166	18,478	19,120
Other, net	452	291	1,123	1,565
Total other noninterest income (loss)	1,600	(10,737)	3,757	36,476
Other expense:
Compensation and benefits	10,003	8,738	31,977	28,136
Other operating	6,632	5,723	19,090	16,822
Finance Agency	1,401	1,167	4,457	3,714
Office of Finance	1,174	1,049	3,167	3,392
Total other expense	19,210	16,677	58,691	52,064
Income before assessments	60,839	55,931	198,081	224,545
Affordable Housing Program (AHP) assessment	6,091	5,599	19,831	22,461
Net income	$54,748	$50,332	$178,250	$202,084
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	32,061	33,233	32,732	31,509
Basic and diluted earnings per share	$1.71	$1.51	$5.45	$6.41
Dividends per share	$1.17	$1.15	$3.59	$5.48
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$54,748	$50,332	$178,250	$202,084
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(6,948)	4,856	64,897	2,589
Reclassification of realized gains included in net income	—	—	(11,291)	—
Total net unrealized gains (losses) on AFS	(6,948)	4,856	53,606	2,589
Net non-credit portion of OTTI losses on AFS securities:
Non-credit portion of OTTI losses transferred from HTM securities	—	—	—	(1,026)
Net change in fair value of OTTI securities	2,891	(2,974)	(3,993)	(12,149)
Reclassification of net (gains) losses included in net income	117	—	(1,300)	—
Net amount of impairment losses reclassified to non-interest income	—	44	239	44
Total net non-credit portion of OTTI gains (losses) on AFS securities	3,008	(2,930)	(5,054)	(13,131)
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	—	(1,026)
Transfer of non-credit portion from HTM to AFS securities	—	—	—	1,026
Total net non-credit portion of OTTI losses on HTM securities	—	—	—	—
Reclassification of net losses (gains) included in net income relating to hedging activities	(8)	(8)	(20)	(20)
Pension and post-retirement benefits	173	75	259	239
Total other comprehensive income (loss)	(3,775)	1,993	48,791	(10,323)
Total comprehensive income	$50,973	$52,325	$227,041	$191,761
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$2,943,862	$2,376,964
Interest-bearing deposits	8,648	6,075
Federal funds sold	3,650,000	3,980,000
Securities purchased under agreements to resell	500,000	1,000,000
Investment securities:
Trading securities (Note 2)	421,253	394,737
AFS securities at fair value (Note 3)	9,187,464	8,099,894
HTM securities; fair value of $3,812,444 and $2,684,071, respectively (Note 4)	3,785,609	2,663,304
Total investment securities	13,394,326	11,157,935
Advances, net (Note 6)	71,831,947	74,504,776
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $6,515 and $5,665, respectively (Note 8)	3,269,308	3,086,855
Banking on Business (BOB) loans, net of allowance for credit losses of $2,026 and $2,052, respectively (Note 8)	12,239	11,276
Accrued interest receivable	114,717	107,345
Premises, software and equipment, net	10,472	10,687
Derivative assets (Note 9)	82,100	65,855
Other assets	16,812	22,015
Total assets	$95,834,431	$96,329,783
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	September 30, 2016	December 31, 2015
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$571,308	$635,468
Noninterest-bearing	47,782	50,469
Total deposits	619,090	685,937
Consolidated obligations, net: (Note 10)
Discount notes	22,636,251	42,275,544
Bonds	67,682,345	48,600,753
Total consolidated obligations, net	90,318,596	90,876,297
Mandatorily redeemable capital stock (Note 11)	5,416	6,053
Accrued interest payable	124,083	92,765
AHP payable	73,776	70,907
Derivative liabilities (Note 9)	10,412	42,508
Other liabilities	54,961	53,715
Total liabilities	91,206,334	91,828,182
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 35,565 and 35,396 shares, respectively	3,556,469	3,539,648
Retained earnings:
Unrestricted	743,961	718,727
Restricted	198,193	162,543
Total retained earnings	942,154	881,270
Accumulated Other Comprehensive Income (AOCI)	129,474	80,683
Total capital	4,628,097	4,501,601
Total liabilities and capital	$95,834,431	$96,329,783
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$178,250	$202,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(41,717)	(54,810)
Net change in derivative and hedging activities	46,046	26,150
Net OTTI credit losses	239	911
Net realized (gains) losses from sales of AFS securities	(12,591)	—
Other adjustments	1,138	(428)
Net change in:
Trading securities	(26,516)	(117,314)
Accrued interest receivable	(7,387)	(16,010)
Other assets	1,068	1,425
Accrued interest payable	31,319	33,359
Other liabilities	(9,878)	10,473
Net cash provided by operating activities	$159,971	$85,840
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(2,573) and $1,629 (to)/from other FHLBanks for mortgage loan program)	$(107,802)	$(16,340)
Securities purchased under agreements to resell	500,000	(2,875,000)
Federal funds sold	330,000	2,555,000
AFS securities:
Proceeds (includes $206,608 from sale of AFS securities in 2016)	2,285,778	3,532,478
Purchases	(3,201,633)	(2,349,256)
HTM securities:
Net change in short-term	(1,500,000)	—
Proceeds from long-term maturities	448,460	545,131
Purchases of long-term	(71,498)	(62,239)
Advances:
Proceeds	567,752,580	387,303,840
Made	(565,115,153)	(392,699,189)
Mortgage loans held for portfolio:
Proceeds	345,046	378,372
Purchases	(539,228)	(338,509)
Proceeds from sales of foreclosed assets	8,254	9,666
Premises, software and equipment:
Proceeds from sale	335	—
Purchases	(1,949)	(2,892)
Net cash provided by (used in) investing activities	$1,133,190	$(4,018,938)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2016	2015
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(60,363)	$(50,853)
Net payments for derivative contracts with financing element	(18,504)	(24,201)
Net proceeds from issuance of consolidated obligations:
Discount notes	72,605,830	123,435,120
Bonds	54,753,367	27,067,078
Payments for maturing and retiring consolidated obligations:
Discount notes	(92,250,936)	(126,538,696)
Bonds	(35,654,475)	(17,546,154)
Proceeds from issuance of capital stock	2,522,688	2,317,942
Payments for repurchase/redemption of mandatorily redeemable capital stock	(45,469)	(30,981)
Payments for repurchase/redemption of capital stock	(2,461,035)	(2,028,384)
Cash dividends paid	(117,366)	(172,564)
Net cash (used in) provided by financing activities	$(726,263)	$6,428,307
Net increase in cash and due from banks	$566,898	$2,495,209
Cash and due from banks at beginning of the period	2,376,964	2,451,131
Cash and due from banks at end of the period	$2,943,862	$4,946,340
Supplemental disclosures:
Interest paid	$381,949	$262,403
AHP payments	16,962	9,297
Transfers of mortgage loans to real estate owned	4,560	5,534
Non-cash transfer of OTTI HTM securities to AFS	—	3,368
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956
Issuance of capital stock	23,179	2,317,942	—	—	—	—	2,317,942
Repurchase/redemption of capital stock	(20,284)	(2,028,384)	—	—	—	—	(2,028,384)
Net shares reclassified to mandatorily redeemable capital stock	(366)	(36,585)	—	—	—	—	(36,585)
Comprehensive income	—	—	161,668	40,416	202,084	(10,323)	191,761
Cash dividends	—	—	(172,564)	—	(172,564)	—	(172,564)
September 30, 2015	32,939	$3,293,949	$715,413	$151,654	$867,067	$114,110	$4,275,126

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Issuance of capital stock	25,227	2,522,688	—	—	—	—	2,522,688
Repurchase/redemption of capital stock	(24,610)	(2,461,035)	—	—	—	—	(2,461,035)
Net shares reclassified to mandatorily redeemable capital stock	(448)	(44,832)	—	—	—	—	(44,832)
Comprehensive income	—	—	142,600	35,650	178,250	48,791	227,041
Cash dividends	—	—	(117,366)	—	(117,366)	—	(117,366)
September 30, 2016	35,565	$3,556,469	$743,961	$198,193	$942,154	$129,474	$4,628,097
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

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) focused on reducing diversity in practice in the Statement of Cash Flows by providing clarification on eight issues involving classification in this financial statement. The Bank is evaluating the impact of this guidance, which will be effective for the Bank no later than January 1, 2018.

Credit Losses. In June 2016, the FASB issued an ASU which amends the accounting for credit losses on financial instruments. The ASU will eliminate the incurred loss model and implement a new model based on expected credit losses, which the FASB believes will result in more timely recognition of credit losses. The Bank is evaluating the impact of this guidance and will assess its impact, if any, on all of the Bank’s financial assets, including advances, MPF loans, BOB loans, repurchase agreements, and AFS and HTM securities. This guidance will be effective for the Bank no later than January 1, 2020.

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

Going Concern. In August 2014, the FASB issued guidance which requires all entities to perform an interim and annual assessment of their ability to continue as a going concern for one year from the date of issuance of their respective financial statements. The guidance also requires disclosures if there is “substantial doubt” of the entity’s ability to continue as a going concern. The Bank's initial quarterly assessment will be completed as of its December 31, 2016 financial statements.

Notes to Financial Statements (continued)

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

Note 2 – Trading Securities

The following table presents trading securities as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Non-MBS:
Mutual funds	$6,727	$5,442
GSE and Tennessee Valley Authority (TVA) obligations	414,526	389,295
Total	$421,253	$394,737

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.8 million and $5.6 million at September 30, 2016 and December 31, 2015, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the third quarter and the first nine months of 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net unrealized gains (losses) on trading securities held at period-end	$(2,531)	$8,713	$25,631	$5,357
Net realized gains on trading securities sold/matured during the period	—	—	—	—
Net gains (losses) on trading securities	$(2,531)	$8,713	$25,631	$5,357

Notes to Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of September 30, 2016 and December 31, 2015.

	September 30, 2016
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$6	$—	$1,999
GSE and TVA obligations	3,685,157	—	20,288	(3,275)	3,702,170
State or local agency obligations	245,325	—	15,057	(85)	260,297
Total non-MBS	$3,932,475	$—	$35,351	$(3,360)	$3,964,466
MBS:
Other U.S. obligations single family MBS	$230,806	$—	$1	$(680)	$230,127
GSE single-family MBS	3,004,845	—	12,092	(2,585)	3,014,352
GSE multifamily MBS	1,250,597	—	22,476	(542)	1,272,531
Private label residential MBS	638,471	(31)	67,947	(399)	705,988
Total MBS	$5,124,719	$(31)	$102,516	$(4,206)	$5,222,998
Total AFS securities	$9,057,194	$(31)	$137,867	$(7,566)	$9,187,464

	December 31, 2015
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,468,665	—	15,332	(14,792)	3,469,205
State or local agency obligations	133,038	—	2,055	(973)	134,120
Total non-MBS	$3,603,696	$—	$17,392	$(15,765)	$3,605,323
MBS:
Other U.S. obligations single family MBS	$268,105	$—	$501	$(70)	$268,536
GSE single-family MBS	2,378,589	—	9,965	(4,924)	2,383,630
GSE multifamily MBS	1,008,511	—	5,614	(3,628)	1,010,497
Private label MBS:
Private label residential MBS	751,703	(889)	72,263	(337)	822,740
HELOCs	7,572	—	1,596	—	9,168
Total private label MBS	759,275	(889)	73,859	(337)	831,908
Total MBS	$4,414,480	$(889)	$89,939	$(8,959)	$4,494,571
Total AFS securities	$8,018,176	$(889)	$107,331	$(24,724)	$8,099,894
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the Bank's benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $7.2 million and $6.7 million September 30, 2016 and December 31, 2015, respectively, and are included in Other liabilities in the Statement of Condition.

As of September 30, 2016, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $14.0 million, credit losses of $194.3 million and OTTI-related accretion adjustments of $38.6 million. As of December 31, 2015, these amounts were $9.7 million, $205.9 million and $31.5 million, respectively.

Notes to Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Non-credit portion of OTTI losses	$(31)	$(889)
Net unrealized gains on OTTI securities since their last OTTI credit charge	67,947	73,859
Net non-credit portion of OTTI gains on AFS securities in AOCI	$67,916	$72,970

The following tables summarize the AFS securities with unrealized losses as of September 30, 2016 and December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,578,865	$(1,976)	$375,982	$(1,299)	$1,954,847	$(3,275)
State or local agency obligations	34,515	(85)	—	—	34,515	(85)
Total non-MBS	$1,613,380	$(2,061)	$375,982	$(1,299)	$1,989,362	$(3,360)
MBS:
Other U.S. obligations single family MBS	$209,022	$(587)	$10,185	$(93)	$219,207	$(680)
GSE single-family MBS	968,807	(2,580)	4,340	(5)	973,147	(2,585)
GSE multifamily MBS	127,394	(334)	82,973	(208)	210,367	(542)
Private label residential MBS	—	—	7,948	(430)	7,948	(430)
Total MBS	$1,305,223	$(3,501)	$105,446	$(736)	$1,410,669	$(4,237)
Total	$2,918,603	$(5,562)	$481,428	$(2,035)	$3,400,031	$(7,597)

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$2,396,493	$(12,937)	$184,772	$(1,855)	$2,581,265	$(14,792)
State or local agency obligations	41,727	(863)	3,890	(110)	45,617	(973)
Total non-MBS	$2,438,220	$(13,800)	$188,662	$(1,965)	$2,626,882	$(15,765)
MBS:
Other U.S. obligations single family MBS	$70,490	$(48)	$11,984	$(22)	$82,474	$(70)
GSE single-family MBS	465,658	(761)	114,028	(4,163)	579,686	(4,924)
GSE multifamily MBS	420,982	(3,628)	—	—	420,982	(3,628)
Private label residential MBS	65,080	(775)	9,332	(451)	74,412	(1,226)
Total MBS	$1,022,210	$(5,212)	$135,344	$(4,636)	$1,157,554	$(9,848)
Total	$3,460,430	$(19,012)	$324,006	$(6,601)	$3,784,436	$(25,613)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Financial Statements (continued)

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. Refer to description in Note 4 - Held-to-Maturity Securities. There were no transfers during the first nine months of 2016. The Bank transferred one private label MBS from HTM to AFS during the second quarter of 2015, which is the period in which an OTTI credit loss was recorded on the security. The amortized cost, OTTI recognized in OCI, and the fair value of the security transferred were $4.4 million, $(1.0) million, and $3.4 million, respectively. There were no other transfers during the first nine months of 2015.

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2016 and December 31, 2015 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$174,147	$174,353	$28,706	$28,688
Due after one year through five years	2,006,573	2,005,254	1,925,398	1,919,024
Due after five years through ten years	680,101	692,186	812,550	825,558
Due in more than ten years	1,071,654	1,092,673	837,042	832,053
AFS securities excluding MBS	3,932,475	3,964,466	3,603,696	3,605,323
MBS	5,124,719	5,222,998	4,414,480	4,494,571
Total AFS securities	$9,057,194	$9,187,464	$8,018,176	$8,099,894

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,847,692	$3,518,980
Variable-rate	84,783	84,716
Total non-MBS	$3,932,475	$3,603,696
Amortized cost of AFS MBS:
Fixed-rate	$1,382,906	$1,593,414
Variable-rate	3,741,813	2,821,066
Total MBS	$5,124,719	$4,414,480
Total amortized cost of AFS securities	$9,057,194	$8,018,176

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and nine months ended 2016 and 2015, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Proceeds from sale of AFS securities	$8,609	$—	$206,608	$—
Gross gains on AFS securities	215	—	12,923	—
Gross losses on AFS securities	(332)	—	(332)	—

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of September 30, 2016 and December 31, 2015.

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$1,500,000	$522	$—	$1,500,522
State or local agency obligations	136,845	126	(12,377)	124,594
Total non-MBS	$1,636,845	$648	$(12,377)	$1,625,116
MBS:
Other U.S. obligations single-family MBS	$634,788	$3,369	$(58)	$638,099
GSE single-family MBS	230,156	3,943	(111)	233,988
GSE multifamily MBS	855,221	34,373	—	889,594
Private label residential MBS	428,599	1,746	(4,698)	425,647
Total MBS	$2,148,764	$43,431	$(4,867)	$2,187,328
Total HTM securities	$3,785,609	$44,079	$(17,244)	$3,812,444

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$169,520	$118	$(14,484)	$155,154
MBS:
Other U.S. obligations single-family MBS	$819,602	$5,651	$(5)	$825,248
GSE single-family MBS	294,568	4,459	(75)	298,952
GSE multifamily MBS	863,122	30,124	(1,394)	891,852
Private label residential MBS	516,492	1,717	(5,344)	512,865
Total MBS	$2,493,784	$41,951	$(6,818)	$2,528,917
Total HTM securities	$2,663,304	$42,069	$(21,302)	$2,684,071

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of September 30, 2016 and December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$109,393	$(12,377)	$109,393	$(12,377)
MBS:
Other U.S. obligations single-family MBS	$103,557	$(58)	$—	$—	$103,557	$(58)
GSE single-family MBS	—	—	7,489	(111)	7,489	(111)
Private label residential MBS	21,422	(54)	261,481	(4,644)	282,903	(4,698)
Total MBS	$124,979	$(112)	$268,970	$(4,755)	$393,949	$(4,867)
Total	$124,979	$(112)	$378,363	$(17,132)	$503,342	$(17,244)

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$20,154	$(1)	$110,737	$(14,483)	$130,891	$(14,484)
MBS:
Other U.S. obligations single-family MBS	$10,237	$(5)	$—	$—	$10,237	$(5)
GSE single-family MBS	—	—	9,091	(75)	9,091	(75)
GSE multifamily MBS	132,835	(1,394)	—	—	132,835	(1,394)
Private label residential MBS	110,665	(717)	252,851	(4,627)	363,516	(5,344)
Total MBS	$253,737	$(2,116)	$261,942	$(4,702)	$515,679	$(6,818)
Total	$273,891	$(2,117)	$372,679	$(19,185)	$646,570	$(21,302)

Securities Transferred. There were no transfers of private label MBS from HTM to AFS during the first nine months of 2016. The Bank transferred one private label MBS from HTM to AFS during the second quarter of 2015. There were no other transfers during the first nine months of 2015 See Note 3 - Available-for-Sale Securities for additional information.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2016 and December 31, 2015 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$1,500,000	$1,500,522	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	50,665	49,467	57,490	55,797
Due after ten years	86,180	75,127	112,030	99,357
Total non-MBS	1,636,845	1,625,116	169,520	155,154
MBS	2,148,764	2,187,328	2,493,784	2,528,917
Total HTM securities	$3,785,609	$3,812,444	$2,663,304	$2,684,071

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Amortized cost of HTM securities other than MBS:
Fixed-rate	$1,500,335	$28,565
Variable-rate	136,510	140,955
Total non-MBS	$1,636,845	$169,520
Amortized cost of HTM MBS:
Fixed-rate	$975,086	$1,023,636
Variable-rate	1,173,678	1,470,148
Total MBS	$2,148,764	$2,493,784
Total HTM securities	$3,785,609	$2,663,304

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

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which is based upon an assessment of the individual housing markets. During the third quarter of 2016, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (1.0)% to 10.0% over the 12 month period beginning July 1, 2016. For the vast majority of markets the short-term forecast has changes from 3.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Notes to Financial Statements (continued)

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of September 30, 2016. The "Total OTTI securities" balances below summarize the Bank’s securities as of September 30, 2016 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$358,367	$289,318	$322,712
Alt-A	447,667	344,935	379,329
Subprime	1,784	1,058	1,186
Total OTTI securities	807,818	635,311	703,227
Private label MBS with no OTTI	3,160	3,160	2,761
Total AFS private label MBS	$810,978	$638,471	$705,988
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$251,487	$277,251	$265,379	$290,935
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	911
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	—	428	239	—
Reductions:
Securities sold and matured during the period(2)	(1,794)	—	(3,875)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(6,406)	(6,839)	(18,456)	(21,006)
Ending balance	$243,287	$270,840	$243,287	$270,840
Notes:
(1) For the three months ended September 30, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to July 1 of that year. For the nine months ended September 30, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1 of that year.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At September 30, 2016, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at September 30, 2016.

Notes to Financial Statements (continued)

Note 6 – Advances

General Terms. The Bank offers fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to ten years and the interest rates reset periodically at a fixed spread to LIBOR or other specified indices.

At September 30, 2016 and December 31, 2015, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.34% to 7.40%. AHP subsidized advances have interest rates ranging from 2.00% to 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$31,389,312	0.82%	$33,192,256	0.70%
Due after 1 year through 2 years	15,050,308	1.11	18,989,266	0.99
Due after 2 years through 3 years	7,945,923	1.18	13,071,338	0.96
Due after 3 years through 4 years	7,476,439	1.15	6,260,864	0.93
Due after 4 years through 5 years	8,999,631	1.04	1,800,994	1.68
Thereafter	836,286	2.65	1,018,555	2.66
Total par value	71,697,899	1.00%	74,333,273	0.89%
Discount on AHP advances	(4)		(21)
Deferred prepayment fees	(2,677)		(4,749)
Hedging adjustments	136,729		176,273
Total book value	$71,831,947		$74,504,776

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At September 30, 2016 and December 31, 2015, the Bank had convertible advances outstanding of $0.7 billion and $1.5 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). At September 30, 2016 and December 31, 2015, the Bank had $12.5 billion and $12.6 billion of returnable advances, respectively. At September 30, 2016 and December 31, 2015, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of September 30, 2016 and December 31, 2015.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Due in 1 year or less	$32,839,312	$34,692,256	$31,728,812	$33,771,756
Due after 1 year through 2 years	13,650,308	18,939,266	14,751,308	18,629,266
Due after 2 years through 3 years	7,935,923	11,661,338	7,925,423	12,877,338
Due after 3 years through 4 years	7,436,439	6,245,864	7,476,439	6,255,364
Due after 4 years through 5 years	8,999,631	1,775,994	8,999,631	1,800,994
Thereafter	836,286	1,018,555	816,286	998,555
Total par value	$71,697,899	$74,333,273	$71,697,899	$74,333,273

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Fixed-rate – overnight	$2,291,120	$4,681,918
Fixed-rate – term:
Due in 1 year or less	13,339,870	13,532,806
Thereafter	9,699,787	13,121,108
Total fixed-rate	25,330,777	31,335,832
Variable-rate:
Due in 1 year or less	15,758,322	14,977,532
Thereafter	30,608,800	28,019,909
Total variable-rate	46,367,122	42,997,441
Total par value	$71,697,899	$74,333,273

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2016, the Bank had advances of $55.0 billion outstanding to the five largest borrowers, which represented 76.6% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at September 30, 2016.

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

The following table presents balances as of September 30, 2016 and December 31, 2015 for mortgage loans held for portfolio.

(in thousands)	September 30, 2016	December 31, 2015
Fixed-rate long-term single-family mortgages (1)	$2,875,151	$2,660,615
Fixed-rate medium-term single-family mortgages (1)	313,632	352,082
Total par value	3,188,783	3,012,697
Premiums	58,513	50,857
Discounts	(3,233)	(3,899)
Hedging adjustments	31,760	32,865
Total mortgage loans held for portfolio	$3,275,823	$3,092,520
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Conventional loans	$2,957,149	$2,763,930
Government-guaranteed/insured loans	231,634	248,767
Total par value	$3,188,783	$3,012,697

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

Notes to Financial Statements (continued)

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2016 and December 31, 2015, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2016 and December 31, 2015, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At September 30, 2016 and December 31, 2015, the MPF exposure under the FLA was $23.4 million and $22.7 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.8 million for both the third quarter of 2016 and 2015 and $2.3 million for both the nine months ended September 30, 2016 and 2015.

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. Prior to January 1, 2014, these loans were limited to TDRs. Beginning January 1, 2014, the Bank adopted the classification provisions required by AB 2012-02 as described in Note 1 -Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations. As a result, the population of individually evaluated mortgage loans expanded to include impaired loans considered collateral-dependent loans where repayment is expected to be provided by the sale of the underlying property, which primarily consists of MPF loans that are 180 days or more delinquent and other loans where the borrower has filed for bankruptcy.

Notes to Financial Statements (continued)

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

Collectively Evaluated Mortgage Loans. For the remainder of the portfolio, the Bank evaluates the homogeneous mortgage loan portfolio collectively for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank’s mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. The resulting estimated losses are reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by a master commitment agreement between the Bank and the PFI. Losses in excess of the CEs are incurred by the Bank.

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$5,927	$6,300	$5,665	$7,260
(Charge-offs) Recoveries, net (1)	(59)	82	14	(331)
Provision (benefit) for credit losses	647	(283)	836	(830)
Balance, September 30	$6,515	$6,099	$6,515	$6,099
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	September 30, 2016	December 31, 2015
Ending balance, individually evaluated for impairment	$5,245	$5,018
Ending balance, collectively evaluated for impairment	1,270	647
Total allowance for credit losses	$6,515	$5,665
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$58,397	$60,762
Collectively evaluated for impairment	2,993,513	2,789,517
Total recorded investment	$3,051,910	$2,850,279

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

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$1,886	$1,758	$2,052	$1,840
(Charge-offs) Recoveries, net	—	22	(196)	(429)
Provision for credit losses	140	91	170	460
Balance, September 30	$2,026	$1,871	$2,026	$1,871

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans.

(in thousands)	September 30, 2016	December 31, 2015
Ending balance, individually evaluated for impairment	$73	$25
Ending balance, collectively evaluated for impairment	1,953	2,027
Total allowance for credit losses	$2,026	$2,052
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$185	$63
Collectively evaluated for impairment	14,181	13,347
Total recorded investment	$14,366	$13,410

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	September 30, 2016
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$37,017	$12,230	$—	$49,247
Past due 60-89 days	10,574	1,972	—	12,546
Past due 90 days or more	19,979	3,604	77	23,660
Total past due loans	$67,570	$17,806	$77	$85,453
Total current loans	2,984,340	222,367	14,289	3,220,996
Total loans	$3,051,910	$240,173	$14,366	$3,306,449
Other delinquency statistics:
In process of foreclosures, included above (2)	$11,996	$647	$—	$12,643
Serious delinquency rate (3)	0.7%	1.5%	0.5%	0.7%
Past due 90 days or more still accruing interest	$—	$3,604	$—	$3,604
Loans on nonaccrual status	$23,336	$—	$262	$23,598

Notes to Financial Statements (continued)

(in thousands)	December 31, 2015
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$42,746	$14,997	$86	$57,829
Past due 60-89 days	11,752	4,260	78	16,090
Past due 90 days or more	25,169	4,382	156	29,707
Total past due loans	$79,667	$23,639	$320	$103,626
Total current loans	2,770,612	234,376	13,090	3,018,078
Total loans	$2,850,279	$258,015	$13,410	$3,121,704
Other delinquency statistics:
In process of foreclosures, included above (2)	$15,353	$1,356	$—	$16,709
Serious delinquency rate (3)	0.9%	1.7%	1.2%	1.0%
Past due 90 days or more still accruing interest	$—	$4,382	$—	$4,382
Loans on nonaccrual status	$29,075	$—	$383	$29,458
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

	September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$33,704	$33,396	$—
With a related allowance:
Conventional MPF loans	24,693	24,446	5,245
Total:
Conventional MPF loans	$58,397	$57,842	$5,245

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$33,737	$33,428	$—
With a related allowance:
Conventional MPF loans	27,025	26,774	5,018
Total:
Conventional MPF loans	$60,762	$60,202	$5,018

Notes to Financial Statements (continued)

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended September 30, 2016		Three months ended September 30, 2015
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$58,708	$599	$65,293	$538

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$60,413	$1,738	$64,450	$1,418
Notes:
(1) Includes gross charge-offs.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $15.1 million and $16.9 million as of September 30, 2016 and December 31, 2015, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $5.2 million and $6.5 million of REO reported in Other assets on the Statement of Condition at September 30, 2016 and December 31, 2015, respectively.

Purchases, Sales and Reclassifications. During the nine months ended September 30, 2016 and 2015, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Financial Statements (continued)

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of September 30, 2016 and December 31, 2015. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	September 30, 2016
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,142,832	$41,668	$283,899
Derivatives not designated as hedging instruments:
Interest rate swaps	$14,961,310	$43,453	$114,959
Interest rate caps	1,155,000	2,001	—
Mortgage delivery commitments	32,234	73	16
Total derivatives not designated as hedging instruments:	$16,148,544	$45,527	$114,975
Total derivatives before netting and collateral adjustments	$50,291,376	$87,195	$398,874
Netting adjustments and cash collateral(1)		(5,095)	(388,462)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$82,100	$10,412

	December 31, 2015
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,416,262	$49,104	$269,354
Derivatives not designated as hedging instruments:
Interest rate swaps	$13,363,652	$18,426	$62,384
Interest rate swaptions	25,000	—	—
Interest rate caps	755,000	2,695	—
Mortgage delivery commitments	9,950	253	—
Total derivatives not designated as hedging instruments:	$14,153,602	$21,374	$62,384
Total derivatives before netting and collateral adjustments	$44,569,864	$70,478	$331,738
Netting adjustments and cash collateral(1)		(4,623)	(289,230)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$65,855	$42,508
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted was $392.3 million and $287.0 million at September 30, 2016 and December 31, 2015. Cash collateral received was $8.9 million and $2.4 million at September 30, 2016 and December 31, 2015.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$(142)	$(876)	$(5,285)	$2,521
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(3,471)	$(28,861)	$(50,951)	$(24,618)
Interest rate swaptions	—	(103)	—	62
Interest rate caps	(192)	(159)	(2,846)	(1,067)
Net interest settlements	1,252	1,016	2,277	10,934
Mortgage delivery commitments	182	3,497	2,417	8,231
Other	6	7	16	19
Total net gains (losses) related to derivatives not designated as hedging instruments	$(2,223)	$(24,603)	$(49,087)	$(6,439)
Net gains (losses) on derivatives and hedging activities	$(2,365)	$(25,479)	$(54,372)	$(3,918)
Note:
(1) Pertains to total net gains for fair value hedge ineffectiveness.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2016 and 2015.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2016
Hedged item type:
Advances	$63,409	$(63,064)	$345	$(19,883)
Consolidated obligations – bonds	(38,166)	37,561	(605)	13,858
AFS securities	11,438	(11,320)	118	(5,811)
Total	$36,681	$(36,823)	$(142)	$(11,836)
Nine months ended September 30, 2016
Hedged item type:
Advances	$37,307	$(35,137)	$2,170	$(87,505)
Consolidated obligations – bonds	22,316	(24,107)	(1,791)	58,795
AFS securities	(89,774)	84,110	(5,664)	(17,926)
Total	$(30,151)	$24,866	$(5,285)	$(46,636)

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2015
Hedged item type:
Advances	$(53,558)	$53,778	$220	$(51,968)
Consolidated obligations – bonds	81,061	(80,976)	85	57,247
AFS securities	(40,945)	39,764	(1,181)	(5,189)
Total	$(13,442)	$12,566	$(876)	$90
Nine months ended September 30, 2015
Hedged item type:
Advances	$(840)	$1,789	$949	$(147,330)
Consolidated obligations – bonds	96,921	(96,096)	825	181,085
AFS securities	(23,421)	24,168	747	(12,951)
Total	$72,660	$(70,139)	$2,521	$20,804
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(1.5) million and $(1.2) million for the third quarter of 2016 and 2015, respectively, and $(3.9) million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first nine months of 2016 or 2015.

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

Generally, the Bank’s ISDA agreements for uncleared derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be

Notes to Financial Statements (continued)

required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2016 was $48.3 million, for which the Bank has posted cash collateral with a fair value of approximately $38.5 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $6.6 million of collateral to its derivative counterparties at September 30, 2016.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2016.

Offsetting of Derivative Assets and Derivative Liabilities. When it has met the netting requirements, the Bank presents derivative instruments, related cash collateral (including initial and variation margin) received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty. The following tables present separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	Derivative Assets
(in thousands)	September 30, 2016	December 31, 2015
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$28,404	$39,068
Cleared derivatives	58,718	31,157
Total gross recognized amount	87,122	70,225
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(27,369)	(37,981)
Cleared derivatives	22,274	33,358
Total gross amounts of netting adjustments and cash collateral	(5,095)	(4,623)
Net amounts after netting adjustments:
Uncleared derivatives	1,035	1,087
Cleared derivatives	80,992	64,515
Total net amounts after netting adjustments	82,027	65,602
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	73	253
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	73	253
Total derivative assets:
Uncleared derivatives	1,108	1,340
Cleared derivatives	80,992	64,515
Total derivative assets as reported in the Statement of Condition	82,100	65,855
Net unsecured amount:
Uncleared derivatives	1,108	1,340
Cleared derivatives	80,992	64,515
Total net unsecured amount	$82,100	$65,855

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2016	December 31, 2015
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$67,367	$132,910
Cleared derivatives	331,491	198,828
Total gross recognized amount	398,858	331,738
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(56,971)	(90,402)
Cleared derivatives	(331,491)	(198,828)
Total gross amounts of netting adjustments and cash collateral	(388,462)	(289,230)
Net amounts after netting adjustments:
Uncleared derivatives	10,396	42,508
Cleared derivatives	—	—
Total net amounts after netting adjustments	10,396	42,508
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	16	—
Cleared derivatives	—	—
Derivative instruments without legal right of offset	16	—
Total derivative liabilities
Uncleared derivatives	10,412	42,508
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	10,412	42,508
Net unsecured amount:
Uncleared derivatives	10,412	42,508
Total net unsecured amount	$10,412	$42,508
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $967.7 billion and $905.2 billion at September 30, 2016 and December 31, 2015, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2015 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Par value of consolidated bonds:
Fixed-rate	$37,045,298	$31,945,658
Step-up	1,080,000	1,860,000
Floating-rate	29,080,000	14,650,000
Conversion bonds - fixed to floating	400,000	60,000
Total par value	67,605,298	48,515,658
Debt issuance costs (1)	61,977	92,481
Hedging adjustments	15,070	(7,386)
Total book value	$67,682,345	$48,600,753
Note:
(1) Includes bond discounts, premiums and concession fees.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$44,466,210	0.73%	$26,814,155	0.68%
Due after 1 year through 2 years	11,053,410	1.19	8,753,810	1.21
Due after 2 years through 3 years	5,100,845	1.32	4,998,335	1.46
Due after 3 years through 4 years	1,754,750	1.80	2,017,720	1.84
Due after 4 years through 5 years	1,300,700	1.77	2,040,940	1.91
Thereafter	3,795,500	2.43	3,733,950	2.66
Index amortizing notes	133,883	4.74	156,748	4.73
Total par value	$67,605,298	1.00%	$48,515,658	1.12%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Noncallable	$62,877,298	$41,462,658
Callable	4,728,000	7,053,000
Total par value	$67,605,298	$48,515,658

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2016 and December 31, 2015.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2016	December 31, 2015
Due in 1 year or less	$48,519,210	$33,517,155
Due after 1 year through 2 years	10,828,410	7,778,810
Due after 2 years through 3 years	4,665,845	3,672,335
Due after 3 years through 4 years	1,499,750	1,202,720
Due after 4 years through 5 years	580,700	810,940
Thereafter	1,377,500	1,376,950
Index amortizing notes	133,883	156,748
Total par value	$67,605,298	$48,515,658

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	September 30, 2016	December 31, 2015
Book value	$22,636,251	$42,275,544
Par value	22,655,411	42,318,509
Weighted average interest rate (1)	0.41%	0.32%
Notes:
(1) Represents an implied rate.

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2015 Form 10-K. At September 30, 2016, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $3.2 billion in B1 membership stock and B2 activity stock at both September 30, 2016 and December 31, 2015, respectively.

Notes to Financial Statements (continued)

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$835,201	$4,504,040	$820,621	$4,426,971
Total capital-to-asset ratio	4.0%	4.7%	4.0%	4.6%
Total regulatory capital	3,833,377	4,504,040	3,853,451	4,426,971
Leverage ratio	5.0%	7.0%	5.0%	6.9%
Leverage capital	4,791,722	6,756,059	4,816,814	6,640,456

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 20, 2016, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2016. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2016.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	September 30, 2016
Member (1)	Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE	$874,935	24.6%
PNC Bank, N.A., Pittsburgh, PA	817,652	23.0

(dollars in thousands)	December 31, 2015
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$881,552	24.9%
Santander Bank, N.A., Wilmington, DE	600,872	17.0
Chase Bank USA, N.A., Wilmington, DE	424,502	12.0
Ally Bank, Midvale, UT	391,287	11.0
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

At September 30, 2016 and December 31, 2015, the Bank had $5.4 million and $6.0 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three and nine months ended September 30, 2016 and 2015.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
(in thousands)	2016	2015
Balance, beginning of the period	$6,053	$586
Capital stock subject to mandatory redemption reclassified from capital	44,832	36,585
Redemption/repurchase of mandatorily redeemable stock	(45,469)	(30,981)
Balance, end of the period	$5,416	$6,190

As of September 30, 2016, the total mandatorily redeemable capital stock reflected the balance for three institutions. Two institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	425	—
Due after 3 years through 4 years	4,991	546
Due after 4 years through 5 years	—	5,507
Total	$5,416	$6,053

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At September 30, 2016, retained earnings were $942.2 million, including $744.0 million of unrestricted retained earnings and $198.2 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February 2016, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 3.0% on activity stock and membership stock, respectively. In April, July and October 2016, the Bank paid quarterly dividends equal to an annual yield of 5.0% and 2.0% on activity and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended September 30, 2016 and 2015.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2015	$30,193	$84,250	$—	$260	$(2,586)	$112,117
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	4,856	(4,873)	—	—	—	(17)
Net change in fair value of OTTI securities	—	1,899	—	—	—	1,899
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	44	—	—	—	44
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	75	75
September 30, 2015	$35,049	$81,320	$—	$252	$(2,511)	$114,110

June 30, 2016	$69,302	$64,908	$—	$235	$(1,196)	$133,249
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(6,948)	1,845	—	—	—	(5,103)
Net change in fair value of OTTI securities	—	1,046	—	—	—	1,046
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	—	117	—	—	—	117
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	173	173
September 30, 2016	$62,354	$67,916	$—	$227	$(1,023)	$129,474

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2016 and 2015.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	2,589	(12,890)	—	—	—	(10,301)
Noncredit component of OTTI losses	—	—	(1,026)	—	—	(1,026)
Noncredit OTTI losses transferred	—	(1,026)	1,026	—	—	—
Net change in fair value of OTTI securities	—	741	—	—	—	741
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	44	—	—	—	44
Amortization on hedging activities	—	—	—	(20)	—	(20)
Pension and post-retirement	—	—	—	—	239	239
September 30, 2015	$35,049	$81,320	$—	$252	$(2,511)	$114,110

December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	64,897	(4,277)	—	—	—	60,620
Net change in fair value of OTTI securities	—	284	—	—	—	284
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	(11,291)	(1,300)	—	—	—	(12,591)
Noncredit OTTI to credit OTTI	—	239	—	—	—	239
Amortization on hedging activities	—	—	—	(20)	—	(20)
Pension and post-retirement	—	—	—	—	259	259
September 30, 2016	$62,354	$67,916	$—	$227	$(1,023)	$129,474

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	September 30, 2016	December 31, 2015
Investments	$247,755	$176,345
Advances	47,374,821	54,610,238
Letters of credit (1)	6,679,214	8,245,423
MPF loans	925,814	1,052,569
Deposits	22,059	24,636
Capital stock	2,133,209	2,366,721
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Interest income on investments	$1,037	$398	$2,298	$1,030
Interest income on advances (1)	88,106	50,461	243,382	134,357
Interest income on MPF loans	12,797	15,199	40,056	49,468
Letters of credit fees	2,070	2,780	6,645	9,627
Prepayment fees on advances	1,823	—	8,370	—
Note:
(1) For the three and nine months ended September 30, 2016, balances include contractual interest income of $95.1 million and $287.9 million, net interest settlements on derivatives in fair value hedge relationships of $(7.6) million and $(45.7) million and total amortization of basis adjustments was $0.6 million and $1.2 million. For the three and nine months ended September 30, 2015, balances include contractual interest income of $84.4 million and $235.8 million, net interest settlements on derivatives in fair value hedge relationships of $(33.6) million and $(100.6) million and total amortization of basis adjustments of $(0.3) million and $(0.9) million.

The following table includes the MPF activity of the related party members.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Total MPF loan volume purchased	$6,033	$1,911	$14,006	$8,756

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Servicing fee expense	$364	$286	$998	$838

(in thousands)	September 30, 2016	December 31, 2015
Interest-bearing deposits maintained with FHLBank of Chicago	$8,648	$6,075

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the nine months ended September 30, 2016 and 2015, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2016 and 2015, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2016 and 2015.

Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2015 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2016 and December 31, 2015. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2016 and December 31, 2015 are presented in the table below.

Fair Value Summary Table
	September 30, 2016
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,943,862	$2,943,862	$—	$—	$—	$2,943,862
Interest-bearing deposits	8,648	—	8,648	—	—	8,648
Federal funds sold	3,650,000	—	3,649,946	—	—	3,649,946
Securities purchased under agreements to resell	500,000	—	500,018	—	—	500,018
Trading securities	421,253	6,727	414,526	—	—	421,253
AFS securities	9,187,464	1,999	8,479,477	705,988	—	9,187,464
HTM securities	3,785,609	—	3,386,797	425,647	—	3,812,444
Advances	71,831,947	—	71,808,061	—	—	71,808,061
Mortgage loans held for portfolio, net	3,269,308	—	3,393,301	—	—	3,393,301
BOB loans, net	12,239	—	—	12,239	—	12,239
Accrued interest receivable	114,717	—	114,717	—	—	114,717
Derivative assets	82,100	—	87,195	—	(5,095)	82,100
Liabilities:
Deposits	$619,090	$—	$619,097	$—	$—	$619,097
Discount notes	22,636,251	—	22,642,106	—	—	22,642,106
Bonds	67,682,345	—	67,925,976	—	—	67,925,976
Mandatorily redeemable capital stock (1)	5,416	5,486	—	—	—	5,486
Accrued interest payable (1)	124,083	—	124,013	—	—	124,013
Derivative liabilities	10,412	—	398,874	—	(388,462)	10,412

Notes to Financial Statements (continued)

	December 31, 2015
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,376,964	$2,376,964	$—	$—	$—	$2,376,964
Interest-bearing deposits	6,075	—	6,075	—	—	6,075
Federal funds sold	3,980,000	—	3,979,884	—	—	3,979,884
Securities purchased under agreements to resell	1,000,000	—	999,984	—	—	999,984
Trading securities	394,737	5,442	389,295	—	—	394,737
AFS securities	8,099,894	1,998	7,265,988	831,908	—	8,099,894
HTM securities	2,663,304	—	2,171,206	512,865	—	2,684,071
Advances	74,504,776	—	74,434,577	—	—	74,434,577
Mortgage loans held for portfolio, net	3,086,855	—	3,219,846	—	—	3,219,846
BOB loans, net	11,276	—	—	11,276	—	11,276
Accrued interest receivable	107,345	—	107,345	—	—	107,345
Derivative assets	65,855	—	70,478	—	(4,623)	65,855
Liabilities:
Deposits	$685,937	$—	$685,951	$—	$—	$685,951
Discount notes	42,276,815	—	42,269,700	—	—	42,269,700
Bonds	48,605,982	—	48,660,776	—	—	48,660,776
Mandatorily redeemable capital stock (1)	6,053	6,130	—	—	—	6,130
Accrued interest payable (1)	92,765	—	92,688	—	—	92,688
Derivative liabilities	42,508	—	331,738	—	(289,230)	42,508
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2016 and 2015.

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

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2016 and December 31, 2015. These instruments’ maturity term is overnight.

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

As of September 30, 2016, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for nearly all of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2016, the Bank classified private label MBS as Level 3.

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit's carrying value and represents its fair value. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at September 30, 2016 and December 31, 2015.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at September 30, 2016 and December 31, 2015. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$414,526	$—	$—	$414,526
Mutual funds	6,727	—	—	—	6,727
Total trading securities	$6,727	$414,526	$—	$—	$421,253
AFS securities:
Non-MBS:
GSE and TVA obligations	$—	$3,702,170	$—	$—	$3,702,170
State or local agency obligations	—	260,297	—	—	260,297
Mutual funds	1,999	—	—	—	1,999
Other U.S. obligations single family MBS	—	230,127	—	—	230,127
GSE single-family MBS	—	3,014,352	—	—	3,014,352
GSE multifamily MBS	—	1,272,531	—	—	1,272,531
Private label residential MBS	—	—	705,988	—	705,988
Total AFS securities	$1,999	$8,479,477	$705,988	$—	$9,187,464
Derivative assets:
Interest rate related	$—	$87,122	$—	$(5,095)	$82,027
Mortgage delivery commitments	—	73	—	—	73
Total derivative assets	$—	$87,195	$—	$(5,095)	$82,100
Total recurring assets at fair value	$8,726	$8,981,198	$705,988	$(5,095)	$9,690,817
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$398,858	$—	$(388,462)	$10,396
Mortgage delivery commitments	—	16	—	—	16
Total recurring liabilities at fair value (2)	$—	$398,874	$—	$(388,462)	$10,412
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$10,239	$—	$10,239
Real estate owned (3)	—	—	5,028	—	5,028
Total non-recurring assets at fair value	$—	$—	$15,267	$—	$15,267

Notes to Financial Statements (continued)

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets
Trading securities:
GSE and TVA obligations	$—	$389,295	$—	$—	$389,295
Mutual funds	5,442	—	—	—	5,442
Total trading securities	$5,442	$389,295	$—	$—	$394,737
AFS securities:
GSE and TVA obligations	$—	$3,469,205	$—	$—	3,469,205
State or local agency obligations	—	134,120	—	—	134,120
Mutual funds	1,998	—	—	—	1,998
Other U.S. obligations single family MBS	—	268,536	—	—	268,536
GSE single-family MBS	—	2,383,630	—	—	2,383,630
GSE multifamily MBS	—	1,010,497	—	—	1,010,497
Private label MBS:
Private label residential MBS	—	—	822,740	—	822,740
HELOCs	—	—	9,168	—	9,168
Total AFS securities	$1,998	$7,265,988	$831,908	$—	$8,099,894
Derivative assets:
Interest rate related	$—	$70,225	$—	$(4,623)	$65,602
Mortgage delivery commitments	—	253	—	—	253
Total derivative assets	$—	$70,478	$—	$(4,623)	$65,855
Total recurring assets at fair value	$7,440	$7,725,761	$831,908	$(4,623)	$8,560,486
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$331,738	$—	$(289,230)	$42,508
Total recurring liabilities at fair value (2)	$—	$331,738	$—	$(289,230)	$42,508
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$32,294	$—	$32,294
Real estate owned (3)	—	—	8,175	—	8,175
Total non-recurring assets at fair value	$—	$—	$40,469	$—	$40,469
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

There were no transfers between Levels 1 or 2 during the first nine months of 2016 or 2015.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first nine months of 2016. During the first nine months of 2015, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI was recorded.

	AFS Private Label MBS-Residential		AFS Private Label MBS-HELOCs (1)
	Three months ended September 30, 2016	Nine months ended September 30, 2016	Nine months ended September 30, 2016
Balance, beginning of period	$747,911	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	(117)	(117)	1,417
Accretion of credit losses in interest income	4,749	13,345	203
Net OTTI losses, credit portion	—	(239)	—
Net unrealized (losses) on AFS in OCI	(15)	(62)	—
Reclassification of non-credit portion included in net income	117	356	(1,417)
Net change in fair value on OTTI AFS in OCI	1,046	284	—
Unrealized gains (losses) on OTTI AFS in OCI	1,845	(4,098)	(179)
Purchases, issuances, sales, and settlements:
Sales	(8,609)	(8,609)	(8,510)
Settlements	(40,939)	(117,612)	(682)
Balance at September 30	$705,988	$705,988	$—
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2016	$4,749	$13,106	$—
Note:
(1) All AFS Private Label MBS - HELOCs were sold during the first quarter of 2016.

	AFS Private Label MBS-Residential		AFS Private Label MBS-HELOCs
(in thousands)	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015
Balance, beginning of period	$907,925	$971,083	$10,471	$11,699
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	4,622	14,134	338	1,072
Net OTTI losses, credit portion	(428)	(428)	—	—
Net unrealized gains (losses) on AFS in OCI	(34)	8	—	—
Reclassification of non-credit portion included in net income	44	44	—	—
Net change in fair value on OTTI AFS in OCI	1,903	746	(4)	(5)
Unrealized (losses) on OTTI AFS in OCI	(4,637)	(12,192)	(236)	(698)
Purchases, issuances, sales, and settlements:
Settlements	(53,394)	(120,762)	(878)	(2,377)
Transfer of OTTI securities from HTM to AFS	—	3,368		—
Balance at September 30	$856,001	$856,001	$9,691	$9,691
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2015	$4,194	$13,706	$338	$1,072

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2016			December 31, 2015
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$20,248,213	$—	$20,248,213	$20,171,604
Commitments to fund additional advances and BOB loans	829,041	—	829,041	480,634
Commitments to fund or purchase mortgage loans	32,234	—	32,234	9,950
Unsettled consolidated obligation bonds, at par (3)	73,570	—	73,570	261,000
Unsettled consolidated obligation discount notes, at par	150,000	—	150,000	—
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $158.5 million and $136.4 million at September 30, 2016 and December 31, 2015, respectively.
(2) Letters of credit in the amount of $6.9 billion and $5.5 billion at September 30, 2016 and December 31, 2015, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.
(3) Includes $23.6 million and $115.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at September 30, 2016 and December 31, 2015, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.2 million and $5.7 million as of September 30, 2016 and December 31, 2015, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2016 and December 31, 2015. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.4 billion at both September 30, 2016 and December 31, 2015, respectively.

Commitments to Fund or Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2016.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: November 8, 2016

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer