Form 10-K
period 2016-12-31
Federal Home Loan Bank of Pittsburgh
filed 2017-03-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2016, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,232.1 million. There were 37,286,645 shares of common stock outstanding at February 28, 2017.

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

General

History.  The Bank is one of 11 Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The 11 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally mean they are a combination of private capital and public sponsorship. The public sponsorship attributes include:

•	being exempt from federal, state and local taxation, except real estate taxes;

•
being exempt from registration under the Securities Act of 1933 (the 1933 Act), although the FHLBanks are required by Federal Housing Finance Agency (FHFA or Finance Agency) regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act); and

•	having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2016, the Bank had approved three state housing finance agencies; two are currently eligible to borrow from the Bank but had no outstanding advance balances as of December 31, 2016.

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

Advances

Advance Products

The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral. The following table summarizes the advance products offered by the Bank as of December 31, 2016. This information excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed separately in this Item 1.

Product	Description	Maturity	Key Features
RepoPlus	Short-term fixed-rate advances(1); principal and interest paid at maturity	1 day to 89 days
The RepoPlus advance products serve member short-term liquidity needs. RepoPlus is typically a short-term, fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of the line of credit. These balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term Repo	Mid-term fixed-rate and adjustable-rate advances(1); principal paid at maturity; interest paid monthly or quarterly.	3 months to 3 years
The Mid-Term Repo product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term Repo advances. Adjustable-rate, Mid-Term Repo advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. The Bank also offers Mid-term fixed-rate advances. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; members’ liquidity needs drive these fluctuations.

Core (Term)	Long-term fixed-rate and adjustable-rate advances(1)(2); principal paid at maturity; interest paid monthly or quarterly (Note: amortizing loans principal and interest paid monthly)	1 year to 30 years
For managing longer-term interest rate risk and to assist with asset/liability management, the Bank offers long-term fixed-rate and adjustable-rate advances. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan.

Returnable	Short-term and long-term fixed-rate and adjustable-rate advances with returnable options owned by member; principal paid at maturity; interest paid monthly or quarterly	2 months to 30 years	These advances permit the member to prepay an advance on certain pre-determined dates without a fee.
Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly	2 years to 15 years
These advances contain embedded options which the member can sell to the Bank.  If the option is exercised by the Bank (based on a predetermined frequency), the member can choose to either repay the advance or allow the advance to be converted into an adjustable-rate advance with a predetermined spread.

Notes:
(1) May include loans made under the Community Lending Program (CLP).
(2) May also include Affordable Housing Program (AHP) loans.

The following chart shows the percentage of advances by product type and dollar amount (in billions) as of December 31, 2016.

Letters of Credit. Standby letters of credit are issued by the Bank for a fee on behalf of its members and housing associates to support certain obligations to third-party beneficiaries and are backed by an irrevocable, independent obligation from the Bank. These are subject to the same collateralization and borrowing limits that apply to advances. Standby letters of credit can be valuable tools to support community lending activities, including arranging financing to support bond issuances for community and economic development as well as affordable housing projects. The letters of credit offer customizable terms available to meet unique and evolving needs. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member/housing associates’ demand deposit account (DDA). Any remaining amounts not covered by the DDA withdrawal are converted into a collateralized overnight advance.

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

Undelivered Collateral Status. The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, a member borrower is not required to deliver detailed reporting on pledged loans; rather, the Bank monitors eligible collateral using the Qualifying Collateral Report (QCR), derived from regulatory financial reports, which are submitted quarterly to the Bank by the member. Origination of new advances or renewal of advances must be secured by eligible collateral categories.

Detailed Listing or Specific Pledge Collateral Status. The Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement, or if participating in the Bank’s market-value based pricing program, or as determined based on its credit condition. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by choosing to list collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from detailed listing collateral status because it provides more loan information to calculate a more precise valuation of the collateral.

Delivered Collateral Status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral in an amount sufficient to fully secure its total credit exposure (TCE) to the Bank, including through a third party custodian for the Bank. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating. Delivery of collateral also may be required if there is action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Collateral delivery status is often required for members borrowing under specific pledge agreements, as a practical means for maintaining specifically listed collateral. For all securities pledged as collateral, the Bank requires delivery to either a restricted account at the Bank or an account with a third party custodian under the Bank’s control. The Bank also requires delivery of collateral from de novo institution members at least until two consecutive quarters of profitability are achieved and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor.

With respect to certain specific collateral pledge agreement borrowers (typically HFAs), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian. Approximately 76% of TCE outstanding was secured by collateral pledged to the Bank under a blanket lien agreement and in undelivered status at December 31, 2016. The remaining 24% of TCE outstanding was secured by collateral pledged under detailed listing or specific pledge and delivery status.

As of December 31, 2016, nine of the Bank’s top ten borrowers (ranked by TCE and outstanding advances) were in undelivered collateral status; the remaining one was in specific pledge status, utilizing detailed loan listings. This was a banking institution member which elected to have residential loan collateral specifically pledged under a detailed listing affiliate pledge lending arrangement.

All eligible collateral securing advances is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as lending value, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. The Bank’s collateral discounted values are presented in the table entitled “Lending Value Assigned to the Collateral as a Percentage of Value” at the end of this subsection. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

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

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2016.

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

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to promptly exercise the Bank’s rights regarding securities, loan collateral, and other collateral upon the failure of a member. At December 31, 2016 and 2015, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

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

A third category of eligible collateral is high quality investment securities, defined as U.S. Treasury and U.S. Agency securities, REFCORP (Resolution Funding Corporation) bonds, GSE mortgage-backed securities (MBS), and commercial and residential private label MBS with a minimum credit rating of single A. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g., proceeds used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their MBC. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews.

The Bank also accepts FHLBank deposits and multi-family residential mortgage loans as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.1 billion (the limit during 2016) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. These advances were also collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2016.

The Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below) as qualifying collateral unless certain mitigating factors are met. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCRs each quarter.

Nontraditional residential mortgage loans are defined by the Bank’s Collateral Policy as mortgage loans that allow borrowers to defer payment of principal or interest. These loans may be interest-only loans, payment-option loans, negative-amortization, or have other features, such as, but not limited to, variable interest rates with below-market introductory rates, simultaneous second-lien loans and reduced documentation to support the repayment capacity of the borrower. Nontraditional residential mortgage loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loan products. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity, for example, low or no documentation loans or credit characteristics that would be characterized as subprime. The potential for increased risk is particularly true if the nontraditional residential mortgage loans are not underwritten to the fully indexed rate.

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

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan purchase programs. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for specific requirements regarding subprime and nontraditional loan collateral.

The various types of eligible collateral and related lending values as of December 31, 2016 are summarized below. Collateral includes wholly-owned member assets (or unencumbered assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85 percent) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Securities Collateral	Lending Values as a Percentage of Fair Value for All Members
Deposits held by the Bank and pledged to, and under the sole control of, the Bank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCORP Bonds (1)	97%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by GNMA, FHLMC, and FNMA	95%
U.S. Treasury STRIPs	90%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Loan Collateral	Lending Values
	% of Unpaid Principal Balance		% of Fair Value
	QCR Filer Full Collateral Listing-Undelivered	Full Collateral Credit Reasons	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	80%	70%	85%
Nontraditional mortgage loans and loans with unknown FICO® (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	n/a
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO® score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	n/a
Notes:
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

During 2016, the Bank implemented some changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

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

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added six new PFIs in 2016, and as of December 31, 2016, 134 members were approved participants in the MPF Program. The Bank purchased mortgage loans totaling $790.2 million during 2016 of which $405.3 million was from one PFI.

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

During the life of the loan, PFIs are paid a credit enhancement (CE) fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank under the MPF Original Program. The CE structure motivates PFIs to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

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

Mortgage Loan Servicing. Under the MPF Program, PFIs may retain or sell servicing to third parties. The Bank does not service loans or own any servicing rights. The FHLBank of Chicago acts as the master servicer for the Bank and has contracted with Wells Fargo Bank, N.A. to fulfill the master servicing duties. The Bank pays the PFI or third-party servicer a servicing fee to perform these duties. The servicing fee is 25 basis points for conventional loans.

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2016, 44 PFIs were eligible to offer the product. Of these, 11 PFIs sold $50.4 million of mortgage loans through MPF Xtra for 2016. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

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
BOB Loans

See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. In 2016 and 2015, the Bank made $5.0 million and $3.5 million available, respectively, to assist small businesses through the BOB loan program.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2016 and 2015.

(in millions)	December 31, 2016	December 31, 2015
Consolidated obligation bonds	$67,195.7	$48,515.7
Consolidated obligation discount notes	28,529.6	42,318.5
Total Bank consolidated obligations	95,725.3	90,834.2
Total FHLBank System combined consolidated obligations	$989,311.1	$905,201.8

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

Each member is required to purchase and maintain activity stock equal to the percentage of the book value of the following transactions as shown in the table below:

	Range of activity stock requirement according to the Capital Plan
	Minimum	Maximum	Current requirement
Outstanding advances	2.0%	6.0%	4.0%
Acquired member assets (AMA)	0.0%	6.0%	4.0%
Letters of credit	0.0%	4.0%	0.75%
Outstanding advance commitments (settling more than 30 days after trade date)	0.0%	6.0%	0.0%

Bank capital stock is not publicly traded; it may be issued, redeemed and repurchased at its stated par value of $100 per share. Under the Capital Plan, capital stock is redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Currently, the Bank's practice is to repurchase all excess capital stock on a weekly basis.

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. Dividends paid in 2016, 2015 and 2014 are presented in the table below.

	Dividend - Annual Yield
	2016		2015		2014
	Membership	Activity	Membership	Activity
February	3.0%	5.0%	(1)	(1)	2.5%
April	2.0%	5.0%	3.0%	5.0%	4.0%
July	2.0%	5.0%	3.0%	5.0%	4.0%
October	2.0%	5.0%	3.0%	5.0%	4.0%
Note:
(1) The Bank did not differentiate dividends on activity and membership stock prior to April 2015. In February 2015, the Bank paid a quarterly dividend on all capital stock equal to an annual yield of 4.0%. In addition, the Bank paid a special dividend of 2.5%. This special dividend was based on average member capital stock for the full year of 2014.

In February 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively. The dividends were based on average member capital stock held for the fourth quarter of 2016.

As of December 31, 2016, the balance in retained earnings was $986.2 million, of which $214.5 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Derivatives and Hedging Activities

The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank may use derivative financial instruments in the following ways: (1) by designating them as a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge).

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

Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of interest rates as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank's ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered. Despite these competitive factors, advances rose 3.1% to $76.8 billion at December 31, 2016 compared to $74.5 billion at December 31, 2015. This was primarily driven by increases in fixed- and floating-rate term advance borrowings by several members. Additional details regarding the advance portfolio are available in the Financial Condition discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

Major Customers

Chase Bank USA, N.A., PNC Bank, N.A., and Ally Bank each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2016. See further discussion in Item 1A. Risk Factors and the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2016, the Bank had 212 full-time employee positions and three part-time employee positions, for a total of 213.5 full-time equivalents. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

SEC Reports and Corporate Governance Information

The Bank is subject to the informational requirements of the 1934 Act and, in accordance with the 1934 Act, files annual, quarterly and current reports with the SEC. The Bank’s SEC File Number is 000-51395. Any document filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, information statements and other information regarding registrants that file electronically with the SEC, including the Bank’s filings. The Bank’s financial information is also filed in eXtensible Business Reporting Language (XBRL) as required by the SEC and is available on the Bank’s and the SEC’s websites. The SEC’s website address is www.sec.gov. Copies of such materials can also be obtained at prescribed rates from the public reference section of the SEC at 100 F Street NE, Washington, D.C. 20549.

The Bank also makes the Annual Report filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Financial Officer, and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2016 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the corporate governance section of the “About Us” link on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge upon written request to the Legal Department at the Bank.

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

The Bank's business is dependent upon its computer information systems. An inability to process information or implement technological changes, or an interruption in the Bank's systems, may result in lost business or increased operational risk. The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber security risks.

For example, the Bank provides on-line banking transactional capability to enable its members to execute borrowing and other transactions with the Bank. The Bank is under ongoing cyber attack. Although the Bank has security measures in place and devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. To date, the Bank has experienced a limited number of successful desktop (e.g., malware) security incidents. However, these incidents were limited and did not involve any breaches of data such as those that trigger notice requirements under applicable law. Each of these incidents was responded to appropriately which prevented material impact on the Bank’s operations. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against material cyber-security attacks. In addition, the Bank completes periodic independent assessments that leverage industry recognized frameworks in order to continually improve the Bank’s control environment against cyber-security attacks. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers), corrupt data or cause operational disruption. This may result in financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, litigation, penalties, and reputational damage.

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

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission continue to be impacted by the evolving regulations impacting the finance industry. To date, the Bank has effectively implemented all requirements for derivatives clearing including establishing relationships with Futures Commission Merchants (FCMs) and an integration of swap execution facilities. Final regulations regarding uncleared swaps were issued in October 2015. When they take effect, the Final Margin Rules will subject uncleared swaps and uncleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end-users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The Final Margin Rules will require variation margin to be exchanged daily for uncleared swaps and uncleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). Variation margin requirements under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for the Bank on September 1, 2020. Since the Bank is currently posting and collecting variation margin on uncleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on the Bank's costs. However, when the initial margin requirements under the Final Margin Rules become effective, the Bank anticipates that the cost of engaging in uncleared swaps may increase. Additional details regarding the Dodd-Frank Act and its implementing regulations are included in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Bank clears certain derivative transactions through a third party central clearinghouse. These swaps are subject to mandatory reporting, record-keeping and documentation requirements established by applicable regulators, an initial and a variation margin requirement established by the clearinghouse and its clearing members. Guidance from the Commodity Futures Trading Commission (CFTC) also addressed treatment of customer collateral for cleared swaps and additional protections for such collateral.

The Bank's ability to achieve its risk management objectives has not been materially impacted by the initial derivative clearing requirements and these requirements have not negatively impacted the Bank's cost of funds. The impact of the recently adopted final regulations regarding uncleared swaps, specifically the initial margin requirements that become effective for the Bank September 1, 2020, could have a material impact on the Bank’s cost of funds, results of operations and financial condition.

On June 15, 2016, the SEC approved the Financial Industry Regulatory Authority, Inc.’s (FINRA) proposed amendment to FINRA Rule 4210, which will require U.S. registered broker-dealers to receive a minimum amount of margin from their counterparties with respect to “Covered Agency Transactions” which include the following:

•	TBA transactions for which the difference between the trade date and contractual settlement date is greater than one business day;

•	specified pool transactions for which the difference between the trade date and contractual settlement date is greater than one business day; and

•	U.S. agency collateralized mortgage obligations for which the difference between the trade date and contractual settlement date is greater than three business days.

Since the FHLBanks qualify as “exempt accounts”, the Bank will not be subject to the maintenance margin requirement and will only be required to exchange daily mark-to-market margin with respect to Covered Agency Transactions.

In October 2016, the Finance Agency informed the FHLBanks that it was reviewing the current regulatory liquidity requirements and may propose new requirements in 2017. The FHLBanks are working with the Finance Agency to gain a better understanding and potential impact of any such changes.

The Housing Act was intended to, among other things, address the 2007-2008 housing finance crisis, expand the Finance Agency's authority and address GSE reform issues. Several GSE reform bills have been crafted in the prior Congress and prior Administration. With a new Administration and changes in Congress, additional GSE reform efforts are expected. Depending on the terms, such legislation could have a material effect on the Bank. In addition, any future legislative changes to the Housing Act may significantly affect the Bank's business, results of operations and financial condition.

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

Continued regulatory changes drive ongoing updates to the Bank's current computer information systems to support these requirements. Recent legislative and regulatory proposals regarding enhanced cybersecurity standards and requirements may result in increased costs to the Bank as well as additional work-arounds until the Bank fully implements technology necessary to meet these additional requirements.

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

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank's strongest competitors are large mortgage aggregators, non-depository mortgage entities, and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or a similar program known as the Mortgage Purchase Program (MPP). Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Some of these mortgage loan competitors have greater resources, larger volumes of business, longer operating histories and more product offerings. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and consequently lower net income.

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

At December 31, 2016, the Bank's five largest customers, PNC Bank, N.A., Chase Bank USA, N.A., Santander Bank, N.A., TD Bank, N.A., and Ally Bank, accounted for 75% of its TCE and owned 72% of its outstanding capital stock. Of these members, PNC Bank, N.A., Ally Bank and Chase Bank USA, N.A. each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations.

The Bank relies on both internally and externally developed models to manage market and other risks, to make business decisions and for financial accounting and reporting purposes. The Bank's business could be adversely affected if these models fail to produce reliable results or if the results are not used appropriately.

The Bank makes significant use of business and financial models for making business decisions and managing risk. For example, the Bank uses models to measure and monitor exposures to market risks and credit and collateral risks. A credit scoring model is used in part as a basis for credit decisions. The Bank also uses models in determining the fair value of certain financial instruments. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and products and in financial reporting.

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

The Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure or interruption of these systems, or any disruption of service, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively, including, and without limitation, its hedging, advances and wire activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failure or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes. Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank does assess the adequacy of security controls for its significant third parties, there is no assurance that such a breach will not occur. Additionally, the use of vendors and other third parties could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information or other harm.

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

Money market reform has benefited the Bank’s ability to raise short-term liquidity at attractive costs. This market shift started in the second half of 2016 as money funds shifted from prime to government investments. This shift may be short-term in nature as money market investor risk and return preferences or money market regulatory requirements could change over time.

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

The Bank currently has two Community Development Financial Institution (CDFI) members, which are not generally subject to banking or insurance regulators. The Bank takes steps to mitigate this risk, which may include requiring specific over-collateralization levels or limits on eligible collateral. For all CDFI members, the Bank requires delivery of collateral pledged to secure the Bank’s advances and other credit products provided to such members.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2016, out of a total of $989.3 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $95.7 billion, or approximately 9.7% of the total.

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

It is possible that the credit rating of an FHLBank, another GSE or the U.S. government could be lowered further by at least one NRSRO. It is expected that a debt ceiling resolution will be necessary by mid-March 2017. Depending on the nature and outcome of that process, the credit rating of the U.S. government could be lowered as was the case in August 2011. This could adversely affect the Bank's costs of doing business as described above. In addition, further downgrades could negatively impact the Bank's reputation and may result in heightened scrutiny by the regulator.

Additional ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. In some states, acceptance of the Bank's letters of credit as collateral for public funds deposits requires a AAA rating from at least one rating agency. If all of the NRSROs downgrade their ratings, the Bank's letters of credit business in those states may be affected and the amount of the Bank's letters of credit may be reduced, both of which could negatively affect financial condition and results of operations. The Bank's costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AA+.

The Bank may be unable to optimally manage its market risk due to unexpected sizable adverse market movements that threaten the Bank's interest rate risk/market risk profile faster than Bank strategies can offset. In addition, the Bank’s mortgage related portfolio introduces specific interest rate and prepayment risk, which may impact the value of and income associated with those investments. Not prudently managing this risk may adversely affect the Bank's results of operations.

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

In addition, the Bank's profitability and the market value of its equity are significantly affected by its ability to manage interest rate risk. The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, advance volumes and pricing, market conditions for the Bank's consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. These assumptions are inherently uncertain and, as a result, the measures cannot precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

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

See additional discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Bank invests in mortgages and is subject to the risk of credit deterioration. The Bank is also subject to the risk that MBS servicers may fail to perform their obligations to service mortgage loans as collateral for MBS. These risks have adversely impacted the Bank's results of operations and could impact the Bank’s capital position.

The Bank currently invests in Agency and other U.S. obligation MBS, which support the Bank’s mission. Prior to 2008, the Bank also had invested in private label MBS, which exposed the Bank to a higher level of credit risk relative to the other investments within the Bank’s portfolio, and resulted in credit-related OTTI losses. However, this portion of the Bank’s portfolio has continued to run off, with no new investments purchased since 2007; minimal credit-related OTTI losses were recognized in 2016. Given the profile of the current portfolio, the Bank is subject to less credit risk.

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

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 3.3% of the Bank's total assets as of December 31, 2016 and approximately 11.9% of the Bank's total interest income in 2016. In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. The Finance Agency made a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing of their home mortgage and extended the program through December 31, 2016. Other agencies have also implemented programs over the last few years aimed at preventing foreclosure. While many governmental loan modification programs are ending due to regulatory, business and customer expectations, servicers are expected to continue to offer other loan modification programs. The Bank offers a loan modification program for its MPF Program loans as well. To date, the Bank has not experienced any significant impact on its portfolio levels from the HARP program, the Bank's MPF loan modification program or other foreclosure prevention programs. However, program execution and related changes, as well as any new programs in the market may change that experience.

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

The Bank has established an allowance for loan losses in accordance with accounting standards to reflect incurred losses on its portfolio. If delinquency and loss rates on MPF loans increase, or there are additional declines in residential real estate values, the Bank will likely experience increases in the allowance for loan losses on its MPF loan portfolio.

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

Under the Finance Agency's Prompt Correct Action Regulation (PCA Regulation), if the Bank becomes undercapitalized by failing to meet its regulatory capital requirements, by the Finance Agency exercising its discretion to categorize an FHLBank as undercapitalized or by the Bank failing to meet any additional Finance Agency-imposed minimum capital requirements, it will also be subject to asset growth limits. This is in addition to the capital stock redemption, excess capital stock repurchase and dividend prohibitions noted above. If the Bank becomes significantly undercapitalized, it could be subject to additional actions such as replacement of its Board and management, required capital stock purchase increases and required asset divestiture. The regulatory actions applicable to an FHLBank in a significantly undercapitalized status may also be imposed on an FHLBank by the Finance Agency at its discretion on an undercapitalized FHLBank. Violations could also result in changes in the Bank's member lending, investment or MPF Program purchase activities and changes in permissible business activities, as well as restrictions on dividend payments and capital stock redemptions and repurchases.

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

Under Finance Agency regulation, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income. The payment of dividends is subject to certain statutory and regulatory restrictions (including that the Bank shall be in compliance with all minimum capital requirements and shall not have been designated undercapitalized by the Finance Agency) and is highly dependent on the Bank's ability to continue to generate future net income and maintain adequate retained earnings and capital levels.

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

Operational risk is the risk of unexpected operating losses attributable to human error; systems failures; fraud; noncompliance with laws, regulations and the Bank's internal Code of Conduct; unenforceability of contracts; or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank's control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank as well.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1325 G Street, Washington, DC 20005; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 435 N. DuPont Highway, Dover, Delaware 19904; (4) 1286 Suncrest Town Center, Morgantown, WV 26505; and (5) 580 and 768 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2016, the total mandatorily redeemable capital stock reflected the balance for three institutions, two of which were merged out of district and considered to be nonmembers. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The total number of shares of capital stock outstanding as of December 31, 2016 was 37,606,262 of which members held 37,554,320 shares and nonmembers held 51,942 shares.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)	2016	2015
First quarter	$40.0	$99.7
Second quarter	39.7	34.7
Third quarter	37.6	38.1
Fourth quarter	37.7	40.3

See Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statements of Income data for 2016, 2015 and 2014, and the Condensed Statements of Condition data as of December 31, 2016 and 2015 are derived from the financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Statements of Income data for 2013 and 2012 and the Condensed Statements of Condition data as of December 31, 2014 and 2013 are derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2014 Form 10-K. The Condensed Statements of Condition data as of December 31, 2012 is derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2013 Form 10-K.

Condensed Statements of Income

	Year Ended December 31,
(in millions)	2016	2015	2014	2013	2012
Net interest income	$348.9	$317.8	$283.1	$195.1	$209.8
Provision (benefit) for credit losses	1.2	(0.2)	(4.1)	(1.8)	0.4
Other noninterest income	25.0	44.5	75.6	47.5	7.1
Other expense	83.8	77.5	78.6	80.0	72.3
Income before assessments	288.9	285.0	284.2	164.4	144.2
AHP assessment	28.9	28.5	28.4	16.6	14.5
Net income	$260.0	$256.5	$255.8	$147.8	$129.7

Dividends	$155.0	$212.8	$103.9	$21.4	$5.8
Dividend payout ratio(1)	59.64%	82.96%	40.64%	14.49%	4.30%
Return on average equity	5.96%	6.16%	6.83%	4.32%	3.75%
Return on average assets	0.28%	0.29%	0.36%	0.24%	0.23%
Net interest margin (2)	0.38%	0.36%	0.40%	0.32%	0.37%
Regulatory capital ratio (3)	4.69%	4.60%	4.53%	5.16%	5.89%
GAAP capital ratio(4)	4.73%	4.67%	4.67%	5.22%	5.31%
Total average equity to average assets	4.72%	4.66%	5.22%	5.60%	6.02%
Notes:
(1) Represents dividends paid as a percentage of net income for the respective periods presented.
(2) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(3) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(4) GAAP capital ratio is sum of capital stock, retained earnings and accumulated other comprehensive income (AOCI) as a percentage of total assets at period-end.

Condensed Statements of Condition

	December 31,
(in millions)	2016	2015	2014	2013	2012
Cash and due from banks	$3,587.6	$2,377.0	$2,451.1	$3,121.3	$1,350.6
Investments(1)	17,227.3	16,144.0	16,528.4	13,875.2	19,057.2
Advances	76,808.7	74,504.8	63,408.4	50,247.5	40,497.8
Mortgage loans held for portfolio, net(2)	3,390.7	3,086.9	3,123.3	3,224.1	3,532.5
Total assets	101,260.0	96,329.8	85,670.5	70,664.5	64,610.2
Consolidated obligations, net:
Discount notes	28,500.3	42,275.5	37,057.8	28,236.0	24,148.2
Bonds	67,156.0	48,600.8	43,708.2	37,692.2	35,129.7
Total Consolidated obligations, net(3)	95,656.3	90,876.3	80,766.0	65,928.2	59,277.9
Deposits	558.9	686.0	641.2	694.4	999.9
Mandatorily redeemable capital stock	5.2	6.0	0.6	—	431.6
AHP payable	76.7	70.9	56.0	36.3	24.5
Total liabilities	96,466.1	91,828.2	81,667.5	66,972.3	61,181.2
Capital stock - putable	3,755.4	3,539.7	3,041.0	2,962.2	2,816.0
Unrestricted retained earnings	771.7	718.7	726.3	625.6	528.8
Restricted retained earnings	214.5	162.5	111.2	60.1	30.5
AOCI	52.3	80.7	124.5	44.3	53.7
Total capital	4,793.9	4,501.6	4,003.0	3,692.2	3,429.0
Notes:
(1) Includes trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, securities purchased under agreements to resell, Federal funds sold, and interest-bearing deposits.
(2) Net of allowance for loan losses of $6.2 million, $5.7 million, $7.3 million, $11.4 million and $14.2 million at December 31, 2016 through 2012, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $989.3 billion, $905.2 billion, $847.2 billion, $766.8 billion and $687.9 billion at December 31, 2016 through 2012, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; risks related to MBS; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

This Management’s Discussion and Analysis should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data and footnotes and Item 1A. Risk Factors included herein.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. During 2016, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) particularly short-term funding spreads, improved considerably. This development was driven by new regulations applicable to institutional money market funds. These reform measures, which took effect in October 2016, resulted in increased demand for FHLB debt, which, when combined with a corresponding increase in LIBOR, resulted in more attractive funding spreads during the fourth quarter of 2016.

The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. The Bank continues to adjust as necessary its prepayment estimates in its models to ensure they reflect actual borrower activity. In addition, the Bank’s higher yielding private label MBS portfolio continues its expected runoff. As higher coupon mortgage loans prepay and mature along with higher yielding private label MBS, the return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining loan portfolio and investments and a possible decrease in the net interest margin. However, the Bank has accretion of interest income on certain private label residential MBS as a result of significant projected increases in cash flows. During 2016, this accretion resulted in additional interest income of $25.3 million compared to $27.4 million in 2015.

Results of Operations. The Bank’s net income for 2016 was $260.0 million compared to $256.5 million in 2015. This $3.5 million increase was driven by higher net interest income partially offset by lower noninterest income and higher other expense. Net interest income was $348.9 million for 2016 compared to $317.8 million in 2015. Higher net interest income was primarily due to higher interest income on advances, prepayment fees on advances and Federal funds sold, partially offset by higher interest expense on consolidated obligations.

For the fourth quarter of 2016, net income was $81.7 million, compared to $54.4 million in the fourth quarter of 2015. This $27.3 million increase was primarily driven by higher net interest income and higher noninterest income. Net interest income was $94.7 million for the fourth quarter of 2016, compared to $78.1 million in the fourth quarter of 2015, an increase of $16.6 million, primarily due to higher interest income on advances, investment income on AFS securities and Federal funds sold, partially offset by higher interest expense on consolidated obligations. Noninterest income in the fourth quarter of 2016 was $21.2 million, compared to $8.0 million in the fourth quarter of 2015, an increase of $13.2 million, primarily due to higher net gains on derivatives and hedging activities, partially offset by higher net losses on trading securities.

The net interest margin was 38 basis points and 36 basis points for 2016 and 2015, respectively.

Financial Condition. Advances. Total advances were $76.8 billion at December 31, 2016, an increase of $2.3 billion compared to $74.5 billion at December 31, 2015. Increased advance levels from the large member classification more than offset decreases in other member classifications which were primarily driven by certain prepayments and merger activities. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. As the advance portfolio increased in size during 2016 compared to 2015, the term of advances decreased modestly. At December 31, 2016, approximately 50% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 55% at December 31, 2015.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) member’s regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At December 31, 2016, the Bank held $17.2 billion of total investments including trading, AFS and HTM investment securities as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2015, these investments totaled $16.1 billion. The increase of $1.1 billion was primarily driven by an increase in MBS investments.

Consolidated Obligations. The Bank's consolidated obligations totaled $95.7 billion at December 31, 2016, an increase of $4.8 billion from December 31, 2015. At December 31, 2016, bonds represented 70% of the Bank's consolidated obligations, compared with 53% at December 31, 2015. Discount notes represented 30% of the Bank's consolidated obligations at December 31, 2016 compared with 47% at year-end 2015. In 2016, there was increased demand for floating-rate, short-term bonds which were used to fund the increased member demand for floating-rate advances. In addition, the Bank reduced its refunding risk exposure by issuing longer term bonds.

In April 2016, Moody's affirmed the Aaa senior debt and P-1 ratings of the FHLBank System and affirmed the Aaa bank deposit and P-1 ratings of all 11 FHLBanks. The outlook on the FHLBank System's and FHLBanks' ratings is stable.

Capital Position and Regulatory Requirements. Total capital at December 31, 2016 was $4.8 billion, compared to $4.5 billion at December 31, 2015. Total retained earnings at December 31, 2016 were $986.2 million, up $105.0 million from $881.2 million at year-end 2015 reflecting the Bank's net income for 2016 which was partially offset by dividends paid. AOCI was $52.3 million at December 31, 2016, a decrease of $28.4 million from December 31, 2015. This decrease was primarily due to changes in the fair values of securities within the AFS portfolio and realized gains on the sale of AFS securities.

The table below presents the annual dividend yield on membership and activity stock in 2016.

	Dividend - Annual Yield
	Membership stock	Activity stock
February	3.0%	5.0%
April	2.0%	5.0%
July	2.0%	5.0%
October	2.0%	5.0%

In February 2017, the Bank paid quarterly dividends of 5.0% annualized on activity stock and 2.0% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2016.

The Bank met all of its capital requirements as of December 31, 2016, and in the Finance Agency’s most recent determination, as of September 30, 2016, the Bank was deemed "adequately capitalized."

2017 Outlook

The Bank anticipates that its members will continue to utilize advances to meet liquidity needs in 2017. If the economy continues to improve, loan growth opportunities and strong competition for retail deposits may also increase advance demand at regional banks and CFIs. Future opportunities and challenges will arise with potential changes in the Bank's operating landscape including various legislative actions, GSE and housing finance reform, and changes in regulatory compliance requirements. However, the Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities.
Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2016 was $260.0 million, compared to $256.5 million in 2015. This $3.5 million increase was driven primarily by higher net interest income partially offset by lower noninterest income and higher other expense. Net interest income for 2016 was $348.9 million, a $31.1 million increase compared to $317.8 million in 2015. Higher net interest income was primarily due to higher interest income on advances, prepayment fees on advances and Federal funds sold, partially offset by higher interest expense on consolidated obligations. Noninterest income in 2016 was $25.0 million, a $19.5 million decrease compared to $44.5 million in 2015. Lower noninterest income was primarily due to net losses on derivatives and hedging activities and lower gains on litigation settlements (net of legal fees and expenses), partially offset by net realized gains on sales of AFS securities. Total other expense in 2016 was $83.8 million, a $6.3 million increase compared to $77.5 million in 2015, primarily due to higher compensation and benefits expenses and technology-related costs. The Bank’s return on average equity for 2016 was 5.96% compared to 6.16% for 2015.

2015 vs. 2014. The Bank recorded net income of $256.5 million in 2015 compared to $255.8 million in 2014, an increase of $0.7 million. The increase was primarily due to higher net gains on derivatives and hedging activities and higher net interest income, partially offset by lower gains on litigation settlements (net of legal fees and expenses) and lower net gains on trading securities. The Bank’s return on average equity for 2015 was 6.16%, compared to 6.83% for 2014.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2016, 2015 and 2014.
Average Balances and Interest Yields/Rates Paid

	2016			2015			2014
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$7,109.4	$27.3	0.38	$7,486.3	$8.2	0.11	$5,734.2	$3.9	0.07
Interest-bearing deposits(2)	367.9	1.2	0.35	308.8	0.4	0.11	443.3	0.4	0.08
Investment securities(3)	11,826.2	227.6	1.93	11,056.8	217.0	1.96	11,208.7	219.5	1.96
Advances(4)	68,362.7	612.1	0.90	65,739.9	349.5	0.53	50,376.8	272.9	0.54
Mortgage loans held for portfolio(5)	3,186.3	117.4	3.68	3,079.3	120.5	3.91	3,160.1	129.4	4.09
Total interest-earning assets	90,852.5	985.6	1.08	87,671.1	695.6	0.79	70,923.1	626.1	0.88
Allowance for credit losses	(8.0)			(8.2)			(10.4)
Other assets(6)	1,536.2			1,569.4			850.7
Total assets	$92,380.7			$89,232.3			$71,763.4
Liabilities and capital:
Deposits (2)	$636.8	$1.7	0.27	$675.9	$0.3	0.04	$700.5	$0.2	0.03
Consolidated obligation discount notes	25,016.4	110.2	0.44	35,181.0	54.1	0.15	27,793.8	24.2	0.09
Consolidated obligation bonds(7)	61,523.3	524.5	0.85	48,376.4	323.2	0.67	38,618.7	318.4	0.82
Other borrowings	6.4	0.3	4.88	3.5	0.2	4.76	2.9	0.2	6.73
Total interest-bearing liabilities	87,182.9	636.7	0.73	84,236.8	377.8	0.45	67,115.9	343.0	0.51
Other liabilities	833.2			834.2			902.2
Total capital	4,364.6			4,161.3			3,745.3
Total liabilities and capital	$92,380.7			$89,232.3			$71,763.4
Net interest spread			0.35			0.34			0.37
Impact of noninterest-bearing funds			0.03			0.02			0.03
Net interest income/net interest margin		$348.9	0.38		$317.8	0.36		$283.1	0.40
Average interest-bearing assets to interest-bearing liabilities	104.2%			104.1%			105.7%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $0.2 billion, $0.3 billion and $0.5 billion in 2016, 2015 and 2014, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $17.8 million, $13.6 million and $(28.2) million in 2016, 2015 and 2014, respectively.

Net interest income increased $31.1 million in 2016 compared to 2015 due to an increase in interest income, partially offset by an increase in interest expense. Interest-earning assets increased 3.6% with higher demand for advances and increased purchases of investments and mortgage loans, partially offset by a lower amount of Federal funds sold and securities purchased under agreement to resell. Higher interest income on advances, investments, Federal funds sold and securities purchased under agreements to resell were partially offset by lower interest income on mortgage loans held for portfolio. Interest income on advances increased due to prepayment fees, higher volume, and an increase in yield. Interest income on investments increased due to higher volume. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield which more than offset a decrease in volume. Interest income on mortgage loans declined due to a decrease in yield as the run-off of higher-yielding assets has been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 28 basis points due to higher funding costs on consolidated obligations bonds and discount notes.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2016, 2015 and 2014.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2016 Compared to 2015			2015 Compared to 2014
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.4)	$19.5	$19.1	$1.5	$2.8	$4.3
Interest-bearing deposits	—	0.8	0.8	(0.1)	0.1	—
Investment securities	14.9	(4.3)	10.6	(3.0)	0.5	(2.5)
Advances	14.5	248.1	262.6	81.7	(5.1)	76.6
Mortgage loans held for portfolio	4.1	(7.2)	(3.1)	(3.2)	(5.7)	(8.9)
Total interest-earning assets	$33.1	$256.9	$290.0	$76.9	$(7.4)	$69.5

Interest-bearing deposits	$—	$1.4	$1.4	$—	$0.1	$0.1
Consolidated obligation discount notes	(19.6)	75.7	56.1	7.7	22.2	29.9
Consolidated obligation bonds	99.9	101.4	201.3	71.7	(66.9)	4.8
Other borrowings	0.1	—	0.1	—	—	—
Total interest-bearing liabilities	$80.4	$178.5	$258.9	$79.4	$(44.6)	$34.8
Total increase (decrease) in net interest income	$(47.3)	$78.4	$31.1	$(2.5)	$37.2	$34.7

Interest income and interest expense both increased in 2016 compared to 2015. Higher rates drove the interest income increase. Interest expense reflected higher rates on consolidated obligations along with a volume increase in consolidated obligation bonds.

The following table presents the average par balances of the Bank's advance portfolio for 2016, 2015 and 2014. These balances do not reflect any hedge accounting adjustments.

(in millions)				Change 2016 vs. 2015	Change 2015 vs. 2014
Product	2016	2015	2014	%	%
RepoPlus /Mid-Term Repo	$18,723.5	$20,466.2	$17,903.4	(8.5)	14.3
Core (Term)	48,988.8	43,547.7	30,091.4	12.5	44.7
Convertible Select	484.5	1,462.0	1,929.0	(66.9)	(24.2)
Total par value	$68,196.8	$65,475.9	$49,923.8	4.2	31.2
Advance volume fluctuations in the comparisons were driven primarily by demand from larger members. The rate increase was primarily due to an increase in market interest rates as the Federal funds target rate increased in mid-December 2016. Additional prepayment fees also contributed to the year-over-year increase.

Interest expense on the average consolidated obligations portfolio increased in 2016 compared to 2015. Rates paid on both discount notes and bonds rose as the Federal funds target rate increased in mid-December 2016. An increase in average bond balances partially offset by a decrease in average discount note balances contributed to the volume increase. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

2015 vs. 2014. Interest income increased in 2015 compared to 2014 due to a volume increase partially offset by a rate decrease. Higher advance volume drove the interest income increase. Interest expense increased in 2015 from 2014 due to higher volumes partially offset by lower rates. The increase reflected higher consolidated obligation volumes partially offset by a rate decrease. Advance volume was driven by demand from larger members; however volumes increased in all member classifications. The rate decrease on bonds was primarily due to longer term debt that was called or matured and replaced with lower cost debt.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2016, 2015 and 2014. Derivative and hedging activities are discussed below.

2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$68,362.7	$612.1	0.90	$714.4	1.04	$(102.3)	(0.14)
Mortgage loans held for portfolio	3,186.3	117.4	3.68	122.8	3.85	(5.4)	(0.17)
All other interest-earning assets	19,303.5	256.1	1.33	279.3	1.45	(23.2)	(0.12)
Total interest-earning assets	$90,852.5	$985.6	1.08	$1,116.5	1.23	$(130.9)	(0.15)
Liabilities:
Consolidated obligation bonds	$61,523.3	$524.5	0.85	$595.2	0.97	$(70.7)	(0.12)
All other interest-bearing liabilities	25,659.6	112.2	0.44	112.2	0.44	—	—
Total interest-bearing liabilities	$87,182.9	$636.7	0.73	$707.4	0.81	$(70.7)	(0.08)
Net interest income/net interest spread		$348.9	0.35	$409.1	0.42	$(60.2)	(0.07)

2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$65,739.9	$349.5	0.53	$553.0	0.84	$(203.5)	(0.31)
Mortgage loans held for portfolio	3,079.3	120.5	3.91	124.6	4.04	(4.1)	(0.13)
All other interest-earning assets	18,851.9	225.6	1.20	244.6	1.30	(19.0)	(0.10)
Total interest-earning assets	$87,671.1	$695.6	0.79	$922.2	1.05	$(226.6)	(0.26)
Liabilities:
Consolidated obligation bonds	$48,376.4	$323.2	0.67	$551.3	1.14	$(228.1)	(0.47)
All other interest-bearing liabilities	35,860.4	54.6	0.15	54.6	0.15	—	—
Total interest-bearing liabilities	$84,236.8	$377.8	0.45	$605.9	0.72	$(228.1)	(0.27)
Net interest income/net interest spread		$317.8	0.34	$316.3	0.33	$1.5	0.01

2014 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$50,376.8	$272.9	0.54	$507.5	1.01	$(234.6)	(0.47)
Mortgage loans held for portfolio	3,160.1	129.4	4.09	132.5	4.19	(3.1)	(0.10)
All other interest-earning assets	17,386.2	223.8	1.29	235.3	1.35	(11.5)	(0.06)
Total interest-earning assets	$70,923.1	$626.1	0.88	$875.3	1.23	$(249.2)	(0.35)
Liabilities:
Consolidated obligation bonds	$38,618.7	$318.4	0.82	$577.9	1.50	$(259.5)	(0.68)
All other interest-bearing liabilities	28,497.2	24.6	0.09	24.6	0.09	—	—
Total interest-bearing liabilities	$67,115.9	$343.0	0.51	$602.5	0.90	$(259.5)	(0.39)
Net interest income/net interest spread		$283.1	0.37	$272.8	0.33	$10.3	0.04
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

In 2016, the use of derivatives negatively impacted both net interest income and net interest spread. The use of derivatives had little impact on net interest income and net interest spread in 2015. By comparison, in 2014, the use of derivatives resulted in increases to both net interest income and net interest spread. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

The Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans for 2016 was $1.2 million compared to $(0.2) million in 2015.

2015 vs. 2014. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(0.2) million in 2015 compared to $(4.1) million in 2014. The benefit in 2014 was primarily due to the adoption of certain provisions of AB 2012-02.

Other Noninterest Income

(in millions)	2016	2015	2014
Net OTTI losses, credit portion	$(0.2)	$(1.8)	$—
Net gains (losses) on trading securities	(0.6)	1.6	22.4
Net realized gains from sale of AFS securities	12.6	—	—
Net gains (losses) on derivatives and hedging activities	(13.8)	3.4	(37.5)
Gains on litigation settlements, net	0.6	15.3	70.9
Standby letters of credit fees	24.7	23.6	17.4
Other, net	1.7	2.4	2.4
Total other noninterest income	$25.0	$44.5	$75.6

The Bank's lower total other noninterest income for 2016 compared to 2015 was due primarily to losses on derivatives and hedging activities and lower gains on litigation settlements, net of legal fees and expenses, partially offset by net realized gains from sale of AFS securities. The activity related to derivatives and hedging activities is discussed in more detail below. The litigation settlements relate to investments the Bank made in private label MBS. During the first and third quarters of 2016, the Bank sold Agency, private label MBS and HELOC securities from its AFS portfolio.

2015 vs. 2014. The Bank’s lower total other noninterest income for 2015 compared to 2014 was due primarily to lower gains on litigation settlements, net of legal fees and expenses, and lower net gains on trading securities partially offset by higher net gains on derivatives and hedging activities and higher standby letters of credit fees. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank’s trading portfolio. The increase in standby letter of credit fees was due to higher volume and an increase in the fee on letters of credit.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives’ fair values are recorded in the Statements of Income.

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

The following tables detail the net effect of derivatives and hedging activities for 2016, 2015 and 2014.

	2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.2)	$—	$(5.4)	$2.5	$—	$(5.1)
Net interest settlements included in net interest income (2)	(100.1)	(23.2)	—	68.2	—	(55.1)
Total effect on net interest income (loss)	$(102.3)	$(23.2)	$(5.4)	$70.7	$—	$(60.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$2.5	$0.3	$—	$0.5	$—	$3.3
Gains (losses) on derivatives not receiving hedge accounting	(3.9)	(11.7)	(1.5)	0.1	(0.1)	(17.1)
Total net gains (losses) on derivatives and hedging activities	$(1.4)	$(11.4)	$(1.5)	$0.6	$(0.1)	$(13.8)
Total net effect of derivatives and hedging activities	$(103.7)	$(34.6)	$(6.9)	$71.3	$(0.1)	$(74.0)

	2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(5.0)	$—	$(4.1)	$9.9	$—	$0.8
Net interest settlements included in net interest income (2)	(198.5)	(19.0)	—	218.2	—	0.7
Total effect on net interest income (loss)	$(203.5)	$(19.0)	$(4.1)	$228.1	$—	$1.5
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.9	$1.0	$—	$2.9	$—	$4.8
Gains (losses) on derivatives not receiving hedge accounting	(5.0)	(37.3)	(0.8)	42.8	(1.1)	(1.4)
Total net gains (losses) on derivatives and hedging activities	$(4.1)	$(36.3)	$(0.8)	$45.7	$(1.1)	$3.4
Total net effect of derivatives and hedging activities	$(207.6)	$(55.3)	$(4.9)	$273.8	$(1.1)	$4.9

	2014
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(8.9)	$—	$(3.1)	$25.7	$—	$13.7
Net interest settlements included in net interest income (2)	(225.7)	(11.5)	—	233.8	—	(3.4)
Total effect on net interest income (loss)	$(234.6)	$(11.5)	$(3.1)	$259.5	$—	$10.3
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$3.9	$(1.6)	$—	$2.0	$—	$4.3
Gains (losses) on derivatives not receiving hedge accounting	(7.2)	(81.4)	(10.3)	56.7	0.4	(41.8)
Total net gains (losses) on derivatives and hedging activities	$(3.3)	$(83.0)	$(10.3)	$58.7	$0.4	$(37.5)
Total net effect of derivatives and hedging activities	$(237.9)	$(94.5)	$(13.4)	$318.2	$0.4	$(27.2)

Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair value hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During 2016, the Bank recorded net gains of $3.3 million compared to net gains of $4.8 million during 2015. The total notional amount decreased to $29.1 billion at December 31, 2016 from $30.4 billion at December 31, 2015.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives and hedging activities” financial statement line item. For economic hedges, the Bank recorded net losses of $(17.1) million in 2016 compared to $(1.4) million in 2015. For 2016, the losses were concentrated in longer term economic hedges. Changes in the composition of the economic hedge portfolio as well as increases in mid- and long-term interest rates during 2016 compared to decreases in mid- and long-term interest rates in 2015 resulted in larger losses in 2016 compared to 2015. During 2016, the losses were generated by longer term economic swaps hedging consolidated obligations, whereas in 2015 losses were generated by economic asset swaps. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $10.6 billion at December 31, 2016 and $14.2 billion at December 31, 2015.

2015 vs. 2014. Fair value hedges. In 2015 and 2014, total ineffectiveness related to fair value hedges resulted in net gains of $4.8 million and $4.3 million, respectively. The total notional amount decreased to $30.4 billion in 2015 from $32.2 billion in 2014.

2015 vs. 2014. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded net losses of $(1.4) million in 2015 compared to $(41.8) million in 2014. The total notional amount of economic hedges was $14.2 billion and $12.7 billion at December 31, 2015 and 2014, respectively.

Other Expense

(in millions)	2016	2015	2014
Compensation and benefits	$46.6	$43.2	$43.1
Occupancy	2.8	2.7	2.6
Other	24.3	21.5	24.6
Finance Agency	5.9	5.4	4.5
Office of Finance	4.2	4.7	3.8
Total other expenses	$83.8	$77.5	$78.6

The Bank's total other expenses increased $6.3 million to $83.8 million for 2016 compared to $77.5 million for 2015. The increase was primarily due to higher compensation and benefits expenses, including a $2.7 million increase in voluntary contributions to the Bank's pension plan, along with technology related costs.

2015 vs 2014. The Bank's total other expenses for 2015 decreased slightly compared to 2014. The decline was primarily due to lower legal expenses related to the Bank’s private label MBS litigation and lower voluntary contributions to the Bank’s pension plan, partially offset by higher total compensation expense, including incentive payments. The voluntary contribution to the Bank’s pension plan in 2015 was $4.3 million compared with $6.9 million in 2014.

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

The AHP, mandated by the Act, is the largest and primary public policy program of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations. The Bank’s contribution was $28.9 million, $28.5 million and $28.4 million for 2016, 2015 and 2014, respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2016, 2015, and 2014.

	2016	2015	2014
Funding rounds	1	1	1
Eligible applications	164	163	116
Grants	$23.1 million	$23.8 million	$15.0 million
Projects	50	63	38
Project development costs	$202.1 million	$351.7 million	$280.9 million
Units of affordable housing	1,476	2,390	1,954

The CLP offers advances at low-cost (i.e., the Bank’s cost of funds), providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2016, the CLP loan balance totaled $785.6 million compared to $726.0 million at December 31, 2015, reflecting an increase of $59.6 million, or 8.2%.

The First Front Door Program (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. During 2016, $6.5 million in FFD grants were disbursed.

The Disaster Relief Program (DRP) is a $1 million program available to members to assist households affected by historic flooding in 12 West Virginia counties during June 2016. The funds are a set-aside from the overall 2016 AHP subsidy pool and can be used for owner-occupied rehabilitation up to $15,000 per household or for home purchase assistance of up to $7,500 per household. During 2016, $7,500 for one DRP grant was disbursed.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $101.3 billion at December 31, 2016, compared with $96.3 billion at December 31, 2015, an increase of $5.0 billion primarily due to increased advances, short-term liquidity balances and AFS securities. Advances totaled $76.8 billion at December 31, 2016 compared to $74.5 billion at December 31, 2015.

The Bank's core mission activities primarily include the issuance of advances. In addition, the Bank acquires member assets through the MPF® program. The Bank's average par amounts in 2016 for advances and MPF loans totaled $71.3 billion, resulting in a core mission asset ratio of 82.5%.

Advances. Advances (par) totaled $76.8 billion at December 31, 2016 compared to $74.3 billion at December 31, 2015. At December 31, 2016, the Bank had advances to 184 borrowing members, compared to 199 borrowing members at December 31, 2015. The percentage of borrowing members to total members was 60.5% and 64.8% at December 31, 2016 and December 31, 2015, respectively. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members increased to 79.7% of total advances as of December 31, 2016, from 74.1% at December 31, 2015.

The following table provides information on advances at par by contractual maturity at December 31, 2016 and December 31, 2015.

	December 31,
(in millions)	2016	2015
Fixed-rate
Due in 1 year or less	$20,563.9	$17,373.2
Due after 1 year through 3 years	5,817.9	8,526.0
Due after 3 years through 5 years	2,793.5	2,824.4
Thereafter	664.7	858.1
Total par value	$29,840.0	$29,581.7

Fixed-rate, callable or prepayable(1)
Due in 1 year or less	$—	$650.0
Total par value	$—	$650.0

Variable-rate
Due in 1 year or less	$12,998.1	$6,777.5
Due after 1 year through 3 years	12,292.5	19,072.5
Due after 3 years through 5 years	8,552.0	4,544.3
Thereafter	3.1	3.1
Total par value	$33,845.7	$30,397.4

Variable-rate, callable or prepayable(1)
Due in 1 year or less	$4,700.0	$7,500.0
Due after 1 year through 3 years	3,375.0	3,810.0
Due after 3 years through 5 years	4,225.0	590.0
Thereafter	—	—
Total par value	$12,300.0	$11,900.0

Other(2)
Due in 1 year or less	$309.9	$891.6
Due after 1 year through 3 years	302.3	652.1
Due after 3 years through 5 years	79.7	103.2
Thereafter	157.7	157.3
Total par value	$849.6	$1,804.2
Total par balance	$76,835.3	$74,333.3
Notes:
(1) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(2) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2016 or 2015.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding advance balance during 2016 and 2015. Commercial Bank, Thrift, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and CFI (under $1.1 billion).

	December 31,	December 31,
Member Asset Size	2016	2015
Large	6	6
Regional	14	13
Mid-size	24	23
CFI (1)	196	206
Insurance	9	8
Total borrowing members during the period	249	256
Total membership	304	307
Percentage of members borrowing during the period	81.9%	83.4%
Note:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The total number of members as of December 31, 2016 decreased to 304, compared to 307 as of December 31, 2015. The Bank added 11 new members and lost 14 members. One member was placed into receivership with its charter being dissolved. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking and Securities on May 6, 2016. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume substantially all of the assets and deposits of the failed institution. Two members merged with other institutions outside of the Bank's district, and 11 members merged with other institutions within the Bank's district.

The following table provides information at par on advances by member classification at December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015	Increase/(Decrease)
Member Classification
Large	$61,230.0	$55,075.1	11.2%
Regional	6,579.0	9,090.3	(27.6)
Mid-size	3,681.9	3,443.7	6.9
CFI	3,613.1	4,262.2	(15.2)
Insurance	1,729.3	2,459.8	(29.7)
Non-member	2.0	2.2	(9.1)
Total	$76,835.3	$74,333.3	3.4%

As of December 31, 2016, total advances increased 3.4% compared with balances at December 31, 2015. Decreases in certain member classifications, primarily driven by certain prepayments and merger activities, were more than offset by increased advance levels from the large member classification. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2016.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses was $3.4 billion at December 31, 2016 and $3.1 billion at December 31, 2015. The Bank’s focus is on purchasing MPF loans originated by the member institutions located in its district.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank’s mortgage loans was $0.1 million, $0.6 million, $1.3 million, $2.5 million and $2.9 million, for years 2016 through 2012, respectively. Foregone interest for the Bank’s BOB loans was immaterial. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2016	2015	2014	2013	2012
Advances(1)	$76,808.7	$74,504.8	$63,408.4	$50,247.5	$40,497.8
Mortgage loans held for portfolio, net(2)	3,390.7	3,086.9	3,123.3	3,224.1	3,532.5
Nonaccrual mortgage loans(3)	26.6	32.5	44.6	57.8	72.5
Mortgage loans 90 days or more delinquent and still accruing interest(4)	4.0	4.2	6.8	8.3	7.2
BOB loans, net	12.3	11.3	11.6	11.4	12.8
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $11.5 million, $14.8 million, $12.8 million, $12.0 million and $10.2 million at December 31, 2016, 2015, 2014, 2013 and 2012 respectively.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2015, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2016, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 2.9% of the MPF Plus portfolio compared with 0.5% and 3.3%, respectively, at December 31, 2015.

Allowance for Credit Losses (ACL).  The Bank has not incurred any losses on advances since its inception in 1932. Due to the collateral held as security and the repayment history for advances, management believes that an ACL for advances is not appropriate under GAAP. This assessment also includes letters of credit, which have the same collateral requirements as advances. For additional information, see discussion regarding collateral policies and standards on the advances portfolio in the Advance Products discussion in Item 1. Business in this Form 10-K.

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

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers of PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled based on current information and events. The Bank evaluates certain conventional mortgage loans for impairment individually and the related credit loss is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. The CE receivable is evaluated for collectibility, and a reserve, included as part of the allowance for credit losses, is established, if required.

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

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2012 through 2016.

(in millions)	2016	2015	2014	2013	2012
Balance, beginning of year	$5.7	$7.3	$11.4	$14.2	$14.3
(Charge-offs) Recoveries, net	(0.2)	(0.8)	0.3	(1.0)	(0.5)
Provision (benefit) for credit losses	0.7	(0.8)	(4.4)	(1.8)	0.4
Balance, end of year	$6.2	$5.7	$7.3	$11.4	$14.2
As a % of mortgage loans held for portfolio	0.2%	0.2%	0.2%	0.4%	0.4%

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the FLA. Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The CE was originally established to be sufficient such that a Master Commitment (MC) has a AA credit rating. In December 2016, the Bank revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. This reduced CE by approximately $100 million but had no impact on the ACL.

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2016 and December 31, 2015.

	MPF CE structure December 31, 2016		ACL December 31, 2016
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original; MPF 35	$5.8	$130.7	$5.8	$(1.0)	$(4.3)	$0.5
MPF Plus	18.0	18.3	13.7	—	(8.0)	5.7
Total	$23.8	$149.0	$19.5	$(1.0)	$(12.3)	$6.2

	MPF CE structure December 31, 2015		ACL December 31, 2015
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$3.7	$177.1	$5.2	$(0.9)	$(4.1)	$0.2
MPF Plus	18.9	32.1	12.7	—	(7.2)	5.5
Total	$22.6	$209.2	$17.9	$(0.9)	$(11.3)	$5.7

The ACL on mortgage loans increased $0.5 million to $6.2 million from $5.7 million during 2016. The ACL associated with the MPF Plus program decreased due to the continued run-off of the portfolio. The ACL associated with MPF Original and MPF 35 program increased due to the increase in the portfolio and the increase in the FLA representing the Bank’s responsibility, in accordance with the terms of the MPF program.

The ACL for BOB is based on probability of default derived from the actual performance of the BOB loan portfolio. The following table presents the ACL on the BOB loans for the years 2012 through 2016.

(in millions)	2016	2015	2014	2013	2012
Balance, beginning of year	$2.1	$1.8	$2.2	$2.5	$3.3
(Charge-offs) Recoveries, net	(0.2)	(0.4)	(0.6)	(0.2)	(0.8)
Provision (benefit) for credit losses	0.3	0.7	0.2	(0.1)	—
Balance, end of year	$2.2	$2.1	$1.8	$2.2	$2.5
As a % of BOB loans	15.1%	18.2%	15.9%	16.2%	16.2%

Based on the nature of the BOB program, to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 1.9% and 3.8% during 2016 and 2015, respectively.

Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. At December 31, 2016 and December 31, 2015, the Bank held $3.9 million and $6.5 million, respectively, of REO.

Cash and Due From Banks.  At December 31, 2016, cash and due from banks totaled $3.6 billion compared to $2.4 billion at December 31, 2015.

Investments. At December 31, 2016, the sum of the Bank’s interest-bearing deposits, Federal funds sold and securities purchased under agreement to resell was $5.2 billion an increase of approximately $0.2 billion from December 31, 2015. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $12.0 billion at December 31, 2016 compared to $11.2 billion at December 31, 2015. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2016	2015	2014
Trading securities:
Mutual funds	$7.1	$5.4	$4.7
GSE and Tennessee Valley Authority (TVA) obligations	388.1	389.3	276.3
Total trading securities	$395.2	$394.7	$281.0
AFS securities:
Mutual funds	$2.0	$2.0	$2.0
GSE and TVA obligations	3,183.2	3,469.2	3,233.7
State or local agency obligations	236.4	134.2	99.0
MBS:
Other U.S. obligations single family MBS	216.4	268.5	329.4
GSE single-family MBS	3,213.2	2,383.6	2,882.1
GSE multifamily MBS	1,512.9	1,010.5	879.8
Private label residential MBS	674.0	822.7	971.1
Private label HELOCs	—	9.2	11.7
Total AFS securities	$9,038.1	$8,099.9	$8,408.8
HTM securities:
Certificates of deposit	$400.0	$—	$—
GSE securities	—	—	13.0
State or local agency obligations	131.9	169.5	184.4
MBS:
Other U.S. obligations single family MBS	583.5	819.6	1,122.5
GSE single-family MBS	212.1	294.6	417.2
GSE multifamily MBS	843.2	863.1	818.1
Private label residential MBS	395.4	516.5	691.6
Total HTM securities	$2,566.1	$2,663.3	$3,246.8
Total investment securities	$11,999.4	$11,157.9	$11,936.6

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2016. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Non-MBS:
Mutual funds	$7.1	$—	$—	$—	$7.1
GSE and TVA obligations	—	—	271.8	116.3	388.1
Total trading securities	$7.1	$—	$271.8	$116.3	$395.2
Yield on trading securities	n/a	n/a	2.90%	3.11%	2.91%
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
GSE and TVA obligations	376.1	1,405.1	650.8	751.2	3,183.2
State or local agency obligations	—	—	1.0	235.4	236.4
MBS:
Other U.S. obligations single family MBS	—	—	—	216.4	216.4
GSE single-family MBS	—	—	206.3	3,006.9	3,213.2
GSE multifamily MBS	—	481.2	1,031.7	—	1,512.9
Private label residential MBS	—	—	—	674.0	674.0
Total AFS securities	$378.1	$1,886.3	$1,889.8	$4,883.9	$9,038.1
Yield on AFS Securities	0.94%	1.41%	2.08%	2.27%	2.00%
HTM securities:
Certificates of deposit	$400.0	$—	$—	$—	$400.0
State or local agency obligations	—	—	47.9	84.0	131.9
MBS:
Other U.S. obligations single family MBS	—	164.5	—	419.0	583.5
GSE single-family MBS	—	2.6	67.4	142.1	212.1
GSE multifamily MBS	99.1	513.3	230.8	—	843.2
Private label residential MBS	—	4.8	—	390.6	395.4
Total HTM securities	$499.1	$685.2	$346.1	$1,035.7	$2,566.1
Yield on HTM securities	1.54%	2.87%	2.44%	2.07%	2.23%
Total investment securities	$884.3	$2,571.5	$2,507.7	$6,035.9	$11,999.4
Yield on investment securities	1.27%	1.80%	2.22%	2.25%	2.08%
Interest-bearing deposits	5.9	—	—	—	5.9
Federal funds sold	3,222.0	—	—	—	3,222.0
Securities purchased under agreements to resell	2,000.0	—	—	—	2,000.0
Total investments	$6,112.2	$2,571.5	$2,507.7	$6,035.9	$17,227.3

As of December 31, 2016, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$4,615.2	$4,627.3
Fannie Mae	2,783.3	2,790.0
Federal Farm Credit Banks	1,847.5	1,847.5
Ginnie Mae	635.4	638.2
Total	$9,881.4	$9,903.0

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Liabilities and Capital

Time Deposits. At December 31, 2016 and December 31, 2015, the Bank had no time deposits.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2016	2015	2014	2016	2015	2014
Outstanding at the end of the period	$28,529.6	$42,318.5	$37,065.7	$32,270.5	$14,237.6	$6,850.9
Weighted average rate at end of the period	0.51%	0.32%	0.10%	0.63%	0.29%	0.15%
Daily average outstanding for the period	$25,041.2	$35,193.8	$27,798.7	$26,424.7	$9,542.5	$5,480.1
Weighted average rate for the period	0.42%	0.15%	0.09%	0.52%	0.19%	0.12%
Highest outstanding at any month-end	$36,148.8	$42,318.5	$37,065.7	$32,276.0	$16,440.6	$6,850.9

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2016.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$67,195.7	$45,760.8	$13,365.9	$4,110.1	$3,958.9
Discount notes	28,529.6	28,529.6	—	—	—
Mandatorily Redeemable Capital Stock	5.2	—	0.4	4.8	—
Operating leases:
Premises & Equipment	16.3	2.0	3.8	3.9	6.6
Pension and post-retirement contributions	9.2	0.9	1.2	1.4	5.7
Total	$95,756.0	$74,293.3	$13,371.3	$4,120.2	$3,971.2
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2016, the Bank was obligated to fund approximately $158.2 million in additional advances and BOB loans, $15.5 million of mortgage loans and $19.7 billion in outstanding standby letters of credit, and to issue $2.0 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $478 million as of December 31, 2016. The Bank’s retained earnings of $986.2 million at December 31, 2016, exceeded the target.

Retained earnings increased $105.0 million to $986.2 million at December 31, 2016, compared to $881.2 million at December 31, 2015. The increase in retained earnings during 2016 reflected net income that was partially offset by $155.0 million of dividends paid. Total retained earnings at December 31, 2016 included unrestricted retained earnings of $771.7 million and RRE of $214.5 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2016 and 2015.

	2016
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$274.9	$238.3	$247.6	$224.8
Interest expense	180.2	159.1	154.0	143.4
Net interest income	94.7	79.2	93.6	81.4
Provision for credit losses	0.1	0.7	0.2	0.2
Net interest income after provision for credit losses	94.6	78.5	93.4	81.2
Other noninterest income (loss):
Net OTTI losses, credit portion	—	—	—	(0.2)
Net gains (losses) on trading securities	(26.2)	(2.6)	10.9	17.3
Net realized gains (losses) from sales of AFS securities	—	(0.1)	—	12.7
Net gains (losses) on derivatives and hedging activities	40.6	(2.4)	(16.4)	(35.6)
Gains on litigation settlements, net	—	0.1	0.5	—
Other, net	6.8	6.6	6.3	6.7
Total other noninterest income	21.2	1.6	1.3	0.9
Other expense	25.0	19.2	20.3	19.3
Income before assessments	90.8	60.9	74.4	62.8
AHP assessment	9.1	6.1	7.4	6.3
Net income	$81.7	$54.8	$67.0	$56.5

	2015
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$185.7	$177.4	$169.3	$163.1
Interest expense	107.6	94.3	88.2	87.6
Net interest income	78.1	83.1	81.1	75.5
Provision (benefit) for credit losses	0.2	(0.2)	0.3	(0.5)
Net interest income after provision (benefit) for credit losses	77.9	83.3	80.8	76.0
Other noninterest income (loss):
Net OTTI losses, credit portion	(0.9)	(0.4)	(0.5)	—
Net gains (losses) on trading securities	(3.8)	8.7	(10.1)	6.8
Net gains (losses) on derivatives and hedging activities	7.3	(25.4)	29.1	(7.6)
Gains on litigation settlements, net	—	—	—	15.3
Other, net	5.4	6.4	7.7	6.5
Total other noninterest income (loss)	8.0	(10.7)	26.2	21.0
Other expense	25.5	16.7	17.4	18.0
Income before assessments	60.4	55.9	89.6	79.0
AHP assessment	6.0	5.6	9.0	7.9
Net income	$54.4	$50.3	$80.6	$71.1

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

	December 31,
(in millions)	2016	2015
Permanent capital:
Capital stock (1)	$3,760.6	$3,545.7
Retained earnings	986.2	881.2
Total permanent capital	$4,746.8	$4,426.9

RBC requirement:
Credit risk capital	$440.0	$477.0
Market risk capital	258.1	154.2
Operations risk capital	209.4	189.4
Total RBC requirement	$907.5	$820.6
Excess permanent capital over RBC requirement	$3,839.3	$3,606.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement increased in 2016 as discussed further below. Total permanent capital increased in 2016 due to increases in both capital stock and retained earnings. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 14, 2016, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2016. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2016.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. The credit risk capital requirement decline in 2016 compared to 2015 was primarily due to run-off of the private label MBS portfolio.

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

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of several hundred historical market interest rate scenarios are generated and, under each scenario, the hypothetical beneficial/

adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1% (i.e., a 99% confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement. The market risk component increase in 2016 compared to 2015 was primarily a result of interest rate changes and balance sheet management actions (e.g. funding decisions) during the period.

Operations Risk Capital.  The Bank’s operations risk capital requirement as prescribed by Finance Agency regulation is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at December 31, 2016.

	December 31,	December 31,
(dollars in millions)	2016	2015
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$4,050.4	$3,853.5
Regulatory capital	4,746.8	4,426.9
Total assets	101,260.0	96,329.8
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.7%	4.6%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$5,063.0	$4,816.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	7,120.3	6,640.5
Leverage ratio (leverage capital as a percentage of total assets)	7.0%	6.9%

The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2016		December 31, 2015
Commercial banks	162	$3,275.0	170	$3,055.3
Thrifts	64	293.7	69	278.1
Insurance companies	23	134.7	17	161.1
Credit unions	53	51.5	49	44.7
CDFIs	2	0.5	2	0.5
Total member institutions / total GAAP capital stock	304	$3,755.4	307	$3,539.7
Mandatorily redeemable capital stock		5.2		6.0
Total capital stock		$3,760.6		$3,545.7

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

Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing approach or are based on pricing models that use discounted cash flows. At times, dealer prices on similar instruments are used to determine fair value. Pricing models are based on the best estimates of management with respect to:

•	interest rate projections;

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

These assumptions may have a significant effect on the reported fair values of assets and liabilities and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. With respect to those fair values that are based on pricing models, the Bank regularly validates the models used to generate the fair values. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to counterparties or third-party vendors.

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

During each quarter of 2016, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Bank transfers investment securities from HTM to AFS when an OTTI credit loss has been recorded to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank believes that the credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. Each quarter, the noncredit portion of any OTTI losses on securities classified as AFS is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security.

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

Accounting for Premiums/Discounts, Prepayment Fees and Basis Adjustments on Advances, Mortgage Loans, MBS and Consolidated Obligations. Typically, the Bank recognizes the following purchase price adjustments to its financial instruments: premiums and discounts on investments, mortgage-related fees on MPF loans, and concessions on COs. Premiums and discounts on MBS that are determined to be OTTI are not accounted for in accordance with this policy, but with the Bank’s accounting for OTTI discussed above. In addition, the Bank recognizes basis adjustments as a result of termination of a fair value hedging relationship and prepayment fees associated with a minor modification of an advance. Bank policy requires the amortization or accretion of these items to interest income using the contractual method. This produces a constant effective yield over the contractual life (i.e., stated maturity). Under the contractual method, the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs without regard to changes in estimates based on assumptions about future borrower behavior.

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

The Bank charges off any estimated credit loss on impaired MPF loans against the reserve. The total estimated losses and charge-offs are reduced by the CEs available under the MPF Program. The Bank incurs the initial losses on mortgage loans up to an agreed upon amount, referred to as the first loss account (FLA). Losses in excess of the FLA are covered by the CEs of the MPF Program and are excluded from the determination of the allowance for credit losses. Losses in excess of the CEs are incurred by the Bank. In addition, certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI (or Seller) for its retention of credit risk. Losses that can be recaptured are incorporated into a CE receivable that is evaluated for collectibility, and a reserve, if required, is established as part of the allowance for credit losses.

See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2016 financial statements or that will become effective for the Bank in future periods.

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

Finance Agency Final Rule on Acquired Member Assets (AMA). On December 19, 2016, the Finance Agency published the final AMA rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing an FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of an NRSRO ratings model. The assets delivered must now be credit enhanced by the member up to the FHLBank determined “AMA investment grade” instead of a specific NRSRO rating; and

•	retained the option to allow a member to meet its CE obligation by purchasing loan level SMI or pool level insurance once an FHLBank has established standards for qualified insurers.

The Bank does not anticipate that the final rule will have any negative impact on the volume of AMA loan assets or on its costs of operation.

Finance Agency Final Rule on New Business Activities. On December 19, 2016, the Finance Agency issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which a FHLBank must seek approval from the Finance Agency. In addition, the final rule establishes certain timelines for Finance Agency review and approval of NBA notices. The final rule also clarifies the protocol for Finance Agency review of NBAs. Under the final rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process. The Bank does not anticipate that the final rule will materially impact it.

Finance Agency Proposed Rule on Minority and Women Inclusion. On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all FHLBank business and activities, including management, employment and contracting. The proposed amendments would:

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

The Bank submitted a joint comment letter with the other FHLBanks and the OF on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contract requirements. The proposed rule, if adopted, may substantially increase the amount of tracking, monitoring, and reporting that would be required of each FHLBank.

Finance Agency Proposed Rule on FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act of 1932 authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

Finance Agency Proposed Rule on Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action instituted by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency. The Bank submitted a joint comment letter with the other FHLBanks and the OF on the proposed rule on December 21, 2016. The Bank does not anticipate that the proposed rule, if adopted, would have a material effect on the Bank.

European Union (EU) Market Abuse Regulation. The EU issued updated Market Abuse Regulations (MAR) that became effective July 3, 2016, and which contain rules on insider dealing, unlawful disclosure of inside information, and market manipulation for debt and equity securities on European securities exchanges, which differ in certain respects from U.S. regulations. MAR applies to issuers with securities admitted to trading on EU exchanges, including EU exchanges on which FHLBank consolidated obligations are listed. The FHLBanks anticipate that the most significant effect of the MAR on each FHLBank will be more stringent and detailed recordkeeping, creation of detailed lists on parties who have access to inside information, and notification requirements.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operational risk, and business risk in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, use and reliance on models, and operational and business risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends including those described in Item 1A. Risk Factors in this Form 10-K.

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

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures which is shown in the chart below. All Board members are provided training dealing with the specific risk issues relevant to the Bank.

As previously mentioned, key components of this risk governance framework are the Board-level Member Products Policy and Risk Governance Policy. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, credit underwriting criteria, and other applicable guidelines. The magnitude of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb potential losses. The limits are reviewed and continually re-evaluated with adjustments requiring Board approval and processes are included in the Risk Governance Policy. All breaches of risk limits are reported in a timely manner to the appropriate Board and senior management and the affected business unit must take appropriate action, as applicable, to rationalize and/or reduce affected positions. The risk governance framework also includes supplemental risk management policies and procedures that are reviewed on a regular basis to ensure that they provide effective governance of the Bank’s risk-taking activities.

In addition, the Bank has management committees which provide oversight and operational support in managing its risks.
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

The MV/CS ratio was 128.9% at December 31, 2016 and 127.9% at December 31, 2015.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with FFIEC and Finance Agency guidance. According to policy, the Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below) as qualifying collateral unless certain mitigating factors are met. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCR each quarter and provide periodic certification that they comply with the FFIEC guidance. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for specific requirements regarding subprime and nontraditional loan collateral.

Results of the Finance Agency Stress Tests Severely Adverse Scenario. The Finance Agency requires the FHLBanks to conduct annual stress testing to determine whether the FHLBanks have the capital necessary to absorb losses under adverse economic conditions. The FHLBanks must also consider the results when making changes to capital structure; when assessing exposures, concentrations, and risk positions; and in improving overall risk management. The Finance Agency provides the inputs and key assumptions, and the results should not be viewed as a forecast of expected likely outcomes of future results. Results were projected over a nine-quarter period from the first quarter of 2016 to the first quarter of 2018, starting with December 31, 2015 balances.

In addition, the FHLBanks are required to disclose the results of the severely adverse stress test scenario. The Bank disclosed on its website the results of the severely adverse stress test scenario on November 17, 2016. The Bank's severely adverse stress test scenario results demonstrated capital adequacy as projected regulatory capital and leverage capital ratios exceeded regulatory requirements. The Bank regularly uses stress tests including those required by the Dodd-Frank Act in capital planning to measure the exposure to material risks and to evaluate the adequacy of capital resources available to absorb potential losses arising from those risks.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by third-party specialists or the Bank’s model risk management department, both of which are considered to be independent. The model validations are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is independent of the model owner who is responsible for measuring risk and the units conducting the business transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to the Bank’s ALCO, which is responsible for reviewing and approving the approaches used in the valuation of such risks to ensure that they are well controlled and effective, and result in reasonable fair values.

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

The following table presents the Bank's duration of equity exposure at December 31, 2016 and December 31, 2015. Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2016	0.2	0.4	0.8
December 31, 2015	(0.6)	0.2	0.8

Duration of equity changes from prior year-end primarily reflect the impact of balance sheet management actions (e.g. funding decisions). The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2016	7	(63)	54	62
December 31, 2015	32	(40)	108	143

The changes in ROE spread volatility from December 31, 2015 were mainly the result of balance sheet management actions (e.g. funding decisions) which had a varying effect on ROE spread volatility as displayed in the table above. The Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2016 and December 31, 2015.

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

During the first nine months of 2016, the daily limit of mark-to-market risk as approved by the Board was $3.5 million. During the fourth quarter of 2016, the limit was increased to $4.0 million. The daily exposure was within the applicable guideline throughout 2016. At December 31, 2016, mark-to-market risk measured $2.8 million.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2016 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$8.0
		Economic	1.7
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	0.3
Subtotal - advances			$10.0

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$1.3
		Economic	1.5
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.3
Subtotal - investments			$4.1

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.4

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$16.2
		Economic	2.3
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	3.2
		Economic	0.6
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	0.2
		Economic	0.2
Subtotal - consolidated obligation bonds			$22.7

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$2.6
Total notional amount			$39.8
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At December 31, 2016, aggregate TCE was $98.1 billion, comprised of approximately $76.8 billion in advance principal outstanding, $20.8 billion in letters of credit (including forward commitments), $0.2 billion in advance commitments and $0.3 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

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

During 2016, there were five failures of FDIC-insured institutions nationwide. One of the institutions was a member of the Bank. With no credit exposure outstanding to the Bank, the institution was closed by the Pennsylvania Department of Banking and Securities on May 6, 2016. The FDIC was appointed receiver, and it entered into a purchase and assumption agreement with an out-of-district institution to assume substantially all of the assets and deposits of the failed institution.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member advance exposure; losses have been reserved for the mortgage loan exposure in the MPF program.

The following table presents the Bank’s top five members with respect to their TCE at December 31, 2016.

	December 31, 2016
(dollars in millions)	TCE	% of Total
PNC Bank, N.A., DE (1)	$21,987.1	22.4%
Chase Bank USA, N.A., DE	21,314.7	21.7
Ally Bank, UT (2)	14,009.7	14.3
TD Bank, N.A., DE	9,125.3	9.3
Santander Bank, N.A., DE (3)	7,127.6	7.3
	73,564.4	75.0
Other financial institutions	24,540.4	25.0
Total TCE outstanding	$98,104.8	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2016.

	December 31, 2016
(dollars in millions)	Advance Balance	% of Total
Chase Bank USA, N.A., DE	$21,300.0	27.7%
PNC Bank, N.A., DE (1)	17,535.0	22.8
Ally Bank, UT (2)	13,995.0	18.2
Santander Bank, N.A., DE (3)	5,950.0	7.8
Citizens Bank of Pennsylvania, PA	2,450.0	3.2
	61,230.0	79.7
Other borrowers	15,605.3	20.3
Total advances	$76,835.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.

The average 2016 balances for the five largest borrowers totaled $51.2 billion, or 75.1% of total average advances outstanding. During 2016, the maximum outstanding balance to any one borrower was $21.3 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of December 31, 2016 and 2015. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	December 31, 2016	December 31, 2015
Letters of credit:
Public unit deposit	$19,715.0	$20,149.1
Other	21.8	22.5
Total (1)	$19,736.8	$20,171.6
Notes:
(1) For December 31, 2016 and December 31, 2015 respectively, excludes approved requests to issue future standby letters of credit of $467.0 million and $136.4 million; also excludes available master standby letters of credit of $635.9 million and $479.4 million for December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.5 billion or 63.5% of the total amount. At December 31, 2015, $12.9 billion or 63.9% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. The Board approved several Collateral Policy updates during 2016. All Collateral Policy revisions are reflected in the Bank's Member Products Policy. The Collateral Policy changes approved and implemented during 2016 include those highlighted below:

•
During the first quarter of 2016, Collateral Policy revisions that were Board-approved in late 2015 were implemented including: (1) a standard collateral weighting increase of 5% for multifamily loans; (2) standard fair loan value collateral weightings were applied to loans for members participating in the Bank’s loan collateral market value valuation program; and (3) the elimination of restrictions for agency Z-tranche securities.

•
During the second quarter of 2016, the Board approved Collateral Policy revisions that modified the terms and conditions in which mortgage loan collateral could be pledged by insurance company members. Also approved was a clarification to the Collateral Policy in which promissory notes with an electronic signature are excluded from qualifying collateral.

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

The Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below) as qualifying collateral unless there are other mitigating factors, including a LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation), and one of the following: (1) a debt-to-income ratio of 35% (50% if loan level data is provided) or less; or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). Loans which do not have the mitigating factors described above are not included in a member’s MBC. For loans identified as low FICO® with mitigating factors and for those in which no FICO® score is available, a reduced collateral weighting ranging from 50-60%, depending on pledging and delivery status, will apply. The Bank allows nontraditional residential mortgage loans to be included in collateral and used to determine a member’s MBC.

A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO® (with acceptable mitigating factors), missing (unknown) FICO® score loans and nontraditional loans and securities. A limit of 25% has also been established for total Bank-wide exposure related to nontraditional, subprime and low FICO® whole mortgage loans acquired through the Bank’s MPF program, and the Bank’s MBS investment portfolio.

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-70% depending on pledging and delivery status. At December 31, 2016, less than 12% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2016, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.3 billion, or 4.3% of total par value of loans outstanding. Eligible expanded collateral represented 8.4% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

The following table summarizes average lending values assigned to various types of collateral which are part of the Bank’s Member Products Policy. The reported range of effective lending values applied to collateral may be impacted by collateral adjustments applied to individual members. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85 percent) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Collateral Type	Standard Weighting (1)	Range of Effective Lending Values Applied to Collateral(2)	Combined Weighted Average Effective Lending Value

Blanket Lien
Single family mortgage loans (3)	80%	64-85%	80%
Multi-family mortgage loans	75%	65-85%	80%
Home equity loans/lines of credit	60%	60-80%	66%
CFI collateral	60%	50-60%	59%
Commercial real estate loans	70%	55-80%	70%
Other loan collateral (farmland)	70%	70%	70%

Delivered or Specific Pledge
FHLBank deposits	100%	100%	100%
U.S. government /U.S. Treasury/U.S. Agency securities and notes, REFCORP bonds	97%	97%	97%
U.S. Treasury Strips (interest-only and principal-only)	90%	N/A	N/A
State and local government securities (municipal) (rated A/AA/AAA)	88/90/92%	88-92%	90%
U.S. Agency MBS and CMOs	95%	95%	95%
Private label MBS and CMOs (rated A/AA/AAA)	70/75/85%	70-85%	81%
Commercial MBS (rated A/AA/AAA)	70/75/85%	74-84%	82%
Single-family mortgage loans(3) (4)	80%	65-84%	84%
Multi-family mortgage loans(4)	75%	75%	75%
Home equity loans/lines of credit(4)	60%	60%	60%
CFI collateral (4)	60%	60%	60%
Commercial real estate loans (4)	70%	60-70%	70%
Other loan collateral (farmland)(4)	70%	N/A	N/A
Notes:
(1) Represents the Bank's standard collateral weighting percentages.
(2) Effective lending value in excess of standard weighting is due to one or more large borrowing members utilizing the Bank’s market-value based collateral weighting program. This program permits a lending value in excess of the standard weighting.

(3) Includes nontraditional loans, loans with unknown FICO® scores, and low FICO® loans with mitigating factors, which all receive a lower collateral weighting.
(4) Standard weighting shown is for members in delivered status for Policy reasons, and is the same as Blanket Lien weighting. A 10% lower collateral weighting is applied to loans delivered for credit reasons.

For all of the Bank’s members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2016 and 2015. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	December 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$96,323.8	44.4%	$82,284.4	41.7%
High quality investment securities(1)	11,279.0	5.2	10,055.1	5.1
ORERC/CFI eligible collateral	90,177.3	41.6	88,560.7	44.8
Multi-family residential mortgage loans	19,187.1	8.8	16,571.7	8.4
Total eligible collateral value	$216,967.2	100.0%	$197,471.9	100.0%
Total TCE	$98,104.8		$95,919.2
Collateralization ratio (eligible collateral value to TCE outstanding)	221.2%		205.9%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews. Reported amount also includes pledged FHLBank cash deposits.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2016 and December 31, 2015.

	December 31, 2016
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$70,375.2	37.8%	$22,188.8	92.3%	$6.5	0.7%	$92,570.5	43.8%
High quality investment securities(1)	8,550.9	4.6	1,787.5	7.4	909.4	97.6	11,247.8	5.3
ORERC/ CFI eligible collateral	88,362.1	47.4	82.1	0.3	15.7	1.7	88,459.9	41.9
Multi-family residential mortgage loans	19,086.3	10.2	6.7	—	—	—	19,093.0	9.0
Total eligible collateral value	$186,374.5	100.0%	$24,065.1	100.0%	$931.6	100.0%	$211,371.2	100.0%
Total TCE	$74,861.8	76.3%	$22,841.3	23.3%	$401.7	0.4%	$98,104.8	100.0%
Number of members	200	90.9%	13	5.9%	7	3.2%	220	100.0%

	December 31, 2015
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$66,514.2	37.8%	$11,547.9	81.8%	$116.9	21.8%	$78,179.0	41.0%
High quality investment securities(1)	6,509.8	3.7	2,564.9	18.2	54.5	10.2	9,129.2	4.8
ORERC/ CFI eligible collateral	86,301.8	49.1	—	—	347.2	64.9	86,649.0	45.5
Multi-family residential mortgage loans	16,474.6	9.4	—	—	16.5	3.1	16,491.1	8.7
Total eligible collateral value	$175,800.4	100.0%	$14,112.8	100.0%	$535.1	100.0%	$190,448.3	100.0%
Total TCE	$83,049.8	86.6%	$12,781.2	13.3%	$88.2	0.1%	$95,919.2	100.0%
Number of members	211	91.7%	11	4.8%	8	3.5%	230	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews. Reported amount also includes pledged FHLBank cash deposits.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of December 31, 2016 and December 31, 2015, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.8 billion and $1.7 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2016 and December 31, 2015 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2016(1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$2,000.0	$—	$—	$—	$—	$2,000.0
Federal funds sold	—	950.0	2,272.0	—	—	3,222.0
Total money market investments	2,000.0	950.0	2,272.0	—	—	5,222.0
Investment securities:
Certificates of deposit	—	—	400.0	—	—	400.0
GSE and TVA obligations	—	3,571.3	—	—	—	3,571.3
State or local agency obligations	28.4	339.9	—	—	—	368.3
Total non-MBS	28.4	3,911.2	400.0	—	—	4,339.6
Other U.S. obligations single family MBS	—	799.9	—	—	—	799.9
GSE single-family MBS	—	3,425.3	—	—	—	3,425.3
GSE multifamily MBS	—	2,356.1	—	—	—	2,356.1
Private label residential MBS	—	18.9	17.3	159.5	871.8	1,067.5
Total MBS	—	6,600.2	17.3	159.5	871.8	7,648.8
Total investments	$2,028.4	$11,461.4	$2,689.3	$159.5	$871.8	$17,210.4

	December 31, 2015 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$500.0	$—	$—	$—	$500.0	$1,000.0
Federal funds sold	—	1,850.0	2,130.0	—	—	3,980.0
Total money market investments	500.0	1,850.0	2,130.0	—	500.0	4,980.0
Investment securities:
GSE and TVA obligations	—	3,858.5	—	—	—	3,858.5
State or local agency obligations	30.5	264.5	8.7	—	—	303.7
Total non-MBS	30.5	4,123.0	8.7	—	—	4,162.2
Other U.S. obligations single family MBS	—	1,088.1	—	—	—	1,088.1
GSE single-family MBS	—	2,678.2	—	—	—	2,678.2
GSE multifamily MBS	—	1,873.6	—	—	—	1,873.6
Private label residential MBS	—	3.3	39.0	210.9	1,083.4	1,336.6
HELOCs	—	—	—	—	9.2	9.2
Total MBS	—	5,643.2	39.0	210.9	1,092.6	6,985.7
Total investments	$530.5	$11,616.2	$2,177.7	$210.9	$1,592.6	$16,127.9
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $9.1 million and $7.4 million at December 31, 2016 and December 31, 2015, respectively.
(2) Balances exclude $1.9 million and $2.6 million pertaining to one unrated private label MBS security at December 31, 2016 and December 31, 2015, respectively.
(3) Balances exclude total accrued interest of $28.1 million and $25.2 million at December 31, 2016 and December 31, 2015, respectively.

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

Short-term Investments. The Bank maintains a short-term investment portfolio to provide funds to meet the credit needs of its members and to maintain liquidity. The FHLBank Act and Finance Agency regulations set liquidity requirements for the FHLBanks. In addition, the Bank maintains a contingency liquidity plan in the event of operational disruptions at the Bank and the OF. See the Liquidity and Funding Risk section of this Item 7 for a discussion of the Bank’s liquidity management.

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

As of December 31, 2016, the Bank had unsecured exposure to 11 counterparties totaling $3.6 billion with three counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at December 31, 2016 and December 31, 2015. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2016	December 31, 2015
Certificates of deposit	$400.0	$—
Federal funds sold	3,222.0	3,980.0
Total	$3,622.0	$3,980.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2016, 82.8% of the Bank’s unsecured investment credit exposure in Federal funds sold was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2016, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

The following table presents the long-term credit ratings of the unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. subsidiaries or branches and agency offices of foreign commercial banks based on the NRSROs used. This table does not reflect the foreign sovereign government's credit rating.

(in millions)
December 31, 2016 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$550.0	$—	$550.0
U.S. subsidiaries of foreign commercial banks	—	72.0	—	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	622.0	—	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	—	850.0	—	850.0
Finland	950.0	—	—	950.0
France	—	300.0	—	300.0
Netherlands	—	700.0	—	700.0
Norway	—	200.0	—	200.0
Total U.S. branches and agency offices of foreign commercial banks	950.0	2,050.0	—	3,000.0
Total unsecured investment credit exposure	$950.0	$2,672.0	$—	$3,622.0

(in millions)
December 31, 2015 (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$950.0	$380.0	$—	$1,330.0
U.S. branches and agency offices of foreign commercial banks:
Australia	400.0	—	—	400.0
Canada	—	650.0	—	650.0
Finland	500.0	—	—	500.0
Netherlands	—	600.0	—	600.0
Sweden	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	900.0	1,750.0	—	2,650.0
Total unsecured investment credit exposure	$1,850.0	$2,130.0	$—	$3,980.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after December 31, 2016.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either December 31, 2016 or December 31, 2015.

The following table presents at December 31, 2016 the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. subsidiaries or branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities.

(in millions)
December 31, 2016
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$550.0	$—	$550.0
U.S. subsidiaries of foreign commercial banks	72.0	—	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	622.0	—	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	700.0	150.0	850.0
Finland	950.0	—	950.0
France	50.0	250.0	300.0
Netherlands	700.0	—	700.0
Norway	200.0	—	200.0
Total U.S. branches and agency offices of foreign commercial banks	2,600.0	400.0	3,000.0
Total unsecured investment credit exposure	$3,222.0	$400.0	$3,622.0

At December 31, 2015, all the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Bills, Agency Securities, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $3.9 billion and $4.2 billion at December 31, 2016 and December 31, 2015, respectively. The portfolio in 2016 was impacted by the sale of 11 AFS Agency securities with a book value of $178.2 million.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio at December 31, 2016 was $6.6 billion which was an increase of $941.4 million from December 31, 2015. This was due to purchases of $2.2 billion of securities and increases in the fair value of the securities, partially offset by paydowns of $1.3 billion.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. The carrying value of the Bank’s private label MBS portfolio at December 31, 2016 was $1.1 billion which was a decrease of $279.0 million from December 31, 2015. This decline was primarily due to repayments. In addition, during 2016, the Bank sold five HELOC securities with a book value of $8.4 million and three private label MBS with a book value of $8.6 million. These sales were from the Bank's AFS investment portfolio.

Unrealized gains of OTTI securities in AOCI at December 31, 2016 was $67.4 million compared to $73.0 million at December 31, 2015. The decrease was due to recovery of OTTI and the sale of the HELOC securities at a gain. The weighted average prices on OTTI securities were 87.2 and 87.5 at December 31, 2016 and December 31, 2015, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from four third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2016, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in this Item 7.

Approximately 14% of the Bank’s MBS portfolio at December 31, 2016 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

Participants in the mortgage market have often characterized single family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There has been no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily served borrowers with poorer credit payment histories, and such loans typically had a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classified single family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans had a combination of characteristics of each category or may have been underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often used this classification principally to describe loans for which the underwriting process was less rigorous and the documentation requirements of the borrower were reduced.

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2016.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$1.6	$17.2	$—	$18.8
A	5.8	11.5	—	17.3
BBB	134.9	22.4	3.2	160.5
Below investment grade:
BB	108.3	16.3	—	124.6
B	48.9	28.9	—	77.8
CCC	7.5	80.5	—	88.0
CC	1.1	—	—	1.1
D	317.3	360.7	1.7	679.7
Unrated	1.9	—	—	1.9
Total	$627.3	$537.5	$4.9	$1,169.7
Amortized cost	$559.2	$438.9	$4.2	$1,002.3
Gross unrealized losses (1)	(1.5)	(1.1)	(0.3)	(2.9)
Fair value	594.6	470.1	4.0	1,068.7
OTTI (2):
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	—	(0.2)	—	(0.2)
Net OTTI losses, credit portion	$—	$(0.2)	$—	$(0.2)
Weighted average fair value/par	94.8%	87.5%	81.6%	91.4%
Original weighted average credit support	6.6	9.8	10.0	8.1
Weighted-average credit support - current	7.5	5.5	35.5	6.7
Weighted avg. collateral delinquency(3)	9.6	15.6	19.4	12.4
Notes:
(1) Represents total gross unrealized losses including non-credit-related OTTI recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $298.3 million and $286.7 million, respectively at December 31, 2016.
(2) For the year ended December 31, 2016.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $0.2 million and $1.8 million of credit-related OTTI charges in earnings during 2016 and 2015, respectively, and none in 2014. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its fourth quarter 2016 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Year of securitization	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	12.3	6.8	26.2	6.5
Alt-A	12.7	15.9	34.7	5.5
Subprime	4.3	26.9	56.2	35.5
Total Private Label Residential MBS	12.5	11.2	30.3	6.1

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date OTTI as follows:

(dollars in millions)	December 31, 2016	December 31, 2015
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	40	48
Total OTTI credit loss recorded life-to-date	$456.1	$455.9
Principal write-downs on private label MBS	(142.6)	(139.6)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(106.0)
Private label MBS matured (less principal write-downs realized)	(4.4)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$192.6	$205.9

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $25.3 million, $27.4 million and $23.6 million for 2016, 2015 and 2014, respectively, and $112.1 million life-to-date. The interest income was recognized on 39, 37 and 38 private label MBS during 2016, 2015 and 2014, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during 2016, three transfers during 2015, and none during 2014.

Management will continue to evaluate all impaired securities, including those on which OTTI has been recorded. Material credit losses have occurred on private label MBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Those securities for which the Bank is recognizing recovery of OTTI may be more likely to incur a credit loss due to the nature of the accounting. The Bank cannot estimate the future amount of any additional credit losses. The FASB recently issued guidance which will amend the accounting for credit losses. See Note 2 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term forecast by five percentage points, and slows housing price recovery rates 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at December 31, 2016. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs although the CE is not rated. The CE was originally established to be sufficient such that a Master Commitment (MC) has a AA credit rating. In December 2016, the Bank revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products.

The Bank had net mortgage loans held for portfolio of $3.4 billion and $3.1 billion at December 31, 2016 and December 31, 2015, respectively, after an allowance for credit losses of $6.2 million and $5.7 million, respectively. The tables and graphs below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO® and LTV ratio range graphs is based on original FICO® scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2016 and 2015. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2016 and 2015.

(dollars in millions)	December 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF Original	$2,035.7	61.4	$1,968.0	65.3
MPF Plus	577.3	17.4	743.1	24.7
MPF 35	475.8	14.4	52.8	1.7
Total conventional loans	$3,088.8	93.2	$2,763.9	91.7
Government-insured loans:
MPF Government	224.3	6.8	248.8	8.3
Total par value	$3,313.1	100.0	$3,012.7	100.0

(dollars in millions)	2016	2015	2014
Mortgage loans interest income	$117.4	$120.5	$129.4
Average mortgage loans portfolio balance	$3,186.3	$3,079.3	$3,160.1
Average yield	3.68%	3.91%	4.09%
Weighted average coupon (WAC)	4.54%	4.76%	4.93%
Weighted average estimated life (WAL)	5.6 years	5.2 years	5.8 years

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2016 and 2015, the total funded amount of conventional and government repurchased mortgage loans was $13.6 million, or 1.7%, and $19.0 million, or 4.2%, respectively, of total funded loans.

Layers of Loss Protection. The Bank is required to put a CE structure in place at purchase that assures that the Bank’s exposure to credit risk on mortgage loans is no greater than that of a mortgage asset rated at least AA. In December 2016, the Bank revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a CE obligation or SMI. Each MPF product structure has various layers of loss protection as presented below.

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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2016, 2015, and 2014, CE fees were $3.1 million, $3.0 million and $3.2 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF Original	MPF Plus	MPF 35	Total
December 31, 2016	$4.4	$17.9	$1.7	$24.0
December 31, 2015	3.7	18.8	0.2	22.7
December 31, 2014	3.2	19.9	—	23.1

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to 10 mortgage insurance companies which provide PMI and/or SMI for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2016, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2016, $28.2 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2016 was $8.7 million and $3.5 million, respectively. As of December 31, 2015 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $10.8 million and $4.4 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. At December 31, 2016, the allowance for credit losses on BOB loans was $2.2 million, an increase of $0.1 million from December 31, 2015.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2016.

Cleared Derivatives. The Bank is subject to credit risk due to non-performance by the Clearing Houses and clearing agent. The requirement that the Bank post initial and variation margin, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount calculated to cover the current exposure arising from changes in the market value of the position since the trade was executed or the previous time the position was marked to market. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2016.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2016 and December 31, 2015.

(in millions)	December 31, 2016
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$18.0	$—	$—	$—
A	269.3	0.3	—	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,601.4	(17.2)	19.8	2.6
BBB	1,605.7	(15.7)	15.8	0.1
Cleared derivatives (2)	32,772.9	(50.1)	129.0	78.9
Total derivative positions with credit exposure to non-member counterparties	37,267.3	(82.7)	164.6	81.9
Member institutions (3)	15.4	—	—	—
Total	$37,282.7	$(82.7)	$164.6	$81.9
Derivative positions without credit exposure	2,491.4
Total notional	$39,774.1

(in millions)	December 31, 2015
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$10.0	$0.1	$—	$0.1
A	1,390.4	2.9	(1.9)	1.0
Liability positions with credit exposure:
Cleared derivatives (2)	32,509.6	(167.7)	232.2	64.5
Total derivative positions with credit exposure to non-member counterparties	33,910.0	(164.7)	230.3	65.6
Member institutions (3)	9.9	0.3	—	0.3
Total	$33,919.9	$(164.4)	$230.3	$65.9
Derivative positions without credit exposure	10,649.9
Total notional	$44,569.8
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2016. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of December 31, 2016 and 2015.

Notional Greater Than 10%	December 31, 2016			December 31, 2015
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Morgan Stanley Capital	BBB	$1,605.7	22.9	BBB	$2,136.5	17.7
Bank of America, NA	A	1,130.6	16.2	A	1,530.5	12.7
Deutsche Bank AG	BBB	784.5	11.2	BBB	2,343.0	19.4
Barclays Bank	(1)	(1)	(1)	A	1,916.9	15.9
All others	n/a	3,480.4	49.7	n/a	4,133.3	34.3
Total		$7,001.2	100.0		$12,060.2	100.0

Net Credit Exposure Greater Than 10%	December 31, 2016			December 31, 2015
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Credit Suisse	A	$1.4	45.9	(3)	(3)	(3)
Bank of America, NA	A	0.9	29.7	(3)	(3)	(3)
JP Morgan Chase Bank, NA	(2)	(2)	(2)	A	$0.4	25.8
BNP Paribas	(2)	(2)	(2)	A	0.7	49.1
All others	n/a	0.7	24.4	n/a	0.3	25.1
Total		$3.0	100.0		$1.4	100.0
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

(in millions)	December 31, 2016			December 31, 2015
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$11.3	$11.3	$12.3	$32.6	$32.6	$32.6
France	10.1	10.1	6.8	0.6	—	0.4
United Kingdom	3.5	—	—	14.1	6.7	6.5
Germany	3.8	—	—	15.7	0.7	0.4
Total	$28.7	$21.4	$19.1	$63.0	$40.0	$39.9
Note: The average maturity of these derivative contracts is November 2021 and July 2019 at December 31, 2016 and December 31, 2015, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	December 31, 2016			December 31, 2015
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$—	$—	$—	$1.3	$—	$0.4
Germany	0.1	—	—	—	—	—
Switzerland	0.3	—	—	—	—	—
United Kingdom	—	—	—	0.1	—	—
Total	$0.4	$—	$—	$1.4	$—	$0.4
Note: The average maturity of these derivative contracts is October 2019 and November 2019 at December 31, 2016 and December 31, 2015, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these strategies through a focus on maintaining a liquidity and funding balance between its financial assets and financial liabilities. The Bank and the OF jointly monitor the combined refinancing risk of the FHLBank system. In managing and monitoring the amounts of assets that require refunding, the Bank may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

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

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2016. These ratings measure the likelihood of timely payment of principal and interest. In April 2016, Moody's affirmed the Aaa senior debt and P-1 ratings of the FHLBank System and affirmed the Aaa bank deposit and P-1 ratings of all 11 FHLBanks. The outlook on the FHLBank System's and FHLBanks' ratings is stable.

At December 31, 2016, the Bank’s consolidated obligation bonds outstanding increased to $67.2 billion compared to $48.6 billion at December 31, 2015. The Bank also issues discount notes, which are shorter-term consolidated obligations. Total discount notes outstanding at December 31, 2016 decreased to $28.5 billion compared to $42.3 billion at December 31, 2015. The decline in discount notes was offset by an increase in bonds. In 2016, there was increased demand for floating-rate, short-term bonds which were used to fund the increased member demand for floating-rate advances. In addition, the Bank reduced its refunding risk exposure by issuing some longer term bonds.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Post- election spreads deteriorated somewhat but have returned to pre-election levels and continue to improve. An increase in investor demand for term consolidated obligations was largely a result of rates moving higher.

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

During 2016, funding spreads (i.e., the cost of FHLBank debt relative to LIBOR) particularly short-term funding spreads, improved considerably. This development was driven by new regulations applicable to institutional money market funds. These reform measures, which took effect in October 2016, resulted in increased demand for FHLB debt, which, when combined with a corresponding increase in LIBOR, resulted in more attractive funding spreads during the fourth quarter of 2016. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At December 31, 2016, callable bonds issued by the Bank were down approximately $1.4 billion from December 31, 2015. Note 14 - Consolidated Obligations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K provides additional information regarding the Bank’s consolidated obligations.

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

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at December 31, 2016.

Deposit Reserves. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2016 decreased to $558.9 million from $685.9 million at December 31, 2015. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2016 and 2015, excess deposit reserves were $82.6 billion and $78.9 billion, respectively.

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

The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2016 and 2015, excess contingency liquidity was approximately $27.6 billion and $20.8 billion, respectively.

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

Repurchases of Excess Capital Stock. Beginning in December 2014, the Bank began to repurchase all excess capital stock on a weekly basis. Additionally, as of December 31, 2016 and 2015, the Bank had outstanding capital redemption requests of $5.2 million and $6.0 million respectively. See Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf.

Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. As of December 31, 2016 and 2015, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $5.4 billion and $5.3 billion, respectively. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk. See Legislative and Regulatory Developments section of this Form 10-K for additional information.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 9.7% and 10.0% of total FHLBank System consolidated obligations at December 31, 2016 and 2015, respectively.

	December 31, 2016			December 31, 2015
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$88,616.4	$41,333.8	$129,950.2	$63,773.3	$69,480.5	$133,253.8
Boston	27,132.0	30,070.1	57,202.1	25,307.3	28,487.6	53,794.9
Chicago	37,134.1	35,969.3	73,103.4	22,684.3	41,584.5	64,268.8
Cincinnati	53,172.8	44,710.5	97,883.3	35,036.7	77,225.3	112,262.0
Dallas	27,132.8	26,964.3	54,097.1	18,044.0	20,544.8	38,588.8
Des Moines	90,052.6	81,018.9	171,071.5	30,899.0	99,074.2	129,973.2
Indianapolis	33,508.1	16,819.7	50,327.8	27,866.7	19,267.4	47,134.1
New York	84,327.5	49,392.4	133,719.9	67,216.6	46,875.9	114,092.5
Pittsburgh	67,195.7	28,529.6	95,725.3	48,515.7	42,318.5	90,834.2
San Francisco	50,220.4	33,528.8	83,749.2	51,691.7	27,662.9	79,354.6
Topeka	20,696.4	21,784.9	42,481.3	19,823.8	21,821.1	41,644.9
Total FHLBank System	$579,188.8	$410,122.3	$989,311.1	$410,859.1	$494,342.7	$905,201.8

Operational and Business Risks

Operational Risk. Operational risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, legal risk, compliance risk, or circumvention or failure of internal controls. The Bank has established operational risk policies and procedures to manage each of the specific operational risks, which are categorized as financial reporting, compliance, fraud, legal, information and personnel. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, regularly monitors compliance with established policies and procedures. Management monitors the effectiveness of the internal control environment on an ongoing basis and takes action as appropriate to enhance the environment. Some operational risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks. Governance over the management of operational risks takes place through the Bank’s various risk management committees. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an effective operational risk management framework, which includes quantitative and qualitative key risk indicators, as well as a Bank-wide compliance framework designed to promote awareness of compliance requirements and monitor compliance activities.

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operational risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these suppliers could impact the Bank’s ability to conduct business or expose the Bank to financial loss, loss of intellectual property, or confidential information. The Bank has a vendor management office to manage third-party relationships. The Bank is also exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate these risks, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank's dependence on computer systems and technologies has increased its exposure to cyber-security risks and cyber incidents, including unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption or loss. To date, the Bank has experienced a limited number of successful desktop (e.g., malware) security incidents; however, these did not involve any breaches of data and the Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, prevented any material impact to the Bank. While these security measures are in place and the Bank devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. It may incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, lost revenue, litigation and reputational damage.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2016, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, changes in capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the FHLBank) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 9, 2017

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year ended December 31,
(in thousands)	2016	2015	2014
Interest income:
Advances	$589,296	$345,957	$255,863
Prepayment fees on advances, net	22,773	3,599	16,956
Interest-bearing deposits	1,276	348	351
Securities purchased under agreements to resell	3,199	965	73
Federal funds sold	24,028	7,230	3,856
Trading securities	11,265	9,784	7,663
Available-for-sale (AFS) securities	157,916	145,430	137,623
Held-to-maturity (HTM) securities	58,477	61,826	74,304
Mortgage loans held for portfolio	117,393	120,433	129,399
Total interest income	985,623	695,572	626,088
Interest expense:
Consolidated obligations - discount notes	110,276	54,126	24,201
Consolidated obligations - bonds	524,419	323,191	318,371
Mandatorily redeemable capital stock	297	145	165
Deposits	1,694	274	220
Other borrowings	15	20	29
Total interest expense	636,701	377,756	342,986
Net interest income	348,922	317,816	283,102
Provision (benefit) for credit losses	1,261	(167)	(4,129)
Net interest income after provision (benefit) for credit losses	347,661	317,983	287,231
Other noninterest income:
Total OTTI losses (Note 7)	—	(3,005)	—
OTTI losses reclassified to (from) AOCI (Note 7)	(239)	1,156	—
Net OTTI losses, credit portion (Note 7)	(239)	(1,849)	—
Net gains (losses) on trading securities (Note 4)	(583)	1,598	22,408
Net realized gains from sale of AFS securities (Note 5)	12,591	—	—
Net gains (losses) on derivatives and hedging activities (Note 11)	(13,801)	3,380	(37,500)
Gains on litigation settlements, net	545	15,263	70,896
Standby letters of credit fees	24,662	23,655	17,383
Other, net	1,796	2,440	2,480
Total other noninterest income	24,971	44,487	75,667
Other expense:
Compensation and benefits	46,575	43,146	43,098
Other operating	27,080	24,191	27,228
Finance Agency	5,861	5,364	4,592
Office of Finance	4,175	4,720	3,772
Total other expense	83,691	77,421	78,690
Income before assessments	288,941	285,049	284,208
Affordable Housing Program (AHP) assessment (Note 15)	28,924	28,519	28,437
Net income	$260,017	$256,530	$255,771
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2016	2015	2014
Net income	$260,017	$256,530	$255,771
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(10,292)	(23,712)	64,941
Reclassification of realized (gains) losses included in net income	(11,291)	—	—
Total net unrealized gains (losses) on AFS	(21,583)	(23,712)	64,941
Net non-credit portion of OTTI losses on AFS securities:
Non-credit portion of OTTI losses transferred from HTM securities	—	(1,665)	—
Net change in fair value of OTTI securities	(4,485)	(20,325)	16,809
Reclassification of net (gains) losses included in net income	(1,300)	—	—
Net amount of impairment losses reclassified to non-interest income	239	509	—
Total net non-credit portion of OTTI gains (losses) on AFS securities	(5,546)	(21,481)	16,809
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	(1,665)	—
Transfer of non-credit portion from HTM to AFS securities	—	1,665	—
Total net non-credit portion of OTTI losses on HTM securities	—	—	—
Reclassification of net (gains) losses included in net income relating to hedging activities	(24)	(25)	(15)
Pension and post-retirement benefits	(1,234)	1,468	(1,642)
Total other comprehensive income (loss)	(28,387)	(43,750)	80,093
Total comprehensive income	$231,630	$212,780	$335,864

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31, 2016	December 31, 2015
(in thousands)
ASSETS
Cash and due from banks (Note 3)	$3,587,605	$2,376,964
Interest-bearing deposits	5,909	6,075
Federal funds sold	3,222,000	3,980,000
Securities purchased under agreements to resell	2,000,000	1,000,000
Investment securities:
Trading securities (Note 4)	395,247	394,737
AFS securities, at fair value (Note 5)	9,038,081	8,099,894
HTM securities; fair value of $2,576,982 and $2,684,071, respectively (Note 6)	2,566,135	2,663,304
Total investment securities	11,999,463	11,157,935
Advances, net (Note 8)	76,808,704	74,504,776
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $6,231 and $5,665, respectively (Note 10)	3,390,727	3,086,855
Banking on Business (BOB) loans, net of allowance for credit losses of $2,177 and $2,052, respectively (Note 10)	12,276	11,276
Accrued interest receivable	124,247	107,345
Premises, software and equipment, net (Note 12)	9,762	10,687
Derivative assets (Note 11)	81,891	65,855
Other assets	17,492	22,015
Total assets	$101,260,076	$96,329,783

Federal Home Loan Bank of Pittsburgh
Statements of Condition (continued)

	December 31, 2016	December 31, 2015
(in thousands, except par value)
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$505,430	$635,468
Noninterest-bearing	53,461	50,469
Total deposits	558,891	685,937
Consolidated obligations, net: (Note 14)
Discount notes	28,500,341	42,275,544
Bonds	67,156,031	48,600,753
Total consolidated obligations, net	95,656,372	90,876,297
Mandatorily redeemable capital stock (Note 16)	5,216	6,053
Accrued interest payable	117,183	92,765
AHP payable (Note 15)	76,712	70,907
Derivative liabilities (Note 11)	14,010	42,508
Other liabilities	37,777	53,715
Total liabilities	96,466,161	91,828,182
Commitments and contingencies (Note 20)
Capital (Note 16)
Capital stock - putable ($100 par value) issued and outstanding 37,554 and 35,396 shares	3,755,411	3,539,648
Retained earnings:
Unrestricted	771,661	718,727
Restricted	214,547	162,543
Total retained earnings	986,208	881,270
Accumulated Other Comprehensive Income (AOCI)	52,296	80,683
Total capital	4,793,915	4,501,601
Total liabilities and capital	$101,260,076	$96,329,783

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$260,017	$256,530	$255,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(53,662)	(59,674)	(59,788)
Net change in derivative and hedging activities	(6,542)	54,567	83,449
Net OTTI credit losses	239	1,849	—
Net realized (gains) losses from sales of AFS securities	(12,591)	—	—
Other adjustments	1,257	(185)	(4,838)
Net change in:
Trading securities	(510)	(113,721)	(51,717)
Accrued interest receivable	(16,921)	(21,240)	9,266
Other assets	(789)	(1,417)	(903)
Accrued interest payable	24,417	(10,387)	5,463
Other liabilities	(3,223)	28,150	21,099
Net cash provided by operating activities	$191,692	$134,472	$257,802
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $166, $707 and $1,013 from other FHLBanks for mortgage loan program)	$115,889	$58,652	$131,413
Securities purchased under agreements to resell	(1,000,000)	(1,000,000)	—
Federal funds sold	758,000	605,000	(1,710,000)
AFS securities:
Proceeds (includes $206,608 from sale of AFS securities in 2016)	2,975,497	3,869,773	1,819,780
Purchases	(3,940,559)	(3,566,673)	(3,333,306)
HTM securities:
Net change in short-term	(400,000)	—	—
Proceeds from long-term maturities	593,297	705,178	749,354
Purchases of long-term	(97,248)	(134,336)	—
Advances:
Proceeds	693,665,140	535,178,961	647,779,277
Made	(696,161,992)	(546,386,629)	(661,191,580)
Mortgage loans held for portfolio:
Proceeds	484,881	483,923	464,995
Purchases	(806,390)	(463,969)	(375,214)
Proceeds from sales of foreclosed assets	11,333	11,050	17,748
Premises, software and equipment :
Proceeds from sale	335	—	900
Purchases	(2,329)	(3,961)	(3,923)
Net cash (used in) investing activities	$(3,804,146)	$(10,643,031)	$(15,650,556)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2016	2015	2014
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(129,451)	$35,376	$(48,945)
Net payments for derivative contracts with financing element	(18,504)	(32,218)	(32,699)
Net proceeds from issuance of consolidated obligations:
Discount notes	106,234,942	154,729,878	131,729,844
Bonds (includes $65,576 from other FHLBanks during 2014)	67,259,615	35,225,737	26,050,080
Payments for maturing and retiring consolidated obligations:
Discount notes	(120,014,812)	(149,530,556)	(122,909,347)
Bonds	(48,568,542)	(30,285,157)	(20,041,829)
Proceeds from issuance of capital stock	3,573,624	3,153,069	2,135,063
Payments for repurchase/redemption of mandatorily redeemable capital stock	(56,947)	(31,162)	(7,876)
Payments for repurchase/redemption of capital stock	(3,301,751)	(2,617,768)	(2,047,808)
Cash dividends paid	(155,079)	(212,807)	(103,943)
Net cash provided by financing activities	$4,823,095	$10,434,392	$14,722,540
Net increase (decrease) in cash and due from banks	$1,210,641	$(74,167)	$(670,214)
Cash and due from banks at beginning of the period	2,376,964	2,451,131	3,121,345
Cash and due from banks at end of the period	$3,587,605	$2,376,964	$2,451,131
Supplemental disclosures:
Interest paid	$553,710	$407,926	$378,194
AHP payments	23,119	13,609	8,793
Transfers of mortgage loans to real estate owned	5,380	7,704	14,257
Non-cash transfer of OTTI HTM securities to AFS	—	10,286	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2013	29,622	$2,962,143	$625,636	$60,083	$685,719	$44,340	$3,692,202
Comprehensive income (loss)	—	—	204,616	51,155	255,771	80,093	335,864
Issuance of capital stock	21,350	2,135,063	—	—	—	—	2,135,063
Repurchase/redemption of capital stock	(20,478)	(2,047,808)	—	—	—	—	(2,047,808)
Net shares reclassified to mandatorily redeemable capital stock	(84)	(8,422)	—	—	—	—	(8,422)
Cash dividends	—	—	(103,943)	—	(103,943)	—	(103,943)
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956
Comprehensive income (loss)	—	—	205,225	51,305	256,530	(43,750)	212,780
Issuance of capital stock	31,530	3,153,069	—	—	—	—	3,153,069
Repurchase/redemption of capital stock	(26,178)	(2,617,768)	—	—	—	—	(2,617,768)
Net shares reclassified to mandatorily redeemable capital stock	(366)	(36,629)	—	—	—	—	(36,629)
Cash dividends	—	—	(212,807)	—	(212,807)	—	(212,807)
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Comprehensive income (loss)	—	—	208,013	52,004	260,017	(28,387)	231,630
Issuance of capital stock	35,736	3,573,624	—	—	—	—	3,573,624
Repurchase/redemption of capital stock	(33,017)	(3,301,751)	—	—	—	—	(3,301,751)
Net shares reclassified to mandatorily redeemable capital stock	(561)	(56,110)	—	—	—	—	(56,110)
Cash dividends	—	—	(155,079)	—	(155,079)	—	(155,079)
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915

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

Significant Accounting Policies

Financial Instruments Meeting Netting Requirements. The Bank presents certain financial instruments on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the Bank has elected to offset its asset and liability positions, as well as cash collateral received or pledged.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay between the time an exposure change is identified and the time excess collateral is returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 11 - Derivatives and Hedging Activities for additional information.

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

Recognition of OTTI. If either of the first two conditions above is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date. For securities that meet the third condition above (that is, securities in an unrealized loss position) but do not meet either of the first two conditions, the security is evaluated to determine the extent and amount of credit loss.

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

Accounting for OTTI Recognized in AOCI. For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional OTTI (both credit and non-credit component, if any) is determined as the difference between the security’s amortized cost less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI and its fair value. Any additional credit loss is limited to that security’s unrealized losses, or the difference between the security’s amortized cost and its fair value, as of the Statement of Condition date. This additional credit loss, up to

Notes to Financial Statements (continued)

the amount in AOCI related to the security, is reclassified out of AOCI and charged to earnings. The non-credit component, if any, is recognized in AOCI.

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

If the Bank determines it is the primary beneficiary of a VIE, it is required to consolidate that VIE. The Bank performs a quarterly evaluation to determine whether it is the primary beneficiary of any VIEs. To perform this evaluation, the Bank considers whether it has both:

•	the power to direct the VIE’s activities that most significantly impact the VIEs’ economic performance; and

•	the obligation to absorb the VIE’s losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, the Bank has determined that consolidation is not required for its VIEs for the periods presented. The Bank typically does not have the power to direct the VIEs’ activities that most significantly impact the VIEs’ economic performance. In addition, the Bank has not provided financial or other support (explicitly or implicitly) to any VIE during the periods presented. Furthermore, the Bank was not previously contractually required to provide, nor does it intend to provide, such support in the future.

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

Prepayment Fees.  The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. In the event that a new advance is issued in connection with a prepayment of an outstanding advance but the new advance does not qualify as a modification of an existing advance, any prepayment fee, net of hedging activities, is recorded in “Prepayment fees on advances, net” in the interest income section of the Statement of Income.

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging activities, is deferred and amortized using the contractual method.

Notes to Financial Statements (continued)

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

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when a PFI requests an extension of the delivery commitment period beyond the original stated expiration. These fees compensate the Bank for lost interest as a result of late funding and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount and are recorded in noninterest income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount and represent purchase price adjustments to the related loans acquired and are recorded as a part of the loan basis.

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

Notes to Financial Statements (continued)

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

Troubled Debt Restructuring (TDR). The Bank considers a troubled debt restructuring to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise, such as a loan modification. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be troubled debt restructurings, except in cases where all contractual amounts due are expected to be collected as a result of government guarantees or insurance.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other reliable source of repayment available. The Bank considers its impaired loans to be collateral-dependent. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

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

Derivatives. All derivatives are recognized on the Statement of Condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivative Designations. Each derivative is designated as either:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge (an economic hedge) for asset and liability management purposes.

Notes to Financial Statements (continued)

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship, and are expected to be highly effective, they qualify for fair value hedge accounting whereby the offsetting changes in fair value of the hedged items may be recorded in earnings. Two approaches that the Bank uses for hedge accounting are:

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income. As a result, the Bank recognizes the net interest and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the economically hedged assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated in fair value hedge relationships are recognized as adjustments to the income or expense of the designated hedged item.

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments ); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) it no longer designates the derivative as a hedging instrument (i.e., de-designation).

When hedge accounting is discontinued on a fair value hedge, the Bank either terminates the derivative or continues to carry the derivative on the Statement of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the contractual method.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Notes to Financial Statements (continued)

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

The cost of computer software developed or obtained for internal use is capitalized and amortized over its useful life. Hosting arrangements, also known as Software as a Service (SaaS), are assessed for whether they should be accounted for as a software license or a service contract and are capitalized or expensed, respectively, based on this assessment.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost.

Discounts and Premiums. The Bank accretes/amortizes the discounts and premiums as well as hedging basis adjustments on consolidated obligations to interest expense using the contractual method.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The OF prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Concessions paid on consolidated obligations are recorded as a direct deduction from the carrying amount of the debt and amortized using the contractual method. The amortization of such concessions is included in consolidated obligation interest expense.

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

Notes to Financial Statements (continued)

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

The Bank charges the required funding for AHP to earnings and establishes a liability. The Bank primarily makes the AHP subsidy available to members as a grant. Alternatively, the Bank could provide the member with an interest rate below a normal advance rate. This will create a discount which will be the present value of the difference between the cash flow generated using an AHP advance rate and the Bank’s cost of funds. If the Bank provides a discounted interest rate, this discount is accreted to interest income using the contractual method over the life of the advance. See Note 15 - AHP for more information.

Notes to Financial Statements (continued)

Note 2 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2016-15: Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	This ASU is focused on reducing diversity in practice in the Statement of Cash Flows by providing clarification on eight classification issues.	This ASU is effective for the Bank no later than January 1, 2018 and will be adopted on a retrospective basis.
The Bank is continuing to evaluate the impact of this ASU on its financial statements. However, at the present time, the Bank does not believe that the impact will be material to its Statement of Cash Flows.

ASU 2016-13: Financial Instruments - Credit Losses
This ASU makes substantial changes to the accounting for credit losses on certain financial instruments. It replaces today’s incurred loss model with a new model based on lifetime expected credit losses, which the FASB believes will result in more timely recognition of credit losses.

This ASU is effective for the Bank no later than January 1, 2020 and will generally be adopted on a modified retrospective basis, with the exception of previously-OTTI AFS debt securities, for which the guidance will be applied prospectively.

The Bank is continuing to evaluate the impact of this ASU on its financial statements and will continue to monitor interpretations made by standard-setters and regulators. The Bank expects its allowance for credit losses on MPF loans to increase; however, we do not currently have an estimate of this amount. The Bank has not yet determined the impact this standard will have on its private label MBS securities. The Bank will continue to evaluate the appropriateness of an allowance for credit losses on other specific elements of its financial statements.

ASU 2016-05: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
This ASU clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of the hedge relationship provided that all other hedge accounting criteria continue to be met. This position is consistent with the SEC staff’s position on novations.
		This ASU was early-adopted by the Bank on a prospective basis as of January 1, 2016.	The implementation of this ASU had no impact on the Bank, as it was consistent with the Bank’s prior practice.
ASU 2016-02: Leases	This ASU amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.	This ASU is effective for the Bank no later than January 1, 2019 and will be adopted on a modified retrospective basis.
The Bank is continuing to evaluate the impact of this ASU on its financial statements. Upon adoption, the Bank will increase its assets and liabilities for capitalized leases. The Bank’s most significant lease is its headquarters. Future minimum lease payments under current accounting standards are disclosed in Note 20 - Commitments and Contingencies. Significantly all of these payments represent the building lease, and the Bank believes it is reasonable to use this as a basis to size the potential impact.

Notes to Financial Statements (continued)

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2016-01: Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU amends certain requirements for accounting for the recognition and measurement of financial instruments. Most notably, this guidance revises the accounting for equity securities, financial instruments measured under the fair value option, and certain disclosure requirements for fair value of financial instruments.
This ASU is effective for the Bank beginning January 1, 2018 and will be adopted on a modified retrospective basis.
This ASU is not expected to materially impact the Bank’s financial condition or results of operations. The Bank expects to update its financial statement disclosures to reflect the updated disclosure requirements for financial instruments not recognized at fair value in the financial statements and to meet the disaggregation requirements of this guidance.

ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs	This ASU requires entities to present debt issuance costs as a direct deduction from the related debt on the Statement of Condition, consistent with debt discounts.	This ASU was adopted by the Bank on a retrospective basis as of January 1, 2016.
The impact of this ASU was an immaterial reclassification of debt issuance costs from Other Assets to Consolidated Obligations on the Bank’s Statement of Condition. For the Bank, debt issuance costs are concession fees paid to dealers in connection with the issuance of certain consolidated obligations.

ASU 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
This ASU requires all entities to perform an interim and annual assessment of their ability to continue as a going concern for one year from the date of issuance of their financial statements. It also requires disclosures if there is “substantial doubt” of the entity’s ability to continue as a going concern.
		This ASU was adopted by the Bank in conjunction with the issuance of the December 31, 2016 financial statements.	The implementation of this ASU had no impact on the Bank’s financial statement disclosures.
ASU 2014-09: Revenue from Contracts with Customers
This ASU was issued to increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. It will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition.
This ASU is effective for the Bank beginning January 1, 2018 and will be adopted on either a full or modified retrospective basis.
This ASU is not expected to materially impact the Bank’s financial condition or results of operations, as the majority of the Bank’s revenue is derived from financial instruments, which are excluded from the scope of this guidance. The Bank continues to evaluate whether any other sources of its revenue will be impacted by this guidance.

Note 3 – Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2016 and 2015 were $296.0 million and $298.8 million, respectively.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the FRBs. The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of $33.1 million and $22.4 million as of December 31, 2016 and December 31, 2015, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Notes to Financial Statements (continued)

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Mutual funds	$7,092	$5,442
GSE and Tennessee Valley Authority (TVA) obligations	388,155	389,295
Total	$395,247	$394,737

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $7.2 million and $5.6 million at December 31, 2016 and December 31, 2015, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for 2016, 2015 and 2014.

	Year ended December 31,
(in thousands)	2016	2015	2014
Net unrealized gains (losses) on trading securities held at year-end	$(583)	$1,598	$22,322
Net realized gains on trading securities sold/matured during the year	—	—	86
Net gains (losses) on trading securities	$(583)	$1,598	$22,408

Notes to Financial Statements (continued)

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2016 and December 31, 2015.

	December 31, 2016
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,000	$—	$—	$—	$2,000
GSE and TVA obligations	3,181,110	—	11,889	(9,806)	3,183,193
State or local agency obligations	249,675	—	879	(14,142)	236,412
Total non-MBS	$3,432,785	$—	$12,768	$(23,948)	$3,421,605
MBS:
Other U.S. obligations single family MBS	$217,577	$—	$—	$(1,143)	$216,434
GSE single-family MBS	3,218,268	—	5,577	(10,683)	3,213,162
GSE multifamily MBS	1,508,003	—	6,112	(1,211)	1,512,904
Private label residential MBS	606,859	(11)	67,435	(307)	673,976
Total MBS	$5,550,707	$(11)	$79,124	$(13,344)	$5,616,476
Total AFS securities	$8,983,492	$(11)	$91,892	$(37,292)	$9,038,081

	December 31, 2015
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$1,993	$—	$5	$—	$1,998
GSE and TVA obligations	3,468,665	—	15,332	(14,792)	3,469,205
State or local agency obligations	133,038	—	2,055	(973)	134,120
Total non-MBS	$3,603,696	$—	$17,392	$(15,765)	$3,605,323
MBS:
Other U.S. obligations single family MBS	$268,105	$—	$501	$(70)	$268,536
GSE single-family MBS	2,378,589	—	9,965	(4,924)	2,383,630
GSE multifamily MBS	1,008,511	—	5,614	(3,628)	1,010,497
Private label MBS:
Private label residential MBS	751,703	(889)	72,263	(337)	822,740
HELOCs	7,572	—	1,596	—	9,168
Total private label MBS	759,275	(889)	73,859	(337)	831,908
Total MBS	$4,414,480	$(889)	$89,939	$(8,959)	$4,494,571
Total AFS securities	$8,018,176	$(889)	$107,331	$(24,724)	$8,099,894
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the Bank’s benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $9.0 million and $6.7 million at December 31, 2016 and December 31, 2015, respectively and are included in Other liabilities in the Statement of Condition.

Notes to Financial Statements (continued)

As of December 31, 2016, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $14.9 million, credit losses of $192.6 million and OTTI-related accretion adjustments of $43.8 million. As of December 31, 2015, these amounts were $9.7 million, $205.9 million, and $31.5 million, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Non-credit portion of OTTI losses	$(11)	$(889)
Net unrealized gains on OTTI securities since their last OTTI credit charge	67,435	73,859
Net non-credit portion of OTTI gains on AFS securities in AOCI	$67,424	$72,970

The following tables summarize the AFS securities with unrealized losses as of December 31, 2016 and December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$1,976,842	$(8,334)	$155,292	$(1,472)	$2,132,134	$(9,806)
State or local agency obligations	161,288	(14,142)	—	—	161,288	(14,142)
Total non-MBS	$2,138,130	$(22,476)	$155,292	$(1,472)	$2,293,422	$(23,948)
MBS:
Other U.S. obligations single-family MBS	$145,946	$(523)	$70,487	$(620)	$216,433	$(1,143)
GSE single-family MBS	1,775,502	(7,920)	351,883	(2,763)	2,127,385	(10,683)
GSE multifamily MBS	461,916	(992)	92,755	(219)	554,671	(1,211)
Private label residential MBS	47,364	(11)	2,853	(307)	50,217	(318)
Total MBS	$2,430,728	$(9,446)	$517,978	$(3,909)	$2,948,706	$(13,355)
Total	$4,568,858	$(31,922)	$673,270	$(5,381)	$5,242,128	$(37,303)

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$2,396,493	$(12,937)	$184,772	$(1,855)	$2,581,265	$(14,792)
State or local agency obligations	41,727	(863)	3,890	(110)	45,617	(973)
Total non-MBS	$2,438,220	$(13,800)	$188,662	$(1,965)	$2,626,882	$(15,765)
MBS:
Other U.S. obligations single-family MBS	$70,490	$(48)	$11,984	$(22)	$82,474	$(70)
GSE single-family MBS	465,658	(761)	114,028	(4,163)	579,686	(4,924)
GSE multifamily MBS	420,982	(3,628)	—	—	420,982	(3,628)
Private label residential MBS	65,080	(775)	9,332	(451)	74,412	(1,226)
Total MBS	$1,022,210	$(5,212)	$135,344	$(4,636)	$1,157,554	$(9,848)
Total	$3,460,430	$(19,012)	$324,006	$(6,601)	$3,784,436	$(25,613)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Notes to Financial Statements (continued)

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. See Note 1 - Summary of Significant Accounting Policies. There were no transfers during 2016 and 2014. The Bank transferred three private label MBS from HTM to AFS during 2015, which is the period that an OTTI credit loss was recorded on the security.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
December 31, 2015 transfer	$7,556	$(638)	$6,918
June 30, 2015 transfer	4,394	(1,026)	3,368
Total 2015 transfers	$11,950	$(1,664)	$10,286

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2016 and December 31, 2015 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$378,123	$378,071	$28,706	$28,688
Due after one year through five years	1,408,405	1,405,080	1,925,398	1,919,024
Due after five years through ten years	644,126	651,857	812,550	825,558
Due in more than ten years	1,002,131	986,597	837,042	832,053
AFS securities excluding MBS	3,432,785	3,421,605	3,603,696	3,605,323
MBS	5,550,707	5,616,476	4,414,480	4,494,571
Total AFS securities	$8,983,492	$9,038,081	$8,018,176	$8,099,894

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,347,980	$3,518,980
Variable-rate	84,805	84,716
Total non-MBS	$3,432,785	$3,603,696
Amortized cost of AFS MBS:
Fixed-rate	$1,343,699	$1,593,414
Variable-rate	4,207,008	2,821,066
Total MBS	$5,550,707	$4,414,480
Total amortized cost of AFS securities	$8,983,492	$8,018,176

Realized Gains (Losses) on AFS Securities.  The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for 2016, 2015 and 2014.

	Year ended December 31, 2016
(in thousands)	2016	2015	2014
Proceeds from sale of AFS securities	$206,608	$—	$—
Gross gains on sale of AFS securities	12,923	—	—
Gross losses on sale of AFS securities	(332)	—	—

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2016 and December 31, 2015.

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$61	$(2)	$400,059
State or local agency obligations	131,925	—	(10,519)	121,406
Total non-MBS	$531,925	$61	$(10,521)	$521,465
MBS:
Other U.S. obligations single-family MBS	$583,550	$3,320	$(138)	$586,732
GSE single-family MBS	212,097	3,097	(23)	215,171
GSE multifamily MBS	843,167	19,288	(3,569)	858,886
Private label residential MBS	395,396	1,932	(2,600)	394,728
Total MBS	$2,034,210	$27,637	$(6,330)	$2,055,517
Total HTM securities	$2,566,135	$27,698	$(16,851)	$2,576,982

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$169,520	$118	$(14,484)	$155,154
MBS:
Other U.S. obligations single-family MBS	$819,602	$5,651	$(5)	$825,248
GSE single-family MBS	294,568	4,459	(75)	298,952
GSE multifamily MBS	863,122	30,124	(1,394)	891,852
Private label residential MBS	516,492	1,717	(5,344)	512,865
Total MBS	$2,493,784	$41,951	$(6,818)	$2,528,917
Total HTM securities	$2,663,304	$42,069	$(21,302)	$2,684,071

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2016 and December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$124,998	$(2)	$—	$—	$124,998	$(2)
State or local agency obligations	13,612	(128)	107,794	(10,391)	121,406	(10,519)
Total Non-MBS	$138,610	$(130)	$107,794	$(10,391)	$246,404	$(10,521)
MBS:
Other U.S. obligations single-family MBS	$53,513	$(109)	$41,253	$(29)	$94,766	$(138)
GSE single-family MBS	—	—	7,133	(23)	7,133	(23)
GSE multifamily MBS	165,914	(3,569)	—	—	165,914	(3,569)
Private label residential MBS	10,961	(115)	222,585	(2,485)	233,546	(2,600)
Total MBS	$230,388	$(3,793)	$270,971	$(2,537)	$501,359	$(6,330)
Total	$368,998	$(3,923)	$378,765	$(12,928)	$747,763	$(16,851)

	December 31, 2015
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$20,154	$(1)	$110,737	$(14,483)	$130,891	$(14,484)
MBS:
Other U.S. obligations single-family MBS	$10,237	$(5)	$—	$—	$10,237	$(5)
GSE single-family MBS	—	—	9,091	(75)	9,091	(75)
GSE multifamily MBS	132,835	(1,394)	—	—	132,835	(1,394)
Private label residential MBS	110,665	(717)	252,851	(4,627)	363,516	(5,344)
Total MBS	$253,737	$(2,116)	$261,942	$(4,702)	$515,679	$(6,818)
Total	$273,891	$(2,117)	$372,679	$(19,185)	$646,570	$(21,302)

Securities Transferred. The Bank transferred no private label MBS from HTM to AFS during 2016 or 2014 and three during 2015. See Note 5 - Available-for-Sale Securities for additional information.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2016 and December 31, 2015 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$400,000	$400,059	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	47,850	45,605	57,490	55,797
Due after ten years	84,075	75,801	112,030	99,357
Total non-MBS	531,925	521,465	169,520	155,154
MBS	2,034,210	2,055,517	2,493,784	2,528,917
Total HTM securities	$2,566,135	$2,576,982	$2,663,304	$2,684,071

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Amortized cost of HTM securities other than MBS:
Fixed-rate	$400,000	$28,565
Variable-rate	131,925	140,955
Total non-MBS	$531,925	$169,520
Amortized cost of HTM MBS:
Fixed-rate	$952,329	$1,023,636
Variable-rate	1,081,881	1,470,148
Total MBS	$2,034,210	$2,493,784
Total HTM securities	$2,566,135	$2,663,304

Note 7 – Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, the amount of which could be up to the difference between the security’s amortized cost basis and its fair value, and records any difference in its Statement of Income. The Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis generated on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the FHLBanks’ OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were not significant to the Bank.

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying an FHLBank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which is based upon an assessment of the individual housing markets. During the fourth quarter of 2016, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (3.0)% to 10.0% over the 12 month period beginning October 1, 2016. For the vast majority of markets the short-term forecast has changes from 2.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2016. The “Total OTTI securities” balances below summarize the Bank’s securities as of December 31, 2016 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$337,355	$270,710	$305,978
Alt-A	430,180	331,961	363,987
Subprime	1,739	1,028	1,158
Total OTTI securities	769,274	603,699	671,123
Private label MBS with no OTTI	3,160	3,160	2,853
Total AFS private label MBS	$772,434	$606,859	$673,976
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for 2016, 2015 and 2014.

(in thousands)	2016	2015	2014
Beginning balance	$265,379	$290,935	$314,224
Additions:
Credit losses for which OTTI was not previously recognized	—	1,794	—
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	239	55	—
Reductions:
Securities sold and matured during the period (2)	(3,875)	—	292
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(25,282)	(27,405)	(23,581)
Ending balance	$236,461	$265,379	$290,935
Notes:
(1) For 2016, 2015 and 2014, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2016, 2015 and 2014, respectively.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At December 31, 2016, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2016.

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

At December 31, 2016 and December 31, 2015, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.49% to 7.40%. AHP subsidized advances have interest rates ranging from 2.00% to 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2016 and December 31, 2015.

(dollars in thousands)	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$38,571,864	0.91%	$33,192,256	0.70%
Due after 1 year through 2 years	14,310,133	1.14	18,989,266	0.99
Due after 2 years through 3 years	7,477,536	1.29	13,071,338	0.96
Due after 3 years through 4 years	8,488,404	1.22	6,260,864	0.93
Due after 4 years through 5 years	7,161,763	1.23	1,800,994	1.68
Thereafter	825,608	2.64	1,018,555	2.66
Total par value	76,835,308	1.07%	74,333,273	0.89%
Discount on AHP advances	(2)		(21)
Deferred prepayment fees	(4,625)		(4,749)
Hedging adjustments	(21,977)		176,273
Total book value	$76,808,704		$74,504,776

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At December 31, 2016 and December 31, 2015, the Bank had convertible advances outstanding of $0.5 billion and $1.5 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). At December 31, 2016 and at December 31, 2015, the Bank had $12.3 billion and $12.6 billion returnable advances, respectively. At December 31, 2016 and December 31, 2015, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of December 31, 2016 and December 31, 2015 .

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Due in 1 year or less	$40,221,864	$34,692,256	$38,791,364	$33,771,756
Due after 1 year through 2 years	12,700,133	18,939,266	14,116,133	18,629,266
Due after 2 years through 3 years	7,462,536	11,661,338	7,472,036	12,877,338
Due after 3 years through 4 years	8,463,404	6,245,864	8,488,404	6,255,364
Due after 4 years through 5 years	7,161,763	1,775,994	7,161,763	1,800,994
Thereafter	825,608	1,018,555	805,608	998,555
Total par value	$76,835,308	$74,333,273	$76,835,308	$74,333,273

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Fixed-rate – overnight	$4,696,431	$4,681,918
Fixed-rate – term:
Due in 1 year or less	16,177,369	13,532,806
Thereafter	9,815,844	13,121,108
Total fixed-rate	30,689,644	31,335,832
Variable-rate:
Due in 1 year or less	17,698,064	14,977,532
Thereafter	28,447,600	28,019,909
Total variable-rate	46,145,664	42,997,441
Total par value	$76,835,308	$74,333,273

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2016, the Bank had advances of $61.2 billion outstanding to the five largest borrowers, which represented 79.7% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2016.

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

The following table presents balances as of December 31, 2016 and December 31, 2015 for mortgage loans held for portfolio.

(in thousands)	December 31, 2016	December 31, 2015
Fixed-rate long-term single-family mortgages(1)	$3,013,181	$2,660,615
Fixed-rate medium-term single-family mortgages(1)	299,900	352,082
Total par value	3,313,081	3,012,697
Premiums	59,032	50,857
Discounts	(3,926)	(3,899)
Hedging adjustments	28,771	32,865
Total mortgage loans held for portfolio	$3,396,958	$3,092,520
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Conventional loans	$3,088,810	$2,763,930
Government-guaranteed/insured loans	224,271	248,767
Total par value	$3,313,081	$3,012,697

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

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This approach generally requires a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with collateral and lending policies to limit risk of loss while balancing each borrower’s need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to help ensure that credit products continue to be secured by adequate collateral. Management of the Bank believes that these policies effectively manage the Bank’s credit risk from credit products.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2016 and December 31, 2015, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2016 and December 31, 2015, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At December 31, 2016 and December 31, 2015, the MPF exposure under the FLA was $24.0 million and $22.7 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $3.1 million, $3.0 million and $3.2 million in 2016, 2015 and 2014, respectively.

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. This includes impaired loans considered collateral-dependent loans where repayment is expected to be provided by the sale of the underlying property, which primarily consists of MPF loans that are 180 days or more delinquent, troubled debt restructurings, and other loans where the borrower has filed for bankruptcy.

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2016	2015	2014
Balance, beginning of period	$5,665	$7,260	$11,359
(Charge-offs) Recoveries, net (1)	(195)	(815)	299
Provision (benefit) for credit losses	761	(780)	(4,398)
Balance, December 31	$6,231	$5,665	$7,260
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	2016	2015	2014
Ending balance, individually evaluated for impairment	$5,105	$5,018	$6,034
Ending balance, collectively evaluated for impairment	1,126	647	1,226
Total allowance for credit losses	$6,231	$5,665	$7,260
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$58,522	$60,762	$68,144
Collectively evaluated for impairment	3,122,847	2,789,517	2,789,826
Total recorded investment	$3,181,369	$2,850,279	$2,857,970

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

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. BOB Loans.

(in thousands)	2016	2015	2014
Balance, beginning of period	$2,052	$1,840	$2,231
(Charge-offs) Recoveries, net	(221)	(429)	(610)
Provision for credit losses	346	641	219
Balance, December 31	$2,177	$2,052	$1,840

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans. At December 31, 2016, 2015 and 2014, the total recorded investments and related allowances for credit losses for BOB loans were all or substantively all characterized by loans collectively evaluated for impairment.

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	December 31, 2016
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$45,687	$14,293	$—	$59,980
Past due 60-89 days	9,194	3,371	50	12,615
Past due 90 days or more	21,386	4,179	204	25,769
Total past due loans	$76,267	$21,843	$254	$98,364
Total current loans	3,105,102	210,624	14,287	3,330,013
Total loans	$3,181,369	$232,467	$14,541	$3,428,377
Other delinquency statistics:
In process of foreclosures, included above (2)	$11,464	$1,077	$—	$12,541
Serious delinquency rate (3)	0.7%	1.8%	1.4%	0.8%
Past due 90 days or more still accruing interest	$—	$4,179	$—	$4,179
Loans on nonaccrual status	$24,092	$—	$253	$24,345

(in thousands)	December 31, 2015
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$42,746	$14,997	$86	$57,829
Past due 60-89 days	11,752	4,260	78	16,090
Past due 90 days or more	25,169	4,382	156	29,707
Total past due loans	$79,667	$23,639	$320	$103,626
Total current loans	2,770,612	234,376	13,090	3,018,078
Total loans	$2,850,279	$258,015	$13,410	$3,121,704
Other delinquency statistics:
In process of foreclosures, included above (2)	$15,353	$1,356	$—	$16,709
Serious delinquency rate (3)	0.9%	1.7%	1.2%	1.0%
Past due 90 days or more still accruing interest	$—	$4,382	$—	$4,382
Loans on nonaccrual status	$29,075	$—	$383	$29,458
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

Notes to Financial Statements (continued)

Individually Evaluated Impaired Loans. Information regarding individually evaluated impaired loans is as follows. As indicated above, these loans include impaired loans considered collateral-dependent. BOB loans are not significant and are excluded from the tables below.

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,687	$34,344	$—
With a related allowance:
Conventional MPF loans	$23,835	$23,577	$5,105
Total:
Conventional MPF loans	$58,522	$57,921	$5,105

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$33,737	$33,428	$—
With a related allowance:
Conventional MPF loans	$27,025	$26,774	$5,018
Total:
Conventional MPF loans	$60,762	$60,202	$5,018

Notes to Financial Statements (continued)

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(in thousands)	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized
Conventional MPF loans	$60,147	$2,340	$63,683	$1,966	$74,956	$1,388
Notes:
(1) Includes gross charge-offs.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor’s financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $14.1 million and $16.9 million as of December 31, 2016 and December 31, 2015, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $3.9 million and $6.5 million of REO reported in Other assets on the Statement of Condition at December 31, 2016 and December 31, 2015, respectively.

Purchases, Sales and Reclassifications. During 2016 and 2015, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Consistent with Finance Agency requirements, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve the Bank’s risk management objectives. Finance Agency regulation and the Bank’s Risk Governance Policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk and mortgage prepayment risk positions. Derivatives are an integral part of the Bank’s financial management strategy. The Bank may use derivatives to:

•	reduce interest rate sensitivity and repricing gaps of assets and liabilities;

•	preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance);

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;

•	manage embedded options in assets and liabilities;

•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond; and

•	protect the value of existing asset or liability positions or firm commitments

Types of Derivatives. The Bank’s Risk Governance Policy establishes guidelines for its use of derivatives. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•	interest rate swaps;

•	interest rate swaptions; and

•	interest rate caps or floors

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

Notes to Financial Statements (continued)

in offsetting changes in the fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Derivative financial instruments are designated by the Bank as follows:

•	a qualifying fair value hedge of an associated financial instrument or firm commitment; or

•
a non-qualifying economic hedge to manage certain defined risks on the Statement of Condition. These hedges are primarily used to: (1) manage mismatches between the coupon features of assets and liabilities, (2) offset prepayment risks in certain assets, (3) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted, or (4) to reduce exposure to reset risk.

Derivative transactions may be executed either with a counterparty (referred to as uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivatives Clearing Organization (referred to as cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearing House), the derivative transaction is novated and the executing counterparty is replaced with the Clearing House. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For uncleared derivatives, the Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Types of Hedged Items. The Bank has the following types of hedged items:

Investments. The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value of the securities. Derivatives hedging trading securities (carried at fair value) or HTM securities (carried at amortized cost) are designated as economic hedges. Derivatives hedging AFS securities may be designated as fair value hedges.

Advances. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. The Bank may use derivatives to manage the repricing and/or options characteristics of advances to match more closely the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank may simultaneously execute a derivative that offsets the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest rate swap where the Bank pays a fixed-rate and receives a variable-rate, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair value hedge. In addition, the Bank may hedge a callable, prepayable or convertible advance by entering into a cancellable interest-rate swap.

Mortgage Loans. The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risks associated with mortgage loans through a combination of debt issuance and, at times, derivatives, such as interest rate caps and floors, swaptions and callable swaps. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive hedge accounting.

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

Notes to Financial Statements (continued)

This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively-priced advances to its members and may allow the Bank to reduce its funding costs. The continued attractiveness of this strategy depends on yield relationships between the Bank’s consolidated obligations and derivative markets. If conditions change, the Bank may alter the types or terms of the consolidated obligations that it issues.

Firm Commitments. The Bank’s mortgage loan purchase commitments are considered derivatives and are recorded at fair value. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Because the market in which the purchase of MPF loans differs from the principle market, the transaction price may not equal fair value on the date of the inception of the commitment and may result in a gain or loss for the Bank.

The Bank may also hedge a firm commitment for a forward starting advance through the use of an interest rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance and is treated as a fair value hedge. Because the firm commitment ends at the same exact time that the advance is settled, the fair value change associated with the firm commitment is effectively rolled into the basis of the advance.

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

Notes to Financial Statements (continued)

The following tables summarize the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2016 and December 31, 2015. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	December 31, 2016
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,133,421	$71,335	$142,648
Derivatives not designated as hedging instruments:
Interest rate swaps	$9,370,245	$21,429	$58,158
Interest rate caps	1,255,000	4,686	—
Mortgage delivery commitments	15,450	26	98
Total derivatives not designated as hedging instruments:	$10,640,695	$26,141	$58,256
Total derivatives before netting and collateral adjustments	$39,774,116	$97,476	$200,904
Netting adjustments and cash collateral(1)		(15,585)	(186,894)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$81,891	$14,010

	December 31, 2015
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,416,262	$49,104	$269,354
Derivatives not designated as hedging instruments:
Interest rate swaps	$13,363,652	$18,426	$62,384
Interest rate swaptions	25,000	—	—
Interest rate caps	755,000	2,695	—
Mortgage delivery commitments	9,950	253	—
Total derivatives not designated as hedging instruments	$14,153,602	$21,374	$62,384
Total derivatives before netting and collateral adjustments	$44,569,864	$70,478	$331,738
Netting adjustments and cash collateral(1)		(4,623)	(289,230)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$65,855	$42,508
Note:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted was $171.3 million and $287.0 million at December 31, 2016 and December 31, 2015. Cash collateral received was $1 thousand and $2.4 million at December 31, 2016 and December 31, 2015.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Year ended December 31,
(in thousands)	2016	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$3,307	$4,769	$4,287
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(17,908)	$(21,514)	$(73,836)
Interest rate swaptions	—	56	1,410
Interest rate caps	(1,183)	(1,988)	(4,496)
Net interest settlements	864	10,959	26,369
Mortgage delivery commitments	1,098	11,074	8,739
Other	21	24	27
Total net gains (losses) related to derivatives not designated as hedging instruments	$(17,108)	$(1,389)	$(41,787)
Net gains (losses) on derivatives and hedging activities	$(13,801)	$3,380	$(37,500)
Note:
(1) Pertains to total net gains for fair value hedge ineffectiveness.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2016, 2015 and 2014.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2016
Hedged item type:
Advances	$196,099	$(193,558)	$2,541	$(100,091)
Consolidated obligations – bonds	(83,647)	84,094	447	68,153
AFS securities	20,449	(20,130)	319	(23,150)
Total	$132,901	$(129,594)	$3,307	$(55,088)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2015
Hedged item type:
Advances	$110,659	$(109,811)	$848	$(198,536)
Consolidated obligations – bonds	28,735	(25,822)	2,913	218,194
AFS securities	(7,075)	8,083	1,008	(19,032)
Total	$132,319	$(127,550)	$4,769	$626

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2014
Hedged item type:
Advances	$249,742	$(245,817)	$3,925	$(225,722)
Consolidated obligations – bonds	74,726	(72,766)	1,960	233,774
AFS securities	(32,530)	30,932	(1,598)	(11,442)
Total	$291,938	$(287,651)	$4,287	$(3,390)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(5.1) million, $0.8 million and $13.8 million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the years ended December 31, 2016, 2015 and 2014.

The Bank had no active cash flow hedging relationships during 2016, 2015 or 2014.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

Uncleared Derivatives .For uncleared derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives.

Generally, the Bank’s ISDA agreements for uncleared derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2016 was $53.6 million for which the Bank has posted cash collateral with a fair value of $42.3 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $10.3 million of collateral to its derivative counterparties at December 31, 2016.

Cleared Derivatives. For cleared derivatives, the Clearing Houses are the Bank's counterparties. The Clearing House notifies the clearing agent of the required initial and variation margin. The requirement that the Bank post initial and variation margin through the clearing agent, which notifies the FHLBank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations.
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

Notes to Financial Statements (continued)

assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2016.

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

	Derivative Assets
(in thousands)	December 31, 2016	December 31, 2015
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$13,778	$39,068
Cleared derivatives	83,672	31,157
Total gross recognized amount	97,450	70,225
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(10,792)	(37,981)
Cleared derivatives	(4,793)	33,358
Total gross amounts of netting adjustments and cash collateral	(15,585)	(4,623)
Net amounts after netting adjustments:
Uncleared derivatives	2,986	1,087
Cleared derivatives	78,879	64,515
Total net amounts after netting adjustments	81,865	65,602
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	26	253
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	26	253
Total derivative assets:
Uncleared derivatives	3,012	1,340
Cleared derivatives	78,879	64,515
Total derivative assets as reported in the Statement of Condition	81,891	65,855
Net unsecured amount
Uncleared derivatives	3,012	1,340
Cleared derivatives	78,879	64,515
Total net unsecured amount	$81,891	$65,855

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2016	December 31, 2015
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$67,047	$132,910
Cleared derivatives	133,759	198,828
Total gross recognized amount	200,806	331,738
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(53,135)	(90,402)
Cleared derivatives	(133,759)	(198,828)
Total gross amounts of netting adjustments and cash collateral	(186,894)	(289,230)
Net amounts after netting adjustments:
Uncleared derivatives	13,912	42,508
Cleared derivatives	—	—
Total net amounts after netting adjustments	13,912	42,508
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	98	—
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	98	—
Total derivative liabilities:
Uncleared derivatives	14,010	42,508
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	14,010	42,508
Net unsecured amount
Uncleared derivatives	14,010	42,508
Total net unsecured amount	$14,010	$42,508
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest rate futures or forwards).

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2016	2015
Computer hardware and software	$56,414	$54,593
Furniture	915	915
Leasehold improvements	2,517	2,478
Equipment and other	982	980
Total premises, software and equipment, gross	60,828	58,966
Less: Accumulated depreciation and amortization	51,066	48,279
Total premises, software and equipment, net	$9,762	$10,687
Depreciation and amortization expense on premises, software, and equipment was $4.3 million, $3.7 million and $4.3 million for 2016, 2015 and 2014, respectively. Gains and losses on disposal of premises and equipment are included in other, net income on the Statement of Income. There were no material net realized gains (losses) on disposal of premises and equipment for 2016, 2015 or 2014.
Included in total depreciation and amortization expense is amortization expense on software of $3.7 million, $3.1 million and $3.7 million for 2016, 2015 and 2014, respectively. The unamortized software balance was $8.8 million and $9.5 million at December 31, 2016 and 2015, respectively.
During 2016 and 2015, the Bank capitalized $3.1 million and $3.6 million, respectively, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 0.26%, 0.04% and 0.03% during 2016, 2015 and 2014, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2016 and 2015.

	December 31,
(in thousands)	2016	2015
Interest-bearing:
Demand and overnight	$505,430	$635,468
Noninterest-bearing:
Demand and overnight	53,461	50,469
Total deposits	$558,891	$685,937
There were no outstanding term deposits as of December 31, 2016 and December 31, 2015.

Notes to Financial Statements (continued)

Note 14 – Consolidated Obligations

Consolidated obligations consist of consolidated bonds and consolidated discount notes. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. The Bank records as a liability its specific portion of consolidated obligations for which it is the primary obligor.
The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the OF. Consolidated bonds may be issued to raise short-, intermediate-, and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes generally sell at less than their face amount and are redeemed at par value when they mature.
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $989.3 billion and $905.2 billion at December 31, 2016 and 2015, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or ever have been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
General Terms.  Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that can use a variety of indices for interest rate resets such as, LIBOR, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.
These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2016 and 2015, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of December 31, 2016 and December 31, 2015.

	December 31,
(in thousands)	2016	2015
Par value of consolidated bonds:
Fixed-rate	$30,020,671	$31,945,658
Step-up	1,620,000	1,860,000
Floating-rate	35,155,000	14,650,000
Conversion bonds - fixed to floating	400,000	60,000
Total par value	67,195,671	48,515,658
Bond premiums	68,812	107,339
Bond discounts	(7,732)	(9,629)
Concession fees	(6,706)	(5,229)
Hedging adjustments	(94,014)	(7,386)
Total book value	$67,156,031	$48,600,753

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$45,660,600	0.77%	$26,814,155	0.68%
Due after 1 year through 2 years	8,767,580	1.16	8,753,810	1.21
Due after 2 years through 3 years	4,575,505	1.36	4,998,335	1.46
Due after 3 years through 4 years	2,225,710	1.74	2,017,720	1.84
Due after 4 years through 5 years	1,884,400	2.05	2,040,940	1.91
Thereafter	3,958,850	2.26	3,733,950	2.66
Index amortizing notes	123,026	4.74	156,748	4.73
Total par value	$67,195,671	1.02%	$48,515,658	1.12%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2016 and December 31, 2015 .

	December 31,
(in thousands)	2016	2015
Noncallable	$61,585,171	$41,462,658
Callable	5,610,500	7,053,000
Total par value	$67,195,671	$48,515,658

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2016 and December 31, 2015.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2016	2015
Due in 1 year or less	$50,586,100	$33,517,155
Due after 1 year through 2 years	8,482,580	7,778,810
Due after 2 years through 3 years	4,375,505	3,672,335
Due after 3 years through 4 years	1,649,210	1,202,720
Due after 4 years through 5 years	849,400	810,940
Thereafter	1,129,850	1,376,950
Index amortizing notes	123,026	156,748
Total par value	$67,195,671	$48,515,658

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2016 and December 31, 2015.

	December 31,
(dollars in thousands)	2016	2015
Book value	$28,500,341	$42,275,544
Par value	28,529,619	42,318,509
Weighted average interest rate (1)	0.51%	0.32%
Note:
(1) Represents an implied rate.

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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2016, 2015, or 2014. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2016, 2015, or 2014. The Bank had outstanding principal in AHP-related advances of $0.2 million and $1.4 million at December 31, 2016 and December 31, 2015, respectively. The Bank awards commitments that are disbursed over 24 to 36 months. The Bank has outstanding AHP commitments of $43.5 million, $38.5 million and $26.5 million as of December 31, 2016, 2015 and 2014, respectively.

The following table presents an analysis of the AHP payable for 2016, 2015, and 2014.

(in thousands)	2016	2015	2014
Balance, beginning of the year	$70,907	$55,997	$36,353
Assessments	28,924	28,519	28,437
Subsidy usage, net	(23,119)	(13,609)	(8,793)
Balance, end of the year	$76,712	$70,907	$55,997

Note 16 – Capital

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

Notes to Financial Statements (continued)

At December 31, 2016, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $3.4 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2016. The Bank had $0.3 billion and $3.2 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2015.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$907,515	$4,746,834	$820,621	$4,426,971
Total capital-to-asset ratio	4.0%	4.7%	4.0%	4.6%
Total regulatory capital	4,050,403	4,746,834	3,853,451	4,426,971
Leverage ratio	5.0%	7.0%	5.0%	6.9%
Leverage capital	5,063,004	7,120,252	4,816,814	6,640,456

When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 14, 2016, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2016. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2016.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2016 and December 31, 2015.

(dollars in thousands)	December 31, 2016
Member(1)	Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE	$873,834	23.2%
PNC Bank, N.A., Pittsburgh, PA	859,402	22.9
Ally Bank, Midvale, UT	577,404	15.4

(dollars in thousands)	December 31, 2015
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$881,552	24.9%
Santander Bank, N.A., Wilmington, DE	600,872	17.0
Chase Bank USA, N.A., Wilmington, DE	424,502	12.0
Ally Bank, Midvale, UT	391,287	11.0
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

At December 31, 2016 and December 31, 2015, the Bank had $5.2 million and $6.0 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during 2016, 2015 and 2014.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2016, 2015, and 2014.

(in thousands)	2016	2015	2014
Balance, beginning of the period	$6,053	$586	$40
Capital stock subject to mandatory redemption reclassified from capital	56,110	36,629	8,422
Redemption/repurchase of mandatorily redeemable stock	(56,947)	(31,162)	(7,876)
Balance, end of the period	$5,216	$6,053	$586

As of December 31, 2016, the total mandatorily redeemable capital stock reflected the balance for three institutions. Two institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2016 and December 31, 2015.

	December 31,
(in thousands)	2016	2015
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	419	—
Due after 3 years through 4 years	4,797	546
Due after 4 years through 5 years	—	5,507
Total	$5,216	$6,053

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At December 31, 2016, retained earnings were $986.2 million, including $771.7 million of unrestricted retained earnings and $214.5 million of RRE.

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

Notes to Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. Dividends paid in 2016, 2015, and 2014 were as follows in the table below. These dividends were based on stockholders' average balances for the previous quarter.

	Dividend - Annual Yield
	2016		2015		2014
	Membership	Activity	Membership	Activity
February	3.0%	5.0%	(1)	(1)	2.5%
April	2.0%	5.0%	3.0%	5.0%	4.0%
July	2.0%	5.0%	3.0%	5.0%	4.0%
October	2.0%	5.0%	3.0%	5.0%	4.0%
Note:
(1) The Bank did not differentiate dividends on activity and membership stock prior to April 2015. In February 2015, the Bank paid a quarterly dividend on all capital stock equal to an annual yield of 4.0%. In addition, the Bank paid a special dividend of 2.5%. This special dividend was based on average member capital stock for the full year of 2014.

In February 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for 2016, 2015 and 2014.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2013	$(32,481)	$77,642	$—	$287	$(1,108)	$44,340
Other comprehensive income (loss) before reclassification:
Net unrealized gains	64,941	13,896	—	—	—	78,837
Net change in fair value of OTTI securities	—	2,913	—	—	—	2,913
Amortization on hedging activities	—	—	—	(15)	—	(15)
Pension and post-retirement	—	—	—	—	(1,642)	(1,642)
December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433

December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433
Other comprehensive income (loss) before reclassification:
Net unrealized (losses)	(23,712)	(21,510)	—	—	—	(45,222)
Non-credit component of OTTI losses	—	—	(1,665)	—	—	(1,665)
Non-credit OTTI losses transferred	—	(1,665)	1,665	—	—	—
Net change in fair value of OTTI securities	—	1,185	—	—	—	1,185
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	509	—	—	—	509
Amortization on hedging activities	—	—	—	(25)	—	(25)
Pension and post-retirement	—	—	—	—	1,468	1,468
December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683

December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(10,292)	(4,788)	—	—	—	(15,080)
Net change in fair value of OTTI securities	—	303	—	—	—	303
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	(11,291)	(1,300)	—	—	—	(12,591)
Non-credit OTTI to credit OTTI	—	239	—	—	—	239
Amortization on hedging activities	—	—	—	(24)	—	(24)
Pension and post-retirement	—	—	—	—	(1,234)	(1,234)
December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296

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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2015. The Bank’s contributions to the Defined Benefit Plan during 2016 were less than 5% of total plan contributions during the plan year ended June 30, 2015. The Bank’s contributions to the Defined Benefit Plan during 2015 were less than 5% of total plan contributions during the plan year ended June 30, 2014.

(dollars in thousands)	2016		2015		2014
Net pension cost charged to compensation and benefit expense for the year ended December 31	$7,396		$4,687		$7,247
Defined Benefit Plan funded status as of July 1	104.1%	(a)	107.0%	(b)	111.4%
Bank’s funded status as of July 1	129.6%		126.7%		128.6%
(a) The Defined Benefit Plan’s funded status as of July 1, 2016 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2016 through March 15, 2017. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2018).
(b) The funded status disclosed was preliminary as the Form 5500 had not been filed when disclosed. The Bank did not update this preliminary funded status for final results.

Included in the net pension costs above are discretionary contributions of $7.0 million, $4.3 million and $6.9 million in 2016, 2015, and 2014, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $1.0 million, $1.2 million and $1.0 million for 2016, 2015 and 2014, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $8.5 million and $6.5 million at December 31, 2016 and 2015, respectively, and the Bank recognized operating expenses of $0.9 million, $0.2 million, and $0.6 million for 2016, 2015 and 2014, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a

Notes to Financial Statements (continued)

Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. See Note 4 - Trading Securities for additional information.

Post-retirement Health Benefit Plan.  The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 years or age 60 years with a minimum of ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $1.9 million at both December 31, 2016 and December 31, 2015.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $6.3 million and $5.2 million at December 31, 2016 and 2015, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 - AFS Securities for additional information.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” and amounts recognized in AOCI. In addition, the Bank recognized $1.3 million, $1.2 million, and $953 thousand in “Compensation and benefits” expense related to these two plans at December 31, 2016, 2015 and 2014, respectively.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2016	2015	2016	2015	2016	2015
Benefit obligations	$8,992	$6,673	$1,884	$1,876	$10,876	$8,549
Unrealized actuarial gains (losses) in AOCI	$(3,039)	$(1,799)	$523	$517	$(2,516)	$(1,282)

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
The following table includes significant outstanding related party member balances.

	December 31,
(in thousands)	2016	2015
Investments	$242,835	$176,345
Advances	60,916,692	54,610,238
Letters of credit (1)	6,236,508	8,245,423
MPF loans	880,877	1,052,569
Deposits	16,510	24,636
Capital stock	2,707,466	2,366,721

Notes to Financial Statements (continued)

Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2016	2015	2014
Interest income on investments	$3,512	$1,505	$938
Interest income on advances (1)	383,958	200,743	138,121
Interest income on MPF loans	52,185	64,002	80,674
Letters of credit fees	8,574	10,796	8,481
Prepayment fees on advances	8,370	—	13,787
Note:
(1) For 2016, 2015 and 2014, respectively, includes contractual interest income of $433.5 million, $341.5 million, and $319.5 million; net interest settlements on derivatives in fair value hedge relationships of $(52.1) million, $(139.8) million, and $(177.8) million; and total amortization of basis adjustments of $2.5 million, $(0.9) million, and $(3.6) million.

The following table includes the MPF activity of the related party members.

(in thousands)	2016	2015	2014
Total MPF loan volume purchased	$20,951	$8,756	$13,049

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2016	2015	2014
Servicing fee expense	$1,398	$1,147	$994

	December 31,
(in thousands)	2016	2015
Interest-bearing deposits maintained with FHLBank of Chicago	$5,909	$6,075

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For 2016, 2015 and 2014, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During 2014, the Bank was paid at fair value to assume the debt of FHLBank New York with a par value of $59.0 million and fair value of $65.6 million. During 2016 and 2015, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2016, 2015 and 2014.

Note 19– Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2016 and 2015. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

Notes to Financial Statements (continued)

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2016 and 2015 are presented in the table below.
Fair Value Summary Table

	December 31, 2016
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,587,605	$3,587,605	$—	$—	$—	$3,587,605
Interest-bearing deposits	5,909	—	5,909	—	—	5,909
Federal funds sold	3,222,000	—	3,221,945	—	—	3,221,945
Securities purchased under agreement to resell	2,000,000	—	1,999,962	—	—	1,999,962
Trading securities	395,247	7,092	388,155	—	—	395,247
AFS securities	9,038,081	2,000	8,362,105	673,976	—	9,038,081
HTM securities	2,566,135	—	2,182,254	394,728	—	2,576,982
Advances	76,808,704	—	76,843,531	—	—	76,843,531
Mortgage loans held for portfolio, net	3,390,727	—	3,403,217	—	—	3,403,217
BOB loans, net	12,276	—	—	12,276	—	12,276
Accrued interest receivable	124,247	—	124,247	—	—	124,247
Derivative assets	81,891	—	97,476	—	(15,585)	81,891
Liabilities:
Deposits	$558,891	$—	558,895	$—	$—	$558,895
Discount notes	28,500,341	—	28,499,258	—	—	28,499,258
Bonds	67,156,031	—	67,163,445	—	—	67,163,445
Mandatorily redeemable capital stock (1)	5,216	5,286	—	—	—	5,286
Accrued interest payable (1)	117,183	—	117,113	—	—	117,113
Derivative liabilities	14,010	—	200,904	—	(186,894)	14,010

Notes to Financial Statements (continued)

	December 31, 2015
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,376,964	$2,376,964	$—	$—	$—	$2,376,964
Interest-bearing deposits	6,075	—	6,075	—	—	6,075
Federal funds sold	3,980,000	—	3,979,884	—	—	3,979,884
Securities purchased under agreement to resell	1,000,000	—	999,984	—	—	999,984
Trading securities	394,737	5,442	389,295	—	—	394,737
AFS securities	8,099,894	1,998	7,265,988	831,908	—	8,099,894
HTM securities	2,663,304	—	2,171,206	512,865	—	2,684,071
Advances	74,504,776	—	74,434,577	—	—	74,434,577
Mortgage loans held for portfolio, net	3,086,855	—	3,219,846	—	—	3,219,846
BOB loans, net	11,276	—	—	11,276	—	11,276
Accrued interest receivable	107,345	—	107,345	—	—	107,345
Derivative assets	65,855	—	70,478	—	(4,623)	65,855
Liabilities:
Deposits	$685,937	$—	$685,951	$—	$—	$685,951
Discount notes	42,276,815	—	42,269,700	—	—	42,269,700
Bonds	48,605,982	—	48,660,776	—	—	48,660,776
Mandatorily redeemable capital stock (1)	6,053	6,130	—	—	—	6,130
Accrued interest payable (1)	92,765	—	92,688	—	—	92,688
Derivative liabilities	42,508	—	331,738	—	(289,230)	42,508
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2016 or 2015.

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

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2016 and December 31, 2015. These instruments’ maturity term is overnight.

Investment Securities – non-MBS. The Bank uses either the income or market approach to determine the estimated fair value of non-MBS investment securities.

For instruments that use the income approach, the significant inputs include a market-observable interest rate curve and a discount spread, if applicable. The market-observable interest rate curves and the related instrument types are as follows:

•	Treasury curve: U.S. Treasury obligations

•	LIBOR Swap curve: certificates of deposit

•	CO curve: GSE and other U.S. obligations

The Bank uses a market approach for its state and local agency bonds. The Bank obtains prices from two designated third-party vendors when available, and the default price is the average of the two prices obtained. Otherwise, the approach is generally consistent with the approach outlined below for Investment Securities - MBS.

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

As of December 31, 2016, four vendor prices were received for a majority of the Bank’s MBS holdings, and the final prices for nearly all of those securities were computed by averaging the four prices. Based on the Bank’s reviews of the pricing

Notes to Financial Statements (continued)

methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2016, the Bank classified private label MBS as Level 3.

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

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally its par value plus estimated dividends. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the FHLBank System’s cooperative structure.

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit’s carrying value and represents its fair value. The fair value of the Bank’s commitments to extend credit for advances and letters of credit was immaterial at December 31, 2016 and 2015.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at December 31, 2016 and 2015. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$388,155	$—	$—	$388,155
Mutual funds	7,092	—	—	—	7,092
Total trading securities	$7,092	$388,155	$—	$—	$395,247
AFS securities:
Non-MBS:
GSE and TVA obligations	$—	$3,183,193	$—	$—	$3,183,193
State or local agency obligations	—	236,412	—	—	236,412
Mutual funds	2,000	—	—	—	2,000
MBS:
Other U.S. obligations single family MBS	—	216,434	—	—	216,434
GSE single-family MBS	—	3,213,162	—	—	3,213,162
GSE multifamily MBS	—	1,512,904	—	—	1,512,904
Private label residential MBS	—	—	673,976	—	673,976
Total AFS securities	$2,000	$8,362,105	$673,976	$—	$9,038,081
Derivative assets:
Interest rate related	$—	$97,450	$—	$(15,585)	$81,865
Mortgage delivery commitments	—	26	—	—	26
Total derivative assets	$—	$97,476	$—	$(15,585)	$81,891
Total recurring assets at fair value	$9,092	$8,847,736	$673,976	$(15,585)	$9,515,219
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$200,806	$—	$(186,894)	$13,912
Mortgage delivery commitments	—	98	—	—	98
Total recurring liabilities at fair value (2)	$—	$200,904	$—	$(186,894)	$14,010
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$13,359	$—	$13,359
Real estate owned (3)	—	—	6,475	—	6,475
Total non-recurring assets at fair value	$—	$—	$19,834	$—	$19,834

Notes to Financial Statements (continued)

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$389,295	$—	$—	$389,295
Mutual funds	5,442	—	—	—	5,442
Total trading securities	$5,442	$389,295	$—	$—	$394,737
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,469,205	$—	$—	$3,469,205
State or local agency obligations	—	134,120	—	—	134,120
Mutual funds	1,998	—	—	—	1,998
MBS:
Other U.S. obligations single family MBS	—	268,536	—	—	268,536
GSE single family MBS	—	2,383,630	—	—	2,383,630
GSE multifamily MBS	—	1,010,497	—	—	1,010,497
Private label MBS:
Private label residential MBS	—	—	822,740	—	822,740
HELOCs	—	—	9,168	—	9,168
Total AFS securities	$1,998	$7,265,988	$831,908	$—	$8,099,894
Derivative assets:
Interest rate related	$—	$70,225	$—	$(4,623)	$65,602
Mortgage delivery commitments	—	253	—	—	253
Total derivative assets	$—	$70,478	$—	$(4,623)	$65,855
Total recurring assets at fair value	$7,440	$7,725,761	$831,908	$(4,623)	$8,560,486
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$331,738	$—	$(289,230)	$42,508
Total recurring liabilities at fair value (2)	$—	$331,738	$—	$(289,230)	$42,508
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (3)	$—	$—	$32,294	$—	$32,294
Real estate owned (3)	—	—	8,175	—	8,175
Total non-recurring assets at fair value	$—	$—	$40,469	$—	$40,469
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

There were no transfers between Levels 1 or 2 during 2016, 2015, or 2014.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3)  for the years ended December 31, 2016, 2015 and 2014. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during 2016 or 2014. During 2015, the Bank transferred three private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded.

	AFS Private Label MBS-Residential Year Ended December 31, 2016	AFS Private Label MBS- HELOCs Year Ended December 31, 2016
Balance, beginning of period	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	(117)	1,417
Accretion of credit losses in interest income	18,566	203
Net OTTI losses, credit portion	(239)	—
Net unrealized gains on AFS in OCI	29	—
Reclassification of non-credit portion included in net income	356	(1,417)
Net change in fair value on OTTI AFS in OCI	303	—
Unrealized (losses) on OTTI AFS in OCI	(4,609)	(179)
Purchases, issuances, sales, and settlements:
Sales	(8,609)	(8,510)
Settlements	(154,444)	(682)
Balance at December 31	$673,976	$—
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2016	$18,327	$—

	AFS Private Label MBS-Residential Year Ended December 31, 2015	AFS Private Label MBS-HELOCs Year Ended December 31, 2015
Balance, beginning of period	$971,083	$11,699
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	18,479	1,382
Net OTTI losses, credit portion	(894)	—
Net unrealized (losses) on AFS in OCI	(46)	—
Reclassification of non-credit portion included in net income	509	—
Net change in fair value on OTTI AFS in OCI	1,185	—
Unrealized (losses) on OTTI AFS in OCI	(20,651)	(859)
Purchases, issuances, sales, and settlements:
Settlements	(157,211)	(3,054)
Transfer of OTTI securities from HTM to AFS	10,286	—
Balance at December 31	$822,740	$9,168
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2015	$17,585	$1,382

Notes to Financial Statements (continued)

	AFS Private Label MBS-Residential Year Ended December 31, 2014	AFS Private Label MBS-HELOCs Year Ended December 31, 2014
Balance, beginning of period	$1,123,624	$14,428
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	12,864	1,415
Net unrealized (losses) on AFS in OCI	(127)	—
Net change in fair value on OTTI AFS in OCI	2,804	109
Unrealized gains on OTTI AFS in OCI	14,298	(402)
Purchases, issuances, sales, and settlements:
Settlements	(182,380)	(3,851)
Balance at December 31	$971,083	$11,699
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2014	$12,864	$1,415

Note 20 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2016			December 31, 2015
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$19,736,792	$—	$19,736,792	$20,171,604
Commitments to fund additional advances and BOB loans	158,167	—	158,167	480,634
Commitments to fund or purchase mortgage loans	15,450	—	15,450	9,950
Unsettled consolidated obligation bonds, at par	2,015,000	—	2,015,000	261,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $467.0 million and $136.4 million at December 31, 2016 and 2015, respectively.
(2) Letters of credit in the amount of $7.0 billion and $5.5 billion at December 31, 2016 and 2015, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.0 million and $5.7 million as of December 31, 2016 and 2015, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2016 and 2015. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.1 billion and $7.4 billion at December 31, 2016 and 2015 respectively.

Notes to Financial Statements (continued)

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

Lease Commitments. The Bank charged to operating expense net rental costs of $2.1 million for each of the years 2016, 2015, and 2014. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank. The table below presents the future minimum rentals for operating leases as of December 31, 2016.

December 31, 2016
(in thousands)	Premises and Equipment
2017	$2,014
2018	1,903
2019	1,878
2020	1,911
2021	1,928
Thereafter	6,624
Total	$16,258

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

Notes 1, 8, 11, 14, 15, 16 and 18 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. 1427 and 12 C.F.R. 1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Boards are not permitted to nominate or elect Member Directors. Specifically, institutions, which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held), are entitled to participate in the election process. With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2016, the Bank included a statement in its nomination announcement that the Board had identified the need for Board leadership continuity and that candidate diversity should be considered by members when nominating candidates for Member Directorships. In 2015, 2014 and 2013, the Bank followed this same process and included statements on the skill needs identified by the Board in each year and that diversity should be considered by members when nominating candidates for Member Directorships as well.

As a result of the merger of Mr. Ward’s institution with a Delaware institution, Mr. Ward resigned from the Board in 2016 as a Pennsylvania Member Director. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board was required to elect an individual to fill the vacant seat for the remainder of the term. The Bank’s Board elected Mr. James R. Reske, Executive Vice President, Chief Financial Officer and Treasurer of First Commonwealth Bank effective September 1, 2016.

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

In 2016, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity and Board leadership continuity. Prior to finalizing the Independent Director nominee slate, the Bank’s Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2016, the Bank’s Board selected incumbent directors Patrick A. Bond and Brian A. Hudson based on a determination that they met the required regulatory qualifications (financial management). Messrs. Bond and Hudson also meet the qualifications to serve as public interest directors and were designated as public interest directors as well.

Additionally, in 2016, as a result of Angela J. Yochem’s resignation from the Board, there was a vacancy created for the remainder of her term ending December 31, 2017. The Bank’s Board identified the need to replace Ms. Yochem’s information technology expertise. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board elected Thomas H. Murphy, CIO of University of Pennsylvania.

In 2015, the Bank’s Board selected incumbent directors John K. Darr and Pamela Godwin as Independent director nominees, based on a determination that they met the required regulatory qualifications (financial management experience). Additionally, Mr. Darr met the identified need for hedging/derivatives experience and Ms. Godwin met the identified need for insurance company experience.

In 2014, the Bank’s Board selected Glenn R. Brooks as the public interest Independent Director nominee, based on a determination that he met the required regulatory qualifications for a public interest director described above. Mr. Brooks was elected to the Bank’s Board in 2014 (for a term beginning January 2015).

In 2013, the Bank’s Board selected Mr. Cortés as the Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., public interest director) described above.

2016 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2016 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2016 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2016 designated by the Finance Agency.

In 2016, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Pennsylvania Member Directors elected were: Brendan J. McGill and James R. Biery. The Independent Directors re-elected were Mr. Bond and Mr. Hudson. Information about the results of the 2016 Member and Independent Director elections, including the votes cast, was reported in Form 8-K filed on November 14, 2016, included as Exhibit 22.1 to this Form 10-K.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2017) regarding each of the Directors serving on the Bank’s Board, beginning on January 1, 2017. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Patrick A. Bond (Independent) *	67	2007	2020	(a)(b)(c)(d)(e)(f)(g)(h)
John K. Darr (Vice Chair) (Independent) *	72	2008	2019	(a)(b)(c)(d)(e)(f)(g)(h)
Pamela C. Asbury (Member) ****	52	2015	2019	(d)(e)(h)
James R. Biery (Member)	68	2017	2020	(c)(e)(h)
Glenn R. Brooks (Independent)	53	2015	2018	(a)(d)(h)
Rev. Luis A. Cortés, Jr. (Independent) **	59	2007	2017	(a)(d)(g)(h)
Pamela H. Godwin (Independent)	67	2013	2019	(c)(f)(g)(h)
Brian A. Hudson (Independent)	62	2007	2020	(a)(b)(g)(h)
William C. Marsh (Member)	50	2012	2019	(d)(e)(h)
Brendan J. McGill (Member)	48	2017	2020	(d)(f)(h)
Charlotte B. McLaughlin (Member)	63	2011	2018	(b)(f)(g)(h)
Lynda A. Messick (Member) ***	64	2011	2018	(a)(c)(g)(h)
Thomas H. Murphy (Independent) *****	54	2016	2017	(c)(e)(h)
Charles J. Nugent (Member)	68	2010	2017	(b)(e)(g)(h)
Gerald P. Plush (Member)	58	2016	2019	(b)(f)(h)
James R. Reske (Member) ******	53	2016	2017	(a)(b)(h)
Bradford E. Ritchie (Member)	49	2011	2018	(c)(f)(h)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources and OMWI Committee
(g) Member of Executive Committee
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole.

* Serves on the Executive and ERM Committees and as a nonvoting ex-officio member of other committees.
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
***** Pursuant to Finance Agency Regulation, Mr. Murphy was elected by the Bank’s Board effective November 14, 2016 to fill a seat vacated by Ms. Yochem for a term ending December 31, 2017, as reported on Form 8-K filed by the Bank on November 14, 2016.
****** Pursuant to Finance Agency Regulation, Mr. Reske was elected by the Bank’s Board effective September 1, 2016 to fill a seat vacated by Mr. Ward for a term ending December 31, 2017, as reported on Form 8-K filed by the Bank on September 7, 2016.

Patrick A. Bond (Chair). Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a Board Member of the West Virginia Symphony Orchestra, Treasurer of the Board of Charleston Area Alliance, Chairman of the Board of Directors of Mid-Atlantic Holdings, Board Member of Troy, LLC, and a former member of the Bank’s Affordable Housing Advisory Council.

John K. Darr (Vice Chair). John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks’ Office of Finance at the end of 2007 where he served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System’s Combined Financial Statement and was intimately involved in the FHLBank System’s SEC Registration process. Mr. Darr has a total of 46 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. In addition to his service on the Board of FHLBank Pittsburgh, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves as a Director of two non-profit entities, including Meals on Wheels, Lewes/Rehoboth and the West Rehoboth Land Trust.

Pamela C. Asbury. Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 30 years of experience in the insurance industry. She is an active member of insurance industry committees including the American Council of Life Insurers and has served as past chair of the LOMA Group Pension and Investment Products Committee and as a member of the Stable Value Investment Association. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business and is a certified Six Sigma Black Belt under the GE Capital Project Management Program.

James R. Biery. James Biery joined the Board of Directors of the Bank in January 2017. Mr. Biery is Director of DNB First, NA where he currently is Chairman of the Benefits & Compensation, Audit, and Nominating & Corporate Governance Committees. Mr. Biery is the former President and CEO of the Pennsylvania Bankers Association (PBA), a position he held for the last 22 years of his 37-year tenure at the PBA which ended in November 2013. Mr. Biery is Chairman of the Pennsylvania Banking and Securities Commission. Mr. Biery chaired the Pennsylvania Department of Banking Transition Team under Governor Corbett and currently serves as a Board Member of the Pennsylvania Public School Employees Retirement System. Mr. Biery is Treasurer and Partner of Tri-County Investors. Mr. Biery is past Chairman of the State Association Division of the American Bankers Association, former Board member for Silver Spring Township Authority and the Eagle Foundation of the Cumberland Valley School District. Mr. Biery graduated from Lebanon Valley College and received a Masters in Governmental Administration from the Wharton Graduate School at the University of Pennsylvania.

Glenn R. Brooks. Glenn Brooks joined the Board of Directors of the Bank in January 2015. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based home-building, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for promoting, directing, and overseeing the expansion and growth of the Weiner organization’s development activities and is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and currently serves on the church’s Finance and Steering Team. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. He holds a Bachelor of Business Degree from the College of William & Mary in Virginia.

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

Brendan J. McGill. Brendan McGill joined the Board of Directors of the Bank in January 2017. Mr. McGill is President and Chief Operating Officer of Harleysville Savings Bank. Mr. McGill has served as a Director and President of Harleysville Savings Financial Corporation since September 2014 and as Chief Operating Officer since June 2010. Previously, Mr. McGill served as Executive Vice President and Chief Financial Officer from May 2009 until September 2014. From February 2000 until May 2009, Mr. McGill served as the company’s Senior Vice President, Treasurer and Chief Financial Officer. Mr. McGill joined the Harleysville Savings Bank in September 1999 as Senior Vice President, Chief Financial Officer and Treasurer.

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

Thomas H. Murphy. Thomas Murphy joined the Board of Directors of the Bank in November 2016. He is the Chief Information Officer (CIO) at the University of Pennsylvania, where he is responsible for the central IT organization, information systems and computing. He has been the CIO at the University of Pennsylvania since 2013. From 2004 through 2012, Mr. Murphy was the Senior Vice President and Global CIO for AmerisourceBergen, a provider of pharmaceutical and healthcare services. He joined AmerisourceBergen from Royal Caribbean Cruise Lines where he also held the title of Global CIO. Mr. Murphy is the Chairperson of the Chief Information Security Officer (CISO) coalition, co-founder and Board Member of the Technology Business Management Council, and is on the National Leadership Board of the Professional Development Academy.

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

James R. Reske. James Reske joined the Board of Directors of the Bank in September 2016. Mr. Reske joined First Commonwealth Financial Corporation in April 2014 and is Executive Vice President, Chief Financial Officer and Treasurer of First Commonwealth Bank. Prior to joining First Commonwealth, Mr. Reske served as Executive Vice President, Chief Financial Officer, and Treasurer at United Community Financial Corporation in Youngstown, Ohio from 2008 until 2014. Mr. Reske's financial services career includes investment banking roles within the financial institutions groups at Keybanc Capital Markets, Inc. in Cleveland, Ohio and at Morgan Stanley & Company in New York. Mr. Reske also provided expertise and counsel to financial institutions and other organizations on mergers and acquisitions and capital markets activities as an attorney at Wachtell, Lipton, Rosen & Katz, as well as at Sullivan & Cromwell. Earlier in his career, Mr. Reske worked at the Board of Governors of the Federal Reserve System in Washington, D.C. and at the Federal Reserve Bank of Boston.

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

As of February 28, 2017, the Audit Committee was composed of Messrs. Hudson (Chair), Brooks, (Vice Chair), Rev. Cortés, Ms. Messick and Mr. Reske. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson and Reske and Ms. Messick are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson and Reske and Ms. Messick are not independent; Mr. Brooks and Mr. Cortés is each independent under that definition. Messrs. Hudson, Brooks, Cortés, Reske and Ms. Messick are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2017) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	62	President and Chief Executive Officer
Kristina K. Williams	52	Chief Operating Officer
John P. Cassidy	53	Chief Information Officer
David G. Paulson	52	Chief Financial Officer
Michael A. Rizzo	55	Chief Risk Officer
Dana A. Yealy	57	General Counsel and Corporate Secretary
Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer effective January 1, 2011. Previously, he was Chief Operating Officer, a position that he assumed in November 2009. Prior to joining the Bank, Mr. Watson worked at J.P. Morgan for 24 years in a variety of capital markets and financial institution roles most recently as Managing Director in its Asia Pacific investment banking business. Earlier, Mr. Watson led the building of the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises. Mr. Watson serves as a director of the Office of Finance of the Federal Home Loan Banks and the Pentegra Defined Benefit Plan. He is involved in the community as a board member of the Pittsburgh Ballet Theater, the Neighborhood Academy, the Pittsburgh Symphony Orchestra, Economics Pennsylvania and the Pennsylvania Economy League of Greater Pittsburgh. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.
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

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, and those individuals who perform similar functions. A copy of the code of ethics, referred to as the Code of Conduct, is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. Any amendments to the Bank’s Code of Conduct are posted to the Bank’s public website.

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

2016 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2016, the Bank's CEO and other Executives were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks; and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets. The peer group data was collected and analyzed by the Bank’s compensation consultant, McLagan, an Aon Hewitt company. For certain positions, when considering data from the larger peer group companies, and with input from McLagan, applicable job specific benchmarks for the Bank’s CEO and other Executives were identified, as they were determined to be market comparable and represented realistic employment opportunities. Typically, the identified positions at the larger peer group institutions were at a lower level than the comparative Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies). The Bank targets the median total compensation for the benchmarked positions. See the table below setting forth the peer companies used in benchmarking both base salary and incentive compensation. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits for the CEO and other Executives together provide a competitive compensation package.

For 2016, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans and recognizes the need to minimize risk in connection with any incentive plan. The performance goals under the incentive compensation plans are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts upon future Bank performance. Details regarding the 2016 incentive compensation goals are discussed below.

As discussed above, for 2016, for the CEO and other Executives, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review. This review included the following three peer groups.

1.	The commercial bank peer group (using a “Divisional Head” benchmark) included the following firms:

ABN AMRO	DVB Bank	Nord/LB
AIB	DZ Bank	Nordea Bank
Ally Financial Inc.	East West Bancorp	OCBC Bank
Associated Bank	Espirito Santo Investment	People’s United Bank
Australia & New Zealand Banking Group	Fannie Mae	PNC Bank
Banco Bilbao Vizcaya Argentaria	Fifth Third Bank	Rabobank
Banco Hapoalim	First Citizens Bank	Regions Financial Corporation
Bank of America	First Niagara	Royal Bank of Canada
Bank of Ireland Corporate Banking	Freddie Mac	Royal Bank of Scotland Group
Bank of the West	Haitong	Santander Bank, NA
Bayerische Landesbank	Hancock Bank	Siemens Financial Services
BBVA Compass	HSBC	Societe Generale
BMO Financial Group	Huntington Bancshares, Inc.	Standard Chartered Bank
BNP Paribas	ING	State Street Bank & Trust Company
BOK Financial Corporation	Investors Bancorp, Inc.	SunTrust Banks
Branch Banking & Trust Co.	JP Morgan	SVB Financial Group
Capital One	KBC Bank	Synovus
CIBC World Markets	KeyCorp	TD Ameritrade
Citigroup	Landesbank Baden-Wuerttemberg	TD Securities
Citizens Financial Group	Lloyds Banking Group	The Bank of New York Mellon
City National Bank	M&T Bank Corporation	The Bank of Nova Scotia
Comerica	Macquarie Bank	The CIT Group
Commerce Bank	Mizuho Bank	The Northern Trust Corporation
Commerzbank	Mizuho Capital Markets	U.S. Bancorp
Commonwealth Bank of Australia	Mizuho Trust & Banking Co. (USA)	Umpqua Holding Corporation
Credit Agricole CIB	MUFG Securities	UniCredit
Credit Industriel et Commercial	MUFG Union Bank	Webster Bank
Cullen Frost Bankers, Inc.	National Australia Bank	Wells Fargo Bank
DBS Bank	Natixis	Westpac Banking Corporation
DnB Bank	Nomura Securities	Zions Bancorporation

2.	The Federal Home Loan Bank peer group included all of the other Federal Home Loan Banks.

3.	The CEO and other Executives’ benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets included the following firms:

BancorpSouth Inc.
Bank of Hawaii Corp.
F.N.B. Corp.
Fulton Financial Corp.
Hilltop Holdings Inc.
IBERIABANK Corp.
International Bancshares Corp.
MB Financial Inc.
Old National Bancorp
PrivateBancorp Inc.
Sterling Bancorp
Texas Capital Bancshares Inc.
Trustmark Corp.
UMB Financial Corp.
United Bankshares Inc.
Washington Federal Inc.
Western Alliance Bancorp

Human Resources and Office of Minority and Women Inclusion (OMWI) Committee's Role and Responsibilities

The Human Resources and OMWI Committee of the Board is responsible for the establishment and oversight of the CEO's compensation and oversight of other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

Additionally, the Human Resources and OMWI Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank's Human Resources Department (HR Department), to assist in performing its duties regarding the CEO's and other Executives' compensation.

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

The Finance Agency has established the following standards against which it will evaluate the compensation of each FHLBank executive: (1) each individual executive's compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of incentive-based compensation should be tied to longer-term performance indicators; and (4) the Board should promote accountability and transparency with respect to the process of setting compensation.

Determining the CEO's Cash Compensation

For 2016, the Human Resources and OMWI Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. Based on this analysis, Mr. Watson’s 2016 base salary was $775,753.

Determining Other Executives' Cash Compensation

In 2016, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources and OMWI Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives.

Effective January 1, 2016, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2016 Executive Officer Incentive Compensation Plan (2016 Plan). The 2016 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2016 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	60%	75%	100%
COO	55%	70%	85%
CFO	50%	65%	80%
Other NEOs	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2016 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2016 current awards and deferred incentive award installments would be paid under the 2016 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2016 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2016 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.12.2 to the 2015 Form 10-K for the full terms of the 2016 Plan.

2017 Executive Officer Incentive Compensation Plan (2017 Plan). The 2017 Plan is identical to the 2016 Plan noted above. Following December 31, 2017, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2017 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2017 current awards and deferred incentive award installments would be paid under the 2017 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2018
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2019
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2020
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2021
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2017 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2017” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2017 Plan are the same as set forth in the 2016 Plan described above. See Exhibit 10.12.3 to this Form 10-K for the full terms of the 2017 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2016.

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

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified, multi-employer defined-benefit retirement plan. The Pentegra Defined Benefit Plan is a funded, noncontributory plan that covers all eligible employees. For all employees hired prior to January 1, 2008, benefits under the plan are based upon a 2% accrual rate, the employees' years of benefit service and the average annual salary for the three consecutive years of highest salary during benefit service. The regular form of retirement benefits provides a single life annuity, with a guaranteed minimum 12-year payment. A lump-sum payment and other additional payment options are also available. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

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

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit

Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $265 thousand for 2016.

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

Years of service:	Bank match:
During the 2nd and 3rd years of employment	100% match up to 3% of employee's base salary
During the 4th and 5th years of employment	150% match up to 3% of employee's base salary
Upon completion of five or more years of employment	200% match up to 3% of employee's base salary

In addition to the Thrift Plan, the CEO and other Executives are also eligible to participate in the Supplemental Thrift Plan, an unfunded nonqualified defined contribution plan that, in many respects, mirrors the Thrift Plan. The Supplemental Thrift Plan ensures, among other things, that the CEO and other Executives whose benefits under the Thrift Plan would otherwise be restricted by certain provisions of the IRC or limitations in the Thrift Plan are able to make elective pretax deferrals and receive the Bank matching contributions on those deferrals. In addition, the Supplemental Thrift Plan permits deferrals of Bank matching contributions on the current portion of the incentive compensation awards, subject to the limits on deferrals of compensation under the Supplemental Thrift Plan. Effective January 1, 2015, upon amendment of the Supplemental Thrift Plan, participants are permitted to elect to defer a portion of their incentive awards to this Plan as well. Any such awards which are deferred to the Supplemental Thrift Plan are subject to a separate payment election.

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

The terms of the Supplemental Thrift Plan generally provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources and OMWI Committee, and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

The current incentive award portion of any incentive compensation award for the CEO and other Executives is eligible for a Bank matching contribution under the Supplemental Thrift Plan; any incentive award installments further deferred to the Plan are not eligible for a Bank matching contribution. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Rabbi Trust Arrangements

The Bank has established Rabbi trusts to partially help secure benefits under both the SERP and Supplemental Thrift Plan. See the Pension Benefits Table and Nonqualified Deferred Compensation Table and narratives below for more information.

Additional Retirement Benefits

The Bank offers post-retirement medical benefit dollars in the form of a Health Reimbursement Account (HRA) for retirees and their spouses age 65 and older. HRA dollars can be used to purchase individual healthcare coverage and other eligible out-of-pocket healthcare expenses.

Severance Policy (excluding Change-in-Control)

The Bank provides severance benefits to the CEO and other Executives. These benefits reflect the potential difficulty employees may encounter in their search for comparable employment within a short period of time. The Board determined that such severance arrangements are a common practice in the marketplace.

The Bank's severance policy is designed to help bridge this gap in employment. The policy provides the following for other Executives:

•	Four weeks' base salary continuation per year of service, with a minimum of 26 weeks and a maximum of 52 weeks;

•	Taxable compensation in the amount equivalent to the amount the Bank pays for medical coverage for its active employees for the length of the salary continuation; and

•	Individualized outplacement service for a maximum of 12 months.

The Board provided a separate severance agreement as part of the employment offer for the CEO. It is the same as above except that it provides for severance in the amount of 12 months of salary which is more fully described in the Post-Termination Compensation Table below.

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

Benefits under the CIC agreement for the CEO and other Executives are as follows:

•	2.99 times base salary (CEO); two times base salary (other Executives);

•
For the CEO, a payment of 2.99 times target incentive award opportunity in the year of termination, a pro-rated incentive payment in the year of termination and a payment equal to the additional benefit that the CEO would have received under the Bank’s qualified and nonqualified retirement plans calculated as if the CEO had three additional years of both age and service at the time of separation from the Bank;

•
For the other Executives, a payment of two times target incentive award opportunity in the year of termination, a pro-rated incentive payment in the year of termination and a payment equal to the additional benefit that the other Executives would have received under the Bank’s qualified and nonqualified retirement plans calculated as if the other Executive had two additional years of both age and service at the time of separation from the Bank;

•	An amount equal to three (CEO) or two (other Executives) times six percent of the Executive’s annual compensation (as defined in the Supplemental Thrift Plan) at the time of separation from the Bank;

•	Taxable compensation equivalent to the Bank’s monthly contribution to its active employees’ medical plan coverage for the benefits continuation period of 18 months; and

•	Individualized outplacement service for a maximum of 12 months and financial planning.

See Exhibit 10.9.1 to the Bank’s second quarter 2016 Form 10-Q for details regarding the change-in-control agreements.

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2016 and there are no current Interlocks. With respect to Directors Godwin, McLaughlin, McGill, Plush and Ritchie, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K and for information regarding transactions with PNC Bank, N.A., and Santander Bank, N.A., respectively, which were approved under the Bank's Related Person Transaction Policy.

The Human Resources and OMWI Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources and OMWI Committee has recommended to the Board that the CD&A be included in the Bank’s 2016 Form 10-K.

The Human Resources and OMWI Committee of the Board of Directors

Ms. Pamela H. Godwin            Chair
Ms. Charlotte B. McLaughlin        Vice-Chair
Mr. Brenden J. McGill
Mr. Gerald P. Plush
Mr. Bradford E. Ritchie

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2016	$775,753	$—	$753,061	$360,000	$68,737	$1,957,551
	2015	725,003	—	738,723	249,000	73,137	1,785,863
	2014	694,980	—	578,406	335,000	62,394	1,670,780
Kristina K. Williams (2) Chief Operating Officer	2016	$489,781	$—	$379,394	$276,000	$43,561	$1,188,736
	2015	466,458	—	343,849	110,000	39,834	960,141
	2014	448,518	—	260,658	476,000	39,227	1,224,403
David G. Paulson (3) Chief Financial Officer	2016	$385,081	$—	$258,164	$109,000	$30,787	$783,032
	2015	327,450	—	194,148	46,000	24,781	592,379
	2014	292,956	—	125,260	83,000	23,679	524,895
Michael A. Rizzo (4) Chief Risk Officer	2016	$365,878	$—	$228,359	$109,000	$28,267	$731,504
	2015	322,644	—	206,414	52,000	24,525	605,583
	2014	313,246	—	155,800	114,000	25,732	608,778
Dana A. Yealy (5) General Counsel	2016	$347,139	$—	$215,805	$419,000	$27,046	$1,008,990
	2015	306,120	—	193,520	141,000	23,168	663,808
	2014	291,542	—	144,426	802,000	23,827	1,261,795
Notes:

(1)
For 2016, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2016 performance against goals as set forth below as well as deferred incentive earned in 2016 under the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $68,295 and the remainder is insurance premium contributions. For 2015, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $62,655 and the remainder is in insurance premium contributions, parking, spouse travel and mileage. For 2014, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $61,949 and the remainder is insurance premium contributions.

(2)
For 2016, Ms. William’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2016 performance against goals as set forth below as well as deferred incentive earned in 2016 under the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $39,882 and the remainder is insurance premium contributions. For 2015, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $36,678 and the remainder is insurance premium contributions. For 2014, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $36,614 and the remainder is insurance premium contributions.

(3)
For 2016, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2016 performance against goals as set forth below as well as deferred incentive earned in 2016 under the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $30,764 and the remainder is insurance premium contributions. For 2015, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as the deferred incentive earned under the Key Employee Plan and in the 2013 and 2014 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,754 and the remainder is insurance premium contributions. In 2014, Mr. Paulson became the Bank’s principal financial officer as of September 1 with the CAO reporting to him. At that time, Mr. Paulson also received a base pay increase that was subject to non-objection by the Finance Agency. For 2014, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as the deferred incentive earned in 2012 under the Key Employee Plan and in 2013 under the Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,652 and the remainder is insurance premium contributions.

(4)
For 2016, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2016 performance against goals as set forth below as well as deferred incentive earned in 2016 under the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $28,244 and the remainder is insurance premium contributions. For 2015, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as the deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $24,498 and the remainder is insurance premium contributions. For 2014, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as the deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $25,705 and the remainder is insurance premium contributions.

(5)
For 2016, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on the 2016 performance against goals as set forth below as well as deferred incentive earned in 2016 under the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $27,023 and the remainder is insurance premium contributions. For 2015, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as the deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,141 and the remainder is insurance premium contributions. For 2014, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2014 Form 10-K as well as the deferred incentive earned in the 2012 and 2013 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,800 and the remainder is insurance premium contributions.

(6)
The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers.

Non-Equity Incentive Plan Compensation

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

A.
Increase member use of core products by year-end 2016. Core products include: Advances, MPF, letters of credit, safekeeping and four community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door and the West Virginia Flood Relief Program) (30% weighting);

B.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (40% weighting) (35% CRO weighting);

C.	KRI performance (10% weighting) (15% CRO weighting);

D.	Peer operating expense scorecard - basket of four metrics (10% weighting);

E.	Strengthen employee engagement and diversity and inclusion (10% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2016 GAAP net income	$ 260,017
Adjustments:
Advance prepayment fees	$ 22,773
Mortgage delivery commitments	(10,800)
Earnings at risk (EaR) and unrealized gain/loss on securities	(1,920)
Legal settlements	545
Derivative ineffectiveness	(7,892)
Subtotal - adjustments	$ 2,706
AHP	(270)
Adjusted earnings	$ 257,581

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2016 Plan.

			To Achieve:				Payout % (2)
Goal (1)	Other NEO Weighting	CRO Weighting	Threshold Payout	Target Payout	Maximum Payout	2016 Results	CEO	COO	CFO	CRO	Other NEOs
A	30%	30%	662	695	750	727	26.86%	23.62%	22.11%	19.12%	19.12%
B	40%	35%	405	480	530	516 bps	37.20%	32.32%	30.32%	23.03%	26.32%
C	10%	15%	6 of 9	7 of 9	All	8.25	9.06%	7.94%	7.44%	9.66%	6.44%
D	10%	10%	Rank 8	Rank 6	Rank 2	Rank 1	10.00%	8.50%	8.00%	7.00%	7.00%
E	10%	10%	1 of 4	2 of 4	3 of 4	3	10.00%	8.50%	8.00%	7.00%	7.00%
Total Payout							93.12%	80.88%	75.87%	65.81%	65.88%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2016 Plan which is Exhibit 10.12.2 to the Bank’s 2015 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2016 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $(2)	2016 actual incentive payout (A)	2015 deferred incentive $ (B) (4)	2014 deferred incentive $ (C) (5)	2013 deferred incentive $ (D) (6)	Total incentive payout (3)
Winthrop Watson	$775,753	100%	$775,753	$361,214	$151,043	$117,054	$123,750	$753,061
Kristina K. Williams	$489,781	85%	$416,314	$198,057	$72,884	$53,107	$55,346	$379,394
David G. Paulson	$385,081	80%	$308,065	$146,091	$51,164	$31,208	$29,701	$258,164
Michael A. Rizzo	$365,878	70%	$256,115	$120,382	$43,691	$31,405	$32,881	$228,359
Dana A. Yealy	$347,139	70%	$242,997	$114,340	$41,454	$29,175	$30,836	$215,805
Notes:
(1) Base salary in effect on December 31, 2016 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2016 in 2017 (see column A) and the remaining amount will be deferred and contingently payable in 2018, 2019 and 2020.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D).
(4) Based on the provisions of the 2015 Executive Officer Incentive Compensation Plan, the deferral amount from the 2015 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.
(5) Based on the provisions of the 2014 Executive Officer Incentive Compensation Plan, the deferral amount from the 2014 plan year includes a 10% increase since the deferral criteria were met at the maximum level payout.
(6) Based on the provisions of the 2013 Executive Officer Incentive Compensation Plan, the deferral amount from the 2013 plan year includes a 10% increase since the deferral criteria were met at the maximum level payout.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2016 distributable under the 2013, 2014, 2015 and 2016 plans.

Name and Principal Position	Amount Distributable in 2017	Amount Distributable in 2018	Amount Distributable in 2019	Amount Distributable in 2020	Total(1)(2)
Winthrop Watson President and CEO	$391,847	$418,603	$301,549	$150,506	$1,262,505
Kristina K. Williams Chief Operating Officer	$181,337	$208,515	$155,408	$82,524	$627,783
David G. Paulson Chief Financial Officer	$112,072	$143,243	$112,035	$60,871	$428,222
Michael A. Rizzo Chief Risk Officer	$107,976	$125,255	$93,850	$50,159	$377,240
Dana A. Yealy General Counsel	$101,465	$118,271	$89,096	$47,642	$356,473
Notes:
(1) Based on the provisions of the 2015 and 2016 Executive Officer Incentive Compensation Plans, the deferral amount from the 2015 and 2016 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.
(2) Based on the provisions of the 2013 and 2014 Executive Officer Incentive Compensation Plans, the deferral amount from the 2013 and 2014 plan years includes a 10% increase since the deferral criteria were assumed to have been met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $265 thousand for 2016. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2015 and December 31, 2016. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2015, 50% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2015) and 50% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2015. As of December 31, 2016, 55% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2016) and 45% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2016. The interest rates used are 4.34% as of December 31, 2015 and 4.14% as of December 31, 2016. The difference between the present value of the December 31, 2016 accrued benefit and the present value of the December 31, 2015 accrued benefit is the “change in pension value” for the Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2015 and December 31, 2016. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2015, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2015). As of December 31, 2016, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2016). The interest rates used are 4.25% as of December 31, 2015 and 4.00% as of December 31, 2016. The difference between the present value of the December 31, 2016 accrued benefit and the present value of the December 31, 2015 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2016 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2016 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2016 Plan, not actual performance. Actual performance under the 2016 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2016 Grants

Name and Principal Position		Performance Achieved in 2016	Amount Payable 2017	Amount Payable 2018	Amount Payable 2019	Amount Payable 2020
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $465,452 $581,815 $775,753	50% Payout $232,726 $290,907 $387,877	Deferred Amount $96,969 $121,211 $161,615	Deferred Amount $96,969 $121,211 $161,615	Deferred Amount $96,969 $121,211 $161,615
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $269,380 $342,847 $416,314	50% Payout $134,690 $171,423 $208,157	Deferred Amount $56,121 $71,426 $86,732	Deferred Amount $56,121 $71,426 $86,732	Deferred Amount $56,121 $71,426 $86,732
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $192,541 $250,303 $308,065	50% Payout $96,270 $125,151 $154,032	Deferred Amount $40,113 $52,146 $64,180	Deferred Amount $40,113 $52,146 $64,180	Deferred Amount $40,113 $52,146 $64,180
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $146,351 $201,233 $256,115	50% Payout $73,176 $100,616 $128,057	Deferred Amount $30,490 $41,924 $53,357	Deferred Amount $30,490 $41,924 $53,357	Deferred Amount $30,490 $41,924 $53,357
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $138,856 $190,926 $242,997	50% Payout $69,428 $95,463 $121,499	Deferred Amount $28,928 $39,776 $50,624	Deferred Amount $28,928 $39,776 $50,624	Deferred Amount $28,928 $39,776 $50,624
Note: As described above in the 2016 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2016 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2018, 2019, and 2020 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Stated Bank Performance Criteria, 2016. Payment of each deferred incentive award installment in 2018, 2019, and 2020 related to December 31, 2016 is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•	MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and

•	Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each year-end of the applicable deferred payment period.

Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. At least one of these criteria above must have been met in the preceding year for any installment payment to be made. If both of these criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

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

2017 Grants

Name and Principal Position		Performance Achieved in 2017	Amount Payable 2018	Amount Payable 2019	Amount Payable 2020	Amount Payable 2021
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $484,070 $605,087 $806,783	50% Payout $242,035 $302,544 $403,392	Deferred Amount $168,080	Deferred Amount $168,080	Deferred Amount $168,080
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $280,155 $356,561 $432,967	50% Payout $140,078 $178,281 $216,484	Deferred Amount $90,201	Deferred Amount $90,201	Deferred Amount $90,201
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $202,168 $262,818 $323,468	50% Payout $101,084 $131,409 $161,734	Deferred Amount $67,389	Deferred Amount $67,389	Deferred Amount $67,389
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $152,205 $209,282 $266,359	50% Payout $76,103 $104,641 $133,180	Deferred Amount $55,491	Deferred Amount $55,491	Deferred Amount $55,491
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $143,021 $196,654 $250,287	50% Payout $71,511 $98,327 $125,144	Deferred Amount $52,143	Deferred Amount $52,143	Deferred Amount $52,143
Note: As described above in the 2017 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2017 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2019, 2020, and 2021 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Under the 2017 Plan, the actual annual award opportunity for January 1, 2017, through December 31, 2017, and payouts are based on a percentage of the executive's base salary as of December 31, 2017. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows. However, some goals have different weightings for the CRO as noted below.

•
Increase member use of core products by year-end 2017. Core products include: Advances, MPF, letters of credit, safekeeping and four community investment products (Affordable Housing Program, Community Lending Program, Banking On Business and First Front Door) (30% weighting);

•	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (35% weighting) (30% CRO weighting);

•	KRI performance (10% weighting) (15% CRO weighting);

•	Peer operating expense scorecard - basket of four metrics (10% weighting);

•	Strengthen employee engagement and diversity and inclusion. Create and implement OMWI strategic plan (15% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2017 Plan. See Exhibit 10.12.3 to this Form 10-K.

Stated Bank Performance Criteria, 2017. Payment of each deferred incentive award installment in 2019, 2020, and 2021 related to December 31, 2017 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•	MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and

•	Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each year-end of the applicable deferred payment period.

Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. At least one of these criteria above must have been met in the preceding year for any installment payment to be made. If both of these criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

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

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2017. The actual amount of the payout will be based on the executives' base salary at December 31, 2017.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	6.58	$315,000	$—
	SERP	7.08	$1,030,000	$—
Kristina K. Williams Chief Operating Officer	Pentegra Defined Benefit Plan	11.50	$543,000	$—
	SERP	12.00	$874,000	$—
David G. Paulson Chief Financial Officer	Pentegra Defined Benefit Plan	6.25	$178,000	$—
	SERP	6.75	$137,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	6.33	$229,000	$—
	SERP	6.83	$175,000	$—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	30.83	$1,751,000	$—
	SERP	31.33	$1,069,000	$—

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2016, Mr. Watson, Ms. Williams, Mr. Rizzo, and Mr. Yealy were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2016	Registrant Contributions in 2016	Aggregate Earnings (Losses) in 2016	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2016
Winthrop Watson President and CEO	$318,402	$62,477	$148,839	$—	$2,128,013
Kristina K. Williams Chief Operating Officer	$90,452	$33,760	$166,607	$—	$1,360,544
David Paulson Chief Financial Officer	$51,207	$19,532	$13,344	$—	$426,105
Michael A. Rizzo Chief Risk Officer	$49,465	$20,927	$38,250	$—	$392,342
Dana A. Yealy (1) General Counsel	$113,662	$19,212	$142,734	$—	$1,641,823
Note:
(1) Aggregate Balance at December 31, 2016 also includes further deferral of deferred compensation of $94,031 and applicable investment earnings of $304.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Amounts shown as "Executive Contributions in 2016" were deferred and reported as "Salary" in the SCT. Amounts shown as "Registrant Contributions in 2016" are reported as "All Other Compensation" in the SCT.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2016.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$775,753	52 weeks	$13,580	12 months	$11,000	$800,333
Kristina K. Williams Chief Operating Officer	48 weeks	$452,106	48 weeks	$12,535	12 months	$11,000	$475,641
David G. Paulson Chief Financial Officer	26 weeks	$192,541	26 weeks	$6,790	12 months	$11,000	$210,330
Michael A. Rizzo Chief Risk Officer	26 weeks	$182,939	26 weeks	$6,790	12 months	$11,000	$200,729
Dana A. Yealy General Counsel	52 weeks	$347,139	52 weeks	$13,580	12 months	$11,000	$371,719
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

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Potential Incentive Award(2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning(4)*	Additional Severance Amount (5)**	Accelerated Deferred Incentive Installment Amount(7)	Severance/ Defined Contribution Match Amount(6)**	Total
Winthrop Watson President and CEO	$2,319,501	$1,739,626	$20,370	$26,000	$1,178,000	$1,262,504	$244,362	$6,790,363
Kristina K. Williams Chief Operating Officer	$979,562	$685,693	$20,370	$26,000	$609,000	$627,784	$99,915	$3,048,324
David G. Paulson Chief Financial Officer	$770,162	$500,605	$20,370	$26,000	$231,000	$428,224	$76,246	$2,052,607
Michael A. Rizzo Chief Risk Officer	$731,756	$402,466	$20,370	$26,000	$240,000	$377,241	$68,053	$1,865,886
Dana A. Yealy General Counsel	$694,278	$381,853	$20,370	$26,000	$844,000	$356,473	$64,568	$2,387,542
n/a - not applicable
* Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
** Includes both qualified and nonqualified plans.
Notes:
(1) CIC agreements stipulate 2.99 times base salary (CEO) and two times base salary (other Executives).
(2) CIC agreements stipulate an amount equal to 2.99 times (CEO) and two times (other Executives) the payout award that could have been received at target payout amount.
(3) CIC agreements stipulate 18 months of additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
(4) CIC agreements stipulate 12 months of outplacement services and $15,000 for financial planning for eligible participants.
(5) CIC agreements stipulate additional severance in an amount equivalent to the additional benefit that the CEO and other Executives would receive for three (CEO) and two (other Executives) additional years of both age and service at the same annual compensation at the time of separation from the Bank under the qualified and nonqualified defined benefit plans.
(6) CIC agreements stipulate additional severance in an amount equivalent to three (CEO) and two (other Executives) years of defined contribution match. Note that compensation for the defined contribution match includes base compensation and annual incentive.
(7) The 2013, 2014, and 2015 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2013, 2014 and 2015 current incentive award. The 2016 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that corresponds to the 2016 current incentive award would also be paid out upon a CIC event along with the 2013, 2014 and 2015 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12 to the Bank’s 2013 Form 10-K for the full terms of the 2014 Plan. See Exhibit 10.11.1 to the Bank’s 2013 Form 10-K for the terms of the 2013 Plan. See Exhibit 10.12.2 to the Bank’s 2014 Form 10-K for the terms of the 2015 Plan. See Exhibit 10.12.2 to the Bank’s 2015 Form 10-K for the terms of the 2016 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2016 Directors’ Compensation Policy (2016 Compensation Policy) as adopted by the Bank's Board. Under the 2016 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2016.

	Retainer Fees	Meeting Fees	Total
Board Chair	$61,666	$63,334	$125,000
Board Vice Chair	$51,933	$51,817	$103,750
Committee Chair	$51,933	$51,817	$103,750
Director	$45,625	$45,625	$91,250

The 2016 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2015 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2016 Compensation Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Patrick A. Bond (Chair)	$125,000	$23	$125,023
John K. Darr (Vice Chair)	103,750	23	103,773
Pamela C. Asbury	91,250	23	91,273
Glenn R. Brooks	91,250	23	91,273
Luis A. Cortés Jr.	96,761	23	96,784
Pamela H. Godwin	103,750	23	103,773
Brian A. Hudson	103,750	23	103,773
William C. Marsh	91,250	23	91,273
Charlotte B. McLaughlin	103,750	23	103,773
Lynda A. Messick	91,250	23	91,273
John S. Milinovich	103,750	23	103,773
Charles J. Nugent	103,750	23	103,773
Thomas H. Murphy*	13,555	23	13,578
Gerald P. Plush	91,250	23	91,273
James R. Reske*	30,333	23	30,356
Bradford E. Ritchie	91,250	23	91,273
Frederick E. Schea	91,250	23	91,273
Patrick J. Ward*	57,942	23	57,965
Angela J. Yochem*	45,624	23	45,647
* Each of these directors served on the Board for only a portion of 2016.

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2016 received the maximum total fees. In 2016, the Bank had a total of eight Board meetings and 51 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $23 per director annual premium for director travel and accident insurance.

For 2017, the Bank's Board adopted and submitted to the Finance Agency the 2017 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2016 Directors’ Compensation Policy. In general, the 2017 Directors' Compensation Policy provides for total fees for the Chair of $137,500; $115,000 for the Vice Chair and for each of the Committee Chairs; and $102,500 for each of the other Directors. See Exhibit 10.4.1 to the Bank 2016 Form 10-K for additional details on the 2017 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2017

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$999,401,700	26.8%
Chase Bank USA, N.A.	201 North Walnut Street Wilmington, Delaware 19801	877,898,600	23.5%
Ally Bank (b)	6985 Union Park Center, Suite 435 Midvale, Utah 84047	345,403,800	9.3%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	234,115,900	6.3%
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2017

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$999,401,700	26.8%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	234,115,900	6.3%
First Commonwealth Bank	600 Philadelphia Street Indiana, Pennsylvania 15701	38,250,300	1.0%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	33,842,000	0.9%
Genworth Life Insurance Company	2711 Centerville Road, Suite 400 Wilmington, Delaware 19808	18,596,500	0.5%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	8,121,700	0.2%
Harleysville Savings Bank	271 Main Street Harleysville, Pennsylvania 19438	5,702,200	0.2%
DNB First, NA	4 Brandywine Avenue Downingtown, Pennsylvania 19335	4,261,600	0.1%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	3,785,500	0.1%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	2,556,800	*
County Bank	19927 Shuttle Road Rehoboth Beach, Delaware 19971	151,500	*
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

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “About Us” and then “Corporate Governance.” The Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank’s members.

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

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007 (most recently updated effective November 1, 2016), the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2017. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction requiring disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120 thousand and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. In 2016, the Bank purchased $76.7 million in PHFA bonds. As of February 28, 2017, the total outstanding principal amount of PHFA bonds held by the Bank was $253.7 million. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2016 was $247.8 million. The greatest amount of any single PHFA bond held by the Bank in 2016 was $37.8 million. In 2016, the Bank received $2.8 million in interest payments on outstanding PHFA bonds and $10.2 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2016, the Bank approved $3.9 million in AHP grants for eight projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board’s consideration and approval of these AHP grants at its meeting in December 2016. Mr. Hudson did not participate in the consideration or approval of these $3.9 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency’s AHP Regulations at 12 C.F.R. 1291.7 PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2016, the Bank paid PHFA $225 in AHP monitoring fees. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations. See 12 C.F.R. 1264.3. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and applied to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 28, 2017, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500,000. Through February 28, 2017, the Bank’s total capital contributions to Mountaineer Capital were $475,000. Mountaineer Capital has informed the Bank and its other limited partners that it is no longer seeking further capital contributions.

In December 2016, under the Related Person Transaction Policy, the Governance and Public Policy Committee approved a $650,000 AHP grant to an affordable housing project sponsored by Esperanza, the non-profit organization for which Director Cortés serves as executive director. The approval was subject to the project scoring sufficiently under the Bank’s AHP competitive requirements and that the project otherwise complied with the terms of applicable regulations and Bank policies. Mr. Cortés did not participate in the Committee’s determination.

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

In 2016, the Bank engaged in Federal funds transactions with the following related persons:

Fulton Bank. The largest principal amount outstanding with Fulton Bank during 2016 was $45 million and the total amount of interest paid was $11,537.

Santander Bank. The largest principal amount outstanding with Santander Bank during 2016 was $100 million and the total amount of interest paid was $972.

Through February 28, 2017, the Bank had $180 million of additional Federal funds transactions with related persons.

Prior to Director McLaughlin’s service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (PNC Capital Markets) as an authorized Bank broker for Bank investment transactions. On February 24, 2011, the Governance Committee initially approved (and continued such authorization in 2012 through 2016) the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank’s applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as a managing member of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee’s determination. There were no Bank investment transactions executed in 2016 in which PNC Capital Markets served as broker.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2017, the Committee considered the previously approved PHFA, PNC Capital Markets and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities. The Committee also approved the continued waiver of daylight overdraft fees due from any member, including any Related Person, provided that the Bank does not incur a charge. In February 2017, the Committee granted standing authorization to the Bank using PNC Capital Markets as a dealer for consolidated obligations on which the Bank is primary obligor; provided that, PNC Capital Markets satisfies the criteria under applicable Bank policies.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 17. As of February 28, 2017, the Board was comprised of 17 directors: ten Member Directors and seven Independent Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2016 and through February 28, 2017, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2016 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2017, all current members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 17, 2017, with respect to the Bank’s current directors, six of the Bank’s Independent Directors, Directors Bond, Brooks, Cortés, Darr, Godwin and Murphy are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including both when Director Cortés was a Bank Director and when he was not a Bank Director.

With respect to the Bank’s remaining current Independent Director, the Board determined that in view of the historic and ongoing relationship and transactions described above with respect to PHFA that Director Hudson is not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and on February 17, 2017 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Member Directors Milinovich, Schea, and Ward, who served on the Board in 2016 but not in 2017, the Board determined that they were not independent as well.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee, Directors McLaughlin, McGill, Plush and Ritchie are not independent. The Board determined that Director Godwin is independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank’s Audit Committee, Directors Messick and Reske are independent under the NYSE standards for Audit Committee members. In addition, the Board determined that Director Hudson is not independent under the NYSE independence standards for audit committee members. The Board has determined that Directors Brooks and Cortés are independent. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2016 and 2015 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2016	2015
Audit fees	$853	$784
Audit-related fees	53	54
All other fees	10	24
Total fees	$916	$862

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2016 and 2015.

Audit-related fees consist of fees billed during 2016 and 2015 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2016 and 2015.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $55 thousand and $57 thousand for 2016 and 2015, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statements of Income for each of the years ended December 31, 2016, 2015 and 2014
Statements of Comprehensive Income for each of the years ended December 31, 2016, 2015 and 2014
Statements of Condition as of December 31, 2016 and 2015
Statements of Cash Flows for each of the years ended December 31, 2016, 2015 and 2014
Statements of Changes in Capital for each of the years ended December 31, 2016, 2015 and 2014

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank’s 2016 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
4.1.3	Amended Bank Capital Plan effective October 6, 2014	Incorporated by reference to Exhibit 99.3 to the Bank’s current report on Form 8-K filed on July 29, 2014.
10.1	April 2012 Severance Policy*	Incorporated by reference to Exhibit 10.1.1 to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.1.1	January 2015 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank's Form 10-K filed with the SEC on March 12, 2015.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank's registration statement on Form 10 filed with the SEC on July 19, 2006.
10.4	2016 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
10.4.1	2017 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.5.2	Supplemental Executive Retirement Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, and October 26, 2012*	Incorporated by reference to Exhibit 10.6 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.2	Supplemental Thrift Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.6.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6.3	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description dated January 1, 2015*	Incorporated by reference to Exhibit 10.6.3 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.7.1	Mortgage Partnership Finance® Consolidated Interbank Agreement dated July 22, 2016	Incorporated by reference to the correspondingly filed Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2016.
10.8	Form of Change in Control Agreement with Executive Officers Yealy and Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.2	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.

Exhibit No.	Description	Method of Filing +
10.8.3	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.4	Form of Change in Control Agreement with Executive Officers Mason and Paulson*	Incorporated by reference to Exhibit 10.8.4 to the Bank’s Form 10-K filed with the SEC on March 13, 2014.
10.9	Form of Amendment to Change in Control Agreement with Executive Officers Watson, Williams, Paulson, Rizzo, Mason, and Yealy effective January 1, 2015*	Incorporated by reference to Exhibit 10.9 to the Bank’s Form 10-K filed with the SEC on March 12, 2015.
10.9.1	August 2016 Form of Executive Officer Severance (CIC) Agreement*	Incorporated by reference to the correspondingly filed Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.10	2012 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.10 to the Bank's Form 10-K filed with the SEC on March 15, 2012.
10.11	2013 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.11.1	2013 Amended Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11.1 to the Bank's Form 10-Q filed with the SEC on May 8, 2013.
10.12	2014 Executive Officer Incentive Compensation Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-K filed March 13, 2014.
10.12.1	2015 Executive Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 12, 2015.
10.12.2	2016 Executive Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 10, 2016.
10.12.3	2017 Executive Incentive Compensation Plan*	Filed herewith.
10.13	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.14	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.14.1	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
10.15	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank's current report on Form 8-K filed with the SEC on November 14, 2016.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.3	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.3	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101	Interactive Data File (XBRL)	Filed herewith.
+ Incorporated document references to filings by the registrant are to SEC File No. 000-51395.
* Denotes management contract or compensatory plan.

Item 16: Form 10-K Summary

None

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 9, 2017

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer	March 9, 2017
/s/ David G. Paulson David G. Paulson	Chief Financial Officer	March 9, 2017
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer	March 9, 2017
*/s/ Patrick A. Bond Patrick A. Bond	Chairman of the Board of Directors	March 9, 2017
*/s/ John K. Darr John K. Darr	Vice Chairman of the Board of Directors	March 9, 2017
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 9, 2017
*/s/ James R. Biery James R. Biery	Director	March 9, 2017
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 9, 2017
*/s/ Rev. Luis A. Cortés, Jr. Rev. Luis A. Cortés, Jr.	Director	March 9, 2017

Signature	Capacity	Date
*/s/ Pamela H. Godwin Pamela H. Godwin	Director	March 9, 2017
*/s/ Brian A. Hudson Brian A. Hudson	Director	March 9, 2017
*/s/ William C. Marsh William C. Marsh	Director	March 9, 2017
*/s/ Brendan J. McGill Brendan J. McGill	Director	March 9, 2017
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 9, 2017
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 9, 2017
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 9, 2017
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 9, 2017
*/s/ Gerald P. Plush Gerald P. Plush	Director	March 9, 2017
*/s/ James R. Reske James R. Reske	Director	March 9, 2017
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 9, 2017
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact