Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Pittsburgh
filed 2017-05-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes []No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Emerging growth company
☒ Non-accelerated filer	☐ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

There were 35,295,717 shares of common stock with a par value of $100 per share outstanding April 28, 2017.

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

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2016 Form 10-K (2016 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets; all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. The Bank executed a majority of its funding during a period in the first quarter of 2017 when the funding spread (i.e., the cost of debt relative to LIBOR) had widened. This was the primary reason that the Bank's net interest margin significantly increased during the first quarter. The funding spread deteriorated towards the end of the first quarter.

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

The Bank's higher yielding private label MBS portfolio continues its expected runoff. However, the Bank has accretion of interest income on certain private label residential MBS as a result of significant projected increases in cash flows. During the first quarter of 2017, this accretion resulted in additional interest income of $6.7 million compared to $6.0 million in the first quarter of 2016.

Results of Operations. The Bank's net income for the first quarter of 2017 was $86.8 million compared to $56.5 million for the first quarter of 2016. This $30.3 million increase was driven by higher net interest income and higher noninterest income, partially offset by higher other expense.

Net interest income was $108.3 million in the first quarter of 2017, up $26.9 million compared to $81.4 million in the first quarter of 2016. Higher net interest income was primarily due to higher interest income on advances and investment securities. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. The net interest margin for the first quarter of 2017 was 46 basis points compared to 36 basis points in the first quarter of 2016.

Financial Condition. Advances. Total advances were $70.3 billion at March 31, 2017, a decrease of $6.5 billion compared to $76.8 billion at December 31, 2016. Decreases in the large member classification were primarily due to cyclical activity and were partially offset by increases in other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased in size during the first quarter of 2017 compared to December 31, 2016, the term of advances increased. At March 31, 2017, approximately 55% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 50% at December 31, 2016.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At March 31, 2017, the Bank held $18.7 billion of total investments, including trading, available-for -sale (AFS) and held-to-maturity (HTM) investment securities, as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2016, these investments totaled $17.2 billion. The increase of $1.5 billion, mainly represented by an increase in Federal funds sold, reflects the Bank's increased cash position to ensure liquidity at quarter end.

Consolidated Obligations. The Bank's consolidated obligations totaled $89.7 billion at March 31, 2017, a decrease of $6.0 billion from December 31, 2016. At March 31, 2017, bonds represented 73% of the Bank's consolidated obligations, compared with 70% at December 31, 2016. Discount notes represented 27% of the Bank's consolidated obligations at March 31, 2017 compared with 30% at year-end 2016. Investor demand for certain structures shifted during the first quarter of 2017, which included decreased demand for floating-rate and short-term, fixed-rate bonds.

Capital Position and Regulatory Requirements. Total capital at March 31, 2017 was $4.6 billion, compared to $4.8 billion at December 31, 2016. Total retained earnings at March 31, 2017 were $1,031.4 million, up $45.2 million from $986.2 million at year-end 2016, reflecting the Bank's net income for the first quarter of 2017, which was partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $82.1 million at March 31, 2017, an increase of $29.8 million from December 31, 2016. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

In February and April 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the fourth quarter of 2016 (February dividend) and the first quarter of 2017 (April dividend).

The Bank met all of its capital requirements as of March 31, 2017, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31, 2016, the Bank was deemed "adequately capitalized."

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2016 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements except for the three months ended December 31, 2016, which have been derived from the Bank's 2016 Form 10-K.

Condensed Statements of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2017	2016	2016	2016	2016
Net interest income	$108.3	$94.7	$79.2	$93.6	$81.4
Provision (benefit) for credit losses	—	0.1	0.7	0.2	0.2
Other noninterest income	12.7	21.2	1.6	1.3	0.9
Other expense	24.5	25.0	19.2	20.3	19.3
Income before assessments	96.5	90.8	60.9	74.4	62.8
Affordable Housing Program (AHP) assessment(1)	9.7	9.1	6.1	7.4	6.3
Net income	$86.8	$81.7	$54.8	$67.0	$56.5

Dividends	$41.6	$37.7	$37.6	$39.7	$40.0
Dividend payout ratio (2)	47.90%	46.12%	68.73%	59.29%	70.81%
Return on average equity	7.50%	7.10%	5.10%	6.35%	5.21%
Return on average assets	0.36%	0.34%	0.24%	0.30%	0.24%
Net interest margin (3)	0.46%	0.40%	0.36%	0.43%	0.36%
Regulatory capital ratio (4)	4.79%	4.69%	4.70%	4.79%	4.59%
GAAP capital ratio (5)	4.87%	4.73%	4.83%	4.94%	4.68%
Total average equity to average assets	4.84%	4.75%	4.75%	4.74%	4.66%
Notes:
(1) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(2) Represents dividends paid as a percentage of net income for the respective periods presented.
(3) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(4) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2017	2016	2016	2016	2016
Cash and due from banks	$2,550.8	$3,587.6	$2,943.9	$2,645.9	$1,763.0
Investments (1)	18,722.3	17,227.3	17,553.0	14,528.7	17,802.2
Advances	70,316.7	76,808.7	71,831.9	66,336.4	69,021.9
Mortgage loans held for portfolio, net (2)	3,418.4	3,390.7	3,269.3	3,154.3	3,073.8
Total assets	95,231.6	101,260.0	95,834.4	86,906.5	91,904.9
Consolidated obligations, net:
Discount notes	24,190.7	28,500.3	22,636.3	20,814.2	28,006.4
Bonds	65,481.2	67,156.0	67,682.3	60,769.2	58,479.4
Total consolidated obligations, net (3)	89,671.9	95,656.3	90,318.6	81,583.4	86,485.8
Deposits	602.6	558.9	619.1	646.1	735.9
Mandatorily redeemable capital stock	5.2	5.2	5.4	5.7	5.9
AHP payable	81.2	76.7	73.8	73.8	73.1
Total liabilities	90,595.0	96,466.1	91,206.3	82,616.1	87,599.5
Capital stock - putable	3,523.1	3,755.4	3,556.5	3,232.1	3,313.7
Unrestricted retained earnings	799.5	771.7	744.0	737.8	723.9
Restricted retained earnings	231.9	214.5	198.2	187.2	173.8
AOCI	82.1	52.3	129.4	133.2	94.0
Total capital	4,636.6	4,793.9	4,628.1	4,290.3	4,305.4
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits.
(2) Includes allowance for credit losses of $6.2 million at March 31, 2017, $6.2 million at December 31, 2016, $6.5 million at September 30, 2016, $5.9 million at June 30, 2016, and $6.0 million at March 31, 2016.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $959.3 billion at March 31, 2017, $989.3 billion at December 31, 2016, $967.7 billion at September 30, 2016, $963.8 billion at June 30, 2016, and $896.8 billion at March 31, 2016.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2017 and 2016, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2016 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income totaled $86.8 million for the first quarter of 2017, compared to $56.5 million for the first quarter of 2016. This $30.3 million increase was driven by higher net interest income and higher noninterest income, partially offset by higher other expense.

Net interest income was $108.3 million for the first quarter of 2017, up $26.9 million compared to $81.4 million in the first quarter of 2016. Higher net interest income was primarily due to higher interest income on advances and investment securities. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. Noninterest income in the first quarter of 2017 was $12.7 million, up $11.8 million compared to $0.9 million in the first quarter of 2016. Higher noninterest income was primarily due to net gains on derivatives and hedging activities, partially offset by lower net gains on trading securities and no net realized gains on sales of available-for-sale securities in 2017. The Bank recognized gains on the sale of available-for-sale securities of $12.7 million in the first quarter of 2016. Total other expense increased $5.2 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher compensation and benefits expenses.

The Bank's return on average equity for the first quarter of 2017 was 7.50% compared to 5.21% for the first quarter of 2016.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2017 and 2016.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2017			2016
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,625.3	$9.6	0.69	$7,647.4	$6.7	0.35
Interest-bearing deposits (2)	147.9	0.2	0.49	411.0	0.3	0.33
Investment securities (3)	12,398.0	62.4	2.04	11,132.2	56.1	2.03
Advances (4)	73,994.0	206.3	1.13	70,117.2	132.0	0.76
Mortgage loans held for portfolio (5)	3,411.5	30.8	3.66	3,083.6	29.7	3.87
Total interest-earning assets	95,576.7	309.3	1.31	92,391.4	224.8	0.98
Allowance for credit losses	(8.3)			(7.7)
Other assets (6)	1,348.4			1,457.8
Total assets	$96,916.8			$93,841.5
Liabilities and capital:
Deposits (2)	$548.9	$0.8	0.58	$643.5	$0.4	0.25
Consolidated obligation discount notes	24,438.8	34.9	0.58	34,251.9	33.3	0.39
Consolidated obligation bonds (7)	66,703.1	165.2	1.00	53,731.7	109.6	0.82
Other borrowings	6.8	0.1	4.11	7.6	0.1	4.02
Total interest-bearing liabilities	91,697.6	201.0	0.89	88,634.7	143.4	0.65
Other liabilities	526.1			838.1
Total capital	4,693.1			4,368.7
Total liabilities and capital	$96,916.8			$93,841.5
Net interest spread			0.42			0.33
Impact of noninterest-bearing funds			0.04			0.03
Net interest income/net interest margin		$108.3	0.46		$81.4	0.36
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(27.2) million and $233.7 million in 2017 and 2016, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(96.6) million and $28.6 million in 2017 and 2016, respectively.

Net interest income for the first three months of 2017 increased $26.9 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. The amount of offsetting interest expense on consolidated obligation bonds and discount notes was reduced by improved funding spreads. Interest-earning assets increased 3.4% primarily due to higher demand for advances and increased purchases of investments, partially offset by decreased p urchases of Federal funds sold and securities purchased under agreements to resell. The rate earned on interest-bearing assets increased 33 basis points primarily due to a higher yield on advances. Interest income increased on advances, investments, Federal funds sold and securities purchased under agreements to resell, and mortgage loans held for portfolio. Interest income on advances increased due to both higher volume and an increase in yield. Interest income on investments increased due to higher volume. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield. Interest income on mortgage loans held for portfolio increased due to increased volume, which more than offset the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 24 basis points due to higher funding costs on consolidated obligation bonds and discount notes.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2017 and 2016.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2017 compared to 2016
	Three months ended March 31,
(in millions)	Volume	Rate	Total
Federal funds sold	$(2.2)	$5.1	$2.9
Interest-bearing deposits	(0.2)	0.1	(0.1)
Investment securities	5.9	0.4	6.3
Advances	6.4	67.9	74.3
Mortgage loans held for portfolio	2.8	(1.7)	1.1
Total interest-earning assets	$12.7	$71.8	$84.5
Interest-bearing deposits	$(0.1)	$0.5	$0.4
Consolidated obligation discount notes	(11.5)	13.1	1.6
Consolidated obligation bonds	28.3	27.3	55.6
Total interest-bearing liabilities	$16.7	$40.9	$57.6
Total increase (decrease) in net interest income	$(4.0)	$30.9	$26.9

Both interest income and interest expense increased in the first quarter of 2017 compared to the first quarter of 2016. While higher rates drove the increases in both interest income and interest expense, increased volumes were also a factor. Interest expense reflected higher rates on consolidated obligations along with a volume increase in consolidated obligation bonds.

The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2017 and 2016. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,
Product	2017	2016
RepoPlus/Mid-Term Repo	$20,764.7	$19,025.0
Core (Term)	52,825.1	50,096.7
Convertible Select	434.5	762.0
Total par value	$74,024.3	$69,883.7
Advance volume fluctuations in the comparisons were driven primarily by demand from larger members. The rate increase quarter-over-quarter was primarily due to an increase in market interest rates as the Federal funds target rate increased in mid-December 2016.

Interest expense on the average consolidated obligations portfolio increased in the first quarter of 2017 compared to the first quarter of 2016. Rates paid on both discount notes and bonds rose as the Federal funds target rate increased in mid-December 2016. An increase in average bond balances partially offset by a decrease in average discount note balances also contributed to the interest expense increase. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases)

increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three months ended March 31, 2017 and 2016. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$73,994.0	$206.3	1.13	$216.5	1.19	$(10.2)	(0.06)
Mortgage loans held for portfolio	3,411.5	30.8	3.66	31.7	3.77	(0.9)	(0.11)
All other interest-earning assets	18,171.2	72.2	1.61	77.1	1.72	(4.9)	(0.11)
Total interest-earning assets	$95,576.7	$309.3	1.31	$325.3	1.38	$(16.0)	(0.07)
Liabilities:
Consolidated obligation bonds	$66,703.1	$165.2	1.00	$172.0	1.05	$(6.8)	(0.05)
All other interest-bearing liabilities	24,994.5	35.8	0.58	35.8	0.58	—	—
Total interest-bearing liabilities	$91,697.6	$201.0	0.89	$207.8	0.92	$(6.8)	(0.03)
Net interest income/net interest spread		$108.3	0.42	$117.5	0.46	$(9.2)	(0.04)

Three Months Ended March 31, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$70,117.2	$132.0	0.76	$174.1	1.00	$(42.1)	(0.24)
Mortgage loans held for portfolio	3,083.6	29.7	3.87	30.7	4.01	(1.0)	(0.14)
All other interest-earning assets	19,190.6	63.1	1.32	69.2	1.45	(6.1)	(0.13)
Total interest-earning assets	$92,391.4	$224.8	0.98	$274.0	1.19	$(49.2)	(0.21)
Liabilities:
Consolidated obligation bonds	$53,731.7	$109.6	0.82	$135.0	1.01	$(25.4)	(0.19)
All other interest-bearing liabilities	34,903.0	33.8	0.39	33.8	0.39	—	—
Total interest-bearing liabilities	$88,634.7	$143.4	0.65	$168.8	0.77	$(25.4)	(0.12)
Net interest income/net interest spread		$81.4	0.33	$105.2	0.42	$(23.8)	(0.09)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives reduced net interest income and net interest spread for the three months ended March 31, 2017 and March 31, 2016. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.
The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations, which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income.
The Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the first quarter of 2017 was immaterial compared to $0.2 million for the same period in 2016.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2017	2016
Net OTTI losses, credit portion	$(0.7)	$(0.2)
Net gains on trading securities	2.3	17.3
Net realized gains from sales of AFS securities	—	12.7
Net gains (losses) on derivatives and hedging activities	4.4	(35.6)
Standby letters of credit fees	6.1	6.3
Other, net	0.6	0.4
Total other noninterest income	$12.7	$0.9

The change in the Bank's total other noninterest income for the first quarter of 2017 compared to the same prior year period was due primarily to net gains on derivatives and hedging activities, partially offset by lower net gains on trading securities and no net realized gains on sales of AFS securities. The activity related to derivatives and hedging is discussed in more detail below. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio. During the first quarter of 2016, the Bank sold Agency and home equity line of credit (HELOC) securities from its AFS portfolio. The Bank did not have any AFS security sales in the first quarter of 2017.

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

The following tables detail the net effect of derivatives and hedging activities for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.2)	$—	$(0.9)	$0.5	$—	$—	$(0.6)
Net interest settlements included in net interest income (2)	(10.0)	(4.9)	—	6.3	—	—	(8.6)
Total effect on net interest income	$(10.2)	$(4.9)	$(0.9)	$6.8	$—	$—	$(9.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$—	$0.1	$—	$0.5	$—	$—	$0.6
Gains (losses) on derivatives not receiving hedge accounting	1.1	(0.1)	0.4	2.5	(0.2)	—	3.7
Other (3)	—	—	—	—	—	0.1	0.1
Total net gains (losses) on derivatives and hedging activities	$1.1	$—	$0.4	$3.0	$(0.2)	$0.1	$4.4
Total net effect of derivatives and hedging activities	$(9.1)	$(4.9)	$(0.5)	$9.8	$(0.2)	$0.1	$(4.8)

	Three months ended March 31, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.0)	$—	$(1.0)	$1.0	—	$(1.0)
Net interest settlements included in net interest income(2)	(41.1)	(6.1)	—	24.4	—	(22.8)
Total effect on net interest income	$(42.1)	$(6.1)	$(1.0)	$25.4	$—	$(23.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$(3.6)	$—	$(1.8)	$—	$(5.1)
Gains (losses) on derivatives not receiving hedge accounting	(14.0)	(47.2)	(15.4)	45.2	0.9	(30.5)
Total net gains (losses) on derivatives and hedging activities	$(13.7)	$(50.8)	$(15.4)	$43.4	$0.9	$(35.6)
Total net effect of derivatives and hedging activities	$(55.8)	$(56.9)	$(16.4)	$68.8	$0.9	$(59.4)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income
(3) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract. Refer to Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

Fair value Hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative and the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During the first quarter of 2017, the Bank recorded net gains of $0.6 million compared to net losses of $(5.1) million during the first quarter of 2016. The total notional amount decreased to $25.3 billion at March 31, 2017, down from $29.1 billion at December 31, 2016.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $3.7 million in the first quarter of 2017 compared to net losses of $(30.5) million for the first quarter of 2016. The modest gains on economic hedges observed during the first three months of 2017 were due to small increases in interest rates. The larger losses on economic hedges observed during the first three months of 2016 were caused by large decreases in interest rates. In addition, the size of the economic hedge portfolio decreased throughout the last twelve months. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $8.8 billion at March 31, 2017 and $17.0 billion at March 31, 2016.

Other Expense

The Bank's total other expenses increased $5.2 million to $24.5 million for the first quarter of 2017, compared to the same prior year period. The increase was primarily due to higher compensation and benefits related expenses, including a $4.0 million voluntary contribution to the Bank's pension plan in the first quarter of 2017.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2016 Form 10-K.

Assets

Total assets were $95.2 billion at March 31, 2017, compared with $101.3 billion at December 31, 2016. The decrease was primarily due to a decline in advances, which totaled $70.3 billion at March 31, 2017, compared to $76.8 billion at December 31, 2016.

The Bank's core mission activities primarily include the issuance of advances. In addition, the Bank acquires member assets through the Mortgage Partnership Finance® (MPF®) program. The Bank's average par amounts for advances and MPF loans as of March 31, 2017 totaled $77.4 billion, resulting in a core mission asset ratio of 84.8%.

Advances. Advances (par) totaled $70.4 billion at March 31, 2017 compared to $76.8 billion at December 31, 2016. At March 31, 2017, the Bank had advances to 175 borrowing members, compared to 184 borrowing members at December 31, 2016. The percentage of borrowing members to total members was 57.8% and 60.5% at March 31, 2017 and December 31, 2016, respectively. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members decreased to 76.7% of total advances as of March 31, 2017, compared to 79.7% at December 31, 2016.

The following table provides information on advances at par by contractual maturity at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
(in millions)	2017	2016
Fixed-rate
Due in 1 year or less	$14,218.4	$20,563.9
Due after 1 year through 3 years	6,810.9	5,817.9
Due after 3 years through 5 years	2,403.8	2,793.5
Thereafter	663.4	664.7
Total par value	$24,096.5	$29,840.0

Variable-rate
Due in 1 year or less	$13,466.2	$12,998.1
Due after 1 year through 3 years	13,224.5	12,292.5
Due after 3 years through 5 years	8,052.0	8,552.0
Thereafter	3.1	3.1
Total par value	$34,745.8	$33,845.7

Variable-rate, callable or prepayable(1)
Due in 1 year or less	$3,300.0	$4,700.0
Due after 1 year through 3 years	3,175.0	3,375.0
Due after 3 years through 5 years	4,225.0	4,225.0
Thereafter	—	—
Total par value	$10,700.0	$12,300.0

Other(2)
Due in 1 year or less	$349.3	$309.9
Due after 1 year through 3 years	201.3	302.3
Due after 3 years through 5 years	88.3	79.7
Thereafter	176.9	157.7
Total par value	$815.8	$849.6
Total par balance	$70,358.1	$76,835.3
Notes:
(1) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(2) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2017 or December 31, 2016.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding advance balance during the three months ended March 31, 2017 and 2016. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFIs) (under $1.1 billion).

	March 31,	March 31,
Member Asset Size	2017	2016
Large	5	5
Regional	11	11
Mid-size	23	21
CFI (1)	154	161
Insurance	8	8
Total borrowing members during the period	201	206
Total membership	303	304
Percentage of members borrowing during the period	66.3%	67.8%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The Bank added one new member and lost two members in the quarter ended March 31, 2017. One member merged with another institution outside of the Bank's district, and one member merged with another institution within the Bank's district.

The following table provides information at par on advances by member classification at March 31, 2017 and December 31, 2016.

(in millions)	March 31, 2017	December 31, 2016	Increase/(Decrease)
Member Classification
Large	$53,655.0	$61,230.0	(12.4)%
Regional	7,533.4	6,579.0	14.5
Mid-size	3,575.8	3,681.9	(2.9)
CFI	3,375.0	3,613.1	(6.6)
Insurance	2,213.1	1,729.3	28.0
Non-member	5.8	2.0	190.0
Total	$70,358.1	$76,835.3	(8.4)%

As of March 31, 2017, total advances decreased 8.4% compared with balances at December 31, 2016. Decreases in the large member classification were primarily due to cyclical activity and were partially offset by increases in other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2017.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.4 billion at both March 31, 2017 and December 31, 2016.

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

The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), since some form of concession has been made by the Bank. Balances regarding the Bank’s loan products are summarized below.

(in millions)	March 31, 2017	December 31, 2016
Advances(1)	$70,316.7	$76,808.7
Mortgage loans held for portfolio, net(2)	3,418.4	3,390.7
Nonaccrual mortgage loans(3)	26.7	26.6
Mortgage loans 90 days or more delinquent and still accruing interest(4)	4.4	4.0
BOB loans, net	12.2	12.3
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs of $10.9 million at March 31, 2017 and $11.5 million at December 31, 2016.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2016 and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2017, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 2.8% of the MPF Plus portfolio compared with 0.6% and 2.9%, respectively, at December 31, 2016.

Allowance for Credit Losses (ACL). The Bank has not incurred any losses on advances since its inception in 1932. Due to the collateral held as security and the repayment history for advances, management believes that an ACL for advances is not appropriate under GAAP. This assessment also includes letters of credit, which have the same collateral requirements as advances. For additional information, see discussion regarding collateral policies and standards on the advances portfolio in the Advance Products discussion in Item 1. Business in the Bank's 2016 Form 10-K.

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

The remainder of the portfolio's incurred loss is estimated using a collective assessment, which is based on probability of default and loss given default. Probability of default and loss given default are based on the prior 12-month historical performance of the Bank's mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral, including a factor that reduces estimated proceeds from primary mortgage insurance (PMI) given the credit deterioration experienced by those companies.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF 35 and MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank.

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2017 and December 31, 2016.

	MPF CE structure March 31, 2017		ACL March 31, 2017
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$6.4	$124.2	$6.1	$(0.9)	$(4.2)	$1.0
MPF Plus	17.6	15.2	12.5	—	(7.3)	5.2
Total	$24.0	$139.4	$18.6	$(0.9)	$(11.5)	$6.2

	MPF CE structure December 31, 2016		ACL December 31, 2016
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$5.8	$130.7	$5.8	$(1.0)	$(4.3)	$0.5
MPF Plus	18.0	18.3	13.7	—	(8.0)	5.7
Total	$23.8	$149.0	$19.5	$(1.0)	$(12.3)	$6.2

Investments. At March 31, 2017, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $6.5 billion, an increase of approximately $1.3 billion from December 31, 2016. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $12.3 billion at March 31, 2017, compared to $12.0 billion at December 31, 2016. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2017	December 31, 2016
Trading securities:
Mutual funds	$8.1	$7.1
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	390.2	388.1
Total trading securities	$398.3	$395.2
Yield on trading securities	2.90%	2.91%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	3,256.4	3,183.2
State or local agency obligations	264.3	236.4
MBS:
Other U.S. obligations single family MBS	206.7	216.4
GSE single-family MBS	3,054.5	3,213.2
GSE multifamily MBS	1,553.7	1,512.9
Private label residential MBS	642.0	674.0
Total AFS securities	$8,979.6	$9,038.1
Yield on AFS securities	2.10%	2.00%
HTM securities:
Certificates of deposit	$750.0	$400.0
State or local agency obligations	131.9	131.9
MBS:
Other U.S. obligations single family MBS	537.8	583.5
GSE single-family MBS	196.0	212.1
GSE multifamily MBS	906.5	843.2
Private label residential MBS	366.8	395.4
Total HTM securities	$2,889.0	$2,566.1
Yield on HTM securities	2.18%	2.23%
Total investment securities	$12,266.9	$11,999.4
Yield on investment securities	2.14%	2.08%

As of March 31, 2017, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,767.9	$4,778.8
Fannie Mae	2,653.8	2,659.1
Federal Farm Credit Banks	1,828.6	1,828.6
Ginnie Mae	590.9	594.1
Total	$9,841.2	$9,860.6

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of March 31, 2017, the Bank was obligated to fund approximately $57.5 million in additional advances and BOB loans, $18.2 million of mortgage loans and $20.0 billion in outstanding standby letters of credit, and to issue $228.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $497 million as of March 31, 2017. The Bank's retained earnings of $1,031.4 million at March 31, 2017 exceeded the target.

Retained earnings increased $45.2 million to $1,031.4 million at March 31, 2017, compared to $986.2 million at December 31, 2016. The increase in retained earnings during the first three months of 2017 reflected net income that was partially offset by $41.6 million of dividends paid. Total retained earnings at March 31, 2017 included unrestricted retained earnings of $799.5 million and restricted retained earnings (RRE) of $231.9 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2016 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,
(in millions)	2017	2016
Permanent capital:
Capital stock (1)	$3,528.3	$3,760.6
Retained earnings	1,031.4	986.2
Total permanent capital	$4,559.7	$4,746.8
RBC requirement:
Credit risk capital	$427.3	$440.0
Market risk capital	343.2	258.1
Operations risk capital	231.2	209.4
Total RBC requirement	$1,001.7	$907.5
Excess permanent capital over RBC requirement	$3,558.0	$3,839.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of March 31, 2017 is mainly related to the change in the market risk capital component driven by increases in short term interest rates. On March 15, 2017, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2016. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2017.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at March 31, 2017.

	March 31,	December 31,
(dollars in millions)	2017	2016
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,809.3	$4,050.4
Regulatory capital	4,559.7	4,746.8
Total assets	95,231.6	101,260.0
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.8%	4.7%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,761.6	$5,063.0
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	6,839.6	7,120.3
Leverage ratio (leverage capital as a percentage of total assets)	7.2%	7.0%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2017		December 31, 2016
Commercial banks	162	$3,064.9	162	$3,275.0
Savings institutions	62	253.7	64	293.7
Insurance companies	24	154.0	23	134.7
Credit unions	53	50.0	53	51.5
Community Development Financial Institution (CDFI)	2	0.5	2	0.5
Total member institutions / total GAAP capital stock	303	$3,523.1	304	$3,755.4
Mandatorily redeemable capital stock		5.2		5.2
Total capital stock		$3,528.3		$3,760.6

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2016 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2016 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank updated its critical accounting policy on Accounting for Derivatives during the three months ended March 31, 2017. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin continues to be considered cash collateral. See Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressed housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended March 31, 2017, if the more stressed housing price scenario had been used in the Bank's OTTI assessment as of March 31, 2017, which it was not. The more stressed scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

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

Finance Agency Final Rule on Acquired Member Assets (AMA). On December 19, 2016, the Finance Agency published the final AMA rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include (i) mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and (ii) certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing an FHLBank to utilize its own model to determine the credit enhancement for eligible AMA loan assets and pool loans in lieu of a Nationally Recognized Statistical Rating Organization (NRSRO) ratings model. The assets delivered must now be credit enhanced by the member to “AMA investment grade” as determined by the FHLBank instead of to a specific NRSRO rating; and

•	retained the option to allow a member to meet its CE obligation by purchasing loan level SMI or pool level insurance once an FHLBank has established standards for qualified insurers.

The Bank does not anticipate that the final rule will have any negative impact on the volume of AMA loan assets or on its costs of operation.

Finance Agency Final Rule on New Business Activities. On December 19, 2016, the Finance Agency issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which a FHLBank must seek approval from the Finance Agency. In addition, the final rule establishes certain timelines for Finance Agency review and approval of NBA notices. The final rule also clarifies the protocol for Finance Agency review of NBAs. Under the final rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process. The Bank does not anticipate that the final rule will have a material impact on it.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include, among others:

•market and interest rate risk;
•use and reliance on models;
•credit and counterparty risk;
•liquidity and funding risk; and
•operational risk and business risk.

In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends, including those described in Item 1A. Risk Factors in the Bank's 2016 Form 10-K. Details regarding the Bank's risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2016 Form 10-K.

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet and measures the Bank's current ability to honor the par put redemption feature of its capital stock. This is one of the risk metrics used to evaluate the adequacy of retained earnings, which is used to develop dividend payment recommendations and support the repurchase of excess capital stock.

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy.

The MV/CS ratio was 134.1% at March 31, 2017 and 128.9% at December 31, 2016. The increase was primarily due to a decrease in capital stock balances as a result of lower advances, changes in funding and advance spreads relative to LIBOR, and an increase in retained earnings.

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

The following table presents the Bank's duration of equity exposure at March 31, 2017 and December 31, 2016. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and therefore is not presented. A low level of interest rates and model restrictions can also prevent rates from being shocked in a parallel manner and distort the Base Case duration of equity measure. The Bank had previously incorporated smaller interest rate shocks when determining Base Case duration of equity to mitigate this effect. Given the recent increase in short-term interest rates, the Bank reverted back to using larger interest rate shocks on the base case scenario in the first quarter of 2017. This methodology change had a minimal impact on the measured Base Case duration of equity.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
March 31, 2017	0.6	0.8	1.1
December 31, 2016	0.2	0.4	0.8

Duration of equity changes in the first three months of 2017 primarily reflect the impact of balance sheet management actions (e.g., funding decisions) and funding spreads relative to LIBOR. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. ROE spread is defined as the Bank's return on average equity, including capital stock and retained earnings, in excess of the average of 3-month LIBOR. ROE spread volatility is a measure of the variability of the Bank’s projected ROE spread in response to shifts in interest rates and represents the change in ROE spread compared to an ROE spread that is generated by the Bank in its base forecasting scenario. ROE spread volatility is measured over a rolling forward 12 month period for selected interest rate scenarios and excludes the income sensitivity resulting from mark-to-market changes, which are separately described below.

The ROE spread volatility presented in the table below reflects spreads relative to 3-month LIBOR. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced a down 200 basis points parallel rate scenario with a down 100 basis point longer-term rate shock as an additional non-parallel rate scenario that reflects a decline in longer-term rates. Due to the recent increase in short-term interest rates, the Bank re-introduced a down parallel rate scenario (i.e., down 50 basis points) during the first quarter of 2017.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 50 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2017	4	(12)	(68)	24	10
December 31, 2016	7	(27)	(63)	54	62

The changes in ROE spread volatility in the first three months of 2017 were mainly the result of balance sheet management actions (e.g., funding decisions). These actions affected ROE spread volatility differently in each scenario, as displayed in the table above. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2017 and December 31, 2016.

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

During the first quarter of 2017, the daily limit of mark-to-market risk as approved by the Board was $4.0 million. The daily exposure was within this guideline throughout the first quarter of 2017. At March 31, 2017, mark-to-market risk measured $2.9 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At March 31, 2017, aggregate TCE was $91.7 billion, comprised of approximately $70.4 billion in advance principal outstanding, $21.0 billion in letters of credit (including forward commitments), $57.5 million in advance commitments, and $0.3 billion in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2016 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position.

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

During the first three months of 2017, there were three failures of FDIC-insured institutions nationwide. None of these institutions were a member of the Bank.

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

The following table presents the Bank’s top five members with respect to their TCE at March 31, 2017.

	March 31, 2017
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$23,988.7	26.2%
Chase Bank USA, N.A., DE	19,813.5	21.6
TD Bank, National Association, DE	9,276.8	10.1
Ally Bank, UT (2)	7,984.8	8.7
Santander Bank, N.A., DE (3)	5,040.1	5.5
	66,103.9	72.1
Other financial institutions	25,561.4	27.9
Total TCE outstanding	$91,665.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of March 31, 2017.

	March 31, 2017
(dollars in millions)	Advance Balance	% of Total
Chase Bank USA, N.A., DE	$19,800.0	28.1%
PNC Bank, National Association, DE (1)	19,535.0	27.8
Ally Bank, UT (2)	7,970.0	11.3
Santander Bank, N.A., DE (3)	4,350.0	6.2
First National Bank of Pennsylvania, PA	2,290.0	3.3
	53,945.0	76.7
Other borrowers	16,413.1	23.3
Total advances	$70,358.1	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date March 31, 2017 balances for the five largest borrowers totaled $57.0 billion, or 77.0% of total average advances outstanding. During the first three months of 2017, the maximum outstanding balance to any one borrower was $23.0 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of March 31, 2017 and December 31, 2016. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	March 31, 2017	December 31, 2016
Letters of credit:
Public unit deposit	$19,962.0	$19,715.0
Other	21.4	21.8
Total (1)	$19,983.4	$19,736.8
Notes:
(1) For March 31, 2017 and December 31, 2016 respectively, excludes approved requests to issue future standby letters of credit of $211.0 million and $467.0 million; also excludes available master standby letters of credit of $774.4 million and $635.9 million at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.7 billion or 63.7% of the total outstanding amount. At December 31, 2016, $12.5 billion or 63.5% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2016 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2016 Form 10-K.

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2017 and December 31, 2016. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	March 31, 2017		December 31, 2016
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$101,812.3	45.3%	$96,323.8	44.4%
High quality investment securities(1)	11,320.4	5.0	11,279.0	5.2
ORERC(2)/CFI eligible collateral	92,908.1	41.3	90,177.3	41.6
Multi-family residential mortgage loans	18,838.9	8.4	19,187.1	8.8
Total eligible collateral value	$224,879.7	100.0%	$216,967.2	100.0%
Total TCE	$91,665.3		$98,104.8
Collateralization ratio (eligible collateral value to TCE outstanding)	245.3%		221.2%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g., proceeds primarily used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews. Reported amount also includes pledged FHLBank cash deposits.
(2) Other real estate related collateral.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2017 and December 31, 2016.

	March 31, 2017
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$70,605.0	37.9%	$26,576.3	87.5%	$—	—%	$97,181.3	44.7%
High quality investment securities(1)	6,656.0	3.6	3,705.9	12.2	930.1	98.6	11,292.0	5.2
ORERC/CFI eligible collateral	90,136.7	48.4	82.7	0.3	13.6	1.4	90,233.0	41.5
Multi-family residential mortgage loans	18,673.3	10.1	6.0	—	—	—	18,679.3	8.6
Total eligible collateral value	$186,071.0	100.0%	$30,370.9	100.0%	$943.7	100.0%	$217,385.6	100.0%
Total TCE	$69,297.5	75.6%	$21,823.8	23.8%	$544	0.6%	$91,665.3	100.0%
Number of members	193	90.2%	12	5.6%	9	4.2%	214	100.0%

	December 31, 2016
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$70,375.2	37.8%	$22,188.8	92.3%	$6.5	0.7%	$92,570.5	43.8%
High quality investment securities(1)	8,550.9	4.6	1,787.5	7.4	909.4	97.6	11,247.8	5.3
ORERC/CFI eligible collateral	88,362.1	47.4	82.1	0.3	15.7	1.7	88,459.9	41.9
Multi-family residential mortgage loans	19,086.3	10.2	6.7	—	—	—	19,093.0	9.0
Total eligible collateral value	$186,374.5	100.0%	$24,065.1	100.0%	$931.6	100.0%	$211,371.2	100.0%
Total TCE	$74,861.8	76.3%	$22,841.3	23.3%	$401.7	0.4%	$98,104.8	100.0%
Number of members	200	90.9%	13	5.9%	7	3.2%	220	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g., proceeds primarily used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily, and all non-government or agency securities are subject to weekly ratings reviews. Reported amount also includes pledged FHLBank cash deposits.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of March 31, 2017 and December 31, 2016, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $2.2 billion and $1.8 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2017 and December 31, 2016, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2017 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$1,250.0	$—	$—	$—	$500.0	$1,750.0
Federal funds sold	—	1,950.0	2,750.0	—	—	4,700.0
Total money market investments	1,250.0	1,950.0	2,750.0	—	500.0	6,450.0
Investment securities:
Certificates of deposit	—	150.0	600.0	—	—	750.0
GSE and TVA obligations	—	3,646.6	—	—	—	3,646.6
State or local agency obligations	28.0	368.2	—	—	—	396.2
Total non-MBS	28.0	4,164.8	600.0	—	—	4,792.8
Other U.S. obligations single family MBS	—	744.5	—	—	—	744.5
GSE single-family MBS	—	3,250.5	—	—	—	3,250.5
GSE multifamily MBS	—	2,460.2	—	—	—	2,460.2
Private label residential MBS	—	17.2	27.3	143.4	819.1	1,007.0
Total MBS	—	6,472.4	27.3	143.4	819.1	7,462.2
Total investments	$1,278.0	$12,587.2	$3,377.3	$143.4	$1,319.1	$18,705.0

	December 31, 2016 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$2,000.0	$—	$—	$—	$—	$2,000.0
Federal funds sold	—	950.0	2,272.0	—	—	3,222.0
Total money market investments	2,000.0	950.0	2,272.0	—	—	5,222.0
Investment securities:
Certificates of deposit	—	—	400.0	—	—	400.0
GSE and TVA obligations	—	3,571.3	—	—	—	3,571.3
State or local agency obligations	28.4	339.9	—	—	—	368.3
Total non-MBS	28.4	3,911.2	400.0	—	—	4,339.6
Other U.S. obligations single family MBS	—	799.9	—	—	—	799.9
GSE single-family MBS	—	3,425.3	—	—	—	3,425.3
GSE multifamily MBS	—	2,356.1	—	—	—	2,356.1
Private label residential MBS	—	18.9	17.3	159.5	871.8	1,067.5
Total MBS	—	6,600.2	17.3	159.5	871.8	7,648.8
Total investments	$2,028.4	$11,461.4	$2,689.3	$159.5	$871.8	$17,210.4
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $10.1 million and $9.1 million at March 31, 2017 and December 31, 2016, respectively.
(2) Balances exclude $1.8 million and $1.9 million pertaining to one unrated private label MBS security at March 31, 2017 and December 31, 2016, respectively.
(3) Balances exclude total accrued interest of $28.5 million and $28.1 million at March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017, the Bank had unsecured exposure to 13 counterparties totaling $5.5 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2017 and December 31, 2016. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)
	March 31, 2017	December 31, 2016
Certificates of deposit	$750.0	$400.0
Federal funds sold	4,700.0	3,222.0
Total	$5,450.0	$3,622.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2017, 94.7% of the Bank’s unsecured investment credit exposure in Federal funds sold and 100% of the Banks' unsecured investment exposure in certificates of deposits were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2017, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2017 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$250.0	$250.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	500.0
Canada	—	900.0	900.0
France	—	800.0	800.0
Netherlands	—	700.0	700.0
Norway	—	700.0	700.0
Sweden	1,600.0	—	1,600.0
Total U.S. branches and agency offices of foreign commercial banks	2,100.0	3,100.0	5,200.0
Total unsecured investment credit exposure	$2,100.0	$3,350.0	$5,450.0

(in millions)
December 31, 2016 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$550.0	$550.0
U.S. subsidiaries of foreign commercial banks	—	72.0	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	622.0	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	—	850.0	850.0
Finland	950.0	—	950.0
France	—	300.0	300.0
Netherlands	—	700.0	700.0
Norway	—	200.0	200.0
Total U.S. branches and agency offices of foreign commercial banks	950.0	2,050.0	3,000.0
Total unsecured investment credit exposure	$950.0	$2,672.0	$3,622.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after March 31, 2017.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at either March 31, 2017 or December 31, 2016.

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

(in millions)
March 31, 2017
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$250.0	$—	$—	$250.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	550.0	350.0	—	900.0
France	550.0	250.0	—	800.0
Netherlands	700.0	—	—	700.0
Norway	700.0	—	—	700.0
Sweden	1,450.0	—	150.0	1,600.0
Total U.S. branches and agency offices of foreign commercial banks	4,450.0	600.0	150.0	5,200.0
Total unsecured investment credit exposure	$4,700.0	$600.0	$150.0	$5,450.0

(in millions)
December 31, 2016
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$550.0	$—	$550.0
U.S. subsidiaries of foreign commercial banks	72.0	—	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	622.0	—	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	700.0	150.0	850.0
Finland	950.0	—	950.0
France	50.0	250.0	300.0
Netherlands	700.0	—	700.0
Norway	200.0	—	200.0
Total U.S. branches and agency offices of foreign commercial banks	2,600.0	400.0	3,000.0
Total unsecured investment credit exposure	$3,222.0	$400.0	$3,622.0

U.S. Treasury Bills, Agency Securities, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $4.0 billion and $3.9 billion at March 31, 2017 and December 31, 2016, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio was $6.5 billion at March 31, 2017 and $6.6 billion at December 31, 2016.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades.

Current ratings are in the table below. The carrying value of the Bank’s private label MBS portfolio at March 31, 2017 was $1.0 billion, which was a decrease of $60.6 million from December 31, 2016. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at March 31, 2017 was $65.8 million compared to $67.4 million at December 31, 2016. The weighted average prices on OTTI securities were 87.5 and 87.2 at March 31, 2017 and December 31, 2016, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from four third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2016, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2016 Form 10-K.

Approximately 13.5% of the Bank’s MBS portfolio at March 31, 2017 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of March 31, 2017.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$1.5	$15.7	$—	$17.2
A	5.1	22.1	—	27.2
BBB	132.9	8.2	3.2	144.3
Below investment grade:
BB	94.3	14.3	—	108.6
B	46.5	31.4	—	77.9
CCC	6.9	72.2	—	79.1
CC	1.0	—	—	1.0
D	300.6	343.0	1.7	645.3
Unrated	1.8	—	—	1.8
Total	$590.6	$506.9	$4.9	$1,102.4
Amortized cost	$525.9	$413.2	$4.2	$943.3
Gross unrealized losses (1)	(0.9)	(1.3)	(0.2)	(2.4)
Fair value	562.5	442.9	4.1	1,009.5
OTTI (2):
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	—	(0.7)	—	(0.7)
Net OTTI losses, credit portion	$—	$(0.7)	$—	$(0.7)
Weighted average fair value/par	95.2%	87.4%	83.7%	91.6%
Original weighted average credit support	6.6	9.9	10.0	8.1
Weighted-average credit support - current	7.6	5.5	35.0	6.8
Weighted avg. collateral delinquency (3)	9.9	15.2	17.7	12.4
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $226.6 million and $215.6 million, respectively at March 31, 2017.
(2) For the three months ended March 31, 2017.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $0.7 million and $0.2 million of credit-related OTTI charges in earnings during the three months ended March 31, 2017 and 2016, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its first quarter of 2017 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.0	6.8	26.0	6.6
Alt-A	13.2	15.8	36.3	5.5
Subprime	4.2	26.4	54.7	35.0
Total Private Label Residential MBS	13.1	11.1	31.0	6.2

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	March 31, 2017	March 31, 2016
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	40	43
Total OTTI credit loss recorded life-to-date	$456.8	$456.1
Principal write-downs on private label MBS	(146.2)	(143.4)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(114.7)
Private label MBS matured (less principal write-downs realized)	(4.4)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$189.7	$193.6

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $6.7 million and $6.0 million for the first quarters of 2017 and 2016, respectively; and $118.8 million life-to-date. The OTTI recovered through interest income was recognized on 35 and 37 private label MBS securities for the three months of 2017 and 2016, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first three months of 2017 and 2016.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing price forecast by five percentage points and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at March 31, 2017. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current b est estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, although the CE is not rated. The CE was originally established to be sufficient such that a Master Commitment (MC) has a AA credit rating. The Bank has revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. The Bank had net mortgage loans held for portfolio of $3.4 billion after an allowance for credit losses of $6.2 million at both March 31, 2017 and December 31, 2016.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2017, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2017, $27.4 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2017 was $8.0 million and $3.2 million, respectively. As of December 31, 2016, the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $8.7 million and $3.5 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2016 Form 10-K for a description of the BOB program. At March 31, 2017, the allowance for credit losses on BOB loans was $2.0 million, a decrease of $0.2 million from December 31, 2016.

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

The Bank uses CME Clearing as the Clearing House for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin is considered cash collateral. A discussion of the update to the Bank's accounting policy is in the Critical Accounting Policies and Estimates section of this Item 2.

The Bank is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements, daily settlement and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements.

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2017.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2017.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2017 and December 31, 2016.

(in millions)	March 31, 2017
Credit Rating (1)	Notional Amount	Net Present Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparties and Variation Margin for Daily Settled Contracts (2)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$8.0	$—	$—	$—
A	269.3	0.5	—	0.5
Liability positions with credit exposure:
Uncleared derivatives
A	3,125.8	(22.2)	23.5	1.3
Cleared derivatives (3)	26,950.8	(55.8)	108.2	52.4
Total derivative positions with credit exposure to non-member counterparties	30,353.9	(77.5)	131.7	54.2
Member institutions (4)	18.2	—	—	—
Total	$30,372.1	$(77.5)	$131.7	$54.2
Derivative positions without credit exposure	3,722.9
Total notional	$34,095.0

(in millions)	December 31, 2016
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$18.0	$—	$—	$—
A	269.3	0.3	—	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,601.4	(17.2)	19.8	2.6
BBB	1,605.7	(15.7)	15.8	0.1
Cleared derivatives (3)	32,772.9	(50.1)	129.0	78.9
Total derivative positions with credit exposure to non-member counterparties	37,267.3	(82.7)	164.6	81.9
Member institutions (4)	15.4	—	—	—
Total	$37,282.7	$(82.7)	$164.6	$81.9
Derivative positions without credit exposure	2,491.4
Total notional	$39,774.1
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2017. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Includes accumulated variation margin payments for daily settled contracts of $36.2 million at March 31, 2017.
(3) Represents derivative transactions cleared through Clearing Houses.
(4) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of March 31, 2017 and December 31, 2016.

Notional Greater Than 10%	March 31, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Morgan Stanley Capital	BBB	$1,579.4	22.1	BBB	$1,605.7	22.9
Bank of America, NA	A	1,150.1	16.1	A	1,130.6	16.2
Deutsche Bank AG	BBB	791.6	11.1	BBB	784.5	11.2
Credit Suisse International	A	745.0	10.4	(1)	(1)	(1)
Wells Fargo, NA	AA	732.0	10.2	(1)	(1)	(1)
All others	n/a	2,146.0	30.1	n/a	3,480.4	49.7
Total		$7,144.1	100.0		$7,001.2	100.0

Net Credit Exposure Greater Than 10%	March 31, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
BNP Paribas	A	$0.6	28.5	(2)	(2)	(2)
Credit Suisse	A	0.5	28.1	A	$1.4	45.9
Societe Generale	A	0.3	13.0	(3)	(3)	(3)
Bank of America, NA	A	0.2	11.4	A	0.9	29.7
All others	n/a	0.3	19.0	n/a	0.7	24.4
Total		$1.9	100.0		$3.0	100.0
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

(in millions)	March 31, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$10.0	$10.0	$10.3	$11.3	$11.3	$12.3
France	8.7	8.7	8.6	10.1	10.1	6.8
United Kingdom	3.6	—	—	3.5	—	—
Germany	2.9	—	—	3.8	—	—
Total	$25.2	$18.7	$18.9	$28.7	$21.4	$19.1
Note: The average maturity of these derivative contracts is February 2022 at March 31, 2017 and November 2021 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	March 31, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$0.6	$—	$—	$—	$—	$—
Germany	—	—	—	0.1	—	—
Switzerland	—	—	—	0.3	—	—
Total	$0.6	$—	$—	$0.4	$—	$—
Note: The average maturity of these derivative contracts is November 2019 at March 31, 2017 and October 2019 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these strategies through a focus on maintaining a liquidity and funding balance between its financial assets and financial liabilities and are described further in the Bank's 2016 Form 10-K. The Bank and the OF jointly monitor the combined refinancing risk of the FHLBank system. In managing and monitoring the amounts of assets that require refunding, the Bank may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of March 31, 2017. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2017, the Bank’s consolidated obligation bonds outstanding decreased to $65.5 billion compared to $67.2 billion at December 31, 2016. The Bank also issues discount notes, which are shorter-term consolidated obligations. Total discount notes outstanding at March 31, 2017 decreased to $24.2 billion compared to $28.5 billion at December 31, 2016. The Bank executed a majority of its funding during a period in the first quarter of 2017 when the funding spread (i.e., the cost of debt relative to LIBOR) had widened. This was the primary reason that the Bank's net interest margin significantly increased during the first quarter. The funding spread deteriorated towards the end of the first quarter.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At March 31, 2017, callable bonds issued by the Bank were down approximately $0.3 billion from December 31, 2016. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2016 Form 10-K for additional information. The Bank was in compliance with these requirements at March 31, 2017.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At March 31, 2017 and December 31, 2016, excess contingency liquidity was approximately $18.9 billion and $27.6 billion, respectively.

Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2016 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt w ithout Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2016 Form 10-K for additional information.

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

Business Risk. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning. For additional information, on operating and business risks, see the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2016 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Interest income:
Advances	$206,222	$131,856
Prepayment fees on advances, net	83	77
Interest-bearing deposits	178	339
Securities purchased under agreements to resell	182	424
Federal funds sold	9,395	6,307
Trading securities	2,816	2,816
Available-for-sale (AFS) securities	43,994	38,800
Held-to-maturity (HTM) securities	15,575	14,520
Mortgage loans held for portfolio	30,807	29,700
Total interest income	309,252	224,839
Interest expense:
Consolidated obligations - discount notes	34,941	33,262
Consolidated obligations - bonds	165,220	109,643
Mandatorily redeemable capital stock	63	74
Deposits	789	396
Other borrowings	6	2
Total interest expense	201,019	143,377
Net interest income	108,233	81,462
Provision (benefit) for credit losses	(2)	226
Net interest income after provision (benefit) for credit losses	108,235	81,236
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—
OTTI losses reclassified to (from) AOCI (Note 5)	(664)	(239)
Net OTTI losses, credit portion (Note 5)	(664)	(239)
Net gains on trading securities (Note 2)	2,285	17,274
Net realized gains from sales of AFS securities (Note 3)	—	12,708
Net gains (losses) on derivatives and hedging activities (Note 9)	4,430	(35,621)
Standby letters of credit fees	6,086	6,299
Other, net	646	416
Total other noninterest income	12,783	837
Other expense:
Compensation and benefits	15,138	10,222
Other operating	6,535	6,303
Finance Agency	1,409	1,655
Office of Finance	1,464	1,057
Total other expense	24,546	19,237
Income before assessments	96,472	62,836
Affordable Housing Program (AHP) assessment	9,654	6,291
Net income	$86,818	$56,545

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
Net income	$86,818	$56,545
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains	31,375	37,804
Reclassification of realized (gains) included in net income	—	(11,291)
Total net unrealized gains on AFS	31,375	26,513
Net non-credit portion of OTTI losses on AFS securities:
Net change in fair value of OTTI securities	(2,287)	(12,050)
Reclassification of net (gains) included in net income	—	(1,417)
Net amount of impairment losses reclassified to noninterest income	664	239
Total net non-credit portion of OTTI (losses) on AFS securities	(1,623)	(13,228)
Reclassification of net (gains) included in net income relating to hedging activities	(7)	(7)
Pension and post-retirement benefits	86	43
Total other comprehensive income	29,831	13,321
Total comprehensive income	$116,649	$69,866

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$2,550,844	$3,587,605
Interest-bearing deposits	5,371	5,909
Federal funds sold	4,700,000	3,222,000
Securities purchased under agreements to resell	1,750,000	2,000,000
Investment securities:
Trading securities (Note 2)	398,250	395,247
AFS securities at fair value (Note 3)	8,979,585	9,038,081
HTM securities; fair value of $2,899,699 and $2,576,982 respectively (Note 4)	2,888,990	2,566,135
Total investment securities	12,266,825	11,999,463
Advances, net (Note 6)	70,316,720	76,808,704
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $6,204 and $6,231, respectively (Note 8)	3,418,354	3,390,727
Banking on Business (BOB) loans, net of allowance for credit losses of $2,022 and $2,177, respectively (Note 8)	12,242	12,276
Accrued interest receivable	131,564	124,247
Premises, software and equipment, net	8,888	9,762
Derivative assets (Note 9)	54,323	81,891
Other assets	16,428	17,492
Total assets	$95,231,559	$101,260,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	March 31, 2017	December 31, 2016
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$551,913	$505,430
Noninterest-bearing	50,683	53,461
Total deposits	602,596	558,891
Consolidated obligations, net: (Note 10)
Discount notes	24,190,631	28,500,341
Bonds	65,481,207	67,156,031
Total consolidated obligations, net	89,671,838	95,656,372
Mandatorily redeemable capital stock (Note 11)	5,206	5,216
Accrued interest payable	117,440	117,183
AHP payable	81,246	76,712
Derivative liabilities (Note 9)	10,813	14,010
Other liabilities	105,796	37,777
Total liabilities	90,594,935	96,466,161
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 35,231 and 37,554 shares, respectively	3,523,055	3,755,411
Retained earnings:
Unrestricted	799,532	771,661
Restricted	231,910	214,547
Total retained earnings	1,031,442	986,208
Accumulated Other Comprehensive Income (AOCI)	82,127	52,296
Total capital	4,636,624	4,793,915
Total liabilities and capital	$95,231,559	$101,260,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$86,818	$56,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(1,202)	(4,002)
Net change in derivative and hedging activities	16,920	31,551
Net OTTI credit losses	664	239
Net realized (gains) losses from sales of AFS securities	—	(12,708)
Other adjustments	(3)	226
Net change in:
Trading securities	(3,003)	(17,789)
Accrued interest receivable	(7,317)	(11,566)
Other assets	(152)	1,692
Accrued interest payable	256	25,411
Other liabilities	170	1,349
Net cash provided by operating activities	$93,151	$70,948
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $538 and $72 from other FHLBanks for mortgage loan program)	$18,548	$(123,493)
Securities purchased under agreements to resell	250,000	500,000
Federal funds sold	(1,478,000)	(1,670,000)
AFS securities:
Proceeds (includes $197,999 from sale of AFS securities in 2016)	271,959	509,496
Purchases	(185,182)	(943,689)
HTM securities:
Net change in short-term	(350,000)	—
Proceeds from long-term maturities	125,296	175,767
Purchases of long-term	(25,749)	(19,999)
Advances:
Proceeds	171,014,499	175,711,711
Made	(164,537,200)	(170,167,377)
Mortgage loans held for portfolio:
Proceeds	114,648	100,063
Purchases	(146,982)	(89,624)
Proceeds from sales of foreclosed assets	1,792	2,427
Premises, software and equipment:
Proceeds from sale	—	317
Purchases	(226)	(1,392)
Net cash provided by investing activities	$5,073,403	$3,984,207
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2017	2016
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$43,705	$61,474
Net payments for derivative contracts with financing element	—	(18,504)
Net proceeds from issuance of consolidated obligations:
Discount notes	33,221,723	20,322,844
Bonds	11,068,853	19,230,745
Payments for maturing and retiring consolidated obligations:
Discount notes	(37,538,164)	(34,604,985)
Bonds	(12,725,482)	(9,394,482)
Proceeds from issuance of capital stock	989,060	703,244
Payments for repurchase/redemption of mandatorily redeemable capital stock	(278)	(166)
Payments for repurchase/redemption of capital stock	(1,221,148)	(929,231)
Cash dividends paid	(41,584)	(40,037)
Net cash (used in) financing activities	$(6,203,315)	$(4,669,098)
Net increase (decrease) in cash and due from banks	$(1,036,761)	$(613,943)
Cash and due from banks at beginning of the period	3,587,605	2,376,964
Cash and due from banks at end of the period	$2,550,844	$1,763,021
Supplemental disclosures:
Interest paid	$172,342	$100,228
AHP payments	5,120	4,101
Transfers of mortgage loans to real estate owned	1,340	2,056
Variation margin recharacterized as settlement payments on derivative contracts	44,674	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Comprehensive income	—	—	45,236	11,309	56,545	13,321	69,866
Issuance of capital stock	7,032	703,244	—	—	—	—	703,244
Repurchase/redemption of capital stock	(9,292)	(929,231)	—	—	—	—	(929,231)
Cash dividends	—	—	(40,037)	—	(40,037)	—	(40,037)
March 31, 2016	33,136	$3,313,661	$723,926	$173,852	$897,778	$94,004	$4,305,443

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	69,455	17,363	86,818	29,831	116,649
Issuance of capital stock	9,891	989,060	—	—	—	—	989,060
Repurchase/redemption of capital stock	(12,211)	(1,221,148)	—	—	—	—	(1,221,148)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(268)	—	—	—	—	(268)
Cash dividends	—	—	(41,584)	—	(41,584)	—	(41,584)
March 31, 2017	35,231	$3,523,055	$799,532	$231,910	$1,031,442	$82,127	$4,636,624

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Background Information

The Bank, a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business (as defined by Finance Agency regulation) in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet membership regulation standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, do not hold capital stock.

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. To the extent that any reclassifications were made, the reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in the Bank's 2016 Form 10-K.

Notes to Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank did not adopt any new accounting standards during the first quarter of 2017.

The following table provides a brief description of recently issued, not yet adopted, accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2017-08: Premium Amortization on Purchased Callable Debt Securities	This ASU requires that the amortization period for premiums on certain purchased callable debt securities be shortened to the earliest call date, rather than contractual maturity.	This ASU is effective for the Bank beginning January 1, 2019 and will be adopted on a modified retrospective basis.
The Bank is evaluating the impact of this ASU on its financial statements. At the present time, the Bank does not believe that the impact will be material to its financial condition or results of operations.

ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This ASU requires entities to disaggregate the service cost component of net benefit cost and present it with current compensation costs. Also, it requires that only the service cost component of net benefit cost be eligible for capitalization.

This ASU is effective for the Bank beginning January 1, 2018. The presentation of service costs separately will be adopted on a retrospective basis, and the limiting of capitalization to service costs will be adopted on a prospective basis.

The Bank is evaluating the impact of this ASU on its financial statements. At the present time, the Bank does not believe there will be any impact to its financial condition or results of operations because it does not report income from operations or capitalize pension costs. In addition, the Bank's multiemployer defined benefit plan is not impacted by this ASU.

ASU 2017-05: Gains and Losses from the Derecognition of Nonfinancial Assets
This ASU clarifies that the guidance in ASU 2014-09 on Revenue from Contracts with Customers should also be applied to the accounting for derecognition of nonfinancial assets, including sales of real estate assets such as REO.
This ASU is effective for the Bank in conjunction with ASU 2014-09 beginning January 1, 2018 and may be adopted on a retrospective or modified retrospective basis.
The Bank is evaluating the impact of this ASU on its financial statements. At the present time, the Bank does not believe that the impact will be material to its financial condition or results of operations. See ASU 2014-09 for additional information.

ASU 2016-15: Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	This ASU is focused on reducing diversity in practice in the Statement of Cash Flows by providing clarification on eight classification issues.	This ASU is effective for the Bank no later than January 1, 2018 and will be adopted on a retrospective basis.
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
The Bank is continuing to evaluate the impact of this ASU on its financial statements. Upon adoption, the Bank will increase its assets and liabilities for capitalized leases. The Bank’s most significant lease is its headquarters. Future minimum lease payments under current accounting standards are disclosed in Note 20 - Commitments and Contingencies in the Bank's 2016 Form 10-K. Substantially all of these payments represent the building lease, and the Bank believes it is reasonable to use this as a basis to size the potential impact.

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

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Mutual funds	$8,112	$7,092
GSE and TVA obligations	390,138	388,155
Total	$398,250	$395,247

Notes to Financial Statements (continued)

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $8.2 million and $7.2 million at March 31, 2017 and December 31, 2016, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the first quarter of 2017 and 2016.

	Three months ended March 31,
(in thousands)	2017	2016
Net unrealized gains on trading securities held at period-end	$2,285	$17,274
Net realized gains on trading securities sold/matured during the period	—	—
Net gains on trading securities	$2,285	$17,274

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of March 31, 2017 and December 31, 2016.

	March 31, 2017
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,002	$—	$—	$—	$2,002
GSE and TVA obligations	3,239,072	—	23,176	(5,824)	3,256,424
State or local agency obligations	272,401	—	1,221	(9,349)	264,273
Total non-MBS	$3,513,475	$—	$24,397	$(15,173)	$3,522,699
MBS:
Other U.S. obligations single family MBS	$207,268	$—	$15	$(647)	$206,636
GSE single-family MBS	3,050,871	—	9,773	(6,131)	3,054,513
GSE multifamily MBS	1,547,176	—	7,217	(670)	1,553,723
Private label residential MBS	576,454	(549)	66,350	(241)	642,014
Total MBS	$5,381,769	$(549)	$83,355	$(7,689)	$5,456,886
Total AFS securities	$8,895,244	$(549)	$107,752	$(22,862)	$8,979,585

	December 31, 2016
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,000	$—	$—	$—	$2,000
GSE and TVA obligations	3,181,110	—	11,889	(9,806)	3,183,193
State or local agency obligations	249,675	—	879	(14,142)	236,412
Total non-MBS	$3,432,785	$—	$12,768	$(23,948)	$3,421,605
MBS:
Other U.S. obligations single family MBS	$217,577	$—	$—	$(1,143)	$216,434
GSE single-family MBS	3,218,268	—	5,577	(10,683)	3,213,162
GSE multifamily MBS	1,508,003	—	6,112	(1,211)	1,512,904
Private label residential MBS	606,859	(11)	67,435	(307)	673,976
Total MBS	$5,550,707	$(11)	$79,124	$(13,344)	$5,616,476
Total AFS securities	$8,983,492	$(11)	$91,892	$(37,292)	$9,038,081
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.

Notes to Financial Statements (continued)

(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the Bank's benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $9.1 million and $9.0 million at March 31, 2017 and December 31, 2016, respectively, and are included in Other liabilities in the Statement of Condition.

As of March 31, 2017, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $15.3 million, credit losses of $189.6 million and OTTI-related accretion adjustments of $48.9 million. As of December 31, 2016, these amounts were $14.9 million, $192.6 million and $43.8 million, respectively.

Notes to Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Non-credit portion of OTTI losses	$(549)	$(11)
Net unrealized gains on OTTI securities since their last OTTI credit charge	66,350	67,435
Net non-credit portion of OTTI gains on AFS securities in AOCI	$65,801	$67,424

The following tables summarize the AFS securities with unrealized losses as of March 31, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,656,068	$(5,575)	$92,946	$(249)	$1,749,014	$(5,824)
State or local agency obligations	155,622	(9,349)	—	—	155,622	(9,349)
Total non-MBS	$1,811,690	$(14,924)	$92,946	$(249)	$1,904,636	$(15,173)
MBS:
Other U.S. obligations single family MBS	$45,096	$(39)	$141,222	$(608)	$186,318	$(647)
GSE single-family MBS	319,193	(3,713)	550,860	(2,418)	870,053	(6,131)
GSE multifamily MBS	165,810	(662)	15,836	(8)	181,646	(670)
Private label residential MBS	50,055	(549)	2,919	(241)	52,974	(790)
Total MBS	$580,154	$(4,963)	$710,837	$(3,275)	$1,290,991	$(8,238)
Total	$2,391,844	$(19,887)	$803,783	$(3,524)	$3,195,627	$(23,411)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,976,842	$(8,334)	$155,292	$(1,472)	$2,132,134	$(9,806)
State or local agency obligations	161,288	(14,142)	—	—	161,288	(14,142)
Total non-MBS	$2,138,130	$(22,476)	$155,292	$(1,472)	$2,293,422	$(23,948)
MBS:
Other U.S. obligations single family MBS	$145,946	$(523)	$70,487	$(620)	$216,433	$(1,143)
GSE single-family MBS	1,775,502	(7,920)	351,883	(2,763)	2,127,385	(10,683)
GSE multifamily MBS	461,916	(992)	92,755	(219)	554,671	(1,211)
Private label residential MBS	47,364	(11)	2,853	(307)	50,217	(318)
Total MBS	$2,430,728	$(9,446)	$517,978	$(3,909)	$2,948,706	$(13,355)
Total	$4,568,858	$(31,922)	$673,270	$(5,381)	$5,242,128	$(37,303)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$498,131	$497,770	$378,123	$378,071
Due after one year through five years	1,391,936	1,390,657	1,408,405	1,405,080
Due after five years through ten years	612,943	624,161	644,126	651,857
Due in more than ten years	1,010,465	1,010,111	1,002,131	986,597
AFS securities excluding MBS	3,513,475	3,522,699	3,432,785	3,421,605
MBS	5,381,769	5,456,886	5,550,707	5,616,476
Total AFS securities	$8,895,244	$8,979,585	$8,983,492	$9,038,081

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,428,647	$3,347,980
Variable-rate	84,828	84,805
Total non-MBS	$3,513,475	$3,432,785
Amortized cost of AFS MBS:
Fixed-rate	$1,312,966	$1,343,699
Variable-rate	4,068,803	4,207,008
Total MBS	$5,381,769	$5,550,707
Total amortized cost of AFS securities	$8,895,244	$8,983,492

Realized Gains on AFS Securities. The following table provides a summary of proceeds and gross gains on sales of AFS securities for the first three months of 2017 and 2016, respectively.

	Three months ended March 31,
(in thousands)	2017	2016
Proceeds from sale of AFS securities	$—	$197,999
Gross gains on sale of AFS securities	—	12,708

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of March 31, 2017 and December 31, 2016.

	March 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$750,000	$10	$(11)	$749,999
State or local agency obligations	131,925	—	(10,207)	121,718
Total non-MBS	$881,925	$10	$(10,218)	$871,717
MBS:
Other U.S. obligations single-family MBS	$537,820	$3,977	$—	$541,797
GSE single-family MBS	196,018	2,930	(11)	198,937
GSE multifamily MBS	906,425	16,700	(3,310)	919,815
Private label residential MBS	366,802	2,253	(1,622)	367,433
Total MBS	$2,007,065	$25,860	$(4,943)	$2,027,982
Total HTM securities	$2,888,990	$25,870	$(15,161)	$2,899,699

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$61	$(2)	$400,059
State or local agency obligations	131,925	—	(10,519)	121,406
Total non-MBS	$531,925	$61	$(10,521)	$521,465
MBS:
Other U.S. obligations single-family MBS	$583,550	$3,320	$(138)	$586,732
GSE single-family MBS	212,097	3,097	(23)	215,171
GSE multifamily MBS	843,167	19,288	(3,569)	858,886
Private label residential MBS	395,396	1,932	(2,600)	394,728
Total MBS	$2,034,210	$27,637	$(6,330)	$2,055,517
Total HTM securities	$2,566,135	$27,698	$(16,851)	$2,576,982

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$249,989	$(11)	$—	$—	$249,989	$(11)
State or local agency obligations	13,617	(123)	108,101	(10,084)	121,718	(10,207)
Total non-MBS	$263,606	$(134)	$108,101	$(10,084)	$371,707	$(10,218)
MBS:
GSE single-family MBS	$—	$—	$6,798	$(11)	$6,798	$(11)
GSE multifamily MBS	248,634	(3,310)	—	—	248,634	(3,310)
Private label residential MBS	15,848	(58)	144,321	(1,564)	160,169	(1,622)
Total MBS	$264,482	$(3,368)	$151,119	$(1,575)	$415,601	$(4,943)
Total	$528,088	$(3,502)	$259,220	$(11,659)	$787,308	$(15,161)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$124,998	$(2)	$—	$—	$124,998	$(2)
State or local agency obligations	13,612	(128)	107,794	(10,391)	121,406	(10,519)
Total non-MBS	$138,610	$(130)	$107,794	$(10,391)	$246,404	$(10,521)
MBS:
Other U.S. obligations single-family MBS	$53,513	$(109)	$41,253	$(29)	$94,766	$(138)
GSE single-family MBS	—	—	7,133	(23)	7,133	(23)
GSE multifamily MBS	165,914	(3,569)	—	—	165,914	(3,569)
Private label residential MBS	10,961	(115)	222,585	(2,485)	233,546	(2,600)
Total MBS	$230,388	$(3,793)	$270,971	$(2,537)	$501,359	$(6,330)
Total	$368,998	$(3,923)	$378,765	$(12,928)	$747,763	$(16,851)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$750,000	$749,999	$400,000	$400,059
Due after one year through five years	—	—	—	—
Due after five years through ten years	47,850	45,695	47,850	45,605
Due after ten years	84,075	76,023	84,075	75,801
Total non-MBS	881,925	871,717	531,925	521,465
MBS	2,007,065	2,027,982	2,034,210	2,055,517
Total HTM securities	$2,888,990	$2,899,699	$2,566,135	$2,576,982

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Amortized cost of HTM securities other than MBS:
Fixed-rate	$750,000	$400,000
Variable-rate	131,925	131,925
Total non-MBS	$881,925	$531,925
Amortized cost of HTM MBS:
Fixed-rate	$1,004,694	$952,329
Variable-rate	1,002,371	1,081,881
Total MBS	$2,007,065	$2,034,210
Total HTM securities	$2,888,990	$2,566,135

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, the amount of which could be up to the difference between the security's amortized cost basis and its fair value, and records any difference in its Statement of Income. For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2016 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - Other-than-Temporary Impairment Analysis to the audited financial statements in the Bank’s 2016 Form 10-K.

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which is based upon an assessment of the individual housing markets. During the first quarter of 2017, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (5.0)% to 10.0% over the 12 month period beginning January 1, 2017. For the vast majority of markets the short-term forecast has changes from zero to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of March 31, 2017. The "Total OTTI securities" balances below summarize the Bank’s securities as of March 31, 2017 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$319,422	$256,094	$291,469
Alt-A	409,583	316,174	346,455
Subprime	1,723	1,026	1,171
Total OTTI securities	730,728	573,294	639,095
Private label MBS with no OTTI	3,160	3,160	2,919
Total AFS private label MBS	$733,888	$576,454	$642,014
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
(in thousands)	2017	2016
Beginning balance	$236,460	$265,379
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	664	239
Reductions:
Securities sold and matured during the period(2)	—	(2,081)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(6,674)	(6,044)
Ending balance	$230,450	$257,493
Notes:
(1) For the three months ended March 31, 2017 and 2016, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1 of 2017 and 2016, respectively.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At March 31, 2017, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at March 31, 2017.

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

At March 31, 2017 and December 31, 2016, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.55% to 7.40%. AHP subsidized advances have interest rates ranging from 2.00% to 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2017 and December 31, 2016.

Notes to Financial Statements (continued)

(dollars in thousands)	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$31,333,825	1.10%	$38,571,864	0.91%
Due after 1 year through 2 years	12,024,328	1.32	14,310,133	1.14
Due after 2 years through 3 years	11,387,355	1.33	7,477,536	1.29
Due after 3 years through 4 years	9,861,779	1.36	8,488,404	1.22
Due after 4 years through 5 years	4,907,297	1.40	7,161,763	1.23
Thereafter	843,482	2.68	825,608	2.64
Total par value	70,358,066	1.25%	76,835,308	1.07%
Discount on AHP advances	(2)		(2)
Deferred prepayment fees	(3,204)		(4,625)
Hedging adjustments	(38,140)		(21,977)
Total book value	$70,316,720		$76,808,704

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At March 31, 2017 and December 31, 2016, the Bank had convertible advances outstanding of $0.4 billion and $0.5 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). At March 31, 2017 and December 31, 2016, the Bank had $10.7 billion and $12.3 billion of returnable advances, respectively. At March 31, 2017 and December 31, 2016, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of March 31, 2017 and December 31, 2016.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Due in 1 year or less	$33,033,825	$40,221,864	$31,452,325	$38,791,364
Due after 1 year through 2 years	10,614,328	12,700,133	11,931,328	14,116,133
Due after 2 years through 3 years	11,122,355	7,462,536	11,381,855	7,472,036
Due after 3 years through 4 years	9,836,779	8,463,404	9,861,779	8,488,404
Due after 4 years through 5 years	4,907,297	7,161,763	4,907,297	7,161,763
Thereafter	843,482	825,608	823,482	805,608
Total par value	$70,358,066	$76,835,308	$70,358,066	$76,835,308

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Fixed-rate – overnight	$2,025,356	$4,696,431
Fixed-rate – term:
Due in 1 year or less	12,542,259	16,177,369
Thereafter	10,344,641	9,815,844
Total fixed-rate	24,912,256	30,689,644
Variable-rate:
Due in 1 year or less	16,766,210	17,698,064
Thereafter	28,679,600	28,447,600
Total variable-rate	45,445,810	46,145,664
Total par value	$70,358,066	$76,835,308

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2017, the Bank had advances of $53.9 billion outstanding to the five largest borrowers, which represented 76.7% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at March 31, 2017.

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

The following table presents balances as of March 31, 2017 and December 31, 2016 for mortgage loans held for portfolio.

(in thousands)	March 31, 2017	December 31, 2016
Fixed-rate long-term single-family mortgages (1)	$3,057,245	$3,013,181
Fixed-rate medium-term single-family mortgages (1)	284,295	299,900
Total par value	3,341,540	3,313,081
Premiums	59,259	59,032
Discounts	(3,927)	(3,926)
Hedging adjustments	27,686	28,771
Total mortgage loans held for portfolio	$3,424,558	$3,396,958
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Conventional loans	$3,121,469	$3,088,810
Government-guaranteed/insured loans	220,071	224,271
Total par value	$3,341,540	$3,313,081

See Note 8 - Allowance for Credit Losses for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Note 8 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank’s portfolio segments: credit products, government-guaranteed or insured MPF loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

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

Notes to Financial Statements (continued)

entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2017 and December 31, 2016, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2017 and December 31, 2016, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At March 31, 2017 and December 31, 2016, the MPF exposure under the FLA was $24.1 million and $24.0 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.9 million and $0.8 million for the first quarter of 2017 and 2016, respectively.

Individually Evaluated Mortgage Loans. The Bank evaluates certain conventional mortgage loans for impairment individually. This includes impaired loans considered collateral-dependent where repayment is expected to be provided by the sale of the underlying property, which primarily consists of MPF loans that are 180 days or more delinquent, TDRs and other loans where the borrower has filed for bankruptcy.

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

Notes to Financial Statements (continued)

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended March 31,
(in thousands)	2017	2016
Balance, beginning of period	$6,231	$5,665
(Charge-offs) Recoveries, net (1)	(219)	34
Provision for credit losses	192	263
Balance, March 31	$6,204	$5,962
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	March 31, 2017	December 31, 2016
Ending balance, individually evaluated for impairment	$4,907	$5,105
Ending balance, collectively evaluated for impairment	1,297	1,126
Total allowance for credit losses	$6,204	$6,231
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$58,557	$58,522
Collectively evaluated for impairment	3,155,261	3,122,847
Total recorded investment	$3,213,818	$3,181,369

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

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended March 31,
(in thousands)	2017	2016
Balance, beginning of period	2,177	2,052
(Charge-offs) Recoveries, net	(134)	(196)
Provision (benefit) for credit losses	(21)	48
Balance, March 31	$2,022	$1,904

Notes to Financial Statements (continued)

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans. At March 31, 2017 and at December 31, 2016, the total recorded investments and related allowances for credit losses for BOB loans were all or substantively all characterized by loans collectively evaluated for impairment.

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	March 31, 2017
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$42,242	$11,626	$—	$53,868
Past due 60-89 days	8,981	3,590	—	12,571
Past due 90 days or more	21,603	4,560	134	26,297
Total past due loans	$72,826	$19,776	$134	$92,736
Total current loans	3,140,992	208,248	14,224	3,363,464
Total loans	$3,213,818	$228,024	$14,358	$3,456,200
Other delinquency statistics:
In process of foreclosures, included above (2)	$12,424	$1,410	$—	$13,834
Serious delinquency rate (3)	0.7%	2.0%	0.9%	0.8%
Past due 90 days or more still accruing interest	$—	$4,560	$—	$4,560
Loans on nonaccrual status	$24,405	$—	$134	$24,539

(in thousands)	December 31, 2016
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$45,687	$14,293	$—	$59,980
Past due 60-89 days	9,194	3,371	50	12,615
Past due 90 days or more	21,386	4,179	204	25,769
Total past due loans	$76,267	$21,843	$254	$98,364
Total current loans	3,105,102	210,624	14,287	3,330,013
Total loans	$3,181,369	$232,467	$14,541	$3,428,377
Other delinquency statistics:
In process of foreclosures, included above (2)	$11,464	$1,077	$—	$12,541
Serious delinquency rate (3)	0.7%	1.8%	1.4%	0.8%
Past due 90 days or more still accruing interest	$—	$4,179	$—	$4,179
Loans on nonaccrual status	$24,092	$—	$253	$24,345
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

	March 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,291	$33,942	$—
With a related allowance:
Conventional MPF loans	24,266	23,970	4,907
Total:
Conventional MPF loans	$58,557	$57,912	$4,907

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,687	$34,344	$—
With a related allowance:
Conventional MPF loans	23,835	23,577	5,105
Total:
Conventional MPF loans	$58,522	$57,921	$5,105

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended March 31, 2017		Three months ended March 31, 2016
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$59,287	$587	$62,359	$561
Notes:
(1) Includes gross charge-offs.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $13.6 million and $14.1 million as of March 31, 2017 and December 31, 2016, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral, which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $4.1 million and $3.9 million of REO reported in Other assets on the Statement of Condition at March 31, 2017 and December 31, 2016, respectively.

Purchases, Sales and Reclassifications. During the three months ended March 31, 2017 and 2016, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Notes to Financial Statements (continued)

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank's derivative transactions, see Note 11 to the audited financial statements in the Bank's 2016 Form 10-K.

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

The Bank uses CME Clearing as the Clearing House for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin continues to be considered cash collateral.

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional amount, net present value of derivative instruments including related accrued interest (excluding fair value adjustments related to variation margin on daily settled contracts) and total derivatives assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments, cash collateral and variation margin for daily settled contracts.

	March 31, 2017
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,340,451	$77,255	$143,580
Derivatives not designated as hedging instruments:
Interest rate swaps	$7,481,241	$18,258	$57,402
Interest rate caps	1,255,000	4,109	—
Mortgage delivery commitments	18,207	49	15
Total derivatives not designated as hedging instruments:	$8,754,448	$22,416	$57,417
Total derivatives before netting and collateral adjustments	$34,094,899	$99,671	$200,997
Netting adjustments, cash collateral, and variation margin for daily settled contracts(1)		(45,348)	(190,184)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$54,323	$10,813

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,133,421	$71,335	$142,648
Derivatives not designated as hedging instruments:
Interest rate swaps	$9,370,245	$21,429	$58,158
Interest rate caps	1,255,000	4,686	—
Mortgage delivery commitments	15,450	26	98
Total derivatives not designated as hedging instruments:	$10,640,695	$26,141	$58,256
Total derivatives before netting and collateral adjustments	$39,774,116	$97,476	$200,904
Netting adjustments and cash collateral(1)		(15,585)	(186,894)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$81,891	$14,010
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. The March 31, 2017 table also includes fair value adjustment for which variation margin is characterized as a daily settled contract. Cash collateral posted was $144.8 million and $171.3 million at March 31, 2017 and December 31, 2016. Cash collateral received was immaterial for both March 31, 2017 and December 31, 2016. Variation margin for daily settled contracts was $36.2 million at March 31, 2017.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended March 31,
(in thousands)	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$658	$(5,147)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$5,188	$(31,524)
Interest rate caps	(576)	(1,200)
Net interest settlements	(864)	279
Mortgage delivery commitments	(37)	1,965
Other	6	6
Total net gains (losses) related to derivatives not designated as hedging instruments	$3,717	$(30,474)
Other - price alignment amount on derivatives for which variation margin is characterized as a daily settled contract	55	—
Net gains (losses) on derivatives and hedging activities	$4,430	$(35,621)
Note:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness.

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2017 and 2016.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2017
Hedged item type:
Advances	$15,913	$(15,917)	$(4)	$(9,974)
Consolidated obligations – bonds	(11,151)	11,676	525	6,349
AFS securities	6,275	(6,138)	137	(4,905)
Total	$11,037	$(10,379)	$658	$(8,530)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2016
Hedged item type:
Advances	$(60,961)	$61,242	$281	$(41,152)
Consolidated obligations – bonds	56,096	(57,896)	(1,800)	24,415
AFS securities	(64,570)	60,942	(3,628)	(6,074)
Total	$(69,435)	$64,288	$(5,147)	$(22,811)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(0.7) million and $(1.0) million for the first quarter of 2017 and 2016, respectively of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first quarter of 2017 or 2016.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

Uncleared Derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives.

Generally, the Bank’s ISDA agreements for uncleared derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2017 was $46.2 million, for which the Bank has posted cash collateral with a fair value of approximately $36.7 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $8.6 million of collateral to its derivative counterparties at March 31, 2017.

Cleared Derivatives. For cleared derivatives, the Clearing Houses are the Bank's counterparties. The Clearing House notifies the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily,

Notes to Financial Statements (continued)

through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The amount disclosed is the accumulated variation margin paid.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2017.

Notes to Financial Statements (continued)

Offsetting of Derivative Assets and Derivative Liabilities. When it has met the netting requirements, the Bank presents derivative instruments, related cash collateral, including initial and certain variation margin, received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty. The following tables present separately the net present value of derivative instruments meeting or not meeting netting requirements. Gross recognized amounts do not include the related collateral received from or pledged to counterparties and variation margin for daily settled contracts. Net amounts reflect the adjustments of collateral received from or pledged to counterparties and variation margin for daily settled contracts.

(in thousands)	March 31, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$13,471	$13,778
Cleared derivatives	86,151	83,672
Total gross recognized amount	99,622	97,450
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)
Uncleared derivatives	(11,608)	(10,792)
Cleared derivatives	(33,740)	(4,793)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)	(45,348)	(15,585)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	1,863	2,986
Cleared derivatives	52,411	78,879
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	54,274	81,865
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	49	26
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	49	26
Total derivative assets:
Uncleared derivatives	1,912	3,012
Cleared derivatives	52,411	78,879
Total derivative assets as reported in the Statement of Condition	54,323	81,891
Net unsecured amount:
Uncleared derivatives	1,912	3,012
Cleared derivatives	52,411	78,879
Total net unsecured amount	$54,323	$81,891

Notes to Financial Statements (continued)

(in thousands)	March 31, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$59,066	$67,047
Cleared derivatives	141,916	133,759
Total gross recognized amount	200,982	200,806
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)
Uncleared derivatives	(48,268)	(53,135)
Cleared derivatives	(141,916)	(133,759)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)	(190,184)	(186,894)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	10,798	13,912
Cleared derivatives	—	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	10,798	13,912
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	15	98
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	15	98
Total derivative liabilities
Uncleared derivatives	10,813	14,010
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	10,813	14,010
Net unsecured amount:
Uncleared derivatives	10,813	14,010
Cleared derivatives	—	—
Total net unsecured amount	$10,813	$14,010
Note:
(1) Variation margin for daily settled contracts was $36.2 million at March 31, 2017.
(2) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest rate futures or forwards).

Notes to Financial Statements (continued)

Note 10 – Consolidated Obligations

Consolidated obligations consist of consolidated bonds and consolidated discount notes. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants to have issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. The Bank records as a liability its specific portion of consolidated obligations for which it is the primary obligor.
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $959.3 billion and $989.3 billion at March 31, 2017 and December 31, 2016, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2016 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Par value of consolidated bonds:
Fixed-rate	$26,307,820	$30,020,671
Step-up	1,850,000	1,620,000
Floating-rate	36,980,000	35,155,000
Conversion bonds - fixed to floating	400,000	400,000
Total par value	65,537,820	67,195,671
Bond premiums	63,625	68,812
Bond discounts	(7,533)	(7,732)
Concession fees	(6,574)	(6,706)
Hedging adjustments	(106,131)	(94,014)
Total book value	$65,481,207	$67,156,031

Notes to Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$45,429,710	0.89%	$45,660,600	0.77%
Due after 1 year through 2 years	7,283,695	1.26	8,767,580	1.16
Due after 2 years through 3 years	4,563,480	1.43	4,575,505	1.36
Due after 3 years through 4 years	2,073,530	1.73	2,225,710	1.74
Due after 4 years through 5 years	2,074,850	2.02	1,884,400	2.05
Thereafter	4,000,850	2.30	3,958,850	2.26
Index amortizing notes	111,705	4.75	123,026	4.74
Total par value	$65,537,820	1.13%	$67,195,671	1.02%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Noncallable	$60,232,320	$61,585,171
Callable	5,305,500	5,610,500
Total par value	$65,537,820	$67,195,671

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2017 and December 31, 2016.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2017	December 31, 2016
Due in 1 year or less	$50,277,210	$50,586,100
Due after 1 year through 2 years	7,291,695	8,482,580
Due after 2 years through 3 years	4,421,980	4,375,505
Due after 3 years through 4 years	1,446,530	1,649,210
Due after 4 years through 5 years	886,850	849,400
Thereafter	1,101,850	1,129,850
Index amortizing notes	111,705	123,026
Total par value	$65,537,820	$67,195,671

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2017 and December 31, 2016.

(dollars in thousands)	March 31, 2017	December 31, 2016
Book value	$24,190,631	$28,500,341
Par value	24,220,513	28,529,619
Weighted average interest rate (1)	0.66%	0.51%
Notes:
(1) Represents an implied rate.

Notes to Financial Statements (continued)

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2016 Form 10-K. At March 31, 2017, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $3.2 billion in B1 membership stock and B2 activity stock at March 31, 2017, respectively. The Bank had $0.3 billion and $3.4 billion in B1 membership stock and B2 activity stock at December 31, 2016, respectively.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,001,663	$4,559,703	$907,515	$4,746,834
Total capital-to-asset ratio	4.0%	4.8%	4.0%	4.7%
Total regulatory capital	3,809,262	4,559,703	4,050,403	4,746,834
Leverage ratio	5.0%	7.2%	5.0%	7.0%
Leverage capital	4,761,578	6,839,553	5,063,004	7,120,252

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 15, 2017, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2016. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2017.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2017 and December 31, 2016.

(dollars in thousands)	March 31, 2017
Member (1)	Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE	$877,669	24.9%
PNC Bank, N.A., Pittsburgh, PA	859,402	24.4
Ally Bank, Midvale, UT	359,404	10.2

(dollars in thousands)	December 31, 2016
Member (1)	Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE	$873,834	23.2%
PNC Bank, N.A., Pittsburgh, PA	859,402	22.9
Ally Bank, Midvale, UT	577,404	15.4
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

The Bank had $5.2 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements at both March 31, 2017 and December 31, 2016,

Notes to Financial Statements (continued)

respectively. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three months ended March 31, 2017 and 2016.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
(in thousands)	2017	2016
Balance, beginning of the period	$5,216	$6,053
Capital stock subject to mandatory redemption reclassified from capital	268	—
Redemption/repurchase of mandatorily redeemable stock	(278)	(166)
Balance, end of the period	$5,206	$5,887

As of March 31, 2017, the total mandatorily redeemable capital stock reflected the balance for four institutions. Three institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	22	—
Due after 2 years through 3 years	381	419
Due after 3 years through 4 years	4,653	4,797
Due after 4 years through 5 years	150	—
Total	$5,206	$5,216

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2017, retained earnings were $1,031.4 million, including $799.5 million of unrestricted retained earnings and $231.9 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February 2017 and April 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended March 31, 2017 and 2016.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	37,804	(9,960)	—	—	—	27,844
Net change in fair value of OTTI securities	—	(2,090)	—	—	—	(2,090)
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	(11,291)	(1,417)				(12,708)
Noncredit OTTI to credit OTTI	—	239	—	—	—	239
Amortization on hedging activities	—	—	—	(7)	—	(7)
Pension and post-retirement	—	—	—	—	43	43
March 31, 2016	$35,261	$59,742	$—	$240	$(1,239)	$94,004

December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	31,375	(1,086)	—	—	—	30,289
Net change in fair value of OTTI securities	—	(1,201)	—	—	—	(1,201)
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	664	—	—	—	664
Amortization on hedging activities	—	—	—	(7)	—	(7)
Pension and post-retirement	—	—	—	—	86	86
March 31, 2017	$18,540	$65,801	$—	$216	$(2,430)	$82,127

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	March 31, 2017	December 31, 2016
Investments	$253,675	$242,835
Advances	53,891,650	60,916,692
Letters of credit (1)	5,737,031	6,236,508
MPF loans	809,601	880,877
Deposits	19,020	16,510
Capital stock	2,441,762	2,707,466
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to prepayment fees on advances and interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2017	2016
Interest income on investments	$1,346	$609
Interest income on advances (1)	159,925	75,303
Interest income on MPF loans	11,182	13,987
Letters of credit fees	1,873	2,317
Note:
(1) For the three months ended March 31, 2017, balances include contractual interest income of $163.8 million and net interest settlements on derivatives in fair value hedge relationships of $(5.2) million. Total amortization of basis adjustments was $1.3 million. For the three months ended March 31, 2016, balances include contractual interest income of $100.4 million and net interest settlements on derivatives in fair value hedge relationships of $(25.1) million; amortization of basis adjustments was immaterial.

The following table includes the MPF activity of the related party members.

	Three months ended March 31,
(in thousands)	2017	2016
Total MPF loan volume purchased	$3,530	$2,661

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2017	2016
Servicing fee expense	$429	$310

(in thousands)	March 31, 2017	December 31, 2016
Interest-bearing deposits maintained with FHLBank of Chicago	$5,371	$5,909

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2017 and 2016, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2017 and 2016, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2017 and 2016.

Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2016 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2017 and December 31, 2016. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2017 and December 31, 2016 are presented in the table below.

Fair Value Summary Table
	March 31, 2017
(in thousands)	Carrying Value	Level 1	Level 2 (1)	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,550,844	$2,550,844	$—	$—	$—	$2,550,844
Interest-bearing deposits	5,371	—	5,371	—	—	5,371
Federal funds sold	4,700,000	—	4,699,941	—	—	4,699,941
Securities purchased under agreement to resell	1,750,000	—	1,749,973	—	—	1,749,973
Trading securities	398,250	8,112	390,138	—	—	398,250
AFS securities	8,979,585	2,002	8,335,569	642,014	—	8,979,585
HTM securities	2,888,990	—	2,532,266	367,433	—	2,899,699
Advances	70,316,720	—	70,431,589	—	—	70,431,589
Mortgage loans held for portfolio, net	3,418,354	—	3,419,046	—	—	3,419,046
BOB loans, net	12,242	—	—	12,242	—	12,242
Accrued interest receivable	131,564	—	131,564	—	—	131,564
Derivative assets	54,323	—	99,671	—	(45,348)	54,323
Liabilities:
Deposits	$602,596	$—	$602,598	$—	$—	$602,598
Discount notes	24,190,631	—	24,186,335	—	—	24,186,335
Bonds	65,481,207	—	65,513,998	—	—	65,513,998
Mandatorily redeemable capital stock (3)	5,206	5,269	—	—	—	5,269
Accrued interest payable (3)	117,440	—	117,377	—	—	117,377
Derivative liabilities	10,813	—	200,997	—	(190,184)	10,813

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,587,605	$3,587,605	$—	$—	$—	$3,587,605
Interest-bearing deposits	5,909	—	5,909	—	—	5,909
Federal funds sold	3,222,000	—	3,221,945	—	—	3,221,945
Securities purchased under agreement to resell	2,000,000	—	1,999,962	—	—	1,999,962
Trading securities	395,247	7,092	388,155	—	—	395,247
AFS securities	9,038,081	2,000	8,362,105	673,976	—	9,038,081
HTM securities	2,566,135	—	2,182,254	394,728	—	2,576,982
Advances	76,808,704	—	76,843,531	—	—	76,843,531
Mortgage loans held for portfolio, net	3,390,727	—	3,403,217	—	—	3,403,217
BOB loans, net	12,276	—	—	12,276	—	12,276
Accrued interest receivable	124,247	—	124,247	—	—	124,247
Derivative assets	81,891	—	97,476	—	(15,585)	81,891
Liabilities:
Deposits	$558,891	$—	$558,895	$—	$—	$558,895
Discount notes	28,500,341	—	28,499,258	—	—	28,499,258
Bonds	67,156,031	—	67,163,445	—	—	67,163,445
Mandatorily redeemable capital stock (3)	5,216	5,286	—	—	—	5,286
Accrued interest payable (3)	117,183	—	117,113	—	—	117,113
Derivative liabilities	14,010	—	200,904	—	(186,894)	14,010
Notes:
(1) As of March 31, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of March 31, 2017, the Bank continues to report accumulated variation margin paid on cleared derivatives with collateral, although they are accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Variation margin for daily settled contracts was $36.2 million at March 31, 2017.
(3) The estimated fair value amount for the mandatorily redeemable capital stock line item includes accrued dividend interest; this amount is excluded from the estimated fair value for the accrued interest payable line item.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of

Notes to Financial Statements (continued)

the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2017 and 2016.

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

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2017 and December 31, 2016. These instruments’ maturity term is overnight.

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

Notes to Financial Statements (continued)

As of March 31, 2017, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for nearly all of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of March 31, 2017, the Bank classified private label MBS as Level 3.

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

Derivative Assets/Liabilities. The Bank bases the fair values of derivatives with similar terms on market prices, when available. However, market prices do not exist for many types of derivative instruments. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. In addition, the fair value estimates for these instruments include accrued interest receivable/payable which approximate their carrying values due to their short-term nature.

The discounted cash flow analysis used to determine the net present value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

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

The Bank is subject to credit risk on uncleared derivatives transactions due to the potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank has entered into netting arrangements and security agreements that provide for delivery of collateral at specified levels. As a result, uncleared derivatives are recognized as collateralized-to-market and the fair value of uncleared derivatives excludes netting adjustments and collateral. The Bank has evaluated the potential for fair value adjustment due to uncleared counterparty credit risk and has concluded that no adjustments are necessary.

The Bank's credit risk exposure on cleared derivatives is mitigated by the substitution of a central counterparty for individual counterparties. In addition, the CME Clearing rulebook requires delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Therefore, the fair value of cleared derivatives is reduced on a trade by trade basis by variation margin due to its treatment as a settlement. The Bank's disclosure on cleared derivatives is described abo

Notes to Financial Statements (continued)

ve and in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Initial margin continues to be treated as collateral and accounted for separately.

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit's carrying value and represents its fair value. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at March 31, 2017 and December 31, 2016.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at March 31, 2017 and December 31, 2016. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2017
(in thousands)	Level 1	Level 2(1)	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$390,138	$—	$—	$390,138
Mutual funds	8,112	—	—	—	8,112
Total trading securities	$8,112	$390,138	$—	$—	$398,250
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,256,424	$—	$—	$3,256,424
State or local agency obligations	—	264,273	—	—	264,273
Mutual funds	2,002	—	—	—	2,002
MBS:
Other U.S. obligations single family MBS	—	206,636	—	—	206,636
GSE single-family MBS	—	3,054,513	—	—	3,054,513
GSE multifamily MBS	—	1,553,723	—	—	1,553,723
Private label residential MBS	—	—	642,014	—	642,014
Total AFS securities	$2,002	$8,335,569	$642,014	$—	$8,979,585
Derivative assets:
Interest rate related	$—	$99,622	$—	$(45,348)	$54,274
Mortgage delivery commitments	—	49	—	—	49
Total derivative assets	$—	$99,671	$—	$(45,348)	$54,323
Total recurring assets at fair value	$10,114	$8,825,378	$642,014	$(45,348)	$9,432,158
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$200,982	$—	$(190,184)	$10,798
Mortgage delivery commitments	—	15	—	—	15
Total recurring liabilities at fair value (3)	$—	$200,997	$—	$(190,184)	$10,813
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$2,750	$—	$2,750
Real estate owned (4)	—	—	1,135	—	1,135
Total non-recurring assets at fair value	$—	$—	$3,885	$—	$3,885

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$388,155	$—	$—	$388,155
Mutual funds	7,092	—	—	—	7,092
Total trading securities	$7,092	$388,155	$—	$—	$395,247
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,183,193	$—	$—	3,183,193
State or local agency obligations	—	236,412	—	—	236,412
Mutual funds	2,000	—	—	—	2,000
MBS:
Other U.S. obligations single family MBS	—	216,434	—	—	216,434
GSE single-family MBS	—	3,213,162	—	—	3,213,162
GSE multifamily MBS	—	1,512,904	—	—	1,512,904
Private label residential MBS	—	—	673,976	—	673,976
Total AFS securities	$2,000	$8,362,105	$673,976	$—	$9,038,081
Derivative assets:
Interest rate related	$—	$97,450	$—	$(15,585)	$81,865
Mortgage delivery commitments	—	26	—	—	26
Total derivative assets	$—	$97,476	$—	$(15,585)	$81,891
Total recurring assets at fair value	$9,092	$8,847,736	$673,976	$(15,585)	$9,515,219
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$200,806	$—	$(186,894)	$13,912
Mortgage delivery commitments	—	98	—	—	98
Total recurring liabilities at fair value (3)	$—	$200,904	$—	$(186,894)	$14,010
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$13,359	$—	$13,359
Real estate owned (4)	—	—	6,475	—	6,475
Total non-recurring assets at fair value	$—	$—	$19,834	$—	$19,834
Notes:
(1) As of March 31, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of March 31, 2017, the Bank continues to report accumulated variation margin paid on cleared derivatives with collateral, although they are accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Variation margin for daily settled contracts was $36.2 million at March 31, 2017.
(3) Derivative liabilities represent the total liabilities at fair value.
(4) The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

There were no transfers between Levels 1 or 2 during the first three months of 2017 and 2016.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first three months of 2017 or 2016.

AFS Private Label MBS-Residential
(in thousands)	Three months ended March 31, 2017
Balance, beginning of period	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	5,121
Net OTTI losses, credit portion	(664)
Net unrealized gains (losses) on AFS in OCI	66
Reclassification of non-credit portion included in net income	664
Net change in fair value on OTTI AFS in OCI	(1,201)
Unrealized (losses) on OTTI AFS in OCI	(1,086)
Purchases, issuances, sales, and settlements:
Settlements	(34,862)
Balance at March 31	$642,014
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2017	$4,457

	AFS Private Label MBS-Residential	AFS Private Label MBS-HELOCs(1)
(in thousands)	Three months ended March 31, 2016	Three months ended March 31, 2016
Balance, beginning of period	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	—	1,417
Accretion of credit losses in interest income	4,237	203
Net OTTI losses, credit portion	(239)	—
Net unrealized gains (losses) on AFS in OCI	(40)	—
Reclassification of non-credit portion included in net income	239	(1,417)
Net change in fair value on OTTI AFS in OCI	(2,089)	—
Unrealized (losses) on OTTI AFS in OCI	(9,782)	(179)
Purchases, issuances, sales, and settlements:
Sales	—	(8,510)
Settlements	(31,951)	(682)
Balance at March 31	$783,115	$—
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2016	$3,998	$—
Note:
(1) All AFS Private Label MBS - HELOCs were sold during the first quarter of 2016.

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2017			December 31, 2016
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$19,983,372	$—	$19,983,372	$19,736,792
Commitments to fund additional advances and BOB loans	57,475	—	57,475	158,167
Commitments to fund or purchase mortgage loans	18,207	—	18,207	15,450
Unsettled consolidated obligation bonds, at par	228,000	—	228,000	2,015,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $211.0 million and $467.0 million at March 31, 2017 and December 31, 2016, respectively.
(2) Letters of credit in the amount of $7.0 billion at both March 31, 2017 and December 31, 2016, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $5.0 million at both March 31, 2017 and December 31, 2016, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Refer to Note 8 - Allowance for Credit Losses in this Form 10-Q. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in Other liabilities on the Statement of Condition.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2017 and December 31, 2016. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $8.0 billion and $7.1 billion at March 31, 2017 and December 31, 2016, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2017.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2016 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.3.1	Amended and Restated FHLBanks P&I Funding and Contingency Plan Agreement
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer
Exhibit 101	Interactive Data File (XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: May 9, 2017

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer