Form 10-Q
period 2017-06-30
Federal Home Loan Bank of Pittsburgh
filed 2017-08-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

There were 35,984,635 shares of common stock with a par value of $100 per share outstanding July 31, 2017.

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

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2016 Form 10-K (2016 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets; all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. The Bank's net interest margin significantly increased during the first half of 2017. This was due to the fact that during a period in the first quarter of 2017, the Bank executed a majority of its funding when the funding spread (i.e., the cost of debt relative to LIBOR) had widened. The remainder of the first half of 2017 funding spreads were at more normal levels.

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

The Bank's higher yielding private label MBS portfolio continues its expected runoff. However, the Bank has accretion of interest income on certain private label residential MBS as a result of significant projected increases in cash flows. During the second quarter of 2017, this accretion resulted in additional interest income of $6.9 million compared to $6.0 million in the second quarter of 2016.

Results of Operations. The Bank's net income for the second quarter of 2017 was $88.0 million compared to $67.0 million for the second quarter of 2016. This $21.0 million increase was driven primarily by higher net interest income and lower net losses on derivatives and hedging activities, partially offset by lower net gains on trading securities. Net interest income was $110.4 million in the second quarter of 2017, an increase of $16.8 million compared to $93.6 million in the second quarter of 2016. Higher net interest income was primarily due to interest income on higher average advance balances partially offset by interest expense on higher average consolidated obligation balances. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. The net interest margin for the second quarter of 2017 was 47 basis points compared to 43 basis points in the second quarter of 2016.

For the six months ended June 30, 2017, net income was $174.8 million, compared to $123.5 million for the same prior-year period, an increase of $51.3 million. The increase was primarily due to higher net interest income and higher noninterest income. Net interest income was $218.7 million in the first six months of 2017, an increase of $43.7 million compared to $175.0 million in the same period in 2016. The increase was primarily driven by interest income on higher average advance balances partially offset by interest expense on higher average consolidated obligation balances. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. Net interest income was also positively influenced by higher interest income on Federal funds sold, investment securities, and mortgage loans held for portfolio, offset by a reduction in net prepayment fees on advances. The net interest margin was 46 basis points and 39 basis points for the first six months of 2017 and 2016, respectively.

Financial Condition. Advances. Advances totaled $74.1 billion at June 30, 2017, a decrease of $2.7 billion compared to$76.8 billion at December 31, 2016. Decreases in advances to the Bank's large member classification were primarily due to cyclical activity and were partially offset by increases in advances to other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased in size during the second quarter of 2017 compared to December 31, 2016, the term of advances increased. At June 30, 2017, approximately 54% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 50% at December 31, 2016.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At June 30, 2017, the Bank held $18.9 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2016, these investments totaled $17.2 billion. The increase of $1.7 billion, mainly represented by an increase in Federal funds sold, reflects the Bank's increased cash position to ensure liquidity at quarter end.

Consolidated Obligations. The Bank's consolidated obligations totaled $94.8 billion at June 30, 2017, a decrease of $0.8 billion from December 31, 2016. At June 30, 2017, bonds represented 66% of the Bank's consolidated obligations, compared with 70% at December 31, 2016. Discount notes represented 34% of the Bank's consolidated obligations at June 30, 2017 compared with 30% at year-end 2016. During the second quarter of 2017, the Bank shifted to more short-term discount note funding as spreads to LIBOR deteriorated during this period.

Capital Position and Regulatory Requirements. Total capital at June 30, 2017 was $4.9 billion, compared to $4.8 billion at December 31, 2016. Total retained earnings at June 30, 2017 were $1,077.4 million, up $91.2 million from $986.2 million at year-end 2016, reflecting the Bank's net income for the first half of 2017, which was partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $122.2 million at June 30, 2017, an increase of $69.9 million from December 31, 2016. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

In February, April and July 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the fourth quarter of 2016 (February dividend), the first quarter of 2017 (April dividend) and the second quarter of 2017 (July dividend).

The Bank met all of its capital requirements as of June 30, 2017, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of March 31, 2017, the Bank was deemed "adequately capitalized."

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

Condensed Statements of Income

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2017	2017	2016	2016	2016
Net interest income	$110.4	$108.3	$94.7	$79.2	$93.6
Provision (benefit) for credit losses	(0.1)	—	0.1	0.7	0.2
Other noninterest income	7.0	12.7	21.2	1.6	1.3
Other expense	19.7	24.5	25.0	19.2	20.3
Income before assessments	97.8	96.5	90.8	60.9	74.4
Affordable Housing Program (AHP) assessment(1)	9.8	9.7	9.1	6.1	7.4
Net income	$88.0	$86.8	$81.7	$54.8	$67.0

Dividends	$42.0	$41.6	$37.7	$37.6	$39.7
Dividend payout ratio (2)	47.76%	47.90%	46.12%	68.73%	59.29%
Return on average equity	7.49%	7.50%	7.10%	5.10%	6.35%
Return on average assets	0.37%	0.36%	0.34%	0.24%	0.30%
Net interest margin (3)	0.47%	0.46%	0.40%	0.36%	0.43%
Regulatory capital ratio (4)	4.78%	4.79%	4.69%	4.70%	4.79%
GAAP capital ratio (5)	4.89%	4.87%	4.73%	4.83%	4.94%
Total average equity to average assets	4.88%	4.84%	4.75%	4.75%	4.74%

	Six months ended
(in millions, except per share data)	June 30, 2017	June 30, 2016
Net interest income	$218.7	$175.0
Provision (benefit) for credit losses	(0.1)	0.4
Other noninterest income	19.7	2.2
Other expense	44.2	39.6
Income before assessments	194.3	137.2
AHP assessment (1)	19.5	13.7
Net income	$174.8	$123.5

Dividends	$83.6	$79.7
Dividend payout ratio (2)	47.83%	64.56%
Return on average equity	7.50%	5.77%
Return on average assets	0.36%	0.27%
Net interest margin (3)	0.46%	0.39%
Regulatory capital ratio (4)	4.78%	4.79%
GAAP capital ratio (5)	4.89%	4.94%
Total average equity to average assets	4.86%	4.70%

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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2017	2017	2016	2016	2016
Cash and due from banks	$4,010.4	$2,550.8	$3,587.6	$2,943.9	$2,645.9
Investments (1)	18,943.1	18,722.3	17,227.3	17,553.0	14,528.7
Advances	74,080.2	70,316.7	76,808.7	71,831.9	66,336.4
Mortgage loans held for portfolio, net (2)	3,537.5	3,418.4	3,390.7	3,269.3	3,154.3
Total assets	100,828.6	95,231.6	101,260.0	95,834.4	86,906.5
Consolidated obligations, net:
Discount notes	31,928.8	24,190.7	28,500.3	22,636.3	20,814.2
Bonds	62,910.9	65,481.2	67,156.0	67,682.3	60,769.2
Total consolidated obligations, net (3)	94,839.7	89,671.9	95,656.3	90,318.6	81,583.4
Deposits	590.4	602.6	558.9	619.1	646.1
Mandatorily redeemable capital stock	5.0	5.2	5.2	5.4	5.7
AHP payable	86.1	81.2	76.7	73.8	73.8
Total liabilities	95,896.4	90,595.0	96,466.1	91,206.3	82,616.1
Capital stock - putable	3,732.6	3,523.1	3,755.4	3,556.5	3,232.1
Unrestricted retained earnings	827.9	799.5	771.7	744.0	737.8
Restricted retained earnings	249.5	231.9	214.5	198.2	187.2
AOCI	122.2	82.1	52.3	129.4	133.2
Total capital	4,932.2	4,636.6	4,793.9	4,628.1	4,290.3
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits.
(2) Includes allowance for credit losses of $6.3 million at June 30, 2017, $6.2 million at March 31, 2017, $6.2 million at December 31, 2016, $6.5 million at September 30, 2016 and $5.9 million at June 30, 2016.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $1,011.5 billion at June 30, 2017, $959.3 billion at March 31, 2017, $989.3 billion at December 31, 2016, $967.7 billion at September 30, 2016, and $963.8 billion at June 30, 2016.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and six months ended June 30, 2017 and 2016, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2016 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income totaled $88.0 million for the second quarter of 2017, compared to $67.0 million for the second quarter of 2016. This $21.0 million increase was driven primarily by higher net interest income and lower net losses on derivatives and hedging activities, partially offset by lower net gains on trading securities.

Net interest income was $110.4 million for the second quarter of 2017, an increase of $16.8 million compared to $93.6 million in the second quarter of 2016. Higher net interest income was primarily due to interest income on higher average advance balances partially offset by interest expense on higher average consolidated obligation balances. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. Net interest income was also positively influenced by higher interest income on Federal funds sold, investment securities, and mortgage loans held for portfolio, offset by a reduction in net prepayment fees on advances. Net losses on derivatives and hedging activities were $4.3 million in the second quarter of 2017, compared to net losses of $16.4 million in the second quarter of 2016, an improvement of $12.1 million. Net gains on trading securities were $5.3 million in the second quarter of 2017, a decrease of $5.6 million compared to $10.9 million in the second quarter of 2016. The Bank's return on average equity for the second quarter of 2017 was 7.49% compared to 6.35% for the second quarter of 2016.

For the six months ended June 30, 2017, net income was $174.8 million compared to $123.5 million for the same prior-year period, an increase of $51.3 million. The increase was primarily due to higher net interest income and higher noninterest income. Net interest income was $218.7 million for the first six months of 2017, an increase of $43.7 million compared to $175.0 million in the same period in 2016. The increase was primarily driven by interest income on higher average advance balances partially offset by interest expense on higher average consolidated obligation balances. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. Net interest income was also positively influenced by higher interest income on Federal funds sold, investment securities, and mortgage loans held for portfolio, offset by a reduction in net prepayment fees on advances. Noninterest income was $19.7 million in the first six months of 2017 compared to $2.2 million in the same period of 2016. This $17.5 million increase was driven by improvement in net gains (losses) on derivatives and hedging activity, partially offset by lower net gains on trading securities and gains from sales of available-for-sale securities in 2016 which did not recur in 2017. Total other expense increased $4.6 million in the first six months of 2017 compared to the prior-year period, primarily due to higher compensation and benefits expense. The Bank's return on average equity for the first six months of 2017 was 7.50% compared to 5.77% for the comparable prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and six months ended June 30, 2017 and 2016.

Average Balances and Interest Yields/Rates Paid

	Three months ended June 30,
	2017			2016
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,875.4	$16.3	0.95	$7,100.1	$6.5	0.37
Interest-bearing deposits (2)	316.6	0.6	0.73	392.6	0.3	0.33
Investment securities (3)	11,596.7	62.7	2.17	11,581.1	55.4	1.92
Advances (4)	72,956.2	237.1	1.30	65,940.9	156.5	0.95
Mortgage loans held for portfolio (5)	3,467.4	31.8	3.68	3,108.7	28.9	3.74
Total interest-earning assets	95,212.3	348.5	1.47	88,123.4	247.6	1.13
Allowance for credit losses	(8.3)			(7.9)
Other assets (6)	1,323.2			1,342.3
Total assets	$96,527.2			$89,457.8
Liabilities and capital:
Deposits (2)	$552.3	$1.1	0.82	$675.0	$0.4	0.25
Consolidated obligation discount notes	28,427.6	57.4	0.81	22,410.3	26.8	0.48
Consolidated obligation bonds (7)	62,273.1	179.6	1.16	61,288.9	126.7	0.83
Other borrowings	9.5	—	3.13	6.8	0.1	5.36
Total interest-bearing liabilities	91,262.5	238.1	1.05	84,381.0	154.0	0.73
Other liabilities	551.0			837.0
Total capital	4,713.7			4,239.8
Total liabilities and capital	$96,527.2			$89,457.8
Net interest spread			0.42			0.40
Impact of noninterest-bearing funds			0.05			0.03
Net interest income/net interest margin		$110.4	0.47		$93.6	0.43
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(17.6) million and $193.1 million in 2017 and 2016, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(89.0) million and $35.3 million in 2017 and 2016, respectively.

Net interest income for the second quarter of 2017 increased $16.8 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. The amount of offsetting interest expense on consolidated obligation bonds and discount notes was reduced by improved funding spreads. Interest-earning assets increased 8.0% primarily due to higher demand for advances and increased purchases of mortgage loans held for portfolio, partially offset by decreased purchases of Federal funds sold and securities purchased under agreements to resell. The rate earned on interest-bearing assets increased 34 basis points primarily due to a higher yield on advances. Interest income increased on advances, investments, Federal funds sold and securities purchased under agreements to resell, and mortgage loans held for portfolio. Interest income on advances and investments increased due to both higher volume and an increase in yield. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield. Interest income on mortgage loans held for portfolio increased due to increased volume, which more than offset the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 32 basis points due to higher funding costs on consolidated obligation bonds and discount notes.

	Six months ended June 30,
	2017			2016
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,253.8	$25.9	0.83	$7,373.7	$13.2	0.36
Interest-bearing deposits (2)	232.7	0.8	0.65	401.8	0.6	0.33
Investment securities (3)	11,995.1	125.1	2.10	11,356.6	111.5	1.97
Advances (4)	73,472.3	443.4	1.22	68,029.0	288.5	0.85
Mortgage loans held for portfolio (5)	3,439.6	62.6	3.67	3,096.2	58.6	3.81
Total interest-earning assets	95,393.5	657.8	1.39	90,257.3	472.4	1.05
Allowance for credit losses	(8.3)			(7.8)
Other assets (6)	1,335.7			1,400.1
Total assets	$96,720.9			$91,649.6
Liabilities and capital:
Deposits (2)	$550.6	$1.9	0.70	$659.2	$0.8	0.25
Consolidated obligation discount notes	26,444.2	92.3	0.70	28,331.1	60.1	0.43
Consolidated obligation bonds (7)	64,475.9	344.8	1.08	57,510.3	236.3	0.83
Other borrowings	8.2	0.1	3.53	7.2	0.2	4.65
Total interest-bearing liabilities	91,478.9	439.1	0.97	86,507.8	297.4	0.69
Other liabilities	538.5			837.5
Total capital	4,703.5			4,304.3
Total liabilities and capital	$96,720.9			$91,649.6
Net interest spread			0.42			0.36
Impact of noninterest-bearing funds			0.04			0.03
Net interest income/net interest margin		$218.7	0.46		$175.0	0.39
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(22.4) million and $213.4 million in 2017 and 2016, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(92.8) million and $32.0 million in 2017 and 2016, respectively.

Net interest income for the first six months of 2017 increased $43.7 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. The amount of offsetting interest expense on consolidated obligation bonds and discount notes was reduced by improved funding spreads. Interest-earning assets increased

5.7% primarily due to higher demand for advances and increased purchases of investments, partially offset by decreased purchases of Federal funds sold and securities purchased under agreements to resell. The rate earned on interest-bearing assets increased 34 basis points primarily due to a higher yield on advances. Interest income increased on advances, investments, Federal funds sold and securities purchased under agreements to resell, and mortgage loans held for portfolio. Interest income on advances and investments increased due to both higher volume and an increase in yield. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield. Interest income on mortgage loans held for portfolio increased due to increased volume, which more than offset the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 28 basis points due to higher funding costs on consolidated obligation bonds and discount notes.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2017 and 2016.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2017 compared to 2016
	Three months ended June 30,			Six months ended June 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.2)	$10.0	$9.8	$(2.3)	$15.0	$12.7
Interest-bearing deposits	—	0.3	0.3	(0.3)	0.5	0.2
Investment securities	0.2	7.1	7.3	6.1	7.5	13.6
Advances	18.5	62.1	80.6	23.6	131.3	154.9
Mortgage loans held for portfolio	3.4	(0.5)	2.9	6.2	(2.2)	4.0
Total interest-earning assets	$21.9	$79.0	$100.9	$33.3	$152.1	$185.4
Interest-bearing deposits	$(0.1)	$0.8	$0.7	$(0.2)	$1.3	$1.1
Consolidated obligation discount notes	8.8	21.8	30.6	(4.4)	36.6	32.2
Consolidated obligation bonds	2.4	50.5	52.9	30.3	78.2	108.5
Other borrowings	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Total interest-bearing liabilities	$11.1	$73.0	$84.1	$25.7	$116.0	$141.7
Total increase (decrease) in net interest income	$10.8	$6.0	$16.8	$7.6	$36.1	$43.7

Interest income and interest expense increased in both the quarter-over-quarter and year-over-year comparisons. While higher rates drove the increases in both interest income and interest expense, increased volumes were also a factor. The rate increase in both comparisons was primarily due to an increase in market interest rates as the Federal funds target rate increased in mid-December 2016, mid-March 2017 and again in mid-June 2017.

Interest expense on the average consolidated obligations portfolio increased in both comparisons. Rates paid on both discount notes and bonds rose due to the increases in the Federal funds target rate. In the quarter-over-quarter comparison average discount notes and bond balances both increased. In the year-over-year comparison, an increase in average bond balances was partially offset by a decrease in average discount note balances. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for the three and six months ended June 30, 2017 and 2016. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended June 30,		Six months ended June 30,
Product	2017	2016	2017	2016
RepoPlus/Mid-Term Repo	$21,036.9	$18,206.8	$20,901.6	$18,615.9
Core (Term)	51,509.6	46,842.5	52,166.2	48,498.9
Convertible Select	429.5	700.1	429.5	702.3
Total par value	$72,976.0	$65,749.4	$73,497.3	$67,817.1
Advance volume increases in the comparisons were driven primarily by demand from larger members.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three and six months ended June 30, 2017 and 2016. Derivative and hedging activities are discussed below.

Three Months Ended June 30, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$72,956.2	$237.1	1.30	$245.4	1.35	$(8.3)	(0.05)
Mortgage loans held for portfolio	3,467.4	31.8	3.68	32.8	3.79	(1.0)	(0.11)
All other interest-earning assets	18,788.7	79.6	1.70	83.9	1.79	(4.3)	(0.09)
Total interest-earning assets	$95,212.3	$348.5	1.47	$362.1	1.53	$(13.6)	(0.06)
Liabilities:
Consolidated obligation bonds	$62,273.1	$179.6	1.16	$182.4	1.17	$(2.8)	(0.01)
All other interest-bearing liabilities	28,989.4	58.5	0.81	58.5	0.81	—	—
Total interest-bearing liabilities	$91,262.5	$238.1	1.05	$240.9	1.06	$(2.8)	(0.01)
Net interest income/net interest spread		$110.4	0.42	$121.2	0.47	$(10.8)	(0.05)

Three Months Ended June 30, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$65,940.9	$156.5	0.95	$183.6	1.12	$(27.1)	(0.17)
Mortgage loans held for portfolio	3,108.7	28.9	3.74	30.2	3.91	(1.3)	(0.17)
All other interest-earning assets	19,073.8	62.2	1.31	68.2	1.44	(6.0)	(0.13)
Total interest-earning assets	$88,123.4	$247.6	1.13	$282.0	1.29	$(34.4)	(0.16)
Liabilities:
Consolidated obligation bonds	$61,288.9	$126.7	0.83	$147.8	0.97	$(21.1)	(0.14)
All other interest-bearing liabilities	23,092.1	27.3	0.48	27.3	0.48	—	—
Total interest-bearing liabilities	$84,381.0	$154.0	0.73	$175.1	0.83	$(21.1)	(0.10)
Net interest income/net interest spread		$93.6	0.40	$106.9	0.46	$(13.3)	(0.06)

Six Months Ended June 30, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$73,472.3	$443.4	1.22	$461.9	1.27	$(18.5)	(0.05)
Mortgage loans held for portfolio	3,439.6	62.6	3.67	64.5	3.78	(1.9)	(0.11)
All other interest-earning assets	18,481.6	151.8	1.66	161.0	1.76	(9.2)	(0.10)
Total interest-earning assets	$95,393.5	$657.8	1.39	$687.4	1.45	$(29.6)	(0.06)
Liabilities:
Consolidated obligation bonds	$64,475.9	$344.8	1.08	$354.4	1.11	$(9.6)	(0.03)
All other interest-bearing liabilities	27,003.0	94.3	0.70	94.3	0.70	—	—
Total interest-bearing liabilities	$91,478.9	$439.1	0.97	$448.7	0.99	$(9.6)	(0.02)
Net interest income/net interest spread		$218.7	0.42	$238.7	0.46	$(20.0)	(0.04)

Six Months Ended June 30, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$68,029.0	$288.5	0.85	$357.7	1.06	$(69.2)	(0.21)
Mortgage loans held for portfolio	3,096.2	58.6	3.81	60.9	3.96	(2.3)	(0.15)
All other interest-earning assets	19,132.1	125.3	1.32	137.4	1.45	(12.1)	(0.13)
Total interest-earning assets	$90,257.3	$472.4	1.05	$556.0	1.24	$(83.6)	(0.19)
Liabilities:
Consolidated obligation bonds	$57,510.3	$236.3	0.83	$282.8	0.99	$(46.5)	(0.16)
All other interest-bearing liabilities	28,997.5	61.1	0.42	61.1	0.42	—	—
Total interest-bearing liabilities	$86,507.8	$297.4	0.69	$343.9	0.80	$(46.5)	(0.11)
Net interest income/net interest spread		$175.0	0.36	$212.1	0.44	$(37.1)	(0.08)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives reduced net interest income and net interest spread for the three and six months ended June 30, 2017 and June 30, 2016. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.
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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the second quarter of 2017 was $(0.1) million compared to $0.2 million for the same period in 2016. For the six months ended June 30, 2017 and 2016, the provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans was $(0.1) million and $0.4 million, respectively.

Other Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net OTTI losses, credit portion	$—	$—	$(0.7)	$(0.2)
Net gains on trading securities	5.3	10.9	7.6	28.2
Net realized gains from sales of AFS securities	—	—	—	12.7
Net gains (losses) on derivatives and hedging activities	(4.3)	(16.4)	0.1	(52.0)
Gains on litigation settlement, net	—	0.5	—	0.5
Standby letters of credit fees	6.0	6.1	12.1	12.4
Other, net	—	0.2	0.6	0.6
Total other noninterest income	$7.0	$1.3	$19.7	$2.2

The change in the Bank's total other noninterest income for the second quarter of 2017 compared to the same prior year period was due primarily to lower net losses on derivatives and hedging activities, partially offset by lower net gains on trading securities. The change in the Bank's total other noninterest income for the first half of 2017 compared to the same prior year period was due primarily to net gains on derivatives and hedging activities, partially offset by lower net gains on trading securities and no net realized gains from the sales of AFS securities.

The activity related to derivatives and hedging is discussed in more detail below. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio. During the first quarter of 2016, the Bank sold Agency and home equity line of credit (HELOC) securities from its AFS portfolio. The Bank did not have any AFS security sales in the first half of 2017.

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

The following tables detail the net effect of derivatives and hedging activities for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.3)	$—	$(1.0)	$0.3	$—	$—	$—	$(1.0)
Net interest settlements included in net interest income (2)	(8.0)	(4.3)	—	2.5	—	—	—	(9.8)
Total effect on net interest income	$(8.3)	$(4.3)	$(1.0)	$2.8	$—	$—	$—	$(10.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.1)	$(0.8)	$—	$0.5	$—	$—	$—	$(0.4)
Gains (losses) on derivatives not receiving hedge accounting	(1.9)	(11.2)	(4.4)	13.5	—	(0.1)	—	(4.1)
Other (3)	—	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$(2.0)	$(12.0)	$(4.4)	$14.0	$—	$(0.1)	$0.2	$(4.3)
Total net effect of derivatives and hedging activities	$(10.3)	$(16.3)	$(5.4)	$16.8	$—	$(0.1)	$0.2	$(15.1)

	Three months ended June 30, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.6)	$—	$(1.3)	$0.6	$—	$(1.3)
Net interest settlements included in net interest income(2)	(26.5)	(6.0)	—	20.5	—	(12.0)
Total effect on net interest income	$(27.1)	$(6.0)	$(1.3)	$21.1	$—	$(13.3)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.5	$(2.1)	$—	$0.6	$—	$—
Gains (losses) on derivatives not receiving hedge accounting	(4.5)	(22.1)	(7.6)	16.9	0.9	(16.4)
Total net gains (losses) on derivatives and hedging activities	$(3.0)	$(24.2)	$(7.6)	$17.5	$0.9	$(16.4)
Total net effect of derivatives and hedging activities	$(30.1)	$(30.2)	$(8.9)	$38.6	$0.9	$(29.7)

	Six months ended June 30, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.5)	$—	$(1.9)	$0.8	$—	$—	$—	$(1.6)
Net interest settlements included in net interest income(2)	(18.0)	(9.2)	—	8.8	—	—	—	(18.4)
Total effect on net interest income	$(18.5)	$(9.2)	$(1.9)	$9.6	$—	$—	$—	$(20.0)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.1)	$(0.7)	$—	$1.0	$—	$—	$—	$0.2
Gains (losses) on derivatives not receiving hedge accounting	(0.8)	(11.3)	(4.0)	16.0	(0.2)	(0.1)	—	(0.4)
Other (3)	—	—	—	—	—	—	0.3	0.3
Total net gains (losses) on derivatives and hedging activities	$(0.9)	$(12.0)	$(4.0)	$17.0	$(0.2)	$(0.1)	$0.3	$0.1
Total net effect of derivatives and hedging activities	$(19.4)	$(21.2)	$(5.9)	$26.6	$(0.2)	$(0.1)	$0.3	$(19.9)

	Six months ended June 30, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.6)	$—	$(2.3)	$1.6	$—	$(2.3)
Net interest settlements included in net interest income(2)	(67.6)	(12.1)	—	44.9	—	(34.8)
Total effect on net interest income	$(69.2)	$(12.1)	$(2.3)	$46.5	$—	$(37.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.8	$(5.7)	$—	$(1.2)	$—	$(5.1)
Gains (losses) on derivatives not receiving hedge accounting	(18.5)	(69.3)	(23.0)	62.1	1.8	(46.9)
Total net gains (losses) on derivatives and hedging activities	$(16.7)	$(75.0)	$(23.0)	$60.9	$1.8	$(52.0)
Total net effect of derivatives and hedging activities	$(85.9)	$(87.1)	$(25.3)	$107.4	$1.8	$(89.1)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income
(3) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract. Refer to Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

Fair value Hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative and the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During the second quarter of 2017, the Bank recorded net losses of $(0.4) million compared to no material effect on the Bank's financial results during the second quarter of 2016. For the six months ended June 30, 2017 and 2016, the Bank recorded net gains of $0.2 million and net losses of $(5.1) million, respectively. The total notional amount decreased to $24.6 billion at June 30, 2017, down from $29.1 billion at December 31, 2016.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(4.1) million in the second quarter of 2017 compared to net losses of $(16.4) million for the second quarter of 2016. For the six months ended June 30, 2017, the Bank recorded net losses of $(0.4) million compared to net losses of $(46.9) million for the period ended June 30, 2016. The larger losses on economic hedges observed during the first half of 2016 compared to the same period in 2017 were due to large decreases in mid and long term interest rates during the first six months of 2016. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $10.7 billion at June 30, 2017 and $10.6 billion at December 31, 2016.

Other Expense

The Bank's total other expenses decreased $0.6 million to $19.7 million for the second quarter of 2017, compared to the same prior year period. For the first half of 2017 compared to the same prior year period, the Bank's total other expense increased $4.6 million, to $44.2 million. This increase was primarily due to higher compensation and benefits related expenses, including a $4.0 million voluntary contribution to the Bank's pension plan in the first quarter of 2017. There was a $2.0 million voluntary contribution to the Bank's pension plan in the second quarter of 2016.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2016 Form 10-K.

Assets

Total assets were $100.8 billion at June 30, 2017, compared with $101.3 billion at December 31, 2016. The decrease was primarily due to lower advances and securities purchased under resale agreements, partially offset by increased short-term liquidity balances, which include cash and Federal funds sold. Advances totaled $74.1 billion at June 30, 2017, a decrease of $2.7 billion compared to $76.8 billion at December 31, 2016.

The Bank's core mission activities primarily include the issuance of advances. In addition, the Bank acquires member assets through the Mortgage Partnership Finance® (MPF®) program. The Bank's average par amounts for advances and MPF loans as of June 30, 2017 totaled $76.9 billion, resulting in a core mission asset ratio of 84.5%.

Advances. Advances (par) totaled $74.1 billion at June 30, 2017 compared to $76.8 billion at December 31, 2016. At June 30, 2017, the Bank had advances to 186 borrowing members, compared to 184 borrowing members at December 31, 2016. The percentage of borrowing members to total members was 61.8% and 60.5% at June 30, 2017 and December 31, 2016, respectively. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members decreased to 75.3% of total advances as of June 30, 2017, compared to 79.7% at December 31, 2016.

The following table provides information on advances at par by contractual maturity at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
(in millions)	2017	2016
Fixed-rate
Due in 1 year or less	$18,885.3	$20,563.9
Due after 1 year through 3 years	7,598.8	5,817.9
Due after 3 years through 5 years	2,501.1	2,793.5
Thereafter	671.5	664.7
Total par value	$29,656.7	$29,840.0

Variable-rate
Due in 1 year or less	$12,118.4	$12,998.1
Due after 1 year through 3 years	13,224.5	12,292.5
Due after 3 years through 5 years	8,052.0	8,552.0
Thereafter	1,899.3	3.1
Total par value	$35,294.2	$33,845.7

Variable-rate, callable or prepayable(1)
Due in 1 year or less	$2,600.0	$4,700.0
Due after 1 year through 3 years	1,515.0	3,375.0
Due after 3 years through 5 years	4,235.0	4,225.0
Total par value	$8,350.0	$12,300.0

Other(2)
Due in 1 year or less	$360.3	$309.9
Due after 1 year through 3 years	180.3	302.3
Due after 3 years through 5 years	83.6	79.7
Thereafter	174.8	157.7
Total par value	$799.0	$849.6
Total par balance	$74,099.9	$76,835.3
Notes:
(1) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(2) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at June 30, 2017 or December 31, 2016.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding advance balance during the six months ended June 30, 2017 and 2016. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFIs) (under $1.1 billion).

	June 30,	June 30,
Member Asset Size	2017	2016
Large	6	5
Regional	13	13
Mid-size	23	25
CFI (1)	160	166
Insurance	9	8
Total borrowing members during the period	211	217
Total membership	301	302
Percentage of members borrowing during the period	70.1%	71.9%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The Bank added 3 new members and lost six members in the first half of 2017. One member merged with another institution outside of the Bank's district, and five members merged with another institution within the Bank's district.

The following table provides information at par on advances by member classification at June 30, 2017 and December 31, 2016.

(in millions)	June 30, 2017	December 31, 2016	Increase/(Decrease)
Member Classification
Large	$57,055.1	$61,230.0	(6.8)%
Regional	6,930.2	6,579.0	5.3
Mid-size	4,063.6	3,681.9	10.4
CFI	3,864.9	3,613.1	7.0
Insurance	2,180.9	1,729.3	26.1
Non-member	5.2	2.0	160.0
Total	$74,099.9	$76,835.3	(3.6)%

As of June 30, 2017, total advances decreased 3.6% compared with balances at December 31, 2016. Decreases in advances to the Bank's large member classification were primarily due to cyclical activity and were partially offset by increases in advances to other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2017.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.5 billion and $3.4 billion at June 30, 2017 and December 31, 2016 respectively.

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

Bank’s loan products are summarized below.

(in millions)	June 30, 2017	December 31, 2016
Advances(1)	$74,080.2	$76,808.7
Mortgage loans held for portfolio, net(2)	3,537.5	3,390.7
Nonaccrual mortgage loans(3)	23.9	26.6
Mortgage loans 90 days or more delinquent and still accruing interest(4)	3.7	4.0
BOB loans, net	11.9	12.3
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs of $10.0 million at June 30, 2017 and $11.5 million at December 31, 2016.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2016 and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of June 30, 2017, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 2.6% of the MPF Plus portfolio compared with 0.6% and 2.9%, respectively, at December 31, 2016. The MPF 35 portfolio delinquency remains minimal at 0.03% as it is relatively new.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at June 30, 2017 and December 31, 2016.

	MPF CE structure June 30, 2017		ACL June 30, 2017
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$4.6	$88.2	$5.9	$(0.8)	$(4.2)	$0.9
MPF 35	2.4	38.9	0.2	—	(0.2)	—
MPF Plus	17.4	13.5	12.1	—	(6.7)	5.4
Total	$24.4	$140.6	$18.2	$(0.8)	$(11.1)	$6.3

	MPF CE structure December 31, 2016		ACL December 31, 2016
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$5.8	$130.7	$5.8	$(1.0)	$(4.3)	$0.5
MPF Plus	18.0	18.3	13.7	—	(8.0)	5.7
Total	$23.8	$149.0	$19.5	$(1.0)	$(12.3)	$6.2

Investments. At June 30, 2017, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $6.8 billion, an increase of approximately $1.6 billion from December 31, 2016. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $12.2 billion at June 30, 2017, compared to $12.0 billion at December 31, 2016. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2017	December 31, 2016
Trading securities:
Mutual funds	$8.5	$7.1
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	395.3	388.1
Total trading securities	$403.8	$395.2
Yield on trading securities	2.90%	2.91%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	3,145.6	3,183.2
State or local agency obligations	271.0	236.4
MBS:
Other U.S. obligations single family MBS	197.8	216.4
GSE single-family MBS	2,906.4	3,213.2
GSE multifamily MBS	2,088.6	1,512.9
Private label residential MBS	610.4	674.0
Total AFS securities	$9,221.8	$9,038.1
Yield on AFS securities	2.16%	2.00%
HTM securities:
Certificates of deposit	$550.0	$400.0
State or local agency obligations	127.2	131.9
MBS:
Other U.S. obligations single family MBS	496.7	583.5
GSE single-family MBS	182.6	212.1
GSE multifamily MBS	835.1	843.2
Private label residential MBS	335.8	395.4
Total HTM securities	$2,527.4	$2,566.1
Yield on HTM securities	2.36%	2.23%
Total investment securities	$12,153.0	$11,999.4
Yield on investment securities	2.22%	2.08%

As of June 30, 2017, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,624.1	$4,636.9
Fannie Mae	2,964.5	2,969.7
Federal Farm Credit Banks	1,857.3	1,857.3
Ginnie Mae	550.8	554.2
Total	$9,996.7	$10,018.1

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of June 30, 2017, the Bank was obligated to fund approximately $52.1 million in additional advances and BOB loans, $38.9 million of mortgage loans and $19.5 billion in outstanding standby letters of credit, and to issue $854.5 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $512 million as of June 30, 2017. The Bank's retained earnings of $1,077.4 million at June 30, 2017 exceeded the target.

Retained earnings increased $91.2 million to $1,077.4 million at June 30, 2017, compared to $986.2 million at December 31, 2016. The increase in retained earnings during the first six months of 2017 reflected net income that was partially offset by $83.6 million of dividends paid. Total retained earnings at June 30, 2017 included unrestricted retained earnings of $827.9 million and restricted retained earnings (RRE) of $249.5 million.

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

	June 30,	December 31,
(in millions)	2017	2016
Permanent capital:
Capital stock (1)	$3,737.6	$3,760.6
Retained earnings	1,077.4	986.2
Total permanent capital	$4,815.0	$4,746.8
RBC requirement:
Credit risk capital	$432.2	$440.0
Market risk capital	298.6	258.1
Operations risk capital	219.3	209.4
Total RBC requirement	$950.1	$907.5
Excess permanent capital over RBC requirement	$3,864.9	$3,839.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of June 30, 2017 is mainly related to the change in the market risk capital component driven by increases in short term interest rates. On June 21, 2017, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2017.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at June 30, 2017.

	June 30,	December 31,
(dollars in millions)	2017	2016
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$4,033.1	$4,050.4
Regulatory capital	4,815.0	4,746.8
Total assets	100,828.6	101,260.0
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.8%	4.7%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$5,041.4	$5,063.0
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	7,222.6	7,120.3
Leverage ratio (leverage capital as a percentage of total assets)	7.2%	7.0%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	June 30, 2017		December 31, 2016
Commercial banks	160	$3,259.1	162	$3,275.0
Savings institutions	61	260.1	64	293.7
Insurance companies	24	154.4	23	134.7
Credit unions	54	58.7	53	51.5
Community Development Financial Institution (CDFI)	2	0.3	2	0.5
Total member institutions / total GAAP capital stock	301	$3,732.6	304	$3,755.4
Mandatorily redeemable capital stock		5.0		5.2
Total capital stock		$3,737.6		$3,760.6

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

The Bank updated its critical accounting policy on Accounting for Derivatives during the six months ended June 30, 2017. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin continues to be considered cash collateral. See Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressed housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended June 30, 2017, if the more stressed housing price scenario had been used in the Bank's OTTI assessment as of June 30, 2017. The more stressed scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

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

FHLBank Capital Requirements. On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that the FHLBanks establish and use their own internal rating methodology.

With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

The Bank is continuing to evaluate the proposed rule but does not expect this rule, if adopted in final form, to materially affect its financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.

FHLBank Membership for Non-Federally-Insured Credit Unions. On June 5, 2017, the Finance Agency issued a final rule effective July 5, 2017 governing FHLBank membership that would implement statutory amendments to the Act authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance provided that certain prerequisites have been met. The new rule generally treats these credit unions the same as other depository institutions with an additional requirement that they obtain: (1) an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; (2) a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or (3) if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response. The Bank does not expect this rule to materially affect its financial condition or results of operations.

Minority and Women Inclusion. On July 25, 2017, the Finance Agency published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing Finance Agency regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule will:

•
require the FHLBanks to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require the FHLBanks to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•
require the FHLBanks to provide information in their annual reports to the Finance Agency about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBanks might be able to improve MWDOB business with the FHLBank by enhancing customer access by MWDOB businesses, including through its affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	require the FHLBanks to classify and provide additional data in their annual reports about the number and amounts paid under its contracts with MWDOBs.

The Bank does not expect this final rule to materially affect its financial condition or results of operations but anticipates that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of the Bank.
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

The MV/CS ratio was 133.4% at June 30, 2017 and 128.9% at December 31, 2016. The increase was primarily due to interest rate changes and an increase in retained earnings.

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

The following table presents the Bank's duration of equity exposure at June 30, 2017 and December 31, 2016. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and therefore is not presented. A low level of interest rates and model restrictions can also prevent rates from being shocked in a parallel manner and distort the Base Case duration of equity measure. The Bank had previously incorporated smaller interest rate shocks when determining Base Case duration of equity to mitigate this effect. Given the recent increase in short-term interest rates, the Bank reverted back to using larger interest rate shocks on the base case scenario in the first quarter of 2017. This methodology change had a minimal impact on the measured Base Case duration of equity. During the second quarter of 2017, the Bank changed the asset/liability management model used to determine duration of equity. This change had an immaterial impact on the duration of equity results.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
June 30, 2017	0.1	0.2	0.4
December 31, 2016	0.2	0.4	0.8

Duration of equity changes in the first half of 2017 primarily reflect the impact of balance sheet management actions (e.g., funding decisions). The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 50 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
June 30, 2017	(3)	(13)	(46)	30	25
December 31, 2016	7	(27)	(63)	54	62

The changes in ROE spread volatility in the first six months of 2017 were mainly the result of balance sheet management actions (e.g., funding decisions). These actions affected ROE spread volatility differently in each scenario, as displayed in the table above. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at June 30, 2017 and December 31, 2016.

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

During the first six months of 2017, the daily limit of mark-to-market risk as approved by the Board was $4.0 million. The daily exposure was within this guideline throughout the first six months of 2017. At June 30, 2017, mark-to-market risk measured $3.1 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At June 30, 2017, aggregate TCE was $94.7 billion, comprised of approximately $74.1 billion in advance principal outstanding, $20.4 billion in letters of credit (including forward commitments), $52.1 million in advance commitments, and $197.0 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

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

During the first six months of 2017, there were six failures of FDIC-insured institutions nationwide. None of these institutions were a member of the Bank.

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

The following table presents the Bank’s top five members with respect to their TCE at June 30, 2017.

	June 30, 2017
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$23,137.1	24.4%
Chase Bank USA, N.A., DE	17,714.5	18.7
Ally Bank, UT (2)	10,818.4	11.4
TD Bank, National Association, DE	9,353.2	9.9
Santander Bank, N.A., DE (3)	6,185.5	6.5
	67,208.7	70.9
Other financial institutions	27,655.6	29.1
Total TCE outstanding	$94,864.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of June 30, 2017.

	June 30, 2017
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$19,035.0	25.7%
Chase Bank USA, N.A., DE	17,700.0	23.9
Ally Bank, UT (2)	10,800.0	14.6
Santander Bank, N.A., DE (3)	5,350.0	7.2
First National Bank of Pennsylvania, PA	2,920.0	3.9
	55,805.0	75.3
Other borrowers	18,294.9	24.7
Total advances	$74,099.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date June 30, 2017 balances for the five largest borrowers totaled $56.4 billion, or 76.8% of total average advances outstanding. During the first six months of 2017, the maximum outstanding balance to any one borrower was $23.0 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of June 30, 2017 and December 31, 2016. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	June 30, 2017	December 31, 2016
Letters of credit:
Public unit deposit	$19,476.2	$19,715.0
Other	17.1	21.8
Total (1)	$19,493.3	$19,736.8
Notes:
(1) For June 30, 2017 and December 31, 2016 respectively, excludes approved requests to issue future standby letters of credit of $263.0 million and $467.0 million; also excludes available master standby letters of credit of $668.2 million and $635.9 million at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.7 billion or 65.1% of the total outstanding amount. At December 31, 2016, $12.5 billion or 63.5% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. In June 2017, the Board of Directors approved an MBC cap for members with total assets greater than $25 billion. The cap is equal to the lower of 30% of the member's total assets or their calculated MBC. For all other depository members the cap remains the lesser of 50% of total assets or their calculated MBC. Refer to the Risk Management section of the Bank's 2016 Form 10-K for additional information related to the Bank’s Collateral Policy.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2017 and December 31, 2016. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	June 30, 2017		December 31, 2016
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$99,291.6	44.5%	$96,323.8	44.4%
High quality investment securities(1)	10,734.1	4.8	11,279.0	5.2
ORERC(2)/CFI eligible collateral	94,151.1	42.1	90,177.3	41.6
Multi-family residential mortgage loans	19,270.3	8.6	19,187.1	8.8
Total eligible collateral value	$223,447.1	100.0%	$216,967.2	100.0%
Total TCE	$94,864.3		$98,104.8
Collateralization ratio (eligible collateral value to TCE outstanding)	235.5%		221.2%
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

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of June 30, 2017 and December 31, 2016.

	June 30, 2017
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$71,736.1	37.9%	$22,196.6	86.1%	$7.6	0.8%	$93,940.3	43.5%
High quality investment securities(1)	6,197.0	3.3	3,575.0	13.9%	934.3	97.5	10,706.3	4.9
ORERC/CFI eligible collateral	92,143.5	48.7	—	—	16.3	1.7	92,159.8	42.7
Multi-family residential mortgage loans	19,136.4	10.1	—	—	—	—	19,136.4	8.9
Total eligible collateral value	$189,213.0	100.0%	$25,771.6	100.0%	$958.2	100.0%	$215,942.8	100.0%
Total TCE	$74,656.9	78.7%	$19,660.8	20.7%	$546.6	0.6%	$94,864.3	100.0%
Number of members	198	90.0%	12	5.5%	10	4.5%	220	100.0%

	December 31, 2016
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$70,375.2	37.8%	$22,188.8	92.3%	$6.5	0.7%	$92,570.5	43.8%
High quality investment securities(1)	8,550.9	4.6	1,787.5	7.4	909.4	97.6	11,247.8	5.3
ORERC/CFI eligible collateral	88,362.1	47.4	82.1	0.3	15.7	1.7	88,459.9	41.9
Multi-family residential mortgage loans	19,086.3	10.2	6.7	—	—	—	19,093.0	9.0
Total eligible collateral value	$186,374.5	100.0%	$24,065.1	100.0%	$931.6	100.0%	$211,371.2	100.0%
Total TCE	$74,861.8	76.3%	$22,841.3	23.3%	$401.7	0.4%	$98,104.8	100.0%
Number of members	200	90.9%	13	5.9%	7	3.2%	220	100.0%
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

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of June 30, 2017 and December 31, 2016, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.9 billion and $1.8 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of June 30, 2017 and December 31, 2016, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	June 30, 2017 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Interest-bearing deposits	$—	$—	$210.0	$—	$—	$210.0
Securities purchased under agreements to resell	—	—	—	—	500.0	500.0
Federal funds sold	—	1,450.0	4,625.0	—	—	6,075.0
Total money market investments	—	1,450.0	4,835.0	—	500.0	6,785.0
Investment securities:
Certificates of deposit	—	250.0	300.0	—	—	550.0
GSE and TVA obligations	—	3,540.8	—	—	—	3,540.8
State or local agency obligations	28.3	370.0	—	—	—	398.3
Total non-MBS	28.3	4,160.8	300.0	—	—	4,489.1
Other U.S. obligations single family MBS	—	694.5	—	—	—	694.5
GSE single-family MBS	—	3,089.0	—	—	—	3,089.0
GSE multifamily MBS	—	2,923.7	—	—	—	2,923.7
Private label residential MBS	—	20.3	20.8	124.4	634.9	800.4
Total MBS	—	6,727.5	20.8	124.4	634.9	7,507.6
Total investments	$28.3	$12,338.3	$5,155.8	$124.4	$1,134.9	$18,781.7

	December 31, 2016 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Total
Money market investments:
Securities purchased under agreements to resell	$2,000.0	$—	$—	$—	$—	$2,000.0
Federal funds sold	—	950.0	2,272.0	—	—	3,222.0
Total money market investments	2,000.0	950.0	2,272.0	—	—	5,222.0
Investment securities:
Certificates of deposit	—	—	400.0	—	—	400.0
GSE and TVA obligations	—	3,571.3	—	—	—	3,571.3
State or local agency obligations	28.4	339.9	—	—	—	368.3
Total non-MBS	28.4	3,911.2	400.0	—	—	4,339.6
Other U.S. obligations single family MBS	—	799.9	—	—	—	799.9
GSE single-family MBS	—	3,425.3	—	—	—	3,425.3
GSE multifamily MBS	—	2,356.1	—	—	—	2,356.1
Private label residential MBS	—	18.9	17.3	159.5	871.8	1,067.5
Total MBS	—	6,600.2	17.3	159.5	871.8	7,648.8
Total investments	$2,028.4	$11,461.4	$2,689.3	$159.5	$871.8	$17,210.4
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $10.5 million and $9.1 million at June 30, 2017 and December 31, 2016, respectively.
(2) Balances exclude $145.8 million and $1.9 million pertaining to unrated private label MBS securities at June 30, 2017 and December 31, 2016, respectively.
(3) Balances exclude total accrued interest of $28.9 million and $28.1 million at June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017, the Bank had unsecured exposure to 16 counterparties totaling $6.8 billion, with one counterparty exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at June 30, 2017 and December 31, 2016. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)
	June 30, 2017	December 31, 2016
Interest-bearing deposits	$210.0	$—
Certificates of deposit	550.0	400.0
Federal funds sold	6,075.0	3,222.0
Total	$6,835.0	$3,622.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of June 30, 2017, 71.9% of the Bank’s unsecured investment credit exposure in Federal funds sold and 100% of the Banks' unsecured investment exposure in certificates of deposits were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2017, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
June 30, 2017 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$1,735.0	$1,735.0
U.S. subsidiaries of foreign commercial banks	—	100.0	100.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	1,835.0	1,835.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	500.0
Canada	—	1,250.0	1,250.0
France	—	750.0	750.0
Netherlands	—	650.0	650.0
Norway	—	650.0	650.0
Sweden	1,200.0	—	1,200.0
Total U.S. branches and agency offices of foreign commercial banks	1,700.0	3,300.0	5,000.0
Total unsecured investment credit exposure	$1,700.0	$5,135.0	$6,835.0

(in millions)
December 31, 2016 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$550.0	$550.0
U.S. subsidiaries of foreign commercial banks	—	72.0	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	622.0	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	—	850.0	850.0
Finland	950.0	—	950.0
France	—	300.0	300.0
Netherlands	—	700.0	700.0
Norway	—	200.0	200.0
Total U.S. branches and agency offices of foreign commercial banks	950.0	2,050.0	3,000.0
Total unsecured investment credit exposure	$950.0	$2,672.0	$3,622.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after June 30, 2017.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at either June 30, 2017 or December 31, 2016.

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

(in millions)
June 30, 2017
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,735.0	$—	$—	$1,735.0
U.S. subsidiaries of foreign commercial banks	100.0	—	—	100.0
Total domestic and U.S. subsidiaries of foreign commercial banks	$1,835.0	$—	$—	$1,835.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	1,200.0	50.0	—	1,250.0
France	500.0	100.0	150.0	750.0
Netherlands	650.0	—	—	650.0
Norway	650.0	—	—	650.0
Sweden	950.0	250.0	—	1,200.0
Total U.S. branches and agency offices of foreign commercial banks	4,450.0	400.0	150.0	5,000.0
Total unsecured investment credit exposure	$6,285.0	$400.0	$150.0	$6,835.0

(in millions)
December 31, 2016
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$550.0	$—	$550.0
U.S. subsidiaries of foreign commercial banks	72.0	—	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	622.0	—	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	700.0	150.0	850.0
Finland	950.0	—	950.0
France	50.0	250.0	300.0
Netherlands	700.0	—	700.0
Norway	200.0	—	200.0
Total U.S. branches and agency offices of foreign commercial banks	2,600.0	400.0	3,000.0
Total unsecured investment credit exposure	$3,222.0	$400.0	$3,622.0

U.S. Treasury Bills, Agency Securities, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $3.9 billion, both at June 30, 2017 and December 31, 2016.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio was $6.7 billion at June 30, 2017 and $6.6 billion at December 31, 2016.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. The carrying value of the Bank’s private label MBS portfolio at June 30, 2017 was $946.2 million, which was a decrease of $123.2 million from December 31, 2016. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at June 30, 2017 was $74.1 million compared to $67.4 million at December 31, 2016. The weighted average prices on OTTI securities were 89.1 and 87.2 at June 30, 2017 and December 31, 2016, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2016, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2016 Form 10-K.

Approximately 12.4% of the Bank’s MBS portfolio at June 30, 2017 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of June 30, 2017.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$6.0	$14.2	$—	$20.2
A	0.1	20.7	—	20.8
BBB	114.3	7.6	3.2	125.1
Below investment grade:
BB	93.9	11.6	—	105.5
B	42.5	29.2	—	71.7
CCC	72.3	95.8	—	168.1
CC	1.0	37.4	—	38.4
D	185.7	113.9	—	299.6
Unrated	29.3	143.6	—	172.9
Total	$545.1	$474.0	$3.2	$1,022.3
Amortized cost	$483.0	$386.1	$3.2	$872.3
Gross unrealized losses (1)	(0.5)	(1.4)	(0.2)	(2.1)
Fair value	522.5	423.4	2.9	948.8
OTTI (2):
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	—	(0.7)	—	(0.7)
Net OTTI losses, credit portion	$—	$(0.7)	$—	$(0.7)
Weighted average fair value/par	95.9%	89.3%	90.6%	92.8%
Original weighted average credit support	6.6	9.9	12.5	8.2
Weighted-average credit support - current	7.7	5.5	53.0	6.8
Weighted avg. collateral delinquency (3)	9.5	14.2	18.0	11.7
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $0.2 million and $0.1 million, respectively at June 30, 2017.
(2) For the six months ended June 30, 2017.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized no credit-related OTTI charges in earnings during the three months ended June 30, 2017 and 2016, and $0.7 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its second quarter of 2017 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	12.9	7.0	26.8	6.6
Alt-A	13.2	15.8	36.4	5.6
Subprime	4.2	29.4	59.1	53.0
Total Private Label Residential MBS	13.0	11.3	31.5	6.3

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	June 30, 2017	June 30, 2016
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	39	43
Total OTTI credit loss recorded life-to-date	$456.8	$456.1
Principal write-downs on private label MBS	(149.8)	(137.5)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(114.7)
Private label MBS matured (less principal write-downs realized)	(5.5)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$185.0	$199.5

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $6.9 million and $6.0 million for the second quarters of 2017 and 2016, respectively; $13.6 million and $12.1 million for the first six months of 2017 and 2016, respectively; and $125.7 million life-to-date. The OTTI recovered through interest income was recognized on 35 and 37 private label MBS securities for the first six months of 2017 and 2016, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first six months of 2017 and 2016.

Management will continue to evaluate all impaired securities, including those on which OTTI has been recorded. Material credit losses have occurred on private label MBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral, payments received on the securities themselves, as well as the Bank’s future modeling assumptions. Those securities for which the Bank is recognizing recovery of OTTI may be more likely to incur a credit loss due to the nature of the accounting. The Bank cannot estimate the future amount of any additional credit losses. The FASB recently issued guidance which will amend the accounting for credit losses. See Note 1 to the Financial Statements for additional discussion.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing price forecast by five percentage points and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at June 30, 2017. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, although the CE is not rated. The CE was originally established to be sufficient such that a Master Commitment (MC) has a AA credit rating. The Bank has revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. The Bank had net mortgage loans held for portfolio of $3.5 billion and $3.4 billion after an allowance for credit losses of $6.3 million at June 30, 2017 and $6.2 million at December 31, 2016, respectively.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies which provide PMI and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2017, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of June 30, 2017, $23.1 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2017 was $7.5 million and $3.0 million, respectively. As of December 31, 2016, the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $8.7 million and $3.5 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2016 Form 10-K for a description of the BOB program. At June 30, 2017, the allowance for credit losses on BOB loans was $2.0 million, a decrease of $0.2 million from December 31, 2016.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2017.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2017.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2017 and December 31, 2016.

(in millions)	June 30, 2017
Credit Rating (1)	Notional Amount	Net Present Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparties and Variation Margin for Daily Settled Contracts (2)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$18.0	$0.1	$—	$0.1
Liability positions with credit exposure:
Cleared derivatives (3)	25,335.2	(71.7)	150.0	78.3
Total derivative positions with credit exposure to non-member counterparties	25,353.2	(71.6)	150.0	78.4
Member institutions (4)	38.9	—	—	—
Total	$25,392.1	$(71.6)	$150.0	$78.4
Derivative positions without credit exposure	9,861.9
Total notional	$35,254.0

(in millions)	December 31, 2016
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$18.0	$—	$—	$—
A	269.3	0.3	—	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,601.4	(17.2)	19.8	2.6
BBB	1,605.7	(15.7)	15.8	0.1
Cleared derivatives (3)	32,772.9	(50.1)	129.0	78.9
Total derivative positions with credit exposure to non-member counterparties	37,267.3	(82.7)	164.6	81.9
Member institutions (4)	15.4	—	—	—
Total	$37,282.7	$(82.7)	$164.6	$81.9
Derivative positions without credit exposure	2,491.4
Total notional	$39,774.1
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2017. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Includes accumulated variation margin payments for daily settled contracts of $76.6 million at June 30, 2017.
(3) Represents derivative transactions cleared through Clearing Houses.
(4) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of June 30, 2017 and December 31, 2016.

Notional Greater Than 10%	June 30, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Barclays Bank	A	$3,441.9	34.7	(1)	(1)	(1)
Bank of America, NA	A	1,284.6	13.0	A	$1,130.6	16.2
Morgan Stanley Capital	BBB	1,352.5	13.6	BBB	1,605.7	22.9
Deutsche Bank AG	(1)	(1)	(1)	BBB	784.5	11.2
All others	n/a	3,839.8	38.7	n/a	3,480.4	49.7
Total		$9,918.8	100.0		$7,001.2	100.0

Net Credit Exposure Greater Than 10%	June 30, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
HSBC Bank	AA	$0.1	100.0	(2)	(2)	(2)
Credit Suisse	(3)	(3)	(3)	A	$1.4	45.9
Bank of America, NA	(3)	(3)	(3)	A	0.9	29.7
All others	n/a	—	—	n/a	0.7	24.4
Total		$0.1	100.0		$3.0	100.0
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

(in millions)	June 30, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$5.4	$5.3	$4.8	$11.3	$11.3	$12.3
France	6.0	6.0	5.1	10.1	10.1	6.8
United Kingdom	3.2	—	—	3.5	—	—
Germany	2.6	—	—	3.8	—	—
Total	$17.2	$11.3	$9.9	$28.7	$21.4	$19.1
Note: The average maturity of these derivative contracts is September 2021 at June 30, 2017 and November 2021 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	June 30, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
Germany	$—	$—	$—	$0.1	$—	$—
Switzerland	—	—	—	0.3	—	—
Total	$—	$—	$—	$0.4	$—	$—
Note: The average maturity of these derivative contracts is September 2019 at June 30, 2017 and October 2019 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of June 30, 2017. These ratings measure the likelihood of timely payment of principal and interest. At June 30, 2017, the Bank’s consolidated obligation bonds outstanding decreased to $62.9 billion compared to $67.2 billion at December 31, 2016. The Bank also issues discount notes, which are shorter-term consolidated obligations. Total discount notes outstanding at June 30, 2017 increased to $31.9 billion compared to $28.5 billion at December 31, 2016.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At June 30, 2017, callable bonds issued by the Bank were down approximately $0.6 billion from December 31, 2016. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2016 Form 10-K for additional information. The Bank was in compliance with these requirements at June 30, 2017.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At June 30, 2017 and December 31, 2016, excess contingency liquidity was approximately $23.7 billion and $27.6 billion, respectively.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income:
Advances	$237,128	$135,829	$443,350	$267,685
Prepayment fees on advances, net	49	20,676	132	20,753
Interest-bearing deposits	576	321	754	660
Securities purchased under agreements to resell	453	1,069	635	1,493
Federal funds sold	15,824	5,380	25,219	11,687
Trading securities	2,816	2,816	5,632	5,632
Available-for-sale (AFS) securities	46,225	38,600	90,219	77,400
Held-to-maturity (HTM) securities	13,675	13,945	29,250	28,465
Mortgage loans held for portfolio	31,803	28,937	62,610	58,637
Total interest income	348,549	247,573	657,801	472,412
Interest expense:
Consolidated obligations - discount notes	57,353	26,841	92,294	60,103
Consolidated obligations - bonds	179,580	126,683	344,800	236,326
Mandatorily redeemable capital stock	64	83	127	157
Deposits	1,128	417	1,917	813
Other borrowings	10	7	16	9
Total interest expense	238,135	154,031	439,154	297,408
Net interest income	110,414	93,542	218,647	175,004
Provision (benefit) for credit losses	(90)	212	(92)	438
Net interest income after provision (benefit) for credit losses	110,504	93,330	218,739	174,566
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—	—	—
OTTI losses reclassified to (from) AOCI (Note 5)	—	—	(664)	(239)
Net OTTI losses, credit portion (Note 5)	—	—	(664)	(239)
Net gains on trading securities (Note 2)	5,321	10,888	7,606	28,162
Net realized gains from sales of AFS securities (Note 3)	—	—	—	12,708
Net gains (losses) on derivatives and hedging activities (Note 9)	(4,295)	(16,386)	135	(52,007)
Gains on litigation settlements, net	—	463	—	463
Standby letters of credit fees	5,958	6,100	12,044	12,399
Other, net	21	255	667	671
Total other noninterest income	7,005	1,320	19,788	2,157
Other expense:
Compensation and benefits	10,570	11,752	25,708	21,974
Other operating	6,921	6,155	13,456	12,458
Finance Agency	1,290	1,401	2,699	3,056
Office of Finance	911	936	2,375	1,993
Total other expense	19,692	20,244	44,238	39,481
Income before assessments	97,817	74,406	194,289	137,242
Affordable Housing Program (AHP) assessment	9,788	7,449	19,442	13,740
Net income	$88,029	$66,957	$174,847	$123,502

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$88,029	$66,957	$174,847	$123,502
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains	31,654	34,041	63,029	71,845
Reclassification of realized (gains) included in net income	—	—	—	(11,291)
Total net unrealized gains on AFS	31,654	34,041	63,029	60,554
Net non-credit portion of OTTI gains (losses) on AFS securities:
Net change in fair value of OTTI securities	8,329	5,166	6,042	(6,884)
Reclassification of net (gains) included in net income	—	—	—	(1,417)
Net amount of impairment losses reclassified to noninterest income	—	—	664	239
Total net non-credit portion of OTTI gains (losses) on AFS securities	8,329	5,166	6,706	(8,062)
Reclassification of net (gains) included in net income relating to hedging activities	(4)	(5)	(11)	(12)
Pension and post-retirement benefits	86	43	172	86
Total other comprehensive income	40,065	39,245	69,896	52,566
Total comprehensive income	$128,094	$106,202	$244,743	$176,068

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$4,010,393	$3,587,605
Interest-bearing deposits	215,132	5,909
Federal funds sold	6,075,000	3,222,000
Securities purchased under agreements to resell	500,000	2,000,000
Investment securities:
Trading securities (Note 2)	403,772	395,247
AFS securities at fair value (Note 3)	9,221,839	9,038,081
HTM securities; fair value of $2,542,509 and $2,576,982 respectively (Note 4)	2,527,398	2,566,135
Total investment securities	12,153,009	11,999,463
Advances, net (Note 6)	74,080,224	76,808,704
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $6,341 and $6,231, respectively (Note 8)	3,537,537	3,390,727
Banking on Business (BOB) loans, net of allowance for credit losses of $1,971 and $2,177, respectively (Note 8)	11,887	12,276
Accrued interest receivable	140,842	124,247
Premises, software and equipment, net	8,297	9,762
Derivative assets (Note 9)	78,385	81,891
Other assets	17,902	17,492
Total assets	$100,828,608	$101,260,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	June 30, 2017	December 31, 2016
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$569,272	$505,430
Noninterest-bearing	21,120	53,461
Total deposits	590,392	558,891
Consolidated obligations, net: (Note 10)
Discount notes	31,928,834	28,500,341
Bonds	62,910,855	67,156,031
Total consolidated obligations, net	94,839,689	95,656,372
Mandatorily redeemable capital stock (Note 11)	5,019	5,216
Accrued interest payable	118,267	117,183
AHP payable	86,131	76,712
Derivative liabilities (Note 9)	14,686	14,010
Other liabilities	242,216	37,777
Total liabilities	95,896,400	96,466,161
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 37,326 and 37,554 shares, respectively	3,732,585	3,755,411
Retained earnings:
Unrestricted	827,915	771,661
Restricted	249,516	214,547
Total retained earnings	1,077,431	986,208
Accumulated Other Comprehensive Income (AOCI)	122,192	52,296
Total capital	4,932,208	4,793,915
Total liabilities and capital	$100,828,608	$101,260,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$174,847	$123,502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,142	(35,618)
Net change in derivative and hedging activities	(28,790)	41,708
Net OTTI credit losses	664	239
Net realized (gains) from sales of AFS securities	—	(12,708)
Other adjustments	(93)	434
Net change in:
Trading securities	(8,525)	(28,846)
Accrued interest receivable	(16,410)	(911)
Other assets	(1,361)	(576)
Accrued interest payable	1,083	14,592
Other liabilities	7,782	(2,011)
Net cash provided by operating activities	$130,339	$99,805
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $778 and $970 from other FHLBanks for mortgage loan program)	$(176,764)	$(142,325)
Securities purchased under agreements to resell	1,500,000	500,000
Federal funds sold	(2,853,000)	1,435,000
AFS securities:
Proceeds (includes $197,999 from sale of AFS securities in 2016)	642,524	1,718,389
Purchases	(535,482)	(1,950,184)
HTM securities:
Net change in short-term	(150,000)	—
Proceeds from long-term maturities	286,396	315,195
Purchases of long-term	(98,286)	(71,498)
Advances:
Proceeds	416,070,963	379,058,714
Made	(413,335,106)	(370,861,871)
Mortgage loans held for portfolio:
Proceeds	226,398	214,824
Purchases	(382,700)	(289,040)
Proceeds from sales of foreclosed assets	3,627	5,188
Premises, software and equipment:
Proceeds from sale	—	335
Purchases	(686)	(1,732)
Net cash provided by investing activities	$1,197,884	$9,930,995
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Six months ended June 30,
(in thousands)	2017	2016
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$32,100	$(30,860)
Net payments for derivative contracts with financing element	—	(18,504)
Net proceeds from issuance of consolidated obligations:
Discount notes	97,327,761	52,974,945
Bonds	23,153,680	33,134,217
Payments for maturing and retiring consolidated obligations:
Discount notes	(93,915,228)	(74,436,164)
Bonds	(27,397,101)	(20,997,910)
Proceeds from issuance of capital stock	2,096,726	1,367,847
Payments for repurchase/redemption of mandatorily redeemable capital stock	(466)	(45,191)
Payments for repurchase/redemption of capital stock	(2,119,283)	(1,630,545)
Cash dividends paid	(83,624)	(79,738)
Net cash (used in) financing activities	$(905,435)	$(9,761,903)
Net increase in cash and due from banks	$422,788	$268,897
Cash and due from banks at beginning of the period	3,587,605	2,376,964
Cash and due from banks at end of the period	$4,010,393	$2,645,861
Supplemental disclosures:
Interest paid	$358,857	$252,242
AHP payments	10,023	10,884
Transfers of mortgage loans to real estate owned	2,679	3,326
Variation margin recharacterized as settlement payments on derivative contracts	44,674	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Comprehensive income	—	—	98,801	24,701	123,502	52,566	176,068
Issuance of capital stock	13,678	1,367,847	—	—	—	—	1,367,847
Repurchase/redemption of capital stock	(16,305)	(1,630,545)	—	—	—	—	(1,630,545)
Net shares reclassified to mandatorily redeemable capital stock	(448)	(44,832)	—	—	—	—	(44,832)
Cash dividends	—	—	(79,738)	—	(79,738)	—	(79,738)
June 30, 2016	32,321	$3,232,118	$737,790	$187,244	$925,034	$133,249	$4,290,401

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	139,878	34,969	174,847	69,896	244,743
Issuance of capital stock	20,967	2,096,726	—	—	—	—	2,096,726
Repurchase/redemption of capital stock	(21,192)	(2,119,283)	—	—	—	—	(2,119,283)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(269)	—	—	—	—	(269)
Cash dividends	—	—	(83,624)	—	(83,624)	—	(83,624)
June 30, 2017	37,326	$3,732,585	$827,915	$249,516	$1,077,431	$122,192	$4,932,208

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

The Bank did not adopt any new accounting standards during the six months ended June 30, 2017.

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
The Bank is continuing to evaluate the impact of this ASU on its financial statements. The Bank does not believe that the impact will be material to its financial condition or results of operations as it does not typically purchase callable debt securities at premiums and believes this ASU is only applicable to purchased investments.

ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This ASU requires entities to disaggregate the service cost component of net benefit cost from other components and present the other components outside of income from operations. It also requires that only the service cost component be eligible for capitalization.

This ASU is effective for the Bank beginning January 1, 2018. The presentation of service costs separately will be adopted on a retrospective basis, and the limiting of capitalization to service costs will be adopted on a prospective basis.

The Bank is continuing to evaluate the impact of this ASU, which may affect the presentation of other components of net benefit cost on its financial statements. The ASU is expected to impact the Bank's non-qualified defined benefit plans, but is not expected to impact its qualified, multi-employer defined benefit plan. The Bank does not anticipate that the impact will be material.

ASU 2016-15: Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	This ASU is focused on reducing diversity in practice in the Statement of Cash Flows by providing clarification on eight classification issues.	This ASU is effective for the Bank no later than January 1, 2018 and will be adopted on a retrospective basis.	The Bank is continuing to evaluate the impact of this ASU on its financial statements, but it expects this ASU will not have any impact on its Statement of Cash Flows.

Notes to Financial Statements (continued)

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13: Financial Instruments - Credit Losses
This ASU makes substantial changes to the accounting for credit losses on certain financial instruments. It replaces the current incurred loss model with a new model based on lifetime expected credit losses, which the FASB believes will result in more timely recognition of credit losses.

This ASU is effective for the Bank no later than January 1, 2020 and will generally be adopted on a modified retrospective basis, with the exception of previously-OTTI AFS debt securities, for which the guidance will be applied prospectively.

The Bank is continuing to evaluate the impact of this ASU on its financial statements and will continue to monitor interpretations made by standard-setters and regulators. The Bank expects its allowance for credit losses on MPF loans to increase; however, the Bank does not currently have an estimate of the amount of the expected increase. The Bank has not yet determined the impact this standard will have on its private label MBS securities. The Bank will continue to evaluate the appropriateness of an allowance for credit losses on other specific elements of its financial statements.

ASU 2016-02: Leases	This ASU amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.	This ASU is effective for the Bank no later than January 1, 2019 and will be adopted on a modified retrospective basis.
The Bank is continuing to evaluate the impact of this ASU on its financial statements. Upon adoption, the Bank will increase its assets and liabilities for capitalized leases. The Bank’s most significant lease is its headquarters. Future minimum lease payments under current accounting standards are disclosed in Note 20 - Commitments and Contingencies in the Bank's 2016 Form 10-K. Substantially all of these payments represent the building lease.

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
The Bank is continuing to evaluate the impact of this ASU on its financial statements. This ASU is not expected to materially impact the Bank’s financial condition or results of operations and will result in the reclassification of an immaterial equity investment to trading securities. The Bank expects to update its financial statement disclosures to reflect the updated disclosure requirements for financial instruments not recognized at fair value in the financial statements and to meet the disaggregation requirements of this guidance.

Notes to Financial Statements (continued)

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09: Revenue from Contracts with Customers in conjunction with ASU 2017-05: Gains and Losses from the Derecognition of Nonfinancial Assets
ASU 2014-09 was issued to increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. It will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition. ASU 2017-05 clarifies that the guidance in ASU 2014-09 should also be applied to the accounting for derecognition of nonfinancial assets, including sales of real estate assets such as REO.
These ASUs are effective for the Bank beginning January 1, 2018 and may be adopted on either a full or modified retrospective basis.
The Bank is continuing to evaluate the impact of these ASUs on its financial statements. The Bank does not expect that they will impact its financial condition or results of operations, as the majority of the Bank’s revenue is derived from financial instruments, which are excluded from the scope of this guidance.

Note 2 – Trading Securities

The following table presents trading securities as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Mutual funds	$8,529	$7,092
GSE and TVA obligations	395,243	388,155
Total	$403,772	$395,247

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $8.7 million and $7.2 million at June 30, 2017 and December 31, 2016, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for the second quarter and the first six months of 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net unrealized gains on trading securities held at period-end	$5,321	$10,888	$7,606	$28,162
Net realized gains on trading securities sold/matured during the period	—	—	—	—
Net gains on trading securities	$5,321	$10,888	$7,606	$28,162

Notes to Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of June 30, 2017 and December 31, 2016.

	June 30, 2017
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,006	$—	$—	$—	$2,006
GSE and TVA obligations	3,116,081	—	33,846	(4,360)	3,145,567
State or local agency obligations	271,551	—	3,146	(3,652)	271,045
Total non-MBS	$3,389,638	$—	$36,992	$(8,012)	$3,418,618
MBS:
Other U.S. obligations single family MBS	$197,929	$—	$148	$(275)	$197,802
GSE single-family MBS	2,895,094	—	14,708	(3,385)	2,906,417
GSE multifamily MBS	2,078,393	—	10,381	(148)	2,088,626
Private label residential MBS	536,461	(986)	75,116	(215)	610,376
Total MBS	$5,707,877	$(986)	$100,353	$(4,023)	$5,803,221
Total AFS securities	$9,097,515	$(986)	$137,345	$(12,035)	$9,221,839

	December 31, 2016
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,000	$—	$—	$—	$2,000
GSE and TVA obligations	3,181,110	—	11,889	(9,806)	3,183,193
State or local agency obligations	249,675	—	879	(14,142)	236,412
Total non-MBS	$3,432,785	$—	$12,768	$(23,948)	$3,421,605
MBS:
Other U.S. obligations single family MBS	$217,577	$—	$—	$(1,143)	$216,434
GSE single-family MBS	3,218,268	—	5,577	(10,683)	3,213,162
GSE multifamily MBS	1,508,003	—	6,112	(1,211)	1,512,904
Private label residential MBS	606,859	(11)	67,435	(307)	673,976
Total MBS	$5,550,707	$(11)	$79,124	$(13,344)	$5,616,476
Total AFS securities	$8,983,492	$(11)	$91,892	$(37,292)	$9,038,081
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, previous OTTI recognized in earnings, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the Bank's benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $9.3 million and $9.0 million at June 30, 2017 and December 31, 2016, respectively, and are included in Other liabilities in the Statement of Condition.

As of June 30, 2017, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $15.5 million, credit losses of $185.0 million and OTTI-related accretion adjustments of $53.2 million. As of December 31, 2016, these amounts were $14.9 million, $192.6 million and $43.8 million, respectively.

Notes to Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Non-credit portion of OTTI losses	$(986)	$(11)
Net unrealized gains on OTTI securities since their last OTTI credit charge	75,116	67,435
Net non-credit portion of OTTI gains on AFS securities in AOCI	$74,130	$67,424

The following tables summarize the AFS securities with unrealized losses as of June 30, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$698,608	$(1,947)	$876,551	$(2,413)	$1,575,159	$(4,360)
State or local agency obligations	133,038	(3,652)	—	—	133,038	(3,652)
Total non-MBS	$831,646	$(5,599)	$876,551	$(2,413)	$1,708,197	$(8,012)
MBS:
Other U.S. obligations single family MBS	$10,876	$(1)	$93,540	$(274)	$104,416	$(275)
GSE single-family MBS	159,340	(2,214)	431,135	(1,171)	590,475	(3,385)
GSE multifamily MBS	181,467	(137)	13,930	(11)	195,397	(148)
Private label residential MBS	46,451	(985)	2,945	(216)	49,396	(1,201)
Total MBS	$398,134	$(3,337)	$541,550	$(1,672)	$939,684	$(5,009)
Total	$1,229,780	$(8,936)	$1,418,101	$(4,085)	$2,647,881	$(13,021)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,976,842	$(8,334)	$155,292	$(1,472)	$2,132,134	$(9,806)
State or local agency obligations	161,288	(14,142)	—	—	161,288	(14,142)
Total non-MBS	$2,138,130	$(22,476)	$155,292	$(1,472)	$2,293,422	$(23,948)
MBS:
Other U.S. obligations single family MBS	$145,946	$(523)	$70,487	$(620)	$216,433	$(1,143)
GSE single-family MBS	1,775,502	(7,920)	351,883	(2,763)	2,127,385	(10,683)
GSE multifamily MBS	461,916	(992)	92,755	(219)	554,671	(1,211)
Private label residential MBS	47,364	(11)	2,853	(307)	50,217	(318)
Total MBS	$2,430,728	$(9,446)	$517,978	$(3,909)	$2,948,706	$(13,355)
Total	$4,568,858	$(31,922)	$673,270	$(5,381)	$5,242,128	$(37,303)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$655,973	$655,254	$378,123	$378,071
Due after one year through five years	1,146,215	1,147,529	1,408,405	1,405,080
Due after five years through ten years	669,156	683,237	644,126	651,857
Due in more than ten years	918,294	932,598	1,002,131	986,597
AFS securities excluding MBS	3,389,638	3,418,618	3,432,785	3,421,605
MBS	5,707,877	5,803,221	5,550,707	5,616,476
Total AFS securities	$9,097,515	$9,221,839	$8,983,492	$9,038,081

Interest Rate Payment Terms.  The following table details interest payment terms at June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,304,788	$3,347,980
Variable-rate	84,850	84,805
Total non-MBS	$3,389,638	$3,432,785
Amortized cost of AFS MBS:
Fixed-rate	$1,262,906	$1,343,699
Variable-rate	4,444,971	4,207,008
Total MBS	$5,707,877	$5,550,707
Total amortized cost of AFS securities	$9,097,515	$8,983,492

Realized Gains on AFS Securities. The following table provides a summary of proceeds and gross gains on sales of AFS securities for the three and six months ended 2017 and 2016, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Proceeds from sale of AFS securities	$—	$—	$—	$197,999
Gross gains on sale of AFS securities	—	—	—	12,708

Notes to Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of June 30, 2017 and December 31, 2016.

	June 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$550,000	$—	$(5)	$549,995
State or local agency obligations	127,195	—	(9,718)	117,477
Total non-MBS	$677,195	$—	$(9,723)	$667,472
MBS:
Other U.S. obligations single-family MBS	$496,690	$4,091	$—	$500,781
GSE single-family MBS	182,618	2,917	(33)	185,502
GSE multifamily MBS	835,118	16,943	(1,796)	850,265
Private label residential MBS	335,777	3,578	(866)	338,489
Total MBS	$1,850,203	$27,529	$(2,695)	$1,875,037
Total HTM securities	$2,527,398	$27,529	$(12,418)	$2,542,509

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$61	$(2)	$400,059
State or local agency obligations	131,925	—	(10,519)	121,406
Total non-MBS	$531,925	$61	$(10,521)	$521,465
MBS:
Other U.S. obligations single-family MBS	$583,550	$3,320	$(138)	$586,732
GSE single-family MBS	212,097	3,097	(23)	215,171
GSE multifamily MBS	843,167	19,288	(3,569)	858,886
Private label residential MBS	395,396	1,932	(2,600)	394,728
Total MBS	$2,034,210	$27,637	$(6,330)	$2,055,517
Total HTM securities	$2,566,135	$27,698	$(16,851)	$2,576,982

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of June 30, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$549,995	$(5)	$—	$—	$549,995	$(5)
State or local agency obligations	12,620	(110)	104,857	(9,608)	117,477	(9,718)
Total non-MBS	$562,615	$(115)	$104,857	$(9,608)	$667,472	$(9,723)
MBS:
GSE single-family MBS	$6,446	$(33)	$—	$—	$6,446	$(33)
GSE multifamily MBS	95,124	(1,796)	—	—	95,124	(1,796)
Private label residential MBS	7,657	(6)	82,016	(860)	89,673	(866)
Total MBS	$109,227	$(1,835)	$82,016	$(860)	$191,243	$(2,695)
Total	$671,842	$(1,950)	$186,873	$(10,468)	$858,715	$(12,418)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$124,998	$(2)	$—	$—	$124,998	$(2)
State or local agency obligations	13,612	(128)	107,794	(10,391)	121,406	(10,519)
Total non-MBS	$138,610	$(130)	$107,794	$(10,391)	$246,404	$(10,521)
MBS:
Other U.S. obligations single-family MBS	$53,513	$(109)	$41,253	$(29)	$94,766	$(138)
GSE single-family MBS	—	—	7,133	(23)	7,133	(23)
GSE multifamily MBS	165,914	(3,569)	—	—	165,914	(3,569)
Private label residential MBS	10,961	(115)	222,585	(2,485)	233,546	(2,600)
Total MBS	$230,388	$(3,793)	$270,971	$(2,537)	$501,359	$(6,330)
Total	$368,998	$(3,923)	$378,765	$(12,928)	$747,763	$(16,851)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$550,000	$549,995	$400,000	$400,059
Due after one year through five years	—	—	—	—
Due after five years through ten years	44,935	42,949	47,850	45,605
Due after ten years	82,260	74,528	84,075	75,801
Total non-MBS	677,195	667,472	531,925	521,465
MBS	1,850,203	1,875,037	2,034,210	2,055,517
Total HTM securities	$2,527,398	$2,542,509	$2,566,135	$2,576,982

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Amortized cost of HTM securities other than MBS:
Fixed-rate	$550,000	$400,000
Variable-rate	127,195	131,925
Total non-MBS	$677,195	$531,925
Amortized cost of HTM MBS:
Fixed-rate	$925,771	$952,329
Variable-rate	924,432	1,081,881
Total MBS	$1,850,203	$2,034,210
Total HTM securities	$2,527,398	$2,566,135

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

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which is based upon an assessment of the individual housing markets. During the second quarter of 2017, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (3.0)% to 11.0% over the 12 month period beginning April 1, 2017. For the vast majority of markets the short-term forecast has changes from 1.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of June 30, 2017. The "Total OTTI securities" balances below summarize the Bank’s securities as of June 30, 2017 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$296,378	$235,423	$272,399
Alt-A	385,508	297,878	335,032
Total OTTI securities	681,886	533,301	607,431
Private label MBS with no OTTI	3,160	3,160	2,945
Total AFS private label MBS	$685,046	$536,461	$610,376
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$230,450	$257,493	$236,460	$265,379
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	—	—	664	239
Reductions:
Securities sold and matured during the period(2)	(191)	—	(191)	(2,081)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(6,906)	(6,006)	(13,580)	(12,050)
Ending balance	$223,353	$251,487	$223,353	$251,487
Notes:
(1) For the three months ended June 30, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to April 1 of that year. For the six months ended June 30, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1 of that year.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At June 30, 2017, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at June 30, 2017.

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

At June 30, 2017 and December 31, 2016, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.64% to 7.40%. AHP subsidized advances have interest rates ranging from 2.00% to 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$33,964,040	1.29%	$38,571,864	0.91%
Due after 1 year through 2 years	11,334,315	1.42	14,310,133	1.14
Due after 2 years through 3 years	11,184,218	1.48	7,477,536	1.29
Due after 3 years through 4 years	11,890,783	1.56	8,488,404	1.22
Due after 4 years through 5 years	2,980,899	1.68	7,161,763	1.23
Thereafter	2,745,658	1.68	825,608	2.64
Total par value	74,099,913	1.41%	76,835,308	1.07%
Discount on AHP advances	(1)		(2)
Deferred prepayment fees	(2,130)		(4,625)
Hedging adjustments	(17,558)		(21,977)
Total book value	$74,080,224		$76,808,704

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At June 30, 2017 and December 31, 2016, the Bank had convertible advances outstanding of $0.4 billion and $0.5 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). At June 30, 2017 and December 31, 2016, the Bank had $8.4 billion and $12.3 billion of returnable advances, respectively. At June 30, 2017 and December 31, 2016, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of June 30, 2017 and December 31, 2016.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Due in 1 year or less	$34,964,040	$40,221,864	$34,054,540	$38,791,364
Due after 1 year through 2 years	10,684,315	12,700,133	11,269,315	14,116,133
Due after 2 years through 3 years	10,869,218	7,462,536	11,178,718	7,472,036
Due after 3 years through 4 years	11,865,783	8,463,404	11,890,783	8,488,404
Due after 4 years through 5 years	2,970,899	7,161,763	2,980,899	7,161,763
Thereafter	2,745,658	825,608	2,725,658	805,608
Total par value	$74,099,913	$76,835,308	$74,099,913	$76,835,308

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Fixed-rate – overnight	$4,179,517	$4,696,431
Fixed-rate – term:
Due in 1 year or less	15,066,170	16,177,369
Thereafter	11,210,051	9,815,844
Total fixed-rate	30,455,738	30,689,644
Variable-rate:
Due in 1 year or less	14,718,353	17,698,064
Thereafter	28,925,822	28,447,600
Total variable-rate	43,644,175	46,145,664
Total par value	$74,099,913	$76,835,308

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2017, the Bank had advances of $55.8 billion outstanding to the five largest borrowers, which represented 75.3% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at June 30, 2017.

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

The following table presents balances as of June 30, 2017 and December 31, 2016 for mortgage loans held for portfolio.

(in thousands)	June 30, 2017	December 31, 2016
Fixed-rate long-term single-family mortgages (1)	$3,184,761	$3,013,181
Fixed-rate medium-term single-family mortgages (1)	273,257	299,900
Total par value	3,458,018	3,313,081
Premiums	63,076	59,032
Discounts	(3,722)	(3,926)
Hedging adjustments	26,506	28,771
Total mortgage loans held for portfolio	$3,543,878	$3,396,958
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Conventional loans	$3,241,594	$3,088,810
Government-guaranteed/insured loans	216,424	224,271
Total par value	$3,458,018	$3,313,081

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At June 30, 2017 and December 31, 2016, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At June 30, 2017 and December 31, 2016, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At June 30, 2017 and December 31, 2016, the MPF exposure under the FLA was $24.7 million and $24.0 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.9 million and $0.8 million for the second quarter 2017 and 2016 and $1.8 million and $1.5 million for the six months ended June 30, 2017 and 2016.

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

Notes to Financial Statements (continued)

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$6,204	$5,962	$6,231	$5,665
(Charge-offs) Recoveries, net (1)	209	40	(10)	73
Provision (benefit) for credit losses	(72)	(75)	120	189
Balance, June 30	$6,341	$5,927	$6,341	$5,927
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	June 30, 2017	December 31, 2016
Ending balance, individually evaluated for impairment	$5,021	$5,105
Ending balance, collectively evaluated for impairment	1,320	1,126
Total allowance for credit losses	$6,341	$6,231
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$56,257	$58,522
Collectively evaluated for impairment	3,281,212	3,122,847
Total recorded investment	$3,337,469	$3,181,369

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

Rollforward of Allowance for Credit Losses. BOB Loans.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$2,022	$1,904	$2,177	$2,052
(Charge-offs) Recoveries, net	—	—	(134)	(196)
Provision (benefit) for credit losses	(51)	(18)	(72)	30
Balance, June 30	$1,971	$1,886	$1,971	$1,886

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. BOB Loans. At June 30, 2017 and at December 31, 2016, the total recorded investments and related allowances for credit losses for BOB loans were all or substantively all characterized by loans collectively evaluated for impairment.

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	June 30, 2017
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$35,613	$9,995	$—	$45,608
Past due 60-89 days	7,855	3,589	—	11,444
Past due 90 days or more	18,852	3,860	120	22,832
Total past due loans	$62,320	$17,444	$120	$79,884
Total current loans	3,275,149	206,780	13,824	3,495,753
Total loans	$3,337,469	$224,224	$13,944	$3,575,637
Other delinquency statistics:
In process of foreclosures, included above (2)	$10,715	$866	$—	$11,581
Serious delinquency rate (3)	0.6%	1.7%	0.9%	0.6%
Past due 90 days or more still accruing interest	$—	$3,860	$—	$3,860
Loans on nonaccrual status	$21,400	$—	$120	$21,520

(in thousands)	December 31, 2016
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$45,687	$14,293	$—	$59,980
Past due 60-89 days	9,194	3,371	50	12,615
Past due 90 days or more	21,386	4,179	204	25,769
Total past due loans	$76,267	$21,843	$254	$98,364
Total current loans	3,105,102	210,624	14,287	3,330,013
Total loans	$3,181,369	$232,467	$14,541	$3,428,377
Other delinquency statistics:
In process of foreclosures, included above (2)	$11,464	$1,077	$—	$12,541
Serious delinquency rate (3)	0.7%	1.8%	1.4%	0.8%
Past due 90 days or more still accruing interest	$—	$4,179	$—	$4,179
Loans on nonaccrual status	$24,092	$—	$253	$24,345
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

	June 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,055	$33,683	$—
With a related allowance:
Conventional MPF loans	22,202	21,918	5,021
Total:
Conventional MPF loans	$56,257	$55,601	$5,021

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,687	$34,344	$—
With a related allowance:
Conventional MPF loans	23,835	23,577	5,105
Total:
Conventional MPF loans	$58,522	$57,921	$5,105

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became impaired.

	Three months ended June 30, 2017		Three months ended June 30, 2016
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$57,051	$579	$60,171	$578

	Six months ended June 30, 2017		Six months ended June 30, 2016
(in thousands)	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Conventional MPF loans	$58,169	$1,166	$61,265	$1,138
Notes:
(1) Includes gross charge-offs.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $12.5 million and $14.1 million as of June 30, 2017 and December 31, 2016, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

BOB Loans. The Bank offers a BOB loan deferral, which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Notes to Financial Statements (continued)

Real Estate Owned (REO). The Bank had $4.2 million and $3.9 million of REO reported in Other assets on the Statement of Condition at June 30, 2017 and December 31, 2016, respectively.

Purchases, Sales and Reclassifications. During the six months ended June 30, 2017 and 2016, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

	June 30, 2017
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$24,574,672	$56,081	$130,174
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,135,450	$16,257	$51,543
Interest rate caps or floors	4,505,000	3,037	—
Mortgage delivery commitments	38,892	1	180
Total derivatives not designated as hedging instruments:	$10,679,342	$19,295	$51,723
Total derivatives before netting and collateral adjustments	$35,254,014	$75,376	$181,897
Netting adjustments, cash collateral, and variation margin for daily settled contracts(1)		3,009	(167,211)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$78,385	$14,686

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,133,421	$71,335	$142,648
Derivatives not designated as hedging instruments:
Interest rate swaps	$9,370,245	$21,429	$58,158
Interest rate caps	1,255,000	4,686	—
Mortgage delivery commitments	15,450	26	98
Total derivatives not designated as hedging instruments:	$10,640,695	$26,141	$58,256
Total derivatives before netting and collateral adjustments	$39,774,116	$97,476	$200,904
Netting adjustments and cash collateral(1)		(15,585)	(186,894)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$81,891	$14,010
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. The June 30, 2017 table also includes fair value adjustment for which variation margin is characterized as a daily settled contract. At June 30, 2017, cash collateral posted was $94.2 million while variation margin for daily settled contracts was $76.6 million. At December 31, 2016, cash collateral posted was $171.3 million. Cash collateral received was $0.6 million for June 30, 2017 and immaterial for December 31, 2016.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$(455)	$4	$203	$(5,143)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(848)	$(15,956)	$4,340	$(47,480)
Interest rate caps or floors	(2,069)	(1,454)	(2,645)	(2,654)
Net interest settlements	(745)	746	(1,609)	1,025
Mortgage delivery commitments	(390)	270	(427)	2,235
Other	4	4	10	10
Total net (losses) related to derivatives not designated as hedging instruments	$(4,048)	$(16,390)	$(331)	$(46,864)
Other - price alignment amount on derivatives for which variation margin is characterized as a daily settled contract	208	—	263	—
Net gains (losses) on derivatives and hedging activities	$(4,295)	$(16,386)	$135	$(52,007)
Note:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness.

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2017 and 2016.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2017
Hedged item type:
Advances	$(20,918)	$20,815	$(103)	$(7,989)
Consolidated obligations – bonds	23,457	(23,001)	456	2,478
AFS securities	(13,686)	12,878	(808)	(4,368)
Total	$(11,147)	$10,692	$(455)	$(9,879)
Six months ended June 30, 2017
Hedged item type:
Advances	$(5,005)	$4,898	$(107)	$(17,963)
Consolidated obligations – bonds	12,306	(11,325)	981	8,827
AFS securities	(7,411)	6,740	(671)	(9,273)
Total	$(110)	$313	$203	$(18,409)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended June 30, 2016
Hedged item type:
Advances	$34,859	$(33,315)	$1,544	$(26,470)
Consolidated obligations – bonds	4,386	(3,772)	614	20,522
AFS securities	(36,642)	34,488	(2,154)	(6,041)
Total	$2,603	$(2,599)	$4	$(11,989)
Six months ended June 30, 2016
Hedged item type:
Advances	$(26,102)	$27,927	$1,825	$(67,622)
Consolidated obligations – bonds	60,482	(61,668)	(1,186)	44,937
AFS securities	(101,212)	95,430	(5,782)	(12,115)
Total	$(66,832)	$61,689	$(5,143)	$(34,800)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(0.9) million and $(1.4) million for the second quarter of 2017 and 2016, respectively, and $(1.6) million and $(2.4) million for the six months ended June 30, 2017 and 2016, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first six months of 2017 or 2016.

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

Notes to Financial Statements (continued)

Generally, the Bank’s ISDA agreements for uncleared derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2017 was $34.7 million, for which the Bank has posted cash collateral with a fair value of approximately $20.8 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $8.4 million of collateral to its derivative counterparties at June 30, 2017.

Cleared Derivatives. For cleared derivatives, the Clearing Houses are the Bank's counterparties. The Clearing House notifies the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The amount disclosed is the accumulated variation margin paid.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at June 30, 2017.

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

	Derivative Assets
(in thousands)	June 30, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$9,248	$13,778
Cleared derivatives	66,127	83,672
Total gross recognized amount	75,375	97,450
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)
Uncleared derivatives	(9,197)	(10,792)
Cleared derivatives	12,206	(4,793)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)	3,009	(15,585)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	51	2,986
Cleared derivatives	78,333	78,879
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	78,384	81,865
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	1	26
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	1	26
Total derivative assets:
Uncleared derivatives	52	3,012
Cleared derivatives	78,333	78,879
Total derivative assets as reported in the Statement of Condition	78,385	81,891
Net unsecured amount:
Uncleared derivatives	52	3,012
Cleared derivatives	78,333	78,879
Total net unsecured amount	$78,385	$81,891

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	June 30, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$43,933	$67,047
Cleared derivatives	137,784	133,759
Total gross recognized amount	181,717	200,806
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)
Uncleared derivatives	(29,427)	(53,135)
Cleared derivatives	(137,784)	(133,759)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)	(167,211)	(186,894)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	14,506	13,912
Cleared derivatives	—	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	14,506	13,912
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	180	98
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	180	98
Total derivative liabilities
Uncleared derivatives	14,686	14,010
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	14,686	14,010
Net unsecured amount:
Uncleared derivatives	14,686	14,010
Cleared derivatives	—	—
Total net unsecured amount	$14,686	$14,010
Note:
(1) Variation margin for daily settled contracts was $76.6 million at June 30, 2017.
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $1,011.5 billion and $989.3 billion at June 30, 2017 and December 31, 2016, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2016 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Par value of consolidated bonds:
Fixed-rate	$25,775,446	$30,020,671
Step-up	1,770,000	1,620,000
Floating-rate	35,010,000	35,155,000
Conversion bonds - fixed to floating	390,000	400,000
Total par value	62,945,446	67,195,671
Bond premiums	62,376	68,812
Bond discounts	(7,104)	(7,732)
Concession fees	(6,380)	(6,706)
Hedging adjustments	(83,483)	(94,014)
Total book value	$62,910,855	$67,156,031

Notes to Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$36,744,580	1.07%	$45,660,600	0.77%
Due after 1 year through 2 years	13,081,725	1.19	8,767,580	1.16
Due after 2 years through 3 years	5,440,585	1.48	4,575,505	1.36
Due after 3 years through 4 years	1,843,080	1.73	2,225,710	1.74
Due after 4 years through 5 years	1,822,350	2.12	1,884,400	2.05
Thereafter	3,960,350	2.35	3,958,850	2.26
Index amortizing notes	52,776	5.31	123,026	4.74
Total par value	$62,945,446	1.27%	$67,195,671	1.02%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Noncallable	$57,974,446	$61,585,171
Callable	4,971,000	5,610,500
Total par value	$62,945,446	$67,195,671

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2017 and December 31, 2016.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2017	December 31, 2016
Due in 1 year or less	$41,512,580	$50,586,100
Due after 1 year through 2 years	13,049,725	8,482,580
Due after 2 years through 3 years	5,085,585	4,375,505
Due after 3 years through 4 years	1,216,080	1,649,210
Due after 4 years through 5 years	954,350	849,400
Thereafter	1,074,350	1,129,850
Index amortizing notes	52,776	123,026
Total par value	$62,945,446	$67,195,671

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	June 30, 2017	December 31, 2016
Book value	$31,928,834	$28,500,341
Par value	31,976,729	28,529,619
Weighted average interest rate (1)	0.94%	0.51%
Notes:
(1) Represents an implied rate.

Notes to Financial Statements (continued)

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2016 Form 10-K. At June 30, 2017, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.4 billion and $3.4 billion in B1 membership stock and B2 activity stock at June 30, 2017, respectively. The Bank had $0.3 billion and $3.4 billion in B1 membership stock and B2 activity stock at December 31, 2016, respectively.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$950,121	$4,815,035	$907,515	$4,746,834
Total capital-to-asset ratio	4.0%	4.8%	4.0%	4.7%
Total regulatory capital	4,033,144	4,815,035	4,050,403	4,746,834
Leverage ratio	5.0%	7.2%	5.0%	7.0%
Leverage capital	5,041,430	7,222,553	5,063,004	7,120,252

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 21, 2017, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2017.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of June 30, 2017 and December 31, 2016.

(dollars in thousands)	June 30, 2017
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$936,777	25.1%
Chase Bank USA, N.A., Wilmington, DE	730,369	19.5
Ally Bank, Midvale, UT	454,387	12.2

(dollars in thousands)	December 31, 2016
Member (1)	Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE	$873,834	23.2%
PNC Bank, N.A., Pittsburgh, PA	859,402	22.9
Ally Bank, Midvale, UT	577,404	15.4
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's issued and outstanding capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at the shares' par value of $100 per share, as mandated by each FHLBank's capital plan.

The Bank had $5.0 million and $5.2 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements at June 30, 2017 and December 31,

Notes to Financial Statements (continued)

2016, respectively. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three and six months ended June 30, 2017 and 2016.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
(in thousands)	2017	2016
Balance, beginning of the period	$5,216	$6,053
Capital stock subject to mandatory redemption reclassified from capital	269	44,832
Redemption/repurchase of mandatorily redeemable stock	(466)	(45,191)
Balance, end of the period	$5,019	$5,694

As of June 30, 2017, the total mandatorily redeemable capital stock reflected the balance for four institutions. Three institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntary redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	365	—
Due after 2 years through 3 years	—	419
Due after 3 years through 4 years	4,524	4,797
Due after 4 years through 5 years	130	—
Total	$5,019	$5,216

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At June 30, 2017, retained earnings were $1,077.4 million, including $827.9 million of unrestricted retained earnings and $249.5 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February, April and July 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended June 30, 2017 and 2016.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
March 31, 2016	$35,261	$59,742	$—	$240	$(1,239)	$94,004
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	34,041	3,838	—	—	—	37,879
Net change in fair value of OTTI securities	—	1,328	—	—	—	1,328
Reclassifications from OCI to net income:
Amortization on hedging activities	—	—	—	(5)	—	(5)
Pension and post-retirement	—	—	—	—	43	43
June 30, 2016	$69,302	$64,908	$—	$235	$(1,196)	$133,249

March 31, 2017	$18,540	$65,801	$—	$216	$(2,430)	$82,127
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	31,654	8,766	—	—	—	40,420
Net change in fair value of OTTI securities	—	(437)	—	—	—	(437)
Reclassifications from OCI to net income:
Amortization on hedging activities	—	—	—	(4)	—	(4)
Pension and post-retirement	—	—	—	—	86	86
June 30, 2017	$50,194	$74,130	$—	$212	$(2,344)	$122,192

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2017 and 2016.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	71,845	(6,122)	—	—	—	65,723
Net change in fair value of OTTI securities	—	(762)	—	—	—	(762)
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	(11,291)	(1,417)	—	—	—	(12,708)
Noncredit OTTI to credit OTTI	—	239	—	—	—	239
Amortization on hedging activities	—	—	—	(12)	—	(12)
Pension and post-retirement	—	—	—	—	86	86
June 30, 2016	$69,302	$64,908	$—	$235	$(1,196)	$133,249

December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	63,029	7,680	—	—	—	70,709
Net change in fair value of OTTI securities	—	(1,638)	—	—	—	(1,638)
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	664	—	—	—	664
Amortization on hedging activities	—	—	—	(11)	—	(11)
Pension and post-retirement	—	—	—	—	172	172
June 30, 2017	$50,194	$74,130	$—	$212	$(2,344)	$122,192

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	June 30, 2017	December 31, 2016
Advances	$49,760,393	$60,916,692
Letters of credit (1)	4,691,390	6,236,508
MPF loans	755,845	880,877
Deposits	25,132	16,510
Capital stock	2,241,336	2,707,466
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income on advances (1)	$166,669	$79,973	$326,594	$155,276
Interest income on MPF loans	10,386	13,272	21,568	27,259
Letters of credit fees	1,674	2,258	3,536	4,575
Prepayment fees on advances	—	6,547	35	6,547
Note:
(1) For the three and six months ended June 30, 2017, balances include contractual interest income of $170.8 million and $334.6 million, net interest settlements on derivatives in fair value hedge relationships of $(4.2) million and $(9.4) million and total amortization of basis adjustments was $0.1 million and $1.4 million. For the three and six months ended June 30, 2016, balances include contractual interest income of $92.3 million and $192.7 million, net interest settlements on derivatives in fair value hedge relationships of $(12.9) million and $(38.0) million and total amortization of basis adjustments was $0.6 million and $0.5 million.

The following table includes the MPF activity of the related party members.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Total MPF loan volume purchased	$6,501	$5,312	$10,031	$7,973

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Servicing fee expense	$747	$324	$1,176	$634

(in thousands)	June 30, 2017	December 31, 2016
Interest-bearing deposits maintained with FHLBank of Chicago	$5,131	$5,909

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three and six months ended June 30, 2017, the total amount borrowed from and repaid to other FHLBanks was $400.0 million. There were no loans to other FHLBanks during the same period. During the three and six months ended June 2016, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2017 and 2016, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of

Notes to Financial Statements (continued)

the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the six months ended June 30, 2017 and 2016.

Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2016 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at June 30, 2017 and December 31, 2016. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2017 and December 31, 2016 are presented in the table below.

Fair Value Summary Table
	June 30, 2017
(in thousands)	Carrying Value	Level 1	Level 2 (1)	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$4,010,393	$4,010,393	$—	$—	$—	$4,010,393
Interest-bearing deposits	215,132	210,000	5,132	—	—	215,132
Federal funds sold	6,075,000	—	6,074,924	—	—	6,074,924
Securities purchased under agreement to resell	500,000	—	500,002	—	—	500,002
Trading securities	403,772	8,529	395,243	—	—	403,772
AFS securities	9,221,839	2,006	8,609,457	610,376	—	9,221,839
HTM securities	2,527,398	—	2,204,020	338,489	—	2,542,509
Advances	74,080,224	—	74,129,108	—	—	74,129,108
Mortgage loans held for portfolio, net	3,537,537	—	3,545,364	—	—	3,545,364
BOB loans, net	11,887	—	—	11,887	—	11,887
Accrued interest receivable	140,842	—	140,842	—	—	140,842
Derivative assets	78,385	—	75,376	—	3,009	78,385
Liabilities:
Deposits	$590,392	$—	$590,392	$—	$—	$590,392
Discount notes	31,928,834	—	31,924,926	—	—	31,924,926
Bonds	62,910,855	—	62,930,239	—	—	62,930,239
Mandatorily redeemable capital stock (3)	5,019	5,083	—	—	—	5,083
Accrued interest payable (3)	118,267	—	118,203	—	—	118,203
Derivative liabilities	14,686	—	181,897	—	(167,211)	14,686

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,587,605	$3,587,605	$—	$—	$—	$3,587,605
Interest-bearing deposits	5,909	—	5,909	—	—	5,909
Federal funds sold	3,222,000	—	3,221,945	—	—	3,221,945
Securities purchased under agreement to resell	2,000,000	—	1,999,962	—	—	1,999,962
Trading securities	395,247	7,092	388,155	—	—	395,247
AFS securities	9,038,081	2,000	8,362,105	673,976	—	9,038,081
HTM securities	2,566,135	—	2,182,254	394,728	—	2,576,982
Advances	76,808,704	—	76,843,531	—	—	76,843,531
Mortgage loans held for portfolio, net	3,390,727	—	3,403,217	—	—	3,403,217
BOB loans, net	12,276	—	—	12,276	—	12,276
Accrued interest receivable	124,247	—	124,247	—	—	124,247
Derivative assets	81,891	—	97,476	—	(15,585)	81,891
Liabilities:
Deposits	$558,891	$—	$558,895	$—	$—	$558,895
Discount notes	28,500,341	—	28,499,258	—	—	28,499,258
Bonds	67,156,031	—	67,163,445	—	—	67,163,445
Mandatorily redeemable capital stock (3)	5,216	5,286	—	—	—	5,286
Accrued interest payable (3)	117,183	—	117,113	—	—	117,113
Derivative liabilities	14,010	—	200,904	—	(186,894)	14,010
Notes:
(1) As of June 30, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of June 30, 2017, the Bank continues to report accumulated variation margin paid on cleared derivatives with collateral, although they are accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Variation margin for daily settled contracts was $76.6 million at June 30, 2017.
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of

Notes to Financial Statements (continued)

the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2017 and 2016.

Summary of Valuation Methodologies and Primary Inputs

Cash and Due from Banks. The fair values equal the carrying values.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms. These instruments’ maturity term is overnight. For certain interest-bearing deposits, fair values equal the carrying values due to the nature of the interest bearing deposit.

Federal Funds Sold. The fair value of Federal funds sold is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms. These instruments’ maturity term is overnight.

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at June 30, 2017 and December 31, 2016. These instruments’ maturity term is overnight.

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

For instruments that use the income approach, the significant inputs include a market-observable interest rate curve and a discount spread, if applicable. The market-observable interest rate curves and the related instrument types are as follows:

•Treasury curve: U.S. Treasury obligations
•LIBOR Swap curve: certificates of deposit
•CO curve: GSE and other U.S. obligations

The Bank uses a market approach for its state and local agency bonds. The Bank obtains prices from multiple designated third-party vendors when available, and the default price is the average of the prices obtained. Otherwise, the approach is generally consistent with the approach outlined below for Investment Securities - MBS.

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from multiple designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities, as applicable. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

During the year, the Bank conducts reviews of its pricing vendors to enhance its understanding of the vendors' pricing processes, methodologies and control procedures for agency and private label MBS. To the extent available, the Bank also reviews the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

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

Notes to Financial Statements (continued)

As of June 30, 2017, multiple vendor prices, when available, were received on the Bank's MBS holdings. The final prices for those securities were computed by averaging the prices received from the multiple vendors. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of June 30, 2017, the Bank classified private label MBS as Level 3.

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

The Bank's credit risk exposure on cleared derivatives is mitigated by the substitution of a central counterparty for individual counterparties. In addition, the CME Clearing rulebook requires delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement

Notes to Financial Statements (continued)

payments, rather than collateral. Therefore, the fair value of cleared derivatives is reduced on a trade by trade basis by variation margin due to its treatment as a settlement. The Bank's disclosure on cleared derivatives is described above and in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Initial margin continues to be treated as collateral and accounted for separately.

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit's carrying value and represents its fair value. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at June 30, 2017 and December 31, 2016.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at June 30, 2017 and December 31, 2016. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	June 30, 2017
(in thousands)	Level 1	Level 2(1)	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$395,243	$—	$—	$395,243
Mutual funds	8,529	—	—	—	8,529
Total trading securities	$8,529	$395,243	$—	$—	$403,772
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,145,567	$—	$—	$3,145,567
State or local agency obligations	—	271,045	—	—	271,045
Mutual funds	2,006	—	—	—	2,006
MBS:
Other U.S. obligations single family MBS	—	197,802	—	—	197,802
GSE single-family MBS	—	2,906,417	—	—	2,906,417
GSE multifamily MBS	—	2,088,626	—	—	2,088,626
Private label residential MBS	—	—	610,376	—	610,376
Total AFS securities	$2,006	$8,609,457	$610,376	$—	$9,221,839
Derivative assets:
Interest rate related	$—	$75,375	$—	$3,009	$78,384
Mortgage delivery commitments	—	1	—	—	1
Total derivative assets	$—	$75,376	$—	$3,009	$78,385
Total recurring assets at fair value	$10,535	$9,080,076	$610,376	$3,009	$9,703,996
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$181,717	$—	$(167,211)	$14,506
Mortgage delivery commitments	—	180	—	—	180
Total recurring liabilities at fair value (3)	$—	$181,897	$—	$(167,211)	$14,686
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$9,985	$—	$9,985
Real estate owned (4)	—	—	4,120	—	4,120
Total non-recurring assets at fair value	$—	$—	$14,105	$—	$14,105

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$388,155	$—	$—	$388,155
Mutual funds	7,092	—	—	—	7,092
Total trading securities	$7,092	$388,155	$—	$—	$395,247
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,183,193	$—	$—	3,183,193
State or local agency obligations	—	236,412	—	—	236,412
Mutual funds	2,000	—	—	—	2,000
MBS:
Other U.S. obligations single family MBS	—	216,434	—	—	216,434
GSE single-family MBS	—	3,213,162	—	—	3,213,162
GSE multifamily MBS	—	1,512,904	—	—	1,512,904
Private label residential MBS	—	—	673,976	—	673,976
Total AFS securities	$2,000	$8,362,105	$673,976	$—	$9,038,081
Derivative assets:
Interest rate related	$—	$97,450	$—	$(15,585)	$81,865
Mortgage delivery commitments	—	26	—	—	26
Total derivative assets	$—	$97,476	$—	$(15,585)	$81,891
Total recurring assets at fair value	$9,092	$8,847,736	$673,976	$(15,585)	$9,515,219
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$200,806	$—	$(186,894)	$13,912
Mortgage delivery commitments	—	98	—	—	98
Total recurring liabilities at fair value (3)	$—	$200,904	$—	$(186,894)	$14,010
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$13,359	$—	$13,359
Real estate owned (4)	—	—	6,475	—	6,475
Total non-recurring assets at fair value	$—	$—	$19,834	$—	$19,834
Notes:
(1) As of June 30, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of June 30, 2017, the Bank continues to report accumulated variation margin paid on cleared derivatives with collateral, although they are accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Variation margin for daily settled contracts was $76.6 million at June 30, 2017.
(3) Derivative liabilities represent the total liabilities at fair value.
(4) The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

There were no transfers between Levels 1 or 2 during the first six months of 2017 and 2016.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first six months of 2017 or 2016.

	AFS Private Label MBS-Residential
(in thousands)	Three months ended June 30, 2017	Six months ended June 30, 2017
Balance, beginning of period	$642,015	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	5,345	10,466
Net OTTI losses, credit portion	—	(664)
Net unrealized gains on AFS in OCI	25	91
Reclassification of non-credit portion included in net income	—	664
Net change in fair value on OTTI AFS in OCI	(437)	(1,638)
Unrealized gains on OTTI AFS in OCI	8,766	7,680
Purchases, issuances, sales, and settlements:
Settlements	(45,338)	(80,199)
Balance at June 30	$610,376	$610,376
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2017	$4,852	$9,296

	AFS Private Label MBS-Residential		AFS Private Label MBS-HELOCs(1)
(in thousands)	Three months ended June 30, 2016	Six months ended June 30, 2016	Six months ended June 30, 2016
Balance, beginning of period	$783,115	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	—	—	1,417
Accretion of credit losses in interest income	4,359	8,596	203
Net OTTI losses, credit portion	—	(239)	—
Net unrealized (losses) on AFS in OCI	(7)	(47)	—
Reclassification of non-credit portion included in net income	—	239	(1,417)
Net change in fair value on OTTI AFS in OCI	1,327	(762)	—
Unrealized gains (losses) on OTTI AFS in OCI	3,839	(5,943)	(179)
Purchases, issuances, sales, and settlements:
Sales	—	—	(8,510)
Settlements	(44,722)	(76,673)	(682)
Balance at June 30	$747,911	$747,911	$—
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2016	$4,359	$8,357	$—
Note:
(1) All AFS Private Label MBS - HELOCs were sold during the first quarter of 2016.

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2017			December 31, 2016
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$19,493,268	$—	$19,493,268	$19,736,792
Commitments to fund additional advances and BOB loans	52,092	—	52,092	158,167
Commitments to fund or purchase mortgage loans	38,892	—	38,892	15,450
Unsettled consolidated obligation bonds, at par	854,510	—	854,510	2,015,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $263.0 million and $467.0 million at June 30, 2017 and December 31, 2016, respectively.
(2) Letters of credit in the amount of $5.9 billion and $7.0 billion at June 30, 2017 and December 31, 2016, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.7 million and $5.0 million as of June 30, 2017 and December 31, 2016, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2017 and December 31, 2016. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.8 billion and $7.1 billion at June 30, 2017 and December 31, 2016, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2017.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: August 9, 2017

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer