Form 10-Q
period 2017-09-30
Federal Home Loan Bank of Pittsburgh
filed 2017-11-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

There were 34,331,173 shares of common stock with a par value of $100 per share outstanding at October 31, 2017.

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

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. The Bank's net interest margin significantly increased during the first nine months of 2017. During a period in the first quarter of 2017, the Bank executed a significant amount of its funding when the funding spread (i.e., the cost of debt relative to LIBOR) had widened. During the remainder of the first nine months of 2017, funding spreads were at more normal levels.

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

The Bank's higher yielding private label MBS portfolio continues its expected runoff. However, the Bank has accretion of interest income on certain private label residential MBS as a result of significant projected increases in cash flows. During the third quarter of 2017, this accretion resulted in additional interest income of $7.7 million compared to $6.4 million in the third quarter of 2016.

Results of Operations. The Bank's net income for the third quarter of 2017 was $83.9 million compared to $54.8 million for the third quarter of 2016. This $29.1 million increase was driven primarily by higher net interest income. Net interest income was $109.3 million in the third quarter of 2017, an increase of $30.1 million compared to $79.2 million in the third quarter of 2016. Higher net interest income was primarily due to interest income on higher average advance balances, Federal funds sold and available-for-sale securities, partially offset by interest expense on higher average consolidated obligation balances. The net interest margin for the third quarter of 2017 was 45 basis points compared to 36 basis points in the third quarter of 2016.

For the nine months ended September 30, 2017, net income was $258.7 million, compared to $178.3 million for the same prior-year period. The $80.4 million increase was primarily due to higher net interest income and higher noninterest income, slightly offset by higher other expense. Net interest income was $328.0 million for the first nine months of 2017, an increase of $73.8 million compared to $254.2 million in the same prior-year period. This increase was primarily driven by interest income on higher average advance balances and Federal funds sold, partially offset by interest expense on higher average consolidated obligation balances. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. Net interest income was also positively influenced by higher interest income on investment securities and mortgage loans held for portfolio, partially offset by a reduction in net prepayment fees on advances. The net interest margin was 46 basis points and 38 basis points for the first nine months of 2017 and 2016, respectively.

Financial Condition. Advances. Advances totaled $74.2 billion at September 30, 2017, a decrease of $2.6 billion compared to $76.8 billion at December 31, 2016. Decreases in advances to the Bank's large member classification were partially offset by increases in advances to other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased in size during the third quarter of 2017 compared to December 31, 2016, the term of advances increased. At September 30, 2017, approximately 51% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 50% at December 31, 2016.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At September 30, 2017, the Bank held $19.5 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2016, these investments totaled $17.2 billion. The increase of $2.3 billion, mainly represented by an increase in Federal funds sold, which reflects the Bank's management of its daily liquidity position.

Consolidated Obligations. The Bank's consolidated obligations totaled $94.0 billion at September 30, 2017, a decrease of $1.6 billion from December 31, 2016. At September 30, 2017, bonds represented 59% of the Bank's consolidated obligations, compared with 70% at December 31, 2016. Discount notes represented 41% of the Bank's consolidated obligations at September 30, 2017 compared with 30% at year-end 2016. During the third quarter of 2017, the Bank continued its focus on short-term discount note funding as spreads to LIBOR remained near the previous quarter's levels and market concern over a potential government shutdown in October led to discount note yields below Treasury bills.

Capital Position and Regulatory Requirements. Total capital at September 30, 2017 was $4.9 billion, compared to $4.8 billion at December 31, 2016. Total retained earnings at September 30, 2017 were $1,119.4 million, up $133.2 million from $986.2 million at year-end 2016, reflecting the Bank's net income for the first nine months of 2017, which was partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $123.6 million at September 30, 2017, an increase of $71.3 million from December 31, 2016. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

In February, April, July and October 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively. These dividends were based on stockholders' average balances for the fourth quarter of 2016 (February dividend), the first quarter of 2017 (April dividend), the second quarter of 2017 (July dividend) and the third quarter of 2017 (October dividend).

The Bank met all of its capital requirements as of September 30, 2017, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30, 2017, the Bank was deemed "adequately capitalized."

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

Condensed Statements of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2017	2017	2017	2016	2016
Net interest income	$109.3	$110.4	$108.3	$94.7	$79.2
Provision (benefit) for credit losses	0.1	(0.1)	—	0.1	0.7
Other noninterest income	6.5	7.0	12.7	21.2	1.6
Other expense	22.5	19.7	24.5	25.0	19.2
Income before assessments	93.2	97.8	96.5	90.8	60.9
Affordable Housing Program (AHP) assessment(1)	9.3	9.8	9.7	9.1	6.1
Net income	$83.9	$88.0	$86.8	$81.7	$54.8

Dividends	$41.9	$42.0	$41.6	$37.7	$37.6
Dividend payout ratio (2)	49.95%	47.76%	47.90%	46.12%	68.73%
Return on average equity	6.93%	7.49%	7.50%	7.10%	5.10%
Return on average assets	0.34%	0.37%	0.36%	0.34%	0.24%
Net interest margin (3)	0.45%	0.47%	0.46%	0.40%	0.36%
Regulatory capital ratio (4)	4.83%	4.78%	4.79%	4.69%	4.70%
GAAP capital ratio (5)	4.95%	4.89%	4.87%	4.73%	4.83%
Total average equity to average assets	4.90%	4.88%	4.84%	4.75%	4.75%

	Nine months ended
(in millions)	September 30, 2017	September 30, 2016
Net interest income	$328.0	$254.2
Provision for credit losses	—	1.1
Other noninterest income	26.2	3.8
Other expense	66.7	58.8
Income before assessments	287.5	198.1
AHP assessment (1)	28.8	19.8
Net income	$258.7	$178.3

Dividends	$125.5	$117.3
Dividend payout ratio (2)	48.52%	65.84%
Return on average equity	7.30%	5.55%
Return on average assets	0.36%	0.26%
Net interest margin (3)	0.46%	0.38%
Regulatory capital ratio (4)	4.83%	4.70%
GAAP capital ratio (5)	4.95%	4.83%
Total average equity to average assets	4.88%	4.71%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2017	2017	2017	2016	2016
Cash and due from banks	$2,068.7	$4,010.4	$2,550.8	$3,587.6	$2,943.9
Investments (1)	19,528.9	18,943.1	18,722.3	17,227.3	17,553.0
Advances	74,228.0	74,080.2	70,316.7	76,808.7	71,831.9
Mortgage loans held for portfolio, net (2)	3,763.3	3,537.5	3,418.4	3,390.7	3,269.3
Total assets	99,864.6	100,828.6	95,231.6	101,260.0	95,834.4
Consolidated obligations, net:
Discount notes	38,877.0	31,928.8	24,190.7	28,500.3	22,636.3
Bonds	55,140.2	62,910.9	65,481.2	67,156.0	67,682.3
Total consolidated obligations, net (3)	94,017.2	94,839.7	89,671.9	95,656.3	90,318.6
Deposits	627.1	590.4	602.6	558.9	619.1
Mandatorily redeemable capital stock	5.6	5.0	5.2	5.2	5.4
AHP payable	88.7	86.1	81.2	76.7	73.8
Total liabilities	94,924.7	95,896.4	90,595.0	96,466.1	91,206.3
Capital stock - putable	3,696.9	3,732.6	3,523.1	3,755.4	3,556.5
Unrestricted retained earnings	853.1	827.9	799.5	771.7	744.0
Restricted retained earnings	266.3	249.5	231.9	214.5	198.2
AOCI	123.6	122.2	82.1	52.3	129.4
Total capital	4,939.9	4,932.2	4,636.6	4,793.9	4,628.1
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits.
(2) Includes allowance for credit losses of $6.1 million at September 30, 2017, $6.3 million at June 30, 2017, $6.2 million at March 31, 2017, $6.2 million at December 31, 2016, and $6.5 million at September 30, 2016.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $1,028.7 billion at September 30, 2017, $1,011.5 billion at June 30, 2017, $959.3 billion at March 31, 2017, $989.3 billion at December 31, 2016, and $967.7 billion at September 30, 2016.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2017 and 2016, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2016 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for the third quarter of 2017 was $83.9 million compared to $54.8 million for the third quarter of 2016. This $29.1 million increase was primarily driven by higher net interest income. Net interest income was $109.3 million for the third quarter of 2017, an increase of $30.1 million compared to $79.2 million in the third quarter of 2016. Higher net interest income was primarily due to interest income on higher average advance balances, Federal funds sold and available-for-sale securities, partially offset by interest expense on higher average consolidated obligation balances. The Bank's return on average equity for the third quarter of 2017 was 6.93% compared to 5.10% for the third quarter of 2016.

For the nine months ended September 30, 2017, net income was $258.7 million compared to $178.3 million for the same prior-year period. The $80.4 million increase was primarily due to higher net interest income and higher noninterest income, slightly offset by higher other expense. Net interest income was $328.0 million for the first nine months of 2017, an increase of $73.8 million compared to $254.2 million in the same prior-year period. This increase was primarily driven by interest income on higher average advance balances and Federal funds sold, partially offset by interest expense on higher average consolidated obligation balances. The amount of offsetting interest expense on consolidated obligations was reduced by improved funding spreads. Net interest income was also positively influenced by higher interest income on investment securities and mortgage loans held for portfolio, partially offset by a reduction in net prepayment fees on advances. Noninterest income was $26.2 million for the first nine months of 2017, compared to $3.8 million in the same prior-year period. This $22.4 million increase was primarily driven by lower net losses on derivatives and hedging activities, partially offset by lower net gains on trading securities and net realized gains on sales of available-for-sale securities in 2016 that did not recur in 2017. Total other expense increased $7.9 million for the first nine months of 2017 compared to prior-year period, primarily due to higher compensation and benefits expense. The Bank's return on average equity for the first nine months of 2017 was 7.30% compared to 5.55% for the comparable prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2017 and 2016.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2017			2016
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$8,155.1	$23.8	1.16	$7,556.4	$7.5	0.39
Interest-bearing deposits (2)	383.6	0.8	0.82	412.0	0.4	0.37
Investment securities (3)	11,501.3	66.0	2.28	11,793.4	56.3	1.90
Advances (4)	72,774.1	269.3	1.47	65,030.5	144.8	0.89
Mortgage loans held for portfolio (5)	3,650.6	32.6	3.55	3,207.8	29.3	3.64
Total interest-earning assets	96,464.7	392.5	1.61	88,000.1	238.3	1.08
Allowance for credit losses	(8.2)			(7.7)
Other assets (6)	1,415.2			1,866.9
Total assets	$97,871.7			$89,859.3
Liabilities and capital:
Deposits (2)	$584.6	$1.5	1.04	$646.3	$0.4	0.25
Consolidated obligation discount notes	32,572.9	85.7	1.04	21,331.0	24.5	0.46
Consolidated obligation bonds (7)	59,390.1	195.9	1.31	62,637.5	134.1	0.85
Other borrowings	5.1	0.1	5.06	5.6	0.1	5.20
Total interest-bearing liabilities	92,552.7	283.2	1.21	84,620.4	159.1	0.75
Other liabilities	519.0			969.9
Total capital	4,800.0			4,269.0
Total liabilities and capital	$97,871.7			$89,859.3
Net interest spread			0.40			0.33
Impact of noninterest-bearing funds			0.05			0.03
Net interest income/net interest margin		$109.3	0.45		$79.2	0.36
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
(3) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of recognized OTTI reflected in AOCI.
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(3.1) million and $171.2 million in 2017 and 2016, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(70.5) million and $29.2 million in 2017 and 2016, respectively.

Net interest income for the third quarter of 2017 increased $30.1 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets increased 9.6% primarily due to higher demand for advances, increased purchases of mortgage loans held for portfolio and increased purchases of Federal funds sold and securities purchased agreement to resell. The rate earned on interest-earning assets increased 53 basis points primarily due to a higher yield on advances. Interest income increased on advances, investment securities, Federal funds sold and securities purchased under agreements to resell, and mortgage loans held for portfolio. Interest income on advances, Federal funds sold and securities purchased under agreements to resell increased due to both higher volume and an increase in yield. Interest income on investment securities increased due to an increase in yield. Interest income on mortgage loans held for portfolio increased due to increased volume, which more than offset the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 46 basis points due to higher funding costs on consolidated obligation bonds and discount notes.

	Nine months ended September 30,
	2017			2016
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,894.5	$49.7	0.96	$7,435.1	$20.7	0.37
Interest-bearing deposits (2)	283.5	1.6	0.73	405.2	1.0	0.34
Investment securities (3)	11,828.7	191.1	2.16	11,503.3	167.8	1.95
Advances (4)	73,237.0	712.7	1.30	67,022.2	433.3	0.86
Mortgage loans held for portfolio (5)	3,510.8	95.2	3.63	3,133.7	87.9	3.75
Total interest-earning assets	95,754.5	1,050.3	1.47	89,499.5	710.7	1.06
Allowance for credit losses	(8.3)			(7.8)
Other assets (6)	1,362.5			1,556.8
Total assets	$97,108.7			$91,048.5
Liabilities and capital:
Deposits (2)	$562.1	$3.4	0.82	$654.9	$1.2	0.25
Consolidated obligation discount notes	28,509.6	178.0	0.83	25,980.7	84.6	0.44
Consolidated obligation bonds (7)	62,762.0	540.7	1.15	59,231.8	370.4	0.84
Other borrowings	7.1	0.2	3.90	6.7	0.3	4.81
Total interest-bearing liabilities	91,840.8	722.3	1.05	85,874.1	456.5	0.71
Other liabilities	531.9			882.0
Total capital	4,736.0			4,292.4
Total liabilities and capital	$97,108.7			$91,048.5
Net interest spread			0.42			0.35
Impact of noninterest-bearing funds			0.04			0.03
Net interest income/net interest margin		$328.0	0.46		$254.2	0.38
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(15.9) million and $199.2 million in 2017 and 2016, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(85.3) million and $31.0 million in 2017 and 2016, respectively.

Net interest income for the first nine months of 2017 increased $73.8 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. The amount of offsetting interest expense on consolidated obligation bonds and discount notes was reduced by improved funding spreads. Interest-earning assets increased 7.0% primarily due to higher demand for advances, increased purchases of investment securities and increased purchases of m ortgage loans held for portfolio, partially offset by decreased purchases of Federal funds sold and securities purchased under agreements to resell. The rate earned on interest-earning assets increased 41 basis points primarily due to a higher yield on advances. Interest income increased on advances, investment securities, Federal funds sold and securities purchased under agreements to resell. Interest income on advances and investment securities increased due to both higher volume and an increase in yield. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield. Interest income on mortgage loans held for portfolio increased due to increased volume, which more than offset the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 34 basis points due to higher funding costs on consolidated obligation bonds and discount notes.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2017 and 2016.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2017 compared to 2016
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.6	$15.7	$16.3	$(1.6)	$30.6	$29.0
Interest-bearing deposits	—	0.4	0.4	(0.3)	0.9	0.6
Investment securities	(1.3)	11.0	9.7	4.6	18.7	23.3
Advances	19.6	104.9	124.5	42.8	236.6	279.4
Mortgage loans held for portfolio	4.0	(0.7)	3.3	10.2	(2.9)	7.3
Total interest-earning assets	$22.9	$131.3	$154.2	$55.7	$283.9	$339.6
Interest-bearing deposits	$(0.1)	$1.2	$1.1	$(0.2)	$2.4	$2.2
Consolidated obligation discount notes	18.0	43.2	61.2	8.9	84.5	93.4
Consolidated obligation bonds	(6.9)	68.7	61.8	22.8	147.5	170.3
Other borrowings	—	—	—	—	(0.1)	(0.1)
Total interest-bearing liabilities	$11.0	$113.1	$124.1	$31.5	$234.3	$265.8
Total increase in net interest income	$11.9	$18.2	$30.1	$24.2	$49.6	$73.8

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

Interest expense on the average consolidated obligations portfolio increased in both comparisons. Rates paid on both discount notes and bonds rose due to the increases in the Federal funds target rate. In the quarter-over-quarter comparison, an increase in average discount note balances was partially offset by a decrease in average bond balances. In the year-over-year comparison average discount notes and bond balances both increased. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2017 and 2016. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2017	2016	2017	2016
RepoPlus/Mid-Term Repo	$23,724.0	$18,092.0	$21,852.7	$18,440.0
Core (Term)	48,714.5	46,108.9	51,062.6	47,724.4
Convertible Select	339.5	659.5	339.5	659.5
Total par value	$72,778.0	$64,860.4	$73,254.8	$66,823.9

Advance volume increases in the comparisons were driven primarily by demand from larger members.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three and nine months ended September 30, 2017 and 2016. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$72,774.1	$269.3	1.47	$276.6	1.51	$(7.3)	(0.04)
Mortgage loans held for portfolio	3,650.6	32.6	3.55	33.6	3.66	(1.0)	(0.11)
All other interest-earning assets	20,040.0	90.6	1.80	94.6	1.87	(4.0)	(0.07)
Total interest-earning assets	$96,464.7	$392.5	1.61	$404.8	1.67	$(12.3)	(0.06)
Liabilities:
Consolidated obligation bonds	$59,390.1	$195.9	1.31	$194.8	1.30	$1.1	0.01
All other interest-bearing liabilities	33,162.6	87.3	1.04	87.3	1.04	—	—
Total interest-bearing liabilities	$92,552.7	$283.2	1.21	$282.1	1.21	$1.1	—
Net interest income/net interest spread		$109.3	0.40	$122.7	0.46	$(13.4)	(0.06)

Three Months Ended September 30, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$65,030.5	$144.8	0.89	$165.0	1.01	$(20.2)	(0.12)
Mortgage loans held for portfolio	3,207.8	29.3	3.64	30.6	3.80	(1.3)	(0.16)
All other interest-earning assets	19,761.8	64.2	1.29	70.0	1.41	(5.8)	(0.12)
Total interest-earning assets	$88,000.1	$238.3	1.08	$265.6	1.20	$(27.3)	(0.12)
Liabilities:
Consolidated obligation bonds	$62,637.5	$134.1	0.85	$148.0	0.94	$(13.9)	(0.09)
All other interest-bearing liabilities	21,982.9	25.0	0.45	25.0	0.45	—	—
Total interest-bearing liabilities	$84,620.4	$159.1	0.75	$173.0	0.81	$(13.9)	(0.06)
Net interest income/net interest spread		$79.2	0.33	$92.6	0.39	$(13.4)	(0.06)

Nine Months Ended September 30, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$73,237.0	$712.7	1.30	$738.5	1.35	$(25.8)	(0.05)
Mortgage loans held for portfolio	3,510.8	95.2	3.63	98.1	3.74	(2.9)	(0.11)
All other interest-earning assets	19,006.7	242.4	1.71	255.6	1.80	(13.2)	(0.09)
Total interest-earning assets	$95,754.5	$1,050.3	1.47	$1,092.2	1.53	$(41.9)	(0.06)
Liabilities:
Consolidated obligation bonds	$62,762.0	$540.7	1.15	$549.2	1.17	$(8.5)	(0.02)
All other interest-bearing liabilities	29,078.8	181.6	0.84	181.6	0.84	—	—
Total interest-bearing liabilities	$91,840.8	$722.3	1.05	$730.8	1.06	$(8.5)	(0.01)
Net interest income/net interest spread		$328.0	0.42	$361.4	0.47	$(33.4)	(0.05)

Nine Months Ended September 30, 2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$67,022.2	$433.3	0.86	$522.7	1.04	$(89.4)	(0.18)
Mortgage loans held for portfolio	3,133.7	87.9	3.75	91.5	3.90	(3.6)	(0.15)
All other interest-earning assets	19,343.6	189.5	1.31	207.4	1.43	(17.9)	(0.12)
Total interest-earning assets	$89,499.5	$710.7	1.06	$821.6	1.23	$(110.9)	(0.17)
Liabilities:
Consolidated obligation bonds	$59,231.8	$370.4	0.84	$430.8	0.97	$(60.4)	(0.13)
All other interest-bearing liabilities	26,642.3	86.1	0.43	86.1	0.43	—	—
Total interest-bearing liabilities	$85,874.1	$456.5	0.71	$516.9	0.80	$(60.4)	(0.09)
Net interest income/net interest spread		$254.2	0.35	$304.7	0.43	$(50.5)	(0.08)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives reduced net interest income and net interest spread for the three and nine months ended September 30, 2017 and 2016. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.
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

Provision for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the third quarter of 2017 was $0.1 million compared to $0.7 million for the same period in 2016. For the nine months ended September 30, 2017 and 2016, the provision for credit losses on mortgage loans held for portfolio and BOB loans was $45 thousand and $1.1 million, respectively.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net OTTI losses, credit portion	$—	$—	$(0.7)	$(0.2)
Net gains (losses) on trading securities	0.3	(2.6)	7.9	25.6
Net realized gains (losses) from sales of AFS securities	—	(0.1)	—	12.6
Net (losses) on derivatives and hedging activities	(0.5)	(2.4)	(0.4)	(54.4)
Gains on litigation settlements, net	—	0.1	—	0.6
Standby letters of credit fees	6.1	6.1	18.2	18.5
Other, net	0.6	0.5	1.2	1.1
Total other noninterest income	$6.5	$1.6	$26.2	$3.8

The change in the Bank's total other noninterest income for the third quarter of 2017 compared to the same prior year period was due primarily to net gains on trading securities and lower net losses on derivatives and hedging activities. The change in the Bank's total other noninterest income for the first nine months of 2017 compared to the same prior year period was due primarily to lower net losses on derivatives and hedging activities, partially offset by lower net gains on trading securities and no net realized gains from the sales of AFS securities.

The activity related to derivatives and hedging is discussed in more detail below. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio. During the first and third quarters of 2016, the Bank sold Agency, private label MBS and home equity line of credit (HELOC) securities from its AFS portfolio. The Bank did not have any AFS security sales in the first nine months of 2017.

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

The following tables detail the net effect of derivatives and hedging activities for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.1)	$(0.1)	$(1.0)	$(0.2)	$—	$—	$—	$(1.4)
Net interest settlements included in net interest income (2)	(7.2)	(3.9)	—	(0.9)	—	—	—	(12.0)
Total effect on net interest income	$(7.3)	$(4.0)	$(1.0)	$(1.1)	$—	$—	$—	$(13.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.1	$—	$—	$(0.6)	$—	$—	$—	$(0.5)
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	0.6	(1.6)	(1.0)	1.9	(0.1)	—	—	(0.2)
Other (3)	—	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$0.7	$(1.6)	$(1.0)	$1.3	$(0.1)	$—	$0.2	$(0.5)
Total net effect of derivatives and hedging activities	$(6.6)	$(5.6)	$(2.0)	$0.2	$(0.1)	$—	$0.2	$(13.9)

	Three months ended September 30, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.3)	$—	$(1.3)	$—	$—	$(1.6)
Net interest settlements included in net interest income(2)	(19.9)	(5.8)	—	13.9	—	(11.8)
Total effect on net interest income	$(20.2)	$(5.8)	$(1.3)	$13.9	$—	$(13.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.4	$—	$—	$(0.6)	$—	$(0.2)
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	4.8	6.2	1.4	(13.0)	(1.6)	(2.2)
Total net gains (losses) on derivatives and hedging activities	$5.2	$6.2	$1.4	$(13.6)	$(1.6)	$(2.4)
Total net effect of derivatives and hedging activities	$(15.0)	$0.4	$0.1	$0.3	$(1.6)	$(15.8)

	Nine months ended September 30, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.6)	$(0.1)	$(2.9)	$0.6	$—	$—	$—	$(3.0)
Net interest settlements included in net interest income(2)	(25.2)	(13.1)	—	7.9	—	—	—	(30.4)
Total effect on net interest income	$(25.8)	$(13.2)	$(2.9)	$8.5	$—	$—	$—	$(33.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$—	$(0.7)	$—	$0.4	$—	$—	$—	$(0.3)
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	(0.2)	(12.9)	(5.0)	17.9	(0.3)	(0.1)	—	(0.6)
Other (3)	—	—	—	—	—	—	0.5	0.5
Total net gains (losses) on derivatives and hedging activities	$(0.2)	$(13.6)	$(5.0)	$18.3	$(0.3)	$(0.1)	$0.5	$(0.4)
Total net effect of derivatives and hedging activities	$(26.0)	$(26.8)	$(7.9)	$26.8	$(0.3)	$(0.1)	$0.5	$(33.8)

	Nine months ended September 30, 2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(1.9)	$—	$(3.6)	$1.6	$—	$(3.9)
Net interest settlements included in net interest income(2)	(87.5)	(17.9)	—	58.8	—	(46.6)
Total effect on net interest income	$(89.4)	$(17.9)	$(3.6)	$60.4	$—	$(50.5)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$2.2	$(5.7)	$—	$(1.8)	$—	$(5.3)
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	(13.7)	(63.1)	(21.6)	49.1	0.2	(49.1)
Total net gains (losses) on derivatives and hedging activities	$(11.5)	$(68.8)	$(21.6)	$47.3	$0.2	$(54.4)
Total net effect of derivatives and hedging activities	$(100.9)	$(86.7)	$(25.2)	$107.7	$0.2	$(104.9)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract. Refer to Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

Fair value hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative and the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During the third quarter of 2017, the Bank recorded net losses of $(0.5) million compared to net losses of $(0.2) the third quarter of 2016. For the nine months ended September 30, 2017 and 2016, the Bank recorded net losses of $(0.3) million and $(5.3) million, respectively. The total notional amount decreased to $26.1 billion at September 30, 2017, down from $29.1 billion at December 31, 2016.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(0.2) million and $(2.2) million for the third quarter of 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Bank recorded net losses of $(0.6) million and $(49.1) million, respectively. The larger losses on economic hedges observed during the first nine months of 2016 compared to the same period in 2017 were due to large decreases in mid and long term interest rates during the first nine months of 2016. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $14.4 billion at September 30, 2017 and $10.6 billion at December 31, 2016.

Other Expense

The Bank's total other expenses increased $3.3 million to $22.5 million for the third quarter of 2017, compared to the same prior year period. For the first nine months of 2017 compared to the same prior year period, the Bank's total other expense increased $7.9 million, to $66.7 million. These increases were primarily due to higher compensation and benefits related expenses, including a $4.0 million and a $2.0 million voluntary contribution to the Bank's pension plan in the first and third quarters of 2017, respectively. There was a $2.0 million voluntary contribution to the Bank's pension plan in the second quarter of 2016.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2016 Form 10-K.

Assets

Total assets were $99.9 billion at September 30, 2017, compared with $101.3 billion at December 31, 2016 a decrease of $1.4 billion. The decrease was primarily due to lower advances. Advances totaled $74.2 billion at September 30, 2017, a decrease of $2.6 billion compared to $76.8 billion at December 31, 2016.

The Bank's core mission activities primarily include the issuance of advances. In addition, the Bank acquires member assets through the Mortgage Partnership Finance® (MPF®) program. The Bank's average par amounts for advances and MPF loans as of September 30, 2017 totaled $76.7 billion, resulting in a core mission asset ratio of 83.9%.

Advances. Advances (par) totaled $74.3 billion at September 30, 2017 compared to $76.8 billion at December 31, 2016. At September 30, 2017, the Bank had advances to 185 borrowing members, compared to 184 borrowing members at December 31, 2016. The percentage of borrowing members to total members was 61.7% and 60.5% at September 30, 2017 and December 31, 2016, respectively. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members decreased to 75.9% of total advances as of September 30, 2017, compared to 79.7% at December 31, 2016.

The following table provides information on advances at par by contractual maturity at September 30, 2017 and December 31, 2016.

	September 30,	December 31,
(in millions)	2017	2016
Fixed-rate
Due in 1 year or less	$23,807.3	$20,563.9
Due after 1 year through 3 years	8,305.9	5,817.9
Due after 3 years through 5 years	3,688.2	2,793.5
Thereafter	677.0	664.7
Total par value	$36,478.4	$29,840.0

Variable-rate
Due in 1 year or less	$10,545.3	$12,998.1
Due after 1 year through 3 years	14,731.3	12,292.5
Due after 3 years through 5 years	5,052.0	8,552.0
Thereafter	3.1	3.1
Total par value	$30,331.7	$33,845.7

Variable-rate, callable or prepayable(1)
Due in 1 year or less	$1,900.0	$4,700.0
Due after 1 year through 3 years	1,790.0	3,375.0
Due after 3 years through 5 years	3,010.0	4,225.0
Total par value	$6,700.0	$12,300.0

Other(2)
Due in 1 year or less	$320.2	$309.9
Due after 1 year through 3 years	167.3	302.3
Due after 3 years through 5 years	105.2	79.7
Thereafter	162.8	157.7
Total par value	$755.5	$849.6
Total par balance	$74,265.6	$76,835.3
Notes:
(1) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(2) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2017 or December 31, 2016.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding advance balance during the nine months ended September 30, 2017 and 2016. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and Community Financial Institutions (CFIs) (under $1.1 billion).

	September 30,	September 30,
Member Asset Size	2017	2016
Large	6	5
Regional	14	13
Mid-size	23	24
CFI (1)	177	173
Insurance	13	8
Total borrowing members during the period	233	223
Total membership	300	304
Percentage of members borrowing during the period	77.7%	73.4%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The Bank added three new members and lost seven members in the first nine months of 2017. Two members merged with other institutions outside of the Bank's district, and five members merged with other institutions within the Bank's district.

The following table provides information at par on advances by member classification at September 30, 2017 and December 31, 2016.

(in millions)	September 30, 2017	December 31, 2016
Member Classification
Large	$57,125.0	$61,230.0
Regional	7,984.7	6,579.0
Mid-size	3,674.6	3,681.9
CFI	3,559.4	3,613.1
Insurance	1,897.7	1,729.3
Non-member	24.2	2.0
Total	$74,265.6	$76,835.3

As of September 30, 2017, total advances decreased 3.3% compared with balances at December 31, 2016. Decreases in advances to the Bank's large member classification were partially offset by increases in advances to other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2017.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.8 billion and $3.4 billion at September 30, 2017 and December 31, 2016 respectively.

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

Bank’s loan products are summarized below.

(in millions)	September 30, 2017	December 31, 2016
Advances(1)	$74,228.0	$76,808.7
Mortgage loans held for portfolio, net(2)	3,763.3	3,390.7
Nonaccrual mortgage loans(3)	23.0	26.6
Mortgage loans 90 days or more delinquent and still accruing interest(4)	4.1	4.0
BOB loans, net	13.0	12.3
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs of $9.0 million at September 30, 2017 and $11.5 million at December 31, 2016.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2016 and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2017, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.5% of the MPF Original portfolio and 2.6% of the MPF Plus portfolio compared with 0.6% and 2.9%, respectively, at December 31, 2016. The MPF 35 portfolio delinquency remains minimal at 0.03% as it is relatively new.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2017 and December 31, 2016.

	MPF CE structure September 30, 2017		ACL September 30, 2017
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$4.8	$88.2	$4.8	$(0.1)	$(4.2)	$0.5
MPF 35	3.3	29.6	0.2	—	(0.2)	—
MPF Plus	17.1	12.7	11.7	—	(6.1)	5.6
Total	$25.2	$130.5	$16.7	$(0.1)	$(10.5)	$6.1

	MPF CE structure December 31, 2016		ACL December 31, 2016
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$5.8	$130.7	$5.8	$(1.0)	$(4.3)	$0.5
MPF Plus	18.0	18.3	13.7	—	(8.0)	5.7
Total	$23.8	$149.0	$19.5	$(1.0)	$(12.3)	$6.2

During the third quarter of 2017, two significant hurricanes (Harvey, Irma) impacted the southeastern coasts of the United States. The Bank has analyzed the potential impact that the damage related to these hurricanes might have on the Bank’s mortgage loans held for portfolio.  Based on the information currently available, the Bank does not anticipate any related losses to be material.  The Bank continues to evaluate the impact of the hurricanes and if additional information becomes available indicating that any of the Bank's mortgage loans have been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.

Investments. At September 30, 2017, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $7.8 billion, an increase of approximately $2.6 billion from December 31, 2016. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $11.7 billion at September 30, 2017, compared to $12.0 billion at December 31, 2016. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2017	December 31, 2016
Trading securities:
Mutual funds	$9.1	$7.1
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	395.2	388.1
Total trading securities	$404.3	$395.2
Yield on trading securities	2.89%	2.91%
AFS securities:
Mutual funds	$2.0	$2.0
GSE and TVA obligations	3,096.9	3,183.2
State or local agency obligations	269.6	236.4
MBS:
Other U.S. obligations single family MBS	187.9	216.4
GSE single-family MBS	2,740.9	3,213.2
GSE multifamily MBS	2,174.5	1,512.9
Private label residential MBS	557.1	674.0
Total AFS securities	$9,028.9	$9,038.1
Yield on AFS securities	2.19%	2.00%
HTM securities:
Certificates of deposit	$450.0	$400.0
State or local agency obligations	127.2	131.9
MBS:
Other U.S. obligations single family MBS	457.7	583.5
GSE single-family MBS	168.5	212.1
GSE multifamily MBS	774.8	843.2
Private label residential MBS	311.4	395.4
Total HTM securities	$2,289.6	$2,566.1
Yield on HTM securities	2.44%	2.23%
Total investment securities	$11,722.8	$11,999.4
Yield on investment securities	2.26%	2.08%

As of September 30, 2017, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$4,497.9	$4,508.6
Fannie Mae	2,887.4	2,892.1
Federal Farm Credit Banks	1,857.7	1,857.7
Ginnie Mae	512.6	515.6
Total	$9,755.6	$9,774.0

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of September 30, 2017, the Bank was obligated to fund approximately $31.8 million in additional advances and BOB loans, $49.7 million of mortgage loans and $20.8 billion in outstanding standby letters of credit, and to issue $136.4 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $474 million as of September 30, 2017. The Bank's retained earnings were $1,119.4 million at September 30, 2017.

Retained earnings increased $133.2 million to $1,119.4 million at September 30, 2017, compared to $986.2 million at December 31, 2016. The increase in retained earnings during the first nine months of 2017 reflected net income that was partially offset by $125.5 million of dividends paid. Total retained earnings at September 30, 2017 included unrestricted retained earnings of $853.1 million and restricted retained earnings (RRE) of $266.3 million.

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

	September 30,	December 31,
(in millions)	2017	2016
Permanent capital:
Capital stock (1)	$3,702.5	$3,760.6
Retained earnings	1,119.4	986.2
Total permanent capital	$4,821.9	$4,746.8
RBC requirement:
Credit risk capital	$409.2	$440.0
Market risk capital	299.8	258.1
Operations risk capital	212.7	209.4
Total RBC requirement	$921.7	$907.5
Excess permanent capital over RBC requirement	$3,900.2	$3,839.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of September 30, 2017 is mainly related to the change in the market risk capital component driven by increases in short term interest rates. On September 18, 2017, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2017.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at September 30, 2017.

	September 30,	December 31,
(dollars in millions)	2017	2016
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,994.6	$4,050.4
Regulatory capital	4,821.9	4,746.8
Total assets	99,864.6	101,260.0
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.8%	4.7%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,993.2	$5,063.0
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	7,232.8	7,120.3
Leverage ratio (leverage capital as a percentage of total assets)	7.2%	7.0%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2017		December 31, 2016
Commercial banks	159	$3,260.5	162	$3,275.0
Savings institutions	61	229.6	64	293.7
Insurance companies	24	145.0	23	134.7
Credit unions	54	61.6	53	51.5
Community Development Financial Institution (CDFI)	2	0.2	2	0.5
Total member institutions / total GAAP capital stock	300	$3,696.9	304	$3,755.4
Mandatorily redeemable capital stock		5.6		5.2
Total capital stock		$3,702.5		$3,760.6

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

The Bank updated its critical accounting policy on Accounting for Derivatives during the nine months ended September 30, 2017. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin continues to be considered cash collateral. See Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressed housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended September 30, 2017, if the more stressed housing price scenario had been used in the Bank's OTTI assessment as of September 30, 2017. The more stressed scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

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

Information Security Management Advisory Bulletin. On September 28, 2017, the Finance Agency issued an Advisory Bulletin that supersedes previous guidance on an FHLBank’s information security program. The Advisory Bulletin describes three main components of an information security program and provides the expectation that each FHLBank will use a risk-based approach to implement its information security program. The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing. The Bank does not expect this Advisory Bulletin to materially affect its financial condition or results of operations.

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

•	require the FHLBanks to classify and provide additional data in their annual reports about the number of and amounts paid under its contracts with MWDOB.

The Bank does not expect this final rule to materially affect its financial condition or results of operations.

FHLBank Capital Requirements. On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead, require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

The Bank submitted a joint comment letter with the other FHLBanks on August 31, 2017. The Bank is continuing to evaluate the proposed rule's effect on its financial condition and results of operations.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On September 12, 2017, the Federal Reserve Board (FRB) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, the Federal Deposit Insurance Corporation (FDIC) adopted a substantively identical final rule, effective January 1, 2018, with respect to QFCs entered into with certain FDIC-supervised institutions.

Although the Bank is not a covered entity under these rules, as a counterparty to covered entities under QFCs, it may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC-supervised institutions. These rules may impact the Bank's ability to terminate business relationships with covered entities and could adversely impact the amount it recovers in the event of the bankruptcy or receivership of a covered entity. The Bank does not expect these final rules to materially affect its financial condition or results of operations.

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

The MV/CS ratio was 135.4% at September 30, 2017 and 128.9% at December 31, 2016. The increase was primarily due to interest rate changes and an increase in retained earnings.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by third-party specialists or the Bank's model risk management department, which are separate from the model owner. The model validations are supplemented by additional validation processes performed by the Bank, most notably benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is separate from the model owner. Results of the validation process, as well as any changes in valuation methodologies and the benchmarking analysis, are reported to the Bank's Asset and Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the valuation of such risks to ensure that they are well controlled and effective and result in reasonable fair values.

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

The following table presents the Bank's duration of equity exposure at September 30, 2017 and December 31, 2016. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" cannot be meaningfully measured for these periods and therefore is not presented. A low level of interest rates and model restrictions can also prevent rates from being shocked in a parallel manner and distort the Base Case duration of equity measure. The Bank had previously incorporated smaller interest rate shocks when determining Base Case duration of equity to mitigate this effect. Given the recent increase in short-term interest rates, the Bank reverted back to using larger interest rate shocks on the base case scenario in the first quarter of 2017. This methodology change had a minimal impact on the measured Base Case duration of equity. During the second quarter of 2017, the Bank changed the asset/liability management model used to determine duration of equity. This change had an immaterial impact on the duration of equity results.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
September 30, 2017	(0.1)	0.1	0.4
December 31, 2016	0.2	0.4	0.8

Duration of equity changes in the first nine months of 2017 primarily reflect the impact of balance sheet management actions (e.g., funding and hedging decisions). The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 50 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2017	(4)	(17)	(39)	41	43
December 31, 2016	7	(27)	(63)	54	62

The changes in ROE spread volatility in the first nine months of 2017 were mainly the result of balance sheet management actions (e.g., funding and hedging decisions). These actions affected ROE spread volatility differently in each scenario, as displayed in the table above. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2017 and December 31, 2016.

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

During the first nine months of 2017, the daily limit of mark-to-market risk as approved by the Board was $4.0 million. The daily exposure was within this guideline throughout the first nine months of 2017. At September 30, 2017, mark-to-market risk measured $2.2 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. This may include collateral pledged by a member’s affiliate. At September 30, 2017, aggregate TCE was $96.2 billion, comprised of approximately $74.3 billion in advance principal outstanding, $21.6 billion in letters of credit (including forward commitments), $31.8 million in advance commitments, and $286.1 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

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

During the first nine months of 2017, there were six failures of FDIC-insured institutions nationwide. None of these institutions were a member of the Bank.

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

The following table presents the Bank’s top five members with respect to their TCE at September 30, 2017.

	September 30, 2017
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$24,731.8	25.7%
Chase Bank USA, N.A., DE	14,964.5	15.5
Ally Bank, UT (2)	13,999.8	14.6
TD Bank, National Association, DE	9,588.2	10.0
Santander Bank, N.A., DE (3)	5,323.2	5.5
	68,607.5	71.3
Other financial institutions	27,600.4	28.7
Total TCE outstanding	$96,207.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of September 30, 2017.

	September 30, 2017
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$20,535.0	27.7%
Chase Bank USA, N.A., DE	14,950.0	20.1
Ally Bank, UT (2)	13,975.0	18.8
Santander Bank, N.A., DE (3)	4,550.0	6.1
First National Bank of Pennsylvania, PA	2,365.0	3.2
	56,375.0	75.9
Other borrowers	17,890.6	24.1
Total advances	$74,265.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date September 30, 2017 balances for the five largest borrowers totaled $55.9 billion, or 76.4% of total average advances outstanding. During the first nine months of 2017, the maximum outstanding balance to any one borrower was $23.5 billion. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of September 30, 2017 and December 31, 2016. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	September 30, 2017	December 31, 2016
Letters of credit:
Public unit deposit	$20,772.0	$19,715.0
Other	17.1	21.8
Total (1)	$20,789.1	$19,736.8
Notes:
(1) For September 30, 2017 and December 31, 2016 respectively, excludes approved requests to issue future standby letters of credit of $131.4 million and $467.0 million; also excludes available master standby letters of credit of $705.7 million and $635.9 million at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $13.0 billion or 62.7% of the total outstanding amount. At December 31, 2016, $12.5 billion or 63.5% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. In June 2017, the Board of Directors approved an MBC cap for members with total assets greater than $50 billion. The cap is equal to the lower of 30% of the member's total assets or their calculated MBC. For all other depository members, the cap remains the lesser of 50% of total assets or their calculated MBC. Refer to the Risk Management section of the Bank's 2016 Form 10-K for additional information related to the Bank’s Collateral Policy.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2017 and December 31, 2016. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	September 30, 2017		December 31, 2016
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$104,629.7	45.1%	$96,323.8	44.4%
High quality investment securities(1)	12,633.5	5.5	11,279.0	5.2
ORERC(2)/CFI eligible collateral	94,932.6	41.0	90,177.3	41.6
Multi-family residential mortgage loans	19,512.9	8.4	19,187.1	8.8
Total eligible collateral value	$231,708.7	100.0%	$216,967.2	100.0%
Total TCE	$96,207.9		$98,104.8
Collateralization ratio (eligible collateral value to TCE outstanding)	240.8%		221.2%
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

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2017 and December 31, 2016.

	September 30, 2017
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$74,497.7	38.1%	$26,045.5	89.4%	$12.0	1.2%	$100,555.2	44.6%
High quality investment securities(1)	8,592.2	4.4	3,073.2	10.6	937.3	97.6	12,602.7	5.6
ORERC/CFI eligible collateral	92,987.0	47.6	—	—	10.1	1.1	92,997.1	41.2
Multi-family residential mortgage loans	19,376.9	9.9	—	—	1.0	0.1	19,377.9	8.6
Total eligible collateral value	$195,453.8	100.0%	$29,118.7	100.0%	$960.4	100.0%	$225,532.9	100.0%
Total TCE	$77,537.6	80.6%	$18,329.7	19.1%	$340.6	0.3%	$96,207.9	100.0%
Number of members	203	89.8%	14	6.2%	9	4.0%	226	100.0%

	December 31, 2016
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$70,375.2	37.8%	$22,188.8	92.3%	$6.5	0.7%	$92,570.5	43.8%
High quality investment securities(1)	8,550.9	4.6	1,787.5	7.4	909.4	97.6	11,247.8	5.3
ORERC/CFI eligible collateral	88,362.1	47.4	82.1	0.3	15.7	1.7	88,459.9	41.9
Multi-family residential mortgage loans	19,086.3	10.2	6.7	—	—	—	19,093.0	9.0
Total eligible collateral value	$186,374.5	100.0%	$24,065.1	100.0%	$931.6	100.0%	$211,371.2	100.0%
Total TCE	$74,861.8	76.3%	$22,841.3	23.3%	$401.7	0.4%	$98,104.8	100.0%
Number of members	200	90.9%	13	5.9%	7	3.2%	220	100.0%
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

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of September 30, 2017 and December 31, 2016, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.7 billion and $1.8 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2017 and December 31, 2016, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2017 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$275.0	$—	$—	$—	$275.0
Securities purchased under agreements to resell	1,000.0	—	—	—	500.0	—	1,500.0
Federal funds sold	—	1,450.0	4,575.0	—	—	—	6,025.0
Total money market investments	1,000.0	1,450.0	4,850.0	—	500.0	—	7,800.0
Investment securities:
Certificates of deposit	—	250.0	200.0	—	—	—	450.0
GSE and TVA obligations	—	3,492.1	—	—	—	—	3,492.1
State or local agency obligations	27.4	369.4	—	—	—	—	396.8
Other (2)	—	—	—	—	—	11.1	11.1
Total non-MBS	27.4	4,111.5	200.0	—	—	11.1	4,350.0
Other U.S. obligations single family MBS	—	645.6	—	—	—	—	645.6
GSE single-family MBS	—	2,909.5	—	—	—	—	2,909.5
GSE multifamily MBS	—	2,949.2	—	—	—	—	2,949.2
Private label residential MBS	—	17.8	19.5	115.3	580.3	135.6	868.5
Total MBS	—	6,522.1	19.5	115.3	580.3	135.6	7,372.8
Total investments	$1,027.4	$12,083.6	$5,069.5	$115.3	$1,080.3	$146.7	$19,522.8

	December 31, 2016 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Securities purchased under agreements to resell	$2,000.0	$—	$—	$—	$—	$—	$2,000.0
Federal funds sold	—	950.0	2,272.0	—	—	—	3,222.0
Total money market investments	2,000.0	950.0	2,272.0	—	—	—	5,222.0
Investment securities:
Certificates of deposit	—	—	400.0	—	—	—	400.0
GSE and TVA obligations	—	3,571.3	—	—	—	—	3,571.3
State or local agency obligations	28.4	339.9	—	—	—	—	368.3
Other (2)	—	—	—	—	—	9.1	9.1
Total non-MBS	28.4	3,911.2	400.0	—	—	9.1	4,348.7
Other U.S. obligations single family MBS	—	799.9	—	—	—	—	799.9
GSE single-family MBS	—	3,425.3	—	—	—	—	3,425.3
GSE multifamily MBS	—	2,356.1	—	—	—	—	2,356.1
Private label residential MBS	—	18.9	17.3	159.5	871.8	1.9	1,069.4
Total MBS	—	6,600.2	17.3	159.5	871.8	1.9	7,650.7
Total investments	$2,028.4	$11,461.4	$2,689.3	$159.5	$871.8	$11.0	$17,221.4
Notes:
(1) Balances exclude total accrued interest of $28.1 million for both September 30, 2017 and December 31, 2016.
(2) Includes various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating.

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

As of September 30, 2017, the Bank had unsecured exposure to 14 counterparties totaling $6.8 billion, with one counterparty exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2017 and December 31, 2016. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)
	September 30, 2017	December 31, 2016
Interest-bearing deposits	$275.0	$—
Certificates of deposit	450.0	400.0
Federal funds sold	6,025.0	3,222.0
Total	$6,750.0	$3,622.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of September 30, 2017, 80.7% of the Bank’s unsecured investment credit exposure were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2017, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2017 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$1,300.0	$1,300.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	500.0
Canada	250.0	1,650.0	1,900.0
France	—	800.0	800.0
Netherlands	—	650.0	650.0
Norway	—	650.0	650.0
Sweden	950.0	—	950.0
Total U.S. branches and agency offices of foreign commercial banks	1,700.0	3,750.0	5,450.0
Total unsecured investment credit exposure	$1,700.0	$5,050.0	$6,750.0

(in millions)
December 31, 2016 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$550.0	$550.0
U.S. subsidiaries of foreign commercial banks	—	72.0	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	622.0	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	—	850.0	850.0
Finland	950.0	—	950.0
France	—	300.0	300.0
Netherlands	—	700.0	700.0
Norway	—	200.0	200.0
Total U.S. branches and agency offices of foreign commercial banks	950.0	2,050.0	3,000.0
Total unsecured investment credit exposure	$950.0	$2,672.0	$3,622.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after September 30, 2017.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at either September 30, 2017 or December 31, 2016.

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

(in millions)
September 30, 2017
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$1,300.0	$—	$1,300.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	500.0
Canada	1,650.0	250.0	1,900.0
France	600.0	200.0	800.0
Netherlands	650.0	—	650.0
Norway	650.0	—	650.0
Sweden	950.0	—	950.0
Total U.S. branches and agency offices of foreign commercial banks	5,000.0	450.0	5,450.0
Total unsecured investment credit exposure	$6,300.0	$450.0	$6,750.0

(in millions)
December 31, 2016
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$550.0	$—	$550.0
U.S. subsidiaries of foreign commercial banks	72.0	—	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	622.0	—	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	700.0	150.0	850.0
Finland	950.0	—	950.0
France	50.0	250.0	300.0
Netherlands	700.0	—	700.0
Norway	200.0	—	200.0
Total U.S. branches and agency offices of foreign commercial banks	2,600.0	400.0	3,000.0
Total unsecured investment credit exposure	$3,222.0	$400.0	$3,622.0

U.S. Treasury Bills, Agency Securities, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $3.9 billion, both at September 30, 2017 and December 31, 2016.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio was $6.5 billion at September 30, 2017 and $6.6 billion at December 31, 2016.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. The carrying value of the Bank’s private label MBS portfolio at September 30, 2017 was

$868.5 million, which was a decrease of $200.9 million from December 31, 2016. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at September 30, 2017 was $75.3 million compared to $67.4 million at December 31, 2016. The weighted average prices on OTTI securities were 89.7 and 87.2 at September 30, 2017 and December 31, 2016, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2017, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2016 Form 10-K.

Approximately 11.8% of the Bank’s MBS portfolio at September 30, 2017 was issued by private label issuers. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of September 30, 2017.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$5.5	$12.2	$—	$17.7
A	—	19.5	—	19.5
BBB	106.7	6.1	3.2	116.0
Below investment grade:
BB	81.7	10.0	—	91.7
B	44.9	27.6	—	72.5
CCC	67.4	79.2	—	146.6
CC	—	35.8	—	35.8
C	0.8	—	—	0.8
D	166.7	107.1	—	273.8
Unrated	26.4	132.8	—	159.2
Total	$500.1	$430.3	$3.2	$933.6
Amortized cost	$442.0	$348.2	$3.2	$793.4
Gross unrealized losses (1)	(0.2)	(0.2)	(0.2)	(0.6)
Fair value	483.6	385.9	3.0	872.5
OTTI (2):
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	—	(0.7)	—	(0.7)
Net OTTI losses, credit portion	$—	$(0.7)	$—	$(0.7)
Weighted average fair value/par	96.7%	89.7%	93.8%	93.5%
Original weighted average credit support	6.7	10.1	12.5	8.3
Weighted-average credit support - current	7.5	5.4	52.0	6.7
Weighted avg. collateral delinquency (3)	9.9	14.8	18.6	12.2
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position was $49.8 million and $49.9 million, respectively at September 30, 2017.
(2) For the nine months ended September 30, 2017.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized an insignificant amount of credit-related OTTI charges in earnings during the three months ended September 30, 2017 and none during the three months ended September 30, 2016, and $0.7 million and $0.2 million during the nine months ended September 30, 2017, and 2016, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its third quarter of 2017 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.2	6.5	25.0	6.9
Alt-A	13.3	19.7	37.1	5.4
Subprime	4.2	28.4	58.1	52.0
Total Private Label Residential MBS	13.2	12.9	30.9	6.4

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	September 30, 2017	September 30, 2016
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	38	40
Total OTTI credit loss recorded life-to-date	$456.8	$456.1
Principal write-downs on private label MBS	(153.4)	(140.9)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(7.1)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$179.8	$194.3

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $7.7 million and $6.4 million for the third quarters of 2017 and 2016, respectively; $21.3 million and $18.5 million for the first nine months of 2017 and 2016, respectively; and $133.5 million life-to-date. The OTTI recovered through interest income was recognized on 36 and 37 private label MBS securities for the first nine months of 2017 and 2016, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first nine months of 2017 and 2016.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing price forecast by five percentage points and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at September 30, 2017. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, although the CE is not rated. The CE was originally established to be sufficient such that a Master Commitment (MC) has a AA credit rating. The Bank has revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. The Bank had net mortgage loans held for portfolio of $3.8 billion and $3.4 billion after an allowance for credit losses of $6.1 million at September 30, 2017 and $6.2 million at December 31, 2016, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2017, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2017, $19.0 million of SMI exposure had been secured by two PFIs.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2017 was $6.9 million and $2.7 million, respectively. As of December 31, 2016, the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $8.7 million and $3.5 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2016 Form 10-K for a description of the BOB program. At September 30, 2017, the allowance for credit losses on BOB loans was $1.9 million, a decrease of $0.3 million from December 31, 2016.

Derivative Counterparties. To manage interest rate risk, the Bank enters into derivative contracts. Derivative transactions may be either executed with a counterparty (referred to as uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (referred to as cleared derivatives). For uncleared derivatives, the Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2017.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2017.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2017 and December 31, 2016.

(in millions)	September 30, 2017
Credit Rating (1)	Notional Amount	Net Present Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparties and Variation Margin for Daily Settled Contracts (2)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$236.5	$0.4	$—	$0.4
Liability positions with credit exposure:
Uncleared derivatives
A	3,416.9	(3.5)	3.8	0.3
Cleared derivatives (3)	29,188.9	(65.8)	150.1	84.3
Total derivative positions with credit exposure to non-member counterparties	32,842.3	(68.9)	153.9	85.0
Member institutions (4)	49.7	—	—	—
Total	$32,892.0	$(68.9)	$153.9	$85.0
Derivative positions without credit exposure	7,582.2
Total notional	$40,474.2

(in millions)	December 31, 2016
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$18.0	$—	$—	$—
A	269.3	0.3	—	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,601.4	(17.2)	19.8	2.6
BBB	1,605.7	(15.7)	15.8	0.1
Cleared derivatives (3)	32,772.9	(50.1)	129.0	78.9
Total derivative positions with credit exposure to non-member counterparties	37,267.3	(82.7)	164.6	81.9
Member institutions (4)	15.4	—	—	—
Total	$37,282.7	$(82.7)	$164.6	$81.9
Derivative positions without credit exposure	2,491.4
Total notional	$39,774.1
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2017. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Includes accumulated variation margin payments for daily settled contracts of $65.7 million at September 30, 2017.
(3) Represents derivative transactions cleared through Clearing Houses.
(4) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of September 30, 2017 and December 31, 2016.

Notional Greater Than 10%	September 30, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Barclays Bank	A	$3,416.9	30.3	(1)	(1)	(1)
Citibank, NA	A	2,485.0	22.0	(1)	(1)	(1)
Bank of America, NA	(1)	(1)	(1)	A	$1,130.6	16.2
Morgan Stanley Capital	BBB	1,235.2	10.9	BBB	1,605.7	22.9
Deutsche Bank AG	(1)	(1)	(1)	BBB	784.5	11.2
All others	n/a	4,148.3	36.8	n/a	3,480.4	49.7
Total		$11,285.4	100.0		$7,001.2	100.0

Net Credit Exposure Greater Than 10%	September 30, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Barclays Bank	A	$0.4	50.5	(3)	(3)	(3)
BNP Paribas	A	0.3	49.5	(2)	(2)	(2)
Credit Suisse	(3)	(3)	(3)	A	$1.4	45.9
Bank of America, NA	(3)	(3)	(3)	A	0.9	29.7
All others	n/a	—	—	n/a	0.7	24.4
Total		$0.7	100.0		$3.0	100.0
Notes:
(1) The percentage of notional was not greater than 10%.
(2) The percentage of net credit exposure was not greater than 10%.
(3) The counterparty had no credit exposure for the period-end.

To manage interest rate risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	September 30, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$6.1	$6.1	$6.3	$11.3	$11.3	$12.3
France	4.8	4.8	4.5	10.1	10.1	6.8
United Kingdom	3.5	3.5	3.8	3.5	—	—
Germany	2.5	—	—	3.8	—	—
Total	$16.9	$14.4	$14.6	$28.7	$21.4	$19.1
Note: The average maturity of these derivative contracts is May 2022 at September 30, 2017 and November 2021 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	September 30, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$0.4	$—	$—	$—	$—	$—
Germany	0.2	—	0.4	0.1	—	—
Switzerland	—	—	—	0.3	—	—
Total	$0.6	$—	$0.4	$0.4	$—	$—
Note: The average maturity of these derivative contracts is April 2020 at September 30, 2017 and October 2019 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of September 30, 2017. These ratings measure the likelihood of timely payment of principal and interest. At September 30, 2017, the Bank’s consolidated obligation bonds outstanding decreased to $55.1 billion compared to $67.2 billion at December 31, 2016. The Bank also issues discount notes, which are shorter-term consolidated obligations. Total discount notes outstanding at September 30, 2017 increased to $38.9 billion compared to $28.5 billion at December 31, 2016.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating-rate assets. At September 30, 2017, callable bonds issued by the Bank were down approximately $0.5 billion from December 31, 2016. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These requirements are designed to enhance the Bank’s protection against temporary disruptions in access to the debt markets. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2016 Form 10-K for additional information. The Bank was in compliance with these requirements at September 30, 2017.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell. At September 30, 2017 and December 31, 2016, excess contingency liquidity was approximately $20.7 billion and $27.6 billion, respectively.

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

The United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., has stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate(s).  Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (ISDA), are evaluating the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rate(s).  As noted throughout this Form 10-Q, many of the Bank’s assets and liabilities are indexed to LIBOR. While it is unclear as to what the overall financial impact of these developments will be to the Bank, management will continue to monitor any alternative reference rate proposals as they are developed.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest income:
Advances	$269,193	$143,017	$712,543	$410,702
Prepayment fees on advances, net	47	1,844	179	22,597
Interest-bearing deposits	794	387	1,548	1,047
Securities purchased under agreements to resell	337	1,344	972	2,837
Federal funds sold	23,530	6,145	48,749	17,832
Trading securities	2,817	2,817	8,449	8,449
Available-for-sale (AFS) securities	50,109	39,244	140,328	116,644
Held-to-maturity (HTM) securities	13,145	14,172	42,395	42,637
Mortgage loans held for portfolio	32,645	29,311	95,255	87,948
Total interest income	392,617	238,281	1,050,418	710,693
Interest expense:
Consolidated obligations - discount notes	85,748	24,574	178,042	84,677
Consolidated obligations - bonds	195,890	134,080	540,690	370,406
Mandatorily redeemable capital stock	64	70	191	227
Deposits	1,528	401	3,445	1,214
Other borrowings	1	3	17	12
Total interest expense	283,231	159,128	722,385	456,536
Net interest income	109,386	79,153	328,033	254,157
Provision for credit losses	137	704	45	1,142
Net interest income after provision for credit losses	109,249	78,449	327,988	253,015
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—	—	—
OTTI losses reclassified to (from) AOCI (Note 5)	(38)	—	(702)	(239)
Net OTTI losses, credit portion (Note 5)	(38)	—	(702)	(239)
Net gains (losses) on trading securities (Note 2)	320	(2,531)	7,926	25,631
Net realized gains (losses) from sales of AFS securities (Note 3)	—	(117)	—	12,591
Net (losses) on derivatives and hedging activities (Note 9)	(495)	(2,365)	(360)	(54,372)
Gains on litigation settlements, net	—	82	—	545
Standby letters of credit fees	6,124	6,079	18,168	18,478
Other, net	521	452	1,188	1,123
Total other noninterest income	6,432	1,600	26,220	3,757
Other expense:
Compensation and benefits	12,780	10,003	38,488	31,977
Other operating	7,302	6,632	20,758	19,090
Finance Agency	1,290	1,401	3,989	4,457
Office of Finance	1,129	1,174	3,504	3,167
Total other expense	22,501	19,210	66,739	58,691
Income before assessments	93,180	60,839	287,469	198,081
Affordable Housing Program (AHP) assessment	9,324	6,091	28,766	19,831
Net income	$83,856	$54,748	$258,703	$178,250

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$83,856	$54,748	$258,703	$178,250
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	101	(6,948)	63,130	64,897
Reclassification of realized (gains) included in net income	—	—	—	(11,291)
Total net unrealized gains (losses) on AFS	101	(6,948)	63,130	53,606
Net non-credit portion of OTTI gains (losses) on AFS securities:
Net change in fair value of OTTI securities	1,094	2,891	7,136	(3,993)
Reclassification of net (gains) losses included in net income	—	117	—	(1,300)
Net amount of impairment losses reclassified to noninterest income	38	—	702	239
Total net non-credit portion of OTTI gains (losses) on AFS securities	1,132	3,008	7,838	(5,054)
Reclassification of net (gains) included in net income relating to hedging activities	(8)	(8)	(19)	(20)
Pension and post-retirement benefits	147	173	319	259
Total other comprehensive income (loss)	1,372	(3,775)	71,268	48,791
Total comprehensive income	$85,228	$50,973	$329,971	$227,041

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$2,068,710	$3,587,605
Interest-bearing deposits	281,073	5,909
Federal funds sold	6,025,000	3,222,000
Securities purchased under agreements to resell	1,500,000	2,000,000
Investment securities:
Trading securities (Note 2)	404,315	395,247
AFS securities at fair value (Note 3)	9,028,864	9,038,081
HTM securities; fair value of $2,303,345 and $2,576,982 respectively (Note 4)	2,289,653	2,566,135
Total investment securities	11,722,832	11,999,463
Advances, net (Note 6)	74,227,996	76,808,704
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $6,112 and $6,231, respectively (Note 8)	3,763,262	3,390,727
Banking on Business (BOB) loans, net of allowance for credit losses of $1,937 and $2,177, respectively	12,949	12,276
Accrued interest receivable	153,434	124,247
Premises, software and equipment, net	7,891	9,762
Derivative assets (Note 9)	85,005	81,891
Other assets	16,423	17,492
Total assets	$99,864,575	$101,260,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	September 30, 2017	December 31, 2016
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$607,169	$505,430
Noninterest-bearing	19,882	53,461
Total deposits	627,051	558,891
Consolidated obligations, net: (Note 10)
Discount notes	38,877,041	28,500,341
Bonds	55,140,239	67,156,031
Total consolidated obligations, net	94,017,280	95,656,372
Mandatorily redeemable capital stock (Note 11)	5,626	5,216
Accrued interest payable	117,095	117,183
AHP payable	88,743	76,712
Derivative liabilities (Note 9)	9,477	14,010
Other liabilities	59,469	37,777
Total liabilities	94,924,741	96,466,161
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 36,969 and 37,554 shares, respectively	3,696,869	3,755,411
Retained earnings:
Unrestricted	853,114	771,661
Restricted	266,287	214,547
Total retained earnings	1,119,401	986,208
Accumulated Other Comprehensive Income (AOCI)	123,564	52,296
Total capital	4,939,834	4,793,915
Total liabilities and capital	$99,864,575	$101,260,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$258,703	$178,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,405	(41,717)
Net change in derivative and hedging activities	(9,390)	46,046
Net OTTI credit losses	702	239
Net realized (gains) from sales of AFS securities	—	(12,591)
Other adjustments	45	1,138
Net change in:
Trading securities	(9,068)	(26,516)
Accrued interest receivable	(29,222)	(7,387)
Other assets	(716)	1,068
Accrued interest payable	(88)	31,319
Other liabilities	12,039	(9,878)
Net cash provided by operating activities	$244,410	$159,971
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(164) and $(2,573) from/(to) other FHLBanks for mortgage loan program)	$(258,314)	$(107,802)
Securities purchased under agreements to resell	500,000	500,000
Federal funds sold	(2,803,000)	330,000
AFS securities:
Proceeds (includes $206,608 from sale of AFS securities in 2016)	1,011,058	2,285,778
Purchases	(888,666)	(3,201,633)
HTM securities:
Net change in short-term	(50,000)	(1,500,000)
Proceeds from long-term maturities	423,542	448,460
Purchases of long-term	(98,286)	(71,498)
Advances:
Proceeds	707,793,045	567,752,580
Made	(705,224,029)	(565,115,153)
Mortgage loans held for portfolio:
Proceeds	339,025	345,046
Purchases	(725,752)	(539,228)
Proceeds from sales of foreclosed assets	5,904	8,254
Premises, software and equipment:
Proceeds from sale	—	335
Purchases	(1,224)	(1,949)
Net cash provided by investing activities	$23,303	$1,133,190
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2017	2016
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$68,543	$(60,363)
Net payments for derivative contracts with financing element	—	(18,504)
Net proceeds from issuance of consolidated obligations:
Discount notes	174,665,491	72,605,830
Bonds	33,094,565	54,753,367
Payments for maturing and retiring consolidated obligations:
Discount notes	(164,333,819)	(92,250,936)
Bonds	(45,097,746)	(35,654,475)
Proceeds from issuance of capital stock	3,225,176	2,522,688
Payments for repurchase/redemption of mandatorily redeemable capital stock	(745)	(45,469)
Payments for repurchase/redemption of capital stock	(3,282,563)	(2,461,035)
Cash dividends paid	(125,510)	(117,366)
Net cash (used in) financing activities	$(1,786,608)	$(726,263)
Net increase (decrease) in cash and due from banks	$(1,518,895)	$566,898
Cash and due from banks at beginning of the period	3,587,605	2,376,964
Cash and due from banks at end of the period	$2,068,710	$2,943,862
Supplemental disclosures:
Interest paid	$563,904	$381,949
AHP payments	16,735	16,962
Transfers of mortgage loans to real estate owned	4,144	4,560
Variation margin recharacterized as settlement payments on derivative contracts	44,674	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Comprehensive income	—	—	142,600	35,650	178,250	48,791	227,041
Issuance of capital stock	25,227	2,522,688	—	—	—	—	2,522,688
Repurchase/redemption of capital stock	(24,610)	(2,461,035)	—	—	—	—	(2,461,035)
Net shares reclassified to mandatorily redeemable capital stock	(448)	(44,832)	—	—	—	—	(44,832)
Cash dividends	—	—	(117,366)	—	(117,366)	—	(117,366)
September 30, 2016	35,565	$3,556,469	$743,961	$198,193	$942,154	$129,474	$4,628,097

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	206,963	51,740	258,703	71,268	329,971
Issuance of capital stock	32,252	3,225,176	—	—	—	—	3,225,176
Repurchase/redemption of capital stock	(32,825)	(3,282,563)	—	—	—	—	(3,282,563)
Net shares reclassified to mandatorily redeemable capital stock	(12)	(1,155)	—	—	—	—	(1,155)
Cash dividends	—	—	(125,510)	—	(125,510)	—	(125,510)
September 30, 2017	36,969	$3,696,869	$853,114	$266,287	$1,119,401	$123,564	$4,939,834

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

Notes to Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank did not adopt any new accounting standards during the nine months ended September 30, 2017.

The following table provides a brief description of recently issued, not yet adopted, accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2017-12: Targeted Improvements to Accounting for Hedging Activities	This ASU makes amendments to the accounting for derivatives and hedging activities intended to better portray the economics of the transactions.	This ASU is effective for the Bank beginning January 1, 2019 and permits for early adoption. The guidance will be applied to existing hedging relationships as of the beginning of the year of adoption.
The Bank is continuing to evaluate the impact of this ASU on its financial statements. The Bank's hedging strategies, documentation, effectiveness testing, and presentation and disclosure may be impacted by this ASU.

ASU 2017-08: Premium Amortization on Purchased Callable Debt Securities	This ASU requires that the amortization period for premiums on certain purchased callable debt securities be shortened to the earliest call date, rather than contractual maturity.	This ASU is effective for the Bank beginning January 1, 2019 and will be adopted on a modified retrospective basis.
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
This ASU will not materially impact the Bank’s financial condition or results of operations. It will result in the reclassification of an immaterial equity investment to trading securities. The Bank will update its financial statement disclosures to reflect the updated disclosure requirements for financial instruments not recognized at fair value in the financial statements and to meet the disaggregation requirements of this guidance.

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
The adoption of these ASUs will not impact the Bank's financial condition or results of operations, as the majority of the Bank’s revenue is derived from financial instruments, which are excluded from the scope of this guidance.

Note 2 – Trading Securities

The following table presents trading securities as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Mutual funds	$9,063	$7,092
GSE and TVA obligations	395,252	388,155
Total	$404,315	$395,247

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $9.2 million and $7.2 million at September 30, 2017 and December 31, 2016, respectively, and are included in Other liabilities in the Statement of Condition.

Notes to Financial Statements (continued)

The following table presents net gains (losses) on trading securities for the third quarter and the first nine months of 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net unrealized gains (losses) on trading securities held at period-end	$320	$(2,531)	$7,926	$25,631
Net realized gains on trading securities sold/matured during the period	—	—	—	—
Net gains (losses) on trading securities	$320	$(2,531)	$7,926	$25,631

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of September 30, 2017 and December 31, 2016.

	September 30, 2017
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,010	$—	$—	$—	$2,010
GSE and TVA obligations	3,065,699	—	34,564	(3,388)	3,096,875
State or local agency obligations	269,566	—	3,576	(3,554)	269,588
Total non-MBS	$3,337,275	$—	$38,140	$(6,942)	$3,368,473
MBS:
Other U.S. obligations single family MBS	$187,921	$—	$231	$(238)	$187,914
GSE single-family MBS	2,729,233	—	14,297	(2,616)	2,740,914
GSE multifamily MBS	2,166,894	—	8,053	(467)	2,174,480
Private label residential MBS	481,984	—	75,262	(163)	557,083
Total MBS	$5,566,032	$—	$97,843	$(3,484)	$5,660,391
Total AFS securities	$8,903,307	$—	$135,983	$(10,426)	$9,028,864

	December 31, 2016
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,000	$—	$—	$—	$2,000
GSE and TVA obligations	3,181,110	—	11,889	(9,806)	3,183,193
State or local agency obligations	249,675	—	879	(14,142)	236,412
Total non-MBS	$3,432,785	$—	$12,768	$(23,948)	$3,421,605
MBS:
Other U.S. obligations single family MBS	$217,577	$—	$—	$(1,143)	$216,434
GSE single-family MBS	3,218,268	—	5,577	(10,683)	3,213,162
GSE multifamily MBS	1,508,003	—	6,112	(1,211)	1,512,904
Private label residential MBS	606,859	(11)	67,435	(307)	673,976
Total MBS	$5,550,707	$(11)	$79,124	$(13,344)	$5,616,476
Total AFS securities	$8,983,492	$(11)	$91,892	$(37,292)	$9,038,081
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, OTTI recognized, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

Notes to Financial Statements (continued)

The Bank has established a Rabbi trust to secure a portion of the Bank's benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $9.6 million and $9.0 million at September 30, 2017 and December 31, 2016, respectively, and are included in Other liabilities in the Statement of Condition.

As of September 30, 2017, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $16.1 million, credit losses of $179.8 million and OTTI-related accretion adjustments of $58.1 million. As of December 31, 2016, these amounts were $14.9 million, $192.6 million and $43.8 million, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Non-credit portion of OTTI losses	$—	$(11)
Net unrealized gains on OTTI securities since their last OTTI credit charge	75,262	67,435
Net non-credit portion of OTTI gains on AFS securities in AOCI	$75,262	$67,424

The following tables summarize the AFS securities with unrealized losses as of September 30, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$217,282	$(637)	$1,108,821	$(2,751)	$1,326,103	$(3,388)
State or local agency obligations	39,920	(615)	75,836	(2,939)	115,756	(3,554)
Total non-MBS	$257,202	$(1,252)	$1,184,657	$(5,690)	$1,441,859	$(6,942)
MBS:
Other U.S. obligations single family MBS	$10,501	$(1)	$67,973	$(237)	$78,474	$(238)
GSE single-family MBS	87,526	(300)	309,722	(2,316)	397,248	(2,616)
GSE multifamily MBS	385,026	(454)	11,788	(13)	396,814	(467)
Private label residential MBS	—	—	2,997	(163)	2,997	(163)
Total MBS	$483,053	$(755)	$392,480	$(2,729)	$875,533	$(3,484)
Total	$740,255	$(2,007)	$1,577,137	$(8,419)	$2,317,392	$(10,426)

Notes to Financial Statements (continued)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$1,976,842	$(8,334)	$155,292	$(1,472)	$2,132,134	$(9,806)
State or local agency obligations	161,288	(14,142)	—	—	161,288	(14,142)
Total non-MBS	$2,138,130	$(22,476)	$155,292	$(1,472)	$2,293,422	$(23,948)
MBS:
Other U.S. obligations single family MBS	$145,946	$(523)	$70,487	$(620)	$216,433	$(1,143)
GSE single-family MBS	1,775,502	(7,920)	351,883	(2,763)	2,127,385	(10,683)
GSE multifamily MBS	461,916	(992)	92,755	(219)	554,671	(1,211)
Private label residential MBS	47,364	(11)	2,853	(307)	50,217	(318)
Total MBS	$2,430,728	$(9,446)	$517,978	$(3,909)	$2,948,706	$(13,355)
Total	$4,568,858	$(31,922)	$673,270	$(5,381)	$5,242,128	$(37,303)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,255,975	$1,253,922	$378,123	$378,071
Due after one year through five years	594,656	601,498	1,408,405	1,405,080
Due after five years through ten years	683,527	697,496	644,126	651,857
Due in more than ten years	803,117	815,557	1,002,131	986,597
AFS securities excluding MBS	3,337,275	3,368,473	3,432,785	3,421,605
MBS	5,566,032	5,660,391	5,550,707	5,616,476
Total AFS securities	$8,903,307	$9,028,864	$8,983,492	$9,038,081

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Amortized cost of AFS securities other than MBS:
Fixed-rate	$3,252,403	$3,347,980
Variable-rate	84,872	84,805
Total non-MBS	$3,337,275	$3,432,785
Amortized cost of AFS MBS:
Fixed-rate	$1,226,306	$1,343,699
Variable-rate	4,339,726	4,207,008
Total MBS	$5,566,032	$5,550,707
Total amortized cost of AFS securities	$8,903,307	$8,983,492

Notes to Financial Statements (continued)

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Proceeds from sale of AFS securities	$—	$8,609	$—	$206,608
Gross gains on sale of AFS securities	—	215	—	12,923
Gross losses on sale of AFS securities	—	(332)	—	(332)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of September 30, 2017 and December 31, 2016.

	September 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$450,000	$14	$(4)	$450,010
State or local agency obligations	127,195	—	(9,268)	117,927
Total non-MBS	$577,195	$14	$(9,272)	$567,937
MBS:
Other U.S. obligations single-family MBS	$457,749	$3,600	$—	$461,349
GSE single-family MBS	168,539	2,882	(33)	171,388
GSE multifamily MBS	774,753	14,321	(1,825)	787,249
Private label residential MBS	311,417	4,465	(460)	315,422
Total MBS	$1,712,458	$25,268	$(2,318)	$1,735,408
Total HTM securities	$2,289,653	$25,282	$(11,590)	$2,303,345

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$61	$(2)	$400,059
State or local agency obligations	131,925	—	(10,519)	121,406
Total non-MBS	$531,925	$61	$(10,521)	$521,465
MBS:
Other U.S. obligations single-family MBS	$583,550	$3,320	$(138)	$586,732
GSE single-family MBS	212,097	3,097	(23)	215,171
GSE multifamily MBS	843,167	19,288	(3,569)	858,886
Private label residential MBS	395,396	1,932	(2,600)	394,728
Total MBS	$2,034,210	$27,637	$(6,330)	$2,055,517
Total HTM securities	$2,566,135	$27,698	$(16,851)	$2,576,982

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of September 30, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$149,996	$(4)	$—	$—	$149,996	$(4)
State or local agency obligations	12,639	(91)	105,288	(9,177)	117,927	(9,268)
Total non-MBS	$162,635	$(95)	$105,288	$(9,177)	$267,923	$(9,272)
MBS:
GSE single-family MBS	$—	$—	$5,965	$(33)	$5,965	$(33)
GSE multifamily MBS	119,999	(1,825)	—	—	119,999	(1,825)
Private label residential MBS	1,202	(2)	45,042	(458)	46,244	(460)
Total MBS	$121,201	$(1,827)	$51,007	$(491)	$172,208	$(2,318)
Total	$283,836	$(1,922)	$156,295	$(9,668)	$440,131	$(11,590)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$124,998	$(2)	$—	$—	$124,998	$(2)
State or local agency obligations	13,612	(128)	107,794	(10,391)	121,406	(10,519)
Total non-MBS	$138,610	$(130)	$107,794	$(10,391)	$246,404	$(10,521)
MBS:
Other U.S. obligations single-family MBS	$53,513	$(109)	$41,253	$(29)	$94,766	$(138)
GSE single-family MBS	—	—	7,133	(23)	7,133	(23)
GSE multifamily MBS	165,914	(3,569)	—	—	165,914	(3,569)
Private label residential MBS	10,961	(115)	222,585	(2,485)	233,546	(2,600)
Total MBS	$230,388	$(3,793)	$270,971	$(2,537)	$501,359	$(6,330)
Total	$368,998	$(3,923)	$378,765	$(12,928)	$747,763	$(16,851)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$450,000	$450,010	$400,000	$400,059
Due after one year through five years	—	—	—	—
Due after five years through ten years	44,935	43,077	47,850	45,605
Due after ten years	82,260	74,850	84,075	75,801
Total non-MBS	577,195	567,937	531,925	521,465
MBS	1,712,458	1,735,408	2,034,210	2,055,517
Total HTM securities	$2,289,653	$2,303,345	$2,566,135	$2,576,982

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Amortized cost of HTM securities other than MBS:
Fixed-rate	$450,000	$400,000
Variable-rate	127,195	131,925
Total non-MBS	$577,195	$531,925
Amortized cost of HTM MBS:
Fixed-rate	$854,966	$952,329
Variable-rate	857,492	1,081,881
Total MBS	$1,712,458	$2,034,210
Total HTM securities	$2,289,653	$2,566,135

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, the amount of which could be up to the difference between the security's amortized cost basis and its fair value, and records the amount of credit losses in its Statement of Income. For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2016 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - Other-than-Temporary Impairment Analysis to the audited financial statements in the Bank’s 2016 Form 10-K.

A significant input to the projection of cash flows expected to be collected is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which is based upon an assessment of the individual housing markets. During the third quarter of 2017, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (6.0)% to 13.0% over the 12 month period beginning July 1, 2017. For the vast majority of markets the short-term forecast has changes from 1.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of September 30, 2017. The "Total OTTI securities" balances below summarize the Bank’s securities as of September 30, 2017 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$267,846	$210,954	$249,306
Alt-A	349,786	267,870	304,780
Total OTTI securities	617,632	478,824	554,086
Private label MBS with no OTTI	3,160	3,160	2,997
Total AFS private label MBS	$620,792	$481,984	$557,083
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

Notes to Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$223,353	$251,487	$236,460	$265,379
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	38	—	702	239
Reductions:
Securities sold and matured during the period(2)	286	(1,794)	95	(3,875)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(7,712)	(6,406)	(21,292)	(18,456)
Ending balance	$215,965	$243,287	$215,965	$243,287
Notes:
(1) For the three months ended September 30, 2017, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to July 1 of that year. For the nine months ended September 30, 2017, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1 of that year.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At September 30, 2017, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.76% to 7.40%. AHP subsidized advances have interest rates ranging from 2.00% to 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2017 and December 31, 2016.

(dollars in thousands)	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$36,572,864	1.36%	$38,571,864	0.91%
Due after 1 year through 2 years	10,896,366	1.49	14,310,133	1.14
Due after 2 years through 3 years	14,098,096	1.61	7,477,536	1.29
Due after 3 years through 4 years	10,931,580	1.71	8,488,404	1.22
Due after 4 years through 5 years	923,782	2.01	7,161,763	1.23
Thereafter	842,922	2.71	825,608	2.64
Total par value	74,265,610	1.50%	76,835,308	1.07%
Discount on AHP advances	(1)		(2)
Deferred prepayment fees	(825)		(4,625)
Hedging adjustments	(36,788)		(21,977)
Total book value	$74,227,996		$76,808,704

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At September 30, 2017 and December 31, 2016, the Bank had convertible advances outstanding of $0.3 billion and $0.5 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). At September 30, 2017 and December 31, 2016, the Bank had $6.7 billion and $12.3 billion of returnable advances, respectively. At September 30, 2017 and December 31, 2016, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of September 30, 2017 and December 31, 2016.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Due in 1 year or less	$36,622,864	$40,221,864	$36,613,364	$38,791,364
Due after 1 year through 2 years	10,896,366	12,700,133	10,875,866	14,116,133
Due after 2 years through 3 years	14,058,096	7,462,536	14,098,096	7,472,036
Due after 3 years through 4 years	10,931,580	8,463,404	10,931,580	8,488,404
Due after 4 years through 5 years	913,782	7,161,763	923,782	7,161,763
Thereafter	842,922	825,608	822,922	805,608
Total par value	$74,265,610	$76,835,308	$74,265,610	$76,835,308

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Fixed-rate – overnight	$2,740,493	$4,696,431
Fixed-rate – term:
Due in 1 year or less	21,387,023	16,177,369
Thereafter	13,106,346	9,815,844
Total fixed-rate	37,233,862	30,689,644
Variable-rate:
Due in 1 year or less	12,445,348	17,698,064
Thereafter	24,586,400	28,447,600
Total variable-rate	37,031,748	46,145,664
Total par value	$74,265,610	$76,835,308

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2017, the Bank had advances of $56.4 billion outstanding to the five largest borrowers, which represented 75.9% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at September 30, 2017.

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

The following table presents balances as of September 30, 2017 and December 31, 2016 for mortgage loans held for portfolio.

(in thousands)	September 30, 2017	December 31, 2016
Fixed-rate long-term single-family mortgages (1)	$3,420,691	$3,013,181
Fixed-rate medium-term single-family mortgages (1)	258,955	299,900
Total par value	3,679,646	3,313,081
Premiums	67,995	59,032
Discounts	(3,553)	(3,926)
Hedging adjustments	25,286	28,771
Total mortgage loans held for portfolio	$3,769,374	$3,396,958
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Conventional loans	$3,467,109	$3,088,810
Government-guaranteed/insured loans	212,537	224,271
Total par value	$3,679,646	$3,313,081

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

Notes to Financial Statements (continued)

member) priority over the claims or rights of any other party, except for claims or rights of a third party that would be otherwise entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2017 and December 31, 2016, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2017 and December 31, 2016, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of September 30, 2017 and December 31, 2016 and is not included in any of the tables that follow.

TDRs - BOB Loans. The Bank offers a BOB loan deferral, which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At September 30, 2017 and December 31, 2016, the MPF exposure under the FLA was $25.5 million and $24.0 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $0.9 million and $0.8 million for the third quarter

Notes to Financial Statements (continued)

2017 and 2016, respectively, and $2.7 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Rollforward of Allowance for Credit Losses - Mortgage Loans - Conventional MPF.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$6,341	$5,927	$6,231	$5,665
(Charge-offs) Recoveries, net (1)	(141)	(59)	(151)	14
Provision (benefit) for credit losses	(88)	647	32	836
Balance, September 30	$6,112	$6,515	$6,112	$6,515
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology - Mortgage Loans - Conventional MPF.

(in thousands)	September 30, 2017	December 31, 2016
Ending balance, individually evaluated for impairment	$4,913	$5,105
Ending balance, collectively evaluated for impairment	1,199	1,126
Total allowance for credit losses	$6,112	$6,231
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$54,812	$58,522
Collectively evaluated for impairment	3,513,468	3,122,847
Total recorded investment	$3,568,280	$3,181,369

Notes to Financial Statements (continued)

Credit Quality Indicators - Mortgage Loans. Key credit quality indicators loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	September 30, 2017
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days	$37,865	$10,263	$48,128
Past due 60-89 days	9,237	3,341	12,578
Past due 90 days or more	17,881	4,318	22,199
Total past due loans	$64,983	$17,922	$82,905
Total current loans	3,503,297	202,170	3,705,467
Total loans	$3,568,280	$220,092	$3,788,372
Other delinquency statistics:
In process of foreclosures, included above (2)	$10,429	$659	$11,088
Serious delinquency rate (3)	0.5%	2.0%	0.6%
Past due 90 days or more still accruing interest	$—	$4,318	$4,318
Loans on nonaccrual status	$21,062	$—	$21,062

(in thousands)	December 31, 2016
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days	$45,687	$14,293	$59,980
Past due 60-89 days	9,194	3,371	12,565
Past due 90 days or more	21,386	4,179	25,565
Total past due loans	$76,267	$21,843	$98,110
Total current loans	3,105,102	210,624	3,315,726
Total loans	$3,181,369	$232,467	$3,413,836
Other delinquency statistics:
In process of foreclosures, included above (2)	$11,464	$1,077	$12,541
Serious delinquency rate (3)	0.7%	1.8%	0.8%
Past due 90 days or more still accruing interest	$—	$4,179	$4,179
Loans on nonaccrual status	$24,092	$—	$24,092
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

Notes to Financial Statements (continued)

Individually Evaluated Impaired Loans - Mortgage Loans. Information regarding individually evaluated impaired mortgage loans is as follows. As indicated above, these loans include impaired loans considered collateral-dependent.

	September 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$32,512	$32,162	$—
With a related allowance:
Conventional MPF loans	22,300	22,026	4,913
Total:
Conventional MPF loans	$54,812	$54,188	$4,913

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,687	$34,344	$—
With a related allowance:
Conventional MPF loans	23,835	23,577	5,105
Total:
Conventional MPF loans	$58,522	$57,921	$5,105

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $11.4 million and $14.1 million as of September 30, 2017 and December 31, 2016, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $4.4 million and $3.9 million of REO reported in Other assets on the Statement of Condition at September 30, 2017 and December 31, 2016, respectively.

Purchases, Sales and Reclassifications. During the nine months ended September 30, 2017 and 2016, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Derivative transactions may be executed either with a counterparty (referred to as uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivatives Clearing Organization (referred to as cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearing House), the derivative transaction is novated and the executing counterparty is replaced with the Clearing House. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. The Bank transacts uncleared derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

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

	September 30, 2017
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$26,052,326	$65,136	$128,164
Derivatives not designated as hedging instruments:
Interest rate swaps	$7,917,195	$13,410	$52,317
Interest rate caps or floors	6,455,000	2,531	—
Mortgage delivery commitments	49,737	2	183
Total derivatives not designated as hedging instruments:	$14,421,932	$15,943	$52,500
Total derivatives before netting and collateral adjustments	$40,474,258	$81,079	$180,664
Netting adjustments, cash collateral, and variation margin for daily settled contracts(1)		3,926	(171,187)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$85,005	$9,477

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,133,421	$71,335	$142,648
Derivatives not designated as hedging instruments:
Interest rate swaps	$9,370,245	$21,429	$58,158
Interest rate caps	1,255,000	4,686	—
Mortgage delivery commitments	15,450	26	98
Total derivatives not designated as hedging instruments:	$10,640,695	$26,141	$58,256
Total derivatives before netting and collateral adjustments	$39,774,116	$97,476	$200,904
Netting adjustments and cash collateral(1)		(15,585)	(186,894)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$81,891	$14,010
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. The September 30, 2017 table also includes fair value adjustment for which variation margin is characterized as a daily settled contract. At September 30, 2017, cash collateral posted was $109.8 million while variation margin for daily settled contracts was $65.7 million. At December 31, 2016, cash collateral posted was $171.3 million. Cash collateral received was immaterial for both September 30, 2017 and December 31, 2016.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$(494)	$(142)	$(291)	$(5,285)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$2,029	$(3,471)	$6,369	$(50,951)
Interest rate caps or floors	(532)	(192)	(3,177)	(2,846)
Net interest settlements	(1,569)	1,252	(3,178)	2,277
Mortgage delivery commitments	(175)	182	(602)	2,417
Other	8	6	18	16
Total net (losses) related to derivatives not designated as hedging instruments	$(239)	$(2,223)	$(570)	$(49,087)
Other - price alignment amount on derivatives for which variation margin is characterized as a daily settled contract	238	—	501	—
Net (losses) on derivatives and hedging activities	$(495)	$(2,365)	$(360)	$(54,372)
Note:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness.

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2017 and 2016.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2017
Hedged item type:
Advances	$19,171	$(19,064)	$107	$(7,186)
Consolidated obligations – bonds	(5,042)	4,463	(579)	(875)
AFS securities	554	(576)	(22)	(3,870)
Total	$14,683	$(15,177)	$(494)	$(11,931)
Nine months ended September 30, 2017
Hedged item type:
Advances	$14,166	$(14,166)	$—	$(25,149)
Consolidated obligations – bonds	7,264	(6,862)	402	7,952
AFS securities	(6,857)	6,164	(693)	(13,143)
Total	$14,573	$(14,864)	$(291)	$(30,340)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2016
Hedged item type:
Advances	$63,409	$(63,064)	$345	$(19,883)
Consolidated obligations – bonds	(38,166)	37,561	(605)	13,858
AFS securities	11,438	(11,320)	118	(5,811)
Total	$36,681	$(36,823)	$(142)	$(11,836)
Nine months ended September 30, 2016
Hedged item type:
Advances	$37,307	$(35,137)	$2,170	$(87,505)
Consolidated obligations – bonds	22,316	(24,107)	(1,791)	58,795
AFS securities	(89,774)	84,110	(5,664)	(17,926)
Total	$(30,151)	$24,866	$(5,285)	$(46,636)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(1.5) million and $(1.5) million for the third quarter of 2017 and 2016, respectively, and $(3.1) million and $(3.9) million for the nine months ended September 30, 2017 and 2016, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first nine months of 2017 or 2016.

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

Notes to Financial Statements (continued)

Generally, the Bank’s ISDA agreements for uncleared derivatives contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2017 was $33.9 million, for which the Bank has posted cash collateral with a fair value of approximately $25.4 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $2.7 million of collateral to its derivative counterparties at September 30, 2017.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2017.

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

	Derivative Assets
(in thousands)	September 30, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$7,040	$13,778
Cleared derivatives	74,037	83,672
Total gross recognized amount	81,077	97,450
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)
Uncleared derivatives	(6,332)	(10,792)
Cleared derivatives	10,258	(4,793)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)	3,926	(15,585)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	708	2,986
Cleared derivatives	84,295	78,879
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	85,003	81,865
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	2	26
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	2	26
Total derivative assets:
Uncleared derivatives	710	3,012
Cleared derivatives	84,295	78,879
Total derivative assets as reported in the Statement of Condition	85,005	81,891
Net unsecured amount:
Uncleared derivatives	710	3,012
Cleared derivatives	84,295	78,879
Total net unsecured amount	$85,005	$81,891

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$40,600	$67,047
Cleared derivatives	139,881	133,759
Total gross recognized amount	180,481	200,806
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)
Uncleared derivatives	(31,306)	(53,135)
Cleared derivatives	(139,881)	(133,759)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts(1)	(171,187)	(186,894)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	9,294	13,912
Cleared derivatives	—	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	9,294	13,912
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	183	98
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	183	98
Total derivative liabilities
Uncleared derivatives	9,477	14,010
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	9,477	14,010
Net unsecured amount:
Uncleared derivatives	9,477	14,010
Cleared derivatives	—	—
Total net unsecured amount	$9,477	$14,010
Note:
(1) Variation margin for daily settled contracts was $65.7 million at September 30, 2017.
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $1,028.7 billion and $989.3 billion at September 30, 2017 and December 31, 2016, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2016 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Par value of consolidated bonds:
Fixed-rate	$25,209,190	$30,020,671
Step-up	1,715,000	1,620,000
Floating-rate	27,865,000	35,155,000
Conversion bonds - fixed to floating	390,000	400,000
Total par value	55,179,190	67,195,671
Bond premiums	62,367	68,812
Bond discounts	(7,165)	(7,732)
Concession fees	(6,436)	(6,706)
Hedging adjustments	(87,717)	(94,014)
Total book value	$55,140,239	$67,156,031

Notes to Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$30,550,970	1.20%	$45,660,600	0.77%
Due after 1 year through 2 years	13,876,510	1.30	8,767,580	1.16
Due after 2 years through 3 years	3,365,000	1.72	4,575,505	1.36
Due after 3 years through 4 years	1,699,830	1.84	2,225,710	1.74
Due after 4 years through 5 years	1,730,750	2.22	1,884,400	2.05
Thereafter	3,937,350	2.39	3,958,850	2.26
Index amortizing notes	18,780	5.39	123,026	4.74
Total par value	$55,179,190	1.39%	$67,195,671	1.02%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Noncallable	$50,057,190	$61,585,171
Callable	5,122,000	5,610,500
Total par value	$55,179,190	$67,195,671

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2017 and December 31, 2016.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2017	December 31, 2016
Due in 1 year or less	$35,495,970	$50,586,100
Due after 1 year through 2 years	13,723,510	8,482,580
Due after 2 years through 3 years	3,055,000	4,375,505
Due after 3 years through 4 years	919,830	1,649,210
Due after 4 years through 5 years	1,065,750	849,400
Thereafter	900,350	1,129,850
Index amortizing notes	18,780	123,026
Total par value	$55,179,190	$67,195,671

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2017 and December 31, 2016.

(dollars in thousands)	September 30, 2017	December 31, 2016
Book value	$38,877,041	$28,500,341
Par value	38,949,145	28,529,619
Weighted average interest rate (1)	1.05%	0.51%
Notes:
(1) Represents an implied rate.

Notes to Financial Statements (continued)

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2016 Form 10-K. At September 30, 2017, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.4 billion and $3.3 billion in B1 membership stock and B2 activity stock at September 30, 2017, respectively. The Bank had $0.3 billion and $3.4 billion in B1 membership stock and B2 activity stock at December 31, 2016, respectively.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$921,686	$4,821,896	$907,515	$4,746,834
Total capital-to-asset ratio	4.0%	4.8%	4.0%	4.7%
Total regulatory capital	3,994,583	4,821,896	4,050,403	4,746,834
Leverage ratio	5.0%	7.2%	5.0%	7.0%
Leverage capital	4,993,229	7,232,844	5,063,004	7,120,252

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 18, 2017, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2017.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2017 and December 31, 2016.

(dollars in thousands)	September 30, 2017
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$957,525	25.9%
Chase Bank USA, N.A., Wilmington, DE	620,728	16.8
Ally Bank, Midvale, UT	581,387	15.7

(dollars in thousands)	December 31, 2016
Member (1)	Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE	$873,834	23.2%
PNC Bank, N.A., Pittsburgh, PA	859,402	22.9
Ally Bank, Midvale, UT	577,404	15.4
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

The Bank had $5.6 million and $5.2 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements at September 30, 2017 and

Notes to Financial Statements (continued)

December 31, 2016, respectively. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three and nine months ended September 30, 2017 and 2016.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
(in thousands)	2017	2016
Balance, beginning of the period	$5,216	$6,053
Capital stock subject to mandatory redemption reclassified from capital	1,155	44,832
Redemption/repurchase of mandatorily redeemable stock	(745)	(45,469)
Balance, end of the period	$5,626	$5,416

As of September 30, 2017, the total mandatorily redeemable capital stock reflected the balance for five institutions. Four institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	348	—
Due after 2 years through 3 years	4,388	419
Due after 3 years through 4 years	—	4,797
Due after 4 years through 5 years	890	—
Total	$5,626	$5,216

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At September 30, 2017, retained earnings were $1,119.4 million, including $853.1 million of unrestricted retained earnings and $266.3 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In February, April, July, and October 2017, the Bank paid a quarterly dividend equal to an annual yield of 5.0% and 2.0% on activity stock and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended September 30, 2017 and 2016.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2016	$69,302	$64,908	$—	$235	$(1,196)	$133,249
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(6,948)	1,845	—	—	—	(5,103)
Net change in fair value of OTTI securities	—	1,046	—	—	—	1,046
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	—	117	—	—	—	117
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	173	173
September 30, 2016	$62,354	$67,916	$—	$227	$(1,023)	$129,474

June 30, 2017	$50,194	$74,130	$—	$212	$(2,344)	$122,192
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	101	108	—	—	—	209
Net change in fair value of OTTI securities	—	986	—	—	—	986
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	38	—	—	—	38
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	147	147
September 30, 2017	$50,295	$75,262	$—	$204	$(2,197)	$123,564

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2017 and 2016.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	64,897	(4,277)	—	—	—	60,620
Net change in fair value of OTTI securities	—	284	—	—	—	284
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) losses included in net income	(11,291)	(1,300)	—	—	—	(12,591)
Noncredit OTTI to credit OTTI	—	239	—	—	—	239
Amortization on hedging activities	—	—	—	(20)	—	(20)
Pension and post-retirement	—	—	—	—	259	259
September 30, 2016	$62,354	$67,916	$—	$227	$(1,023)	$129,474

December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	63,130	7,788	—	—	—	70,918
Net change in fair value of OTTI securities	—	(652)	—	—	—	(652)
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	702	—	—	—	702
Amortization on hedging activities	—	—	—	(19)	—	(19)
Pension and post-retirement	—	—	—	—	319	319
September 30, 2017	$50,295	$75,262	$—	$204	$(2,197)	$123,564

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2017	December 31, 2016
Advances	$55,984,537	$60,916,692
Letters of credit (1)	5,846,906	6,236,508
MPF loans	731,676	880,877
Deposits	10,311	16,510
Capital stock	2,499,756	2,707,466
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest income on advances (1)	$202,054	$88,106	$528,648	$243,382
Interest income on MPF loans	11,153	12,797	32,721	40,056
Letters of credit fees	1,597	2,070	5,133	6,645
Prepayment fees on advances	—	1,823	35	8,370
Note:
(1) For the three and nine months ended September 30, 2017, balances include contractual interest income of $204.8 million and $539.4 million, net interest settlements on derivatives in fair value hedge relationships of $(4.0) million and $(13.4) million and total amortization of basis adjustments was $1.2 million and $2.6 million. For the three and nine months ended September 30, 2016, balances include contractual interest income of $95.1 million and $287.9 million, net interest settlements on derivatives in fair value hedge relationships of $(7.6) million and $(45.7) million and total amortization of basis adjustments was $0.6 million and $1.2 million.

The following table includes the MPF activity of the related party members.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Total MPF loan volume purchased	$5,708	$6,033	$15,739	$14,006

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Servicing fee expense	$639	$364	$1,815	$998

(in thousands)	September 30, 2017	December 31, 2016
Interest-bearing deposits maintained with FHLBank of Chicago	$6,073	$5,909

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended September 30, 2017, there was no borrowing or lending activity between the Bank and other FHLBanks. During the nine months ended September 30, 2017, the total amount borrowed from and repaid to other FHLBanks was $400.0 million. There were no loans to other FHLBanks during the same period. During the three and nine months ended September 30, 2016, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2017 and 2016, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2017 and 2016.

Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2016 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2017 and December 31, 2016. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2017 and December 31, 2016 are presented in the table below.

Fair Value Summary Table
	September 30, 2017
(in thousands)	Carrying Value	Level 1	Level 2 (1)	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$2,068,710	$2,068,710	$—	$—	$—	$2,068,710
Interest-bearing deposits	281,073	275,000	6,073	—	—	281,073
Federal funds sold	6,025,000	—	6,024,920	—	—	6,024,920
Securities purchased under agreement to resell	1,500,000	—	1,499,979	—	—	1,499,979
Trading securities	404,315	9,063	395,252	—	—	404,315
AFS securities	9,028,864	2,010	8,469,771	557,083	—	9,028,864
HTM securities	2,289,653	—	1,987,923	315,422	—	2,303,345
Advances	74,227,996	—	74,294,496	—	—	74,294,496
Mortgage loans held for portfolio, net	3,763,262	—	3,780,633	—	—	3,780,633
BOB loans, net	12,949	—	—	12,949	—	12,949
Accrued interest receivable	153,434	—	153,434	—	—	153,434
Derivative assets	85,005	—	81,079	—	3,926	85,005
Liabilities:
Deposits	$627,051	$—	$627,051	$—	$—	$627,051
Discount notes	38,877,041	—	38,876,826	—	—	38,876,826
Bonds	55,140,239	—	55,160,698	—	—	55,160,698
Mandatorily redeemable capital stock (3)	5,626	5,690	—	—	—	5,690
Accrued interest payable (3)	117,095	—	117,031	—	—	117,031
Derivative liabilities	9,477	—	180,664	—	(171,187)	9,477

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust. (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,587,605	$3,587,605	$—	$—	$—	$3,587,605
Interest-bearing deposits	5,909	—	5,909	—	—	5,909
Federal funds sold	3,222,000	—	3,221,945	—	—	3,221,945
Securities purchased under agreement to resell	2,000,000	—	1,999,962	—	—	1,999,962
Trading securities	395,247	7,092	388,155	—	—	395,247
AFS securities	9,038,081	2,000	8,362,105	673,976	—	9,038,081
HTM securities	2,566,135	—	2,182,254	394,728	—	2,576,982
Advances	76,808,704	—	76,843,531	—	—	76,843,531
Mortgage loans held for portfolio, net	3,390,727	—	3,403,217	—	—	3,403,217
BOB loans, net	12,276	—	—	12,276	—	12,276
Accrued interest receivable	124,247	—	124,247	—	—	124,247
Derivative assets	81,891	—	97,476	—	(15,585)	81,891
Liabilities:
Deposits	$558,891	$—	$558,895	$—	$—	$558,895
Discount notes	28,500,341	—	28,499,258	—	—	28,499,258
Bonds	67,156,031	—	67,163,445	—	—	67,163,445
Mandatorily redeemable capital stock (3)	5,216	5,286	—	—	—	5,286
Accrued interest payable (3)	117,183	—	117,113	—	—	117,113
Derivative liabilities	14,010	—	200,904	—	(186,894)	14,010
Notes:
(1) As of September 30, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of September 30, 2017, the Bank continues to report accumulated variation margin paid on cleared derivatives with collateral, although they are accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Variation margin for daily settled contracts was $65.7 million at September 30, 2017.
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of

Notes to Financial Statements (continued)

the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2017 and 2016.

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

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2017 and December 31, 2016. These instruments’ maturity term is overnight.

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

Notes to Financial Statements (continued)

As of September 30, 2017, multiple vendor prices, when available, were received on the Bank's MBS holdings. The final prices for those securities were computed by averaging the prices received from the multiple vendors. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2017, the Bank classified private label MBS as Level 3.

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

Notes to Financial Statements (continued)

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit's carrying value and represents its fair value. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at September 30, 2017 and December 31, 2016.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at September 30, 2017 and December 31, 2016. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2017
(in thousands)	Level 1	Level 2(1)	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$395,252	$—	$—	$395,252
Mutual funds	9,063	—	—	—	9,063
Total trading securities	$9,063	$395,252	$—	$—	$404,315
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,096,875	$—	$—	$3,096,875
State or local agency obligations	—	269,588	—	—	269,588
Mutual funds	2,010	—	—	—	2,010
MBS:
Other U.S. obligations single family MBS	—	187,914	—	—	187,914
GSE single-family MBS	—	2,740,914	—	—	2,740,914
GSE multifamily MBS	—	2,174,480	—	—	2,174,480
Private label residential MBS	—	—	557,083	—	557,083
Total AFS securities	$2,010	$8,469,771	$557,083	$—	$9,028,864
Derivative assets:
Interest rate related	$—	$81,077	$—	$3,926	$85,003
Mortgage delivery commitments	—	2	—	—	2
Total derivative assets	$—	$81,079	$—	$3,926	$85,005
Total recurring assets at fair value	$11,073	$8,946,102	$557,083	$3,926	$9,518,184
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$180,481	$—	$(171,187)	$9,294
Mortgage delivery commitments	—	183	—	—	183
Total recurring liabilities at fair value (3)	$—	$180,664	$—	$(171,187)	$9,477
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$12,921	$—	$12,921
Real estate owned (4)	—	—	6,009	—	6,009
Total non-recurring assets at fair value	$—	$—	$18,930	$—	$18,930

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$388,155	$—	$—	$388,155
Mutual funds	7,092	—	—	—	7,092
Total trading securities	$7,092	$388,155	$—	$—	$395,247
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,183,193	$—	$—	3,183,193
State or local agency obligations	—	236,412	—	—	236,412
Mutual funds	2,000	—	—	—	2,000
MBS:
Other U.S. obligations single family MBS	—	216,434	—	—	216,434
GSE single-family MBS	—	3,213,162	—	—	3,213,162
GSE multifamily MBS	—	1,512,904	—	—	1,512,904
Private label residential MBS	—	—	673,976	—	673,976
Total AFS securities	$2,000	$8,362,105	$673,976	$—	$9,038,081
Derivative assets:
Interest rate related	$—	$97,450	$—	$(15,585)	$81,865
Mortgage delivery commitments	—	26	—	—	26
Total derivative assets	$—	$97,476	$—	$(15,585)	$81,891
Total recurring assets at fair value	$9,092	$8,847,736	$673,976	$(15,585)	$9,515,219
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$200,806	$—	$(186,894)	$13,912
Mortgage delivery commitments	—	98	—	—	98
Total recurring liabilities at fair value (3)	$—	$200,904	$—	$(186,894)	$14,010
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$13,359	$—	$13,359
Real estate owned (4)	—	—	6,475	—	6,475
Total non-recurring assets at fair value	$—	$—	$19,834	$—	$19,834
Notes:
(1) As of September 30, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of September 30, 2017, the Bank continues to report accumulated variation margin paid on cleared derivatives with collateral, although they are accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 9 - Derivatives and Hedging Activities in this Form 10-Q. Variation margin for daily settled contracts was $65.7 million at September 30, 2017.
(3) Derivative liabilities represent the total liabilities at fair value.
(4) The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

There were no transfers between Levels 1 or 2 during the first nine months of 2017 and 2016.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first nine months of 2017 or 2016.

	AFS Private Label MBS-Residential
(in thousands)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Balance, beginning of period	$610,376	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	6,203	16,669
Net OTTI losses, credit portion	(38)	(702)
Net unrealized gains on AFS in OCI	53	144
Reclassification of non-credit portion included in net income	38	702
Net change in fair value on OTTI AFS in OCI	986	(652)
Unrealized gains on OTTI AFS in OCI	108	7,788
Purchases, issuances, sales, and settlements:
Settlements	(60,643)	(140,842)
Balance at September 30	$557,083	$557,083
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2017	$4,432	$13,500

	AFS Private Label MBS-Residential		AFS Private Label MBS-HELOCs(1)
(in thousands)	Three months ended September 30, 2016	Nine months ended September 30, 2016	Nine months ended September 30, 2016
Balance, beginning of period	$747,911	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	(117)	(117)	1,417
Accretion of credit losses in interest income	4,749	13,345	203
Net OTTI losses, credit portion	—	(239)	—
Net unrealized (losses) on AFS in OCI	(15)	(62)	—
Reclassification of non-credit portion included in net income	117	356	(1,417)
Net change in fair value on OTTI AFS in OCI	1,046	284	—
Unrealized gains (losses) on OTTI AFS in OCI	1,845	(4,098)	(179)
Purchases, issuances, sales, and settlements:
Sales	(8,609)	(8,609)	(8,510)
Settlements	(40,939)	(117,612)	(682)
Balance at September 30	$705,988	$705,988	$—
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2016	$4,749	$13,106	$—
Note:
(1) All AFS Private Label MBS - HELOCs were sold during the first quarter of 2016.

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2017			December 31, 2016
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$20,788,376	$712	$20,789,088	$19,736,792
Commitments to fund additional advances and BOB loans	31,752	—	31,752	158,167
Commitments to fund or purchase mortgage loans	49,737	—	49,737	15,450
Unsettled consolidated obligation bonds, at par	109,950	—	109,950	2,015,000
Unsettled consolidated obligation discount notes, at par	26,405	—	26,405	—
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $131.4 million and $467.0 million at September 30, 2017 and December 31, 2016, respectively.
(2) Letters of credit in the amount of $3.8 billion and $7.0 billion at September 30, 2017 and December 31, 2016, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.8 million and $5.0 million as of September 30, 2017 and December 31, 2016, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2017 and December 31, 2016. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $8.5 billion and $7.1 billion at September 30, 2017 and December 31, 2016, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2017.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

There are no material changes in the Bank's Risk Factors from those previously disclosed in Part I, Item 1A. Risk Factors in the Bank’s 2016 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Filed herewith.
Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Furnished herewith.
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
Exhibit 101	Interactive Data File (XBRL)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: November 9, 2017

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer