Form 10-K
period 2017-12-31
Federal Home Loan Bank of Pittsburgh
filed 2018-03-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2017, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,737.6 million. There were 35,950,865 shares of common stock outstanding at February 28, 2018.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the other-than-temporary impairment (OTTI) process; risks related to mortgage-backed securities; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

Item 1: Business

The Bank’s mission is to provide its members with readily available liquidity, including serving as a low-cost source of funds for housing and community development. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its own liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities. For additional information regarding the Bank’s financial condition and financial statements, refer to Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. For additional information regarding the Bank’s business risks, refer to Item 1A. Risk Factors in this Form 10-K.

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

Mission.  The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with advances against the security of residential mortgages and other types of high-quality collateral. Second, the Bank purchases residential mortgage loans originated by or through eligible member institutions. The Bank also offers other credit and noncredit products and services to member institutions. These include letters of credit, affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2017, the Bank had approved three state housing finance agencies; each is currently eligible to borrow from the Bank but had no outstanding advance balances as of December 31, 2017.

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

Advances

Advance Products. The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral. The following table summarizes the advance products offered by the Bank as of December 31, 2017.

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

Returnable	Short-term and long-term fixed-rate and adjustable-rate advances with returnable options owned by member; principal paid at maturity; interest paid monthly or quarterly	2 months to 30 years	These advances permit the member to prepay an advance on certain pre-determined dates without a fee.
Convertible Select	Long-term fixed-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly	2 years to 15 years
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

Notes:
(1) May include loans made under the Community Lending Program (CLP).
(2) May also include Affordable Housing Program (AHP) loans.

The following chart shows the percentage of advances by product type and dollar amount (in billions) as of December 31, 2017.

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

With respect to certain specific collateral pledge agreement borrowers (typically HFAs), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian. As of December 31, 2017, eight of the Bank’s top ten borrowers (ranked by TCE and outstanding advances) were in undelivered collateral status; the remaining were in specific pledge status, utilizing detailed loan listings. One of these members was a banking institution member which elected to have residential loan collateral specifically pledged under a detailed listing affiliate pledge lending arrangement.

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

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2017.

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

Types of Collateral.  Single-family, residential mortgage loans may be used to secure members’ obligations to the Bank. The Bank contracts with a leading provider of comprehensive mortgage analytical pricing to provide market valuations of some listed and delivered residential mortgage loan collateral. In determining borrowing capacity for members with non-listed and non-delivered collateral, the Bank utilizes book value as reported on each member's regulatory call report.

The Bank also may accept other real estate related collateral (ORERC) as eligible collateral if it has a readily ascertainable value and the Bank is able to perfect its security interest in such collateral. Types of eligible ORERC include commercial mortgage loans, multi-family residential mortgage loans, and second-mortgage installment loans. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral.

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

The Bank also accepts FHLBank deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.1 billion (the limit during 2017) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2017.

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

The various types of eligible collateral and related lending values as of December 31, 2017 are summarized below. Collateral includes wholly-owned member assets (or unencumbered assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85 percent) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Securities Collateral	Lending Values as a Percentage of Fair Value for All Members
Deposits held by the Bank and pledged to, and under the sole control of, the Bank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCORP Bonds (1)	97%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by GNMA, FHLMC, and FNMA	95%
U.S. Treasury STRIPs	90%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Loan Collateral	Lending Values
	% of Unpaid Principal Balance		% of Fair Value
	QCR Filer or Full Collateral Delivery Reasons	Full Collateral Credit Reasons	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	80%	70%	85%
Nontraditional mortgage loans and loans with unknown FICO® (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	n/a
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO® score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	n/a
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

During 2017, the Bank implemented some changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

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

The Bank further enhances income by acquiring securities issued by GSEs and state and local government agencies as well as Agency MBS. The Bank's private label MBS portfolio continues to run-off; no private label MBS have been purchased since late 2007. Securities currently in the portfolio were required to carry one of the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) or Fitch Ratings (Fitch) at the time of purchase. All private label MBS securities in the Bank’s investment portfolio were AAA rated at the time of purchase with the exception of one pre-2004 vintage security which was rated AA at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, and to cover operating expenses. See the Credit and Counterparty Risk – Investments discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for discussion of the credit risk of the investment portfolio and further information on these securities’ current ratings.

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

The FHLBanks are prohibited from purchasing an FHLBank consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s investment policy is even more restrictive, as it prohibits it from investing in FHLBank consolidated obligations for which another FHLBank is the primary obligor. The Federal Reserve Board (Federal Reserve) requires Federal Reserve Banks (FRBs) to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

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

The Bank currently offers five products under the MPF Program to Participating Financial Institutions (PFIs): MPF Original, MPF 35, MPF Government, MPF Direct and MPF Xtra. The MPF Direct and MPF Xtra products are described below. Further details regarding the credit risk structure for each of the other MPF products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the Financial Condition section and the Credit and Counterparty Risk - Mortgage Loans discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K.

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added three new PFIs in 2017, and as of December 31, 2017, 133 members were approved participants in the MPF Program.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2017, 42 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

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

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, “MPF Direct” and “MPF 35” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

For additional information on AHP and other similar programs, refer to the Community Investment Products section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2017 and 2016.

(in millions)	December 31, 2017	December 31, 2016
Consolidated obligation bonds	$57,617.2	$67,195.7
Consolidated obligation discount notes	36,253.2	28,529.6
Total Bank consolidated obligations	93,870.4	95,725.3
Total FHLBank System combined consolidated obligations	$1,034,259.8	$989,311.1

OF.  The OF has responsibility for facilitating the issuance and servicing of consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s consolidations obligations on behalf of the FHLBanks, selects and evaluates underwriters, prepares combined financial statements, and manages the Banks’ relationship with the rating agencies and the U.S. Treasury with respect to the consolidated obligations.

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

Consolidated Obligation Discount Notes.  The OF also issues discount notes to provide short-term funds for advances for seasonal and cyclical fluctuations in deposit flows, mortgage financing, short-term investments and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

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

Bank capital stock is not publicly traded; it may be issued, redeemed and repurchased at its stated par value of $100 per share. Under the Capital Plan, capital stock is redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. The Bank's current practice is to repurchase all excess capital stock on a weekly basis.

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. The amount of dividends the Board determines to pay out is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. Dividends paid in 2017, 2016 and 2015 are presented in the table below.

	Dividend - Annual Yield
	2017		2016		2015
	Membership	Activity	Membership	Activity	Membership	Activity
February	2.0%	5.0%	3.0%	5.0%	(1)	(1)
April	2.0%	5.0%	2.0%	5.0%	3.0%	5.0%
July	2.0%	5.0%	2.0%	5.0%	3.0%	5.0%
October	2.0%	5.0%	2.0%	5.0%	3.0%	5.0%
Note:
(1) The Bank did not differentiate dividends on activity and membership stock prior to April 2015. In February 2015, the Bank paid a quarterly dividend on all capital stock equal to an annual yield of 4.0%. In addition, the Bank paid a special dividend of 2.5%. This special dividend was based on average member capital stock for the full year of 2014.

In February 2018, the Bank paid a quarterly dividend equal to an annual yield of 6.75% and 3.5% on activity stock and membership stock, respectively. The dividends were based on average member capital stock held for the fourth quarter of 2017.

As of December 31, 2017, the balance in retained earnings was $1,157.9 million, of which $282.5 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Derivatives and Hedging Activities

The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates and prepayment risk. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank may use derivative financial instruments in the following ways: (1) by designating them as a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge).

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

Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of interest rates as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank's ability to compete successfully with other suppliers of wholesale funding for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered.

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

Major Customers

PNC Bank, N.A., Ally Bank and Chase Bank USA, N.A., each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2017. See further discussion in Item 1A. Risk Factors and the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2017, the Bank had 212 full-time employee positions and three part-time employee positions, for a total of 213.5 full-time equivalents. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Financial Officer, and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2017 Annual Report on Form 10-K as exhibits to this Report.

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

The Bank is subject to legislative and regulatory actions, including a complex body of Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank. Additionally, regulations applicable to Bank members may affect the Bank’s business as well.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission continue to be impacted by the evolving regulations impacting the finance industry. The Finance Agency is reviewing the current regulatory liquidity requirements and is proposing new requirements in 2018. The final requirements are unknown at this time; however, the proposed changes appear to potentially have significant impacts on balance sheet management and may impact business with the members. The FHLBanks are working with the Finance Agency to gain a better understanding and the potential impact of any such changes.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect the Bank’s business, financial condition, and results of operations. In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that it will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated that it will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate(s).  Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (ISDA), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rate(s). Many of the Bank's financial instruments, including advances, derivatives, consolidated obligations, and investment securities, are indexed to LIBOR. Additionally, certain assets pledged to the Bank as collateral, including mortgage loans and MBS, are indexed to LIBOR. The Bank will need to build out the infrastructure necessary to use an alternative rate. Therefore, using a new alternative rate could result in significant operational, accounting, reporting and risk management issues. The Bank is not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition may be on the Bank’s business, financial condition, and results of operations. In addition, the Bank expects that other market participants, including its members, derivatives clearing organizations, and other financial counterparties are also monitoring the LIBOR transition. The Bank cannot predict how such institutions will react to the transition, or what effects such reactions will have on it.

The Housing Act was intended to, among other things, address the 2007-2008 housing finance crisis, expand the Finance Agency's authority and address GSE reform issues. Several GSE reform bills have been crafted in the prior Congress and prior Administration. Over the last few years there have been several legislative efforts and policy proposals regarding reform of the Housing Enterprises, Fannie Mae and Freddie Mac and the federal government’s ongoing role in the mortgage market. Congress continues to consider GSE reform legislation. Depending on the terms of any such legislation, it could have a material effect on the Bank including debt issuance, financial condition and results of operations. In addition, future legislative changes to the Housing Act may affect the Bank's business, results of operations and financial condition.

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

The Bank cannot predict whether new regulations will be promulgated nor the effect of any new regulations (including, without limitation, capital and liquidity requirements on the Bank’s members) on the Bank's operations. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products, and as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital or liquidity requirements, an increase in the Banks' cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank.

Continued regulatory changes drive ongoing updates to the Bank's current computer information systems to support these requirements. Recent legislative and regulation regarding enhanced cyber-security standards and requirements will necessitate additional work to appropriately mitigate the risks and align with the requirements. The Finance Agency has issued guidance to the FHLBanks regarding information security and cyber risk management and it is expected that this will be an ongoing area of regulatory focus.  See the Legislative and Regulatory Developments section of Item 7. Management’s Discussion and Analysis in this Form 10-K regarding recent Finance Agency guidance in these areas.

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

The Bank's business is dependent upon its computer information systems. An inability to process information or implement technological changes, or an interruption in the Bank's systems, may result in lost business or increased operational risk. The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber-security risks.

Cyber threats include computer viruses, malicious or destructive code, phishing attacks, ransomware attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Bank, its employees, its members or other third parties, or otherwise materially disrupt the Bank’s or its members’ or other third parties’ network access, business operations or ability to provide services. For example, the Bank provides on-line banking transactional capability to enable its members to execute borrowing and other transactions with the Bank. The Bank like many financial institutions and others businesses faces cyber attack attempts routinely, for example, from phishing campaigns and denial of service attempts. Although the Bank has security measures in place and devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches, particularly given that such attacks have significantly evolved in scale and maliciousness during the past few years. Additionally, cyber vulnerabilities and/or attacks could go undetected for a period of time. During such time, the Bank may not necessarily know the extent of the harm and certain actions could be compounded before they are discovered and remediated, any or all of which could further increase the consequences of a cyber attack.

As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. To date, the Bank has experienced a limited number of successful desktop (e.g., malware) security incidents. However, these incidents were limited and did not involve any breaches of data such as those that trigger notice requirements under applicable law. Each of these incidents was responded to appropriately which prevented material impact on the Bank’s operations. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against material cyber-security attacks. In addition, the Bank completes periodic independent assessments that leverage industry recognized frameworks in order to continually improve the Bank’s control environment against cyber-security attacks. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets (including loss of funds), or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers), corrupt data or cause operational disruption. This may result in financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, litigation, penalties, and reputational damage.

The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its Business Continuity Plan. Nonetheless, the Bank cannot guarantee the effectiveness of its Business Continuity Plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

Failures of critical vendors and other third parties could disrupt the Bank’s ability to conduct business.

The Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach or a cyber attack, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's reputation, customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows. Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank does regularly assess the adequacy of security controls for its significant third parties, there is no assurance that such a breach will not occur. Additionally, the use of vendors, including cloud service providers and other third parties, could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information or other harm. Even though the Bank is enhancing its third party vendor management process, including a vendor cyber-security review, the Bank could be adversely affected if the Bank’s vendors are impacted by security breaches or cyber attacks.

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

At December 31, 2017, the Bank's five largest customers, PNC Bank, N.A., Ally Bank, Chase Bank USA, N.A., TD Bank, N.A., and Customers Bank, accounted for 73.3% of its TCE and owned 66.7% of its outstanding capital stock. Of these members, PNC Bank, N.A., Ally Bank and Chase Bank USA, N.A. each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations.

The Bank relies on both internally and externally developed models and end user computing tools to manage market and other risks, to make business decisions and for financial accounting and reporting purposes. The Bank's business could be adversely affected if these models fail to produce reliable results or if the results are not used appropriately.

The Bank makes significant use of business and financial models and end user computing tools for making business decisions and managing risk. For example, the Bank uses models to measure and monitor exposures to market risks and credit and collateral risks. A credit scoring model is used in part as a basis for credit decisions. The Bank also uses models in determining the fair value of certain financial instruments. The information provided by these models and in end user computing tools is used in making business decisions relating to strategies, initiatives, transactions and products and in financial reporting.

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

If the models or end user computing tools are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any controls, such as a model risk management area, that the Bank employs to attempt to manage the risks associated with the use of models and end user computing tools may not be effective.

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

The FHLBanks also compete with the U.S. Treasury, Fannie Mae and Freddie Mac, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank's ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank's financial condition and results of operations. For example, in 2018 the U.S. Treasury plans to issue approximately $2.5 trillion to $3 trillion of debt. This substantial issuance in Treasuries may lessen investor demand for FHLBank debt.

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

The ability to obtain funds through the sale of consolidated obligations depends in part on current conditions in the capital markets and the short-term capital markets in particular. Accordingly, the Bank may not be able to obtain funding on acceptable terms (interest rate risk), if at all (refunding risk). If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations. The Bank’s exposure to interest rate risk and refunding risk may be impacted by the asset/liability maturity profile of the Bank. See the Liquidity and Funding discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional information.

Regulations related to capital and liquidity have impacted how dealers are managing their balance sheets. The capacity for FHLBank debt is lower, as dealers have directed their focus on those assets that provide a higher return on equity.

Money market reform has benefited the Bank’s ability to raise short-term liquidity at attractive costs. This market shift started in the second half of 2016 as money funds shifted from prime to government investments. As investors demand for short-term debt decreases, this could result in an increase in the Bank’s cost of funds. Money market investor risk and return preferences or money market regulatory requirements could change over time.

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

The Bank faces credit risk on advances, mortgage loans, investment securities, money market investments, derivatives, certificates of deposit, and other financial instruments. A member failure without liquidation proceeds satisfying the amount of the failed institution’s obligations and the operational cost of liquidating the collateral could impact the Bank’s ability to issue debt. The Bank protects against credit risk on advances through credit underwriting standards and collateralization. In addition, under certain circumstances the Bank has the right to obtain additional or substitute collateral during the life of an advance to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness and community development loans as collateral for advances. The Bank is also allowed to make advances to nonmember housing associates and requires them to deliver adequate collateral.

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

Member institution failures may reduce the number of current and potential members in the Bank's district. The resulting loss of business could negatively impact the Bank's financial condition and results of operations. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution's obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations and the operational cost of liquidating the collateral.

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

The Bank currently has two CDFI members, which are not generally subject to banking or insurance regulations. The Bank takes steps to mitigate this risk, which may include requiring specific over-collateralization levels or limits on eligible collateral. For all CDFI members, the Bank requires delivery of collateral pledged to secure the Bank’s advances and other credit products provided to such members.

The Bank follows Board-established guidelines on unsecured extensions of credit which limit the amounts and terms of unsecured credit exposure to investment grade counterparties, the U.S. government and other FHLBanks. The Bank's primary unsecured credit exposure includes Federal funds and money market exposure as well as the unsecured portion of any derivative transaction. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency of a major counterparty or the inability of a major counterparty to meet its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank's financial condition and results of operations.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2017, out of a total of $1,034.3 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $93.9 billion, or approximately 9.1% of the total.

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

The Bank currently invests in Agency and other U.S. obligation MBS, which support the Bank’s mission. Prior to 2008, the Bank also had invested in private label MBS, which exposed the Bank to a higher level of credit risk relative to the other investments within the Bank’s portfolio, and resulted in credit-related OTTI losses. However, this portion of the Bank’s portfolio has continued to run off, with no new investments purchased since 2007; minimal credit-related OTTI losses were recognized in 2017. Those securities for which the Bank is recognizing recovery of OTTI may be more likely to incur a credit loss due to the nature of the accounting. The Bank cannot estimate the future amount of any additional credit losses.

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

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 3.9% of the Bank's total assets as of December 31, 2017 and approximately 9.1% of the Bank's total interest income in 2017. During 2017, the Bank purchased 70% of the mortgage loans from one member. This member also held 30% of the total outstanding portfolio. The loss of this member could adversely affect the Banks’ future results of operations.

In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. The Finance Agency made a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing of their home mortgage and extended the program through December 31, 2018. Other agencies have also implemented programs over the last few years aimed at preventing foreclosure. While many governmental loan modification programs are ending due to regulatory, business and customer expectations, servicers are expected to continue to offer other loan modification programs. The Bank offers a loan modification program for its MPF Program loans as well. To date, the Bank has not experienced any significant impact on its portfolio levels from the HARP program, the Bank's MPF loan modification program or other foreclosure prevention programs. However, program execution and related changes, as well as any new programs in the market may change that experience.

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

If FHLBank of Chicago changes or ceases to operate the MPF Program, this could have a negative impact on the Bank's mortgage purchase business, and, consequently, a related decrease in the Bank's financial condition and results of operations. Additionally, if FHLBank of Chicago or any of its third party vendors experiences operational difficulties, such difficulties could have a negative impact on the Bank's financial condition and results of operations.

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

The Finance Agency requires the FHLBanks to conduct annual stress tests, which are used to evaluate each FHLBank's capital adequacy under adverse economic and financial conditions. Each FHLBank is required to provide an annual report on the results of the stress tests to the Finance Agency and Federal Reserve. See the Risk Governance discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for additional details regarding the current year stress test results.

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

Operational risk is the risk of unexpected operating losses attributable to human error; systems failures; fraud; noncompliance with laws, regulations and the Bank's internal Code of Conduct; unenforceability of contracts; end user computing; or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank's control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank as well.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1325 G Street, Washington, DC 20005; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 435 N. DuPont Highway, Dover, Delaware 19904; (4) 160 Fayette Street, Morgantown, WV 26505; and (5) 580 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2017, the total mandatorily redeemable capital stock reflected the balance for six institutions, five of which were merged out of district and considered to be nonmembers. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The total number of shares of capital stock outstanding as of December 31, 2017 was 36,637,695 of which members held 36,586,795 shares and nonmembers held 50,900 shares. As of February 28, 2018, a total of 298 members and nonmembers held shares of the Bank’s stock.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)	2017	2016
First quarter	$41.6	$40.0
Second quarter	42.0	39.7
Third quarter	41.9	37.6
Fourth quarter	42.5	37.7

See Note 16 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption and payment of dividends. See also Capital Resources - Dividends and Retained Earnings in Item 1. Business in this Form 10-K for factors affecting dividends.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statements of Income data for 2017, 2016 and 2015, and the Condensed Statements of Condition data as of December 31, 2017 and 2016 are derived from the financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Condensed Statements of Income data for 2014 and 2013 and the Condensed Statements of Condition data as of December 31, 2015 and 2014 are derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2015 Form 10-K. The Condensed Statements of Condition data as of December 31, 2013 is derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2014 Form 10-K.

Condensed Statements of Income

	Year Ended December 31,
(in millions)	2017	2016	2015	2014	2013
Net interest income	$435.5	$348.9	$317.8	$283.1	$195.1
Provision (benefit) for credit losses	0.2	1.2	(0.2)	(4.1)	(1.8)
Other noninterest income	32.2	25.0	44.5	75.6	47.5
Other expense	90.1	83.8	77.5	78.6	80.0
Income before assessments	377.4	288.9	285.0	284.2	164.4
AHP assessment	37.8	28.9	28.5	28.4	16.6
Net income	$339.6	$260.0	$256.5	$255.8	$147.8

Dividends	$168.0	$155.0	$212.8	$103.9	$21.4
Dividend payout ratio(1)	49.46%	59.64%	82.96%	40.64%	14.49%
Return on average equity	7.17%	5.96%	6.16%	6.83%	4.32%
Return on average assets	0.35%	0.28%	0.29%	0.36%	0.24%
Net interest margin (2)	0.46%	0.38%	0.36%	0.40%	0.32%
Regulatory capital ratio (3)	4.84%	4.69%	4.60%	4.53%	5.16%
GAAP capital ratio(4)	4.94%	4.73%	4.67%	4.67%	5.22%
Total average equity to average assets	4.90%	4.72%	4.66%	5.22%	5.60%
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

Condensed Statements of Condition

	December 31,
(in millions)	2017	2016	2015	2014	2013
Cash and due from banks	$3,415.0	$3,587.6	$2,377.0	$2,451.1	$3,121.3
Investments(1)	17,757.1	17,227.3	16,144.0	16,528.4	13,875.2
Advances	74,279.8	76,808.7	74,504.8	63,408.4	50,247.5
Mortgage loans held for portfolio, net(2)	3,923.1	3,390.7	3,086.9	3,123.3	3,224.1
Total assets	99,663.0	101,260.0	96,329.8	85,670.5	70,664.5
Consolidated obligations, net:
Discount notes	36,193.3	28,500.3	42,275.5	37,057.8	28,236.0
Bonds	57,533.7	67,156.0	48,600.8	43,708.2	37,692.2
Total Consolidated obligations, net(3)	93,727.0	95,656.3	90,876.3	80,766.0	65,928.2
Deposits	538.1	558.9	686.0	641.2	694.4
Mandatorily redeemable capital stock	5.1	5.2	6.0	0.6	—
AHP payable	91.6	76.7	70.9	56.0	36.3
Total liabilities	94,735.5	96,466.1	91,828.2	81,667.5	66,972.3
Capital stock - putable	3,658.7	3,755.4	3,539.7	3,041.0	2,962.2
Unrestricted retained earnings	875.4	771.7	718.7	726.3	625.6
Restricted retained earnings (RRE)	282.5	214.5	162.5	111.2	60.1
AOCI	110.9	52.3	80.7	124.5	44.3
Total capital	4,927.5	4,793.9	4,501.6	4,003.0	3,692.2
Notes:
(1) Includes trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, securities purchased under agreements to resell, Federal funds sold, and interest-bearing deposits.
(2) Net of allowance for loan losses of $6.0 million, $6.2 million, $5.7 million, $7.3 million and $11.4 million at December 31, 2017 through 2013, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $1,034.3 billion, $989.3 billion, $905.2 billion, $847.2 billion and $766.8 billion at December 31, 2017 through 2013, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the OTTI process; risks related to MBS; changes in the assumptions used in the allowance for credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data and footnotes and all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors included herein.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. The Bank's net interest margin significantly increased during 2017. During the first quarter of 2017, the Bank's cost of funds improved relative to LIBOR which resulted in increased net interest spread. Funding spreads returned closer to historical levels during the remainder of 2017.

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

The Bank's higher yielding private label MBS portfolio continues its expected runoff. However, the Bank continues to recognize significant improvements in its private label MBS portfolio through interest income. This improvement resulted in the Bank recognizing additional interest income of $26.6 million and $25.3 million during 2017 and 2016, respectively.

Results of Operations. The Bank’s net income for 2017 was $339.6 million compared to $260.0 million in 2016. This $79.6 million increase was primarily driven by higher net interest income. Net interest income was $435.5 million for 2017, an increase of $86.6 million compared to $348.9 million in 2016. Higher net interest income was primarily due to interest income on higher average advance balances, Federal funds sold and available-for-sale securities, partially offset by interest expense on higher average consolidated obligation balances. For the fourth quarter of 2017, net income was $80.9 million, a decrease of $0.8 million compared to $81.7 million in the fourth quarter of 2016. The net interest margin was 46 basis points and 38 basis points for 2017 and 2016, respectively.

Financial Condition. Advances. Advances totaled $74.3 billion at December 31, 2017, a decrease of $2.5 billion compared to $76.8 billion at December 31, 2016. Decreases in advances to the Bank's large member classification were partially offset by increases in advances to other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased in size during 2017 compared to 2016, the term of advances increased. At December 31, 2017, approximately 58% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 50% at December 31, 2016.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At December 31, 2017, the Bank held $17.8 billion of total investments including trading, AFS and HTM investment securities as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2016, these investments totaled $17.2 billion.

Consolidated Obligations. The Bank's consolidated obligations totaled $93.7 billion at December 31, 2017, a decrease of $2.0 billion from December 31, 2016. At December 31, 2017, bonds represented 60% of the Bank's consolidated obligations, compared with 70% at December 31, 2016. Discount notes represented 40% of the Bank's consolidated obligations at December 31, 2017 compared with 30% at year-end 2016. The overall decrease in consolidated obligations is largely consistent with the change in advances and total assets.

Capital Position and Regulatory Requirements. Total capital at December 31, 2017 was $4.9 billion, compared to $4.8 billion at December 31, 2016. Total retained earnings at December 31, 2017 were $1,157.9 million, up $171.7 million from $986.2 million at year-end 2016 reflecting the Bank's net income for 2017 which was partially offset by dividends paid. AOCI was $110.9 million at December 31, 2017, an increase of $58.6 million from December 31, 2016. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

The table below presents the annual dividend yield on membership and activity stock in 2017.

	Dividend - Annual Yield
	Membership stock	Activity stock
February	2.0%	5.0%
April	2.0%	5.0%
July	2.0%	5.0%
October	2.0%	5.0%

In February 2018, the Bank paid quarterly dividends of 6.75% annualized on activity stock and 3.5% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2017.

The Bank met all of its capital requirements as of December 31, 2017, and in the Finance Agency’s most recent determination, as of September 30, 2017, the Bank was deemed "adequately capitalized."

2018 Outlook

The Bank anticipates that its members will continue to utilize advances to meet liquidity needs in 2018. There is a new guarded optimism among members that their regulatory and compliance burdens will be lessened in the future. Strong competition for retail deposits, coupled with solid loan growth, should be beneficial for advance demand. Future opportunities and challenges may arise with potential changes in the Bank's operating landscape including various legislative actions and changes in the Bank’s regulatory compliance requirements. For additional discussion of these, refer to the Bank’s Risk Factors in Item 1A. and Legislative and Regulatory Developments in Item 7. in this Form 10-K. The Bank has been, and will continue to be, mission driven.  Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities.

Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2017 was $339.6 million, compared to $260.0 million in 2016. This $79.6 million increase was primarily driven by higher net interest income. Net interest income was $435.5 million for 2017, an increase of $86.6 million compared to $348.9 million in 2016. Higher net interest income was primarily due to interest income on higher average advance balances, Federal funds sold and available-for-sale securities, partially offset by interest expense on higher average consolidated obligation balances. The Bank’s return on average equity for 2017 was 7.17% compared to 5.96% for 2016.

2016 vs. 2015. The Bank recorded net income of $260.0 million in 2016 compared to $256.5 million in 2015, an increase of $3.5 million. The increase was primarily due to higher net interest income, partially offset by lower noninterest income and higher other expense. The Bank’s return on average equity for 2016 was 5.96%, compared to 6.16% for 2015.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2017, 2016 and 2015.
Average Balances and Interest Yields/Rates Paid

	2017			2016			2015
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$7,382.4	$76.7	1.04	$7,109.4	$27.3	0.38	$7,486.3	$8.2	0.11
Interest-bearing deposits(2)	311.5	2.4	0.77	367.9	1.2	0.35	308.8	0.4	0.11
Investment securities(3)	11,702.8	254.7	2.18	11,826.2	227.6	1.93	11,056.8	217.0	1.96
Advances(4)	72,471.8	987.3	1.36	68,362.7	612.1	0.90	65,739.9	349.5	0.53
Mortgage loans held for portfolio(5)	3,598.0	132.6	3.69	3,186.3	117.4	3.68	3,079.3	120.5	3.91
Total interest-earning assets	95,466.5	1,453.7	1.52	90,852.5	985.6	1.08	87,671.1	695.6	0.79
Allowance for credit losses	(8.2)			(8.0)			(8.2)
Other assets(6)	1,341.8			1,536.2			1,569.4
Total assets	$96,800.1			$92,380.7			$89,232.3
Liabilities and capital:
Deposits (2)	$556.9	$4.9	0.88	$636.8	$1.7	0.27	$675.9	$0.3	0.04
Consolidated obligation discount notes	30,795.7	287.0	0.93	25,016.4	110.2	0.44	35,181.0	54.1	0.15
Consolidated obligation bonds(7)	60,147.2	725.9	1.21	61,523.3	524.5	0.85	48,376.4	323.2	0.67
Other borrowings	11.6	0.4	3.12	6.4	0.3	4.88	3.5	0.2	4.76
Total interest-bearing liabilities	91,511.4	1,018.2	1.11	87,182.9	636.7	0.73	84,236.8	377.8	0.45
Other liabilities	549.0			833.2			834.2
Total capital	4,739.7			4,364.6			4,161.3
Total liabilities and capital	$96,800.1			$92,380.7			$89,232.3
Net interest spread			0.41			0.35			0.34
Impact of noninterest-bearing funds			0.05			0.03			0.02
Net interest income/net interest margin		$435.5	0.46		$348.9	0.38		$317.8	0.36
Average interest-bearing assets to interest-bearing liabilities	104.3%			104.2%			104.1%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(27.2) million, $167.4 million and $264.1 million in 2017, 2016 and 2015, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(90.1) million, $17.8 million and $13.6 million in 2017, 2016 and 2015, respectively.

Net interest income increased $86.6 million in 2017 compared to 2016 due to an increase in interest income, partially offset by an increase in interest expense. The amount of offsetting interest expense on consolidated obligation bonds and discount notes was reduced by improved funding spreads. Interest-earning assets increased 5.1% with higher demand for advances, increased purchases of Federal funds sold and securities purchased under agreements to resell and mortgage loans, partially offset by a lower amount of investments. Interest income increased on advances, investments, Federal funds sold and securities purchased under agreements to resell and on mortgage loans held for portfolio. Interest income on advances and Federal funds sold and securities purchased under agreement to resell increased due to higher volume and an increase in yield. Interest income on investments increased due to an increase in yield. Interest income on mortgage loans increased due to a higher volume. The rate paid on interest-bearing liabilities increased 38 basis points due to higher funding costs on consolidated obligations bonds and discount notes.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2017, 2016, and 2015.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2017 Compared to 2016			2016 Compared to 2015
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$1.0	$48.4	$49.4	$(0.4)	$19.5	$19.1
Interest-bearing deposits	(0.2)	1.4	1.2	—	0.8	0.8
Investment securities	(2.4)	29.5	27.1	14.9	(4.3)	10.6
Advances	38.8	336.4	375.2	14.5	248.1	262.6
Mortgage loans held for portfolio	15.1	0.1	15.2	4.1	(7.2)	(3.1)
Total interest-earning assets	$52.3	$415.8	$468.1	$33.1	$256.9	$290.0

Interest-bearing deposits	$(0.2)	$3.4	$3.2	$—	$1.4	$1.4
Consolidated obligation discount notes	30.4	146.4	176.8	(19.6)	75.7	56.1
Consolidated obligation bonds	(12.1)	213.5	201.4	99.9	101.4	201.3
Other borrowings	0.2	(0.1)	0.1	0.1	—	0.1
Total interest-bearing liabilities	$18.3	$363.2	$381.5	$80.4	$178.5	$258.9
Total increase (decrease) in net interest income	$34.0	$52.6	$86.6	$(47.3)	$78.4	$31.1

Interest income and interest expense increased in 2017 compared to 2016. While higher rates drove the increases in both interest income and interest expense, increased volumes were also a factor. The rate increase was primarily due to a rise in market interest rates as the Federal funds target rate increased four times between December 2016 and December 2017.

Interest expense on the average consolidated obligations portfolio increased in 2017 compared to 2016. Rates paid on both discount notes and bonds rose due to the rise in market interest rates. An increase in average discount note balances was partially offset by a decrease in average bond balances. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

2016 vs. 2015. Interest income and interest expense both increased in 2016 compared to 2015 primarily due to a rate increase augmented by an increase in volume. Higher market rates and additional advance prepayment fees in 2016 contributed to the increase in interest income. An increase in advance volume, driven by demand from larger members, also contributed to the increase. The interest expense increase was driven by higher market rates along with an increase in consolidated obligation bond balances partially offset by a decrease in consolidate obligation discount note balances.

The following table presents the average par balances of the Bank's advance portfolio for 2017, 2016 and 2015. These balances do not reflect any hedge accounting adjustments.

(in millions)				Change 2017 vs. 2016	Change 2016 vs. 2015
Product	2017	2016	2015	%	%
RepoPlus /Mid-Term Repo	$22,248.8	$18,723.5	$20,466.2	18.8	(8.5)
Core (Term)	50,032.3	48,988.8	43,547.7	2.1	12.5
Convertible Select	219.5	484.5	1,462.0	(54.7)	(66.9)
Total par value	$72,500.6	$68,196.8	$65,475.9	6.3	4.2

Advance volume increases in the comparisons were driven primarily by demand from larger members.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2017, 2016 and 2015. Derivative and hedging activities are discussed below.

2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$72,471.8	$987.3	1.36	$1,020.6	1.41	$(33.3)	(0.05)
Mortgage loans held for portfolio	3,598.0	132.6	3.69	136.5	3.79	(3.9)	(0.10)
All other interest-earning assets	19,396.7	333.8	1.72	350.6	1.81	(16.8)	(0.09)
Total interest-earning assets	$95,466.5	$1,453.7	1.52	$1,507.7	1.58	$(54.0)	(0.06)
Liabilities:
Consolidated obligation bonds	$60,147.2	$725.9	1.21	$733.5	1.22	$(7.6)	(0.01)
All other interest-bearing liabilities	31,364.2	292.3	0.93	292.3	0.93	—	—
Total interest-bearing liabilities	$91,511.4	$1,018.2	1.11	$1,025.8	1.12	$(7.6)	(0.01)
Net interest income/net interest spread		$435.5	0.41	$481.9	0.46	$(46.4)	(0.05)

2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$68,362.7	$612.1	0.90	$714.4	1.04	$(102.3)	(0.14)
Mortgage loans held for portfolio	3,186.3	117.4	3.68	122.8	3.85	(5.4)	(0.17)
All other interest-earning assets	19,303.5	256.1	1.33	279.3	1.45	(23.2)	(0.12)
Total interest-earning assets	$90,852.5	$985.6	1.08	$1,116.5	1.23	$(130.9)	(0.15)
Liabilities:
Consolidated obligation bonds	$61,523.3	$524.5	0.85	$595.2	0.97	$(70.7)	(0.12)
All other interest-bearing liabilities	25,659.6	112.2	0.44	112.2	0.44	—	—
Total interest-bearing liabilities	$87,182.9	$636.7	0.73	$707.4	0.81	$(70.7)	(0.08)
Net interest income/net interest spread		$348.9	0.35	$409.1	0.42	$(60.2)	(0.07)

2015 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$65,739.9	$349.5	0.53	$553.0	0.84	$(203.5)	(0.31)
Mortgage loans held for portfolio	3,079.3	120.5	3.91	124.6	4.04	(4.1)	(0.13)
All other interest-earning assets	18,851.9	225.6	1.20	244.6	1.30	(19.0)	(0.10)
Total interest-earning assets	$87,671.1	$695.6	0.79	$922.2	1.05	$(226.6)	(0.26)
Liabilities:
Consolidated obligation bonds	$48,376.4	$323.2	0.67	$551.3	1.14	$(228.1)	(0.47)
All other interest-bearing liabilities	35,860.4	54.6	0.15	54.6	0.15	—	—
Total interest-bearing liabilities	$84,236.8	$377.8	0.45	$605.9	0.72	$(228.1)	(0.27)
Net interest income/net interest spread		$317.8	0.34	$316.3	0.33	$1.5	0.01
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

In 2017 and 2016, the use of derivatives negatively impacted both net interest income and net interest spread. The use of derivatives had little impact on net interest income and net interest spread in 2015. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for 2017 was $0.2 million compared to $1.2 million in 2016.

2016 vs. 2015. The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans for 2016 was $1.2 million compared to $(0.2) million in 2015.

Other Noninterest Income

(in millions)	2017	2016	2015
Net OTTI losses, credit portion	$(1.0)	$(0.2)	$(1.8)
Net gains (losses) on trading securities	2.7	(0.6)	1.6
Net realized gains from sale of AFS securities	—	12.6	—
Net gains (losses) on derivatives and hedging activities	4.6	(13.8)	3.4
Gains on litigation settlements, net	—	0.6	15.3
Standby letters of credit fees	24.3	24.7	23.6
Other, net	1.6	1.7	2.4
Total other noninterest income	$32.2	$25.0	$44.5

The Bank's higher total other noninterest income for 2017 compared to 2016 was due primarily to gains on derivatives and hedging activities and gains on trading securities, partially offset by no net realized gains from the sales of AFS securities. The activity related to derivatives and hedging activities is discussed in more detail below. The net gains on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank’s trading portfolio. During 2016, the Bank sold Agency, private label MBS and home equity line of credit (HELOC) securities from its AFS portfolio. The Bank did not have any AFS security sales in 2017.

2016 vs. 2015. The Bank's lower total other noninterest income for 2016 compared to 2015 was due primarily to losses on derivatives and hedging activities and lower gains on litigation settlements, net of legal fees and expenses, partially offset by net realized gains from sale of AFS securities. The litigation settlements relate to investments the Bank made in private label MBS.

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

The following tables detail the net effect of derivatives and hedging activities for 2017, 2016 and 2015.

	2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.7)	$(0.1)	$(3.9)	$0.8	$—	$—	$—	$(3.9)
Net interest settlements included in net interest income (2)	(32.6)	(16.7)	—	6.8	—	—	—	(42.5)
Total effect on net interest income (loss)	$(33.3)	$(16.8)	$(3.9)	$7.6	$—	$—	$—	$(46.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.1)	$(0.8)	$—	$2.1	$—	$—	$—	$1.2
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	2.6	(6.9)	(3.4)	11.5	(0.9)	(0.1)	—	2.8
Other (3)	—	—	—	—	—	—	0.6	0.6
Total net gains (losses) on derivatives and hedging activities	$2.5	$(7.7)	$(3.4)	$13.6	$(0.9)	$(0.1)	$0.6	$4.6
Total net effect of derivatives and hedging activities	$(30.8)	$(24.5)	$(7.3)	$21.2	$(0.9)	$(0.1)	$0.6	$(41.8)

	2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.2)	$—	$(5.4)	$2.5	$—	$(5.1)
Net interest settlements included in net interest income (2)	(100.1)	(23.2)	—	68.2	—	(55.1)
Total effect on net interest income (loss)	$(102.3)	$(23.2)	$(5.4)	$70.7	$—	$(60.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$2.5	$0.3	$—	$0.5	$—	$3.3
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	(3.9)	(11.7)	(1.5)	0.1	(0.1)	(17.1)
Total net gains (losses) on derivatives and hedging activities	$(1.4)	$(11.4)	$(1.5)	$0.6	$(0.1)	$(13.8)
Total net effect of derivatives and hedging activities	$(103.7)	$(34.6)	$(6.9)	$71.3	$(0.1)	$(74.0)

	2015
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(5.0)	$—	$(4.1)	$9.9	$—	$0.8
Net interest settlements included in net interest income (2)	(198.5)	(19.0)	—	218.2	—	0.7
Total effect on net interest income (loss)	$(203.5)	$(19.0)	$(4.1)	$228.1	$—	$1.5
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.9	$1.0	$—	$2.9	$—	$4.8
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	(5.0)	(37.3)	(0.8)	42.8	(1.1)	(1.4)
Total net gains (losses) on derivatives and hedging activities	$(4.1)	$(36.3)	$(0.8)	$45.7	$(1.1)	$3.4
Total net effect of derivatives and hedging activities	$(207.6)	$(55.3)	$(4.9)	$273.8	$(1.1)	$4.9
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract. Refer to Note 11 - Derivatives and Hedging Activities in this Form 10-K.

Fair value hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During 2017, the Bank recorded net gains of $1.2 million compared to net gains of $3.3 million during 2016. The total notional amount was $30.0 billion at December 31, 2017 and $29.1 billion at December 31, 2016.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives and hedging activities” financial statement line item. For economic hedges, the Bank recorded net gains of $2.8 million in 2017 compared to net losses of $(17.1) million in 2016. The net gains in 2017 were driven by gains on economic swaps hedging consolidated obligations. The net losses in 2016 were driven by losses on economic swaps hedging investments. In addition, differences in gain/loss movements in 2017 compared to 2016 were attributed to changes in the composition of the hedge portfolio and the continued flattening of the LIBOR yield curve (i.e., increasing of short- and mid-term rates). The total notional amount of economic hedges, which includes mortgage delivery commitments, was $14.8 billion at December 31, 2017 and $10.6 billion at December 31, 2016. The increase in economic hedge notional from 2016 to 2017 was primarily due to the execution of $5.0 billion of interest rate floors in 2017 to hedge against certain interest rate movements.

2016 vs. 2015. Fair value hedges. In 2016 and 2015, total ineffectiveness related to fair value hedges resulted in net gains of $3.3 million and $4.8 million, respectively. The total notional amount decreased to $29.1 billion in 2016 from $30.4 billion in 2015.

2016 vs. 2015. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded net losses of $(17.1) million in 2016 compared to $(1.4) million in 2015. Changes in the composition of the economic hedge portfolio as well as increases in mid- and long-term interest rates during 2016 compared to slight decreases in mid- and long-term interest rates in 2015 resulted in larger losses in 2016 compared to 2015. The total notional amount of economic hedges was $10.6 billion and $14.2 billion at December 31, 2016 and 2015, respectively.

Other Expense

(in millions)	2017	2016	2015
Compensation and benefits	$50.5	$46.6	$43.2
Occupancy	2.7	2.8	2.7
Other	26.6	24.3	21.5
Finance Agency	5.6	5.9	5.4
Office of Finance	4.7	4.2	4.7
Total other expenses	$90.1	$83.8	$77.5

The Bank's total other expenses increased $6.3 million to $90.1 million for 2017 compared to $83.8 million for 2016. The increase was primarily due to higher compensation and benefits expenses, technology related costs, and contractual services.

2016 vs 2015. The Bank's total other expenses increased $6.3 million in 2016 compared to 2015. The increase was primarily due to higher compensation and benefits expenses, including a $2.7 million increase in voluntary contributions to the Bank's pension plan, along with technology related costs.

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

Community Investment Products

The Bank helps members meet their Community Reinvestment Act (CRA) responsibilities. Through community investment cash advance programs such as AHP, BOB and CLP, members have access to subsidized and other low-cost funding. Members use the funds from these programs to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods and help revitalize their communities.

AHP. The Bank’s mission includes the important public policy goal of making funds available for housing and economic development in the communities served by the Bank’s member financial institutions. In support of this goal, the Bank administers a number of programs, some mandated and some voluntary, which make Bank funds available through member financial institutions. In all of these programs, the Bank’s funding flows through member financial institutions into areas of need throughout the region.

The AHP, mandated by the Act, is the largest and primary public policy program of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations. The Bank’s contribution was $37.8 million, $28.9 million and $28.5 million for 2017, 2016 and 2015, respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2017, 2016 and 2015.

	2017	2016	2015
Funding rounds	1	1	1
Eligible applications	154	164	163
Grants	$23.4 million	$23.1 million	$23.8 million
Projects	52	50	63
Project development costs	$252.9 million	$202.1 million	$351.7 million
Units of affordable housing	1,509	1,476	2,390

The First Front Door Program (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. The FFD grants disbursed were $6.4 million, $6.5 million and $2.9 million during 2017, 2016 and 2015, respectively.

The Disaster Relief Program (DRP) is a $1.25 million program available to members to assist households affected by historic flooding in 12 West Virginia counties in 2016. The funds are a set-aside from the overall 2016 AHP subsidy pool and can be used for owner-occupied rehabilitation up to $15,000 per household or for home purchase assistance of up to $7,500 per household. The DRP grants disbursed were $227,000 and $7,500 during 2017 and 2016, respectively.

Other Products. The CLP offers advances at low-cost (i.e., the Bank’s cost of funds), providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2017, the CLP loan balance totaled $1,024.9 million compared to $785.6 million at December 31, 2016, reflecting an increase of $239.3 million, or 30.5%.

The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. In 2017 and 2016, the Bank made $6.0 million and $5.0 million available, respectively, to assist small businesses through the BOB loan program.

The Bank has a new homeless initiative to be offered in 2018 called Home4Good. This new initiative will have an allocation of $4.8 million, which the Board of Directors approved in December 2017. Home4Good has been designed to support activities or actions that lead to stable housing for individuals and families who are homeless or who are at risk of becoming homeless. It will be offered in partnership with state housing finance agencies in Pennsylvania, West Virginia, and Delaware.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $99.7 billion at December 31, 2017, compared with $101.3 billion at December 31, 2016, a decrease of $1.6 billion. Advances totaled $74.3 billion at December 31, 2017 compared to $76.8 billion at December 31, 2016.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations using full year average balances, was 83.5% and 82.5% for 2017 and 2016, respectively.

Advances. Advances (par) totaled $74.4 billion at December 31, 2017 compared to $76.8 billion at December 31, 2016. At December 31, 2017, the Bank had advances to 185 borrowing members, compared to 184 borrowing members at December 31, 2016. The percentage of borrowing members to total members was 62.1% and 60.5% at December 31, 2017 and December 31, 2016, respectively. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members decreased to 77.3% of total advances as of December 31, 2017, from 79.7% at December 31, 2016.

The following table provides information on advances at par by contractual maturity at December 31, 2017 and December 31, 2016.

	December 31,
(in millions)	2017	2016
Fixed-rate
Due in 1 year or less (1)	$19,776.3	$20,563.9
Due after 1 year through 3 years	9,504.1	5,817.9
Due after 3 years through 5 years	4,074.4	2,793.5
Thereafter	661.9	664.7
Total par value	$34,016.7	$29,840.0

Variable-rate
Due in 1 year or less (1)	$10,220.4	$12,998.1
Due after 1 year through 3 years	18,788.3	12,292.5
Due after 3 years through 5 years	4,500.0	8,552.0
Thereafter	3.1	3.1
Total par value	$33,511.8	$33,845.7

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$1,400.0	$4,700.0
Due after 1 year through 3 years	1,790.0	3,375.0
Due after 3 years through 5 years	3,010.0	4,225.0
Total par value	$6,200.0	$12,300.0

Other (3)
Due in 1 year or less	$210.2	$309.9
Due after 1 year through 3 years	160.5	302.3
Due after 3 years through 5 years	115.8	79.7
Thereafter	168.9	157.7
Total par value	$655.4	$849.6
Total par balance	$74,383.9	$76,835.3
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2017 or 2016.

The following table provides a distribution of the number of members, categorized by individual member asset size that had an outstanding advance balance during 2017 and 2016. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 to $25 billion), Mid-size ($1.1 to $4 billion) and CFI (under $1.1 billion).

	December 31,	December 31,
Member Asset Size	2017	2016
Large	7	6
Regional	13	14
Mid-size	28	24
CFI (1)	189	196
Insurance	13	9
Total borrowing members during the period	250	249
Total membership	298	304
Percentage of members borrowing during the period	83.9%	81.9%
Note:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The total number of members as of December 31, 2017 decreased by 6 members compared to December 31, 2016. The Bank added seven new members and lost 13 members. Three members merged with other institutions outside of the Bank's district, and 10 members merged with other institutions within the Bank's district.

The following table provides information at par on advances by member classification at December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016	Increase/(Decrease)
Member Classification
Large	$57,480.0	$61,230.0	(6.1)%
Regional	7,691.5	6,579.0	16.9
Mid-size	4,157.6	3,681.9	12.9
CFI	3,528.2	3,613.1	(2.4)
Insurance	1,512.7	1,729.3	(12.5)
Non-member	13.9	2.0	593.3
Total	$74,383.9	$76,835.3	(3.2)%

As of December 31, 2017, total advances decreased 3.2% compared with balances at December 31, 2016. Decreases in advances to the Bank’s large member and insurance company classifications were partially offset by increases in advances to other classifications. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2017.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses was $3.9 billion at December 31, 2017 and $3.4 billion at December 31, 2016, respectively. The increase in the portfolio was primarily due to the Bank’s increased purchases of mortgage loans compared to the prior year. Approximately 70% or $684.0 million of the current year purchases were from one PFI.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank’s mortgage loans was $0.3 million, $0.1 million, $0.6 million, $1.3 million and $2.5 million, for years 2017 through 2013, respectively. Foregone interest for the Bank’s BOB loans was immaterial. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2017	2016	2015	2014	2013
Advances(1)	$74,279.8	$76,808.7	$74,504.8	$63,408.4	$50,247.5
Mortgage loans held for portfolio, net(2)	3,923.1	3,390.7	3,086.9	3,123.3	3,224.1
Nonaccrual mortgage loans(3)	22.8	26.6	32.5	44.6	57.8
Mortgage loans 90 days or more delinquent and still accruing interest(4)	4.8	4.0	4.2	6.8	8.3
BOB loans, net	14.1	12.3	11.3	11.6	11.4
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and does not include performing TDRs of $9.1 million, $11.5 million, $14.8 million, $12.8 million and $12.0 million at December 31, 2017, 2016, 2015, 2014 and 2013 respectively.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2015, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2017, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio and 2.6% of the MPF Plus portfolio compared with 0.6% and 2.9%, respectively, at December 31, 2016. The MPF 35 portfolio delinquency remains minimal at 0.01% as of December 31, 2017, as it is relatively new.

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

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2013 through 2017.

(in millions)	2017	2016	2015	2014	2013
Balance, beginning of year	$6.2	$5.7	$7.3	$11.4	$14.2
(Charge-offs) Recoveries, net	(0.1)	(0.2)	(0.8)	0.3	(1.0)
Provision (benefit) for credit losses	(0.1)	0.7	(0.8)	(4.4)	(1.8)
Balance, end of year	$6.0	$6.2	$5.7	$7.3	$11.4
As a % of mortgage loans held for portfolio	0.2%	0.2%	0.2%	0.2%	0.4%

Mortgage loans are assessed by a third party's credit model at acquisition and a CE is calculated based on loan attributes and the Bank’s risk tolerance on its entire MPF portfolio. Credit losses on a mortgage loan may only be absorbed by the CE amount in the master commitment related to the loan. In addition, the CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the First Loss Account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF 35 and MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank.

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2017 and December 31, 2016.

	MPF CE structure December 31, 2017		ACL December 31, 2017
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$4.9	$78.7	$6.0	$(1.1)	$(4.4)	$0.5
MPF 35	4.2	38.0	0.2	—	(0.2)	—
MPF Plus	16.9	10.0	9.5	—	(4.0)	5.5
Total	$26.0	$126.7	$15.7	$(1.1)	$(8.6)	$6.0

	MPF CE structure December 31, 2016		ACL December 31, 2016
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original & MPF 35	$5.8	$130.7	$5.8	$(1.0)	$(4.3)	$0.5
MPF Plus	18.0	18.3	13.7	—	(8.0)	5.7
Total	$23.8	$149.0	$19.5	$(1.0)	$(12.3)	$6.2

The ACL on mortgage loans decreased $0.2 million during 2017. The ACL associated with the MPF Plus program decreased due to the continued run-off of the portfolio. The ACL associated with MPF Original remained consistent, and the ACL associated with the MPF 35 program remained zero due to the nature of its credit structure and performance.

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

Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The Bank held $3.9 million of REO at both December 31, 2017 and December 2016.

Cash and Due From Banks.  At December 31, 2017, cash and due from banks totaled $3.4 billion compared to $3.6 billion at December 31, 2016.

Investments. At December 31, 2017, the sum of the Bank’s interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $6.4 billion an increase of approximately $1.2 billion from December 31, 2016. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $11.3 billion at December 31, 2017 compared to $12.0 billion at December 31, 2016. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2017	2016	2015
Trading securities:
Mutual funds	$9.7	$7.1	$5.4
GSE and Tennessee Valley Authority (TVA) obligations	389.6	388.1	389.3
Total trading securities	$399.3	$395.2	$394.7
AFS securities:
Mutual funds	$2.0	$2.0	$2.0
GSE and TVA obligations	2,820.8	3,183.2	3,469.2
State or local agency obligations	269.4	236.4	134.2
MBS:
U.S. obligations single family MBS	179.3	216.4	268.5
GSE single-family MBS	2,665.8	3,213.2	2,383.6
GSE multifamily MBS	2,582.6	1,512.9	1,010.5
Private label residential MBS	524.5	674.0	822.7
Private label HELOCs	—	—	9.2
Total AFS securities	$9,044.4	$9,038.1	$8,099.9
HTM securities:
Certificates of deposit	$175.0	$400.0	$—
State or local agency obligations	122.4	131.9	169.5
MBS:
U.S. obligations single family MBS	424.4	583.5	819.6
GSE single-family MBS	156.6	212.1	294.6
GSE multifamily MBS	726.0	843.2	863.1
Private label residential MBS	278.7	395.4	516.5
Total HTM securities	$1,883.1	$2,566.1	$2,663.3
Total investment securities	$11,326.8	$11,999.4	$11,157.9

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2017. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Non-MBS:
Mutual funds	$9.7	$—	$—	$—	$9.7
GSE and TVA obligations	—	77.0	237.3	75.3	389.6
Total trading securities	$9.7	$77.0	$237.3	$75.3	$399.3
Yield on trading securities	n/a	2.88%	2.95%	3.07%	2.89%
AFS securities:
Mutual funds	$2.0	$—	$—	$—	$2.0
GSE and TVA obligations	997.2	610.8	686.5	526.3	2,820.8
State or local agency obligations	—	0.4	1.5	267.5	269.4
MBS:
U.S. obligations single family MBS	—	—	—	179.3	179.3
GSE single-family MBS	—	—	239.2	2,426.6	2,665.8
GSE multifamily MBS	185.1	506.3	1,748.6	142.6	2,582.6
Private label residential MBS	—	—	—	524.5	524.5
Total AFS securities	$1,184.3	$1,117.5	$2,675.8	$4,066.8	$9,044.4
Yield on AFS Securities	1.21%	2.14%	2.19%	2.69%	2.28%
HTM securities:
Certificates of deposit	$175.0	$—	$—	$—	$175.0
State or local agency obligations	—	—	42.0	80.4	122.4
MBS:
U.S. obligations single family MBS	—	124.3	—	300.1	424.4
GSE single-family MBS	—	0.5	49.6	106.5	156.6
GSE multifamily MBS	—	603.6	122.4	—	726.0
Private label residential MBS	1.6	—	—	277.1	278.7
Total HTM securities	$176.6	$728.4	$214.0	$764.1	$1,883.1
Yield on HTM securities	1.75%	3.10%	2.46%	2.63%	2.71%
Total investment securities	$1,370.6	$1,922.9	$3,127.1	$4,906.2	$11,326.8
Yield on investment securities	1.27%	2.54%	2.26%	2.69%	2.37%
Interest-bearing deposits	280.3	—	—	—	280.3
Federal funds sold	5,650.0	—	—	—	5,650.0
Securities purchased under agreements to resell	500.0	—	—	—	500.0
Total investments	$7,800.9	$1,922.9	$3,127.1	$4,906.2	$17,757.1
As of December 31, 2017, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$4,110.0	$4,115.0
Fannie Mae	3,291.4	3,294.6
Federal Farm Credit Banks	1,833.4	1,833.4
Total	$9,234.8	$9,243.0

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2017 decreased to $538.1 million from $558.9 million at December 31, 2016. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2017 and 2016, excess deposit reserves were $79.6 billion and $82.6 billion, respectively.

Time Deposits. At December 31, 2017 and December 31, 2016, the Bank had no time deposits.

Consolidated Obligations. At December 31, 2017, the Bank’s consolidated obligation bonds outstanding decreased to $57.5 billion compared to $67.2 billion at December 31, 2016. The Bank also issues discount notes, which are shorter-term consolidated obligations. Total discount notes outstanding at December 31, 2017 increased to $36.2 billion compared to $28.5 billion at December 31, 2016.

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

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At December 31, 2017, callable bonds issued by the Bank were down approximately $0.3 billion from December 31, 2016. Note 14 - Consolidated Obligations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K provides additional information regarding the Bank’s consolidated obligations.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2017	2016	2015	2017	2016	2015
Outstanding at the end of the period	$36,253.2	$28,529.6	$42,318.5	$15,030.0	$32,270.5	$14,237.6
Weighted average rate at end of the period	1.24%	0.51%	0.32%	1.32%	0.63%	0.29%
Daily average outstanding for the period	$30,843.8	$25,041.2	$35,193.8	$21,608.3	$26,424.7	$9,542.5
Weighted average rate for the period	0.92%	0.42%	0.15%	0.85%	0.52%	0.19%
Highest outstanding at any month-end	$39,803.1	$36,148.8	$42,318.5	$31,562.4	$32,276.0	$16,440.6

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2017.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$57,617.2	$28,374.7	$21,246.7	$4,058.6	$3,937.2
Discount notes	36,253.2	36,253.2	—	—	—
Mandatorily Redeemable Capital Stock	5.1	—	4.6	0.5	—
Operating leases:
Premises & Equipment	14.4	1.9	3.9	3.9	4.7
Pension and post-retirement contributions	16.6	1.5	3.6	2.3	9.2
Total	$93,906.5	$64,631.3	$21,258.8	$4,065.3	$3,951.1
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2017, the Bank was obligated to fund approximately $44.0 million in additional advances and BOB loans, $25.5 million of mortgage loans and $19.0 billion in outstanding standby letters of credit, and to issue $1.6 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $482 million as of December 31, 2017. The Bank’s retained earnings were $1,157.9 million at December 31, 2017.

Retained earnings increased $171.7 million to $1,157.9 million at December 31, 2017, compared to $986.2 million at December 31, 2016. The increase in retained earnings during 2017 reflected net income that was partially offset by $168.0 million of dividends paid. Total retained earnings at December 31, 2017 included unrestricted retained earnings of $875.4 million and RRE of $282.5 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2017 and 2016.

	2017
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$403.4	$392.5	$348.5	$309.3
Interest expense	295.9	283.2	238.1	201.0
Net interest income	107.5	109.3	110.4	108.3
Provision (benefit) for credit losses	0.2	0.1	(0.1)	—
Net interest income after provision (benefit) for credit losses	107.3	109.2	110.5	108.3
Other noninterest income (loss):
Net OTTI losses, credit portion	(0.3)	—	—	(0.7)
Net gains (losses) on trading securities	(5.2)	0.3	5.3	2.3
Net gains (losses) on derivatives and hedging activities	5.0	(0.5)	(4.3)	4.4
Other, net	6.5	6.7	6.0	6.7
Total other noninterest income	6.0	6.5	7.0	12.7
Other expense	23.4	22.5	19.7	24.5
Income before assessments	89.9	93.2	97.8	96.5
AHP assessment	9.0	9.3	9.8	9.7
Net income	$80.9	$83.9	$88.0	$86.8

	2016
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$274.9	$238.3	$247.6	$224.8
Interest expense	180.2	159.1	154.0	143.4
Net interest income	94.7	79.2	93.6	81.4
Provision for credit losses	0.1	0.7	0.2	0.2
Net interest income after provision for credit losses	94.6	78.5	93.4	81.2
Other noninterest income (loss):
Net OTTI losses, credit portion	—	—	—	(0.2)
Net gains (losses) on trading securities	(26.2)	(2.6)	10.9	17.3
Net realized gains (losses) from sales of AFS securities	—	(0.1)	—	12.7
Net gains (losses) on derivatives and hedging activities	40.6	(2.4)	(16.4)	(35.6)
Gains on litigation settlements, net	—	0.1	0.5	—
Other, net	6.8	6.6	6.3	6.7
Total other noninterest income	21.2	1.6	1.3	0.9
Other expense	25.0	19.2	20.3	19.3
Income before assessments	90.8	60.9	74.4	62.8
AHP assessment	9.1	6.1	7.4	6.3
Net income	$81.7	$54.8	$67.0	$56.5

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

	December 31,
(in millions)	2017	2016
Permanent capital:
Capital stock (1)	$3,663.8	$3,760.6
Retained earnings	1,157.9	986.2
Total permanent capital	$4,821.7	$4,746.8

RBC requirement:
Credit risk capital	$390.4	$440.0
Market risk capital	418.9	258.1
Operations risk capital	242.8	209.4
Total RBC requirement	$1,052.1	$907.5
Excess permanent capital over RBC requirement	$3,769.6	$3,839.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement increased in 2017 as discussed further below. Total permanent capital increased in 2017 due to increases in retained earnings. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 11, 2017, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2017.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. The credit risk capital requirement decline in 2017 compared to 2016 was primarily due to run-off of the private label MBS portfolio.

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

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of several hundred historical market interest rate scenarios are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1% (i.e., a 99% confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement. The increase in the market risk component in 2017 compared to 2016 was primarily a result of the increase in short-term interest rates. Higher short-term interest rates create a greater variety of possible outcomes for the simulated scenarios. This variety indicates an increase in market risk, resulting in a higher market risk component of RBC.

Operations Risk Capital.  The Bank’s operations risk capital requirement as prescribed by Finance Agency regulation is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at December 31, 2017.

	December 31,	December 31,
(dollars in millions)	2017	2016
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,986.5	$4,050.4
Regulatory capital	4,821.7	4,746.8
Total assets	99,663.0	101,260.0
Regulatory capital ratio (regulatory capital as a percentage of total assets)	4.8%	4.7%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,983.2	$5,063.0
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	7,232.5	7,120.3
Leverage ratio (leverage capital as a percentage of total assets)	7.3%	7.0%

The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2017		December 31, 2016
Commercial banks	155	$3,259.3	162	$3,275.0
Savings institutions	60	207.1	64	293.7
Insurance companies	28	130.0	23	134.7
Credit unions	53	62.0	53	51.5
CDFIs	2	0.3	2	0.5
Total member institutions / total GAAP capital stock	298	$3,658.7	304	$3,755.4
Mandatorily redeemable capital stock		5.1		5.2
Total capital stock		$3,663.8		$3,760.6

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

Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing technique or are based on pricing models that use discounted cash flows. At times, dealer prices on similar instruments are used to determine fair value. Pricing models are based on the best estimates of management with respect to:

•	interest rate projections;

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

These assumptions may have a significant effect on the reported fair values of assets and liabilities and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. With respect to those fair values that are based on pricing models, the Bank regularly validates the models used to generate the fair values and regulatory benchmarks to counterparties or third-party vendors.

The Bank’s methodology for estimating MBS fair values was developed by the FHLBanks’ MBS Pricing Governance Committee to achieve consistency across the FHLBank System. The methodology requires that the Bank request prices for all MBS from multiple third-party vendors and calculate a median price. All prices received from the vendors that fall within certain tolerance thresholds to the median price are deemed to be in a cluster and are averaged to calculate the default price of each MBS. Prices received that are outside of the cluster are evaluated to determine if any of those or a different price, is the best fair value estimate of the MBS. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In using this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

The pricing vendors use various proprietary models to price MBS. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank had a minimal number of price exceptions that required a challenge, and such challenges had an insignificant impact on fair value, as the Bank used the average cluster prices in almost all instances. The Bank conducted reviews of the pricing vendors to understand the vendors’ pricing processes, methodologies and control procedures. To the extent available, the Bank also reviewed the vendors’ independent auditors’ reports regarding the internal controls over their valuation processes, and no information obtained caused the Bank to modify its process or invalidate its results.

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

The Bank is subject to credit risk in derivative transactions due to potential nonperformance by the derivative counterparties. For cleared derivatives, the centralized Clearing Houses are the Bank’s counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties. Centralized clearing houses require the Bank to post initial margin as collateral based on anticipated exposure to future changes in the value of a swap. Centralized clearing houses require the Bank to make daily variation margin payments as settlement of the exposure arising from changes in the market value of the position. The amount of required margin puts the Bank and other counterparties in an over-collateralized position to limit systemic risk. For uncleared or “bilateral” trades, the Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements. For example, the Bank requires counterparties to enter into a Credit Support Annex (CSA) that specifies when collateral must be posted against exposure over an unsecured threshold amount. The CSAs also govern netting and security rights of the parties concerning pledged collateral and requires that collateral (cash and securities) be pledged and delivered at specified levels based on individual credit ratings as reported by the credit rating agencies. The CSAs predominantly allow re-hypothecation of collateral. In certain instances, the Bank utilizes a third party custodian to hold the collateral. Due to the credit risk mitigation provided by the derivative counterparty agreements, the Bank has determined that the impact of credit risk on the fair value of its derivatives is insignificant and no adjustments are necessary.

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

The modeling assumptions are developed through the FHLBanks’ OTTI Governance Committee, which is responsible for reviewing and approving the key assumptions. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI, potentially including a cash flow test. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results among the FHLBanks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the impacted FHLBanks will consult on the financial results.

During each quarter of 2017, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

Regardless of whether an OTTI is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the noncredit portion is recognized in AOCI, the estimation of fair values has a significant impact on the amount(s) of impairment that is recorded.

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

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed under a more stressful housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of December 31, 2017. The more stressful scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

Advances and Related Allowance for Credit Losses. Since its establishment in 1932, the Bank has never experienced a credit loss on advances. Further, management does not anticipate credit losses on advances currently. The Bank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept as collateral only high quality investment securities, residential mortgage loans, deposits in the Bank, and ORERC and CFI assets. The Bank continues to have rights to mortgage loans and/or securities as collateral on a member-by-member basis with an estimated net realizable value in excess of the outstanding advances of each individual borrower. Accordingly, there is no allowance for credit losses for advances.

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

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2017 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance, community lending and liquidity mission are likely to continue to be impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Proposed Rule on Capital Requirements. On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the Finance Board regulations pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change, but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit and derivative exposure. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, and would change the way that the capital charge and risk limits are calculated for uncleared derivatives, in both cases to align with the Dodd-Frank Act’s clearing mandate and derivatives reforms. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address at a later date the methodology for residential mortgage assets. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements and address these liquidity requirements in a new regulatory directive.

The Bank submitted a joint comment letter with the other FHLBanks on August 31, 2017. The Bank continues to evaluate the proposed capital rule but does not expect this rule, if adopted as proposed, to materially affect its financial condition or results of operations. The Finance Agency also announced that it would issue new minimum regulatory liquidity requirements for the FHLBanks in a separate rulemaking or guidance. To the extent that new regulations or guidance increase the Bank’s liquidity requirements in the future, the Bank’s business activities and operations could be adversely affected.

FRB, FDIC and OCC Final Rules on Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On September 12, 2017, the FRB published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIB) regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as repos) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017 and on November 29, 2017, the FDIC and OCC respectively adopted final rules that are both substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC- and OCC-supervised institutions.

Although the Bank is not a covered entity under these rules, as a counterparty to covered entities under QFCs, the Bank may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- and OCC-supervised institutions.  These rules may impact the Bank’s ability to terminate business relationships with covered entities and could adversely impact the amount recovered in the event of the bankruptcy or receivership of a covered entity. However, the Bank does not expect these final rules to materially affect its financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (“Swap Margin Rules”) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final QFC rules. It also clarifies that a legacy swap will not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules.

Comments on the proposed rule are due by April 23, 2018. The Bank continues to evaluate the proposed rule, but does not expect this rule, if adopted substantially as proposed, to materially affect its financial condition or results of operations.

Information Security Management Advisory Bulletin. On September 28, 2017, the Finance Agency issued Advisory Bulletin 2017-02, which supersedes previous guidance on an FHLBank’s information security program. The advisory bulletin describes three main components of an information security program and reflects the expectation that each FHLBank will use a risk-based approach to implement its information security program. The advisory bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing. The Bank does not expect this advisory bulletin to materially affect its financial condition or results of operations but anticipates that it may result in increased costs relating to enhancements in the Bank’s information security program.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user applications, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends including those described in Item 1A. Risk Factors in this Form 10-K.

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

As noted above, the Board and its Operational Risk Committee have oversight of the Bank’s cyber-security program. On an ongoing basis, the Board receives updates on the program’s maturity, independent third party assessments periodically performed, emerging threats and notable cyber events.  Additionally, the Bank performs an advanced penetration test that is composed of blended attacks against the Bank, emulating an advanced, real-world adversary, targeting the organization in a persistent manner. The results of these attacks along with management’s response are shared with the Board.

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

The MV/CS ratio was 136.3% at December 31, 2017 and 128.9% at December 31, 2016. The increase in the ratio was primarily the result of the increase in retained earnings in 2017.

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

Results of the Finance Agency Stress Tests Severely Adverse Scenario. The Finance Agency requires the FHLBanks to conduct annual stress testing to determine whether the FHLBanks have the capital necessary to absorb losses under adverse economic conditions. The FHLBanks must also consider the results when making changes to capital structure; when assessing exposures, concentrations, and risk positions; and in improving overall risk management. The Finance Agency provides the inputs and key assumptions, and the results should not be viewed as a forecast of expected likely outcomes of future results. Results were projected over a nine-quarter period from the first quarter of 2017 to the first quarter of 2019, starting with December 31, 2016 balances.

In addition, the FHLBanks are required to disclose the results of the severely adverse stress test scenario. The Bank disclosed on its website the results of the severely adverse stress test scenario on November 16, 2017. The Bank's severely adverse stress test scenario results demonstrated capital adequacy as projected regulatory capital and leverage capital ratios exceeded regulatory requirements. The Bank regularly uses stress tests including those required by the Dodd-Frank Act in capital planning to measure the exposure to material risks and to evaluate the adequacy of capital resources available to absorb potential losses arising from those risks.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by third-party specialists or the Bank’s model risk management department, which are separate from the model owner. The model validations are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group that is separate from the model owner. Results of the validation process, as well as any changes in valuation methodologies and the benchmarking analysis, are reported to the Bank’s ALCO, which is responsible for reviewing and approving the approaches used in the valuation of such risks to ensure that they are well controlled and effective and result in reasonable fair values.

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

The following table presents the Bank's duration of equity exposure at December 31, 2017 and December 31, 2016. Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented. A low level of interest rates and model restrictions can also prevent rates from being shocked in a parallel manner and distort the Base Case duration of equity measure. The Bank had previously incorporated smaller interest rate shocks when determining Base Case duration of equity to mitigate this effect. Given the recent increase in short-term interest rates, the Bank reverted back to using larger interest rate shocks on the base case scenario in the first quarter of 2017. This methodology change had a minimal impact on the measured Base Case duration of equity. During the second quarter of 2017, the Bank changed the asset/liability management model used to determine duration of equity. This change had an immaterial impact on the duration of equity results.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2017	0.0	0.2	0.6
December 31, 2016	0.2	0.4	0.8

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

The ROE spread volatility presented in the table below reflects spreads relative to 3-month LIBOR. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced a down 200 basis points parallel rate scenario with a down 100 basis point longer term rate shock as an additional non-parallel rate scenario that reflects a decline in longer term rates. Due to the recent increase in short-term interest rates, the Bank re-introduced a down parallel rate scenario (i.e., down 50 basis points) during the first quarter of 2017. During the fourth quarter of 2017, the Bank changed the asset/liability management model used to determine ROE spread volatility. This change had an immaterial impact on the ROE spread volatility results at year end.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 50 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2017	(13)	(7)	(8)	2	(10)
December 31, 2016	7	(27)	(63)	54	62

The changes in ROE spread volatility from December 31, 2016 were mainly the result of balance sheet management actions (e.g. funding and hedging decisions). These actions affected ROE spread volatility differently in each scenario, as displayed in the table above. For each scenario the Board’s limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2017 and December 31, 2016.

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

During the first eleven months of 2017, the daily limit of mark-to-market risk as approved by the Board was $4.0 million. In December 2017, the limit was increased to $4.5 million. The daily exposure was within the applicable guideline throughout 2017. At December 31, 2017, mark-to-market risk measured $2.3 million.

Derivatives and Hedging Activities. Members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate derivatives. The Bank’s general practice is to simultaneously execute interest rate swaps or other derivative transactions when extending term and option-embedded advances and/or issuing liabilities to convert the instruments’ cash flows to a floating-rate that is indexed to LIBOR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members’ capital investment.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2017 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$12.0
		Economic	1.2
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	0.2
Subtotal - advances			$13.4

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$1.3
		Economic	0.9
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.5
Subtotal - investments			$3.7

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.4

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$13.2
		Economic	1.9
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	3.1
		Economic	0.6
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	0.2
		Economic	0.2
Basis swap	Fixed-rate or floating-rate non-callable bond previously converted to a floating-rate index, converted to another floating rate to reduce interest-rate sensitivity and repricing gaps.	Economic	1.0
Subtotal - consolidated obligation bonds			$20.2

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$2.1

Statement of Condition
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$5.0

Stand-Alone Derivatives
Mortgage delivery commitments	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	N/A	$—

Total notional amount			$44.8
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At December 31, 2017, aggregate TCE was $94.4 billion, comprised of approximately $74.4 billion in advance principal outstanding, $19.7 billion in letters of credit (including forward commitments), $42.0 million in advance commitments and $307.8 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At December 31, 2017 and 2016, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an ICR system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A rating in one of the higher number (i.e., worse) categories indicates that a member exhibits well defined financial weaknesses as described in the Bank’s policy. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. Insurance company members are rated on the same credit scale as depository institutions, but the analysis includes both quantitative and qualitative factors. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During 2017, there were eight failures of FDIC-insured institutions nationwide. None of these institutions were a member of the Bank.

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

The following table presents the Bank’s top five members with respect to their TCE at December 31, 2017.

	December 31, 2017
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$24,284.9	25.7%
Ally Bank, UT (2)	17,731.1	18.8
Chase Bank USA, National Association, DE	14,214.3	15.1
TD Bank, National Association, DE	9,583.1	10.1
Customers Bank, PA	3,398.5	3.6
	69,211.9	73.3
Other financial institutions	25,208.1	26.7
Total TCE outstanding	$94,420.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2017.

	December 31, 2017
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$21,035.0	28.3%
Ally Bank, UT (2)	17,700.0	23.8
Chase Bank USA, National Association, DE	14,200.0	19.1
First National Bank of Pennsylvania, PA	2,595.0	3.5
Santander Bank, National Association, DE (3)	1,950.0	2.6
	57,480.0	77.3
Other borrowers	16,903.9	22.7
Total advances	$74,383.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.

The average 2017 balances for the five largest borrowers totaled $55.1 billion, or 76% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of December 31, 2017 and December 31, 2016. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	December 31, 2017	December 31, 2016
Letters of credit:
Public unit deposit	$18,948.8	$19,715.0
Other	17.1	21.8
Total (1)	$18,965.9	$19,736.8
Notes:
(1) For December 31, 2017 and December 31, 2016 respectively, excludes approved requests to issue future standby letters of credit of $44.1 million and $467.0 million; also excludes available master standby letters of credit of $676.3 million and $635.9 million at December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.2 billion or 64.2% of the total amount. At December 31, 2016, $12.5 billion or 63.5% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. The Board approved several Collateral Policy updates during 2017. All Collateral Policy revisions are reflected in the Bank's Member Products Policy. The Collateral Policy changes approved and implemented during 2017 include:

•
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

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-70% depending on pledging and delivery status. At December 31, 2017, less than 12% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2017, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.8 billion, or 5.1% of total par value of loans outstanding. Eligible expanded collateral represented 7.8% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

Collateral Type	Standard Weighting (1)	Range of Effective Lending Values Applied to Collateral (2)	Combined Weighted Average Effective Lending Value

Blanket Lien (4) (5)
Single family mortgage loans (3)	80%	60-85%	77%
Multi-family mortgage loans	75%	65-85%	75%
Home equity loans/lines of credit	60%	60-85%	60%
CFI collateral	60%	50-70%	66%
Commercial real estate loans	70%	55-80%	70%
Other loan collateral (farmland)	70%	N/A	N/A

Delivered (5)
FHLBank deposits	100%	100%	100%
U.S. government /U.S. Treasury/U.S.Agency securities and notes, REFCORP bonds	97%	97%	97%
U.S. Treasury Strips (interest-only and principal-only)	90%	N/A	N/A
State and local government securities (municipal) (rated A/AA/AAA)	88/90/92%	88-92%	90%
U.S. Agency MBS and CMOs	95%	95%	95%
Private label MBS and CMOs (rated A/AA/AAA)	70/75/85%	70-85%	84%
Commercial MBS (rated A/AA/AAA)	70/75/85%	70-85%	82%
Single-family mortgage loans (3)	70%	50-85%	84%
Multi-family mortgage loans	65%	65-85%	85%
Home equity loans/lines of credit	50%	50-85%	79%
CFI collateral	50%	50-60%	60%
Commercial real estate loans	60%	60-80%	80%
Other loan collateral (farmland)	60%	N/A	N/A
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
(4) Includes QCR filer, full collateral delivery policy reasons and market valuation.
(5) Includes specific pledge loans and specific pledge delivered securities.

For all of the Bank’s members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2017 and December 31, 2016. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All members	December 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$107,527.6	46.0%	$96,323.8	44.4%
High quality investment securities	12,512.0	5.4	11,279.0	5.2
ORERC/CFI eligible collateral	94,033.0	40.2	90,177.3	41.6
Multi-family residential mortgage loans	19,626.8	8.4	19,187.1	8.8
Total eligible collateral value	$233,699.4	100.0%	$216,967.2	100.0%
Total TCE	94,420.0		$98,104.8
Collateralization ratio (eligible collateral value to TCE outstanding)	247.5%		221.2%

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2017 and December 31, 2016.

	December 31, 2017
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$78,657.2	39.2%	$24,665.6	93.7%	$4.7	0.7%	$103,327.5	45.4%
High quality investment securities	10,080.7	5.0	1,651.1	6.3	684.9	95.7	12,416.7	5.5
ORERC/ CFI eligible collateral	92,192.4	46.1	—	—	24.8	3.5	92,217.2	40.5
Multi-family residential mortgage loans	19,507.9	9.7	—	—	0.8	0.1	19,508.7	8.6
Total eligible collateral value	$200,438.2	100.0%	$26,316.7	100.0%	$715.2	100.0%	$227,470.1	100.0%
Total TCE	$76,914.8	81.5%	$17,132.0	18.1%	$373.2	0.4%	$94,420.0	100.0%
Number of members	200	89.2%	10	4.5%	14	6.3%	224	100.0%

	December 31, 2016
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$70,375.2	37.8%	$22,188.8	92.3%	$6.5	0.7%	$92,570.5	43.8%
High quality investment securities	8,550.9	4.6	1,787.5	7.4	909.4	97.6	11,247.8	5.3
ORERC/ CFI eligible collateral	88,362.1	47.4	82.1	0.3	15.7	1.7	88,459.9	41.9
Multi-family residential mortgage loans	19,086.3	10.2	6.7	—	—	—	19,093.0	9.0
Total eligible collateral value	$186,374.5	100.0%	$24,065.1	100.0%	$931.6	100.0%	$211,371.2	100.0%
Total TCE	$74,861.8	76.3%	$22,841.3	23.3%	$401.7	0.4%	$98,104.8	100.0%
Number of members	200	90.9%	13	5.9%	7	3.2%	220	100.0%

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of December 31, 2017 and December 31, 2016, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.6 billion and $1.8 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2017 and December 31, 2016 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2017(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$275.0	$—	$—	$—	$275.0
Securities purchased under agreements to resell	—	—	—	—	500.0	—	500.0
Federal funds sold	—	2,650.0	3,000.0	—	—	—	5,650.0
Total money market investments	—	2,650.0	3,275.0	—	500.0	—	6,425.0
Investment securities:
Certificates of deposit	—	50.0	125.0	—	—	—	175.0
GSE and TVA obligations	—	3,210.4	—	—	—	—	3,210.4
State or local agency obligations	27.2	364.6	—	—	—	—	391.8
Other (2)	—	—	—	—	—	11.7	11.7
Total non-MBS	27.2	3,625.0	125.0	—	—	11.7	3,788.9
U.S. obligations single family MBS	—	603.7	—	—	—	—	603.7
GSE single-family MBS	—	2,822.4	—	—	—	—	2,822.4
GSE multifamily MBS	—	3,308.6	—	—	—	—	3,308.6
Private label residential MBS	—	5.2	18.4	106.1	547.1	126.4	803.2
Total MBS	—	6,739.9	18.4	106.1	547.1	126.4	7,537.9
Total investments	$27.2	$13,014.9	$3,418.4	$106.1	$1,047.1	$138.1	$17,751.8

	December 31, 2016 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Securities purchased under agreements to resell	$2,000.0	$—	$—	$—	$—	$—	$2,000.0
Federal funds sold	—	950.0	2,272.0	—	—	—	3,222.0
Total money market investments	2,000.0	950.0	2,272.0	—	—	—	5,222.0
Investment securities:
Certificates of deposit	—	—	400.0	—	—	—	400.0
GSE and TVA obligations	—	3,571.3	—	—	—	—	3,571.3
State or local agency obligations	28.4	339.9	—	—	—	—	368.3
Other (2)	—	—	—	—	—	9.1	9.1
Total non-MBS	28.4	3,911.2	400.0	—	—	9.1	4,348.7
U.S. obligations single family MBS	—	799.9	—	—	—	—	799.9
GSE single-family MBS	—	3,425.3	—	—	—	—	3,425.3
GSE multifamily MBS	—	2,356.1	—	—	—	—	2,356.1
Private label residential MBS	—	18.9	17.3	159.5	871.8	1.9	1,069.4
Total MBS	—	6,600.2	17.3	159.5	871.8	1.9	7,650.7
Total investments	$2,028.4	$11,461.4	$2,689.3	$159.5	$871.8	$11.0	$17,221.4
Notes:
(1) Balances exclude total accrued interest of $29.7 million and $28.1 million at December 31, 2017 and December 31, 2016, respectively.
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

Short-term Investments. The Bank maintains a short-term investment portfolio to provide funds to meet the credit needs of its members and to maintain liquidity. The FHLBank Act and Finance Agency regulations set liquidity requirements for the FHLBanks. In addition, the Bank maintains a contingency liquidity plan in the event of operational disruptions at the Bank and the OF. See the Liquidity and Funding Risk section of this Item 7. for a discussion of the Bank’s liquidity management.

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

As of December 31, 2017, the Bank had unsecured exposure to 12 counterparties totaling $6.1 billion with seven counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2017 and December 31, 2016. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2017	December 31, 2016
Interest-bearing deposits	$275.0	$—
Certificates of deposit	175.0	400.0
Federal funds sold	5,650.0	3,222.0
Total	$6,100.0	$3,622.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2017, 73.4% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2017, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2017 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$950.0	$675.0	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	50.0	1,375.0	1,425.0
France	—	50.0	50.0
Netherlands	—	650.0	650.0
Norway	—	650.0	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	1,750.0	2,725.0	4,475.0
Total unsecured investment credit exposure	$2,700.0	$3,400.0	$6,100.0

(in millions)
December 31, 2016 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$550.0	$550.0
U.S. subsidiaries of foreign commercial banks	—	72.0	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	—	622.0	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	—	850.0	850.0
Finland	950.0	—	950.0
France	—	300.0	300.0
Netherlands	—	700.0	700.0
Norway	—	200.0	200.0
Total U.S. branches and agency offices of foreign commercial banks	950.0	2,050.0	3,000.0
Total unsecured investment credit exposure	$950.0	$2,672.0	$3,622.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after December 31 of the respective years.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at either December 31, 2017 or December 31, 2016.

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

(in millions)
December 31, 2017
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$1,625.0	$—	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	1,300.0	125.0	1,425.0
France	—	50.0	50.0
Netherlands	650.0	—	650.0
Norway	650.0	—	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	4,300.0	175.0	4,475.0
Total unsecured investment credit exposure	$5,925.0	$175.0	$6,100.0

(in millions)
December 31, 2016
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$550.0	$—	$550.0
U.S. subsidiaries of foreign commercial banks	72.0	—	72.0
Total domestic and U.S. subsidiaries of foreign commercial banks	622.0	—	622.0
U.S. branches and agency offices of foreign commercial banks:
Canada	700.0	150.0	850.0
Finland	950.0	—	950.0
France	50.0	250.0	300.0
Netherlands	700.0	—	700.0
Norway	200.0	—	200.0
Total U.S. branches and agency offices of foreign commercial banks	2,600.0	400.0	3,000.0
Total unsecured investment credit exposure	$3,222.0	$400.0	$3,622.0

U.S. Treasury Bills, Agency Securities, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $3.6 billion and $3.9 billion at December 31, 2017 and December 31, 2016, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio was $6.7 billion at December 31, 2017 and $6.6 billion December 31, 2016.

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

The carrying value of the Bank’s private label MBS portfolio at December 31, 2017 was $803.2 million which was a decrease of $266.2 million from December 31, 2016. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at December 31, 2017 was $72.9 million compared to $67.4 million at December 31, 2016. The weighted average prices on OTTI securities were 89.5 and 87.2 at December 31, 2017 and December 31, 2016, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2017, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in this Item 7.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2017.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$5.1	$—	$—	$5.1
A	—	18.4	—	18.4
BBB	98.2	5.4	3.2	106.8
Below investment grade:
BB	77.9	30.0	—	107.9
B	41.5	4.2	—	45.7
CCC	63.5	76.9	—	140.4
CC	—	34.2	—	34.2
C	0.7	—	—	0.7
D	154.5	102.5	—	257.0
Unrated	25.3	124.1	—	149.4
Total	$466.7	$395.7	$3.2	$865.6
Amortized cost	$410.6	$316.6	$3.2	$730.4
Gross unrealized losses (1)	(0.1)	(0.2)	(0.1)	(0.4)
Fair value	452.1	352.8	3.0	807.9
OTTI (2):
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	(0.1)	(0.9)	—	(1.0)
Net OTTI losses, credit portion	$(0.1)	$(0.9)	$—	$(1.0)
Weighted average fair value/par	96.9%	89.2%	93.8%	93.3%
Original weighted average credit support	6.8	10.3	12.5	8.4
Weighted-average credit support - current	8.1	3.7	51.1	6.2
Weighted avg. collateral delinquency(3)	10.6	16.1	17.4	13.1
Notes:
(1) Represents total gross unrealized losses including non-credit-related OTTI recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position were both $30.5 million at December 31, 2017.
(2) For the year ended December 31, 2017.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $1.0 million, $0.2 million and $1.8 million of credit-related OTTI charges in earnings during 2017, 2016 and 2015, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its fourth quarter 2017 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Category at origination	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.9	6.3	23.5	7.1
Alt-A	13.8	19.9	36.8	3.7
Subprime	4.2	27.4	55.1	51.1
Total Private Label Residential MBS	13.8	12.8	30.0	5.6

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date OTTI as follows:

(dollars in millions)	December 31, 2017	December 31, 2016
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	38	40
Total OTTI credit loss recorded life-to-date	$457.0	$456.1
Principal write-downs on private label MBS	(154.6)	(142.6)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(7.1)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$178.8	$192.6

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $26.6 million, $25.3 million and $27.4 million for 2017, 2016 and 2015, respectively, and $138.8 million life-to-date. The interest income was recognized on 36, 39 and 37 private label MBS during 2017, 2016 and 2015, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during 2017 or 2016, and three transfers during 2015.

Management will continue to evaluate all impaired securities, including those on which OTTI has been recorded. Material credit losses have occurred on private label MBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral, payments received on the securities themselves, as well as the Bank’s future modeling assumptions. Those securities for which the Bank is recognizing recovery of OTTI may be more likely to incur a credit loss due to the nature of the accounting. The Bank cannot estimate the future amount of any additional credit losses. The FASB issued guidance which will amend the accounting for credit losses beginning January 1, 2020. See Note 2 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing-price forecast by five percentage points, and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at December 31, 2017. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

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

The Bank had net mortgage loans held for portfolio of $3.9 billion and $3.4 billion at December 31, 2017 and December 31, 2016, respectively, after an allowance for credit losses of $6.0 million and $6.2 million, respectively. The tables and graphs below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO® and LTV ratio range graphs is based on original FICO® scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2017 and 2016. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2017 and 2016.

(dollars in millions)	December 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF Original	$2,015.6	52.5	$2,035.7	61.4
MPF Plus	440.7	11.5	577.3	17.4
MPF 35	1,175.0	30.6	475.8	14.4
Total conventional loans	$3,631.3	94.6	$3,088.8	93.2
Government-insured loans:
MPF Government	207.3	5.4	224.3	6.8
Total par value	$3,838.6	100.0	$3,313.1	100.0

(dollars in millions)	2017	2016	2015
Mortgage loans interest income	$132.6	$117.4	$120.5
Average mortgage loans portfolio balance	$3,598.0	$3,186.3	$3,079.3
Average yield	3.69%	3.68%	3.91%
Weighted average coupon (WAC)	4.35%	4.54%	4.76%
Weighted average estimated life (WAL)	7.0 years	5.6 years	5.2 years

Underwriting Standards. Purchased mortgage loans must meet certain underwriting standards established in the MPF Program guidelines. Key standards and/or eligibility guidelines include the following loan criteria:

•	Conforming loan size, established annually; may not exceed the loan limits set by the Finance Agency;

•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;

•	Secured by first lien mortgages on owner-occupied residential properties and second homes;

•	Generally, 95% maximum LTV; all LTV ratio criteria generally are based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80% require PMI coverage; and

•	Unseasoned or current production with up to 24 payments made by the borrowers.

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2017 and 2016, the total funded amount of conventional and government repurchased mortgage loans was $16.4 million, or 1.7%, and $13.6 million, or 1.7%, respectively, of total funded loans.

Layers of Loss Protection. The Bank is required to put a CE structure in place at purchase that assures that the Bank’s exposure to credit risk on mortgage loans is no greater than that of a mortgage asset rated at least AA. The Bank has revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a CE obligation or Supplemental Mortgage Insurance (SMI). Each MPF product structure has various layers of loss protection as presented below.

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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2017, 2016, and 2015, CE fees were $3.7 million, $3.1 million and $3.0 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

MPF Original. Under MPF Original, the FLA is zero on the day the first loan is purchased and increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by PMI, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its CE obligation for each pool of loans. The PFI is paid a fixed CE fee for providing this CE obligation. Loan losses in excess of both the FLA and the CE amount are recorded as losses by the Bank.

MPF Plus. Under MPF Plus, the first layer of losses (following any PMI coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional CE in the form of a SMI policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and SMI are paid by the PFI, up to the amount of the PFI’s CE obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the SMI policy amount, and the PFI’s CE obligation are recorded by the Bank based on the Bank’s participation interest. Losses incurred by the Bank up to its exposure under the FLA may be able to be recaptured through the recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE amounts are recorded as losses by the Bank. The MPF Plus product is currently not being offered by the Bank.

MPF 35. Under MPF 35, the FLA is equal to a specified percentage of the amount of loans funded in the Master Commitment. Loan losses not covered by PMI, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its CE obligation. The PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Losses incurred by the Bank up to its exposure under the FLA may be recaptured through recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE amounts are recorded as losses by the Bank.

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF Original	MPF Plus	MPF 35	Total
December 31, 2017	$5.0	$16.9	$4.4	$26.3
December 31, 2016	4.4	17.9	1.7	24.0
December 31, 2015	3.7	18.8	0.2	22.7

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2017, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2017, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2017 was $6.4 million and $2.6 million, respectively. As of December 31, 2016 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $8.7 million and $3.5 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. At December 31, 2017, the allowance for credit losses on BOB loans was $1.9 million, a decrease of $0.3 million from December 31, 2016.

Derivative Counterparties. To manage interest risk, the Bank enters into derivative contracts. Derivative transactions may be either executed with a counterparty (referred to as uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) or a Swap Execution Facility with a Derivatives Clearing Organization (referred to as cleared derivatives). For uncleared derivatives, the Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

The Bank uses CME Clearing as the Clearing House for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin is considered cash collateral. A discussion of the update to the Bank's accounting policy is in the Critical Accounting Policies and Estimates section of this Item 7.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2017.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2017.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2017 and December 31, 2016.

(in millions)	December 31, 2017
Credit Rating (1)	Notional Amount	Net Present Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparties and Variation Margin for Daily Settled Contracts (2)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$234.0	$0.3	$—	$0.3
Liability positions with credit exposure:
Uncleared derivatives
A	3,861.9	(7.7)	8.0	0.3
Cleared derivatives (3)	33,528.4	(0.7)	80.8	80.1
Total derivative positions with credit exposure to non-member counterparties	37,624.3	(8.1)	88.8	80.7
Member institutions (4)	25.5	—	—	—
Total	$37,649.8	$(8.1)	$88.8	$80.7
Derivative positions without credit exposure	7,134.2
Total notional	$44,784.0

(in millions)	December 31, 2016
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$18.0	$—	$—	$—
A	269.3	0.3	—	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,601.4	(17.2)	19.8	2.6
BBB	1,605.7	(15.7)	15.8	0.1
Cleared derivatives (3)	32,772.9	(50.1)	129.0	78.9
Total derivative positions with credit exposure to non-member counterparties	37,267.3	(82.7)	164.6	81.9
Member institutions (4)	15.4	—	—	—
Total	$37,282.7	$(82.7)	$164.6	$81.9
Derivative positions without credit exposure	2,491.4
Total notional	$39,774.1
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2017. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Includes accumulated variation margin payments paid to CME for daily settled contracts; however, this amount was zero at December 31, 2017.
(3) Represents derivative transactions cleared through Clearing Houses.
(4) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of December 31, 2017 and December 31, 2016.

Notional Greater Than 10%	December 31, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Barclays Bank	A	$3,416.9	30.4	(1)	(1)	(1)
Citibank, NA	A	2,510.0	22.3	(1)	(1)	(1)
Morgan Stanley Capital	BBB	1,288.8	11.5	BBB	$1,605.7	22.9
Bank of America, NA	(1)	(1)	(1)	A	1,130.6	16.2
Deutsche Bank AG	(1)	(1)	(1)	BBB	784.5	11.2
All others	n/a	4,039.9	35.8	n/a	3,480.4	49.7
Total		$11,255.6	100.0		$7,001.2	100.0

Net Credit Exposure Greater Than 10%	December 31, 2017			December 31, 2016
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
BNP Paribas	A	$0.3	50.4	(2)	(2)	(2)
Barclays Bank	A	0.2	31.6	(3)	(3)	(3)
Societe Generale	A	0.1	18.0	(3)	(3)	(3)
Credit Suisse	(3)	(3)	(3)	A	$1.4	45.9
Bank of America, NA	(3)	(3)	(3)	A	0.9	29.7
All others	n/a	—	—	n/a	0.7	24.4
Total		$0.6	100.0		$3.0	100.0
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

(in millions)	December 31, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$8.7	$8.7	$8.1	$11.3	$11.3	$12.3
France	6.7	6.7	6.7	10.1	10.1	6.8
United Kingdom	1.1	1.1	1.3	3.5	—	—
Germany	4.1	0.7	0.6	3.8	—	—
Total	$20.6	$17.2	$16.7	$28.7	$21.4	$19.1
Note: The average maturity of these derivative contracts is July 2022 at December 31, 2017 and November 2021 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	December 31, 2017			December 31, 2016
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$0.2	$—	$—	$—	$—	$—
Germany	—	—	—	0.1	—	—
Switzerland	—	—	—	0.3	—	—
Total	$0.2	$—	$—	$0.4	$—	$—
Note: The average maturity of these derivative contracts is August 2020 at December 31, 2017 and October 2019 at December 31, 2016, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies which enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. In addition, the Bank is required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by its management and board of directors. The Bank’s liquidity resources are designed to support these strategies and requirements through a focus on maintaining a liquidity and funding balance between its financial assets and financial liabilities.

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

Sources of Liquidity. The Bank’s primary sources of liquidity are proceeds from the issuance of consolidated obligations and a liquidity investment portfolio, as well as proceeds from the issuance of capital stock.

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Investor demand for FHLBank debt remains strong as money market reform continues to provide strong demand for discount and floating rate notes. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2017. These ratings measure the likelihood of timely payment of principal and interest.

Investments. The Bank’s liquidity investment portfolio, including cash, also represents a key source of liquidity. This includes Federal funds sold, securities purchased under agreements to resell, and certificates of deposit. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity.

Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations. During 2017, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. For instance, during the financial crisis of 2008, when credit markets experienced their most severe constrictions in 70 years, the FHLBanks’ access to short-term funding was readily available.

Refinancing Risk. There are inherent risks in utilizing short-term funding to support longer-dated assets and the Bank may be exposed to refinancing and investor concentration risks (collectively, refinancing risk). Refinancing risk includes the risk the Bank could have with difficulty in rolling over short-term obligations when market conditions change. In managing and monitoring the amounts of financial assets that require refinancing, the Bank considers their contractual maturities, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments, embedded call optionality, and scheduled amortizations). The Bank and the OF jointly monitor the combined refinancing risk of the FHLBank system. In managing and monitoring the amounts of assets that require refunding, the Bank may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

Interest Rate Risk. The Bank may use a portion of the short-term consolidated obligations issued to fund both short- and long-term LIBOR-indexed assets. However, funding longer-term LIBOR-indexed assets with shorter-term liabilities generally does not expose the Bank to interest rate risk because the rates on the LIBOR-indexed assets reset similar to the liabilities. The Bank measures and monitors interest rate-risk with commonly used methods and metrics, which include the calculations of market value of equity, duration of equity, and duration gap.

Asset/Liability Maturity Profile. The Bank is focused on maintaining adequate liquidity and funding balances with its financial assets and financial liabilities, and the FHLBanks work collectively to manage system-wide liquidity and funding needs. The FHLBanks jointly monitor the combined risks, primarily by tracking the maturities of financial assets and financial liabilities. The Bank also monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices. External factors including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities.

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. The Finance Agency requires the Bank to:

•	maintain contingency liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access consolidated obligations in the debt markets;

•
have available at all times an amount greater than or equal to its members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury;

•	maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of its participation in total consolidated obligations outstanding; and

•	maintain, through short-term investments, an amount at least equal to its anticipated cash outflows under these two hypothetical scenarios.
•
One scenario assumes that the Bank cannot access the capital markets for 15 days, and during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and during that period an FHLBank will automatically renew maturing and called advances for all members except very large members, provided that the member is well-rated by its primary Federal regulator or its state regulator equivalent for insurance companies and is well-rated by the Bank's internal credit rating system. The Bank was in compliance with these requirements at December 31, 2017.

Contingency Liquidity. If a market or operational disruption occurred that prevented the issuance of new consolidated obligations or discount notes, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing advances to mature without renewal. The Bank’s GSE status and the FHLBank System consolidated obligation credit rating, which reflects the fact that all 11 FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2017 and December 31, 2016, excess contingency liquidity was approximately $25.6 billion and $27.6 billion, respectively.

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

In addition, by law, the Secretary of the Treasury may acquire up to $4 billion of consolidated obligations of the FHLBanks. This authority may be exercised only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed shall be repaid by the FHLBanks at the earliest practicable date.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. As of December 31, 2017 and December 31, 2016, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $5.8 billion and $5.4 billion, respectively. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 9.1% and 9.7% of total FHLBank System consolidated obligations at December 31, 2017 and December 31, 2016, respectively.

	December 31, 2017			December 31, 2016
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$87,601.7	$50,216.9	$137,818.6	$88,616.4	$41,333.8	$129,950.2
Boston	28,325.2	27,752.9	56,078.1	27,132.0	30,070.1	57,202.1
Chicago	37,346.6	41,234.6	78,581.2	37,134.1	35,969.3	73,103.4
Cincinnati	54,157.3	46,258.6	100,415.9	53,172.8	44,710.5	97,883.3
Dallas	31,530.2	32,574.0	64,104.2	27,132.8	26,964.3	54,097.1
Des Moines	99,183.5	36,740.5	135,924.0	90,052.6	81,018.9	171,071.5
Indianapolis	37,982.6	20,394.2	58,376.8	33,508.1	16,819.7	50,327.8
New York	98,851.2	49,685.3	148,536.5	84,327.5	49,392.4	133,719.9
Pittsburgh	57,617.2	36,253.2	93,870.4	67,195.7	28,529.6	95,725.3
San Francisco	85,107.6	30,493.8	115,601.4	50,220.4	33,528.8	83,749.2
Topeka	24,507.5	20,445.2	44,952.7	20,696.4	21,784.9	42,481.3
Total FHLBank System	$642,210.6	$392,049.2	$1,034,259.8	$579,188.8	$410,122.3	$989,311.1

Operational and Business Risks

Operational Risk. Operational Risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including activities associated with affordable housing programs or goals. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor and people risk. The Bank has established operational risk policies and procedures to manage each of the specific operational risks, The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, regularly monitors compliance with established policies and procedures. Management monitors the effectiveness of the internal control environment on an ongoing basis and takes action as appropriate to enhance the environment. Some operational risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks. Governance over the management of operational risks takes place through the Bank’s various risk management committees. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an effective operational risk management framework, which includes quantitative and qualitative key risk indicators, as well as a Bank-wide compliance framework designed to promote awareness of compliance requirements and monitor compliance activities.

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operational risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these suppliers could impact the Bank’s ability to conduct business or expose the Bank to financial loss, loss of intellectual property, or confidential information. The Bank has vendor management processes in place to manage third-party relationships. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate these risks, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its Business Continuity Plan. Nonetheless, the Bank cannot guarantee the effectiveness of its Business Continuity Plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2017, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Pittsburgh:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 8, 2018

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year ended December 31,
(in thousands)	2017	2016	2015
Interest income:
Advances	$987,082	$589,296	$345,957
Prepayment fees on advances, net	190	22,773	3,599
Interest-bearing deposits	2,408	1,276	348
Securities purchased under agreements to resell	1,834	3,199	965
Federal funds sold	74,881	24,028	7,230
Trading securities	11,266	11,265	9,784
Available-for-sale (AFS) securities	188,462	157,916	145,430
Held-to-maturity (HTM) securities	54,969	58,477	61,826
Mortgage loans held for portfolio	132,622	117,393	120,433
Total interest income	1,453,714	985,623	695,572
Interest expense:
Consolidated obligations - discount notes	287,021	110,276	54,126
Consolidated obligations - bonds	725,948	524,419	323,191
Mandatorily redeemable capital stock	279	297	145
Deposits	4,914	1,694	274
Other borrowings	84	15	20
Total interest expense	1,018,246	636,701	377,756
Net interest income	435,468	348,922	317,816
Provision (benefit) for credit losses	178	1,261	(167)
Net interest income after provision (benefit) for credit losses	435,290	347,661	317,983
Other noninterest income:
Total OTTI losses (Note 7)	—	—	(3,005)
OTTI losses reclassified to (from) AOCI (Note 7)	(959)	(239)	1,156
Net OTTI losses, credit portion (Note 7)	(959)	(239)	(1,849)
Net gains (losses) on trading securities (Note 4)	2,672	(583)	1,598
Net realized gains from sale of AFS securities (Note 5)	—	12,591	—
Net gains (losses) on derivatives and hedging activities (Note 11)	4,586	(13,801)	3,380
Gains on litigation settlements, net	—	545	15,263
Standby letters of credit fees	24,289	24,662	23,655
Other, net	1,635	1,796	2,440
Total other noninterest income	32,223	24,971	44,487
Other expense:
Compensation and benefits	50,512	46,575	43,146
Other operating	29,336	27,080	24,191
Finance Agency	5,538	5,861	5,364
Office of Finance	4,727	4,175	4,720
Total other expense	90,113	83,691	77,421
Income before assessments	377,400	288,941	285,049
Affordable Housing Program (AHP) assessment (Note 15)	37,768	28,924	28,519
Net income	$339,632	$260,017	$256,530

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2017	2016	2015
Net income	$339,632	$260,017	$256,530
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	54,045	(21,583)	(23,712)
Net non-credit portion of OTTI gains (losses) on AFS securities	5,529	(5,546)	(21,481)
Reclassification of net (gains) included in net income relating to hedging activities	(23)	(24)	(25)
Pension and post-retirement benefits	(883)	(1,234)	1,468
Total other comprehensive income (loss)	58,668	(28,387)	(43,750)
Total comprehensive income	$398,300	$231,630	$212,780

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31, 2017	December 31, 2016
(in thousands)
ASSETS
Cash and due from banks (Note 3)	$3,414,992	$3,587,605
Interest-bearing deposits	280,340	5,909
Federal funds sold	5,650,000	3,222,000
Securities purchased under agreements to resell	500,000	2,000,000
Investment securities:
Trading securities (Note 4)	399,296	395,247
AFS securities, at fair value (Note 5)	9,044,387	9,038,081
HTM securities; fair value of $1,894,534 and $2,576,982, respectively (Note 6)	1,883,051	2,566,135
Total investment securities	11,326,734	11,999,463
Advances, net (Note 8)	74,279,798	76,808,704
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $5,954 and $6,231 respectively (Note 10)	3,923,123	3,390,727
Banking on Business (BOB) loans, net of allowance for credit losses of $1,964 and $2,177, respectively (Note 10)	14,083	12,276
Accrued interest receivable	164,459	124,247
Premises, software and equipment, net (Note 12)	8,179	9,762
Derivative assets (Note 11)	80,756	81,891
Other assets	20,542	17,492
Total assets	$99,663,006	$101,260,076

Federal Home Loan Bank of Pittsburgh
Statements of Condition (continued)

	December 31, 2017	December 31, 2016
(in thousands, except par value)
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$514,275	$505,430
Noninterest-bearing	23,801	53,461
Total deposits	538,076	558,891
Consolidated obligations, net: (Note 14)
Discount notes	36,193,289	28,500,341
Bonds	57,533,722	67,156,031
Total consolidated obligations, net	93,727,011	95,656,372
Mandatorily redeemable capital stock (Note 16)	5,113	5,216
Accrued interest payable	118,473	117,183
AHP payable (Note 15)	91,563	76,712
Derivative liabilities (Note 11)	19,521	14,010
Other liabilities	235,761	37,777
Total liabilities	94,735,518	96,466,161
Commitments and contingencies (Note 20)
Capital (Note 16)
Capital stock - putable ($100 par value) issued and outstanding 36,587 and 37,554 shares	3,658,656	3,755,411
Retained earnings:
Unrestricted	875,395	771,661
Restricted	282,473	214,547
Total retained earnings	1,157,868	986,208
Accumulated Other Comprehensive Income (AOCI)	110,964	52,296
Total capital	4,927,488	4,793,915
Total liabilities and capital	$99,663,006	$101,260,076

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$339,632	$260,017	$256,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,927	(53,662)	(59,674)
Net change in derivative and hedging activities	43,973	(6,542)	54,567
Net OTTI credit losses	959	239	1,849
Net realized (gains) from sales of AFS securities	—	(12,591)	—
Other adjustments	178	1,257	(185)
Net change in:
Trading securities	(4,049)	(510)	(113,721)
Accrued interest receivable	(40,103)	(16,921)	(21,240)
Other assets	(5,191)	(789)	(1,417)
Accrued interest payable	1,289	24,417	(10,387)
Other liabilities	18,711	(3,223)	28,150
Net cash provided by operating activities	$382,326	$191,692	$134,472
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $569, $166 and $707 from other FHLBanks for mortgage loan program)	$(262,366)	$115,889	$58,652
Securities purchased under agreements to resell	1,500,000	(1,000,000)	(1,000,000)
Federal funds sold	(2,428,000)	758,000	605,000
AFS securities:
Proceeds (includes $206,608 from sale of AFS securities in 2016)	1,562,845	2,975,497	3,869,773
Purchases	(1,305,985)	(3,940,559)	(3,566,673)
HTM securities:
Net change in short-term	225,000	(400,000)	—
Proceeds from long-term maturities	554,705	593,297	705,178
Purchases of long-term	(98,286)	(97,248)	(134,336)
Advances:
Repaid	925,066,860	693,665,140	535,178,961
Originated	(922,617,397)	(696,161,992)	(546,386,629)
Mortgage loans held for portfolio:
Proceeds	447,613	484,881	483,923
Purchases	(999,977)	(806,390)	(463,969)
Proceeds from sales of foreclosed assets	8,430	11,333	11,050
Premises, software and equipment :
Proceeds from sale	—	335	—
Purchases	(2,286)	(2,329)	(3,961)
Net cash provided by (used in) investing activities	$1,651,156	$(3,804,146)	$(10,643,031)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2017	2016	2015
FINANCING ACTIVITIES
Net change in deposits	$(20,815)	$(129,451)	$35,376
Net payments for derivative contracts with financing element	—	(18,504)	(32,218)
Net proceeds from issuance of consolidated obligations:
Discount notes	352,450,978	106,234,942	154,729,878
Bonds	46,624,789	67,259,615	35,225,737
Payments for maturing and retiring consolidated obligations:
Discount notes	(344,814,684)	(120,014,812)	(149,530,556)
Bonds	(56,181,533)	(48,568,542)	(30,285,157)
Proceeds from issuance of capital stock	4,312,855	3,573,624	3,153,069
Payments for repurchase/redemption of capital stock	(4,402,864)	(3,301,751)	(2,617,768)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(6,849)	(56,947)	(31,162)
Cash dividends paid	(167,972)	(155,079)	(212,807)
Net cash (used in) provided by financing activities	$(2,206,095)	$4,823,095	$10,434,392
Net increase (decrease) in cash and due from banks	$(172,613)	$1,210,641	$(74,167)
Cash and due from banks at beginning of the period	3,587,605	2,376,964	2,451,131
Cash and due from banks at end of the period	$3,414,992	$3,587,605	$2,376,964
Supplemental disclosures:
Interest paid	$755,983	$553,710	$407,926
AHP payments	22,917	23,119	13,609
Transfers of mortgage loans to real estate owned	5,596	5,380	7,704
Non-cash transfer of OTTI HTM securities to AFS	—	—	10,286
Variation margin recharacterized as settlement payments on derivative contracts	44,674	—	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2014	30,410	$3,040,976	$726,309	$111,238	$837,547	$124,433	$4,002,956
Comprehensive income (loss)	—	—	205,225	51,305	256,530	(43,750)	212,780
Issuance of capital stock	31,530	3,153,069	—	—	—	—	3,153,069
Repurchase/redemption of capital stock	(26,178)	(2,617,768)	—	—	—	—	(2,617,768)
Net shares reclassified to mandatorily redeemable capital stock	(366)	(36,629)	—	—	—	—	(36,629)
Cash dividends	—	—	(212,807)	—	(212,807)	—	(212,807)
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Comprehensive income (loss)	—	—	208,013	52,004	260,017	(28,387)	231,630
Issuance of capital stock	35,736	3,573,624	—	—	—	—	3,573,624
Repurchase/redemption of capital stock	(33,017)	(3,301,751)	—	—	—	—	(3,301,751)
Net shares reclassified to mandatorily redeemable capital stock	(561)	(56,110)	—	—	—	—	(56,110)
Cash dividends	—	—	(155,079)	—	(155,079)	—	(155,079)
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	271,706	67,926	339,632	58,668	398,300
Issuance of capital stock	43,129	4,312,855	—	—	—	—	4,312,855
Repurchase/redemption of capital stock	(44,028)	(4,402,864)	—	—	—	—	(4,402,864)
Net shares reclassified to mandatorily redeemable capital stock	(68)	(6,746)	—	—	—	—	(6,746)
Cash dividends	—	—	(167,972)	—	(167,972)	—	(167,972)
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488

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

As provided by the Federal Home Loan Bank Act (FHLBank Act) or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the Mortgage Partnership Finance (MPF) Program and purchase certain investments. See Note 14 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement with the Federal Reserve.

Notes to Financial Statements (continued)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

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

Fair Value. The fair value amounts, recorded on the Statement of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. See Note 19 - Estimated Fair Values for more information.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 11 - Derivatives and Hedging Activities for additional information regarding these agreements.

Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased under Agreements to Resell. Interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell, provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit and bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by an FHLBank to be of investment quality. The Bank treats securities purchased under agreements to resell as short-term collateralized loans that are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash.

Investment Securities. The Bank classifies investment securities as trading, AFS and HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investments through noninterest income as “Net gains (losses) on trading securities.”

Available-for-Sale (AFS). Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI as “Net unrealized gains (losses) on AFS securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in noninterest income as “Net gains (losses) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

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

Gains and Losses on Sales. The Bank computes gains and losses on sales of its investment securities using the specific identification method and includes these gains and losses in other noninterest income (loss).

Investment Securities - OTTI. The Bank evaluates its individual AFS and HTM securities in unrealized loss positions for OTTI on a quarterly basis. A security is considered impaired (i.e. in an unrealized loss position) when its fair value is less than its amortized cost. The Bank considers an OTTI to have occurred under any of the following conditions:

•	It has an intent to sell the impaired debt security;

•	If, based on available evidence, it believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	It does not expect to recover the entire amortized cost basis of the impaired debt security.

Recognition of OTTI. If either of the first two conditions is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date. For a security in an unrealized loss position that does not meet either of the first two conditions, the security is evaluated to determine the extent and amount of credit loss.

To determine whether a credit loss exists, the Bank performs an analysis, which includes a cash flow analysis for private label mortgage-backed securities (MBS), to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost of the debt security. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in AOCI which is a component of capital. The credit loss on a debt security is limited to the amount of that security’s unrealized losses.

The total OTTI is presented in the Statement of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI. The remaining amount on the Statement of Income represents the credit loss for the period.

Accounting for OTTI Recognized in AOCI. For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost of

Notes to Financial Statements (continued)

the security. The total amount of this additional OTTI (both credit and non-credit component, if any) is determined as the difference between the security’s amortized cost less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI and its fair value. Any additional credit loss is limited to that security’s unrealized losses, or the difference between the security’s amortized cost and its fair value, as of the Statement of Condition date. This additional credit loss, up to the amount in AOCI related to the security, is reclassified out of AOCI and recognized in earnings. The non-credit component, if any, is recognized in AOCI.

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

Advances. The Bank reports advances (secured loans to members, former members or housing associates) at amortized cost net of premiums and discounts (including discounts related to AHP and hedging adjustments). The Bank amortizes/accretes premiums, discounts and hedging adjustments to interest income using the contractual method. The Bank records interest on advances to interest income as earned.

Commitment Fees. The Bank records fees for standby letters of credit as a deferred credit when the Bank receives the fee and accretes them using the straight-line method over the term of the standby letter of credit.

Advance Modifications. In cases in which the Bank funds a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10% difference in the present value of cash flows or if, based on a qualitative assessment of the modifications made to the original contractual terms, the Bank will conclude that the modifications are more than minor, and the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

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

Notes to Financial Statements (continued)

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

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when a PFI requests an extension of the delivery commitment period beyond the original stated expiration. These fees compensate the Bank for lost interest as a result of late funding and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount and are recorded in noninterest income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount; they represent purchase price adjustments to the related loans acquired and are recorded as a part of the carrying value of the loans.

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both their start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is for it to serve as a grant program to members to help facilitate community economic development; however, repayment provisions require that the BOB program be accounted for as an unsecured loan, whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank as stated in the loan documents. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is charged off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and accrued but uncollected interest is reversed. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for:

•	advances, letters of credit and other extensions of credit to members, collectively referred to as credit products;

Notes to Financial Statements (continued)

•	government-guaranteed or insured mortgage loans held for portfolio;

•	conventional MPF loans held for portfolio; and

•	BOB loans.

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

Notes to Financial Statements (continued)

Effective January 3, 2017, CME Clearing made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral.

Derivative Designations. Each derivative is designated as either:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge (an economic hedge) for asset and liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings.

Two approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair values of the hedged asset or liability.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income. but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes the net interest and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated in fair value hedge relationships are recognized as adjustments to the income or expense of the designated hedged item.

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when:

•	it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments);

•	the derivative and/or the hedged item expires or is sold, terminated, or exercised;

•	it is no longer probable that the forecasted transaction will occur in the originally expected period;

Notes to Financial Statements (continued)

•	a hedged firm commitment no longer meets the definition of a firm commitment; or

•	management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are eligible for the fair value option), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from one to ten years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software and equipment in “Other noninterest income (loss).”

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

Discounts and Premiums. The Bank amortizes premiums and accretes discounts as well as hedging basis adjustments on consolidated obligations to interest expense using the contractual method.

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

Notes to Financial Statements (continued)

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from liabilities to capital. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank allocates 20% of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least one percent of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 16 - Capital for more information.

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

Finance Agency Expenses. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the prorata share of the annual assessments (which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

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

The Bank did not adopt any new accounting standards during the year ended December 31, 2017.

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
The Bank is continuing to evaluate the impact of this ASU on its financial statements. The Bank does not believe that the impact will be material to its financial condition or results of operations as it does not typically purchase callable debt securities at premiums.

ASU 2017-07: Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This ASU requires entities to disaggregate the service cost component of net benefit cost from other components and present the other components outside of income from operations. It also requires that only the service cost component be eligible for capitalization.

This ASU is effective for the Bank on January 1, 2018. The presentation of service costs separately will be adopted on a retrospective basis, and the limiting of capitalization to service costs has been adopted on a prospective basis.

The adoption of this ASU will not materially impact the Bank’s results of operations. It will result in an immaterial reclassification of other pension costs from “Compensation and benefits” to “Other operating”.

ASU 2016-15: Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	This ASU is focused on reducing diversity in practice in the Statement of Cash Flows by providing clarification on eight classification issues.	This ASU was effective for the Bank on January 1, 2018 and was adopted on a modified retrospective basis.	The adoption of this ASU had no impact on the Bank’s Statement of Cash Flows.
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
The Bank is continuing to evaluate the impact of this ASU on its financial statements. Upon adoption, the Bank will increase its assets and liabilities for capitalized leases. The Bank’s most significant lease is its headquarters. Future minimum lease payments under current accounting standards are disclosed in Note 20 - Commitments and Contingencies in this Form 10-K. Substantially all of these payments represent the building lease.

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
This ASU was effective for the Bank on January 1, 2018 and was adopted on a modified retrospective basis.
The adoption of this ASU did not materially impact the Bank’s financial condition or results of operations. The Bank will update its financial statement disclosures to reflect the updated disclosure requirements for financial instruments not recognized at fair value in the financial statements and to meet the disaggregation requirements of this guidance.

Notes to Financial Statements (continued)

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09: Revenue from Contracts with Customers in conjunction with ASU 2017-05: Gains and Losses from the Derecognition of Nonfinancial Assets
ASU 2014-09 was issued to increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. It will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition. ASU 2014-05 clarifies that the guidance in ASU 2014-09 should also be applied to the accounting for derecognition of nonfinancial assets, including sales of real estate assets such as REO.
This ASU was effective for the Bank on January 1, 2018 and was adopted on a modified retrospective basis.
The adoption of these ASUs did not impact the Bank’s financial condition or results of operations, as the majority of the Bank’s revenue is derived from financial instruments, which are excluded from the scope of this guidance.

Notes to Financial Statements (continued)

Note 3 – Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2017 and 2016 were $185.4 million and $296.0 million, respectively.

Pass-through Deposit Reserves.  The Bank used to act as a pass-through correspondent for member institutions required to deposit reserves with the FRBs and discontinued this practice in 2017. The amount shown as cash and due from banks as of December 31, 2016 included pass-through reserves deposited with FRBs of $33.1 million. The Bank included member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.
Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Mutual funds	$9,657	$7,092
GSE and Tennessee Valley Authority (TVA) obligations	389,639	388,155
Total	$399,296	$395,247

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $9.8 million and $7.2 million at December 31, 2017 and December 31, 2016, respectively, and are included in Other liabilities in the Statement of Condition.

The following table presents net gains (losses) on trading securities for 2017, 2016 and 2015.

	Year ended December 31,
(in thousands)	2017	2016	2015
Net unrealized gains (losses) on trading securities held at year-end	$2,672	$(583)	$1,598
Net realized gains on trading securities sold/matured during the year	—	—	—
Net gains (losses) on trading securities	$2,672	$(583)	$1,598

Notes to Financial Statements (continued)

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2017 and December 31, 2016.

	December 31, 2017
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,015	$—	$—	$—	$2,015
GSE and TVA obligations	2,798,838	—	27,460	(5,519)	2,820,779
State or local agency obligations	264,812	—	5,546	(994)	269,364
Total non-MBS	$3,065,665	$—	$33,006	$(6,513)	$3,092,158
MBS:
U.S. obligations single family MBS	$178,882	$—	$465	$(74)	$179,273
GSE single-family MBS	2,654,315	—	15,238	(3,758)	2,665,795
GSE multifamily MBS	2,579,625	—	5,162	(2,169)	2,582,618
Private label residential MBS	451,737	—	72,953	(147)	524,543
Total MBS	$5,864,559	$—	$93,818	$(6,148)	$5,952,229
Total AFS securities	$8,930,224	$—	$126,824	$(12,661)	$9,044,387

	December 31, 2016
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds	$2,000	$—	$—	$—	$2,000
GSE and TVA obligations	3,181,110	—	11,889	(9,806)	3,183,193
State or local agency obligations	249,675	—	879	(14,142)	236,412
Total non-MBS	$3,432,785	$—	$12,768	$(23,948)	$3,421,605
MBS:
U.S. obligations single family MBS	$217,577	$—	$—	$(1,143)	$216,434
GSE single-family MBS	3,218,268	—	5,577	(10,683)	3,213,162
GSE multifamily MBS	1,508,003	—	6,112	(1,211)	1,512,904
Private label residential MBS	606,859	(11)	67,435	(307)	673,976
Total MBS	$5,550,707	$(11)	$79,124	$(13,344)	$5,616,476
Total AFS securities	$8,983,492	$(11)	$91,892	$(37,292)	$9,038,081
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, OTTI recognized, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

The Bank has established a Rabbi trust to secure a portion of the Bank’s benefit obligation under its supplemental retirement plan. The Rabbi trust assets are invested in mutual funds. These obligations were $11.1 million and $9.0 million at December 31, 2017 and December 31, 2016, respectively and are included in Other liabilities in the Statement of Condition.

As of December 31, 2017, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $16.3 million, credit losses of $178.8 million and OTTI-related accretion adjustments of $62.1 million. As of December 31, 2016, these amounts were $14.9 million, $192.6 million, and $43.8 million, respectively.

Notes to Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Non-credit portion of OTTI losses	$—	$(11)
Net unrealized gains on OTTI securities since their last OTTI credit charge	72,953	67,435
Net non-credit portion of OTTI gains on AFS securities in AOCI	$72,953	$67,424

The following tables summarize the AFS securities with unrealized losses as of December 31, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$12,386	$(114)	$1,262,810	$(5,405)	$1,275,196	$(5,519)
State or local agency obligations	4,371	(78)	77,859	(916)	82,230	(994)
Total non-MBS	$16,757	$(192)	$1,340,669	$(6,321)	$1,357,426	$(6,513)
MBS:
U.S. obligations single-family MBS	$—	$—	$37,330	$(74)	$37,330	$(74)
GSE single-family MBS	150,170	(651)	272,925	(3,107)	423,095	(3,758)
GSE multifamily MBS	424,932	(2,096)	10,796	(73)	435,728	(2,169)
Private label residential MBS	—	—	3,013	(147)	3,013	(147)
Total MBS	$575,102	$(2,747)	$324,064	$(3,401)	$899,166	$(6,148)
Total	$591,859	$(2,939)	$1,664,733	$(9,722)	$2,256,592	$(12,661)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$1,976,842	$(8,334)	$155,292	$(1,472)	$2,132,134	$(9,806)
State or local agency obligations	161,288	(14,142)	—	—	161,288	(14,142)
Total non-MBS	$2,138,130	$(22,476)	$155,292	$(1,472)	$2,293,422	$(23,948)
MBS:
U.S. obligations single-family MBS	$145,946	$(523)	$70,487	$(620)	$216,433	$(1,143)
GSE single-family MBS	1,775,502	(7,920)	351,883	(2,763)	2,127,385	(10,683)
GSE multifamily MBS	461,916	(992)	92,755	(219)	554,671	(1,211)
Private label residential MBS	47,364	(11)	2,853	(307)	50,217	(318)
Total MBS	$2,430,728	$(9,446)	$517,978	$(3,909)	$2,948,706	$(13,355)
Total	$4,568,858	$(31,922)	$673,270	$(5,381)	$5,242,128	$(37,303)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Notes to Financial Statements (continued)

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. See Note 1 - Summary of Significant Accounting Policies. There were no transfers during 2017 and 2016. The Bank transferred three private label MBS from HTM to AFS during 2015, which is the period that an OTTI credit loss was recorded on the security.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
December 31, 2015 transfer	$7,556	$(638)	$6,918
June 30, 2015 transfer	4,394	(1,026)	3,368
Total 2015 transfers	$11,950	$(1,664)	$10,286

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,002,015	$999,160	$378,123	$378,071
Due after one year through five years	607,802	611,231	1,408,405	1,405,080
Due after five years through ten years	676,975	687,993	644,126	651,857
Due in more than ten years	778,873	793,774	1,002,131	986,597
AFS securities excluding MBS	3,065,665	3,092,158	3,432,785	3,421,605
MBS	5,864,559	5,952,229	5,550,707	5,616,476
Total AFS securities	$8,930,224	$9,044,387	$8,983,492	$9,038,081

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Amortized cost of AFS securities other than MBS:
Fixed-rate	$2,980,770	$3,347,980
Variable-rate	84,895	84,805
Total non-MBS	$3,065,665	$3,432,785
Amortized cost of AFS MBS:
Fixed-rate	$1,142,290	$1,343,699
Variable-rate	4,722,269	4,207,008
Total MBS	$5,864,559	$5,550,707
Total amortized cost of AFS securities	$8,930,224	$8,983,492

Realized Gains (Losses) on AFS Securities.  The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for 2017, 2016 and 2015.

	Year ended December 31, 2017
(in thousands)	2017	2016	2015
Proceeds from sale of AFS securities	$—	$206,608	$—
Gross gains on sale of AFS securities	—	12,923	—
Gross losses on sale of AFS securities	—	(332)	—

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2017 and December 31, 2016.

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$175,000	$30	$—	$175,030
State or local agency obligations	122,400	62	(5,571)	116,891
Total non-MBS	$297,400	$92	$(5,571)	$291,921
MBS:
U.S. obligations single-family MBS	$424,341	$4,112	$—	$428,453
GSE single-family MBS	156,597	2,323	(39)	158,881
GSE multifamily MBS	726,008	9,186	(3,298)	731,896
Private label residential MBS	278,705	4,953	(275)	283,383
Total MBS	$1,585,651	$20,574	$(3,612)	$1,602,613
Total HTM securities	$1,883,051	$20,666	$(9,183)	$1,894,534

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$400,000	$61	$(2)	$400,059
State or local agency obligations	131,925	—	(10,519)	121,406
Total non-MBS	$531,925	$61	$(10,521)	$521,465
MBS:
U.S. obligations single-family MBS	$583,550	$3,320	$(138)	$586,732
GSE single-family MBS	212,097	3,097	(23)	215,171
GSE multifamily MBS	843,167	19,288	(3,569)	858,886
Private label residential MBS	395,396	1,932	(2,600)	394,728
Total MBS	$2,034,210	$27,637	$(6,330)	$2,055,517
Total HTM securities	$2,566,135	$27,698	$(16,851)	$2,576,982

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2017 and December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$105,119	$(5,571)	$105,119	$(5,571)
MBS:
GSE single-family MBS	$—	$—	$5,633	$(39)	$5,633	$(39)
GSE multifamily MBS	169,089	(790)	94,241	(2,508)	263,330	(3,298)
Private label residential MBS	—	—	27,079	(275)	27,079	(275)
Total MBS	$169,089	$(790)	$126,953	$(2,822)	$296,042	$(3,612)
Total	$169,089	$(790)	$232,072	$(8,393)	$401,161	$(9,183)

	December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$124,998	$(2)	$—	$—	$124,998	$(2)
State or local agency obligations	13,612	(128)	107,794	(10,391)	121,406	(10,519)
Total non-MBS	138,610	(130)	107,794	(10,391)	246,404	(10,521)
MBS:
U.S. obligations single-family MBS	$53,513	$(109)	$41,253	$(29)	$94,766	$(138)
GSE single-family MBS	—	—	7,133	(23)	7,133	(23)
GSE multifamily MBS	165,914	(3,569)	—	—	165,914	(3,569)
Private label residential MBS	10,961	(115)	222,585	(2,485)	233,546	(2,600)
Total MBS	$230,388	$(3,793)	$270,971	$(2,537)	$501,359	$(6,330)
Total	$368,998	$(3,923)	$378,765	$(12,928)	$747,763	$(16,851)

Securities Transferred. The Bank transferred no private label MBS from HTM to AFS during 2016 or 2017 and three during 2015. See Note 5 - Available-for-Sale Securities for additional information.

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2017 and December 31, 2016 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$175,000	$175,030	$400,000	$400,059
Due after one year through five years	—	—	—	—
Due after five years through ten years	42,010	41,211	47,850	45,605
Due after ten years	80,390	75,680	84,075	75,801
Total non-MBS	297,400	291,921	531,925	521,465
MBS	1,585,651	1,602,613	2,034,210	2,055,517
Total HTM securities	$1,883,051	$1,894,534	$2,566,135	$2,576,982

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Amortized cost of HTM securities other than MBS:
Fixed-rate	$175,000	$400,000
Variable-rate	122,400	131,925
Total non-MBS	$297,400	$531,925
Amortized cost of HTM MBS:
Fixed-rate	$787,395	$952,329
Variable-rate	798,256	1,081,881
Total MBS	$1,585,651	$2,034,210
Total HTM securities	$1,883,051	$2,566,135

Notes to Financial Statements (continued)

Note 7 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, the amount of which could be up to the difference between the security’s amortized cost basis and its fair value, and records any difference in its Statement of Income. The Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis generated on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. For certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the FHLBanks’ OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were not significant to the Bank.

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. During the fourth quarter of 2017, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (5.0)% to 12.0% over the 12 month period beginning October 1, 2017. For the vast majority of markets the short-term forecast has changes from 2.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

Notes to Financial Statements (continued)

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2017. The “Total OTTI securities” balances below summarize the Bank’s securities as of December 31, 2017 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$249,854	$194,823	$232,453
Alt-A	332,555	253,754	289,077
Total OTTI securities	582,409	448,577	521,530
Private label MBS with no OTTI	3,160	3,160	3,013
Total AFS private label MBS	$585,569	$451,737	$524,543
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for 2017, 2016 and 2015.

(in thousands)	2017	2016	2015
Beginning balance	$236,461	$265,379	$290,935
Additions:
Credit losses for which OTTI was not previously recognized	—	—	1,794
Additional OTTI credit losses for which an OTTI charge was previously recognized (1)	959	239	55
Reductions:
Securities sold and matured during the period (2)	95	(3,875)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(26,640)	(25,282)	(27,405)
Ending balance	$210,875	$236,461	$265,379
Notes:
(1) For 2017, 2016 and 2015, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1 of the applicable year.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At December 31, 2017, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2017.

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

At December 31, 2017 and December 31, 2016, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.83% to 7.40%. AHP subsidized advances have an interest rate of 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2017 and December 31, 2016.

(dollars in thousands)	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$31,606,861	1.56	$38,571,864	0.91%
Due after 1 year through 2 years	11,786,189	1.63	14,310,133	1.14
Due after 2 years through 3 years	18,456,775	1.71	7,477,536	1.29
Due after 3 years through 4 years	10,445,920	1.85	8,488,404	1.22
Due after 4 years through 5 years	1,254,184	2.14	7,161,763	1.23
Thereafter	833,938	2.72	825,608	2.64
Total par value	74,383,867	1.67	76,835,308	1.07%
Discount on AHP advances	(1)		(2)
Deferred prepayment fees	(613)		(4,625)
Hedging adjustments	(103,455)		(21,977)
Total book value	$74,279,798		$76,808,704

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. In addition, the Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At December 31, 2017 and December 31, 2016, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of December 31, 2017 and December 31, 2016.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Due in 1 year or less	$35,856,861	$40,221,864	$31,632,361	$38,791,364
Due after 1 year through 2 years	11,771,189	12,700,133	11,780,689	14,116,133
Due after 2 years through 3 years	17,231,775	7,462,536	18,456,775	7,472,036
Due after 3 years through 4 years	7,445,920	8,463,404	10,445,920	8,488,404
Due after 4 years through 5 years	1,244,184	7,161,763	1,254,184	7,161,763
Thereafter	833,938	825,608	813,938	805,608
Total par value	$74,383,867	$76,835,308	$74,383,867	$76,835,308

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Fixed-rate – overnight	$3,988,232	$4,696,431
Fixed-rate – term:
Due in 1 year or less	15,998,268	16,177,369
Thereafter	14,685,606	9,815,844
Total fixed-rate	34,672,106	30,689,644
Variable-rate:
Due in 1 year or less	11,620,361	17,698,064
Thereafter	28,091,400	28,447,600
Total variable-rate	39,711,761	46,145,664
Total par value	$74,383,867	$76,835,308

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2017, the Bank had advances of $57.5 billion outstanding to the five largest borrowers, which represented 77.3% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2017.

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

The following table presents balances as of December 31, 2017 and December 31, 2016 for mortgage loans held for portfolio.

(in thousands)	December 31, 2017	December 31, 2016
Fixed-rate long-term single-family mortgages(1)	$3,592,083	$3,013,181
Fixed-rate medium-term single-family mortgages(1)	246,493	299,900
Total par value	3,838,576	3,313,081
Premiums	70,197	59,032
Discounts	(3,418)	(3,926)
Hedging adjustments	23,722	28,771
Total mortgage loans held for portfolio	$3,929,077	$3,396,958
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Conventional loans	$3,631,292	$3,088,810
Government-guaranteed/insured loans	207,284	224,271
Total par value	$3,838,576	$3,313,081

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

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This approach generally requires a credit limit to be established for each borrower. This approach includes an ongoing review of each borrower’s financial condition in conjunction with the Bank’s collateral and lending policies to limit risk of loss while balancing each borrower’s need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to help ensure that credit products continue to be secured by adequate collateral. Management of the Bank believes that these policies effectively manage the Bank’s credit risk from credit products.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2017 and December 31, 2016, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2017 and December 31, 2016, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of December 31, 2017 and December 31, 2016 and is not included in any of the tables that follow.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally

Notes to Financial Statements (continued)

established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At December 31, 2017 and December 31, 2016, the MPF exposure under the FLA was $26.3 million and $24.0 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $3.7 million, $3.1 million and $3.0 million in 2017, 2016 and 2015, respectively.

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2017	2016	2015
Balance, beginning of period	$6,231	$5,665	$7,260
(Charge-offs) Recoveries, net (1)	(160)	(195)	(815)
Provision (benefit) for credit losses	(117)	761	(780)
Balance, December 31	$5,954	$6,231	$5,665
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	2017	2016	2015
Ending balance, individually evaluated for impairment	$5,218	$5,105	$5,018
Ending balance, collectively evaluated for impairment	736	1,126	647
Total allowance for credit losses	$5,954	$6,231	$5,665
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$52,505	$58,522	$60,762
Collectively evaluated for impairment	3,682,167	3,122,847	2,789,517
Total recorded investment	$3,734,672	$3,181,369	$2,850,279

Notes to Financial Statements (continued)

Credit Quality Indicators- Mortgage Loans Key credit quality indicators include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	December 31, 2017
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$39,677	$11,390	$51,067
Past due 60-89 days	7,039	2,887	9,926
Past due 90 days or more	17,738	4,959	22,697
Total past due loans	$64,454	$19,236	$83,690
Total current loans	3,670,218	195,382	3,865,600
Total loans	$3,734,672	$214,618	$3,949,290
Other delinquency statistics:
In process of foreclosures, included above (3)	$9,978	$1,055	$11,033
Serious delinquency rate (4)	0.5%	2.3%	0.6%
Past due 90 days or more still accruing interest	$—	$4,959	$4,959
Loans on nonaccrual status	$20,695	$—	$20,695

(in thousands)	December 31, 2016
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$45,687	$14,293	$59,980
Past due 60-89 days	9,194	3,371	12,565
Past due 90 days or more	21,386	4,179	25,565
Total past due loans	$76,267	$21,843	$98,110
Total current loans	3,105,102	210,624	3,315,726
Total loans	$3,181,369	$232,467	$3,413,836
Other delinquency statistics:
In process of foreclosures, included above (3)	$11,464	$1,077	$12,541
Serious delinquency rate (4)	0.7%	1.8%	0.8%
Past due 90 days or more still accruing interest	$—	$4,179	$4,179
Loans on nonaccrual status	$24,092	$—	$24,092
Notes:
(1) The recorded investment in a loan is the unpaid principal balance, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums, unaccreted discounts and adjustments for hedging. The recorded investment is not net of any valuation allowance.
(2) The Bank has not recorded any allowance for credit losses on government-guaranteed or -insured mortgage loans at December 31, 2017 and 2016.
(3) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(4) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.

Notes to Financial Statements (continued)

Individually Evaluated Impaired Loans - Mortgage Loans. Information regarding individually evaluated impaired loans is as follows. As indicated above, these loans include impaired loans considered collateral-dependent.

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$30,824	$30,497	$—
With a related allowance:
Conventional MPF loans	$21,681	$21,360	$5,218
Total:
Conventional MPF loans	$52,505	$51,857	$5,218

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$34,687	$34,344	$—
With a related allowance:
Conventional MPF loans	$23,835	$23,577	$5,105
Total:
Conventional MPF loans	$58,522	$57,921	$5,105

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor’s financial difficulties. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $11.1 million and $14.1 million as of December 31, 2017 and December 31, 2016, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $3.9 million of REO reported in Other assets on the Statement of Condition at both December 31, 2017 and December 31, 2016.

Purchases, Sales and Reclassifications. During 2017 and 2016, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Interest Rate Swaps.  An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received or paid by the Bank in most derivatives is LIBOR.

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

Derivative transactions may be executed either with a counterparty (referred to as uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivatives Clearing Organization (referred to as cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearing House), the executing counterparty is replaced with the Clearing House. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. The Bank transacts uncleared derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Types of Hedged Items. The Bank has the following types of hedged items:

Investments. The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value of the securities. Derivatives hedging trading securities (carried at fair value) or HTM securities (carried at amortized cost) are designated as economic hedges. Derivatives hedging AFS securities may be designated as either fair value or economic hedges.

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

The following tables summarize the notional amount, net present value of derivative instruments, including related accrued interest (excluding fair value adjustments related to variation margin on daily settled contracts) and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments, cash collateral and variation margin for daily settled contracts.

	December 31, 2017
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,017,995	$122,334	$142,371
Derivatives not designated as hedging instruments:
Interest rate swaps	$8,285,437	$22,227	$45,796
Interest rate caps or floors	6,455,000	1,464	—
Mortgage delivery commitments	25,487	4	61
Total derivatives not designated as hedging instruments:	$14,765,924	$23,695	$45,857
Total derivatives before netting and collateral adjustments	$44,783,919	$146,029	$188,228
Netting adjustments, cash collateral and variation margin for daily settled contracts(1)		(65,273)	(168,707)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$80,756	$19,521

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,133,421	$71,335	$142,648
Derivatives not designated as hedging instruments:
Interest rate swaps	$9,370,245	$21,429	$58,158
Interest rate caps	1,255,000	4,686	—
Mortgage delivery commitments	15,450	26	98
Total derivatives not designated as hedging instruments	$10,640,695	$26,141	$58,256
Total derivatives before netting and collateral adjustments	$39,774,116	$97,476	$200,904
Netting adjustments and cash collateral(1)		(15,585)	(186,894)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$81,891	$14,010
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. The December 31, 2017 table also includes fair value adjustment for which variation margin is characterized as a daily settled contract. Cash collateral posted was $114.6 million and $171.3 million at December 31, 2017 and 2016, respectively. Cash collateral received was zero and variation margin received for daily settled contracts was $11.2 million at December 31, 2017. Cash collateral received was immaterial for December 31, 2016.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Year ended December 31,
(in thousands)	2017	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$1,193	$3,307	$4,769
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$12,776	$(17,908)	$(21,514)
Interest rate swaptions	—	—	56
Interest rate caps or floors	(4,245)	(1,183)	(1,988)
Net interest settlements	(4,683)	864	10,959
Mortgage delivery commitments	(1,058)	1,098	11,074
Other	23	21	24
Total net gains (losses) related to derivatives not designated as hedging instruments	$2,813	$(17,108)	$(1,389)
Other - price alignment amount on derivatives for which variation margin is characterized as a daily settled contract	580	—	—
Net gains (losses) on derivatives and hedging activities	$4,586	$(13,801)	$3,380
Note:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness.

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2017, 2016 and 2015.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2017
Hedged item type:
Advances	$80,621	$(80,759)	$(138)	$(32,613)
Consolidated obligations – bonds	(37,418)	39,519	2,101	6,751
AFS securities	6,158	(6,928)	(770)	(16,683)
Total	$49,361	$(48,168)	$1,193	$(42,545)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2016
Hedged item type:
Advances	$196,099	$(193,558)	$2,541	$(100,091)
Consolidated obligations – bonds	(83,647)	84,094	447	68,153
AFS securities	20,449	(20,130)	319	(23,150)
Total	$132,901	$(129,594)	$3,307	$(55,088)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2015
Hedged item type:
Advances	$110,659	$(109,811)	$848	$(198,536)
Consolidated obligations – bonds	28,735	(25,822)	2,913	218,194
AFS securities	(7,075)	8,083	1,008	(19,032)
Total	$132,319	$(127,550)	$4,769	$626
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(3.9) million, $(5.1) million and $0.8 million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the years ended December 31, 2017, 2016 and 2015.

The Bank had no active cash flow hedging relationships during 2017, 2016 or 2015.

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

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position

Notes to Financial Statements (continued)

exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at December 31, 2017 was $6.5 million. The Bank did not post any collateral related to these positions. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $4.9 million of collateral to its derivative counterparties at December 31, 2017.

Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank's counterparties. The Clearing House notifies the clearing agent of the required initial and variation margin. The Bank uses CME Clearing as the Clearing House for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin continues to be considered cash collateral. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The amount disclosed is the accumulated variation margin paid.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 19 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2017.

Offsetting of Derivative Assets and Derivative Liabilities. When it has met the netting requirements, the Bank presents derivative instruments, related cash collateral, including initial and certain variation margin, received or pledged and associated accrued interest on a net basis by clearing agent and/or by counterparty.

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

Notes to Financial Statements (continued)

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

	Derivative Assets
(in thousands)	December 31, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$5,875	$13,778
Cleared derivatives	140,150	83,672
Total gross recognized amount	146,025	97,450
Gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts: (1)
Uncleared derivatives	(5,246)	(10,792)
Cleared derivatives	(60,027)	(4,793)
Total gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts (1)	(65,273)	(15,585)
Net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts:
Uncleared derivatives	629	2,986
Cleared derivatives	80,123	78,879
Total net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts	80,752	81,865
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	4	26
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	4	26
Total derivative assets:
Uncleared derivatives	633	3,012
Cleared derivatives	80,123	78,879
Total derivative assets as reported in the Statement of Condition	80,756	81,891
Net unsecured amount:
Uncleared derivatives	633	3,012
Cleared derivatives	80,123	78,879
Total net unsecured amount	$80,756	$81,891

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2017	December 31, 2016
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$47,315	$67,047
Cleared derivatives	140,851	133,759
Total gross recognized amount	188,166	200,806
Gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts: (1)
Uncleared derivatives	(39,063)	(53,135)
Cleared derivatives	(129,644)	(133,759)
Total gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts (1)	(168,707)	(186,894)
Net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts:
Uncleared derivatives	8,252	13,912
Cleared derivatives	11,207	—
Total net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts	19,459	13,912
Derivative instruments not meeting netting requirements: (2)
Uncleared derivatives	62	98
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	62	98
Total derivative liabilities:
Uncleared derivatives	8,314	14,010
Cleared derivatives	11,207	—
Total derivative liabilities as reported in the Statement of Condition	19,521	14,010
Net unsecured amount
Uncleared derivatives	8,314	14,010
Cleared derivatives	11,207	—
Total net unsecured amount	$19,521	$14,010
Note:
(1) Variation margin received for daily settled contracts was $11.2 million at December 31, 2017.
(2) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and certain interest rate futures or forwards).

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2017	2016
Computer hardware and software	$58,656	$56,414
Furniture	915	915
Leasehold improvements	2,540	2,517
Equipment and other	983	982
Total premises, software and equipment, gross	63,094	60,828
Less: Accumulated depreciation and amortization	54,915	51,066
Total premises, software and equipment, net	$8,179	$9,762
Depreciation and amortization expense on premises, software, and equipment was $3.9 million, $4.3 million and $3.7 million for 2017, 2016 and 2015, respectively. Gains and losses on disposal of premises and equipment are included in other, net income on the Statement of Income. There were no material net realized gains (losses) on disposal of premises and equipment for 2017, 2016 or 2015.
Included in total depreciation and amortization expense is amortization expense on software of $3.5 million, $3.7 million and $3.1 million for 2017, 2016 and 2015, respectively. The unamortized software balance was $7.5 million and $8.8 million at December 31, 2017 and 2016, respectively.
During 2017 and 2016, the Bank capitalized $2.1 million and $3.1 million, respectively, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are generally comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 0.88%, 0.26% and 0.04% during 2017, 2016 and 2015, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2017 and 2016.

	December 31,
(in thousands)	2017	2016
Interest-bearing:
Demand and overnight	$514,275	$505,430
Noninterest-bearing:
Demand and overnight	23,801	53,461
Total deposits	$538,076	$558,891
There were no outstanding term deposits as of December 31, 2017 and December 31, 2016.

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,034.3 billion and $989.3 billion at December 31, 2017 and 2016, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or ever have been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
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
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2017 and 2016, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of December 31, 2017 and December 31, 2016.

	December 31,
(in thousands)	2017	2016
Par value of consolidated bonds:
Fixed-rate	$26,714,743	$30,020,671
Step-up	1,675,000	1,620,000
Floating-rate	28,837,500	35,155,000
Conversion bonds - fixed to floating	390,000	400,000
Total par value	57,617,243	67,195,671
Bond premiums	65,198	68,812
Bond discounts	(7,927)	(7,732)
Concession fees	(6,417)	(6,706)
Hedging adjustments	(134,375)	(94,014)
Total book value	$57,533,722	$67,156,031

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$28,357,115	1.33%	$45,660,600	0.77%
Due after 1 year through 2 years	17,184,710	1.44	8,767,580	1.16
Due after 2 years through 3 years	4,062,040	1.78	4,575,505	1.36
Due after 3 years through 4 years	2,357,115	2.11	2,225,710	1.74
Due after 4 years through 5 years	1,701,520	2.12	1,884,400	2.05
Thereafter	3,937,150	2.41	3,958,850	2.26
Index amortizing notes	17,593	5.39	123,026	4.74
Total par value	$57,617,243	1.53%	$67,195,671	1.02%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2017 and December 31, 2016 .

	December 31,
(in thousands)	2017	2016
Noncallable	$52,328,243	$61,585,171
Callable	5,289,000	5,610,500
Total par value	$57,617,243	$67,195,671

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2017 and December 31, 2016.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2017	2016
Due in 1 year or less	$33,384,115	$50,586,100
Due after 1 year through 2 years	17,061,710	8,482,580
Due after 2 years through 3 years	3,587,040	4,375,505
Due after 3 years through 4 years	1,477,115	1,649,210
Due after 4 years through 5 years	1,236,520	849,400
Thereafter	853,150	1,129,850
Index amortizing notes	17,593	123,026
Total par value	$57,617,243	$67,195,671

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2017 and December 31, 2016.

	December 31,
(dollars in thousands)	2017	2016
Book value	$36,193,289	$28,500,341
Par value	36,253,187	28,529,619
Weighted average interest rate (1)	1.24%	0.51%
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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2017, 2016, or 2015. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2017, 2016, or 2015. The Bank had outstanding principal in AHP-related advances of $69 thousand and $221 thousand at December 31, 2017 and December 31, 2016, respectively. The Bank awards commitments that are disbursed over 24 to 36 months. The Bank has outstanding AHP commitments of $50.3 million, $43.5 million and $38.5 million as of December 31, 2017, 2016 and 2015, respectively.

The following table presents an analysis of the AHP payable for 2017, 2016, and 2015.

(in thousands)	2017	2016	2015
Balance, beginning of the year	$76,712	$70,907	$55,997
Assessments	37,768	28,924	28,519
Subsidy usage, net	(22,917)	(23,119)	(13,609)
Balance, end of the year	$91,563	$76,712	$70,907

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

Notes to Financial Statements (continued)

At December 31, 2017, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.4 billion and $3.3 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2017. The Bank had $0.3 billion and $3.4 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2016.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,052,052	$4,821,638	$907,515	$4,746,834
Total capital-to-asset ratio	4.0%	4.8%	4.0%	4.7%
Total regulatory capital	3,986,520	4,821,638	4,050,403	4,746,834
Leverage ratio	5.0%	7.3%	5.0%	7.0%
Leverage capital	4,983,150	7,232,457	5,063,004	7,120,252

When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 11, 2017, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2017.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2017 and December 31, 2016.

(dollars in thousands)	December 31, 2017
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$910,400	24.8%
Ally Bank, Midvale, UT	745,387	20.3
Chase Bank USA, N.A., Wilmington, DE	589,254	16.1

(dollars in thousands)	December 31, 2016
Member(1)	Capital Stock	% of Total
Chase Bank USA, N.A., Wilmington, DE	$873,834	23.2%
PNC Bank, N.A., Pittsburgh, PA	859,402	22.9
Ally Bank, Midvale, UT	577,404	15.4
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s capital plan.

At December 31, 2017 and December 31, 2016, the Bank had $5.1 million and $5.2 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during 2017, 2016 and 2015.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2017, 2016, and 2015.

(in thousands)	2017	2016	2015
Balance, beginning of the period	$5,216	$6,053	$586
Capital stock subject to mandatory redemption reclassified from capital	6,746	56,110	36,629
Redemption/repurchase of mandatorily redeemable stock	(6,849)	(56,947)	(31,162)
Balance, end of the period	$5,113	$5,216	$6,053

As of December 31, 2017, the total mandatorily redeemable capital stock reflected the balance for six institutions. Five institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2017 and December 31, 2016.

	December 31,
(in thousands)	2017	2016
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	342	—
Due after 2 years through 3 years	4,256	419
Due after 3 years through 4 years	—	4,797
Due after 4 years through 5 years	515	—
Total	$5,113	$5,216

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At December 31, 2017, retained earnings were $1,157.9 million, including $875.4 million of unrestricted retained earnings and $282.5 million of RRE.

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

Notes to Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. Dividends paid in 2017, 2016, and 2015 were as follows in the table below. These dividends were based on stockholders' average balances for the previous quarter.

	Dividend - Annual Yield
	2017		2016		2015
	Membership	Activity	Membership	Activity	Membership	Activity
February	2.0%	5.0%	3.0%	5.0%	(1)	(1)
April	2.0%	5.0%	2.0%	5.0%	3.0%	5.0%
July	2.0%	5.0%	2.0%	5.0%	3.0%	5.0%
October	2.0%	5.0%	2.0%	5.0%	3.0%	5.0%
Note:
(1) The Bank did not differentiate dividends on activity and membership stock prior to April 2015. In February 2015, the Bank paid a quarterly dividend on all capital stock equal to an annual yield of 4.0%. In addition, the Bank paid a special dividend of 2.5%. This special dividend was based on average member capital stock for the full year of 2014.

In February 2018, the Bank paid a quarterly dividend equal to an annual yield of 6.75% and 3.5% on activity stock and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for 2017, 2016 and 2015.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2014	$32,460	$94,451	$—	$272	$(2,750)	$124,433
Other comprehensive income (loss) before reclassification:
Net unrealized (losses)	(23,712)	(21,510)	—	—	—	(45,222)
Noncredit component of OTTI losses	—	—	(1,665)	—	—	(1,665)
Non-credit OTTI losses transferred	—	(1,665)	1,665	—	—	—
Net change in fair value of OTTI securities	—	1,185	—	—	—	1,185
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	509	—	—	—	509
Amortization on hedging activities	—	—	—	(25)	—	(25)
Pension and post-retirement	—	—	—	—	1,468	1,468
December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683

December 31, 2015	$8,748	$72,970	$—	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized (losses)	(10,292)	(4,788)	—	—	—	(15,080)
Net change in fair value of OTTI securities	—	303	—	—	—	303
Reclassifications from OCI to net income:
Reclassification adjustment for net (gains) ( included in net income	(11,291)	(1,300)	—	—	—	(12,591)
Non-credit OTTI to credit OTTI	—	239	—	—	—	239
Amortization on hedging activities	—	—	—	(24)	—	(24)
Pension and post-retirement	—	—	—	—	(1,234)	(1,234)
December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296

December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains	54,045	5,222	—	—	—	59,267
Net change in fair value of OTTI securities	—	(652)	—	—	—	(652)
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	959	—	—	—	959
Amortization on hedging activities	—	—	—	(23)	—	(23)
Pension and post-retirement	—	—	—	—	(883)	(883)
December 31, 2017	$41,210	$72,953	$—	$200	$(3,399)	$110,964

Notes to Financial Statements (continued)

Note 17 – Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Defined Benefit Plan), a tax qualified defined benefit pension plan. The Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC). As a result, certain multiemployer plan disclosures are not applicable to the Defined Benefit Plan. Under the Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers all officers and employees of the Bank that meet certain eligibility requirements.
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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2016. The Bank’s contributions to the Defined Benefit Plan during 2017 were less than 5% of total plan contributions during the plan year ended June 30, 2016. The Bank’s contributions to the Defined Benefit Plan during 2016 were less than 5% of total plan contributions during the plan year ended June 30, 2015.

(dollars in thousands)	2017		2016		2015
Net pension cost charged to compensation and benefit expense for the year ended December 31	$7,212		$7,396		$4,687
Defined Benefit Plan funded status as of July 1	111.3%	(a)	104.7%	(b)	107.0%
Bank’s funded status as of July 1	142.4%		129.6%		126.7%
(a) The Defined Benefit Plan’s funded status as of July 1, 2017 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2017 through March 15, 2018. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2018).
(b) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $7.0 million, $7.0 million and $4.3 million in 2017, 2016, and 2015, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $1.1 million, $1.0 million and $1.2 million for 2017, 2016 and 2015, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $11.4 million and $8.5 million at December 31, 2017 and 2016, respectively, and the Bank recognized operating expenses of $1.6 million, $0.9 million, and $0.2 million for 2017, 2016 and 2015, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. See Note 4 - Trading Securities for additional information.

Notes to Financial Statements (continued)

Post-retirement Health Benefit Plan.  The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 years or age 60 years with a minimum of ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $1.9 million at both December 31, 2017 and 2016.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $8.1 million and $6.3 million at December 31, 2017 and 2016, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 - AFS Securities for additional information.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” and amounts recognized in AOCI. In addition, the Bank recognized $1.5 million, $1.3 million, and $1.2 million in “Compensation and benefits” expense related to these two plans during 2017, 2016 and 2015, respectively.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2017	2016	2017	2016	2017	2016
Benefit obligations	$11,111	$8,992	$1,946	$1,884	$13,057	$10,876
Unrealized actuarial gains (losses) in AOCI	$(3,882)	$(3,039)	$483	$523	$(3,399)	$(2,516)

Note 18 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including BOB loans and letters of credit, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. These transactions with members are entered into in the normal course of business and represent member activity. In instances where the member also has an officer or a director who is a Director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. Related parties are defined as those parties meeting any one of the following criteria: (1) other FHLBanks in the System; (2) members with capital stock outstanding in excess of 10% of total capital stock outstanding; or (3) members and nonmember borrowers that have an officer or director who is a Director of the Bank.
The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2017	2016
Advances	$56,819,556	$60,916,692
Letters of credit (1)	4,612,680	6,236,508
MPF loans	696,204	880,877
Deposits	32,420	16,510
Capital stock	2,470,117	2,707,466
Note:
(1) Letters of credit are off-balance sheet commitments.

Notes to Financial Statements (continued)

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2017	2016	2015
Interest income on advances (1)	$736,136	$383,958	$200,743
Interest income on MPF loans	42,266	52,185	64,002
Letters of credit fees	6,797	8,574	10,796
Prepayment fees on advances	35	8,370	—
Note:
(1) For 2017, 2016 and 2015, respectively, includes contractual interest income of $751.5 million, $433.5 million, and $341.5 million; net interest settlements on derivatives in fair value hedge relationships of $(18.2) million, $(52.1) million, and $(139.8) million; and total amortization of basis adjustments of $2.8 million, $2.5 million, and $(0.9) million.

The following table includes the MPF activity of the related party members.

(in thousands)	2017	2016	2015
Total MPF loan volume purchased	$19,922	$20,951	$8,756

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2017	2016	2015
Servicing fee expense	$2,522	$1,398	$1,147

	December 31,
(in thousands)	2017	2016
Interest-bearing deposits maintained with FHLBank of Chicago	$5,340	$5,909

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During 2017, the total amount borrowed from and repaid to other FHLBanks was $1.0 billion. There were no loans to other FHLBanks during the same period. During 2016 and 2015, there was no lending or borrowing activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During 2017, 2016 and 2015, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2017, 2016 and 2015.

Notes to Financial Statements (continued)

Note 19– Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2017 and December 31, 2016. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2017 and December 31, 2016 are presented in the table below.
Fair Value Summary Table

	December 31, 2017
(in thousands)	Carrying Value	Level 1	Level 2 (1)	Level 3	Netting Adjustment (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,414,992	$3,414,992	$—	$—	$—	$3,414,992
Interest-bearing deposits	280,340	275,000	5,340	—	—	280,340
Federal funds sold	5,650,000	—	5,649,868	—	—	5,649,868
Securities purchased under agreement to resell	500,000	—	499,999	—	—	499,999
Trading securities	399,296	9,657	389,639	—	—	399,296
AFS securities	9,044,387	2,015	8,517,829	524,543	—	9,044,387
HTM securities	1,883,051	—	1,611,151	283,383	—	1,894,534
Advances	74,279,798	—	74,242,369	—	—	74,242,369
Mortgage loans held for portfolio, net	3,923,123	—	3,921,976	—	—	3,921,976
BOB loans, net	14,083	—	—	14,083	—	14,083
Accrued interest receivable	164,459	—	164,459	—	—	164,459
Derivative assets	80,756	—	146,029	—	(65,273)	80,756
Liabilities:
Deposits	$538,076	$—	$538,076	$—	$—	$538,076
Discount notes	36,193,289	—	36,185,419	—	—	36,185,419
Bonds	57,533,722	—	57,439,681	—	—	57,439,681
Mandatorily redeemable capital stock (3)	5,113	5,201	—	—	—	5,201
Accrued interest payable (3)	118,473	—	118,384	—	—	118,384
Derivative liabilities	19,521	—	188,228	—	(168,707)	19,521

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment (2)	Estimated Fair Value
Assets:
Cash and due from banks	$3,587,605	$3,587,605	$—	$—	$—	$3,587,605
Interest-bearing deposits	5,909	—	5,909	—	—	5,909
Federal funds sold	3,222,000	—	3,221,945	—	—	3,221,945
Securities purchased under agreement to resell	2,000,000	—	1,999,962	—	—	1,999,962
Trading securities	395,247	7,092	388,155	—	—	395,247
AFS securities	9,038,081	2,000	8,362,105	673,976	—	9,038,081
HTM securities	2,566,135	—	2,182,254	394,728	—	2,576,982
Advances	76,808,704	—	76,843,531	—	—	76,843,531
Mortgage loans held for portfolio, net	3,390,727	—	3,403,217	—	—	3,403,217
BOB loans, net	12,276	—	—	12,276	—	12,276
Accrued interest receivable	124,247	—	124,247	—	—	124,247
Derivative assets	81,891	—	97,476	—	(15,585)	81,891
Liabilities:
Deposits	$558,891	$—	$558,895	$—	$—	$558,895
Discount notes	28,500,341	—	28,499,258	—	—	28,499,258
Bonds	67,156,031	—	67,163,445	—	—	67,163,445
Mandatorily redeemable capital stock (3)	5,216	5,286	—	—	—	5,286
Accrued interest payable (3)	117,183	—	117,113	—	—	117,113
Derivative liabilities	14,010	—	200,904	—	(186,894)	14,010
Notes:
(1) As of December 31, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of December 31, 2017, the Bank continues to report accumulated variation margin on cleared derivatives with collateral in the “Netting Adjustment” column, although it is accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 11 - Derivatives and Hedging Activities in this Form 10-K. Variation margin received for daily settled contracts was $11.2 million at December 31, 2017.
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

Notes to Financial Statements (continued)

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2017 or 2016.

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

Securities Purchased Under Agreements to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2017 and December 31, 2016. These instruments’ maturity term is overnight.

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

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from multiple third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities, as applicable. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

During the year, the Bank conducts reviews of its pricing vendors to enhance its understanding of the vendors' pricing processes, methodologies and control procedures. To the extent available, the Bank also reviews the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

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

Notes to Financial Statements (continued)

threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of December 31, 2017,the Bank received a price from all of its vendors for substantially all of its MBS holdings and the default price was the final price. In addition, there were minimal outliers to evaluate. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2017, the Bank classified private label MBS as Level 3.

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

The discounted cash flow analysis used to determine the net present value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	Discount rate assumption. Overnight Index Swap (OIS) curve through contractual term.

•	Forward interest rate assumption. LIBOR Swap curve through contractual term.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

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

The Bank's credit risk exposure on cleared derivatives is mitigated by the substitution of a central counterparty for individual counterparties. In addition, the CME Clearing rulebook requires delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. Effective January 3, 2017, CME Clearing made

Notes to Financial Statements (continued)

certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Therefore, the fair value of cleared derivatives is reduced on a trade by trade basis by variation margin due to its treatment as a settlement. The Bank's disclosure on cleared derivatives is described above and in Note 11 - Derivatives and Hedging Activities in this Form 10-K. Initial margin continues to be treated as collateral and accounted for separately.

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

Commitments. For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The Bank issues standby letters of credit for a fee. The unamortized fee is the letter of credit’s carrying value and represents its fair value. The fair value of the Bank’s commitments to extend credit for advances and letters of credit was immaterial at December 31, 2017 and December 31, 2016.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at December 31, 2017 and December 31, 2016. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2017
(in thousands)	Level 1	Level 2 (1)	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$389,639	$—	$—	$389,639
Mutual funds	9,657	—	—	—	9,657
Total trading securities	$9,657	$389,639	$—	$—	$399,296
AFS securities:
Non-MBS:
GSE and TVA obligations	$—	$2,820,779	$—	$—	$2,820,779
State or local agency obligations	—	269,364	—	—	269,364
Mutual funds	2,015	—	—	—	2,015
MBS:
U.S. obligations single family MBS	—	179,273	—	—	179,273
GSE single-family MBS	—	2,665,795	—	—	2,665,795
GSE multifamily MBS	—	2,582,618	—	—	2,582,618
Private label MBS:
Private label residential MBS	—	—	524,543	—	524,543
Total AFS securities	$2,015	$8,517,829	$524,543	$—	$9,044,387
Derivative assets:
Interest rate related	$—	$146,025	$—	$(65,273)	$80,752
Mortgage delivery commitments	—	4	—	—	4
Total derivative assets	$—	$146,029	$—	$(65,273)	$80,756
Total recurring assets at fair value	$11,672	$9,053,497	$524,543	$(65,273)	$9,524,439
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$188,167	$—	$(168,707)	$19,460
Mortgage delivery commitments	—	61	—	—	61
Total recurring liabilities at fair value (3)	$—	$188,228	$—	$(168,707)	$19,521
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$17,329	$—	$17,329
Real estate owned (4)	—	—	8,096	—	8,096
Total non-recurring assets at fair value	$—	$—	$25,425	$—	$25,425

Notes to Financial Statements (continued)

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(2)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$388,155	$—	$—	$388,155
Mutual funds	7,092	—	—	—	7,092
Total trading securities	$7,092	$388,155	$—	$—	$395,247
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$3,183,193	$—	$—	$3,183,193
State or local agency obligations	—	236,412	—	—	236,412
Mutual funds	2,000	—	—	—	2,000
MBS:
U.S. obligations single family MBS	—	216,434	—	—	216,434
GSE single family MBS	—	3,213,162	—	—	3,213,162
GSE multifamily MBS	—	1,512,904	—	—	1,512,904
Private label residential MBS	—	—	673,976	—	673,976
Total AFS securities	$2,000	$8,362,105	$673,976	$—	$9,038,081
Derivative assets:
Interest rate related	$—	$97,450	$—	$(15,585)	$81,865
Mortgage delivery commitments	—	26	—	—	26
Total derivative assets	$—	$97,476	$—	$(15,585)	$81,891
Total recurring assets at fair value	$9,092	$8,847,736	$673,976	$(15,585)	$9,515,219
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$200,806	$—	$(186,894)	$13,912
Mortgage delivery commitments	—	98	—	—	98
Total recurring liabilities at fair value (3)	$—	$200,904	$—	$(186,894)	$14,010
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio (4)	$—	$—	$13,359	$—	$13,359
Real estate owned (4)	—	—	6,475	—	6,475
Total non-recurring assets at fair value	$—	$—	$19,834	$—	$19,834
Notes:
(1) As of December 31, 2017, the amounts reported for cleared derivatives, which are part of the Level 2 amounts in the Derivative assets and Derivative liabilities above, are the net present values of the derivative instruments excluding accumulated variation margin payments.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed by the Bank with the same clearing agent and/or counterparties. As of December 31, 2017, the Bank continues to report accumulated variation margin paid on cleared derivatives with collateral, although they are accounted for as daily settlement payments. This is consistent with disclosure as further described in Note 11 - Derivatives and Hedging Activities in this Form 10-K. Variation margin for daily settled contracts was $11.2 million at December 31, 2017.
(3) Derivative liabilities represent the total liabilities at fair value.
(4) The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

There were no transfers between Levels 1 or 2 during 2017, 2016, or 2015.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3)  for the years ended December 31, 2017, 2016 and 2015. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during 2017 or 2016. During 2015, the Bank transferred three private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded.

AFS Private Label MBS-Residential Year Ended December 31, 2017
Balance, beginning of period	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	20,636
Net OTTI losses, credit portion	(959)
Net unrealized gains on AFS in OCI	159
Reclassification of non-credit portion included in net income	959
Net change in fair value on OTTI AFS in OCI	(652)
Unrealized gains on OTTI AFS in OCI	5,222
Purchases, issuances, sales, and settlements:
Settlements	(174,798)
Balance at December 31	$524,543
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2017	$17,210

	AFS Private Label MBS-Residential Year Ended December 31, 2016	AFS Private Label MBS-HELOCs Year Ended December 31, 2016 (1)
Balance, beginning of period	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	(117)	1,417
Accretion of credit losses in interest income	18,566	203
Net OTTI losses, credit portion	(239)	—
Net unrealized gains on AFS in OCI	29	—
Reclassification of non-credit portion included in net income	356	(1,417)
Net change in fair value on OTTI AFS in OCI	303	—
Unrealized (losses) on OTTI AFS in OCI	(4,609)	(179)
Purchases, issuances, sales, and settlements:
Sales	(8,609)	(8,510)
Settlements	(154,444)	(682)
Balance at December 31	$673,976	$—
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2016	$18,327	$—

Notes to Financial Statements (continued)

	AFS Private Label MBS-Residential Year Ended December 31, 2015	AFS Private Label MBS-HELOCs Year Ended December 31, 2015
Balance, beginning of period	$971,083	$11,699
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	18,479	1,382
Net OTTI losses, credit portion	(894)	—
Net unrealized (losses) on AFS in OCI	(46)	—
Reclassification of non-credit portion included in net income	509	—
Net change in fair value on OTTI AFS in OCI	1,185	—
Unrealized (losses) on OTTI AFS in OCI	(20,651)	(859)
Purchases, issuances, sales, and settlements:
Settlements	(157,211)	(3,054)
Transfer of OTTI securities from HTM to AFS	10,286	—
Balance at December 31	$822,740	$9,168
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2015	$17,585	$1,382
Notes:
(1) All AFS Private Label MBS - HELOCs were sold during the first quarter of 2016.

Note 20 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2017			December 31, 2016
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$18,965,530	$409	$18,965,939	$19,736,792
Commitments to fund additional advances and BOB loans	43,972	—	43,972	158,167
Commitments to fund or purchase mortgage loans	25,487	—	25,487	15,450
Unsettled consolidated obligation bonds, at par	1,076,200	—	1,076,200	2,015,000
Unsettled consolidated obligation discount notes, at par	565,000	—	565,000	—
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $44.1 million and $467.0 million at December 31, 2017 and December 31, 2016, respectively.
(2) Letters of credit in the amount of $2.2 billion and $7.0 billion at December 31, 2017 and December 31, 2016 respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.9 million and $5.0 million as of December 31, 2017 and December 31, 2016, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Refer to Note 10 - Allowance for Credit Losses in this Form 10-K. Excluding BOB, commitments and standby letters of

Notes to Financial Statements (continued)

credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in Other liabilities on the Statement of Condition.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2017 and December 31, 2016. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding of $8.0 billion and $7.1 billion at December 31, 2017 and December 31, 2016, respectively.

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

Lease Commitments. The Bank charged to operating expense net rental costs of $2.1 million for each of the years 2017, 2016 and 2015. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank. The table below presents the future minimum rentals for operating leases as of December 31, 2017.

December 31, 2017
(in thousands)	Premises and Equipment
2018	$1,984
2019	1,927
2020	1,953
2021	1,940
2022	1,937
Thereafter	4,695
Total	$14,436

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

Notes 1, 8, 11, 14, 15, 16 and 18 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2017.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes ten Member Directors and six Independent Directors. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2017, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships. In 2016, 2015 and 2014, the Bank included statements on the skill needs identified by the Board (if any) in each year and that diversity should be considered by members when nominating candidates for Member Directorships as well.

Mr. Plush resigned from the Board, effective March 31, 2017, as a Delaware Member Director. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board was required to elect an individual to fill the vacant seat for the remainder of the term. The Bank’s Board elected Madhukar Dayal, Chief Executive Officer, Santander Bank, N.A., effective July 25, 2017.

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

Mr. Hudson resigned his position as an Independent Director, effective April 24, 2017. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board elected Teresa B. Bazemore, effective August 9, 2017, to fill the remainder of Mr. Hudson’s term.

In 2017, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. Prior to finalizing the Independent Director nominee slate, the Bank’s Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council, and the slate must be sent to the Finance Agency for its review.

In 2017, the Bank’s Board selected incumbent directors Luis A. Cortés and Thomas H. Murphy as independent director nominees based on a determination that they met the required regulatory qualifications. In the case of Mr. Murphy he also had information technology expertise which the Board had previously identified as a skill need on the Board. In addition, Rev. Cortés also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

In 2016, the Bank’s Board selected incumbent directors Patrick A. Bond and Brian A. Hudson as independent director nominees based on a determination that they met the required regulatory qualifications. Messrs. Bond and Hudson also met the qualifications to serve as public interest directors and were designated as public interest directors as well.

In 2015, the Bank’s Board selected incumbent directors John K. Darr and Pamela Godwin as Independent director nominees, based on a determination that they met the required regulatory qualifications. Additionally, Mr. Darr met the identified need for hedging/derivatives experience and Ms. Godwin met the identified need for insurance company experience.

In 2014, the Bank’s Board selected Glenn R. Brooks as the public interest Independent Director nominee, based on a determination that he met the required regulatory qualifications for a public interest director described above. Mr. Brooks was elected to the Bank’s Board in 2014 (for a term beginning January 2015).

2017 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2017 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2017 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2017 designated by the Finance Agency.

In 2017, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Pennsylvania Member Directors elected were: Glenn E. Moyer and Charles J. Nugent. The Independent Directors re-elected were Rev. Cortés and Mr. Murphy. Information about the results of the 2017 Member and Independent Director elections, including the votes cast, was reported in Form 8-K filed on November 13, 2017, included as Exhibit 22.1 to this Form 10-K.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2018) regarding each of the Directors serving on the Bank’s Board, beginning on January 1, 2018. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Patrick A. Bond (Independent) [1]	68	2007	2020	(a)(b)(c)(d)(e)(f)(g)(h)
Lynda A. Messick (Member) [2]	65	2011	2018	(a)(b)(c)(d)(e)(f)(g)(h)
Pamela C. Asbury (Member) [3]	53	2015	2019	(b)(e)(h)
Teresa B. Bazemore (Independent) [4]	58	2017	2020	(a)(d)(h)
James R. Biery (Member)	69	2017	2020	(a)(d)(h)
Glenn R. Brooks (Independent)	54	2015	2018	(d)(f)(h)
Rev. Luis A. Cortés, Jr. (Independent) [5]	60	2007	2021	(d)(f)(g)(h)
John K. Darr (Independent)	73	2008	2019	(b)(e)(h)
Madhukar Dayal (Member) [6]	53	2017	2019	(b)(e)(h)
William C. Marsh (Member)	51	2012	2019	(a)(c)(g)(h)
Brendan J. McGill (Member)	49	2017	2020	(d)(f)(g)(h)
Charlotte B. McLaughlin (Member)	64	2011	2018	(b)(e)(g)(h)
Glenn E. Moyer (Member)	66	2018	2021	(a)(c)(h)
Thomas H. Murphy (Independent) [7]	55	2016	2021	(c)(e)(g)(h)
Charles J. Nugent (Member)	69	2010	2021	(b)(f)(h)
Bradford E. Ritchie (Member)	50	2011	2018	(a)(c)(g)(h)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources and Office of Minority and Women Inclusion (OMWI) Committee
(g) Member of Executive Committee
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole.

1 Serves on the Executive and ERM Committees and as a nonvoting ex-officio member of other committees.
2 Serves on the Executive, ERM, Governance and Human Resources and OMWI Committees and as a nonvoting ex-officio member of other committees. Ms. Messick was elected by the Board in 2011 to fill a seat vacated by a Delaware Member Director for a term that ended December 31, 2011. She was again elected in June 2012 to fill a seat vacated by another Delaware Member Director for a term that ended December 31, 2014.
3 Ms. Asbury was originally elected in 2015 by the Board to fill a seat vacated by a Delaware Member Director for a term ending December 31, 2015.
4 Pursuant to Finance Agency Regulation, Ms. Bazemore was elected by the Bank’s Board, effective August 9, 2017, to fill a seat vacated by Mr. Hudson for a term ending December 31, 2020. See Form 8-K filed by the Bank on August 10, 2017.
5 Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
6 Pursuant to Finance Agency Regulation, Mr. Dayal was elected by the Bank’s Board to fill a seat vacated by Mr. Plush for a term ending December 31, 2019. See Form 8-K filed by the Bank on July 26, 2017.
7 Pursuant to Finance Agency Regulation, Mr. Murphy was originally elected by the Bank’s Board, effective November 14, 2016, to fill a seat vacated for a term ending December 31, 2017.

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

Lynda A. Messick (Vice Chair). Lynda Messick joined the Board of Directors of the Bank in 2012. She is a Director of County Bank Delaware and was formerly the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank, a community bank she helped found in 1979.  Ms. Messick also serves as a Vice Chair of Atlantic Community Bankers Bank. Ms. Messick is Chair of the Nanticoke Health Services board, a nonprofit health care provider in Sussex County Delaware. She is a director of Micronic Technologies, a privately held water technology company.

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

Teresa B. Bazemore. Teresa Bazemore joined the Board of Directors of the Bank in August 2017. Ms. Bazemore holds a Bachelor’s Degree from the University of Virginia and a J.D. from Columbia University. In the first half of 2017, she retired as President of Radiant Guaranty, where prior to that served as the Executive Vice President, General Counsel, Chief Risk Officer and Corporate Secretary of its parent company, Radian Group, Inc. Ms. Bazemore currently also serves on the Boards of Directors of Chimera Investment Corporation and the T Rowe Price Funds. She currently provides consulting services primarily through Bazemore Consulting LLC. Ms. Bazemore has served on the Federal Reserve Bank of Philadelphia Economic Advisory Council and the Fannie Mae National Advisory Council. She also previously served as the Chair of the Research Institute for Housing America.

James R. Biery. James Biery joined the Board of Directors of the Bank in January 2017. Mr. Biery is Director of DNB First, NA where he currently is Chairman of the Benefits & Compensation, Audit, and Nominating & Corporate Governance Committees. Mr. Biery is the former President and CEO of the Pennsylvania Bankers Association (PBA), a position he held for the last 22 years of his 37-year tenure at the PBA which ended in November 2013. Mr. Biery is Chairman of the Pennsylvania Banking and Securities Commission. Mr. Biery chaired the Pennsylvania Department of Banking Transition Team under Governor Corbett. Mr. Biery is Treasurer and Partner of Tri-County Investors. Mr. Biery is past Chairman of the State Association Division of the American Bankers Association, former Board member for Silver Spring Township Authority and the Eagle Foundation of the Cumberland Valley School District. Mr. Biery graduated from Lebanon Valley College and received a Masters in Governmental Administration from the Wharton Graduate School at the University of Pennsylvania.

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

John K. Darr. John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks’ Office of Finance at the end of 2007 where he served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System’s Combined Financial Statement and was intimately involved in the FHLBank System’s SEC Registration process. Mr. Darr has a total of 46 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. In addition to his service on the Board of FHLBank Pittsburgh, Mr. Darr served as a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds through December 31, 2017. Mr. Darr also serves as a Director of two non-profit entities, including Meals on Wheels, Lewes/Rehoboth and the West Rehoboth Land Trust.

Madhukar Dayal. Madhukar (Duke) Dayal joined the Board of Directors of the Bank in July 2017. Mr. Dayal has been a Senior Executive Vice President and Chief Financial Officer of Santander Bank and Santander Holdings USA, Inc. since April 14, 2016. In August 2017, Mr. Dayal was named Chief Executive Officer of Santander Bank, N.A. He has nearly two decades of experience with large U.S. and international financial institutions. He was previously CFO of BancWest and Bank of the West, the California-based retail and commercial bank, and was named CFO of BNP Paribas USA, the company’s holding company in the U.S. Prior to BNP Paribas and Bank of the West, he helped lead a private equity start-up for JP Morgan Chase, Brysam Global Partners, focused on building an international consumer banking franchise. Prior to that, he spent eight years with Citi in a variety of operations and finance roles in New York, California, South Korea and Brussels. He has a BA in accounting and finance from Trent University in Nottingham, England, and he is a Member of the Chartered Institute of Management Accountants in England.

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

Brendan J. McGill. Brendan McGill joined the Board of Directors of the Bank in January 2017. Mr. McGill is President and Chief Operating Officer of Harleysville Bank. Mr. McGill has served as a Director and President of Harleysville Financial Corporation since September 2014 and as Chief Operating Officer since June 2010. Previously, Mr. McGill served as Executive Vice President and Chief Financial Officer from May 2009 until September 2014. From February 2000 until May 2009, Mr. McGill served as the company’s Senior Vice President, Treasurer and Chief Financial Officer. Mr. McGill joined the Harleysville Bank in September 1999 as Senior Vice President, Chief Financial Officer and Treasurer.

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

Glenn E. Moyer. Glenn Moyer joined the Board of Directors of the Bank in January 2018. Mr. Moyer is a director of Univest Bank and Trust Co. and a director of Univest Corporation of Pennsylvania, the bank’s holding company. Through his firm, Live Oak Strategies, LLC, he undertakes advisory engagements on a limited basis. Mr. Moyer served as Pennsylvania’s Secretary of Banking and Securities from 2011 to 2015 and as Board Chair of the Pennsylvania Housing Finance Agency and voting member of seven other Pennsylvania commonwealth boards during that same period. For more than 30 years prior to his service to the commonwealth, he held a variety of positions in commercial banking including Division President of Meridian Bancorp, Inc. and President, CEO and Director of The Elverson National Bank and of National Penn Bank and its holding company, National Penn Bancshares, Inc. He holds the degrees of Master of Business Administration from St. Joseph’s University, Master of Education from Eastern New Mexico University and Bachelor of Science from Pennsylvania State University. Following his graduation from Penn State, he served as an officer in the U.S. Air Force.

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

Bradford E. Ritchie. Bradford Ritchie joined the Board of Directors of the Bank in January 2011. Mr. Ritchie is currently the President of Summit Community Bank. Prior to joining Summit Community Bank he served as the President of Charleston Market of United Bank Inc. until July 2008. Before then, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA, a past president of the West Virginia Society of Certified Public Accountants, and a current board member of the Community Bankers of West Virginia. Mr. Ritchie serves on the Board of Trustees of the University of Charleston and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board of Directors. The Audit Committee is responsible for the appointment, compensation, and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee also pre-approves all auditing services and approves all audit engagement fees, as well as any permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Committee. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

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

As of February 28, 2018, the Audit Committee was composed of Mr. Ritchie (Chair), Ms. Bazemore (Vice Chair), and Messrs. Biery, Marsh and Moyer. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Ritchie and Marsh are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Ritchie, Marsh, Biery and Moyer are not independent; Ms. Bazemore is independent under that definition. Messrs. Ritchie, Marsh, Biery, Moyer and Ms. Bazemore are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2018) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	63	President and Chief Executive Officer
Kristina K. Williams	53	Chief Operating Officer
John P. Cassidy	54	Chief Information Officer
Carolyn M. McKinney	55	Chief Human Resources Officer
David G. Paulson	53	Chief Financial Officer
Michael A. Rizzo	56	Chief Risk Officer
Dana A. Yealy	58	General Counsel and Corporate Secretary

Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer effective January 1, 2011. Previously, he was Chief Operating Officer, a position that he assumed in November 2009. Prior to joining the Bank, Mr. Watson worked at J.P. Morgan for 24 years in a variety of capital markets and financial institution roles most recently as Managing Director in its Asia Pacific investment banking business. Earlier, Mr. Watson led the building of the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises. Mr. Watson serves as a director of the Office of Finance of the Federal Home Loan Banks and the Pentegra Defined Benefit Plan. He is involved in the community as a board member of the Pittsburgh Ballet Theater, the Neighborhood Academy, and the Pennsylvania Economy League of Greater Pittsburgh. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.

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

John P. Cassidy joined the Bank in 1999. In January 2012, Mr. Cassidy was promoted to CIO. He previously served as the Director of Information Technology since 2005. As CIO, Mr. Cassidy is responsible for all aspects of information technology including cyber-security. Prior to joining the Bank, Mr. Cassidy held various IT leadership positions at DuPont, GMAC Mortgage, and Electronic Data Systems. In addition to a BS degree in Computer Science, Mr. Cassidy has an MBA with a focus on Information Technology from the Katz Graduate School of Business at the University of Pittsburgh.

Carolyn M. McKinney joined the Bank in December 2015 and became Chief Human Resources Officer in March 2017. In her role, Ms. McKinney is responsible for strategic human resources leadership, including design and implementation of key initiatives in diversity and inclusion, talent management, organizational development and compliance. She advises the Board of Directors on executive performance management, succession planning and total rewards strategy, to name a few. Prior to joining the Bank in 2015, Ms. McKinney was Vice President, Human Resources at Peoples Natural Gas LLC. A certified Senior HR professional, Ms. McKinney holds a Bachelor of Fine Arts degree from Carnegie Mellon University, a Master of Science degree in Human Resource Management from La Roche College and has served on several regional non-profit boards, including Habitat for Humanity of Greater Pittsburgh.

David G. Paulson, Chief Financial Officer, joined the Bank in March 2010 as Director, Mortgage Finance and Balance Sheet Management. Mr. Paulson became the Managing Director of Capital Markets in 2012 and Chief Financial Officer in 2013. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities, including, as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a BS in Finance and an MBA, both from Duquesne University.

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

Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, the Bank’s diversity and inclusion office and corporate secretary, functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations. Mr. Yealy is a Board member of the Pittsburgh Civic Light Opera.

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

2017 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2017, the Bank's CEO and other Executives were compensated through a mix of base salary, incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks (using an “Overall Functional Heads” benchmark); and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets (using “Salary Rank” and “Job Specific” matches).

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

For 2017, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts upon future Bank performance. Details regarding the 2017 incentive compensation goals are discussed below.

As discussed above, for 2017, for the CEO and other Executives, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review which, along with consideration of the CEO’s and other Executives’ performance is used to establish their annual base salaries. The following is a list of peers used in the benchmarking.

ABN AMRO	Cullen Frost Bankers, Inc.	Nordea Bank
Agricultural Bank Of China	DBS Bank	Norinchukin Bank, New York Branch
AIB	DnB Bank	Northern Trust Corporation
Ally Financial Inc.	DZ Bank	Old National Bancorp
Arvest	Fannie Mae	People's United Bank, National Assoc
Australia & New Zealand Banking Group	Federal Home Loan Banks (1)	Pinnacle Financial Partners, Inc.
Banc of California Inc.	Federal Reserve Banks (2)	PNC Bank
Banco Bilbao Vizcaya Argentaria	Fifth Third Bank	Rabobank
BancorpSouth Inc.	First Citizens Bank	Regions Financial Corporation
Bank Hapoalim	First Hawaiian Bank	Royal Bank of Canada
Bank of America Merrill Lynch	First Midwest Bancorp Inc.	Royal Bank of Scotland Group
Bank of Hawaii Corp.	First Republic Bank	Santander Bank, NA
Bank of Hope	Flagstar Bancorp Inc.	SchoolsFirst Federal Credit Union
Bank of New York Mellon	FNB Omaha	Societe Generale
Bank of Nova Scotia	Freddie Mac	Standard Chartered Bank
Bank of the Ozarks, Inc.	Fulton Financial Corp.	State Street Corporation
Bank of the West	GE Capital	Sterling Bancorp
Bank of Tokyo - Mitsubishi UFJ	Great Western Bancorp	Sumitomo Mitsui Banking Corporation
Bayerische Landesbank	Hancock Bank	SunTrust Banks
BBVA Compass	Hilltop Holdings Inc.	SVB Financial Group
BMO Financial Group	HSBC	Synchrony Financial
BNP Paribas	Huntington Bancshares, Inc.	Synovus
Boeing Employees Credit Union	Industrial and Commercial Bank of China	TCF National Bank
BOK Financial Corporation	ING	TD Ameritrade
Branch Banking & Trust Co.	International Bancshares Corp.	TD Securities
Bremer Financial Corporation	Intesa Sanpaolo	Texas Capital Bank
Brown Brothers Harriman	Investors Bancorp, Inc	The PrivateBank
Capital One	JP Morgan Chase	Trustmark Corporation
Cathay General Bancorp	KBC Bank	U.S. Bancorp
Charles Schwab & Co.	KeyCorp	UMB Financial Corporation
Chemical Financial Corporation	Landesbank Baden-Wuerttemberg	Umpqua Holding Corporation
China Construction Bank	Lloyds Banking Group	UniCredit Bank AG
CIBC World Markets	M&T Bank Corporation	United Bankshares Inc.
CIT Group	Macquarie Bank	United Community Banks, Inc
Citigroup	MB Financial Inc.	Valley National Bank
Citizens Financial Group	MidFirst Bank	Washington Federal Inc.
City National Bank	Mizuho Trust & Banking Co. (USA)	Webster Bank
Comerica	MUFG Securities	Wells Fargo Bank
Commerzbank	National Australia Bank	Western Alliance Bancorp
Commonwealth Bank of Australia	Natixis	Westpac Banking Corporation
Crédit Agricole CIB	New York Community Bank	Zions Bancorporation
Credit Industriel et Commercial - N.Y.	Nord/LB
Notes:
(1) The Federal Home Loan Bank group includes all of the other Federal Home Loan Banks.
(2) Includes Federal Reserve Banks in Atlanta, Boston, Chicago, Cleveland, Kansas City, Minneapolis, New York, Richmond, San Francisco and St. Louis.

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

Determining the CEO's Cash Compensation

For 2017, the Human Resources and OMWI Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. After consideration of this analysis, the Board established Mr. Watson’s 2017 base salary at $806,783.

Determining Other Executives' Cash Compensation

In 2017, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources and OMWI Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives. Effective January 1, 2017, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2017 Executive Officer Incentive Compensation Plan (2017 Plan). The 2017 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2017 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	60%	75%	100%
COO	55%	70%	85%
CFO	50%	65%	80%
Other NEOs	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2017 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2017 current awards and deferred incentive award installments would be paid under the 2017 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2017 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2017 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.12.3 to the 2016 Form 10-K for the full terms of the 2017 Plan.

2018 Executive Officer Incentive Compensation Plan (2018 Plan). The 2018 Plan is identical to the 2017 Plan noted above. Following December 31, 2018, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2018 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2018 current awards and deferred incentive award installments would be paid under the 2018 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2019
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2020
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2021
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2022
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2018 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2018” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2018 Plan are the same as set forth in the 2017 Plan described above. See Exhibit 10.12.3 to this Form 10-K for the full terms of the 2018 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2017.

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

The Bank may also provide a tax gross-up for some of the perquisites offered, including relocation benefits. Additionally, for the CEO and other Executives, the Bank provides parking. Perquisites for the CEO and other Executives are detailed on the Summary Compensation Table and accompanying narrative, where an individual’s aggregate perquisites are $10,000 or more.

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

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit

Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $270 thousand for 2017.

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

In addition to the Thrift Plan, the CEO and other Executives are also eligible to participate in the Supplemental Thrift Plan, an unfunded nonqualified defined contribution plan that, in many respects, mirrors the Thrift Plan. The Supplemental Thrift Plan ensures, among other things, that the CEO and other Executives whose benefits under the Thrift Plan would otherwise be restricted by certain provisions of the IRC or limitations in the Thrift Plan are able to make elective pretax deferrals and receive the Bank matching contributions on those deferrals. In addition, the Supplemental Thrift Plan permits deferrals of Bank matching contributions on the current portion of the incentive compensation awards, subject to the limits on deferrals of compensation under the Supplemental Thrift Plan. Effective January 1, 2015, upon amendment of the Supplemental Thrift Plan, participants are permitted to elect to defer a portion of their deferred incentive awards to this Plan as well. Any such awards which are deferred to the Supplemental Thrift Plan are subject to a separate payment election.

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

The current incentive award portion of any incentive compensation award for the CEO and other Executives is eligible for a Bank matching contribution under the Supplemental Thrift Plan; any incentive award installments further deferred to the Supplemental Thrift Plan are not eligible for a Bank matching contribution. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

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

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2017 and there are no current Interlocks. With respect to independence of the Directors serving on the Committee see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources and OMWI Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources and OMWI Committee has recommended to the Board that the CD&A be included in the Bank’s 2017 Form 10-K.

The Human Resources and OMWI Committee of the Board of Directors

Mr. Brendan J. McGill         Chair
Mr. Glenn R. Brooks         Vice Chair
Rev. Luis A. Cortés
Ms. Lynda A. Messick
Mr. Charles J. Nugent

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2017	$806,783	$—	$815,271	$480,000	$72,808	$2,174,862
	2016	775,753	—	753,061	360,000	68,737	1,957,551
	2015	725,003	—	738,723	249,000	73,137	1,785,863
Kristina K. Williams (2) Chief Operating Officer	2017	$509,373	$—	$422,452	$502,000	$46,697	$1,480,522
	2016	489,781	—	379,394	276,000	43,561	1,188,736
	2015	466,458	—	343,849	110,000	39,834	960,141
David G. Paulson (3) Chief Financial Officer	2017	$404,335	$—	$302,956	$195,000	$34,639	$936,930
	2016	385,081	—	258,164	109,000	30,787	783,032
	2015	327,450	—	194,148	46,000	24,781	592,379
Michael A. Rizzo (4) Chief Risk Officer	2017	$380,513	$—	$255,581	$177,000	$30,077	$843,171
	2016	365,878	—	228,359	109,000	28,267	731,504
	2015	322,644	—	206,414	52,000	24,525	605,583
Dana A. Yealy (5) General Counsel	2017	$357,553	$—	$241,627	$691,000	$28,337	$1,318,517
	2016	347,139	—	215,805	419,000	27,046	1,008,990
	2015	306,120	—	193,520	141,000	23,168	663,808
Notes:

(1)
For 2017, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2017 performance against goals as set forth below as well as deferred incentive earned in 2017 under the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $70,080 and the remainder is insurance premium contributions. For 2016, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as deferred incentive earned in the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $68,295 and the remainder is insurance premium contributions. For 2015, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $62,655 and the remainder is in insurance premium contributions, parking, spouse travel and mileage.

(2)
For 2017, Ms. William’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2017 performance against goals as set forth below as well as deferred incentive earned in 2017 under the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $42,446 and the remainder is insurance premium contributions. For 2016, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as deferred incentive earned in the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $39,882 and the remainder is insurance premium contributions. For 2015, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $36,678 and the remainder is insurance premium contributions.

(3)
For 2017, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2017 performance against goals as set forth below as well as deferred incentive earned in 2017 under the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $33,026 and the remainder is insurance premium contributions. For 2016, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as deferred incentive earned in the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $30,764 and the remainder is insurance premium contributions. For 2015, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as the deferred incentive earned under the Key Employee Plan and in the 2013 and 2014 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,754 and the remainder is insurance premium contributions.

(4)
For 2017, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2017 performance against goals as set forth below as well as deferred incentive earned in 2017 under the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $30,054 and the remainder is insurance premium contributions. For 2016, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as deferred incentive earned in the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $28,244 and the remainder is insurance premium contributions. For 2015, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as the deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $24,498 and the remainder is insurance premium contributions.

(5)
For 2017, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on the 2017 performance against goals as set forth below as well as deferred incentive earned in 2017 under the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $28,314 and the remainder is insurance premium contributions. For 2016, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as deferred incentive earned in the 2013, 2014, and 2015 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $27,023 and the remainder is insurance premium contributions. For 2015, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2015 Form 10-K as well as the deferred incentive earned in the 2012, 2013, and 2014 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $23,141 and the remainder is insurance premium contributions.

(6)
The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2017, the annual total compensation of the CEO, as reported in the SCT above was $2,174,862, and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $152,864. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 14 to 1.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2017, the Bank’s employee population consisted of 213 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2017 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the entire fiscal year ending December 31, 2017 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2017, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 14 full-time employees who were hired in 2017 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2017 for the 2016 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee.

For any employee not employed by the Bank on the date that cash incentive awards were paid during 2017 for the 2016 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed on such date. The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2016 Bankwide goals (refer to these goals in Exhibit 10.12.2 in the Bank’s 2016 Form 10-K) and (2) the incentive compensation payouts in 2017 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $152,864 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions.

The above is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of the Bank’s employees.

Non-Equity Incentive Plan Compensation

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

A.
Increase member use of core products by year-end 2017. Core products include: Advances, MPF, letters of credit, safekeeping and four community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, and First Front Door) (30% weighting);

B.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (35% weighting) (30% CRO weighting);

C.	Key risk indicator (KRI) performance (10% weighting) (15% CRO weighting);

D.	Peer operating expense scorecard - basket of four metrics (10% weighting);

E.	Strengthen employee engagement and diversity and inclusion. Create and implement OMWI strategic plan (15% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2017 GAAP net income	$339,632
Adjustments:
Advance prepayment fees	$(190)
Mortgage delivery commitments	1,058
Earnings at risk (EaR) and unrealized gain/loss on securities	(7,489)
Derivative ineffectiveness	(1,192)
Other adjustments (1)	(3,300)
Subtotal - adjustments	$(11,113)
AHP	1,111
Adjusted earnings (non-GAAP)	$329,630
Notes:
(1) Represents a one-time increase to interest income as a result of recognizing excess non-accrual interest on the Bank’s MPF loans. For more information on the Bank’s accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in this Form 10-K.

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2017 Plan.

			To Achieve:				Payout % (2)
Goal (1)	Other NEO Weighting	CRO Weighting	Threshold Payout	Target Payout	Maximum Payout	2017 Results	CEO	COO	CFO	CRO	Other NEOs
A	30%	30%	655	690	745	756	30.00%	25.50%	24.00%	21.00%	21.00%
B	35%	30%	375	449	500	569 bps	35.00%	29.75%	28.00%	21.00%	24.50%
C	10%	15%	8 of 129	10 of 12	12	10.67	8.33%	7.50%	7.00%	9.00%	6.00%
D	10%	10%	Rank 8	Rank 6	Rank 2	Rank 1	10.00%	8.50%	8.00%	7.00%	7.00%
E	15%	15%	1 of 3	2 of 3	3 of 3	3	15.00%	12.75%	12.00%	10.50%	10.50%
Total Payout							98.33%	84.00%	79.00%	68.50%	69.00%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2017 Plan which is Exhibit 10.12.3 to the Bank’s 2016 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2017 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $(2)	2017 actual incentive payout (A)	2016 deferred incentive $ (B) (4)	2015 deferred incentive $ (C) (5)	2014 deferred incentive $ (D) (6)	Total incentive payout (3)
Winthrop Watson	$806,783	100%	$806,783	$396,668	$150,506	$151,042	$117,054	$815,271
Kristina K. Williams	$509,373	85%	$432,967	$213,937	$82,524	$72,884	$53,107	$422,452
David G. Paulson	$404,335	80%	$323,468	$159,712	$60,871	$51,164	$31,208	$302,956
Michael A. Rizzo	$380,513	70%	$266,359	$130,326	$50,159	$43,691	$31,405	$255,581
Dana A. Yealy	$357,553	70%	$250,287	$123,356	$47,642	$41,454	$29,175	$241,627
Notes:
(1) Base salary in effect on December 31, 2017 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2017 in 2018 (see column A) and the remaining amount will be deferred and contingently payable in 2019, 2020 and 2021.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D).
(4) Based on the provisions of the 2016 Executive Officer Incentive Compensation Plan, the deferral amount from the 2016 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.
(5) Based on the provisions of the 2015 Executive Officer Incentive Compensation Plan, the deferral amount from the 2015 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.
(6) Based on the provisions of the 2014 Executive Officer Incentive Compensation Plan, the deferral amount from the 2014 plan year includes a 10% increase since the deferral criteria were met at the maximum level payout.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2017 distributable under the 2014, 2015, 2016 and 2017 plans.

Name and Principal Position	Amount Distributable in 2018	Amount Distributable in 2019	Amount Distributable in 2020	Amount Distributable in 2021	Total(1)(2)
Winthrop Watson President and CEO	$418,603	$466,827	$315,785	$165,279	$1,366,493
Kristina K. Williams Chief Operating Officer	$208,515	$244,548	$171,664	$89,140	$713,868
David G. Paulson Chief Financial Officer	$143,244	$178,582	$127,418	$66,547	$515,791
Michael A. Rizzo Chief Risk Officer	$125,255	$148,153	$104,462	$54,302	$432,172
Dana A. Yealy General Counsel	$118,271	$140,494	$99,040	$51,398	$409,203
Notes:
(1) Based on the provisions of the 2015 and 2016 Executive Officer Incentive Compensation Plans, the deferral amount from the 2015 and 2016 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.
(2) Based on the provisions of the 2014 Executive Officer Incentive Compensation Plans, the deferral amount from the 2014 plan year includes a 10% increase since the deferral criteria were assumed to have been met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $270 thousand for 2017. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2016 and December 31, 2017. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2016, 55% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2016) and 45% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2016. As of December 31, 2017, 55% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2017) and 45% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2017. The interest rates used are 4.14% as of December 31, 2016 and 3.60% as of December 31, 2017. The difference between the present value of the December 31, 2017 accrued benefit and the present value of the December 31, 2016 accrued benefit is the “change in pension value” for the Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2016 and December 31, 2017. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2016, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2016). As of December 31, 2017, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2017). As of December 31, 2016, the benefit is valued using an interest rate of 4.00%. As of December 31, 2017, the benefit is valued using an interest rate of 3.60% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 3.00%. The difference between the present value of the December 31, 2017 accrued benefit and the present value of the December 31, 2016 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2017 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2017 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2017 Plan, not actual performance. Actual performance under the 2017 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2017 Grants

Estimated Future Payouts under Non-equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2017	Amount Payable 2018	Amount Payable 2019	Amount Payable 2020	Amount Payable 2021
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $484,070 $605,087 $806,783	50% Payout $242,035 $302,544 $403,392	Deferred Amount $100,484 $126,060 $168,080	Deferred Amount $100,484 $126,060 $168,080	Deferred Amount $100,484 $126,060 $168,080
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $280,155 $356,561 $432,967	50% Payout $140,078 $178,281 $216,484	Deferred Amount $58,366 $74,284 $90,201	Deferred Amount $58,366 $74,284 $90,201	Deferred Amount $58,366 $74,284 $90,201
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $202,168 $262,818 $323,468	50% Payout $101,084 $131,409 $161,734	Deferred Amount $42,118 $54,754 $67,389	Deferred Amount $42,118 $54,754 $67,389	Deferred Amount $42,118 $54,754 $67,389
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $152,205 $209,282 $266,359	50% Payout $76,103 $104,641 $133,180	Deferred Amount $31,709 $43,600 $55,492	Deferred Amount $31,709 $43,600 $55,492	Deferred Amount $31,709 $43,600 $55,492
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $143,021 $196,654 $250,287	50% Payout $71,511 $98,327 $125,144	Deferred Amount $29,796 $40,970 $52,143	Deferred Amount $29,796 $40,970 $52,143	Deferred Amount $29,796 $40,970 $52,143
Note: As described above in the 2017 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2017 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2019, 2020, and 2021 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed are met in each year for purposes of this calculation.

Stated Bank Performance Criteria, 2017. Payment of each deferred incentive award installment in 2019, 2020, and 2021 related to December 31, 2017 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

The Plan states that in no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant’s base salary. For the CEO, the aggregate amount of the 2017 Current Incentive Award plus the 2014, 2015 and 2016 Deferred Incentive Award installments payable by March 15, 2018 equaled 101.1% of the CEO's base salary. Because the total amount exceeded the 100% limit by a de minimis amount (less than 2%), the Bank's Board determined, on an exception basis, to approve payment of the aggregate amount, irrespective of the 100% of base salary limitation in the Plan. The Board's action is subject to Finance Agency review and non-objection.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2017. The actual amount of the payout will be based on the executives' base salary at December 31, 2017.

2018 Grants

Estimated Future Payouts under Non-equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2018	Amount Payable 2019	Amount Payable 2020	Amount Payable 2021	Amount Payable 2022
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $503,433 $629,291 $839,055	50% Payout $251,716 $314,645 $419,527	Deferred Amount $174,803	Deferred Amount $174,803	Deferred Amount $174,803
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $299,766 $381,520 $463,275	50% Payout $149,883 $190,760 $231,637	Deferred Amount $96,516	Deferred Amount $96,516	Deferred Amount $96,516
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $216,319 $281,215 $346,111	50% Payout $108,160 $140,608 $173,055	Deferred Amount $72,106	Deferred Amount $72,106	Deferred Amount $74,106
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $158,294 $217,654 $277,014	50% Payout $79,147 $108,827 $138,507	Deferred Amount $57,711	Deferred Amount $57,711	Deferred Amount $57,711
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $148,742 $204,520 $260,299	50% Payout $74,371 $102,260 $130,149	Deferred Amount $54,229	Deferred Amount $54,229	Deferred Amount $54,229
Note: As described above in the 2018 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2018 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2020, 2021, and 2022 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2018. The actual amount of the payout will be based on the executives' base salary at December 31, 2018. The Board approved a base salary increase of 2% for Ms. Williams, effective March 1, 2018.  The Board's action is subject to Finance Agency review and non-objection.

Under the 2018 Plan, the actual annual award opportunity for January 1, 2018, through December 31, 2018, and payouts are based on a percentage of the executive's base salary as of December 31, 2018. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows.

•
Increase member use of core products by year-end 2018. Core products include: Advances, MPF, letters of credit, safekeeping and four community investment products (Affordable Housing Program, Community Lending Program, Banking On Business and First Front Door) (30% weighting);

•	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (30% weighting);

•	KRI performance (10% weighting);

•	Peer operating expense scorecard - basket of four metrics (10% weighting);

•	Diversity and inclusion strategic plan (10% weighting);

•	Business continuity plan and resiliency (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2018 Plan. See Exhibit 10.12.3 to this Form 10-K.

Stated Bank Performance Criteria, 2018. Payment of each deferred incentive award installment in 2020, 2021, and 2022 related to December 31, 2018 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	7.58	$407,000	$—
	SERP	8.08	$1,418,000	$—
Kristina K. Williams Chief Operating Officer	Pentegra Defined Benefit Plan	12.50	$694,000	$—
	SERP	13.00	$1,225,000	$—
David G. Paulson Chief Financial Officer	Pentegra Defined Benefit Plan	7.25	$254,000	$—
	SERP	7.75	$256,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	7.33	$309,000	$—
	SERP	7.83	$272,000	$—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	31.83	$2,068,000	$—
	SERP	32.33	$1,443,000	$—

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2017, Mr. Watson, Ms. Williams, Mr. Rizzo, and Mr. Yealy were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2017	Registrant Contributions in 2017	Aggregate Earnings (Losses) in 2017	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2017
Winthrop Watson President and CEO	$432,328	$64,029	$358,916	$—	$2,983,286
Kristina K. Williams Chief Operating Officer	$103,680	$36,079	$140,315	$—	$1,640,619
David Paulson Chief Financial Officer	$119,607	$27,971	$96,510	$—	$670,194
Michael A. Rizzo Chief Risk Officer	$68,550	$23,395	$93,951	$—	$578,237
Dana A. Yealy (1) General Counsel	$127,105	$20,865	$365,995	$—	$2,258,747
Note:
(1) Aggregate Balance at December 31, 2017 also includes further deferral of deferred compensation of $195,800 and applicable investment earnings of $1,495.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Amounts shown as "Executive Contributions in 2017" were deferred and reported as "Salary" and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as "Registrant Contributions in 2017" are reported as "All Other Compensation" in the SCT.

The CEO and other Executives may defer up to 80% of their total cash compensation (base salary and annual incentive compensation), less their contributions to the qualified thrift plan. All benefits are fully vested at all times and subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are closely matched to those available under the qualified defined contribution plan. Investment options include stock funds, bond funds, money market funds and target retirement funds.

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2017.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$806,783	52 weeks	$15,008	12 months	$11,000	$832,791
Kristina K. Williams Chief Operating Officer	52 weeks	$509,373	52 weeks	$15,008	12 months	$11,000	$535,381
David G. Paulson Chief Financial Officer	28 weeks	$217,719	28 weeks	$6,435	12 months	$11,000	$235,154
Michael A. Rizzo Chief Risk Officer	28 weeks	$204,892	28 weeks	$8,081	12 months	$11,000	$223,973
Dana A. Yealy General Counsel	52 weeks	$357,553	52 weeks	$15,008	12 months	$11,000	$383,561
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

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Potential Incentive Award(2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning(4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount(7)	Severance/ Defined Contribution Match Amount(6)*	Total
Winthrop Watson President and CEO	$2,412,282	$1,809,212	$22,511	$26,000	$1,053,000	$1,366,493	$253,290	$6,942,787
Kristina K. Williams Chief Operating Officer	$1,018,746	$713,122	$22,511	$26,000	$695,000	$713,868	$103,912	$3,293,160
David G. Paulson Chief Financial Officer	$808,670	$525,636	$17,926	$26,000	$260,000	$515,791	$80,058	$2,234,082
Michael A. Rizzo Chief Risk Officer	$761,027	$418,565	$22,511	$26,000	$262,000	$432,172	$70,775	$1,993,050
Dana A. Yealy General Counsel	$715,106	$393,309	$22,511	$26,000	$886,000	$409,203	$66,505	$2,518,634
* Includes both qualified and nonqualified plans.
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
(7) The 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2014, 2015, and 2016 current incentive award. The 2017 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2017 current incentive award would also be paid out upon a CIC event along with the 2014, 2015, and 2016 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12 to the Bank’s 2013 Form 10-K for the full terms of the 2014 Plan. See Exhibit 10.12.2 to the Bank’s 2014 Form 10-K for the terms of the 2015 Plan. See Exhibit 10.12.2 to the Bank’s 2015 Form 10-K for the terms of the 2016 Plan. See Exhibit 10.12.3 to the Bank’s 2016 Form 10-K for the terms of the 2017 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2017 Directors’ Compensation Policy (2017 Compensation Policy) as adopted by the Bank's Board. Under the 2017 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2017.

	Retainer Fees	Meeting Fees	Total
Board Chair	$67,828	$69,672	$137,500
Board Vice Chair	$57,564	$57,436	$115,000
Committee Chair	$57,564	$57,436	$115,000
Director	$51,252	$51,248	$102,500

The 2017 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2016 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2017 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2017.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Patrick A. Bond (Chair)	$137,500	$23	$137,523
John K. Darr (Vice Chair)	115,000	23	115,023
Pamela C. Asbury	102,500	23	102,523
Teresa B. Bazemore *	45,814	23	45,837
James R Biery	102,500	23	102,523
Glenn R. Brooks	102,500	23	102,523
Luis A. Cortés Jr.	115,000	23	115,023
Madhukar (Duke) Dayal *	47,904	23	47,927
Pamela H. Godwin	115,000	23	115,023
Brian A. Hudson *	37,330	23	37,353
William C. Marsh	105,072	23	105,095
Brendan J McGill	102,500	23	102,523
Charlotte B. McLaughlin	115,000	23	115,023
Lynda A. Messick	115,000	23	115,023
Charles J. Nugent	115,000	23	115,023
Thomas H. Murphy	102,500	23	102,523
Gerald P. Plush *	21,353	23	21,376
James R. Reske	102,500	23	102,523
Bradford E. Ritchie	111,354	23	111,377
* Each of these directors served on the Board for only a portion of 2017.

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2017 received the maximum total fees. In 2017, the Bank had a total of seven Board meetings and 62 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $23 per director annual premium for director travel and accident insurance.

For 2018, the Bank's Board adopted and submitted to the Finance Agency the 2018 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2017 Directors’ Compensation Policy. In general, the 2018 Directors' Compensation Policy provides for total fees for the Chair of $141,250; $118,750 for the Vice Chair and for each of the Committee Chairs; and $106,250 for each of the other Directors. See Exhibit 10.4.1 to the Bank 2017 Form 10-K for additional details on the 2018 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2018

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$990,400,000	27.6%
Ally Bank (b)	200 West Civic Centre Drive Sandy, Utah, 84070	625,386,600	17.4%
Chase Bank USA, N.A.	201 North Walnut Street Wilmington, Delaware 19801	587,883,600	16.4%
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2018

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$990,400,000	27.6%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	100,516,500	2.8%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	27,676,200	0.8%
Genworth Life Insurance Company	251 Little Falls Drive Wilmington, Delaware 19808	15,947,500	0.4%
Univest Bank and Trust Company	10 West Broad Street Souderton, Pennsylvania 18964	15,224,800	0.4%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	10,490,200	0.3%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	5,303,300	0.2%
DNB First, N.A.	4 Brandywine Avenue Downingtown, Pennsylvania 19335	5,061,300	0.1%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	2,980,400	*
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	2,908,200	*
County Bank	19927 Shuttle Road Rehoboth Beach, Delaware 19971	274,000	*
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

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectability or present other unfavorable terms. Currently, ten of the Bank’s sixteen directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007 (most recently updated effective November 1, 2017); the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2018. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2017 was $254 million. The greatest amount of any single PHFA bond held by the Bank in 2017 was $35 million. In 2017, the Bank received $5.6 million in interest payments on outstanding PHFA bonds and $9.5 million in principal payments. Mr. Hudson served on the Bank’s Board of Directors through April 24, 2017.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2017, the Bank approved $5.5 million in AHP grants for 11 projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board’s consideration and approval of these AHP grants at its meeting in December 2017. Mr. Hudson did not participate in the consideration or approval of these $5.5 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency’s AHP Regulations at 12 C.F.R. 1291.7 PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2017, the Bank paid PHFA $900 in AHP monitoring fees. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations. See 12 C.F.R. 1264.3. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and applied to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 28, 2018, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500,000. Through February 28, 2018, the Bank’s total capital contributions to Mountaineer Capital were $475,000. Mountaineer Capital has informed the Bank and its other limited partners that it is no longer seeking further capital contributions.

In December 2017, under the Related Person Transaction Policy the Governance Committee approved a $392,480 Affordable Housing Program (AHP) grant to an affordable housing project that Esperanza, the non-profit organization for which Director Cortés serves as executive director sponsored; provided that, the project scored well enough under the Bank’s AHP competitive requirements and otherwise complies with the terms of applicable Bank policies.

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

In 2017, the Bank engaged in Federal funds transactions with the following related persons:

Fulton Bank. The largest principal amount outstanding with Fulton Bank during 2017 was $45 million and the total amount of interest paid was $14,275.

Beginning January 1 through February 28, 2018, the Bank had $45 million additional Federal funds transactions with related persons.

Prior to Director McLaughlin’s service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (PNC Capital Markets) as an authorized Bank broker for Bank investment transactions. On February 24, 2011, the Governance Committee initially approved (and continued such authorization in 2012 through 2017) the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank’s applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as President of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee’s determination. There were two Bank investment transactions executed in 2017 (two MBS purchases, aggregate principal amount $55.2 million) in which PNC Capital Markets served as broker. In February 2017, the Committee also granted standing authorization to the Bank to use PNC Capital Markets as a dealer for consolidated obligations on which the Bank is primary obligor; provided that, PNC Capital Markets satisfies the criteria under applicable Bank policies. In 2017, the Bank issued $111 million in consolidated obligation discount notes on which the Bank was the primary obligor and PNC Capital Markets served as dealer.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2018, the Committee considered the previously approved PNC Capital Markets transactions (both investment and consolidated obligations transactions) and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities. The Committee also approved the continued waiver of daylight overdraft fees due from any member, including any Related Person, provided that the Bank does not incur a charge.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 17. As of February 28, 2018, the Board was comprised of 16 directors: ten Member Directors and six Independent Directors. There is currently one vacant Independent Director seat on the Board.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Director of the Bank if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of advances from the Bank. During 2017 and through February 28, 2018, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2017 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2018, all current members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Human Resources Committee are not independent, which members of its Audit Committee are not independent and whether the Bank’s Audit Committee financial expert(s) is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board or its Human Resources, or Audit Committees.

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 15, 2018, with respect to the Bank’s current directors, six of the Bank’s Independent Directors, Directors Bond, Bazemore, Brooks, Cortés, Darr, and Murphy are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including both when Director Cortés was a Bank Director and when he was not a Bank Director. For Director Hudson who served on the Board in 2017 but not in 2018, in view of the historic and ongoing relationship and transactions described above with respect to PHFA, the Board determined that Mr. Hudson was not independent. For Director Godwin, who served on the Board through December 31, 2017, the Board determined that she was independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its ten Member Directors, and on February 15, 2018 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Member Directors Plush and Reske who served on the Board in 2017 but not in 2018, the Board determined that they were not independent as well.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee McGill, Messick and Nugent are not independent. The Board determined that Directors Cortés and Brooks are independent.

The Board has a standing Audit Committee. The Board determined that the Member Directors serving as members of the Bank’s Audit Committee, Directors Ritchie, Biery, Marsh and Moyer are not independent under the NYSE standards for Audit Committee members. The Board determined that Director Bazemore is independent under the NYSE standards. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards. With respect to Member Directors Messick and Reske as well as Director Hudson, who served on the Committee in 2017 but not in 2018, the Board determined that these Directors were not independent under the NYSE standards as well. With respect to Directors Cortés and Brooks who served on the Audit Committee in 2017 but not in 2018, the Board determined both these directors to be independent.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2017 and 2016 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2017	2016
Audit fees	$819	$853
Audit-related fees	71	53
All other fees	4	10
Total fees	$894	$916

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2017 and 2016.

Audit-related fees consist of fees billed during 2017 and 2016 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2017 and 2016.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $55 thousand for both 2017 and 2016, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statements of Income for each of the years ended December 31, 2017, 2016 and 2015
Statements of Comprehensive Income for each of the years ended December 31, 2017, 2016 and 2015
Statements of Condition as of December 31, 2017 and 2016
Statements of Cash Flows for each of the years ended December 31, 2017, 2016 and 2015
Statements of Changes in Capital for each of the years ended December 31, 2017, 2016 and 2015

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank’s 2017 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
4.1.3	Amended Bank Capital Plan effective October 6, 2014	Incorporated by reference to Exhibit 99.3 to the Bank’s current report on Form 8-K filed on July 29, 2014.
10.1	2015 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank's Form 10-K filed with the SEC on March 12, 2015.
10.1.1	Severance Policy*	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank's registration statement on Form 10 filed with the SEC on July 19, 2006.
10.3.1	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.4	2017 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank's Form 10-K filed with the SEC on March 9, 2017.
10.4.1	2018 Directors’ Compensation Policy*	Filed herewith.

10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.5.2	Supplemental Executive Retirement Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, and October 26, 2012*	Incorporated by reference to Exhibit 10.6 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.2	Supplemental Thrift Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.6.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6.3	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description dated January 1, 2015*	Incorporated by reference to Exhibit 10.6.3 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.7.1	Mortgage Partnership Finance® Consolidated Interbank Agreement dated July 22, 2016	Incorporated by reference to the correspondingly filed Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2016.
10.8	Form of Change in Control Agreement with Executive Officers Yealy and Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.

Exhibit No.	Description	Method of Filing +
10.8.2	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.8.3	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.4	Form of Change in Control Agreement with Executive Officers Mason and Paulson*	Incorporated by reference to Exhibit 10.8.4 to the Bank’s Form 10-K filed with the SEC on March 13, 2014.
10.9	Form of Amendment to Change in Control Agreement with Executive Officers Watson, Williams, Paulson, Rizzo, Mason, and Yealy effective January 1, 2015*	Incorporated by reference to Exhibit 10.9 to the Bank’s Form 10-K filed with the SEC on March 12, 2015.
10.9.1	August 2016 Form of Executive Officer Severance (CIC) Agreement*	Incorporated by reference to the correspondingly filed Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.10	2013 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.10.1	2013 Amended Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.11.1 to the Bank's Form 10-Q filed with the SEC on May 8, 2013.
10.11	2014 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12 to the Bank’s Form 10-K filed March 13, 2014.
10.12	2015 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 12, 2015.
10.12.1	2016 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 10, 2016.
10.12.2	2017 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 9, 2017.
10.12.3	2018 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.13	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.14	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.14.1	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.

Exhibit No.	Description	Method of Filing +
10.15	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank's current report on Form 8-K filed with the SEC on November 13, 2017.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.3	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350	Furnished herewith.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350	Furnished herewith.
32.3	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. § 1350	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101	Interactive Data File (XBRL)	Filed herewith.
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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 8, 2018

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer	March 8, 2018
/s/ David G. Paulson David G. Paulson	Chief Financial Officer	March 8, 2018
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer	March 8, 2018
*/s/ Patrick A. Bond Patrick A. Bond	Chairman of the Board of Directors	March 8, 2018
*/s/ Lynda A. Messick Lynda A. Messick	Vice Chairman of the Board of Directors	March 8, 2018
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 8, 2018
*/s/ Teresa B. Bazemore Teresa B. Bazemore	Director	March 8, 2018
*/s/ James R. Biery James R. Biery	Director	March 8, 2018
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 8, 2018
*/s/ Rev. Luis A. Cortés, Jr. Rev. Luis A. Cortés, Jr.	Director	March 8, 2018

Signature	Capacity	Date
*/s/ John K. Darr John K. Darr	Director	March 8, 2018
*/s/ Madhukar Dayal Madhukar Dayal	Director	March 8, 2018
*/s/ William C. Marsh William C. Marsh	Director	March 8, 2018
*/s/ Brendan J. McGill Brendan J. McGill	Director	March 8, 2018
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 8, 2018
*/s/ Glenn E. Moyer Glenn E. Moyer	Director	March 8, 2018
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 8, 2018
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 8, 2018
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 8, 2018
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact