Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Pittsburgh
filed 2018-05-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

There were 37,907,138 shares of common stock with a par value of $100 per share outstanding at April 30, 2018.

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

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2017 Form 10-K (2017 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets; all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 1-month or 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities. The Bank's net interest margin remained relatively stable during the first quarter of 2018.

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

Results of Operations. The Bank's net income for the first quarter of 2018 was $78.9 million compared to $86.8 million for the first quarter of 2017. This $7.9 million decrease was driven by lower total noninterest income, partially offset by lower total other expense. Net interest income was relatively flat in the comparison.

Net interest income was $109.6 million for the first quarter of 2018, compared to $108.3 million in the first quarter of 2017. Interest income included higher interest income on advances, Federal funds sold, investment securities and mortgage loans held for portfolio. The offsetting interest expense was primarily related to consolidated obligations. The net interest margin was 47 basis points and 46 basis points for the first quarter of 2018 and 2017, respectively.

Financial Condition. Advances. Advances totaled $70.3 billion at March 31, 2018, a decrease of $4.0 billion compared to $74.3 billion at December 31, 2017. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased compared to December 31, 2017, the term of advances increased. At March 31, 2018, approximately 62% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 58% at December 31, 2017.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Investments. At March 31, 2018, the Bank held $18.5 billion of total investments, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities, as well as securities purchased under agreements to resell, interest-bearing deposits and Federal funds sold. By comparison, at December 31, 2017, these investments totaled $17.8 billion.

Consolidated Obligations. The Bank's consolidated obligations totaled $87.6 billion at March 31, 2018, a decrease of $6.1 billion from December 31, 2017. At March 31, 2018, bonds represented 73% of the Bank's consolidated obligations, compared with 60% at December 31, 2017. Discount notes represented 27% of the Bank's consolidated obligations at March 31, 2018 compared with 40% at year-end 2017. The overall decrease in consolidated obligations is largely consistent with the changes in advances and total assets.

Capital Position and Regulatory Requirements. Total capital at March 31, 2018 was $4.8 billion, compared to $4.9 billion at December 31, 2017. Total retained earnings at March 31, 2018 were $1,180.2 million, up $22.3 million from $1,157.9 million at year-end 2017, reflecting the Bank's net income for the first quarter of 2018, which was partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $96.6 million at March 31, 2018, a decrease of $14.3 million from December 31, 2017. This decrease was primarily due to changes in the fair values of securities within the AFS portfolio.

In February and April 2018, the Bank paid quarterly dividends of 6.75% annualized on activity stock and 3.5% annualized on membership stock. These dividends were based on stockholders' average balances for the fourth quarter of 2017 (February dividend) and the first quarter of 2018 (April dividend).

The Bank met all of its capital requirements as of March 31, 2018, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31, 2017, the Bank was deemed "adequately capitalized."

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2017 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements except for the three months ended December 31, 2017, which have been derived from the Bank's 2017 Form 10-K.

Condensed Statements of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2018	2017	2017	2017	2017
Net interest income	$109.6	$107.5	$109.3	$110.4	$108.3
Provision (benefit) for credit losses	2.4	0.2	0.1	(0.1)	—
Other noninterest income	1.7	6.0	6.5	7.0	12.7
Other expense	21.2	23.4	22.5	19.7	24.5
Income before assessments	87.7	89.9	93.2	97.8	96.5
Affordable Housing Program (AHP) assessment (1)	8.8	9.0	9.3	9.8	9.7
Net income	$78.9	$80.9	$83.9	$88.0	$86.8

Dividends	$56.6	$42.5	$41.9	$42.0	$41.6
Dividend payout ratio (2)	71.67%	52.47%	49.95%	47.76%	47.90%
Return on average equity	6.63%	6.76%	6.93%	7.49%	7.50%
Return on average assets	0.33%	0.33%	0.34%	0.37%	0.36%
Net interest margin (3)	0.47%	0.45%	0.45%	0.47%	0.46%
Regulatory capital ratio (4)	5.05%	4.84%	4.83%	4.78%	4.79%
GAAP capital ratio (5)	5.15%	4.94%	4.95%	4.89%	4.87%
Total average equity to average assets	5.05%	4.95%	4.90%	4.88%	4.84%
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
(4) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock and retained earnings as a percentage of total assets at period-end.
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2018	2017	2017	2017	2017
Cash and due from banks	$252.6	$3,415.0	$2,068.7	$4,010.4	$2,550.8
Investments (1)	18,487.2	17,757.1	19,528.9	18,943.1	18,722.3
Advances	70,278.0	74,279.8	74,228.0	74,080.2	70,316.7
Mortgage loans held for portfolio, net	4,018.8	3,923.1	3,763.3	3,537.5	3,418.4
Total assets	93,369.3	99,663.0	99,864.6	100,828.6	95,231.6
Consolidated obligations:
Discount notes	23,905.7	36,193.3	38,877.0	31,928.8	24,190.7
Bonds	63,706.0	57,533.7	55,140.2	62,910.9	65,481.2
Total consolidated obligations (2)	87,611.7	93,727.0	94,017.2	94,839.7	89,671.9
Deposits	612.4	538.1	627.1	590.4	602.6
Mandatorily redeemable capital stock	4.8	5.1	5.6	5.0	5.2
AHP payable	93.1	91.6	88.7	86.1	81.2
Total liabilities	88,564.1	94,735.5	94,924.7	95,896.4	90,595.0
Capital stock - putable	3,528.4	3,658.7	3,696.9	3,732.6	3,523.1
Unrestricted retained earnings	881.9	875.4	853.1	827.9	799.5
Restricted retained earnings	298.3	282.5	266.3	249.5	231.9
AOCI	96.6	110.9	123.6	122.2	82.1
Total capital	4,805.2	4,927.5	4,939.9	4,932.2	4,636.6
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits.
(2) Aggregate FHLBank System-wide consolidated obligations (at par) were $1,019.2 billion at March 31, 2018, $1,034.3 billion at December 31, 2017, $1,028.7 billion at September 30, 2017, $1,011.5 billion at June 30, 2017 and $959.3 billion at March 31, 2017.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2018 and 2017, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2017 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income totaled $78.9 million for the first quarter of 2018, compared to $86.8 million for the first quarter of 2017. This $7.9 million decrease was driven by lower total noninterest income, partially offset by lower total other expense. Net interest income was relatively flat in the comparison.

Net interest income was $109.6 million for the first quarter of 2018, compared to $108.3 million in the first quarter of 2017. Interest income included higher interest income on advances, Federal funds sold, investment securities and mortgage loans held for portfolio. The offsetting interest expense was primarily related to consolidated obligations. Noninterest income in the first quarter of 2018 was $1.7 million, down $11.0 million compared to $12.7 million in the first quarter of 2017, primarily due to net losses on trading securities of $8.7 million in the first quarter of 2018, compared to $2.3 million in net gains in the same period in 2017. Total other expense decreased $3.3 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower compensation and benefits expenses. The Bank's return on average equity for the first quarter of 2018 was 6.63% compared to 7.50% for the first quarter of 2017.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2018 and 2017.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2018			2017
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$8,463.9	$30.4	1.46	$5,625.3	$9.6	0.69
Interest-bearing deposits (2)	428.2	1.2	1.11	147.9	0.2	0.49
Investment securities (3)	11,087.0	67.5	2.47	12,398.0	62.4	2.04
Advances (4)	70,945.9	321.3	1.84	73,994.0	206.3	1.13
Mortgage loans held for portfolio (5)	3,981.3	35.5	3.61	3,411.5	30.8	3.66
Total interest-earning assets	94,906.3	455.9	1.95	95,576.7	309.3	1.31
Allowance for credit losses	(8.0)			(8.3)
Other assets (6)	813.5			1,348.4
Total assets	$95,711.8			$96,916.8
Liabilities and capital:
Deposits (2)	$509.3	$1.7	1.32	$548.9	$0.8	0.58
Consolidated obligation discount notes	27,963.6	95.8	1.39	24,438.8	34.9	0.58
Consolidated obligation bonds (7)	61,851.1	248.7	1.63	66,703.1	165.2	1.00
Other borrowings	7.2	0.1	5.35	6.8	0.1	4.11
Total interest-bearing liabilities	90,331.2	346.3	1.56	91,697.6	201.0	0.89
Other liabilities	551.5			526.1
Total capital	4,829.1			4,693.1
Total liabilities and capital	$95,711.8			$96,916.8
Net interest spread			0.39			0.42
Impact of noninterest-bearing funds			0.08			0.04
Net interest income/net interest margin		$109.6	0.47		$108.3	0.46
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(179.7) million and $(27.2) million in 2018 and 2017, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(187.3) million and $(96.6) million in 2018 and 2017, respectively.

Net interest income for the first quarter of 2018 increased $1.3 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets decreased 0.7% primarily due to lower demand for advances and a lower amount of investment securities, partially offset by increased purchases of Federal funds sold and securities purchased agreements to resell. The rate earned on interest-earning assets increased 64 basis points primarily due to a higher yield on advances. Interest income increased across all categories. Interest income on advances and investment securities increased due to an increase in yield. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to both higher volume and an increase in yield. Interest income on mortgage loans held for portfolio increased due to increased volume, which more than offset the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 67 basis points due to higher funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds increased 4 basis points primarily due to higher interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2018 and 2017.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2018 compared to 2017
	Three months ended March 31,
(in millions)	Volume	Rate	Total
Federal funds sold	$6.5	$14.3	$20.8
Interest-bearing deposits	0.6	0.4	1.0
Investment securities	(7.1)	12.2	5.1
Advances	(8.8)	123.8	115.0
Mortgage loans held for portfolio	5.1	(0.4)	4.7
Total interest-earning assets	$(3.7)	$150.3	$146.6
Interest-bearing deposits	$(0.1)	$1.0	$0.9
Consolidated obligation discount notes	5.7	55.2	60.9
Consolidated obligation bonds	(12.8)	96.3	83.5
Total interest-bearing liabilities	$(7.2)	$152.5	$145.3
Total increase in net interest income	$3.5	$(2.2)	$1.3

Both interest income and interest expense increased in the first quarter of 2018 compared to the first quarter of 2017. Higher rates drove the increases in both interest income and expense partially offset by slightly lower volumes. The rate increase was primarily due to an increase in market interest rates as the Federal funds target rate increased four times between January 2017 and March 2018.

Interest expense on the average consolidated obligations portfolio increased in the first quarter of 2018 compared to the first quarter of 2017. Rates paid on both discount notes and bonds rose due to the rise in market interest rates. A decrease in average bond balances was partially offset by an increase in average discount note balances. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2018 and 2017. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,
Product	2018	2017
RepoPlus/Mid-Term Repo	$21,953.6	$20,764.7
Core (Term)	49,053.8	52,825.1
Convertible Select	118.5	434.5
Total par value	$71,125.9	$74,024.3

The advance volume decrease in the comparison was driven primarily by demand from larger members.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three months ended March 31, 2018 and 2017. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$70,945.9	$321.3	1.84	$324.1	1.85	$(2.8)	(0.01)
Mortgage loans held for portfolio	3,981.3	35.5	3.61	36.3	3.69	(0.8)	(0.08)
All other interest-earning assets	19,979.1	99.1	2.01	101.8	2.07	(2.7)	(0.06)
Total interest-earning assets	$94,906.3	$455.9	1.95	$462.2	1.98	$(6.3)	(0.03)
Liabilities:
Consolidated obligation bonds	$61,851.1	$248.7	1.63	$241.1	1.58	$7.6	0.05
All other interest-bearing liabilities	28,480.1	97.6	1.39	97.6	1.39	—	—
Total interest-bearing liabilities	$90,331.2	$346.3	1.56	$338.7	1.52	$7.6	0.04
Net interest income/net interest spread		$109.6	0.39	$123.5	0.46	$(13.9)	(0.07)

Three Months Ended March 31, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$73,994.0	$206.3	1.13	$216.5	1.19	$(10.2)	(0.06)
Mortgage loans held for portfolio	3,411.5	30.8	3.66	31.7	3.77	(0.9)	(0.11)
All other interest-earning assets	18,171.2	72.2	1.61	77.1	1.72	(4.9)	(0.11)
Total interest-earning assets	$95,576.7	$309.3	1.31	$325.3	1.38	$(16.0)	(0.07)
Liabilities:
Consolidated obligation bonds	$66,703.1	$165.2	1.00	$172.0	1.05	$(6.8)	(0.05)
All other interest-bearing liabilities	24,994.5	35.8	0.58	35.8	0.58	—	—
Total interest-bearing liabilities	$91,697.6	$201.0	0.89	$207.8	0.92	$(6.8)	(0.03)
Net interest income/net interest spread		$108.3	0.42	$117.5	0.46	$(9.2)	(0.04)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives reduced net interest income and net interest spread for the three months ended March 31, 2018 and 2017. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans was $2.4 million for the first quarter of 2018 and was immaterial for the same period in 2017. The increase was primarily due to a non-recurring adjustment to the MPF Plus product.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2018	2017
Net OTTI losses, credit portion	$(0.3)	$(0.7)
Net gains (losses) on trading securities	(8.7)	2.3
Net gains on derivatives and hedging activities	4.1	4.4
Standby letters of credit fees	5.8	6.1
Other, net	0.8	0.6
Total other noninterest income	$1.7	$12.7

The Bank's lower total other noninterest income for the first quarter of 2018 compared to the same prior year period was due primarily to net losses on trading securities. The net losses on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank's trading portfolio.

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

The following tables detail the net effect of derivatives and hedging activities for the three months ended March 31, 2018 and 2017.

	Three months ended March 31, 2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$—	$(0.8)	$0.2	$—	$—	$(0.6)
Net interest settlements included in net interest income (2)	(2.8)	(2.7)	—	(7.8)	—	—	(13.3)
Total effect on net interest income	$(2.8)	$(2.7)	$(0.8)	$(7.6)	$—	$—	$(13.9)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$1.8	$—	$(0.9)	$—	$—	$1.2
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	4.2	19.2	9.6	(24.2)	(5.5)	—	3.3
Other (3)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives and hedging activities	$4.5	$21.0	$9.6	$(25.1)	$(5.5)	$(0.4)	$4.1
Total net effect of derivatives and hedging activities	$1.7	$18.3	$8.8	$(32.7)	$(5.5)	$(0.4)	$(9.8)

	Three months ended March 31, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.2)	$—	$(0.9)	$0.5	$—	$—	$(0.6)
Net interest settlements included in net interest income(2)	(10.0)	(4.9)	—	6.3	—	—	(8.6)
Total effect on net interest income	$(10.2)	$(4.9)	$(0.9)	$6.8	$—		$(9.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$—	$0.1	$—	$0.5	$—	$—	$0.6
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	1.1	(0.1)	0.4	2.5	(0.2)	—	3.7
Other (3)	—	—	—	—	—	0.1	0.1
Total net gains (losses) on derivatives and hedging activities	$1.1	$—	$0.4	$3.0	$(0.2)	$0.1	$4.4
Total net effect of derivatives and hedging activities	$(9.1)	$(4.9)	$(0.5)	$9.8	$(0.2)	$0.1	$(4.8)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Fair value hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative and the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During the first quarter of 2018, the Bank recorded net gains of $1.2 million compared to net gains of $0.6 million for the first quarter of 2017.The total notional amount increased to $33.1 billion at March 31, 2018, up from $30.0 billion at December 31, 2017.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $3.3 million in first quarter of 2018 compared to $3.7 million for the first quarter of 2017. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $17.5 billion at March 31, 2018 and $14.8 billion at December 31, 2017. The increase in economic hedge notional from December 31, 2017 to March 31, 2018 was primarily due to new basis swaps executed in the first quarter of 2018 to hedge basis risk between 1 month and 3 month LIBOR.

Other Expense

The Bank's total other expenses decreased $3.3 million to $21.2 million for the first quarter of 2018, compared to the same prior year period. This decrease was primarily due to lower compensation and benefits related expenses. The Bank made a $1.0 million voluntary contribution to its pension plan in the first quarter of 2018, compared to a $4.0 million voluntary contribution in the first quarter of 2017.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2017 Form 10-K.

Assets

Total assets were $93.4 billion at March 31, 2018, compared with $99.7 billion at December 31, 2017, a decrease of $6.3 billion. The decrease was primarily due to a decline in advances. Advances totaled $70.3 billion at March 31, 2018, a decrease of $4.0 billion compared to $74.3 billion at December 31, 2017.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the Mortgage Partnership Finance® (MPF®) program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations using full year average balances, was 83.3% and 83.5% as of March 31, 2018 and December 31, 2017, respectively.

Advances. Advances (par) totaled $70.5 billion at March 31, 2018 compared to $74.4 billion at December 31, 2017. At March 31, 2018, the Bank had advances to 177 borrowing members, compared to 185 borrowing members at December 31, 2017. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members decreased to 77.1% of total advances as of March 31, 2018, compared to 77.3% at December 31, 2017.

The following table provides information on advances at par by contractual maturity at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
(in millions)	2018	2017
Fixed-rate
Due in 1 year or less (1)	$18,097.3	$19,776.3
Due after 1 year through 3 years	9,704.1	9,504.1
Due after 3 years through 5 years	6,149.7	4,074.4
Thereafter	658.7	661.9
Total par value	$34,609.8	$34,016.7

Variable-rate
Due in 1 year or less (1)	$7,863.2	$10,220.4
Due after 1 year through 3 years	19,729.3	18,788.3
Due after 3 years through 5 years	2,000.0	4,500.0
Thereafter	3.1	3.1
Total par value	$29,595.6	$33,511.8

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$950.0	$1,400.0
Due after 1 year through 3 years	2,790.0	1,790.0
Due after 3 years through 5 years	2,010.0	3,010.0
Total par value	$5,750.0	$6,200.0

Other(3)
Due in 1 year or less	$114.8	$210.2
Due after 1 year through 3 years	167.5	160.5
Due after 3 years through 5 years	114.7	115.8
Thereafter	153.1	168.9
Total par value	$550.1	$655.4
Total par balance	$70,505.5	$74,383.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2018 or December 31, 2017.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding advance balance during the three months ended March 31, 2018 and 2017. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and Community Financial Institutions (CFIs) (under $1.2 billion).

	March 31,	March 31,
Member Classification	2018	2017
Large	5	5
Regional	15	11
Mid-size	22	23
CFI (1)	154	154
Insurance	12	8
Total borrowing members during the period	208	201
Total membership	296	303
Percentage of members borrowing during the period	70.3%	66.3%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The following table provides information at par on advances by member classification at March 31, 2018 and December 31, 2017.

(in millions)	March 31, 2018	December 31, 2017	Increase/(Decrease)
Member Classification
Large	$53,640.0	$57,480.0	(6.7)%
Regional	7,347.4	7,691.5	(4.5)
Mid-size	3,985.1	4,157.6	(4.2)
CFI	3,797.9	3,528.2	7.6
Insurance	1,726.2	1,512.7	14.1
Non-member	8.9	13.9	(36.7)
Total	$70,505.5	$74,383.9	(5.2)%

As of March 31, 2018, total advances decreased 5.2% compared with balances at December 31, 2017. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2018.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $4.0 billion and $3.9 billion at March 31, 2018 and December 31, 2017 respectively.

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

(in millions)	March 31, 2018	December 31, 2017
Advances (1)	$70,278.0	$74,279.8
Mortgage loans held for portfolio, net (2)	4,018.8	3,923.1
Nonaccrual mortgage loans (3)	19.7	22.8
Mortgage loans 90 days or more delinquent and still accruing interest (4)	4.8	4.8
BOB loans, net	14.2	14.1
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2018, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.5% of the MPF Original portfolio and 2.5% of the MPF Plus portfolio compared with 0.6% and 2.6%, respectively, at December 31, 2017. The MPF 35 portfolio delinquency remains minimal at 0.01%, for both March 31, 2018 and December 31, 2017, as it is still relatively new.

Allowance for Credit Losses (ACL). The Bank has not incurred any losses on advances since its inception in 1932. Due to the collateral held as security and the repayment history for advances, management believes that an ACL for advances is not appropriate under GAAP. This assessment also includes letters of credit, which have the same collateral requirements as advances. For additional information, see discussion regarding collateral policies and standards on the advances portfolio in the Advance Products discussion in Item 1. Business in the Bank's 2017 Form 10-K.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2018 and December 31, 2017.

	MPF CE structure March 31, 2018		ACL March 31, 2018
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$5.1	$76.7	$6.1	$(1.1)	$(4.2)	$0.8
MPF 35	4.8	44.0	0.3	—	(0.3)	—
MPF Plus	16.8	9.2	9.2	—	(1.8)	7.4
Total	$26.7	$129.9	$15.6	$(1.1)	$(6.3)	$8.2

	MPF CE structure December 31, 2017		ACL December 31, 2017
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$4.9	$78.7	$6.0	$(1.1)	$(4.4)	$0.5
MPF 35	4.2	38.0	0.2	—	(0.2)	—
MPF Plus	16.9	10.0	9.5	—	(4.0)	5.5
Total	$26.0	$126.7	$15.7	$(1.1)	$(8.6)	$6.0

The ACL on mortgage loans increased $2.2 million during 2018. The increase is primarily due to a non-recurring adjustment to the MPF Plus product. The ACL associated with MPF Original remained consistent, and the ACL associated with the MPF 35 program remained zero due to the nature of its credit structure and performance.

Investments. At March 31, 2018, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $7.4 billion, an increase of approximately $1.0 billion from December 31, 2017. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $11.1 billion at March 31, 2018, compared to $11.3 billion at December 31, 2017. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2018	December 31, 2017
Trading securities:
Mutual funds (1)	$—	$9.7
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	380.9	389.6
Total trading securities	$380.9	$399.3
Yield on trading securities	2.96%	2.89%
AFS securities:
Mutual funds (1)	$—	$2.0
GSE and TVA obligations	2,636.5	2,820.8
State or local agency obligations	261.6	269.4
MBS:
U.S. obligations single family MBS	172.0	179.3
GSE single-family MBS	2,607.8	2,665.8
GSE multifamily MBS	2,554.6	2,582.6
Private label residential MBS	503.7	524.5
Total AFS securities	$8,736.2	$9,044.4
Yield on AFS securities	2.46%	2.28%
HTM securities:
Certificates of deposit	$325.0	$175.0
State or local agency obligations	122.4	122.4
MBS:
U.S. obligations single family MBS	396.1	424.4
GSE single-family MBS	145.8	156.6
GSE multifamily MBS	714.7	726.0
Private label residential MBS	261.0	278.7
Total HTM securities	$1,965.0	$1,883.1
Yield on HTM securities	2.81%	2.71%
Total investment securities	$11,082.1	$11,326.8
Yield on investment securities	2.54%	2.37%
Note:
(1) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 1 in this Form 10-Q.

As of March 31, 2018, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$3,813.9	$3,810.6
Fannie Mae	3,329.5	3,330.7
Federal Farm Credit Banks	1,792.2	1,792.2
Total	$8,935.6	$8,933.5

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at March 31, 2018 increased to $612.4 million from $538.1 million at December 31, 2017.

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $87.6 billion at March 31, 2018, a decrease of $6.1 billion from December 31, 2017. The decrease in total consolidated obligations was mainly due to the advance balance decline during the first quarter of 2018.

At March 31, 2018, the Bank’s bonds outstanding increased to $63.7 billion compared to $57.5 billion at December 31, 2017. Conversely, discount notes outstanding at March 31, 2018 decreased to $23.9 billion from $36.2 billion at December 31, 2017. The shorter-term discount notes were issued near year-end 2017 to make additional liquidity available to members, if needed, and caused the shift in bonds compared to discount notes outstanding for the first quarter of 2018.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. At March 31, 2018, callable bonds issued by the Bank were up approximately $0.4 billion from December 31, 2017. For additional information on the Bank's consolidated obligations, refer to Note 14 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2017 Form 10-K.

Commitments and Off-Balance Sheet Items. As of March 31, 2018, the Bank was obligated to fund approximately $19.8 million in additional advances and BOB loans, $28.2 million of mortgage loans and $18.8 billion in outstanding standby letters of credit, and to issue $160.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk (which includes private label MBS risk); (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $506 million as of March 31, 2018. The Bank's retained earnings were $1,180.2 million at March 31, 2018.

Retained earnings increased $22.3 million to $1,180.2 million at March 31, 2018, compared to $1,157.9 million at December 31, 2017. The increase in retained earnings during the first three months of 2018 reflected net income that was partially offset by $56.6 million of dividends paid. Total retained earnings at March 31, 2018 included unrestricted retained earnings of $881.9 million and restricted retained earnings (RRE) of $298.3 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2017 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	March 31, 2018	December 31, 2017
Permanent capital:
Capital stock (1)	$3,533.2	$3,663.8
Retained earnings	1,180.2	1,157.9
Total permanent capital	$4,713.4	$4,821.7
RBC requirement:
Credit risk capital	$387.7	$390.4
Market risk capital	629.2	418.9
Operations risk capital	305.1	242.8
Total RBC requirement	$1,322.0	$1,052.1
Excess permanent capital over RBC requirement	$3,391.4	$3,769.6
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of March 31, 2018 is mainly related to the change in the market risk capital component. The change was driven by an increase in floating rate debt outstanding and an increase in the severity of the scenarios modeled as a result of higher short-term interest rates. The Finance Agency has issued an Advisory Bulletin effective for RBC reporting beginning with the fourth quarter of 2018, which revises the market risk scenario methodology and significantly lessens the influence of the current level of rates on the scenarios. For further discussion of the Advisory Bulletin, refer to the Legislative and Regulatory Developments section of this Form 10-Q. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On March 20, 2018, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2018.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at March 31, 2018.

(dollars in millions)	March 31, 2018	December 31, 2017
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,734.8	$3,986.5
Regulatory capital	4,713.4	4,821.7
Total assets	93,369.3	99,663.0
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.0%	4.8%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,668.5	$4,983.2
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	7,070.1	7,232.5
Leverage ratio (leverage capital as a percentage of total assets)	7.6%	7.3%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2018		December 31, 2017
Commercial banks	155	$3,131.6	155	$3,259.3
Savings institutions	58	200.2	60	207.1
Insurance companies	28	136.6	28	130.0
Credit unions	53	59.7	53	62.0
Community Development Financial Institution (CDFI)	2	0.3	2	0.3
Total member institutions / total GAAP capital stock	296	$3,528.4	298	$3,658.7
Mandatorily redeemable capital stock		4.8		5.1
Total capital stock		$3,533.2		$3,663.8

The Bank lost two members in the first three months of 2018. One member merged with another institution outside of the Bank's district, and one member merged with another institution within the Bank's district.

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2017 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2017 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the three months ended March 31, 2018.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressed housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended March 31, 2018, if the more stressed housing price scenario had been used in the Bank's OTTI assessment as of March 31, 2018. The more stressed scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

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

Finance Agency Proposed Amendments to AHP Regulations. On March 14, 2018, the Finance Agency published a proposed rule to amend the operating requirements of the FHLBanks’ AHP.  The proposal is open for public comment through June 12, 2018.  If adopted as proposed, among other updates, the AHP rule would:

•	require an FHLBank to create its own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•	permit an FHLBank to voluntarily increase its AHP homeownership set-aside funding program to 40% of annual available funds (up from the current rule’s 35% annual limit);

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	remove the retention agreement requirement for owner-occupied units;

•	further align AHP monitoring with certain federal government funding programs;

•	increase threshold requirements for certain project types, such as projects dedicated to homeless or special needs populations; and

•	authorize an FHLBank using market research empirical data to create special targeted grant programs that would be a subset of the regular AHP competitive funding program.

The rule, as proposed, would represent a substantial overhaul of the existing regulation on the FHLBanks’ AHP and fundamentally change the structure and methodology for awarding grants to affordable housing projects. The proposed rule would also increase AHP’s complexity and administrative burden.

The rule, as proposed, would require changes in the areas of operations, communications, and information systems of the Bank. It would also require increased Board and Affordable Housing Advisory Council action and increased communications and education with members and sponsors. The Bank does not believe that the rule, if adopted substantially as proposed, would be material to its financial condition or results of operation, since, among other things, it would not increase the annual AHP funding requirement.  However, the Bank expects there to be increased costs related to implementing the rule requirements and making related adjustments to its systems. In addition, if the rule is adopted as proposed, the Bank expects a possible change to the types of projects that may be funded on a go-forward basis in the Bank’s district, with a commensurate impact on AHP sponsors and their respective communities.

Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. It also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

Comments on the proposed rule were due by April 23, 2018. The Bank continues to evaluate the proposed rule, but does not expect this rule, if adopted substantially as proposed, to materially affect its financial condition or results of operations.

Finance Agency Advisory Bulletin on Scenario Determination for Market Risk Models Used for Risk-Based Capital. On February 7, 2018, the Finance Agency issued Advisory Bulletin 2018-01, which supersedes previous guidance on value-at-risk modeling and the calculation of market risk capital requirements, effective as of November 1, 2018. The Advisory Bulletin provides guidance to FHLBanks regarding the determination of market risk scenarios that are incorporated into the FHLBank’s internal market risk models. The guidance states that the continued use of proportional or haircut shocks to an FHLBank’s internal risk models will no longer be deemed satisfactory to the Finance Agency.

Instead, the Finance Agency will consider interest rate and market price scenarios that an FHLBank incorporates into its internal market risk model to be satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the Advisory Bulletin; (3) the scenarios encompass shocks to interest rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to option-adjusted spreads. The Bank does not expect this Advisory Bulletin to materially affect its financial condition or results of operations.

Finance Agency Advisory Bulletin on Use of Models and Methodologies for Internal Assessments of Mortgage Asset Credit Risk. On April 25, 2018, the Finance Agency issued Advisory Bulletin 2018-02, which supplements previous general guidance on model risk management, effective as of January 1, 2019. The Advisory Bulletin provides guidance regarding FHLBank use of models and methodologies for assessing credit risk associated with mortgage assets, including acquired member asset (AMA) mortgage pools, MBS, and collateralized mortgage obligations (CMOs). The guidance establishes criteria for selecting a mortgage asset credit risk model that is sufficiently robust to produce meaningful loss estimates. It is expected that the model will be capable of producing loan-level estimates of potential credit loss and be able to accept a macroeconomic stress scenario as an input. With respect to AMA mortgage pools, an FHLBank should use an appropriate model and methodology for estimating the amount of credit enhancement for an asset or pool. With respect to investments in MBS and CMOs, the guidance provides criteria an FHLBank should consider when selecting and using a mortgage asset credit risk model and stress test for purposes of documenting and determining that the related credit risk is consistent with those assets being deemed of “investment quality,” as required by the Finance Agency’s regulations.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include, among others:

•market and interest rate risk;
•credit and counterparty risk;
•liquidity and funding risk; and
•operational and business risk.

In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends, including those described in Item 1A. Risk Factors in the Bank's 2017 Form 10-K. Details regarding the Bank's risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2017 Form 10-K.

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

The MV/CS ratio was 138.6% at March 31, 2018 and 136.3% at December 31, 2017. The increase was primarily the result of the increase in retained earnings and decrease in capital stock balances as a result of lower advances.

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

The following table presents the Bank's duration of equity exposure at March 31, 2018 and December 31, 2017. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented. The "down 100 basis point" scenario results became meaningful during the first quarter of 2018 due to an increase in short term interest rates and therefore is only presented for March 31, 2018.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
March 31, 2018	(0.1)	0.0	0.2	0.5
December 31, 2017	n/a	0.0	0.2	0.6

Duration of equity changes in the first three months of 2018 were minimal. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

The ROE spread volatility presented in the table below reflects spreads relative to 3-month LIBOR. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the low rate environment, management replaced a "down 200 basis points parallel rate" scenario with a "down 100 basis point longer term rate" shock as an additional non-parallel rate scenario that reflects a decline in longer-term rates. Due to increases in short-term interest rates, the Bank had re-introduced a "down 50 basis point parallel rate" scenario during the first quarter of 2017. As a result of further increases in short term interest rates, the Bank replaced this "down 50 basis point parallel rate" scenario with a "down 100 basis point parallel rate" scenario during the first quarter of 2018.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2018	(4)	(19)	(16)	11	1
December 31, 2017	(13)	n/a	(8)	2	(10)

Changes in ROE spread volatility in the first three months of 2018 were minimal. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2018 and December 31, 2017.

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

During the first quarter of 2018, the daily limit of mark-to-market risk as approved by the Board was $4.5 million. The daily exposure was within the applicable guideline throughout the first quarter of 2018. At March 31, 2018, mark-to-market risk measured $2.0 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At March 31, 2018, aggregate TCE was $90.6 billion, comprised of approximately $70.5 billion in advance principal outstanding, $19.8 billion in letters of credit (including forward commitments), $17.6 million in advance commitments, and $316.3 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2017 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At March 31, 2018 and December 31, 2017, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A rating in one of the higher number (i.e., worse) categories indicates that a member exhibits well defined financial weaknesses as described in the policy. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. Insurance company members are rated on the same credit scale as depository institutions, but the analysis includes both quantitative and qualitative factors. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

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

The following table presents the Bank’s top five members with respect to their TCE at March 31, 2018.

	March 31, 2018
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$22,589.0	24.9%
Ally Bank, UT (2)	18,586.5	20.5
Chase Bank USA, N.A., DE	12,215.5	13.5
TD Bank, National Association, DE	9,811.6	10.8
Customers Bank, PA	4,178.2	4.6
	67,380.8	74.3
Other financial institutions	23,287.7	25.7
Total TCE outstanding	$90,668.5	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of March 31, 2018.

	March 31, 2018
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$19,535.0	27.7%
Ally Bank, UT (2)	18,550.0	26.3
Chase Bank USA, N.A., DE	12,200.0	17.3
Customers Bank, PA	2,252.6	3.2
First National Bank of Pennsylvania, PA	1,855.0	2.6
	54,392.6	77.1
Other borrowers	16,112.9	22.9
Total advances	$70,505.5	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.

The average year-to-date March 31, 2018 balances for the five largest borrowers totaled $54.1 billion, or 76.1% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of March 31, 2018 and December 31, 2017. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	March 31, 2018	December 31, 2017
Letters of credit:
Public unit deposit	$18,784.9	$18,948.8
Other	16.4	17.1
Total (1)	$18,801.3	$18,965.9
Notes:
(1) For March 31, 2018 and December 31, 2017 respectively, excludes approved requests to issue future standby letters of credit of $271.1 million and $44.1 million; also excludes available master standby letters of credit of $756.7 million and $676.3 million at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.2 billion or 64.9% of the total amount. At December 31, 2017, $12.2 billion or 64.2% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2017 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2017 Form 10-K.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2018 and December 31, 2017. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	March 31, 2018		December 31, 2017
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$106,745.7	45.2%	$107,527.6	46.0%
High quality investment securities	14,907.5	6.3	12,512.0	5.4
ORERC(1)/CFI eligible collateral	95,019.4	40.2	94,033.0	40.2
Multi-family residential mortgage loans	19,549.9	8.3	19,626.8	8.4
Total eligible collateral value	$236,222.5	100.0%	$233,699.4	100.0%
Total TCE	$90,668.5		$94,420.0
Collateralization ratio (eligible collateral value to TCE outstanding)	260.5%		247.5%
(1) Other real estate related collateral.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$78,581.8	38.9%	$23,432.1	89.3%	$4.9	0.6%	$102,018.8	44.6%
High quality investment securities	11,218.1	5.6	2,806.6	10.7	793.4	96.4	14,818.1	6.5
ORERC/CFI eligible collateral	92,637.7	45.9	—	—	24.9	3.0	92,662.6	40.5
Multi-family residential mortgage loans	19,326.0	9.6	—	—	0.3	—	19,326.3	8.4
Total eligible collateral value	$201,763.6	100.0%	$26,238.7	100.0%	$823.5	100.0%	$228,825.8	100.0%
Total TCE	$76,096.6	83.9%	$14,271.0	15.8%	$300.9	0.3%	$90,668.5	100.0%
Number of members	195	87.8%	13	5.9%	14	6.3%	222	100.0%

	December 31, 2017
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$78,657.2	39.2%	$24,665.6	93.7%	$4.7	0.7%	$103,327.5	45.4%
High quality investment securities	10,080.7	5.0	1,651.1	6.3	684.9	95.7	12,416.7	5.5
ORERC/CFI eligible collateral	92,192.4	46.1	—	—	24.8	3.5	92,217.2	40.5
Multi-family residential mortgage loans	19,507.9	9.7	—	—	0.8	0.1	19,508.7	8.6
Total eligible collateral value	$200,438.2	100.0%	$26,316.7	100.0%	$715.2	100.0%	$227,470.1	100.0%
Total TCE	$76,914.8	81.5%	$17,132.0	18.1%	$373.2	0.4%	$94,420.0	100.0%
Number of members	200	89.2%	10	4.5%	14	6.3%	224	100.0%

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer. As of March 31, 2018 and December 31, 2017, the Bank’s carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $1.7 billion and $1.6 billion, respectively.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2018 and December 31, 2017, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2018 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$275.0	$—	$—	$—	$275.0
Securities purchased under agreements to resell	—	—	—	—	500.0	—	500.0
Federal funds sold	—	3,050.0	3,575.0	—	—	—	6,625.0
Total money market investments	—	3,050.0	3,850.0	—	500.0	—	7,400.0
Investment securities:
Certificates of deposit	—	50.0	275.0	—	—	—	325.0
GSE and TVA obligations	—	3,017.4	—	—	—	—	3,017.4
State or local agency obligations	26.5	357.6	—	—	—	—	384.1
Total non-MBS	26.5	3,425.0	275.0	—	—	—	3,726.5
U.S. obligations single family MBS	—	568.1	—	—	—	—	568.1
GSE single-family MBS	—	2,753.6	—	—	—	—	2,753.6
GSE multifamily MBS	—	3,269.3	—	—	—	—	3,269.3
Private label residential MBS	—	6.3	28.0	101.8	397.4	231.1	764.6
Total MBS	—	6,597.3	28.0	101.8	397.4	231.1	7,355.6
Total investments	$26.5	$13,072.3	$4,153.0	$101.8	$897.4	$231.1	$18,482.1

	December 31, 2017 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$275.0	$—	$—	$—	$275.0
Securities purchased under agreements to resell	—	—	—	—	500.0	—	500.0
Federal funds sold	—	2,650.0	3,000.0	—	—	—	5,650.0
Total money market investments	—	2,650.0	3,275.0	—	500.0	—	6,425.0
Investment securities:
Certificates of deposit	—	50.0	125.0	—	—	—	175.0
GSE and TVA obligations	—	3,210.4	—	—	—	—	3,210.4
State or local agency obligations	27.2	364.6	—	—	—	—	391.8
Other (2)	—	—	—	—	—	11.7	11.7
Total non-MBS	27.2	3,625.0	125.0	—	—	11.7	3,788.9
U.S. obligations single family MBS	—	603.7	—	—	—	—	603.7
GSE single-family MBS	—	2,822.4	—	—	—	—	2,822.4
GSE multifamily MBS	—	3,308.6	—	—	—	—	3,308.6
Private label residential MBS	—	5.2	18.4	106.1	547.1	126.4	803.2
Total MBS	—	6,739.9	18.4	106.1	547.1	126.4	7,537.9
Total investments	$27.2	$13,014.9	$3,418.4	$106.1	$1,047.1	$138.1	$17,751.8
Notes:
(1) Balances exclude total accrued interest of $28.6 million and $29.7 million for March 31, 2018 and December 31, 2017, respectively.
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

As of March 31, 2018, the Bank had unsecured exposure to 15 counterparties totaling $7.2 million, with three counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2018 and December 31, 2017. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	March 31, 2018	December 31, 2017
Interest-bearing deposits	$275.0	$275.0
Certificates of deposit	325.0	175.0
Federal funds sold	6,625.0	5,650.0
Total	$7,225.0	$6,100.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2018, 77.2% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2018, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2018 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$1,000.0	$650.0	$1,650.0
U.S. branches and agency offices of foreign commercial banks:
Australia	1,100.0	—	1,100.0
Canada	50.0	1,150.0	1,200.0
France	—	1,025.0	1,025.0
Netherlands	—	650.0	650.0
Norway	—	650.0	650.0
Sweden	950.0	—	950.0
Total U.S. branches and agency offices of foreign commercial banks	2,100.0	3,475.0	5,575.0
Total unsecured investment credit exposure	$3,100.0	$4,125.0	$7,225.0

(in millions)
December 31, 2017 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$950.0	$675.0	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	50.0	1,375.0	1,425.0
France	—	50.0	50.0
Netherlands	—	650.0	650.0
Norway	—	650.0	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	1,750.0	2,725.0	4,475.0
Total unsecured investment credit exposure	$2,700.0	$3,400.0	$6,100.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after March 31, 2018.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at March 31, 2018 or December 31, 2017.

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

(in millions)
March 31, 2018
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,650.0	$—	$—	$1,650.0
U.S. branches and agency offices of foreign commercial banks:
Australia	1,100.0	—	—	1,100.0
Canada	1,150.0	—	50.0	1,200.0
France	750.0	50.0	225.0	1,025.0
Netherlands	650.0	—	—	650.0
Norway	650.0	—	—	650.0
Sweden	950.0	—	—	950.0
Total U.S. branches and agency offices of foreign commercial banks	5,250.0	50.0	275.0	5,575.0
Total unsecured investment credit exposure	$6,900.0	$50.0	$275.0	$7,225.0

(in millions)
December 31, 2017
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$1,625.0	$—	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	1,300.0	125.0	1,425.0
France	—	50.0	50.0
Netherlands	650.0	—	650.0
Norway	650.0	—	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	4,300.0	175.0	4,475.0
Total unsecured investment credit exposure	$5,925.0	$175.0	$6,100.0

U.S. Treasury Bills, Agency Securities, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. Agencies or U.S. government corporations, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. As a secondary liquidity portfolio, the Bank purchases investments such as U.S. Treasury, U.S. Agency and GSE/TVA securities. Further, the Bank maintains a portfolio of state and local agency obligations to enhance net interest income. These portfolios totaled $3.4 billion and $3.6 billion, at March 31, 2018 and December 31, 2017, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued or guaranteed by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank’s total agency and GSE MBS portfolio was $6.6 billion at March 31, 2018 and $6.7 billion at December 31, 2017.

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

The carrying value of the Bank’s private label MBS portfolio at March 31, 2018 was $764.6 million, which was a decrease of $38.6 million from December 31, 2017. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at March 31, 2018 was $73.1 million compared to $72.9 million at December 31, 2017. The weighted average prices on OTTI securities were 90.2 and 89.5 at March 31, 2018 and December 31, 2017, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of March 31, 2018, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2017 Form 10-K.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of March 31, 2018.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$6.3	$—	$—	$6.3
A	11.0	17.0	—	28.0
BBB	93.9	5.3	3.2	102.4
Below investment grade:
BB	69.3	28.5	—	97.8
B	22.7	3.6	—	26.3
CCC	78.7	125.6	—	204.3
CC	—	32.7	—	32.7
C	0.5	—	—	0.5
D	52.0	11.0	—	63.0
Unrated	103.4	155.6	—	259.0
Total	$437.8	$379.3	$3.2	$820.3
Amortized cost	$384.0	$304.5	$3.2	$691.7
Gross unrealized losses (1)	(0.1)	(0.1)	(0.1)	(0.3)
Fair value	424.1	341.8	3.0	768.9
OTTI (2)
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	(0.1)	(0.2)	—	(0.3)
Net OTTI losses, credit portion	$(0.1)	$(0.2)	$—	$(0.3)
Weighted average fair value/par	96.9%	90.1%	93.8%	93.7%
Original weighted average credit support	6.8	10.3	12.5	8.4
Weighted-average credit support - current	8.2	3.7	49.1	6.2
Weighted avg. collateral delinquency (3)	10.8	16.2	20.1	13.4
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position were both $23.1 million at March 31, 2018.
(2) For the three months ended March 31, 2018.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $0.3 million and $0.7 million of credit-related OTTI charges in earnings during the three months ended March 31, 2018 and 2017, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its first quarter of 2018 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
Category at origination	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.5	6.9	23.6	7.2
Alt-A	13.7	19.8	37.4	3.7
Subprime	4.2	27.7	55.2	49.1
Total Private Label Residential MBS	13.5	13.2	30.4	5.7

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	March 31, 2018	March 31, 2017
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	38	40
Total OTTI credit loss recorded life-to-date	$457.3	$456.8
Principal write-downs on private label MBS	(157.5)	(146.2)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(7.1)	(4.4)
Remaining amount of previously recognized OTTI credit losses	$176.2	$189.7

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $5.2 million and $6.7 million for the first quarters of 2018 and 2017, respectively; and $144.0 million life-to-date. The OTTI recovered through interest income was recognized on 34 and 35 private label MBS securities for the first three months of 2018 and 2017, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first three months of 2018 and 2017.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing price forecast by five percentage points and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at March 31, 2018. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, although the CE is not rated. The CE was originally established to be sufficient such that a Master Commitment (MC) has a AA credit rating. The Bank has revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. The Bank had net mortgage loans held for portfolio of $4.0 billion and $3.9 billion after an allowance for credit losses of $8.2 million at March 31, 2018 and $6.0 million at December 31, 2017, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2018, seven of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2018, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2018 was $6.9 million and $2.7 million, respectively. The corresponding amounts at December 31, 2017 were $6.4 million and $2.6 million.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2017 Form 10-K for a description of the BOB program. At March 31, 2018, the allowance for credit losses on BOB loans was $2.2 million, an increase of $0.3 million from December 31, 2017.

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

The Bank uses CME Clearing as the Clearing House for all cleared derivative transactions. Variation margin payments are characterized as daily settlement payments, rather than collateral. Initial margin is considered cash collateral. The Bank is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements, daily settlement and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements.

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

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2018.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2018.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2018 and December 31, 2017.

(in millions)	March 31, 2018
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$199.0	$1.4	$—	$1.4
BBB	145.0	0.4	—	0.4
Liability positions with credit exposure:
Uncleared derivatives
A	3,858.0	(25.3)	25.6	0.3
BBB	1,296.4	(19.5)	19.9	0.4
Cleared derivatives (2)	39,272.4	—	99.1	99.1
Total derivative positions with credit exposure to non-member counterparties	44,770.8	(43.0)	144.6	101.6
Member institutions (3)	28.2	—	—	—
Total	$44,799.0	$(43.0)	$144.6	$101.6
Derivative positions without credit exposure	5,819.2
Total notional	$50,618.2

(in millions)	December 31, 2017
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$234.0	$0.3	$—	$0.3
Liability positions with credit exposure:
Uncleared derivatives
A	3,861.9	(7.7)	8.0	0.3
Cleared derivatives (2)	33,528.4	(0.7)	80.8	80.1
Total derivative positions with credit exposure to non-member counterparties	37,624.3	(8.1)	88.8	80.7
Member institutions (3)	25.5	—	—	—
Total	$37,649.8	$(8.1)	$88.8	$80.7
Derivative positions without credit exposure	7,134.2
Total notional	$44,784.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2018. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of March 31, 2018 and December 31, 2017.

Notional Greater Than 10%	March 31, 2018			December 31, 2017
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Barclays Bank	A	$3,461.9	30.5	A	$3,416.9	30.4
Citibank, NA	A	2,510.0	22.1	A	2,510.0	22.3
Morgan Stanley Capital	BBB	1,296.4	11.4	BBB	1,288.8	11.5
All others	n/a	4,077.5	36.0	n/a	4,039.9	35.8
Total		$11,345.8	100.0		$11,255.6	100.0

Net Credit Exposure Greater Than 10%	March 31, 2018			December 31, 2017
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
BNP Paribas	A	$1.4	56.0	A	$0.3	50.4
Morgan Stanley Capital	BBB	0.4	16.8	(1)	(1)	(1)
Citigroup Financial	BBB	0.4	14.8	(1)	(1)	(1)
Barclays Bank	(1)	(1)	(1)	A	0.2	31.6
Societe Generale	(1)	(1)	(1)	A	0.1	18.0
All others	n/a	0.3	12.4	n/a	—	—
Total		$2.5	100.0		$0.6	100.0
Notes:
(1) The counterparty had no credit exposure for the period-end.

To manage interest rate risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	March 31, 2018			December 31, 2017
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$15.7	$15.7	$15.7	$8.7	$8.7	$8.1
France	11.5	11.5	11.3	6.7	6.7	6.7
United Kingdom	0.7	0.6	0.4	1.1	1.1	1.3
Germany	7.5	3.2	3.3	4.1	0.7	0.6
Total	$35.4	$31.0	$30.7	$20.6	$17.2	$16.7
Note: The average maturity of these derivative contracts is August 2022 at March 31, 2018 and July 2022 at December 31, 2017, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	March 31, 2018			December 31, 2017
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$1.4	$—	$—	$0.2	$—	$—
Total	$1.4	$—	$—	$0.2	$—	$—
Note: The average maturity of these derivative contracts is June 2020 at March 31, 2018 and August 2020 at December 31, 2017, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies which enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. In addition, the Bank is required to maintain a level of liquidity in accordance with the FHLBank Act, FHFA regulations and policies established by its management and board of directors. The Bank's liquidity resources are designed to support these strategies and requirements through a focus on maintaining a liquidity and funding balance between its financial assets and financial liabilities and are described further in the Bank's 2017 Form 10-K.

Sources of Liquidity. The Bank's primary sources of liquidity are proceeds from the issuance of consolidated obligations and a liquidity investment portfolio, as well as proceeds from the issuance of capital stock.

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Investor demand for FHLBank debt remains strong as money market reform continues to provide strong demand for discount and floating rate notes. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of March 31, 2018. These ratings measure the likelihood of timely payment of principal and interest. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

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

Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations. During the first quarter of 2018, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the FHLBank’s short-term debt as an asset of choice. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

Refinancing Risk. There are inherent risks in utilizing short-term funding to support longer-dated assets and the Bank may be exposed to refinancing and investor concentration risks (collectively, refinancing risk). Refinancing risk includes the risk the Bank could have difficulty in rolling over short-term obligations when market conditions change. In managing and monitoring the amounts of financial assets that require refinancing, the Bank considers their contractual maturities, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments, embedded call optionality, and scheduled amortizations). The Bank and the OF jointly monitor the combined refinancing risk of the FHLBank system. In managing and monitoring the amounts of assets that require refunding, the Bank may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

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

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and during that period, an FHLBank will automatically renew maturing and called advances for all members except very large members, provided that the member is well-rated by its primary Federal regulator or its state regulator equivalent for insurance companies and is well-rated by the Bank's internal credit rating system. The Bank was in compliance with these requirements at March 31, 2018. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2017 Form 10-K for additional information.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At March 31, 2018 and December 31, 2017, excess contingency liquidity was approximately $24.0 billion and $25.6 billion, respectively.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2017 Form 10-K for additional information.

Operational and Business Risks

Operational Risk. Operational Risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including activities associated with affordable housing programs or goals. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor and people risk. The Bank has established operational risk policies and procedures to manage each of the specific operational risks.

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

For additional information, on operating and business risks, see the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2017 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Interest income:
Advances	$321,267	$206,222
Prepayment fees on advances, net	—	83
Interest-bearing deposits	1,172	178
Securities purchased under agreements to resell	1,118	182
Federal funds sold	29,297	9,395
Trading securities	2,816	2,816
Available-for-sale (AFS) securities	51,747	43,994
Held-to-maturity (HTM) securities	12,969	15,575
Mortgage loans held for portfolio	35,460	30,807
Total interest income	455,846	309,252
Interest expense:
Consolidated obligations - discount notes	95,811	34,941
Consolidated obligations - bonds	248,759	165,220
Mandatorily redeemable capital stock	85	63
Deposits	1,656	789
Other borrowings	9	6
Total interest expense	346,320	201,019
Net interest income	109,526	108,233
Provision (benefit) for credit losses	2,372	(2)
Net interest income after provision (benefit) for credit losses	107,154	108,235
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—
OTTI losses reclassified to (from) AOCI (Note 5)	(262)	(664)
Net OTTI losses, credit portion (Note 5)	(262)	(664)
Net gains (losses) on trading securities (Note 2)	(8,692)	2,285
Net gains on derivatives and hedging activities (Note 9)	4,112	4,430
Standby letters of credit fees	5,788	6,086
Other, net	773	646
Total other noninterest income	1,719	12,783
Other expense:
Compensation and benefits	11,800	14,922
Other operating	6,661	6,751
Finance Agency	1,550	1,409
Office of Finance	1,190	1,464
Total other expense	21,201	24,546
Income before assessments	87,672	96,472
Affordable Housing Program (AHP) assessment	8,776	9,654
Net income	$78,896	$86,818

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Net income	$78,896	$86,818
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(14,615)	31,375
Net non-credit portion of OTTI gains (losses) on AFS securities	175	(1,623)
Reclassification of net (gains) included in net income relating to hedging activities	(8)	(7)
Pension and post-retirement benefits	120	86
Total other comprehensive income (loss)	(14,328)	29,831
Total comprehensive income	$64,568	$116,649

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$252,603	$3,414,992
Interest-bearing deposits	280,116	280,340
Federal funds sold	6,625,000	5,650,000
Securities purchased under agreements to resell	500,000	500,000
Investment securities:
Trading securities (Note 2)	380,947	399,296
AFS securities at fair value (Note 3)	8,736,179	9,044,387
HTM securities; fair value of $1,966,186 and $1,894,534 respectively (Note 4)	1,964,993	1,883,051
Total investment securities	11,082,119	11,326,734
Advances, net (Note 6)	70,277,969	74,279,798
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $8,241 and $5,954, respectively (Note 8)	4,018,800	3,923,123
Banking on Business (BOB) loans, net of allowance for credit losses of $2,222 and $1,964, respectively	14,223	14,083
Accrued interest receivable	175,802	164,459
Premises, software and equipment, net	8,846	8,179
Derivative assets (Note 9)	101,529	80,756
Other assets	32,356	20,542
Total assets	$93,369,363	$99,663,006

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	March 31, 2018	December 31, 2017
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$586,255	$514,275
Noninterest-bearing	26,092	23,801
Total deposits	612,347	538,076
Consolidated obligations: (Note 10)
Discount notes	23,905,733	36,193,289
Bonds	63,705,984	57,533,722
Total consolidated obligations	87,611,717	93,727,011
Mandatorily redeemable capital stock (Note 11)	4,761	5,113
Accrued interest payable	135,241	118,473
AHP payable	93,130	91,563
Derivative liabilities (Note 9)	19,329	19,521
Other liabilities	87,562	235,761
Total liabilities	88,564,087	94,735,518
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 35,284 and 36,587 shares, respectively	3,528,424	3,658,656
Retained earnings:
Unrestricted	881,964	875,395
Restricted	298,252	282,473
Total retained earnings	1,180,216	1,157,868
Accumulated Other Comprehensive Income (AOCI)	96,636	110,964
Total capital	4,805,276	4,927,488
Total liabilities and capital	$93,369,363	$99,663,006

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$78,896	$86,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(36,552)	(1,202)
Net change in derivative and hedging activities	107,100	16,920
Net OTTI credit losses	262	664
Other adjustments	2,372	(3)
Net change in:
Trading securities	8,692	(3,003)
Accrued interest receivable	(11,528)	(7,317)
Other assets	(1,071)	(152)
Accrued interest payable	16,769	256
Other liabilities	(2,872)	170
Net cash provided by operating activities	$162,068	$93,151
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $224 and $538 from other FHLBanks for mortgage loan program)	$(53,325)	$18,548
Securities purchased under agreements to resell	—	250,000
Federal funds sold	(975,000)	(1,478,000)
AFS securities:
Proceeds	400,454	271,959
Purchases	(287,385)	(185,182)
HTM securities:
Net change in short-term	(150,000)	(350,000)
Proceeds from long-term maturities	67,917	125,296
Purchases of long-term	—	(25,749)
Advances:
Repaid	293,702,877	171,014,499
Originated	(289,824,861)	(164,537,200)
Mortgage loans held for portfolio:
Proceeds	99,378	114,648
Purchases	(202,636)	(146,982)
Proceeds from sales of foreclosed assets	1,706	1,792
Premises, software and equipment:
Purchases	(1,435)	(226)
Net cash provided by investing activities	$2,777,690	$5,073,403
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2018	2017
FINANCING ACTIVITIES
Net change in deposits	$74,271	$43,705
Net proceeds from issuance of consolidated obligations:
Discount notes	100,807,351	33,221,723
Bonds	18,347,649	11,068,853
Payments for maturing and retiring consolidated obligations:
Discount notes	(113,064,635)	(37,538,164)
Bonds	(12,079,651)	(12,725,482)
Proceeds from issuance of capital stock	1,025,123	989,060
Payments for repurchase/redemption of capital stock	(1,155,339)	(1,221,148)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(368)	(278)
Cash dividends paid	(56,548)	(41,584)
Net cash (used in) financing activities	$(6,102,147)	$(6,203,315)
Net (decrease) in cash and due from banks	$(3,162,389)	$(1,036,761)
Cash and due from banks at beginning of the period	3,414,992	3,587,605
Cash and due from banks at end of the period	$252,603	$2,550,844
Supplemental disclosures:
Interest paid	$366,657	$200,552
AHP payments	7,209	5,120
Transfers of mortgage loans to real estate owned	1,606	1,340
Variation margin recharacterized as settlement payments on derivative contracts	—	44,674

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	69,455	17,363	86,818	29,831	116,649
Issuance of capital stock	9,891	989,060	—	—	—	—	989,060
Repurchase/redemption of capital stock	(12,211)	(1,221,148)	—	—	—	—	(1,221,148)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(268)	—	—	—	—	(268)
Cash dividends	—	—	(41,584)	—	(41,584)	—	(41,584)
March 31, 2017	35,231	$3,523,055	$799,532	$231,910	$1,031,442	$82,127	$4,636,624

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488
Comprehensive income	—	—	63,117	15,779	78,896	(14,328)	64,568
Issuance of capital stock	10,251	1,025,123	—	—	—	—	1,025,123
Repurchase/redemption of capital stock	(11,554)	(1,155,339)	—	—	—	—	(1,155,339)
Net shares reclassified to mandatorily redeemable capital stock	—	(16)	—	—	—	—	(16)
Cash dividends	—	—	(56,548)	—	(56,548)	—	(56,548)
March 31, 2018	35,284	$3,528,424	$881,964	$298,252	$1,180,216	$96,636	$4,805,276

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. To the extent that any reclassifications were made, the reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in the Bank's 2017 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank adopted the following new accounting standards during the first quarter of 2018.

Standard	Description	Adoption Date and Transition	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2017-07: Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This ASU requires entities to disaggregate the service cost component of net benefit cost from other components and present the other components outside of income from operations. It also requires that only the service cost component be eligible for capitalization.

The Bank adopted this ASU on January 1, 2018. The presentation of service costs separately was adopted on a retrospective basis. The limiting of capitalization to service costs was adopted on a prospective basis.

The adoption of this ASU did not materially impact the Bank’s results of operations. It resulted in an immaterial reclassification of other pension costs from "Compensation and benefits" to "Other operating" in the Statement of Income for all periods presented.

ASU 2016-15: Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	This ASU is focused on reducing diversity in practice in the Statement of Cash Flows by providing clarification on eight classification issues.	The Bank adopted this ASU on January 1, 2018 on a modified retrospective basis.
The adoption of this ASU resulted in the Bank including interest paid on consolidated obligation discount notes in its "Interest paid" supplemental disclosure in the Statement of Cash Flows for all periods presented.

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
The Bank adopted this ASU on January 1, 2018 on a modified retrospective basis.
The adoption of this ASU did not materially impact the Bank’s financial condition or results of operations. The Bank reclassified immaterial investments from "Trading securities" and "AFS securities" to "Other assets" in the Statement of Condition on January 1, 2018. The Bank also reflected the reduced disclosure requirements for financial instruments not recognized at fair value in the financial statements.

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
This Bank adopted this ASU on January 1, 2018 on a modified retrospective basis.
The adoption of these ASUs did not impact the Bank’s financial condition or results of operations, as the majority of the Bank’s revenue is derived from financial instruments, which are excluded from the scope of this guidance.

Notes to Unaudited Financial Statements (continued)

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities	This ASU makes amendments to the accounting for derivatives and hedging activities intended to better portray the economics of the transactions.	This ASU is effective for the Bank beginning January 1, 2019 and allows for early adoption. The guidance will be applied to existing hedging relationships as of the beginning of the year of adoption.
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
The Bank is continuing to evaluate the impact of this ASU on its financial statements. Upon adoption, the Bank will increase its assets and liabilities for capitalized leases. The Bank’s most significant lease is its headquarters. Future minimum lease payments under current accounting standards are disclosed in Note 20 - Commitments and Contingencies in its 2017 Form 10-K. Substantially all of these payments represent the building lease.

Notes to Unaudited Financial Statements (continued)

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Mutual funds (1)	$—	$9,657
GSE and TVA obligations	380,947	389,639
Total	$380,947	$399,296
Note:
(1) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 1 in this Form 10-Q.

The following table presents net gains (losses) on trading securities for the first quarter of 2018 and 2017.

	Three months ended March 31,
(in thousands)	2018	2017
Net unrealized gains (losses) on trading securities held at period-end	$(8,692)	$2,285
Net realized gains (losses) on trading securities sold/matured during the period	—	—
Net gains (losses) on trading securities	$(8,692)	$2,285

Notes to Unaudited Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$2,610,206	$—	$32,025	$(5,727)	$2,636,504
State or local agency obligations	264,502	—	2,442	(5,316)	261,628
Total non-MBS	$2,874,708	$—	$34,467	$(11,043)	$2,898,132
MBS:
U.S. obligations single family MBS	$171,656	$—	$409	$(116)	$171,949
GSE single-family MBS	2,600,197	—	13,765	(6,141)	2,607,821
GSE multifamily MBS	2,559,250	—	2,135	(6,755)	2,554,630
Private label residential MBS	430,645	—	73,128	(126)	503,647
Total MBS	$5,761,748	$—	$89,437	$(13,138)	$5,838,047
Total AFS securities	$8,636,456	$—	$123,904	$(24,181)	$8,736,179

	December 31, 2017
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds (3)	$2,015	$—	$—	$—	$2,015
GSE and TVA obligations	2,798,838	—	27,460	(5,519)	2,820,779
State or local agency obligations	264,812	—	5,546	(994)	269,364
Total non-MBS	$3,065,665	$—	$33,006	$(6,513)	$3,092,158
MBS:
U.S. obligations single family MBS	$178,882	$—	$465	$(74)	$179,273
GSE single-family MBS	2,654,315	—	15,238	(3,758)	2,665,795
GSE multifamily MBS	2,579,625	—	5,162	(2,169)	2,582,618
Private label residential MBS	451,737	—	72,953	(147)	524,543
Total MBS	$5,864,559	$—	$93,818	$(6,148)	$5,952,229
Total AFS securities	$8,930,224	$—	$126,824	$(12,661)	$9,044,387
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, OTTI recognized, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.
(3) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 1 in this Form 10-Q.

As of March 31, 2018, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $16.4 million, credit losses of $176.2 million and OTTI-related accretion adjustments of $65.8 million. As of December 31, 2017, these amounts were $16.3 million, $178.8 million and $62.1 million, respectively.

Notes to Unaudited Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Non-credit portion of OTTI losses	$—	$—
Net unrealized gains on OTTI securities since their last OTTI credit charge	73,128	72,953
Net non-credit portion of OTTI gains on AFS securities in AOCI	$73,128	$72,953

The following tables summarize the AFS securities with unrealized losses as of March 31, 2018 and December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$7,023	$(253)	$1,112,724	$(5,474)	$1,119,747	$(5,727)
State or local agency obligations	49,734	(801)	74,260	(4,515)	123,994	(5,316)
Total non-MBS	$56,757	$(1,054)	$1,186,984	$(9,989)	$1,243,741	$(11,043)
MBS:
U.S. obligations single-family MBS	$31,324	$(4)	$35,540	$(112)	$66,864	$(116)
GSE single-family MBS	258,017	(1,654)	261,823	(4,487)	519,840	(6,141)
GSE multifamily MBS	1,285,775	(6,755)	—	—	1,285,775	(6,755)
Private label residential MBS	—	—	3,035	(126)	3,035	(126)
Total MBS	$1,575,116	$(8,413)	$300,398	$(4,725)	$1,875,514	$(13,138)
Total	$1,631,873	$(9,467)	$1,487,382	$(14,714)	$3,119,255	$(24,181)

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$12,386	$(114)	$1,262,810	$(5,405)	$1,275,196	$(5,519)
State or local agency obligations	4,371	(78)	77,859	(916)	82,230	(994)
Total non-MBS	$16,757	$(192)	$1,340,669	$(6,321)	$1,357,426	$(6,513)
MBS:
U.S. obligations single family MBS	$—	$—	$37,330	$(74)	$37,330	$(74)
GSE single-family MBS	150,170	(651)	272,925	(3,107)	423,095	(3,758)
GSE multifamily MBS	424,932	(2,096)	10,796	(73)	435,728	(2,169)
Private label residential MBS	—	—	3,013	(147)	3,013	(147)
Total MBS	$575,102	$(2,747)	$324,064	$(3,401)	$899,166	$(6,148)
Total	$591,859	$(2,939)	$1,664,733	$(9,722)	$2,256,592	$(12,661)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Unaudited Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2018 and December 31, 2017 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,184,917	$1,180,672	$1,002,015	$999,160
Due after one year through five years	269,939	273,601	607,802	611,231
Due after five years through ten years	683,499	696,953	676,975	687,993
Due in more than ten years	736,353	746,906	778,873	793,774
AFS securities excluding MBS	2,874,708	2,898,132	3,065,665	3,092,158
MBS	5,761,748	5,838,047	5,864,559	5,952,229
Total AFS securities	$8,636,456	$8,736,179	$8,930,224	$9,044,387

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Amortized cost of AFS non-MBS:
Fixed-rate	$2,789,790	$2,980,770
Variable-rate	84,918	84,895
Total non-MBS	$2,874,708	$3,065,665
Amortized cost of AFS MBS:
Fixed-rate	$1,101,903	$1,142,290
Variable-rate	4,659,845	4,722,269
Total MBS	$5,761,748	$5,864,559
Total amortized cost of AFS securities	$8,636,456	$8,930,224

Notes to Unaudited Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$325,000	$19	$(7)	$325,012
State or local agency obligations	122,400	79	(4,674)	117,805
Total non-MBS	$447,400	$98	$(4,681)	$442,817
MBS:
U.S. obligations single-family MBS	$396,102	$3,582	$—	$399,684
GSE single-family MBS	145,783	1,779	(40)	147,522
GSE multifamily MBS	714,694	4,676	(8,502)	710,868
Private label residential MBS	261,014	4,472	(191)	265,295
Total MBS	$1,517,593	$14,509	$(8,733)	$1,523,369
Total HTM securities	$1,964,993	$14,607	$(13,414)	$1,966,186

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$175,000	$30	$—	$175,030
State or local agency obligations	122,400	62	(5,571)	116,891
Total non-MBS	$297,400	$92	$(5,571)	$291,921
MBS:
U.S. obligations single-family MBS	$424,341	$4,112	$—	$428,453
GSE single-family MBS	156,597	2,323	(39)	158,881
GSE multifamily MBS	726,008	9,186	(3,298)	731,896
Private label residential MBS	278,705	4,953	(275)	283,383
Total MBS	$1,585,651	$20,574	$(3,612)	$1,602,613
Total HTM securities	$1,883,051	$20,666	$(9,183)	$1,894,534

Notes to Unaudited Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2018 and December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$149,993	$(7)	$—	$—	$149,993	$(7)
State or local agency obligations	—	—	106,016	(4,674)	106,016	(4,674)
Total non-MBS	$149,993	$(7)	$106,016	$(4,674)	$256,009	$(4,681)
MBS:
GSE single-family MBS	$—	$—	$5,235	$(40)	$5,235	$(40)
GSE multifamily MBS	250,560	(4,356)	92,517	(4,146)	343,077	(8,502)
Private label residential MBS	4,631	(7)	15,081	(184)	19,712	(191)
Total MBS	$255,191	$(4,363)	$112,833	$(4,370)	$368,024	$(8,733)
Total	$405,184	$(4,370)	$218,849	$(9,044)	$624,033	$(13,414)

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$105,119	$(5,571)	$105,119	$(5,571)
MBS:
GSE single-family MBS	$—	$—	$5,633	$(39)	$5,633	$(39)
GSE multifamily MBS	169,089	(790)	94,241	(2,508)	263,330	(3,298)
Private label residential MBS	—	—	27,079	(275)	27,079	(275)
Total MBS	$169,089	$(790)	$126,953	$(2,822)	$296,042	$(3,612)
Total	$169,089	$(790)	$232,072	$(8,393)	$401,161	$(9,183)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2018 and December 31, 2017 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$325,000	$325,012	$175,000	$175,030
Due after one year through five years	—	—	—	—
Due after five years through ten years	42,010	41,380	42,010	41,211
Due after ten years	80,390	76,425	80,390	75,680
Total non-MBS	447,400	442,817	297,400	291,921
MBS	1,517,593	1,523,369	1,585,651	1,602,613
Total HTM securities	$1,964,993	$1,966,186	$1,883,051	$1,894,534

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Amortized cost of HTM non-MBS:
Fixed-rate	$325,000	$175,000
Variable-rate	122,400	122,400
Total non-MBS	$447,400	$297,400
Amortized cost of HTM MBS:
Fixed-rate	$770,310	$787,395
Variable-rate	747,283	798,256
Total MBS	$1,517,593	$1,585,651
Total HTM securities	$1,964,993	$1,883,051

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, the amount of which could be up to the difference between the security's amortized cost basis and its fair value, and records any difference in its Statement of Income. For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2017 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - OTTI to the audited financial statements in the Bank’s 2017 Form 10-K.

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. During the first quarter of 2018, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (7.0)% to 12.0% over the 12 month period beginning January 1, 2018. For the vast majority of markets the short-term forecast has changes from 1.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of March 31, 2018. The "Total OTTI securities" balances below summarize the Bank’s securities as of March 31, 2018 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$234,777	$181,872	$218,494
Alt-A	320,175	245,613	282,119
Total OTTI securities	554,952	427,485	500,613
Private label MBS with no OTTI	3,160	3,160	3,034
Total AFS private label MBS	$558,112	$430,645	$503,647
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

Notes to Unaudited Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in thousands)	2018	2017
Beginning balance	$210,875	$236,460
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	262	664
Reductions:
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(5,199)	(6,674)
Ending balance	$205,938	$230,450
Notes:
(1) For the three months ended March 31, 2018 and 2017, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to January 1 of the applicable year.

All Other AFS and HTM Investments. At March 31, 2018, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at March 31, 2018.

Notes to Unaudited Financial Statements (continued)

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

At March 31, 2018 and December 31, 2017, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.83% to 7.40%. AHP subsidized advances have an interest rate of 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$27,025,309	1.92%	$31,606,861	1.56%
Due after 1 year through 2 years	13,270,470	1.88	11,786,189	1.63
Due after 2 years through 3 years	19,120,397	2.05	18,456,775	1.71
Due after 3 years through 4 years	7,801,945	2.22	10,445,920	1.85
Due after 4 years through 5 years	2,472,460	2.46	1,254,184	2.14
Thereafter	814,873	2.72	833,938	2.72
Total par value	70,505,454	2.01%	74,383,867	1.67%
Discount on AHP advances	(1)		(1)
Deferred prepayment fees	(450)		(613)
Hedging adjustments	(227,034)		(103,455)
Total book value	$70,277,969		$74,279,798

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity, fixed-rate advance without the conversion feature. In addition, the Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances).

At March 31, 2018 and December 31, 2017, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of March 31, 2018 and December 31, 2017.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Due in 1 year or less	$31,525,309	$35,856,861	$27,050,809	$31,632,361
Due after 1 year through 2 years	13,005,470	11,771,189	13,264,970	11,780,689
Due after 2 years through 3 years	16,895,397	17,231,775	19,120,397	18,456,775
Due after 3 years through 4 years	5,801,945	7,445,920	7,801,945	10,445,920
Due after 4 years through 5 years	2,462,460	1,244,184	2,472,460	1,254,184
Thereafter	814,873	833,938	794,873	813,938
Total par value	$70,505,454	$74,383,867	$70,505,454	$74,383,867

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Fixed-rate – overnight	$4,129,727	$3,988,232
Fixed-rate – term:
Due in 1 year or less	14,082,386	15,998,268
Thereafter	16,947,745	14,685,606
Total fixed-rate	35,159,858	34,672,106
Variable-rate:
Due in 1 year or less	8,813,196	11,620,361
Thereafter	26,532,400	28,091,400
Total variable-rate	35,345,596	39,711,761
Total par value	$70,505,454	$74,383,867

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2018, the Bank had advances of $54.4 billion outstanding to the five largest borrowers, which represented 77.1% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at March 31, 2018.

As of December 31, 2017, the Bank had advances of $57.5 billion outstanding to the five largest borrowers, which represented 77.3% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2017.

See Note 8 for information related to the Bank's allowance for credit losses.

Notes to Unaudited Financial Statements (continued)

Note 7 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 12 for further information regarding transactions with related parties.

The following table presents balances as of March 31, 2018 and December 31, 2017 for mortgage loans held for portfolio.

(in thousands)	March 31, 2018	December 31, 2017
Fixed-rate long-term single-family mortgages (1)	$3,703,835	$3,592,083
Fixed-rate medium-term single-family mortgages (1)	235,377	246,493
Total par value	3,939,212	3,838,576
Premiums	69,627	70,197
Discounts	(3,779)	(3,418)
Hedging adjustments	21,981	23,722
Total mortgage loans held for portfolio	$4,027,041	$3,929,077
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Conventional loans	$3,736,724	$3,631,292
Government-guaranteed/insured loans	202,488	207,284
Total par value	$3,939,212	$3,838,576

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

Credit Products. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This approach generally requires a credit limit to be established for each borrower. This approach includes an ongoing review of each borrower’s financial condition in conjunction with the Bank's collateral and lending policies to limit risk of loss while balancing each borrower's need for a reliable source of funding. In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to help ensure that credit products continue to be secured by adequate collateral. Management of the Bank believes that these policies effectively manage the Bank’s credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, regardless of the member's financial condition, the Bank always takes possession or control of securities used as collateral. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a member (or an affiliate of a member) priority over the claims or rights of

Notes to Unaudited Financial Statements (continued)

any other party, except for claims or rights of a third party that would be otherwise entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2018 and December 31, 2017, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2018 and December 31, 2017, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of March 31, 2018 and December 31, 2017 and is not included in any of the tables that follow.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At March 31, 2018 and December 31, 2017, the MPF exposure under the FLA was $26.9 million and $26.3 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.1 million and $0.9 million for the first quarter 2018 and 2017, respectively.

Notes to Unaudited Financial Statements (continued)

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

Rollforward of Allowance for Credit Losses - Mortgage Loans - Conventional MPF.

	Three months ended March 31,
(in thousands)	2018	2017
Balance, beginning of period	$5,954	$6,231
(Charge-offs) Recoveries, net (1)	9	(219)
Provision for credit losses	2,278	192
Balance, March 31	$8,241	$6,204
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology - Mortgage Loans - Conventional MPF.

(in thousands)	March 31, 2018	December 31, 2017
Ending balance, individually evaluated for impairment	$7,010	$5,218
Ending balance, collectively evaluated for impairment	1,231	736
Total allowance for credit losses	$8,241	$5,954
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$51,493	$52,505
Collectively evaluated for impairment	3,786,871	3,682,167
Total recorded investment	$3,838,364	$3,734,672

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicators - Mortgage Loans. Key credit quality indicators include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	March 31, 2018
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$37,696	$9,614	$47,310
Past due 60-89 days	8,280	2,512	10,792
Past due 90 days or more	15,590	4,932	20,522
Total past due loans	$61,566	$17,058	$78,624
Total current loans	3,776,798	192,504	3,969,302
Total loans	$3,838,364	$209,562	$4,047,926
Other delinquency statistics:
In process of foreclosures, included above (3)	$7,922	$1,183	$9,105
Serious delinquency rate (4)	0.4%	2.4%	0.5%
Past due 90 days or more still accruing interest	$—	$4,932	$4,932
Loans on nonaccrual status	$18,172	$—	$18,172

(in thousands)	December 31, 2017
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$39,677	$11,390	$51,067
Past due 60-89 days	7,039	2,887	9,926
Past due 90 days or more	17,738	4,959	22,697
Total past due loans	$64,454	$19,236	$83,690
Total current loans	3,670,218	195,382	3,865,600
Total loans	$3,734,672	$214,618	$3,949,290
Other delinquency statistics:
In process of foreclosures, included above (3)	$9,978	$1,055	$11,033
Serious delinquency rate (4)	0.5%	2.3%	0.6%
Past due 90 days or more still accruing interest	$—	$4,959	$4,959
Loans on nonaccrual status	$20,695	$—	$20,695
Notes:
(1) The recorded investment in a loan is the unpaid principal balance, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums, unaccreted discounts and adjustments for hedging. The recorded investment is not net of any valuation allowance.
(2) ) The Bank has not recorded any allowance for credit losses on government-guaranteed or -insured mortgage loans at March 31, 2018 and December 31, 2017.
(3) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(4) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.

Notes to Unaudited Financial Statements (continued)

Individually Evaluated Impaired Loans - Mortgage Loans. Information regarding individually evaluated impaired loans is as follows. As indicated above, these loans include impaired loans considered collateral-dependent.

	March 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$30,664	$30,316	$—
With a related allowance:
Conventional MPF loans	20,829	20,539	7,010
Total:
Conventional MPF loans	$51,493	$50,855	$7,010

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$30,824	$30,497	$—
With a related allowance:
Conventional MPF loans	21,681	21,360	5,218
Total:
Conventional MPF loans	$52,505	$51,857	$5,218

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $11.2 million and $11.1 million as of March 31, 2018 and December 31, 2017, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $4.3 million and $3.9 million of REO reported in Other assets on the Statement of Condition at March 31, 2018 and December 31, 2017, respectively.

Purchases, Sales and Reclassifications. During the three months ended March 31, 2018 and 2017, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Notes to Unaudited Financial Statements (continued)

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank's derivative transactions, see Note 11 - Derivatives and Hedging Activities to the audited financial statements in the Bank's 2017 Form 10-K.

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

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional amount and fair value of derivative instruments and total derivatives assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	March 31, 2018
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$33,074,792	$2,471	$69,778
Derivatives not designated as hedging instruments:
Interest rate swaps	$11,060,179	$9,697	$30,908
Interest rate caps or floors	6,455,000	2,440	—
Mortgage delivery commitments	28,234	33	30
Total derivatives not designated as hedging instruments:	$17,543,413	$12,170	$30,938
Total derivatives before netting and collateral adjustments	$50,618,205	$14,641	$100,716
Netting adjustments and cash collateral (1)		86,888	(81,387)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$101,529	$19,329

Notes to Unaudited Financial Statements (continued)

	December 31, 2017 (2)
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,017,995	$4,185	$45,302
Derivatives not designated as hedging instruments:
Interest rate swaps	$8,285,437	$3,727	$17,423
Interest rate caps	6,455,000	1,464	—
Mortgage delivery commitments	25,487	4	61
Total derivatives not designated as hedging instruments:	$14,765,924	$5,195	$17,484
Total derivatives before netting and collateral adjustments	$44,783,919	$9,380	$62,786
Netting adjustments and cash collateral (1)		71,376	(43,265)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$80,756	$19,521
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $168.3 million and $114.6 million at March 31, 2018 and December 31, 2017, respectively. Cash collateral received was immaterial for both March 31, 2018 and December 31, 2017.
(2) To conform with current presentation, $11.2 million of variation margin received from the Clearing House has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included in netting adjustments and cash collateral.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended March 31,
(in thousands)	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$1,201	$658
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$5,797	$5,188
Interest rate caps or floors	977	(576)
Net interest settlements	(2,583)	(864)
Mortgage delivery commitments	(892)	(37)
Other	8	6
Total net gains related to derivatives not designated as hedging instruments	$3,307	$3,717
Other - price alignment amount on derivatives for which variation margin is characterized as a daily settled contract	(396)	55
Net gains on derivatives and hedging activities	$4,112	$4,430
Note:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness.

Notes to Unaudited Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2018 and 2017.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2018
Hedged item type:
Advances	$123,793	$(123,543)	$250	$(2,809)
Consolidated obligations – bonds	(89,772)	88,903	(869)	(7,783)
AFS securities	40,652	(38,832)	1,820	(2,684)
Total	$74,673	$(73,472)	$1,201	$(13,276)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended March 31, 2017
Hedged item type:
Advances	$15,913	$(15,917)	$(4)	$(9,974)
Consolidated obligations – bonds	(11,151)	11,676	525	6,349
AFS securities	6,275	(6,138)	137	(4,905)
Total	$11,037	$(10,379)	$658	$(8,530)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(0.6) million and $(0.7) million for the first quarter of 2018 and 2017, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first quarter of 2018 or 2017.

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

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at March 31, 2018 was $11.6 million for which the Bank has posted cash collateral of $2.3 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $7.2 million of collateral to its derivative counterparties at March 31, 2018.

Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank's counterparties. The Clearing House notifies the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk

Notes to Unaudited Financial Statements (continued)

exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The Bank uses CME Clearing as the Clearing House for all cleared derivative transactions. Variation margin payments are characterized as daily settlement payments, rather than collateral. Initial margin is considered cash collateral.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 13 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2018.

Offsetting of Derivative Assets and Derivative Liabilities. When it has met the netting requirements, the Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank nets derivative fair values on all of its transactions through a particular clearing agent with a particular Clearing House (including settled variation margin) into one net asset or net liability exposure.  Initial margin posted to the clearing house is presented as a derivative asset.

Notes to Unaudited Financial Statements (continued)

The following tables present separately the fair value of derivative instruments meeting or not meeting netting requirements. Gross recognized amounts do not include the related collateral received from or pledged to counterparties. Net amounts reflect the adjustments of collateral received from or pledged to counterparties.

	Derivative Assets
(in thousands)	March 31, 2018	December 31, 2017 (2)
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$12,936	$5,875
Cleared derivatives	1,672	3,501
Total gross recognized amount	14,608	9,376
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(10,512)	(5,246)
Cleared derivatives	97,400	76,622
Total gross amounts of netting adjustments and cash collateral	86,888	71,376
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2,424	629
Cleared derivatives	99,072	80,123
Total net amounts after netting adjustments and cash collateral	101,496	80,752
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	33	4
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	33	4
Total derivative assets:
Uncleared derivatives	2,457	633
Cleared derivatives	99,072	80,123
Total derivative assets as reported in the Statement of Condition	101,529	80,756
Net unsecured amount:
Uncleared derivatives	2,457	633
Cleared derivatives	99,072	80,123
Total net unsecured amount	$101,529	$80,756

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2018	December 31, 2017 (2)
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$89,273	$47,315
Cleared derivatives	11,413	15,409
Total gross recognized amount	100,686	62,724
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(79,715)	(39,063)
Cleared derivatives	(1,672)	(4,202)
Total gross amounts of netting adjustments and cash collateral	(81,387)	(43,265)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	9,558	8,252
Cleared derivatives	9,741	11,207
Total net amounts after netting adjustments and cash collateral	19,299	19,459
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	30	62
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	30	62
Total derivative liabilities
Uncleared derivatives	9,588	8,314
Cleared derivatives	9,741	11,207
Total derivative liabilities as reported in the Statement of Condition	19,329	19,521
Net unsecured amount:
Uncleared derivatives	9,588	8,314
Cleared derivatives	9,741	11,207
Total net unsecured amount	$19,329	$19,521
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments.
(2) To conform with current presentation, $11.2 million of variation margin received from the Clearing House for daily settled contracts has been allocated to the individual instruments as of December 31, 2017. Previously, this amount was included in netting adjustments and cash collateral.

Notes to Unaudited Financial Statements (continued)

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments on behalf of another FHLBank, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $1,019.2 billion and $1,034.3 billion at March 31, 2018 and December 31, 2017, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2017 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Par value of consolidated bonds:
Fixed-rate	$26,744,633	$26,714,743
Step-up	1,780,000	1,675,000
Floating-rate	34,964,850	28,837,500
Conversion bonds - fixed to floating	390,000	390,000
Total par value	63,879,483	57,617,243
Bond premiums	65,637	65,198
Bond discounts	(9,185)	(7,927)
Concession fees	(6,462)	(6,417)
Hedging adjustments	(223,489)	(134,375)
Total book value	$63,705,984	$57,533,722

Notes to Unaudited Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$35,626,745	1.61%	$28,357,115	1.33%
Due after 1 year through 2 years	16,079,670	1.71	17,184,710	1.44
Due after 2 years through 3 years	4,083,650	1.88	4,062,040	1.78
Due after 3 years through 4 years	2,495,000	2.16	2,357,115	2.11
Due after 4 years through 5 years	1,670,855	2.25	1,701,520	2.12
Thereafter	3,917,350	2.45	3,937,150	2.41
Index amortizing notes	6,213	4.75	17,593	5.39
Total par value	$63,879,483	1.74%	$57,617,243	1.53%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Noncallable	$58,159,483	$52,328,243
Callable	5,720,000	5,289,000
Total par value	$63,879,483	$57,617,243

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2018 and December 31, 2017.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2018	December 31, 2017
Due in 1 year or less	$41,049,745	$33,384,115
Due after 1 year through 2 years	15,891,670	17,061,710
Due after 2 years through 3 years	3,341,650	3,587,040
Due after 3 years through 4 years	1,647,000	1,477,115
Due after 4 years through 5 years	1,155,855	1,236,520
Thereafter	787,350	853,150
Index amortizing notes	6,213	17,593
Total par value	$63,879,483	$57,617,243

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31, 2018	December 31, 2017
Book value	$23,905,733	$36,193,289
Par value	23,974,237	36,253,187
Weighted average interest rate (1)	1.66%	1.24%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2017 Form 10-K. At March 31, 2018, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.4 billion and $3.2 billion in B1 membership stock and B2 activity stock, respectively, at March 31, 2018. The Bank had $0.4 billion and $3.3 billion in B1 membership stock and B2 activity stock, respectively, at December 31, 2017.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,322,025	$4,713,402	$1,052,052	$4,821,638
Total capital-to-asset ratio	4.0%	5.0%	4.0%	4.8%
Total regulatory capital	3,734,775	4,713,402	3,986,520	4,821,638
Leverage ratio	5.0%	7.6%	5.0%	7.3%
Leverage capital	4,668,468	7,070,102	4,983,150	7,232,457

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 20, 2018, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2017. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2018.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31, 2018
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$848,900	24.0%
Ally Bank, Midvale, UT	764,387	21.6
Chase Bank USA, N.A., Wilmington, DE	508,683	14.4

(dollars in thousands)	December 31, 2017
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$910,400	24.8%
Ally Bank, Midvale, UT	745,387	20.3
Chase Bank USA, N.A., Wilmington, DE	589,254	16.1
Note:
(1) For Bank membership purposes, the principal place of business for PNC Bank is Pittsburgh, PA. For Ally Bank, the principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At March 31, 2018 and December 31, 2017, the Bank had $4.8 million and $5.1 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum

Notes to Unaudited Financial Statements (continued)

regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three months ended March 31, 2018 and 2017.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in thousands)	2018	2017
Balance, beginning of the period	$5,113	$5,216
Capital stock subject to mandatory redemption reclassified from capital	16	268
Redemption/repurchase of mandatorily redeemable stock	(368)	(278)
Balance, end of the period	$4,761	$5,206

As of March 31, 2018, the total mandatorily redeemable capital stock reflected the balance for six institutions. Five institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Due in 1 year or less	$23	$—
Due after 1 year through 2 years	308	342
Due after 2 years through 3 years	4,130	4,256
Due after 3 years through 4 years	78	—
Due after 4 years through 5 years	222	515
Total	$4,761	$5,113

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

Dividends and Retained Earnings. Each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2018, retained earnings were $1,180.2 million, including $881.9 million of unrestricted retained earnings and $298.3 million of RRE.

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

Notes to Unaudited Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. Dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the first quarters of 2018 and 2017 are presented in the table below.

	Dividend - Annual Yield
	2018		2017
	Membership	Activity	Membership	Activity
February	3.5%	6.75%	2.0%	5.0%

In April 2018, the Bank paid a quarterly dividend equal to an annual yield of 6.75% and 3.5% on activity and membership stock, respectively.

The following table summarizes the changes in AOCI for the three months ended March 31, 2018 and 2017.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	31,375	(1,086)	—	—	—	30,289
Net change in fair value of OTTI securities	—	(1,201)	—	—	—	(1,201)
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	664	—	—	—	664
Amortization on hedging activities	—	—	—	(7)	—	(7)
Pension and post-retirement	—	—	—	—	86	86
March 31, 2017	$18,540	$65,801	$—	$216	$(2,430)	$82,127

December 31, 2017	$41,210	$72,953	$—	$200	$(3,399)	$110,964
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(14,615)	(87)	—	—	—	(14,702)
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	262	—	—	—	262
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	120	120
March 31, 2018	$26,595	$73,128	$—	$192	$(3,279)	$96,636

Notes to Unaudited Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	March 31, 2018	December 31, 2017
Advances	$53,187,027	$56,819,556
Letters of credit (1)	4,253,343	4,612,680
MPF loans	652,685	696,204
Deposits	16,953	32,420
Capital stock	2,291,537	2,470,117
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to prepayment of fess on advances and interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2018	2017
Interest income on advances (1)	$243,792	$159,925
Interest income on MPF loans	8,943	11,182
Letters of credit fees	1,572	1,873
Note:
(1) For the three months ended March 31, 2018, balances include contractual interest income of $245.4 million, net interest settlements on derivatives in fair value hedge relationships of $(1.7) million and total amortization of basis adjustments was $0.1 million. For the three months ended March 31, 2017, balances include contractual interest income of $163.8 million, net interest settlements on derivatives in fair value hedge relationships of $(5.2) million and total amortization of basis adjustments was $1.3 million.

The following table includes the MPF activity of the related party members.

	Three months ended March 31,
(in thousands)	2018	2017
Total MPF loan volume purchased	$3,869	$3,530

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2018	2017
Servicing fee expense	$711	$429

(in thousands)	March 31, 2018	December 31, 2017
Interest-bearing deposits maintained with FHLBank of Chicago	$5,116	$5,340

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2018 and 2017, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2018 and 2017, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2018 and 2017.

Notes to Unaudited Financial Statements (continued)

Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2017 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2018 and December 31, 2017. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2018 and December 31, 2017 are presented in the table below.

Fair Value Summary Table
	March 31, 2018
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$252,603	$252,603	$—	$—	$—	$252,603
Interest-bearing deposits	280,116	275,000	5,116	—	—	280,116
Federal funds sold	6,625,000	—	6,624,915	—	—	6,624,915
Securities purchased under agreement to resell (2)	500,000	—	500,000	—	—	500,000
Trading securities	380,947	—	380,947	—	—	380,947
AFS securities	8,736,179	—	8,232,532	503,647	—	8,736,179
HTM securities	1,964,993	—	1,700,891	265,295	—	1,966,186
Advances	70,277,969	—	70,250,384	—	—	70,250,384
Mortgage loans held for portfolio, net	4,018,800	—	3,945,641	—	—	3,945,641
BOB loans, net	14,223	—	—	14,223	—	14,223
Accrued interest receivable	175,802	—	175,802	—	—	175,802
Derivative assets	101,529	—	14,641	—	86,888	101,529
Liabilities:
Deposits	$612,347	$—	$612,347	$—	$—	$612,347
Discount notes	23,905,733	—	23,900,467	—	—	23,900,467
Bonds	63,705,984	—	63,509,814	—	—	63,509,814
Mandatorily redeemable capital stock (3)	4,761	4,842	—	—	—	4,842
Accrued interest payable (3)	135,241	—	135,159	—	—	135,159
Derivative liabilities	19,329	—	100,716	—	(81,387)	19,329

Notes to Unaudited Financial Statements (continued)

	December 31, 2017
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$3,414,992	$3,414,992	$—	$—	$—	$3,414,992
Interest-bearing deposits	280,340	275,000	5,340	—	—	280,340
Federal funds sold	5,650,000	—	5,649,868	—	—	5,649,868
Securities purchased under agreement to resell (2)	500,000	—	499,999	—	—	499,999
Trading securities	399,296	9,657	389,639	—	—	399,296
AFS securities	9,044,387	2,015	8,517,829	524,543	—	9,044,387
HTM securities	1,883,051	—	1,611,151	283,383	—	1,894,534
Advances	74,279,798	—	74,242,369	—	—	74,242,369
Mortgage loans held for portfolio, net	3,923,123	—	3,921,976	—	—	3,921,976
BOB loans, net	14,083	—	—	14,083	—	14,083
Accrued interest receivable	164,459	—	164,459	—	—	164,459
Derivative assets (4)	80,756	—	9,380	—	71,376	80,756
Liabilities:
Deposits	$538,076	$—	$538,076	$—	$—	$538,076
Discount notes	36,193,289	—	36,185,419	—	—	36,185,419
Bonds	57,533,722	—	57,439,681	—	—	57,439,681
Mandatorily redeemable capital stock (3)	5,113	5,201	—	—	—	5,201
Accrued interest payable (3)	118,473	—	118,384	—	—	118,384
Derivative liabilities (4)	19,521	—	62,786	—	(43,265)	19,521
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2018 and December 31, 2017. These instruments’ maturity term is overnight.
(3) The estimated fair value amount for the mandatorily redeemable capital stock line item includes accrued dividend interest; this amount is excluded from the estimated fair value for the accrued interest payable line item.
(4) To conform with current presentation, $11.2 million in variation margin received on cleared derivatives has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with Netting Adjustments and Cash Collateral.

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs used to measure fair value by maximizing the use of observable inputs. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability.

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

Notes to Unaudited Financial Statements (continued)

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2018 and 2017.

Summary of Valuation Methodologies and Primary Inputs

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are listed below.

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

As of March 31, 2018, the Bank received a price from all of its vendors for substantially all of its MBS holdings and the default price was the final price. In addition, there were minimal outliers to evaluate. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of March 31, 2018, the Bank classified private label MBS as Level 3.

Derivative Assets/Liabilities. The Bank bases the fair values of derivatives with similar terms on market prices, when available. However, market prices do not exist for many types of derivative instruments. Consequently, fair values for these

Notes to Unaudited Financial Statements (continued)

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

The Bank's credit risk exposure on cleared derivatives is mitigated by the substitution of a central counterparty for individual counterparties. In addition, the CME Clearing rulebook requires delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. Variation margin payments are daily settlement payments rather than collateral. Initial margin continues to be treated as collateral and accounted for separately.

The fair values of derivatives are netted by clearing agent and/or by counterparty pursuant to the provisions of each of the Bank’s netting agreements. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.

Impaired Mortgage Loans Held for Portfolio and Real Estate Owned. The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

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

Notes to Unaudited Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at March 31, 2018 and December 31, 2017. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$380,947	$—	$—	$380,947
Total trading securities	$—	$380,947	$—	$—	$380,947
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$2,636,504	$—	$—	$2,636,504
State or local agency obligations	—	261,628	—	—	261,628
MBS:
U.S. obligations single family MBS	—	171,949	—	—	171,949
GSE single-family MBS	—	2,607,821	—	—	2,607,821
GSE multifamily MBS	—	2,554,630	—	—	2,554,630
Private label residential MBS	—	—	503,647	—	503,647
Total AFS securities	$—	$8,232,532	$503,647	$—	$8,736,179
Derivative assets:
Interest rate related	$—	$14,608	$—	$86,888	$101,496
Mortgage delivery commitments	—	33	—	—	33
Total derivative assets	$—	$14,641	$—	$86,888	$101,529
Total recurring assets at fair value	$—	$8,628,120	$503,647	$86,888	$9,218,655
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$100,686	$—	$(81,387)	$19,299
Mortgage delivery commitments	—	30	—	—	30
Total recurring liabilities at fair value (3)	$—	$100,716	$—	$(81,387)	$19,329
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$3,526	$—	$3,526
Real estate owned	—	—	2,165	—	2,165
Total non-recurring assets at fair value	$—	$—	$5,691	$—	$5,691

Notes to Unaudited Financial Statements (continued)

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$389,639	$—	$—	$389,639
Mutual funds	9,657	—	—	—	9,657
Total trading securities	$9,657	$389,639	$—	$—	$399,296
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$2,820,779	$—	$—	2,820,779
State or local agency obligations	—	269,364	—	—	269,364
Mutual funds	2,015	—	—	—	2,015
MBS:
U.S. obligations single family MBS	—	179,273	—	—	179,273
GSE single-family MBS	—	2,665,795	—	—	2,665,795
GSE multifamily MBS	—	2,582,618	—	—	2,582,618
Private label residential MBS	—	—	524,543	—	524,543
Total AFS securities	$2,015	$8,517,829	$524,543	$—	$9,044,387
Derivative assets:
Interest rate related (2)	$—	$9,376	$—	$71,376	$80,752
Mortgage delivery commitments	—	4	—	—	4
Total derivative assets	$—	$9,380	$—	$71,376	$80,756
Total recurring assets at fair value	$11,672	$8,916,848	$524,543	$71,376	$9,524,439
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related (2)	$—	$62,725	$—	$(43,265)	$19,460
Mortgage delivery commitments	—	61	—	—	61
Total recurring liabilities at fair value (3)	$—	$62,786	$—	$(43,265)	$19,521
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$17,329	$—	$17,329
Real estate owned	—	—	8,096	—	8,096
Total non-recurring assets at fair value	$—	$—	$25,425	$—	$25,425
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) To conform with current presentation, $11.2 million in variation margin received on cleared derivatives has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with Netting Adjustments and Cash Collateral.
(3) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 or 2 during the first three months of 2018 and 2017.

Notes to Unaudited Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first quarters of 2018 or 2017.

	AFS Private Label MBS-Residential
	Three months ended March 31,
(in thousands)	2018	2017
Balance, beginning of period	$524,543	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	3,785	5,121
Net OTTI losses, credit portion	(262)	(664)
Net unrealized gains on AFS in OCI	22	66
Reclassification of non-credit portion included in net income	262	664
Net change in fair value on OTTI AFS in OCI	—	(1,201)
Unrealized (losses) on OTTI AFS in OCI	(87)	(1,086)
Purchases, issuances, sales, and settlements:
Settlements	(24,616)	(34,862)
Balance at March 31	$503,647	$642,014
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31	$3,523	$4,457

Notes to Unaudited Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2018			December 31, 2017
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$18,800,934	$409	$18,801,343	$18,965,939
Commitments to fund additional advances and BOB loans	19,803	—	19,803	43,972
Commitments to fund or purchase mortgage loans	28,234	—	28,234	25,487
Unsettled consolidated obligation bonds, at par	60,000	—	60,000	1,076,200
Unsettled consolidated obligation discount notes, at par	100,000	—	100,000	565,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $271.1 million and $44.1 million at March 31, 2018 and December 31, 2017, respectively.
(2) Letters of credit in the amount of $2.2 billion at both March 31, 2018 and December 31, 2017, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.0 million and $3.9 million as of March 31, 2018 and December 31, 2017, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2018 and December 31, 2017. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $8.4 billion and $8.0 billion at March 31, 2018 and December 31, 2017, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2018.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

There are no material changes in the Bank's Risk Factors from those previously disclosed in Part I, Item 1A. Risk Factors in the Bank’s 2017 Form 10-K.

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

Date: May 8, 2018

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer