Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Pittsburgh
filed 2018-11-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to

Commission File Number: 000-51395
FEDERAL HOME LOAN BANK OF PITTSBURGH
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	25-6001324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Grant Street Pittsburgh, PA (Address of principal executive offices)	15219 (Zip Code)
(412) 288-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes []No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [x] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 37,670,743 shares of common stock with a par value of $100 per share outstanding at October 31, 2018.

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

Results of Operations. The Bank's net income totaled $98.5 million for the third quarter of 2018, compared to $83.9 million for the third quarter of 2017. This $14.6 million increase was driven primarily by higher net interest income and total other noninterest income. Net interest income was $120.1 million for the third quarter of 2018, compared to $109.3 million in the third quarter of 2017. Interest income and expense were impacted by the rising interest rate environment. The net interest margin was 51 basis points and 45 basis points for the third quarter of 2018 and 2017, respectively.

For the nine months ended September 30, 2018, net income was $268.9 million compared to $258.7 million for the same prior-year period, an increase of $10.2 million. The increase was primarily due to higher net interest income, partially offset by a decrease in total other noninterest income. Net interest income was $346.7 million for the first nine months of 2018, compared to $328.0 million in the same period in 2017. Interest income and expense were impacted by the rising interest rate environment. The net interest margin was 49 basis points and 46 basis points for the first nine months of 2018 and 2017, respectively.

Financial Condition. Advances. Advances totaled $68.3 billion at September 30, 2018, a decrease of $6.0 billion compared to $74.3 billion at December 31, 2017. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased compared to December 31, 2017, the term of advances also decreased slightly. At September 30, 2018, approximately 57% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 58% at December 31, 2017.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. At September 30, 2018, the Bank held $9.6 billion of liquid assets compared to $10.2 billion at December 31, 2017. The Bank maintains its liquidity to meet member borrowing needs and regulatory standards and is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury and Agency securities classified as trading investments.

Available-for-Sale (AFS) and Held-to-Maturity (HTM) Investments. The Bank also maintains investments classified as AFS and HTM to enhance earnings. The Bank held $10.9 billion in its investment portfolio at both September 30, 2018 and December 31, 2017.

Consolidated Obligations. The Bank's consolidated obligations totaled $87.6 billion at September 30, 2018, a decrease of $6.1 billion from December 31, 2017. At September 30, 2018, bonds represented 68% of the Bank's consolidated obligations, compared with 60% at December 31, 2017. Discount notes represented 32% of the Bank's consolidated obligations at September 30, 2018 compared with 40% at year-end 2017. The overall decrease in consolidated obligations is largely consistent with the change in advances.

Capital Position and Regulatory Requirements. Total capital at September 30, 2018 was $4.9 billion, relatively unchanged from year-end 2017. Total retained earnings at September 30, 2018 were $1,255.3 million, up $97.4 million from $1,157.9 million at year-end 2017, reflecting the Bank's net income for the first nine months of 2018 partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $95.0 million at September 30, 2018, a decrease of $15.9 million from December 31, 2017. This decrease was primarily due to changes in the fair values of securities within the AFS portfolio.

In February, April, July and October 2018, the Bank paid quarterly dividends of 6.75% annualized on activity stock and 3.5% annualized on membership stock. These dividends were based on stockholders' average balances for the fourth quarter of 2017 (February dividend), the first quarter of 2018 (April dividend), the second quarter of 2018 (July dividend) and the third quarter of 2018 (October dividend).

The Bank met all of its capital requirements as of September 30, 2018, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30 2018, the Bank was deemed "adequately capitalized."

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2017 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements.

Condensed Statements of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2018	2018	2018	2017	2017
Net interest income	$120.1	$117.1	$109.6	$107.5	$109.3
Provision for credit losses	—	0.4	2.4	0.2	0.1
Other noninterest income	12.0	7.6	1.7	6.0	6.5
Other expense	22.6	22.5	21.2	23.4	22.5
Income before assessments	109.5	101.8	87.7	89.9	93.2
Affordable Housing Program (AHP) assessment (1)	11.0	10.2	8.8	9.0	9.3
Net income	$98.5	$91.6	$78.9	$80.9	$83.9
Dividends	$58.8	$56.1	$56.6	$42.5	$41.9
Dividend payout ratio (2)	59.71%	61.26%	71.67%	52.47%	49.95%
Return on average equity	7.99%	7.41%	6.63%	6.76%	6.93%
Return on average assets	0.41%	0.38%	0.33%	0.33%	0.34%
Net interest margin (3)	0.51%	0.49%	0.47%	0.45%	0.45%
Regulatory capital ratio (4)	5.16%	5.08%	5.05%	4.84%	4.83%
GAAP capital ratio (5)	5.24%	5.17%	5.15%	4.94%	4.95%
Total average equity to average assets	5.14%	5.13%	5.05%	4.95%	4.90%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

	Nine months ended
(in millions)	September 30, 2018	September 30, 2017
Net interest income	$346.7	$328.0
Provision for credit losses	2.8	—
Other noninterest income	21.3	26.2
Other expense	66.3	66.7
Income before assessments	298.9	287.5
AHP assessment (1)	30.0	28.8
Net income	$268.9	$258.7
Dividends	$171.5	$125.5
Dividend payout ratio (2)	63.75%	48.52%
Return on average equity	7.35%	7.30%
Return on average assets	0.38%	0.36%
Net interest margin (3)	0.49%	0.46%
Regulatory capital ratio (4)	5.16%	4.83%
GAAP capital ratio (5)	5.24%	4.95%
Total average equity to average assets	5.11%	4.88%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2018	2018	2018	2017	2017
Cash and due from banks	$158.6	$161.9	$252.6	$3,415.0	$2,068.7
Investments (1)	20,320.1	20,752.4	18,487.2	17,757.1	19,528.9
Advances	68,301.4	76,340.0	70,278.0	74,279.8	74,228.0
Mortgage loans held for portfolio, net	4,332.3	4,171.5	4,018.8	3,923.1	3,763.3
Total assets	93,481.9	101,814.3	93,369.3	99,663.0	99,864.6
Consolidated obligations:
Discount notes	27,756.0	26,988.9	23,905.7	36,193.3	38,877.0
Bonds	59,836.8	68,681.9	63,706.0	57,533.7	55,140.2
Total consolidated obligations (2)	87,592.8	95,670.8	87,611.7	93,727.0	94,017.2
Deposits	502.2	551.1	612.4	538.1	627.1
Mandatorily redeemable capital stock	24.2	4.5	4.8	5.1	5.6
AHP payable	98.7	95.3	93.1	91.6	88.7
Total liabilities	88,585.0	96,547.4	88,564.1	94,735.5	94,924.7
Capital stock - putable	3,546.6	3,950.5	3,528.4	3,658.7	3,696.9
Unrestricted retained earnings	919.1	899.1	881.9	875.4	853.1
Restricted retained earnings	336.2	316.6	298.3	282.5	266.3
AOCI	95.0	100.7	96.6	110.9	123.6
Total capital	4,896.9	5,266.9	4,805.2	4,927.5	4,939.9
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits.
(2) Aggregate FHLBank System-wide consolidated obligations (at par) were $1,019.1 billion at September 30, 2018, $1,059.9 billion at June 30, 2018, $1,019.2 billion at March 31, 2018, $1,034.3 billion at December 31, 2017, and $1,028.7 billion at September 30, 2017.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2018 and 2017, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2017 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income totaled $98.5 million for the third quarter of 2018, compared to $83.9 million for the third quarter of 2017. This $14.6 million increase was driven primarily by higher net interest income and total other noninterest income. Net interest income was $120.1 million for the third quarter of 2018, compared to $109.3 million in the third quarter of 2017. Interest income and expense were impacted by the rising interest rate environment. Noninterest income was $12.0 million in the third quarter of 2018, compared to $6.5 million in the same prior-year period. This $5.5 million increase was primarily driven by net gains on derivatives and hedging activities of $7.8 million in the third quarter of 2018, compared to net losses of $0.5 million in the same period in 2017, partially offset by net losses on trading securities of $3.0 million in the third quarter of 2018, compared to net gains of $0.3 million in 2017. The Bank's return on average equity for the third quarter of 2018 was 7.99% compared to 6.93% for the third quarter of 2017.

For the nine months ended September 30, 2018, net income was $268.9 million compared to $258.7 million for the same prior-year period, an increase of $10.2 million. The increase was primarily due to higher net interest income, partially offset by a decrease in total other noninterest income. Net interest income was $346.7 million for the first nine months of 2018, compared to $328.0 million in the same period in 2017. Interest income and expense were impacted by the rising interest rate environment. Noninterest income was $21.3 million in the first nine months of 2018, compared to $26.2 million in the same period of 2017. This $4.9 million decrease was driven primarily by net losses on trading securities of $14.4 million in the first nine months of 2018, compared to net gains of $7.9 million in the same period in 2017, partially offset by net gains on derivatives and hedging activities of $16.0 million in the first nine months of 2018, compared to net losses of $0.4 million in the same prior-year period. The Bank's return on average equity for the first nine months of 2018 was 7.35% compared to 7.30% for the same prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2018 and 2017.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2018			2017
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$6,680.7	$32.9	1.96	$8,155.1	$23.8	1.16
Interest-bearing deposits (2)	815.0	3.8	1.84	383.6	0.8	0.82
Investment securities (3)	11,677.4	85.1	2.89	11,501.3	66.0	2.28
Advances (4)	70,765.2	432.0	2.42	72,774.1	269.3	1.47
Mortgage loans held for portfolio (5)	4,263.7	38.2	3.56	3,650.6	32.6	3.55
Total interest-earning assets	94,202.0	592.0	2.49	96,464.7	392.5	1.61
Other assets (6)	846.3			1,407.0
Total assets	$95,048.3			$97,871.7
Liabilities and capital:
Deposits (2)	$462.3	$2.0	1.74	$584.6	$1.5	1.04
Consolidated obligation discount notes	23,940.2	120.2	1.99	32,572.9	85.7	1.04
Consolidated obligation bonds (7)	65,001.0	349.3	2.13	59,390.1	195.9	1.31
Other borrowings	21.9	0.4	6.55	5.1	0.1	5.06
Total interest-bearing liabilities	89,425.4	471.9	2.09	92,552.7	283.2	1.21
Other liabilities	734.3			519.0
Total capital	4,888.6			4,800.0
Total liabilities and capital	$95,048.3			$97,871.7
Net interest spread			0.40			0.40
Impact of noninterest-bearing funds			0.11			0.05
Net interest income/net interest margin		$120.1	0.51		$109.3	0.45
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(272.3) million and $(3.1) million in 2018 and 2017, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The allowance for credit losses and the noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(220.7) million and $(70.5) million in 2018 and 2017, respectively.

Net interest income for the third quarter of 2018 increased $10.8 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets decreased 2.3% primarily due to lower demand for advances and decreased purchases of Federal funds sold and securities purchased under agreements to resell, partially offset by increased purchases of mortgage loans held for portfolio. The rate earned on interest-earning assets increased 88 basis points primarily due to a higher yield on advances. Interest income increased across all categories. Interest income on advances and Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield. Interest income on mortgage loans held for portfolio increased due to increased volume, which more than offset the run-off of higher-yielding assets that have been replaced with lower-yielding assets. The rate paid on interest-bearing liabilities increased 88 basis points due to higher funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds increased six basis points due to higher interest rates.

	Nine months ended September 30,
	2018			2017
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$7,150.6	$91.1	1.70	$6,894.5	$49.7	0.96
Interest-bearing deposits (2)	611.2	7.5	1.63	283.5	1.6	0.73
Investment securities (3)	11,448.7	230.0	2.69	11,828.7	191.1	2.16
Advances (4)	71,663.1	1,162.2	2.17	73,237.0	712.7	1.30
Mortgage loans held for portfolio (5)	4,114.6	110.0	3.58	3,510.8	95.2	3.63
Total interest-earning assets	94,988.2	1,600.8	2.26	95,754.5	1,050.3	1.47
Other assets (6)	798.7			1,354.2
Total assets	$95,786.9			$97,108.7
Liabilities and capital:
Deposits (2)	$490.2	$5.7	1.54	$562.1	$3.4	0.82
Consolidated obligation discount notes	24,955.1	318.4	1.71	28,509.6	178.0	0.83
Consolidated obligation bonds (7)	64,786.1	929.5	1.92	62,762.0	540.7	1.15
Other borrowings	11.3	0.5	6.31	7.1	0.2	3.90
Total interest-bearing liabilities	90,242.7	1,254.1	1.86	91,840.8	722.3	1.05
Other liabilities	651.7			531.9
Total capital	4,892.5			4,736.0
Total liabilities and capital	$95,786.9			$97,108.7
Net interest spread			0.40			0.42
Impact of noninterest-bearing funds			0.09			0.04
Net interest income/net interest margin		$346.7	0.49		$328.0	0.46
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(235.5) million and $(15.9) million in 2018 and 2017, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The allowance for credit losses and the noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(212.8) million and $(85.3) million in 2018 and 2017, respectively.

Net interest income for the first nine months of 2018 increased $18.7 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets were slightly lower as decreased advances and investment securities were mostly offset by increased purchases of Federal funds sold and securities purchased under agreements to resell and mortgage loans held for portfolio. The rate earned on interest-bearing assets increased 79 basis points primarily due to a higher yield on advances. Interest income increased across all categories. The increase was primarily driven by increase in interest rates. The rate paid on interest-bearing liabilities increased 81 basis points due to higher funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds increased five basis points due to higher interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2018 and 2017.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2018 compared to 2017
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(4.9)	$14.0	$9.1	$1.9	$39.5	$41.4
Interest-bearing deposits	1.4	1.6	3.0	2.9	3.0	5.9
Investment securities	1.1	18.0	19.1	(6.3)	45.2	38.9
Advances	(7.6)	170.3	162.7	(15.6)	465.1	449.5
Mortgage loans held for portfolio	5.5	0.1	5.6	16.2	(1.4)	14.8
Total interest-earning assets	$(4.5)	$204.0	$199.5	$(0.9)	$551.4	$550.5
Interest-bearing deposits	$(0.4)	$0.9	$0.5	$(0.4)	$2.7	$2.3
Consolidated obligation discount notes	(27.4)	61.9	34.5	(24.7)	165.1	140.4
Consolidated obligation bonds	20.0	133.4	153.4	18.0	370.8	388.8
Other borrowings	0.3	—	0.3	0.1	0.2	0.3
Total interest-bearing liabilities	$(7.5)	$196.2	$188.7	$(7.0)	$538.8	$531.8
Total increase in net interest income	$3.0	$7.8	$10.8	$6.1	$12.6	$18.7

Interest income and interest expense increased in both the quarter-over-quarter and year-over-year comparisons. Higher rates drove the increases in both interest income and expense while volumes were down slightly. The rate increase was primarily due to an increase in market interest rates as the Federal funds target rate increased multiple times between January 2017 and September 2018.

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

The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2018 and 2017. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2018	2017	2018	2017
RepoPlus/Mid-Term Repo	$20,637.0	$23,724.0	$22,223.8	$21,852.7
Core (Term)	50,365.3	48,714.5	49,639.5	51,062.6
Convertible Select	35.5	339.5	35.5	339.5
Total par value	$71,037.8	$72,778.0	$71,898.8	$73,254.8

Variances in total advances shown above were driven primarily by changes in large member activity.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three and nine months ended September 30, 2018 and 2017. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$70,765.2	$432.0	2.42	$417.6	2.34	$14.4	0.08
Mortgage loans held for portfolio	4,263.7	38.2	3.56	39.2	3.64	(1.0)	(0.08)
All other interest-earning assets	19,173.1	121.8	2.52	122.1	2.53	(0.3)	(0.01)
Total interest-earning assets	$94,202.0	$592.0	2.49	$578.9	2.44	$13.1	0.05
Liabilities:
Consolidated obligation bonds	$65,001.0	$349.3	2.13	$321.4	1.96	$27.9	0.17
All other interest-bearing liabilities	24,424.4	122.6	1.99	122.6	1.99	—	—
Total interest-bearing liabilities	$89,425.4	$471.9	2.09	$444.0	1.97	$27.9	0.12
Net interest income/net interest spread		$120.1	0.40	$134.9	0.47	$(14.8)	(0.07)

Three Months Ended September 30, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$72,774.1	$269.3	1.47	$276.6	1.51	$(7.3)	(0.04)
Mortgage loans held for portfolio	3,650.6	32.6	3.55	33.6	3.66	(1.0)	(0.11)
All other interest-earning assets	20,040.0	90.6	1.80	94.6	1.87	(4.0)	(0.07)
Total interest-earning assets	$96,464.7	$392.5	1.61	$404.8	1.67	$(12.3)	(0.06)
Liabilities:
Consolidated obligation bonds	$59,390.1	$195.9	1.31	$194.8	1.30	$1.1	0.01
All other interest-bearing liabilities	33,162.6	87.3	1.04	87.3	1.04	—	—
Total interest-bearing liabilities	$92,552.7	$283.2	1.21	$282.1	1.21	$1.1	—
Net interest income/net interest spread		$109.3	0.40	$122.7	0.46	$(13.4)	(0.06)

Nine Months Ended September 30, 2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$71,663.1	$1,162.2	2.17	$1,140.1	2.13	$22.1	0.04
Mortgage loans held for portfolio	4,114.6	110.0	3.58	112.6	3.66	(2.6)	(0.08)
All other interest-earning assets	19,210.5	328.6	2.29	332.5	2.31	(3.9)	(0.02)
Total interest-earning assets	$94,988.2	$1,600.8	2.26	$1,585.2	2.23	$15.6	0.03
Liabilities:
Consolidated obligation bonds	$64,786.1	$929.5	1.92	$870.3	1.80	$59.2	0.12
All other interest-bearing liabilities	25,456.6	324.6	1.70	324.6	1.70	—	—
Total interest-bearing liabilities	$90,242.7	$1,254.1	1.86	$1,194.9	1.77	$59.2	0.09
Net interest income/net interest spread		$346.7	0.40	$390.3	0.46	$(43.6)	(0.06)

Nine Months Ended September 30, 2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$73,237.0	$712.7	1.30	$738.5	1.35	$(25.8)	(0.05)
Mortgage loans held for portfolio	3,510.8	95.2	3.63	98.1	3.74	(2.9)	(0.11)
All other interest-earning assets	19,006.7	242.4	1.71	255.6	1.80	(13.2)	(0.09)
Total interest-earning assets	$95,754.5	$1,050.3	1.47	$1,092.2	1.53	$(41.9)	(0.06)
Liabilities:
Consolidated obligation bonds	$62,762.0	$540.7	1.15	$549.2	1.17	$(8.5)	(0.02)
All other interest-bearing liabilities	29,078.8	181.6	0.84	181.6	0.84	—	—
Total interest-bearing liabilities	$91,840.8	$722.3	1.05	$730.8	1.06	$(8.5)	(0.01)
Net interest income/net interest spread		$328.0	0.42	$361.4	0.47	$(33.4)	(0.05)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives reduced net interest income and net interest spread for the three and nine months ended September 30, 2018 and 2017. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans was $47 thousand for the third quarter of 2018 and was $137 thousand for the same period in 2017. For the nine months ended September 30, 2018 and 2017, the provision for credit losses on mortgage loans held for portfolio and BOB loans was $2.8 million and $45 thousand, respectively. The nine month increase was primarily due to a non-recurring adjustment to the MPF Plus product.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Net OTTI losses, credit portion	$—	$—	$(0.4)	$(0.7)
Net gains (losses) on trading securities	(3.0)	0.3	(14.4)	7.9
Net gains (losses) on derivatives and hedging activities	7.8	(0.5)	16.0	(0.4)
Standby letters of credit fees	5.8	6.1	17.3	18.2
Other, net	1.4	0.6	2.8	1.2
Total other noninterest income	$12.0	$6.5	$21.3	$26.2

The change in the Bank's total other noninterest income for the third quarter of 2018 compared to the same prior year period was due primarily to net gains on derivatives and hedging activities partially offset by net losses on trading securities. The change in the Bank's total other noninterest income for the first nine months of 2018 compared to the same prior year period was due primarily to net losses on trading securities partially offset by net gains on derivatives and hedging activities. The net losses on trading securities reflects the impact of fair market value changes in Agency and U.S. Treasury investments held in the Bank's trading portfolio, partially offset by a net gain of $3.9 million on the sale of $156.3 million of Agency securities during the third quarter of 2018. The activity related to derivatives and hedging is discussed in more detail below.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, TBAs, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives' fair values are recorded in the Statements of Income.

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

The following tables detail the net effect of derivatives and hedging activities for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30, 2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$—	$(1.0)	$(0.2)	$—	$—	$(1.2)
Net interest settlements included in net interest income (2)	14.4	(0.3)	—	(27.7)	—	—	(13.6)
Total effect on net interest income	$14.4	$(0.3)	$(1.0)	$(27.9)	$—	$—	$(14.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.2)	$0.2	$—	$2.6	$—	$—	$2.6
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	0.5	7.1	4.1	(6.9)	1.4	—	6.2
Other (3)	—	—	—	—	—	(1.0)	(1.0)
Total net gains (losses) on derivatives and hedging activities	$0.3	$7.3	$4.1	$(4.3)	$1.4	$(1.0)	$7.8
Total net effect of derivatives and hedging activities	$14.7	$7.0	$3.1	$(32.2)	$1.4	$(1.0)	$(7.0)

	Three months ended September 30, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.1)	$(0.1)	$(1.0)	$(0.2)	$—	$—	$(1.4)
Net interest settlements included in net interest income(2)	(7.2)	(3.9)	—	(0.9)	—	—	(12.0)
Total effect on net interest income	$(7.3)	$(4.0)	$(1.0)	$(1.1)	$—	$—	$(13.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.1	$—	$—	$(0.6)	$—	$—	$(0.5)
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	0.6	(1.6)	(1.0)	1.9	(0.1)	—	(0.2)
Other (3)	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$0.7	$(1.6)	$(1.0)	$1.3	$(0.1)	$0.2	$(0.5)
Total net effect of derivatives and hedging activities	$(6.6)	$(5.6)	$(2.0)	$0.2	$(0.1)	$0.2	$(13.9)

	Nine months ended September 30, 2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.1)	$(0.1)	$(2.6)	$(0.2)	$—	$—	$(3.0)
Net interest settlements included in net interest income(2)	22.2	(3.8)	—	(59.0)	—	—	(40.6)
Total effect on net interest income	$22.1	$(3.9)	$(2.6)	$(59.2)	$—	$—	$(43.6)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$2.8	$—	$(1.0)	$—	$—	$2.1
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	5.7	33.3	16.6	(39.1)	(0.4)	—	16.1
Other (3)	—	—	—	—	—	(2.2)	(2.2)
Total net gains (losses) on derivatives and hedging activities	$6.0	$36.1	$16.6	$(40.1)	$(0.4)	$(2.2)	$16.0
Total net effect of derivatives and hedging activities	$28.1	$32.2	$14.0	$(99.3)	$(0.4)	$(2.2)	$(27.6)

	Nine months ended September 30, 2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.6)	$(0.1)	$(2.9)	$0.6	$—	$—	$—	$(3.0)
Net interest settlements included in net interest income(2)	(25.2)	(13.1)	—	7.9	—	—	—	(30.4)
Total effect on net interest income	$(25.8)	$(13.2)	$(2.9)	$8.5	$—	$—	$—	$(33.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$—	$(0.7)	$—	$0.4	$—	$—	$—	$(0.3)
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	(0.2)	(12.9)	(5.0)	17.9	(0.3)	(0.1)	—	(0.6)
Other (3)	—	—	—	—	—	—	0.5	0.5
Total net gains (losses) on derivatives and hedging activities	$(0.2)	$(13.6)	$(5.0)	$18.3	$(0.3)	$(0.1)	$0.5	$(0.4)
Total net effect of derivatives and hedging activities	$(26.0)	$(26.8)	$(7.9)	$26.8	$(0.3)	$(0.1)	$0.5	$(33.8)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Fair value hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative and the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During the third quarter of 2018, the Bank recorded net gains of $2.6 million compared to net losses of $(0.5) million for the third quarter of 2017. For the nine months ended September 30, 2018 and 2017, the Bank recorded net gains of $2.1 million compared to net loses of $(0.3) million, respectively. The total notional amount increased to $34.8 billion at September 30, 2018, up from $30.0 billion at December 31, 2017.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $6.2 million in third quarter of 2018 compared to net losses of $(0.2) million for the third quarter of 2017. For the nine months ended September 30, 2018, the Bank recorded net gains of $16.1 million compared to net losses of $(0.6) million for the period ended September 30, 2017. The net gains for 2018 were driven by rising LIBOR rates and their impact on derivatives hedging the Bank's assets. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $9.5 billion at September 30, 2018 and $14.8 billion at December 31, 2017. The decrease in economic hedge notional from December 31, 2017 to September 30, 2018 was primarily due to the maturity of $3.0 billion in interest rate floors which were used to hedge against certain interest rate movements.

Other Expense

The Bank's total other expenses increased $0.1 million to $22.6 million for the third quarter of 2018, compared to the same prior year period. For the first nine months of 2018 compared to the same prior year period, the Bank's total other expense decreased $0.4 million, to $66.3 million. Total other expenses included the Bank's voluntary contributions to its pension plan. These contributions totaled $2.0 million in the second quarter of both 2018 and 2017, $5.0 million for the first nine months of 2018 and $6.0 million for the first nine months of 2017.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2017 Form 10-K.

Assets

Total assets were $93.5 billion at September 30, 2018, compared with $99.7 billion at December 31, 2017, a decrease of $6.2 billion. The decrease was primarily due to lower advances. Advances totaled $68.3 billion at September 30, 2018, a decrease of $6.0 billion compared to $74.3 billion at December 31, 2017.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the Mortgage Partnership Finance® (MPF®) program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations using full year average balances, was 84.4% and 83.5% as of September 30, 2018 and December 31, 2017, respectively.

Advances. Advances (par) totaled $68.6 billion at September 30, 2018 compared to $74.4 billion at December 31, 2017. The Bank had advances to 185 borrowing members, both at September 30, 2018 and December 31, 2017. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest borrowers decreased to 74.3% of total advances as of September 30, 2018, compared to 77.3% at December 31, 2017.

The following table provides information on advances at par by contractual maturity at September 30, 2018 and December 31, 2017.

	September 30,	December 31,
(in millions)	2018	2017
Fixed-rate
Due in 1 year or less (1)	$17,619.1	$19,776.3
Due after 1 year through 3 years	10,919.1	9,504.1
Due after 3 years through 5 years	5,274.9	4,074.4
Thereafter	634.3	661.9
Total par value	$34,447.4	$34,016.7

Variable-rate
Due in 1 year or less (1)	$8,214.8	$10,220.4
Due after 1 year through 3 years	18,719.3	18,788.3
Due after 3 years through 5 years	55.0	4,500.0
Thereafter	3.1	3.1
Total par value	$26,992.2	$33,511.8

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$3,750.0	$1,400.0
Due after 1 year through 3 years	2,940.0	1,790.0
Due after 3 years through 5 years	10.0	3,010.0
Total par value	$6,700.0	$6,200.0

Other(3)
Due in 1 year or less	$51.1	$210.2
Due after 1 year through 3 years	156.7	160.5
Due after 3 years through 5 years	126.3	115.8
Thereafter	130.6	168.9
Total par value	$464.7	$655.4
Total par balance	$68,604.3	$74,383.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2018 or December 31, 2017.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding advance balance during the nine months ended September 30, 2018 and 2017. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and Community Financial Institutions (CFIs) (under $1.2 billion).

	September 30,	September 30,
Member Classification	2018	2017
Large	6	6
Regional	17	14
Mid-size	26	23
CFI (1)	173	177
Insurance	16	13
Total borrowing members during the period	238	233
Total membership	294	300
Percentage of members borrowing during the period	81.0%	77.7%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions and community development financial institutions (CDFIs) with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The following table provides information at par on advances by member classification at September 30, 2018 and December 31, 2017.

(in millions)	September 30, 2018	December 31, 2017
Member Classification
Large	$51,465.0	$57,480.0
Regional	7,648.6	7,691.5
Mid-size	3,891.1	4,157.6
CFI	3,555.7	3,528.2
Insurance	1,542.1	1,512.7
Non-member	501.8	13.9
Total	$68,604.3	$74,383.9

As of September 30, 2018, total advances decreased 7.8% compared with balances at December 31, 2017. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2018.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $4.3 billion and $3.9 billion at September 30, 2018 and December 31, 2017 respectively.

The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status. In addition, the Bank records cash payments received as a reduction of principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by the recording of interest income. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to government guarantees or insurance. The Bank has a loan modification program for participating financial institutions (PFIs) under the MPF program. The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF program to be troubled debt restructurings (TDRs), since some form of concession has been made. Balances regarding the Bank’s loan products are summarized below.

(in millions)	September 30, 2018	December 31, 2017
Advances (1)	$68,301.4	$74,279.8
Mortgage loans held for portfolio, net (2)	4,332.3	3,923.1
Nonaccrual mortgage loans (3)	16.9	22.8
Mortgage loans 90 days or more delinquent and still accruing interest (4)	3.5	4.8
BOB loans, net	17.1	14.1
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

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2018, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio and 2.3% of the MPF Plus portfolio compared with 0.6% and 2.6%, respectively, at December 31, 2017. The MPF 35 portfolio delinquency remains minimal at 0.04 % and 0.01%, at September 30, 2018 and December 31, 2017, respectively.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2018 and December 31, 2017.

	MPF CE structure September 30, 2018		ACL September 30, 2018
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$5.3	$78.4	$5.1	$(1.1)	$(3.6)	$0.4
MPF 35	6.2	63.7	0.2	—	(0.2)	—
MPF Plus	16.6	8.0	8.7	—	(1.5)	7.2
Total	$28.1	$150.1	$14.0	$(1.1)	$(5.3)	$7.6

	MPF CE structure December 31, 2017		ACL December 31, 2017
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$4.9	$78.7	$6.0	$(1.1)	$(4.4)	$0.5
MPF 35	4.2	38.0	0.2	—	(0.2)	—
MPF Plus	16.9	10.0	9.5	—	(4.0)	5.5
Total	$26.0	$126.7	$15.7	$(1.1)	$(8.6)	$6.0

The ACL on mortgage loans increased $1.6 million during the first nine months of 2018. The increase is primarily due to a non-recurring adjustment to the MPF Plus product. The ACL associated with MPF Original remained consistent, and the ACL associated with the MPF 35 program remained zero due to the nature of its credit structure and performance.

During the third quarter of 2018, a significant hurricane (Florence) impacted the southeastern coast of the United States. The Bank has analyzed the potential impact that the damage related to this hurricane might have on the Bank’s mortgage loans held for portfolio. Based on the information available, the Bank does not anticipate any related losses to be material. The Bank continues to evaluate the impact of the hurricane and if additional information becomes available indicating that any of the Bank's mortgage loans have been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.

Investments. At September 30, 2018, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell was $8.8 billion, an increase of approximately $2.4 billion from December 31, 2017. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities, including trading, AFS, and HTM securities, totaled $11.5 billion at September 30, 2018, compared to $11.3 billion at December 31, 2017. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2018	December 31, 2017
Trading securities:
Non-MBS:
U.S. Treasury obligations	$348.0	$—
Mutual funds (1)	—	9.7
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	280.7	389.6
Total trading securities	$628.7	$399.3
Yield on trading securities	2.52%	2.89%
AFS securities:
Mutual funds (1)	$—	$2.0
GSE and TVA obligations	1,766.0	2,820.8
State or local agency obligations	244.6	269.4
MBS:
U.S. obligations single family MBS	158.7	179.3
GSE single-family MBS	2,698.8	2,665.8
GSE multifamily MBS	2,478.4	2,582.6
Private label residential MBS	439.6	524.5
Total AFS securities	$7,786.1	$9,044.4
Yield on AFS securities	2.91%	2.28%
HTM securities:
Certificates of deposit	$875.0	$175.0
State or local agency obligations	107.8	122.4
MBS:
U.S. obligations single family MBS	346.0	424.4
GSE single-family MBS	896.7	156.6
GSE multifamily MBS	644.5	726.0
Private label residential MBS	219.7	278.7
Total HTM securities	$3,089.7	$1,883.1
Yield on HTM securities	2.99%	2.71%
Total investment securities	$11,504.5	$11,326.8
Yield on investment securities	2.91%	2.37%
Note:
(1) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 1 in this Form 10-Q.

As of September 30, 2018, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Freddie Mac	$3,073.4	$3,064.5
Fannie Mae	3,928.3	3,925.8
Federal Farm Credit Banks	1,683.9	1,683.9
Total	$8,685.6	$8,674.2

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2018 decreased to $502.2 million from $538.1 million at December 31, 2017.

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $87.6 billion at September 30, 2018, an decrease of $6.1 billion from December 31, 2017. The decrease in total consolidated obligations was mainly due to the advance balance decrease in 2018.

At September 30, 2018, the Bank’s bonds outstanding increased to $59.8 billion compared to $57.5 billion at December 31, 2017. Conversely, discount notes outstanding at September 30, 2018 decreased to $27.8 billion from $36.2 billion at December 31, 2017. The shorter-term discount notes were issued near year-end 2017 to make additional liquidity available to members, if needed, and caused the shift in bonds compared to discount notes outstanding for the first nine months of 2018.

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

Commitments and Off-Balance Sheet Items. As of September 30, 2018, the Bank was obligated to fund approximately $17.8 million in additional advances and BOB loans, $30.8 million of mortgage loans, and to issue $1.5 billion in consolidated obligations. In addition, the Bank had $21.0 billion in outstanding standby letters of credit as of September 30, 2018. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $554 million as of September 30, 2018. The Bank's retained earnings were $1,255.3 million at September 30, 2018.

Retained earnings increased $97.4 million to $1,255.3 million at September 30, 2018, compared to $1,157.9 million at December 31, 2017. The increase in retained earnings during the first nine months of 2018 reflected net income that was partially offset by $171.5 million of dividends paid. Total retained earnings at September 30, 2018 included unrestricted retained earnings of $919.1 million and restricted retained earnings (RRE) of $336.2 million.

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

(in millions)	September 30, 2018	December 31, 2017
Permanent capital:
Capital stock (1)	$3,570.8	$3,663.8
Retained earnings	1,255.3	1,157.9
Total permanent capital	$4,826.1	$4,821.7
RBC requirement:
Credit risk capital	$367.1	$390.4
Market risk capital	575.1	418.9
Operations risk capital	282.7	242.8
Total RBC requirement	$1,224.9	$1,052.1
Excess permanent capital over RBC requirement	$3,601.2	$3,769.6
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of September 30, 2018 is mainly related to the change in the market risk capital component. The change was driven by an increase in floating rate debt outstanding and an increase in the severity of the scenarios modeled as a result of higher short-term interest rates. The Finance Agency has issued an Advisory Bulletin effective for RBC reporting beginning with the fourth quarter of 2018, which revises the market risk scenario methodology and significantly lessens the influence of the level of rates on the scenarios under the current requirements. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On September 18, 2018, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2018. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2018.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at September 30, 2018.

(dollars in millions)	September 30, 2018	December 31, 2017
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$3,739.3	$3,986.5
Regulatory capital	4,826.1	4,821.7
Total assets	93,481.9	99,663.0
Regulatory capital ratio (regulatory capital as a percentage of total assets)	5.2%	4.8%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,674.1	$4,983.2
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	7,239.2	7,232.5
Leverage ratio (leverage capital as a percentage of total assets)	7.7%	7.3%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2018		December 31, 2017
Commercial banks	151	$3,138.1	155	$3,259.3
Savings institutions	58	220.7	60	207.1
Insurance companies	28	112.3	28	130.0
Credit unions	55	75.1	53	62.0
Community Development Financial Institution (CDFI)	2	0.4	2	0.3
Total member institutions / total GAAP capital stock	294	$3,546.6	298	$3,658.7
Mandatorily redeemable capital stock		24.2		5.1
Total capital stock		$3,570.8		$3,663.8

The Bank lost seven members in the first nine months of 2018 and added three new members. One member merged with another institution outside of the Bank's district; one member moved their principal place of business outside of the Bank's district; and five members merged with another institution within the Bank's district.

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

The Bank made no changes to its critical accounting policies during the nine months ended September 30, 2018.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressed housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended September 30, 2018, if the more stressed housing price scenario had been used in the Bank's OTTI assessment as of September 30, 2018. The more stressed scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

Advisory Bulletin (AB) 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity Guidance AB). On August 23, 2018, the Finance Agency issued a final AB on FHLBank liquidity that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. As of March 31, 2019, the Liquidity Guidance AB rescinds 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit. In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the Finance Agency revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, the FHLBanks will be required to hold positive cash flow assuming no access to capital markets for an increased period of between ten and 30 calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between one percent and 20 percent of its outstanding standby letters of credit commitments, as specified in the supervisory letter.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20%) and one-year (-25% to -35%) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to the FHLBank’s core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019.

While the Bank is still analyzing the impact of the Liquidity Guidance AB, it will require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets. Further, the Bank’s cost of funding may increase if it is required to achieve the appropriate funding gap with longer term funding. The Bank does not believe these changes will have a material effect on the Bank’s financial condition or results of operations.

Proposed Amendment to Finance Agency Rule Regarding Golden Parachute and Indemnification Payments. On August 28, 2018, the Finance Agency proposed amending its rule on golden parachute payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance (OF) to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach; and

•	align procedures and outcomes of review with requirements of the Finance Agency’s rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018. Ten of the FHLBanks and the OF provided a joint comment letter related to clarifying certain provisions of the proposed amendment. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Final Rule on Indemnification Payments. On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule also outlines the process the board of directors must undergo prior to making a permitted payment. The rule became effective November 5, 2018. The Bank does not expect the rule will materially impact the Bank.

Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration and Finance Agency Amendments to Rule on Margin and Capital Requirements for Covered Swap Entities. On September 21, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency adopted amendments, effective November 9, 2018, to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. The amendments also clarify that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The Bank does not expect these amendments to materially affect its financial condition or results of operations.

OCC, FRB, and FDIC Proposed Rule on Changes to Applicability Thresholds for Regulatory Capital and Liquidity Requirements. On October 31, 2018, the OCC, the FRB and the FDIC issued a proposed rule, with a comment deadline of January 22, 2019, that would establish risk-based categories for determining applicability of requirements under the regulatory capital rule, the liquidity coverage ratio rule, and the proposed net stable funding ratio rule for large U.S. banking organizations. The proposed rule establishes four categories of standards and applies tailored capital and liquidity requirements for banking organizations subject to each category. Organizations in the lowest risk category, those with $100 billion to $250 billion in total consolidated assets (Category IV), would no longer be subject to standardized liquidity requirements. Organizations in the next lowest risk category, those with $250 billion or more in total consolidated assets that are not “global systemically important banking organizations” (GSIBs) (Category III), would be subject to reduced liquidity requirements equivalent to between 70 and 85 percent of the currently required liquidity coverage ratio. Organizations in the highest risk categories, those with $700 billion or more in total consolidated assets (Category II) and GSIBs (Category I), would continue to be subject to existing capital and liquidity requirements. These changes could result in reduced advance levels for the Bank.

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy. The MV/CS ratio was 140.3% at September 30, 2018 and 136.3% at December 31, 2017. The increase was primarily due to the growth in retained earnings and the decline in capital stock as a result of lower advances.

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

The following table presents the Bank's duration of equity exposure at September 30, 2018 and December 31, 2017. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented. The "down 100 basis point" scenario results became meaningful during the first quarter of 2018 due to an increase in short term interest rates and therefore is only presented for September 30, 2018.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
September 30, 2018	(0.2)	0.1	0.4	0.6
December 31, 2017	n/a	0.0	0.2	0.6

Duration of equity changes in the first nine months of 2018 were minimal. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2018	1	(30)	(33)	30	37
December 31, 2017	(13)	n/a	(8)	2	(10)

Changes in ROE spread volatility in the first nine months of 2018 primarily reflect the impact of balance sheet management actions (e.g. funding decisions). For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2018 and December 31, 2017.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2018, aggregate TCE was $91.0 billion, comprised of approximately $68.6 billion in advance principal outstanding, $22.0 billion in letters of credit (including forward commitments), $16.1 million in advance commitments, and $365.5 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2017 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At September 30, 2018 and December 31, 2017, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its advance exposure.

The following table presents the Bank’s top five members with respect to their TCE at September 30, 2018.

	September 30, 2018
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$22,893.6	25.2%
Ally Bank, UT (2)	17,570.3	19.3
TD Bank, National Association, DE	10,757.8	11.8
Chase Bank USA, N.A., DE	8,010.4	8.8
Santander Bank, N.A., DE (3)	3,797.9	4.2
	63,030.0	69.3
Other financial institutions	27,943.6	30.7
Total TCE outstanding	$90,973.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of September 30, 2018.

	September 30, 2018
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$20,035.0	29.2%
Ally Bank, UT (2)	17,525.0	25.5
Chase Bank USA, N.A., DE	8,000.0	11.7
Santander Bank, N.A., DE (3)	3,150.0	4.6
First National Bank of Pennsylvania, PA	2,255.0	3.3
	50,965.0	74.3
Other borrowers	17,639.3	25.7
Total advances	$68,604.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date September 30, 2018 balances for the five largest borrowers totaled $54.4 billion, or 75.7% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of September 30, 2018 and December 31, 2017. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	September 30, 2018	December 31, 2017
Letters of credit:
Public unit deposit	$21,024.4	$18,948.8
Other	—	17.1
Total (1)	$21,024.4	$18,965.9
Notes:
(1) For September 30, 2018 and December 31, 2017, respectively, excludes approved requests to issue future standby letters of credit of $92.6 million and $44.1 million; also excludes available master standby letters of credit of $870.7 million and $676.3 million at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.7 billion or 60.5% of the total amount. At December 31, 2017, $12.2 billion or 64.2% of the letters of credit were concentrated with these same two members.

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

For all of the Bank's members, the following table summarizes total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2018 and December 31, 2017. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions)	September 30, 2018		December 31, 2017
All members	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$106,529.6	46.3%	$107,527.6	46.0%
High quality investment securities	9,981.0	4.3	12,512.0	5.4
ORERC(1)/CFI eligible collateral	93,720.4	40.7	94,033.0	40.2
Multi-family residential mortgage loans	20,046.0	8.7	19,626.8	8.4
Total eligible collateral value	$230,277.0	100.0%	$233,699.4	100.0%
Total TCE	$90,973.6		$94,420.0
Collateralization ratio (eligible collateral value to TCE outstanding)	253.1%		247.5%
(1) Other real estate related collateral.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$82,766.8	40.9%	$19,751.3	93.1%	$14.6	1.4%	$102,532.7	45.7%
High quality investment securities	7,415.5	3.7	1,469.0	6.9	1,021.8	96.3	9,906.3	4.4
ORERC/CFI eligible collateral	92,058.9	45.5	—	—	24.2	2.3	92,083.1	41.0
Multi-family residential mortgage loans	19,949.9	9.9	—	—	0.1	—	19,950.0	8.9
Total eligible collateral value	$202,191.1	100.0%	$21,220.3	100.0%	$1,060.7	100.0%	$224,472.1	100.0%
Total TCE	$78,579.4	86.4%	$11,532.8	12.7%	$861.4	0.9%	$90,973.6	100.0%
Number of members	195	88.2%	12	5.4%	14	6.4%	221	100.0%

	December 31, 2017
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$78,657.2	39.2%	$24,665.6	93.7%	$4.7	0.7%	$103,327.5	45.4%
High quality investment securities	10,080.7	5.0	1,651.1	6.3	684.9	95.7	12,416.7	5.5
ORERC/CFI eligible collateral	92,192.4	46.1	—	—	24.8	3.5	92,217.2	40.5
Multi-family residential mortgage loans	19,507.9	9.7	—	—	0.8	0.1	19,508.7	8.6
Total eligible collateral value	$200,438.2	100.0%	$26,316.7	100.0%	$715.2	100.0%	$227,470.1	100.0%
Total TCE	$76,914.8	81.5%	$17,132.0	18.1%	$373.2	0.4%	$94,420.0	100.0%
Number of members	200	89.2%	10	4.5%	14	6.3%	224	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2018 and December 31, 2017, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2018 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$865.0	$—	$—	$—	$865.0
Securities purchased under agreements to resell	2,000.0	—	—	—	1,000.0	—	3,000.0
Federal funds sold	—	870.0	4,075.0	—	—	—	4,945.0
Total money market investments	2,000.0	870.0	4,940.0	—	1,000.0	—	8,810.0
Investment securities:
U.S. Treasury obligations	—	348.0	—	—	—	—	348.0
Certificates of deposit	—	100.0	775.0	—	—	—	875.0
GSE and TVA obligations	—	2,046.7	—	—	—	—	2,046.7
State or local agency obligations	25.5	326.9	—	—	—	—	352.4
Total non-MBS	25.5	2,821.6	775.0	—	—	—	3,622.1
U.S. obligations single family MBS	—	504.7	—	—	—	—	504.7
GSE single-family MBS	—	3,595.5	—	—	—	—	3,595.5
GSE multifamily MBS	—	3,122.9	—	—	—	—	3,122.9
Private label residential MBS	—	5.6	29.6	84.9	339.9	199.3	659.3
Total MBS	—	7,228.7	29.6	84.9	339.9	199.3	7,882.4
Total investments	$2,025.5	$10,920.3	$5,744.6	$84.9	$1,339.9	$199.3	$20,314.5

	December 31, 2017 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$275.0	$—	$—	$—	$275.0
Securities purchased under agreements to resell	—	—	—	—	500.0	—	500.0
Federal funds sold	—	2,650.0	3,000.0	—	—	—	5,650.0
Total money market investments	—	2,650.0	3,275.0	—	500.0	—	6,425.0
Investment securities:
Certificates of deposit	—	50.0	125.0	—	—	—	175.0
GSE and TVA obligations	—	3,210.4	—	—	—	—	3,210.4
State or local agency obligations	27.2	364.6	—	—	—	—	391.8
Other (2)	—	—	—	—	—	11.7	11.7
Total non-MBS	27.2	3,625.0	125.0	—	—	11.7	3,788.9
U.S. obligations single family MBS	—	603.7	—	—	—	—	603.7
GSE single-family MBS	—	2,822.4	—	—	—	—	2,822.4
GSE multifamily MBS	—	3,308.6	—	—	—	—	3,308.6
Private label residential MBS	—	5.2	18.4	106.1	547.1	126.4	803.2
Total MBS	—	6,739.9	18.4	106.1	547.1	126.4	7,537.9
Total investments	$27.2	$13,014.9	$3,418.4	$106.1	$1,047.1	$138.1	$17,751.8
Notes:
(1) Balances exclude total accrued interest of $33.5 million and $29.7 million for September 30, 2018 and December 31, 2017, respectively.
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

As of September 30, 2018, the Bank had unsecured exposure to 15 counterparties totaling $6.7 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2018 and December 31, 2017. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	September 30, 2018	December 31, 2017
Interest-bearing deposits	$865.0	$275.0
Certificates of deposit	875.0	175.0
Federal funds sold	4,945.0	5,650.0
Total	$6,685.0	$6,100.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of September 30, 2018, 51.5% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2018, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2018 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$3,240.0	$3,240.0
U.S. branches and agency offices of foreign commercial banks:
Australia	100.0	—	100.0
Canada	—	1,200.0	1,200.0
France	—	100.0	100.0
Germany	—	250.0	250.0
Netherlands	—	750.0	750.0
Norway	—	175.0	175.0
Sweden	870.0	—	870.0
Total U.S. branches and agency offices of foreign commercial banks	970.0	2,475.0	3,445.0
Total unsecured investment credit exposure	$970.0	$5,715.0	$6,685.0

(in millions)
December 31, 2017 (1) (2)
Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$950.0	$675.0	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	50.0	1,375.0	1,425.0
France	—	50.0	50.0
Netherlands	—	650.0	650.0
Norway	—	650.0	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	1,750.0	2,725.0	4,475.0
Total unsecured investment credit exposure	$2,700.0	$3,400.0	$6,100.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after September 30, 2018.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at September 30, 2018 or December 31, 2017.

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

(in millions)
September 30, 2018
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,240.0	$—	$—	$3,240.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	—	100.0	100.0
Canada	950.0	200.0	50.0	1,200.0
France	—	100.0	—	100.0
Germany	—	200.0	50.0	250.0
Netherlands	750.0	—	—	750.0
Norway	—	50.0	125.0	175.0
Sweden	870.0	—	—	870.0
Total U.S. branches and agency offices of foreign commercial banks	2,570.0	550.0	325.0	3,445.0
Total unsecured investment credit exposure	$5,810.0	$550.0	$325.0	$6,685.0

(in millions)
December 31, 2017
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$1,625.0	$—	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	1,300.0	125.0	1,425.0
France	—	50.0	50.0
Netherlands	650.0	—	650.0
Norway	650.0	—	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	4,300.0	175.0	4,475.0
Total unsecured investment credit exposure	$5,925.0	$175.0	$6,100.0

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $348.0 million at September 30, 2018. There was no balance as of December 31, 2017.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $9.3 billion at September 30, 2018 and $9.9 billion at December 31, 2017, respectively.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $352.4 million and $391.8 million at September 30, 2018 and December 31, 2017, respectively.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. In late 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at September 30, 2018 was $659.3 million, which was a decrease of $143.9 million from December 31, 2017. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at September 30, 2018 were $77.9 million compared to $72.9 million at December 31, 2017. The weighted average prices on OTTI securities were 89.8 and 89.5 at September 30, 2018 and December 31, 2017, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2018, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2017 Form 10-K.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of September 30, 2018.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$5.6	$—	$—	$5.6
A	12.0	17.6	—	29.6
BBB	72.7	9.4	3.2	85.3
Below investment grade:
BB	64.7	16.2	—	80.9
B	14.4	2.9	—	17.3
CCC	67.7	106.1	—	173.8
CC	—	39.1	—	39.1
D	44.0	10.2	—	54.2
Unrated	92.3	131.8	—	224.1
Total	$373.4	$333.3	$3.2	$709.9
Amortized cost	$319.7	$258.6	$3.2	$581.5
Gross unrealized losses (1)	(0.2)	—	(0.1)	(0.3)
Fair value	359.9	300.3	3.1	663.3
OTTI (2)
Total OTTI losses	$—	$—	$—	$—
OTTI losses reclassified to (from) AOCI	(0.2)	(0.2)	—	(0.4)
Net OTTI losses, credit portion	$(0.2)	$(0.2)	$—	$(0.4)
Weighted average fair value/par	96.4%	90.1%	96.9%	93.4%
Original weighted average credit support	6.8	10.3	12.5	8.5
Weighted-average credit support - current	8.1	3.7	47.0	6.2
Weighted avg. collateral delinquency (3)	10.0	13.9	11.3	11.8
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position were both $17.9 million at September 30, 2018.
(2) For the nine months ended September 30, 2018.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized an insignificant amount of credit-related OTTI charges in earnings during both the three months ended September 30, 2018 and three months ended September 30, 2017, and $0.4 million and $0.7 million during the nine months ended September 30, 2018 and 2017, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its third quarter of 2018 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
Category at origination	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.7	9.7	24.2	7.5
Alt-A	14.2	18.2	36.9	3.9
Subprime	4.3	25.4	53.2	47.0
Total Private Label Residential MBS	13.9	14.0	30.5	5.9

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	September 30, 2018	September 30, 2017
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	38	38
Total OTTI credit loss recorded life-to-date	$457.4	$456.8
Principal write-downs on private label MBS	(149.6)	(153.4)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(7.1)	(7.1)
Remaining amount of previously recognized OTTI credit losses	$184.2	$179.8

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $5.4 million and $7.7 million for the third quarter of 2018 and 2017, respectively; $15.6 million and $21.3 million for the first nine months of 2018 and 2017, respectively; and $154.4 million life-to-date. The OTTI recovered through interest income was recognized on 34 and 36 private label MBS securities for the first nine months of 2018 and 2017, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first nine months of 2018 and 2017.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing price forecast by five percentage points and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at September 30, 2018. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, although the CE is not rated. The CE was originally established to be sufficient such that a Master Commitment (MC) has a AA credit rating. The Bank has revised this requirement to a BBB credit rating for all new MCs and legacy MCs for specific products. The Bank had net mortgage loans held for portfolio of $4.3 billion and $3.9 billion after an allowance for credit losses of $7.6 million at September 30, 2018 and $6.0 million at December 31, 2017, respectively.

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies which provide PMI and/or Supplemental Mortgage Insurance (SMI) for the Bank’s various products. The Bank monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by a mortgage insurance company on the approved qualified insurer list whenever PMI coverage is required.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2018, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2018, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2018 was $5.9 million and $2.4 million, respectively. The corresponding amounts at December 31, 2017 were $6.4 million and $2.6 million.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2017 Form 10-K for a description of the BOB program. At September 30, 2018, the allowance for credit losses on BOB loans was $2.6 million, an increase of $0.7 million from December 31, 2017.

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

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2018.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2018.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2018 and December 31, 2017.

(in millions)	September 30, 2018
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$728.9	$3.3	$(1.4)	$1.9
BBB	145.0	0.6	—	0.6
Liability positions with credit exposure:
Uncleared derivatives
A	3,717.4	(28.8)	29.4	0.6
Cleared derivatives (2)	36,091.5	—	102.9	102.9
Total derivative positions with credit exposure to non-member counterparties	40,682.8	(24.9)	130.9	106.0
Member institutions (3)	30.7	—	—	—
Total	$40,713.5	$(24.9)	$130.9	$106.0
Derivative positions without credit exposure	3,639.9
Total notional	$44,353.4

(in millions)	December 31, 2017
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$234.0	$0.3	$—	$0.3
Liability positions with credit exposure:
Uncleared derivatives
A	3,861.9	(7.7)	8.0	0.3
Cleared derivatives (2)	33,528.4	(0.7)	80.8	80.1
Total derivative positions with credit exposure to non-member counterparties	37,624.3	(8.1)	88.8	80.7
Member institutions (3)	25.5	—	—	—
Total	$37,649.8	$(8.1)	$88.8	$80.7
Derivative positions without credit exposure	7,134.2
Total notional	$44,784.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2018. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of September 30, 2018 and December 31, 2017.

Notional Greater Than 10%	September 30, 2018			December 31, 2017
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Barclays Bank	(1)	(1)	(1)	A	$3,416.9	30.4
Citibank, NA	A	$2,480.0	30.0	A	2,510.0	22.3
Morgan Stanley Capital	BBB	1,360.7	16.5	BBB	1,288.8	11.5
All others	n/a	4,421.3	53.5	n/a	4,039.9	35.8
Total		$8,262.0	100.0		$11,255.6	100.0

Net Credit Exposure Greater Than 10%	September 30, 2018			December 31, 2017
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
BNP Paribas	A	$1.8	57.6	A	$0.3	50.4
Citigroup Financial	BBB	0.6	19.1	(2)	(2)	(2)
Credit Suisse	A	0.4	10.6	(2)	(2)	(2)
Barclays Bank	(2)	(2)	(2)	A	0.2	31.6
Societe Generale	(2)	(2)	(2)	A	0.1	18.0
All others	n/a	0.3	12.7	n/a	—	—
Total		$3.1	100.0		$0.6	100.0
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

(in millions)	September 30, 2018			December 31, 2017
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged by the Bank
Switzerland	$18.3	$18.3	$18.6	$8.7	$8.7	$8.1
France	14.0	14.0	13.7	6.7	6.7	6.7
United Kingdom	0.1	—	—	1.1	1.1	1.3
Germany	9.2	5.1	5.0	4.1	0.7	0.6
Total	$41.6	$37.4	$37.3	$20.6	$17.2	$16.7
Note: The average maturity of these derivative contracts is October 2023 at September 30, 2018 and July 2022 at December 31, 2017, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions, as presented in the tables below.

(in millions)	September 30, 2018			December 31, 2017
Country of Counterparty	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank	Market Value of Total Exposure	Collateral Obligation (Net Exposure)	Collateral Pledged to the Bank
France	$1.9	$—	$—	$0.2	$—	$—
Switzerland	0.1	0.1	—	—	—	—
United Kingdom	1.5	1.5	1.4	—	—	—
Total	$3.5	$1.6	$1.4	$0.2	$—	$—
Note: The average maturity of these derivative contracts is November 2021 at September 30, 2018 and August 2020 at December 31, 2017, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Investor demand for FHLBank debt remains strong as money market reform continues to provide strong demand for discount and floating rate notes. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of September 30, 2018. These ratings measure the likelihood of timely payment of principal and interest. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s operating liquidity is comprised of cash, interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell. In addition, U.S. Treasury and GSE obligations that are classified as trading securities are also included in operating liquidity.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent that the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. The Bank maintains a contingency liquidity portfolio in the event it is unable to access the capital markets. In addition to its liquidity investment portfolio above, the Bank's sources of contingency liquidity include advances maturing within five days, certificates of deposit, unencumbered repurchase-eligible assets within its AFS and HTM securities portfolios and MBS repayments expected within five days. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At September 30, 2018 and December 31, 2017, excess contingency liquidity was approximately $16.9 billion and $25.6 billion, respectively.

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

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and during that period, an FHLBank will automatically renew maturing and called advances for all members except very large members, provided that the member is well-rated by its primary Federal regulator or its state regulator equivalent for insurance companies and is well-rated by the Bank's internal credit rating system. The Bank was in compliance with these requirements at September 30, 2018. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2017 Form 10-K for additional information.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Interest income:
Advances	$431,987	$269,193	$1,162,228	$712,543
Prepayment fees on advances, net	8	47	12	179
Interest-bearing deposits	3,787	794	7,454	1,548
Securities purchased under agreements to resell	3,119	337	5,567	972
Federal funds sold	29,806	23,530	85,511	48,749
Trading securities	3,414	2,817	9,152	8,449
Available-for-sale (AFS) securities	57,068	50,109	164,903	140,328
Held-to-maturity (HTM) securities	24,590	13,145	55,969	42,395
Mortgage loans held for portfolio	38,213	32,645	110,041	95,255
Total interest income	591,992	392,617	1,600,837	1,050,418
Interest expense:
Consolidated obligations - discount notes	120,249	85,748	318,436	178,042
Consolidated obligations - bonds	349,285	195,890	929,504	540,690
Mandatorily redeemable capital stock	362	64	524	191
Deposits	2,031	1,528	5,657	3,445
Other borrowings	—	1	9	17
Total interest expense	471,927	283,231	1,254,130	722,385
Net interest income	120,065	109,386	346,707	328,033
Provision for credit losses	47	137	2,842	45
Net interest income after provision for credit losses	120,018	109,249	343,865	327,988
Other noninterest income (loss):
Total OTTI losses (Note 5)	—	—	—	—
OTTI losses reclassified to (from) AOCI (Note 5)	(17)	(38)	(359)	(702)
Net OTTI losses, credit portion (Note 5)	(17)	(38)	(359)	(702)
Net gains (losses) on trading securities (Note 2)	(3,001)	320	(14,403)	7,926
Net gains (losses) on derivatives and hedging activities (Note 9)	7,831	(495)	16,002	(360)
Standby letters of credit fees	5,853	6,124	17,336	18,168
Other, net	1,347	521	2,757	1,188
Total other noninterest income	12,013	6,432	21,333	26,220
Other expense:
Compensation and benefits	12,588	12,565	36,737	37,841
Other operating	7,426	7,517	21,640	21,405
Finance Agency	1,408	1,290	4,364	3,989
Office of Finance	1,188	1,129	3,595	3,504
Total other expense	22,610	22,501	66,336	66,739
Income before assessments	109,421	93,180	298,862	287,469
Affordable Housing Program (AHP) assessment	10,978	9,324	29,938	28,766
Net income	$98,443	$83,856	$268,924	$258,703

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$98,443	$83,856	$268,924	$258,703
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(7,447)	101	(21,348)	63,130
Net non-credit portion of OTTI gains (losses) on AFS securities	1,582	1,132	4,986	7,838
Reclassification of net (gains) losses included in net income relating to hedging activities	(8)	(8)	(20)	(19)
Pension and post-retirement benefits	148	147	444	319
Total other comprehensive income (loss)	(5,725)	1,372	(15,938)	71,268
Total comprehensive income	$92,718	$85,228	$252,986	$329,971

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$158,628	$3,414,992
Interest-bearing deposits	870,572	280,340
Federal funds sold	4,945,000	5,650,000
Securities purchased under agreements to resell	3,000,000	500,000
Investment securities:
Trading securities (Note 2)	628,708	399,296
AFS securities at fair value (Note 3)	7,786,065	9,044,387
HTM securities; fair value of $3,081,059 and $1,894,534, respectively (Note 4)	3,089,676	1,883,051
Total investment securities	11,504,449	11,326,734
Advances, net (Note 6)	68,301,422	74,279,798
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $7,618 and $5,954, respectively (Note 8)	4,332,256	3,923,123
Banking on Business (BOB) loans, net of allowance for credit losses of $2,586 and $1,964, respectively	17,157	14,083
Accrued interest receivable	207,133	164,459
Premises, software and equipment, net	8,317	8,179
Derivative assets (Note 9)	106,076	80,756
Other assets	30,919	20,542
Total assets	$93,481,929	$99,663,006

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)
(continued)

(in thousands, except par value)	September 30, 2018	December 31, 2017
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$478,054	$514,275
Noninterest-bearing	24,117	23,801
Total deposits	502,171	538,076
Consolidated obligations: (Note 10)
Discount notes	27,755,931	36,193,289
Bonds	59,836,825	57,533,722
Total consolidated obligations	87,592,756	93,727,011
Mandatorily redeemable capital stock (Note 11)	24,224	5,113
Accrued interest payable	185,233	118,473
AHP payable	98,686	91,563
Derivative liabilities (Note 9)	23,929	19,521
Other liabilities	157,973	235,761
Total liabilities	88,584,972	94,735,518
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 35,466 and 36,587 shares, respectively	3,546,572	3,658,656
Retained earnings:
Unrestricted	919,101	875,395
Restricted	336,258	282,473
Total retained earnings	1,255,359	1,157,868
Accumulated Other Comprehensive Income (AOCI)	95,026	110,964
Total capital	4,896,957	4,927,488
Total liabilities and capital	$93,481,929	$99,663,006

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$268,924	$258,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(23,489)	21,405
Net change in derivative and hedging activities	225,738	(9,390)
Net OTTI credit losses	359	702
Other adjustments	2,845	45
Net change in:
Trading securities	(239,069)	(9,068)
Accrued interest receivable	(42,798)	(29,222)
Other assets	(3,751)	(716)
Accrued interest payable	66,762	(88)
Other liabilities	27,062	12,039
Net cash provided by operating activities	$282,583	$244,410
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(232) and $(164) (to) other FHLBanks for mortgage loan program)	$(656,415)	$(258,314)
Securities purchased under agreements to resell	(2,500,000)	500,000
Federal funds sold	705,000	(2,803,000)
AFS securities:
Proceeds	1,977,377	1,011,058
Purchases	(870,249)	(888,666)
HTM securities:
Net change in short-term	(700,000)	(50,000)
Proceeds from long-term	273,232	423,542
Purchases of long-term	(780,994)	(98,286)
Advances:
Repaid	999,888,251	707,793,045
Originated	(994,112,448)	(705,224,029)
Mortgage loans held for portfolio:
Proceeds	321,551	339,025
Purchases	(746,769)	(725,752)
Proceeds from sales of foreclosed assets	7,036	5,904
Premises, software and equipment:
Purchases	(2,323)	(1,224)
Net cash provided by investing activities	$2,803,249	$23,303
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2018	2017
FINANCING ACTIVITIES
Net change in deposits	$(34,511)	$68,543
Net proceeds from issuance of consolidated obligations:
Discount notes	305,179,971	174,665,491
Bonds	43,237,480	33,094,565
Payments for maturing and retiring consolidated obligations:
Discount notes	(313,612,417)	(164,333,819)
Bonds	(40,848,313)	(45,097,746)
Proceeds from issuance of capital stock	4,069,981	3,225,176
Payments for repurchase/redemption of capital stock	(4,139,332)	(3,282,563)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(23,622)	(745)
Cash dividends paid	(171,433)	(125,510)
Net cash (used in) financing activities	$(6,342,196)	$(1,786,608)
Net increase (decrease) in cash and due from banks	$(3,256,364)	$(1,518,895)
Cash and due from banks at beginning of the period	3,414,992	3,587,605
Cash and due from banks at end of the period	$158,628	$2,068,710
Supplemental disclosures:
Interest paid	$1,207,897	$696,918
AHP payments	22,815	16,735
Transfers of mortgage loans to real estate owned	3,460	4,144
Variation margin recharacterized as settlement payments on derivative contracts	—	44,674

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	206,963	51,740	258,703	71,268	329,971
Issuance of capital stock	32,252	3,225,176	—	—	—	—	3,225,176
Repurchase/redemption of capital stock	(32,825)	(3,282,563)	—	—	—	—	(3,282,563)
Net shares reclassified to mandatorily redeemable capital stock	(12)	(1,155)	—	—	—	—	(1,155)
Cash dividends	—	—	(125,510)	—	(125,510)	—	(125,510)
September 30, 2017	36,969	$3,696,869	$853,114	$266,287	$1,119,401	$123,564	$4,939,834

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488
Comprehensive income	—	—	215,139	53,785	268,924	(15,938)	252,986
Issuance of capital stock	40,700	4,069,981	—	—	—	—	4,069,981
Repurchase/redemption of capital stock	(41,394)	(4,139,332)	—	—	—	—	(4,139,332)
Net shares reclassified to mandatorily redeemable capital stock	(427)	(42,733)	—	—	—	—	(42,733)
Cash dividends	—	—	(171,433)	—	(171,433)	—	(171,433)
September 30, 2018	35,466	$3,546,572	$919,101	$336,258	$1,255,359	$95,026	$4,896,957

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

Notes to Unaudited Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank adopted the following new accounting standards during the nine months ended September 30, 2018.

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

Notes to Unaudited Financial Statements (continued)

ASU 2014-09: Revenue from Contracts with Customers in conjunction with ASU 2017-05: Gains and Losses from the Derecognition of Nonfinancial Assets
ASU 2014-09 was issued to increase comparability across industries by providing a single, comprehensive revenue recognition model for all contracts with customers. It will require recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition. ASU 2017-05 clarifies that the guidance in ASU 2014-09 should also be applied to the accounting for derecognition of nonfinancial assets, including sales of real estate assets such as real estate owned (REO).
This Bank adopted this ASU on January 1, 2018 on a modified retrospective basis.
The adoption of these ASUs did not impact the Bank’s financial condition or results of operations, as the majority of the Bank’s revenue is derived from financial instruments, which are excluded from the scope of this guidance.

Notes to Unaudited Financial Statements (continued)

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2018-16: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	This ASU adds the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes to facilitate the transition of the replacement of LIBOR.	This ASU is effective for the Bank beginning January 1, 2019 and will be adopted on a prospective basis.	The Bank is evaluating the impact of this ASU on its financial statements.
ASU 2018-15: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Service Arrangement That Is a Service Contract	This ASU is focused on reducing diversity in practice by aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement with internal-use software.	This ASU is effective for the Bank beginning January 1, 2020 and will be adopted on a prospective basis.	The Bank is evaluating the impact of this ASU on its financial statements. The Bank does not believe the impact will be material.
ASU 2018-14: Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU adds, removes, and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This ASU will be effective for the Bank for the fiscal year ending December 31, 2020.
The Bank is evaluating the impact of this ASU on its disclosures, though the expected impact is not significant. The Bank will update its financial statement disclosures to reflect the updated requirements.

ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement	This ASU adds, removes, and modifies certain fair value disclosure requirements.	This ASU is effective for the Bank beginning January 1, 2020 and permits early adoption of the removed and modified disclosure requirements.
The Bank is evaluating the impact of this ASU on its disclosures, though the expected impact is not significant. The Bank will update its financial statement disclosures to reflect the updated requirements.

ASU 2018-08: Contributions Received and Contributions Made	This ASU clarifies the distinction between exchange transactions and contributions, including whether a contribution is conditional.	This ASU is effective for the Bank beginning January 1, 2019 and will be adopted on a modified prospective basis.
The Bank is evaluating the impact of this ASU on its financial statements, though the expected impact is not significant. The Bank will apply the amended guidance when accounting for contributions made.

ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities	This ASU makes amendments to the accounting for derivatives and hedging activities intended to better portray the economics of the transactions.	This ASU is effective for the Bank beginning January 1, 2019. The guidance will be applied to existing hedging relationships as of the beginning of the year of adoption.
The Bank has evaluated this guidance and it is not expected to affect the Bank’s application of hedge accounting for existing hedge strategies, with the following exceptions: 1) designation of a fallback long-haul method for its short-cut hedge strategies and 2) use of qualitative hedge effectiveness assessments for an appropriate subset of fair value hedge relationships. Upon adoption, this guidance will prospectively affect the Bank’s income statement presentation for fair value hedge relationships and will require certain new disclosures. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.

ASU 2017-08: Premium Amortization on Purchased Callable Debt Securities	This ASU requires that the amortization period for premiums on certain purchased callable debt securities be shortened to the earliest call date, rather than contractual maturity.	This ASU is effective for the Bank beginning January 1, 2019 and will be adopted on a modified retrospective basis.	The Bank is continuing to evaluate the impact of this ASU on its financial statements, though the expected impact is not significant.

Notes to Unaudited Financial Statements (continued)

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
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

ASU 2016-02: Leases, as amended	This ASU amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.
This ASU is effective January 1, 2019 and will be adopted on a modified retrospective basis as of the effective date. Upon adoption, the Bank will not be required to restate comparative reporting periods.

The Bank is continuing to evaluate the impact of this ASU on its financial statements. Upon adoption, the Bank will increase its assets and liabilities for operating leases it expects to capitalize. The Bank’s most significant lease is its headquarters. Future minimum lease payments under current accounting standards are disclosed in Note 20 - Commitments and Contingencies in its 2017 Form 10-K. Substantially all of these payments represent the building lease.

Note 2 – Trading Securities

The following table presents trading securities as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Mutual funds (1)	$—	$9,657
U.S. Treasury obligations	348,048	—
GSE and TVA obligations	280,660	389,639
Total	$628,708	$399,296
Note:
(1) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 1 in this Form 10-Q.

The following table presents net gains (losses) on trading securities for the third quarter and the first nine months of 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net unrealized gains (losses) on trading securities held at period-end	$(2,578)	$320	$(10,292)	$7,926
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	(423)	—	(4,111)	—
Net gains (losses) on trading securities	$(3,001)	$320	$(14,403)	$7,926

Notes to Unaudited Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,733,110	$—	$36,209	$(3,312)	$1,766,007
State or local agency obligations	252,248	—	1,048	(8,657)	244,639
Total non-MBS	$1,985,358	$—	$37,257	$(11,969)	$2,010,646
MBS:
U.S. obligations single family MBS	$157,896	$—	$727	$—	$158,623
GSE single-family MBS	2,695,654	—	12,195	(9,080)	2,698,769
GSE multifamily MBS	2,487,536	—	985	(10,154)	2,478,367
Private label residential MBS	361,820	—	77,939	(99)	439,660
Total MBS	$5,702,906	$—	$91,846	$(19,333)	$5,775,419
Total AFS securities	$7,688,264	$—	$129,103	$(31,302)	$7,786,065

	December 31, 2017
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds (3)	$2,015	$—	$—	$—	$2,015
GSE and TVA obligations	2,798,838	—	27,460	(5,519)	2,820,779
State or local agency obligations	264,812	—	5,546	(994)	269,364
Total non-MBS	$3,065,665	$—	$33,006	$(6,513)	$3,092,158
MBS:
U.S. obligations single family MBS	$178,882	$—	$465	$(74)	$179,273
GSE single-family MBS	2,654,315	—	15,238	(3,758)	2,665,795
GSE multifamily MBS	2,579,625	—	5,162	(2,169)	2,582,618
Private label residential MBS	451,737	—	72,953	(147)	524,543
Total MBS	$5,864,559	$—	$93,818	$(6,148)	$5,952,229
Total AFS securities	$8,930,224	$—	$126,824	$(12,661)	$9,044,387
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

As of September 30, 2018, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $18.4 million, credit losses of $184.2 million and OTTI-related accretion adjustments of $73.7 million. As of December 31, 2017, these amounts were $16.3 million, $178.8 million and $62.1 million, respectively.

Notes to Unaudited Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Non-credit portion of OTTI losses	$—	$—
Net unrealized gains on OTTI securities since their last OTTI credit charge	77,939	72,953
Net non-credit portion of OTTI gains on AFS securities in AOCI	$77,939	$72,953

The following tables summarize the AFS securities with unrealized losses as of September 30, 2018 and December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$44,126	$(271)	$272,379	$(3,041)	$316,505	$(3,312)
State or local agency obligations	73,340	(2,109)	76,677	(6,548)	150,017	(8,657)
Total non-MBS	$117,466	$(2,380)	$349,056	$(9,589)	$466,522	$(11,969)
MBS:
GSE single-family MBS	$514,836	$(3,089)	$108,397	$(5,991)	$623,233	$(9,080)
GSE multifamily MBS	1,474,261	(7,614)	124,226	(2,540)	1,598,487	(10,154)
Private label residential MBS	—	—	3,061	(99)	3,061	(99)
Total MBS	$1,989,097	$(10,703)	$235,684	$(8,630)	$2,224,781	$(19,333)
Total	$2,106,563	$(13,083)	$584,740	$(18,219)	$2,691,303	$(31,302)

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$12,386	$(114)	$1,262,810	$(5,405)	$1,275,196	$(5,519)
State or local agency obligations	4,371	(78)	77,859	(916)	82,230	(994)
Total non-MBS	$16,757	$(192)	$1,340,669	$(6,321)	$1,357,426	$(6,513)
MBS:
U.S. obligations single family MBS	$—	$—	$37,330	$(74)	$37,330	$(74)
GSE single-family MBS	150,170	(651)	272,925	(3,107)	423,095	(3,758)
GSE multifamily MBS	424,932	(2,096)	10,796	(73)	435,728	(2,169)
Private label residential MBS	—	—	3,013	(147)	3,013	(147)
Total MBS	$575,102	$(2,747)	$324,064	$(3,401)	$899,166	$(6,148)
Total	$591,859	$(2,939)	$1,664,733	$(9,722)	$2,256,592	$(12,661)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Unaudited Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2018 and December 31, 2017 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$334,963	$333,857	$1,002,015	$999,160
Due after one year through five years	395,655	400,820	607,802	611,231
Due after five years through ten years	659,078	674,582	676,975	687,993
Due in more than ten years	595,662	601,387	778,873	793,774
Total non-MBS	1,985,358	2,010,646	3,065,665	3,092,158
MBS	5,702,906	5,775,419	5,864,559	5,952,229
Total AFS securities	$7,688,264	$7,786,065	$8,930,224	$9,044,387

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Amortized cost of AFS non-MBS:
Fixed-rate	$1,900,395	$2,980,770
Variable-rate	84,963	84,895
Total non-MBS	$1,985,358	$3,065,665
Amortized cost of AFS MBS:
Fixed-rate	$1,283,711	$1,142,290
Variable-rate	4,419,195	4,722,269
Total MBS	$5,702,906	$5,864,559
Total amortized cost of AFS securities	$7,688,264	$8,930,224

Notes to Unaudited Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$875,000	$11	$(25)	$874,986
State or local agency obligations	107,800	—	(4,235)	103,565
Total non-MBS	$982,800	$11	$(4,260)	$978,551
MBS:
U.S. obligations single-family MBS	$346,009	$3,045	$—	$349,054
GSE single-family MBS	896,692	1,344	(3,636)	894,400
GSE multifamily MBS	644,540	2,016	(11,110)	635,446
Private label residential MBS	219,635	4,202	(229)	223,608
Total MBS	$2,106,876	$10,607	$(14,975)	$2,102,508
Total HTM securities	$3,089,676	$10,618	$(19,235)	$3,081,059

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$175,000	$30	$—	$175,030
State or local agency obligations	122,400	62	(5,571)	116,891
Total non-MBS	$297,400	$92	$(5,571)	$291,921
MBS:
U.S. obligations single-family MBS	$424,341	$4,112	$—	$428,453
GSE single-family MBS	156,597	2,323	(39)	158,881
GSE multifamily MBS	726,008	9,186	(3,298)	731,896
Private label residential MBS	278,705	4,953	(275)	283,383
Total MBS	$1,585,651	$20,574	$(3,612)	$1,602,613
Total HTM securities	$1,883,051	$20,666	$(9,183)	$1,894,534

Notes to Unaudited Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of September 30, 2018 and December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
Certificates of deposit	$474,975	$(25)	$—	$—	$474,975	$(25)
State or local agency obligations	—	—	102,535	(4,235)	102,535	(4,235)
Total non-MBS	$474,975	$(25)	$102,535	$(4,235)	$577,510	$(4,260)
MBS:
GSE single-family MBS	$793,390	$(3,601)	$4,753	$(35)	$798,143	$(3,636)
GSE multifamily MBS	156,149	(3,582)	181,036	(7,528)	337,185	(11,110)
Private label residential MBS	2,636	(19)	11,854	(210)	14,490	(229)
Total MBS	$952,175	$(7,202)	$197,643	$(7,773)	$1,149,818	$(14,975)
Total	$1,427,150	$(7,227)	$300,178	$(12,008)	$1,727,328	$(19,235)

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$105,119	$(5,571)	$105,119	$(5,571)
MBS:
GSE single-family MBS	$—	$—	$5,633	$(39)	$5,633	$(39)
GSE multifamily MBS	169,089	(790)	94,241	(2,508)	263,330	(3,298)
Private label residential MBS	—	—	27,079	(275)	27,079	(275)
Total MBS	$169,089	$(790)	$126,953	$(2,822)	$296,042	$(3,612)
Total	$169,089	$(790)	$232,072	$(8,393)	$401,161	$(9,183)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2018 and December 31, 2017 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$875,000	$874,986	$175,000	$175,030
Due after one year through five years	1,030	1,030	—	—
Due after five years through ten years	28,305	27,665	42,010	41,211
Due after ten years	78,465	74,870	80,390	75,680
Total non-MBS	982,800	978,551	297,400	291,921
MBS	2,106,876	2,102,508	1,585,651	1,602,613
Total HTM securities	$3,089,676	$3,081,059	$1,883,051	$1,894,534

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Amortized cost of HTM non-MBS:
Fixed-rate	$875,000	$175,000
Variable-rate	107,800	122,400
Total non-MBS	$982,800	$297,400
Amortized cost of HTM MBS:
Fixed-rate	$1,464,255	$787,395
Variable-rate	642,621	798,256
Total MBS	$2,106,876	$1,585,651
Total HTM securities	$3,089,676	$1,883,051

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

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. During the third quarter of 2018, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (10.0)% to 15.0% over the 12 month period beginning July 1, 2018. For the vast majority of markets the short-term forecast has changes from 3.0% to 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of September 30, 2018. The "Total OTTI securities" balances below summarize the Bank’s securities as of September 30, 2018 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$203,707	$150,766	$187,661
Alt-A	282,538	207,894	248,938
Total OTTI securities	486,245	358,660	436,599
Private label MBS with no OTTI	3,160	3,160	3,061
Total AFS private label MBS	$489,405	$361,820	$439,660
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

Notes to Unaudited Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$201,105	$223,353	$210,875	$236,460
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	17	38	359	702
Reductions:
Securities sold and matured during the period	—	286	—	95
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(5,441)	(7,712)	(15,553)	(21,292)
Ending balance	$195,681	$215,965	$195,681	$215,965
Notes:
(1) For the three months ended September 30, 2018 and 2017, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to July 1 of the applicable year. For the nine months ended September 30, 2018 and 2017, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to January 1 of the applicable year.

All Other AFS and HTM Investments. At September 30, 2018, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at September 30, 2018.

Notes to Unaudited Financial Statements (continued)

Note 6 – Advances

General Terms. The Bank offers a wide-range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from overnight to 30 years. Variable-rate advances generally have maturities ranging from overnight to ten years, and the interest rates reset periodically at a fixed spread to LIBOR or other specified indices.

At September 30, 2018 and December 31, 2017, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.83% to 7.40%. AHP subsidized advances have an interest rate of 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$29,634,962	2.29	$31,606,861	1.56%
Due after 1 year through 2 years	16,935,248	2.29	11,786,189	1.63
Due after 2 years through 3 years	15,799,848	2.42	18,456,775	1.71
Due after 3 years through 4 years	3,986,719	2.46	10,445,920	1.85
Due after 4 years through 5 years	1,479,537	2.71	1,254,184	2.14
Thereafter	767,997	2.79	833,938	2.72
Total par value	68,604,311	2.34	74,383,867	1.67%
Discount on AHP advances	—		(1)
Deferred prepayment fees	(70)		(613)
Hedging adjustments	(302,819)		(103,455)
Total book value	$68,301,422		$74,279,798

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

At September 30, 2018 and December 31, 2017, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of contractual maturity or next call date and (ii) year of contractual maturity or next convertible date as of September 30, 2018 and December 31, 2017.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Due in 1 year or less	$30,684,962	$35,856,861	$29,654,962	$31,632,361
Due after 1 year through 2 years	16,395,248	11,771,189	16,935,248	11,780,689
Due after 2 years through 3 years	15,299,848	17,231,775	15,799,848	18,456,775
Due after 3 years through 4 years	3,976,719	7,445,920	3,986,719	10,445,920
Due after 4 years through 5 years	1,479,537	1,244,184	1,473,537	1,254,184
Thereafter	767,997	833,938	753,997	813,938
Total par value	$68,604,311	$74,383,867	$68,604,311	$74,383,867

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Fixed-rate – overnight	$1,957,646	$3,988,232
Fixed-rate – term:
Due in 1 year or less	15,712,554	15,998,268
Thereafter	17,241,949	14,685,606
Total fixed-rate	34,912,149	34,672,106
Variable-rate:
Due in 1 year or less	11,964,762	11,620,361
Thereafter	21,727,400	28,091,400
Total variable-rate	33,692,162	39,711,761
Total par value	$68,604,311	$74,383,867

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2018, the Bank had advances of $51.0 billion outstanding to the five largest borrowers, which represented 74.3% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at September 30, 2018.

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

The following table presents balances as of September 30, 2018 and December 31, 2017 for mortgage loans held for portfolio.

(in thousands)	September 30, 2018	December 31, 2017
Fixed-rate long-term single-family mortgages (1)	$4,039,386	$3,592,083
Fixed-rate medium-term single-family mortgages (1)	212,544	246,493
Total par value	4,251,930	3,838,576
Premiums	72,785	70,197
Discounts	(3,827)	(3,418)
Hedging adjustments	18,986	23,722
Total mortgage loans held for portfolio	$4,339,874	$3,929,077
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Conventional loans	$4,059,508	$3,631,292
Government-guaranteed/insured loans	192,422	207,284
Total par value	$4,251,930	$3,838,576

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

Notes to Unaudited Financial Statements (continued)

affords any security interest granted to the Bank by a member (or an affiliate of a member) priority over the claims or rights of any other party, except for claims or rights of a third party that would be otherwise entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2018 and December 31, 2017, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2018 and December 31, 2017, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of September 30, 2018 and December 31, 2017 and is not included in any of the tables that follow.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE are incurred by the Bank. At September 30, 2018 and December 31, 2017, the MPF exposure under the FLA was $28.4 million and $26.3 million, respectively. The Bank records CE fees paid to PFIs as a

Notes to Unaudited Financial Statements (continued)

reduction to mortgage loan interest income. The Bank incurred CE fees of $1.2 million and $0.9 million for the third quarter 2018 and 2017, and $3.3 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Rollforward of Allowance for Credit Losses - Mortgage Loans - Conventional MPF.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$8,054	$6,341	$5,954	$6,231
(Charge-offs) Recoveries, net (1)	(152)	(141)	(558)	(151)
Provision (benefit) for credit losses	(284)	(88)	2,222	32
Balance, September 30	$7,618	$6,112	$7,618	$6,112
Notes:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology - Mortgage Loans - Conventional MPF.

(in thousands)	September 30, 2018	December 31, 2017
Ending balance, individually evaluated for impairment	$6,781	$5,218
Ending balance, collectively evaluated for impairment	837	736
Total allowance for credit losses	$7,618	$5,954
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$47,930	$52,505
Collectively evaluated for impairment	4,114,668	3,682,167
Total recorded investment	$4,162,598	$3,734,672

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicators - Mortgage Loans. Key credit quality indicators include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	September 30, 2018
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$31,817	$8,540	$40,357
Past due 60-89 days	7,453	2,964	10,417
Past due 90 days or more	12,607	3,590	16,197
Total past due loans	$51,877	$15,094	$66,971
Total current loans	4,110,721	183,867	4,294,588
Total loans	$4,162,598	$198,961	$4,361,559
Other delinquency statistics:
In process of foreclosures, included above (3)	$5,795	$1,130	$6,925
Serious delinquency rate (4)	0.3%	1.8%	0.4%
Past due 90 days or more still accruing interest	$—	$3,590	$3,590
Loans on nonaccrual status	$15,564	$—	$15,564

(in thousands)	December 31, 2017
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$39,677	$11,390	$51,067
Past due 60-89 days	7,039	2,887	9,926
Past due 90 days or more	17,738	4,959	22,697
Total past due loans	$64,454	$19,236	$83,690
Total current loans	3,670,218	195,382	3,865,600
Total loans	$3,734,672	$214,618	$3,949,290
Other delinquency statistics:
In process of foreclosures, included above (3)	$9,978	$1,055	$11,033
Serious delinquency rate (4)	0.5%	2.3%	0.6%
Past due 90 days or more still accruing interest	$—	$4,959	$4,959
Loans on nonaccrual status	$20,695	$—	$20,695
Notes:
(1) The recorded investment in a loan is the unpaid principal balance, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums, unaccreted discounts and adjustments for hedging. The recorded investment is not net of any valuation allowance.
(2) The Bank has not recorded any allowance for credit losses on government-guaranteed or -insured mortgage loans at September 30, 2018, and December 31, 2017.
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

	September 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$29,736	$29,407	$—
With a related allowance:
Conventional MPF loans	18,194	17,927	6,781
Total:
Conventional MPF loans	$47,930	$47,334	$6,781

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$30,824	$30,497	$—
With a related allowance:
Conventional MPF loans	21,681	21,360	5,218
Total:
Conventional MPF loans	$52,505	$51,857	$5,218

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $9.6 million and $11.1 million as of September 30, 2018 and December 31, 2017, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Real Estate Owned (REO). The Bank had $2.8 million and $3.9 million of REO reported in Other assets on the Statement of Condition at September 30, 2018 and December 31, 2017, respectively.

Purchases, Sales and Reclassifications. During the nine months ended September 30, 2018 and 2017, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

	September 30, 2018
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,811,934	$4,400	$83,519
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,025,730	$14,745	$35,667
Interest rate caps or floors	3,485,000	2,670	—
Mortgage delivery commitments	30,756	4	71
Total derivatives not designated as hedging instruments:	$9,541,486	$17,419	$35,738
Total derivatives before netting and collateral adjustments	$44,353,420	$21,819	$119,257
Netting adjustments and cash collateral (1)		84,257	(95,328)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$106,076	$23,929

Notes to Unaudited Financial Statements (continued)

	December 31, 2017 (2)
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,017,995	$4,185	$45,302
Derivatives not designated as hedging instruments:
Interest rate swaps	$8,285,437	$3,727	$17,423
Interest rate caps	6,455,000	1,464	—
Mortgage delivery commitments	25,487	4	61
Total derivatives not designated as hedging instruments:	$14,765,924	$5,195	$17,484
Total derivatives before netting and collateral adjustments	$44,783,919	$9,380	$62,786
Netting adjustments and cash collateral (1)		71,376	(43,265)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$80,756	$19,521
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $181.0 million and $114.6 million at September 30, 2018 and December 31, 2017, respectively. Cash collateral received was $1.4 million for September 30, 2018 and immaterial for December 31, 2017.
(2) To conform with current presentation, $11.2 million of variation margin received from the Clearing House has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included in netting adjustments and cash collateral.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$2,680	$(494)	$2,101	$(291)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$9,331	$2,029	$25,467	$6,369
Interest rate caps or floors	(388)	(532)	885	(3,177)
Net interest settlements	(2,033)	(1,569)	(8,192)	(3,178)
To Be Announced (TBA)	(46)	—	(46)	—
Mortgage delivery commitments	(714)	(175)	(2,050)	(602)
Other	7	8	19	18
Total net gains (losses) related to derivatives not designated as hedging instruments	$6,157	$(239)	$16,083	$(570)
Other - price alignment amount on cleared derivatives	(1,006)	238	(2,182)	501
Net gains (losses) on derivatives and hedging activities	$7,831	$(495)	$16,002	$(360)
Note:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness.

Notes to Unaudited Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2018 and 2017.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2018
Hedged item type:
Advances	$33,114	$(33,317)	$(203)	$14,352
Consolidated obligations – bonds	9,498	(6,874)	2,624	(27,712)
AFS securities	15,244	(14,985)	259	(252)
Total	$57,856	$(55,176)	$2,680	$(13,612)
Nine months ended September 30, 2018
Hedged item type:
Advances	$199,529	$(199,270)	$259	$22,191
Consolidated obligations – bonds	(86,959)	85,990	(969)	(59,019)
AFS securities	69,139	(66,328)	2,811	(3,844)
Total	$181,709	$(179,608)	$2,101	$(40,672)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Three months ended September 30, 2017
Hedged item type:
Advances	$19,171	$(19,064)	$107	$(7,186)
Consolidated obligations – bonds	(5,042)	4,463	(579)	(875)
AFS securities	554	(576)	(22)	(3,870)
Total	$14,683	$(15,177)	$(494)	$(11,931)
Nine months ended September 30, 2017
Hedged item type:
Advances	$14,166	$(14,166)	$—	$(25,149)
Consolidated obligations – bonds	7,264	(6,862)	402	7,952
AFS securities	(6,857)	6,164	(693)	(13,143)
Total	$14,573	$(14,864)	$(291)	$(30,340)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(1.2) million and $(1.5) million for the third quarter of 2018 and 2017, respectively, and $(3.0) million and $(3.1) million for the nine months ended September 30, 2018 and 2017, respectively, of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The Bank had no active cash flow hedging relationships during the first nine months of 2018 or 2017.

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

Notes to Unaudited Financial Statements (continued)

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at September 30, 2018 was $11.3 million for which the Bank has posted cash collateral of $1.5 million. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $7.8 million of collateral to its derivative counterparties at September 30, 2018.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2018.

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

	Derivative Assets
(in thousands)	September 30, 2018	December 31, 2017 (2)
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$19,057	$5,875
Cleared derivatives	2,758	3,501
Total gross recognized amount	21,815	9,376
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(15,903)	(5,246)
Cleared derivatives	100,160	76,622
Total gross amounts of netting adjustments and cash collateral	84,257	71,376
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	3,154	629
Cleared derivatives	102,918	80,123
Total net amounts after netting adjustments and cash collateral	106,072	80,752
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	4	4
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	4	4
Total derivative assets:
Uncleared derivatives	3,158	633
Cleared derivatives	102,918	80,123
Total derivative assets as reported in the Statement of Condition	106,076	80,756
Net unsecured amount:
Uncleared derivatives	3,158	633
Cleared derivatives	102,918	80,123
Total net unsecured amount	$106,076	$80,756

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2018	December 31, 2017 (2)
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$104,061	$47,315
Cleared derivatives	15,125	15,409
Total gross recognized amount	119,186	62,724
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(92,569)	(39,063)
Cleared derivatives	(2,759)	(4,202)
Total gross amounts of netting adjustments and cash collateral	(95,328)	(43,265)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	11,492	8,252
Cleared derivatives	12,366	11,207
Total net amounts after netting adjustments and cash collateral	23,858	19,459
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	71	62
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	71	62
Total derivative liabilities
Uncleared derivatives	11,563	8,314
Cleared derivatives	12,366	11,207
Total derivative liabilities as reported in the Statement of Condition	23,929	19,521
Net unsecured amount:
Uncleared derivatives	11,563	8,314
Cleared derivatives	12,366	11,207
Total net unsecured amount	$23,929	$19,521
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $1,019.1 billion and $1,034.3 billion at September 30, 2018 and December 31, 2017, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2017 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Par value of consolidated bonds:
Fixed-rate	$26,411,120	$26,714,743
Step-up	1,810,000	1,675,000
Floating-rate	31,397,500	28,837,500
Conversion bonds - fixed to floating	390,000	390,000
Total par value	60,008,620	57,617,243
Bond premiums	64,522	65,198
Bond discounts	(8,791)	(7,927)
Concession fees	(7,307)	(6,417)
Hedging adjustments	(220,219)	(134,375)
Total book value	$59,836,825	$57,533,722

Notes to Unaudited Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$37,193,620	1.89%	$28,357,115	1.33%
Due after 1 year through 2 years	11,193,100	2.11	17,184,710	1.44
Due after 2 years through 3 years	3,331,200	2.15	4,062,040	1.78
Due after 3 years through 4 years	2,419,150	2.35	2,357,115	2.11
Due after 4 years through 5 years	1,550,050	2.59	1,701,520	2.12
Thereafter	4,321,500	2.70	3,937,150	2.41
Index amortizing notes	—	—	17,593	5.39
Total par value	$60,008,620	2.04%	$57,617,243	1.53%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Noncallable	$53,641,620	$52,328,243
Callable	6,367,000	5,289,000
Total par value	$60,008,620	$57,617,243

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2018 and December 31, 2017.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2018	December 31, 2017
Due in 1 year or less	$43,472,620	$33,384,115
Due after 1 year through 2 years	10,561,100	17,061,710
Due after 2 years through 3 years	2,506,200	3,587,040
Due after 3 years through 4 years	1,784,150	1,477,115
Due after 4 years through 5 years	793,050	1,236,520
Thereafter	891,500	853,150
Index amortizing notes	—	17,593
Total par value	$60,008,620	$57,617,243

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30, 2018	December 31, 2017
Book value	$27,755,931	$36,193,289
Par value	27,827,067	36,253,187
Weighted average interest rate (1)	2.08%	1.24%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2017 Form 10-K. At September 30, 2018, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.4 billion and $3.2 billion in B1 membership stock and B2 activity stock, respectively, at September 30, 2018. The Bank had $0.4 billion and $3.3 billion in B1 membership stock and B2 activity stock, respectively, at December 31, 2017.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,224,887	$4,826,156	$1,052,052	$4,821,638
Total capital-to-asset ratio	4.0%	5.2%	4.0%	4.8%
Total regulatory capital	3,739,277	4,826,156	3,986,520	4,821,638
Leverage ratio	5.0%	7.7%	5.0%	7.3%
Leverage capital	4,674,096	7,239,233	4,983,150	7,232,457

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 18, 2018, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2018. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2018.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30, 2018
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$987,400	27.7%
Ally Bank, Midvale, UT	731,532	20.5

(dollars in thousands)	December 31, 2017
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Pittsburgh, PA	$910,400	24.8%
Ally Bank, Midvale, UT	745,387	20.3
Chase Bank USA, N.A., Wilmington, DE	589,254	16.1
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

At September 30, 2018 and December 31, 2017, the Bank had $24.2 million and $5.1 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum

Notes to Unaudited Financial Statements (continued)

regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three and nine months ended September 30, 2018 and 2017.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
(in thousands)	2018	2017
Balance, beginning of the period	$5,113	$5,216
Capital stock subject to mandatory redemption reclassified from capital	42,733	1,155
Redemption/repurchase of mandatorily redeemable stock	(23,622)	(745)
Balance, end of the period	$24,224	$5,626

As of September 30, 2018, the total mandatorily redeemable capital stock reflected the balance for five institutions. Four institutions were merged out of district and are considered to be non-members. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017
Due in 1 year or less	$305	$—
Due after 1 year through 2 years	3,897	342
Due after 2 years through 3 years	—	4,256
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	20,022	515
Total	$24,224	$5,113

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

Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At September 30, 2018, retained earnings were $1,255.3 million, including $919.1 million of unrestricted retained earnings and $336.2 million of RRE.

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

Notes to Unaudited Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. Dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the first, second, and third quarters of 2018 and 2017 are presented in the table below.

	Dividend - Annual Yield
	2018		2017
	Membership	Activity	Membership	Activity
February	3.5%	6.75%	2.0%	5.0%
April	3.5%	6.75%	2.0%	5.0%
July	3.5%	6.75%	2.0%	5.0%

In October 2018, the Bank paid a quarterly dividend equal to an annual yield of 6.75% and 3.5% on activity and membership stock, respectively.

The following table summarizes the changes in AOCI for the three months ended September 30, 2018 and 2017.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2017	$50,194	$74,130	$—	$212	$(2,344)	$122,192
Other comprehensive income (loss) before reclassification:
Net unrealized gains	101	108	—	—	—	209
Net change in fair value of OTTI securities	—	986	—	—	—	986
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	38	—	—	—	38
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	147	147
September 30, 2017	$50,295	$75,262	$—	$204	$(2,197)	$123,564

June 30, 2018	$27,309	$76,357	$—	$188	$(3,103)	$100,751
Other comprehensive income (loss) before reclassification:
Net unrealized gains	(7,447)	1,565	—	—	—	(5,882)
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	17	—	—	—	17
Amortization on hedging activities	—	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	—	148	148
September 30, 2018	$19,862	$77,939	$—	$180	$(2,955)	$95,026

Notes to Unaudited Financial Statements (continued)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2018 and 2017.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2016	$(12,835)	$67,424	$—	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	63,130	7,788	—	—	—	70,918
Net change in fair value of OTTI securities	—	(652)	—	—	—	(652)
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	702	—	—	—	702
Amortization on hedging activities	—	—	—	(19)	—	(19)
Pension and post-retirement	—	—	—	—	319	319
September 30, 2017	$50,295	$75,262	$—	$204	$(2,197)	$123,564

December 31, 2017	$41,210	$72,953	$—	$200	$(3,399)	$110,964
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(21,348)	4,627	—	—	—	(16,721)
Reclassifications from OCI to net income:
Noncredit OTTI to credit OTTI	—	359	—	—	—	359
Amortization on hedging activities	—	—	—	(20)	—	(20)
Pension and post-retirement	—	—	—	—	444	444
September 30, 2018	$19,862	$77,939	$—	$180	$(2,955)	$95,026

Notes to Unaudited Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2018	December 31, 2017
Advances	$42,038,252	$56,819,556
Letters of credit (1)	4,842,599	4,612,680
MPF loans	581,869	696,204
Deposits	8,686	32,420
Capital stock	1,978,382	2,470,117
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to prepayment of fess on advances and interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Interest income on advances (1)	$253,623	$202,054	$806,072	$528,648
Interest income on MPF loans	7,984	11,153	25,469	32,721
Letters of credit fees	1,412	1,597	4,363	5,133
Note:
(1) For the three and nine months ended September 30, 2018, balances include contractual interest income of $241.6 million and $786.7 million, net interest settlements on derivatives in fair value hedge relationships of $12.0 million and $19.2 million and total amortization of basis adjustments was immaterial. For the three and nine months ended September 30, 2017, balances include contractual interest income of $204.8 million and $539.4 million, net interest settlements on derivatives in fair value hedge relationships of $(4.0) million and $(13.4) million and total amortization of basis adjustments was $1.2 million and $2.6 million.

The following table includes the MPF activity of the related party members.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Total MPF loan volume purchased	$2,083	$5,708	$7,521	$15,739

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Servicing fee expense	$795	$639	$2,253	$1,815

(in thousands)	September 30, 2018	December 31, 2017
Interest-bearing deposits maintained with FHLBank of Chicago	$5,572	$5,340

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three and nine months ended September 30, 2018, there was no borrowing or lending activity between the Bank and other FHLBanks. During the three months ended September 30, 2017, there was no borrowing or lending activity between the Bank and other FHLBanks. During the nine months ended September 30, 2017, the total amount borrowed from and repaid to other FHLBanks was $400.0 million, and there were no lending between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2018 and 2017, there were no transfers of debt between the Bank and another FHLBank.

Notes to Unaudited Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2018 and 2017.

In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2017 Form 10-K.

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2018 and December 31, 2017. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2018 and December 31, 2017 are presented in the table below.

Fair Value Summary Table
	September 30, 2018
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$158,628	$158,628	$—	$—	$—	$158,628
Interest-bearing deposits	870,572	865,000	5,572	—	—	870,572
Federal funds sold	4,945,000	—	4,944,976	—	—	4,944,976
Securities purchased under agreement to resell (2)	3,000,000	—	2,999,962	—	—	2,999,962
Trading securities	628,708	—	628,708	—	—	628,708
AFS securities	7,786,065	—	7,346,405	439,660	—	7,786,065
HTM securities	3,089,676	—	2,857,451	223,608	—	3,081,059
Advances	68,301,422	—	68,233,678	—	—	68,233,678
Mortgage loans held for portfolio, net	4,332,256	—	4,199,965	—	—	4,199,965
BOB loans, net	17,157	—	—	17,157	—	17,157
Accrued interest receivable	207,133	—	207,133	—	—	207,133
Derivative assets	106,076	—	21,819	—	84,257	106,076
Liabilities:
Deposits	$502,171	$—	$502,171	$—	$—	$502,171
Discount notes	27,755,931	—	27,748,158	—	—	27,748,158
Bonds	59,836,825	—	59,523,506	—	—	59,523,506
Mandatorily redeemable capital stock (3)	24,224	24,584	—	—	—	24,584
Accrued interest payable (3)	185,233	—	184,872	—	—	184,872
Derivative liabilities	23,929	—	119,257	—	(95,328)	23,929

Notes to Unaudited Financial Statements (continued)

	December 31, 2017
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$3,414,992	$3,414,992	$—	$—	$—	$3,414,992
Interest-bearing deposits	280,340	275,000	5,340	—	—	280,340
Federal funds sold	5,650,000	—	5,649,868	—	—	5,649,868
Securities purchased under agreement to resell (2)	500,000	—	499,999	—	—	499,999
Trading securities	399,296	9,657	389,639	—	—	399,296
AFS securities	9,044,387	2,015	8,517,829	524,543	—	9,044,387
HTM securities	1,883,051	—	1,611,151	283,383	—	1,894,534
Advances	74,279,798	—	74,242,369	—	—	74,242,369
Mortgage loans held for portfolio, net	3,923,123	—	3,921,976	—	—	3,921,976
BOB loans, net	14,083	—	—	14,083	—	14,083
Accrued interest receivable	164,459	—	164,459	—	—	164,459
Derivative assets (4)	80,756	—	9,380	—	71,376	80,756
Liabilities:
Deposits	$538,076	$—	$538,076	$—	$—	$538,076
Discount notes	36,193,289	—	36,185,419	—	—	36,185,419
Bonds	57,533,722	—	57,439,681	—	—	57,439,681
Mandatorily redeemable capital stock (3)	5,113	5,201	—	—	—	5,201
Accrued interest payable (3)	118,473	—	118,384	—	—	118,384
Derivative liabilities (4)	19,521	—	62,786	—	(43,265)	19,521
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2018 and December 31, 2017. These instruments’ maturity term is overnight.
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

Notes to Unaudited Financial Statements (continued)

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. In addition, there were minimal outliers to evaluate. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2018, the Bank classified private label MBS as Level 3.

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

Notes to Unaudited Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at September 30, 2018 and December 31, 2017. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$348,048	$—	$—	$348,048
GSE and TVA obligations	—	280,660	—	—	280,660
Total trading securities	$—	$628,708	$—	$—	$628,708
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,766,007	$—	$—	$1,766,007
State or local agency obligations	—	244,639	—	—	244,639
MBS:
U.S. obligations single family MBS	—	158,623	—	—	158,623
GSE single-family MBS	—	2,698,769	—	—	2,698,769
GSE multifamily MBS	—	2,478,367	—	—	2,478,367
Private label residential MBS	—	—	439,660	—	439,660
Total AFS securities	$—	$7,346,405	$439,660	$—	$7,786,065
Derivative assets:
Interest rate related	$—	$21,815	$—	$84,257	$106,072
Mortgage delivery commitments	—	4	—	—	4
Total derivative assets	$—	$21,819	$—	$84,257	$106,076
Total recurring assets at fair value	$—	$7,996,932	$439,660	$84,257	$8,520,849
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$119,186	$—	$(95,328)	$23,858
Mortgage delivery commitments	—	71	—	—	71
Total recurring liabilities at fair value (3)	$—	$119,257	$—	$(95,328)	$23,929
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$7,250	$—	$7,250
Real estate owned	—	—	5,841	—	5,841
Total non-recurring assets at fair value	$—	$—	$13,091	$—	$13,091

Notes to Unaudited Financial Statements (continued)

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(2)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$389,639	$—	$—	$389,639
Mutual funds	9,657	—	—	—	9,657
Total trading securities	$9,657	$389,639	$—	$—	$399,296
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$2,820,779	$—	$—	2,820,779
State or local agency obligations	—	269,364	—	—	269,364
Mutual funds	2,015	—	—	—	2,015
MBS:
U.S. obligations single family MBS	—	179,273	—	—	179,273
GSE single-family MBS	—	2,665,795	—	—	2,665,795
GSE multifamily MBS	—	2,582,618	—	—	2,582,618
Private label residential MBS	—	—	524,543	—	524,543
Total AFS securities	$2,015	$8,517,829	$524,543	$—	$9,044,387
Derivative assets:
Interest rate related (2)	$—	$9,376	$—	$71,376	$80,752
Mortgage delivery commitments	—	4	—	—	4
Total derivative assets	$—	$9,380	$—	$71,376	$80,756
Total recurring assets at fair value	$11,672	$8,916,848	$524,543	$71,376	$9,524,439
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related (2)	$—	$62,725	$—	$(43,265)	$19,460
Mortgage delivery commitments	—	61	—	—	61
Total recurring liabilities at fair value (3)	$—	$62,786	$—	$(43,265)	$19,521
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$17,329	$—	$17,329
Real estate owned	—	—	8,096	—	8,096
Total non-recurring assets at fair value	$—	$—	$25,425	$—	$25,425
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

There were no transfers between Levels 1 or 2 during the first nine months of 2018 and 2017.

Notes to Unaudited Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first nine months of 2018 or 2017.

	AFS Private Label MBS-Residential
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$475,713	$610,376	$524,543	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	4,098	6,203	11,677	16,669
Net OTTI losses, credit portion	(17)	(38)	(359)	(702)
Net unrealized gains on AFS in OCI	18	53	48	144
Reclassification of non-credit portion included in net income	17	38	359	702
Net change in fair value on OTTI AFS in OCI	—	986	—	(652)
Unrealized gains on OTTI AFS in OCI	1,565	108	4,627	7,788
Purchases, issuances, sales, and settlements:
Settlements	(41,734)	(60,643)	(101,235)	(140,842)
Balance at September 30	$439,660	$557,083	$439,660	$557,083
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30	$4,081	$4,432	$11,318	$13,500

Notes to Unaudited Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2018			December 31, 2017
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$21,024,430	$—	$21,024,430	$18,965,939
Commitments to fund additional advances and BOB loans	17,754	—	17,754	43,972
Commitments to fund or purchase mortgage loans	30,756	—	30,756	25,487
Unsettled consolidated obligation bonds, at par	977,000	—	977,000	1,076,200
Unsettled consolidated obligation discount notes, at par	550,000	—	550,000	565,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $92.6 million and $44.1 million at September 30, 2018 and December 31, 2017, respectively.
(2) Letters of credit in the amount of $2.9 billion and $2.2 billion at September 30, 2018 and December 31, 2017, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.3 million and $3.9 million as of September 30, 2018 and December 31, 2017, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2018 and December 31, 2017. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $9.1 billion and $8.0 billion at September 30, 2018 and December 31, 2017, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2018.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank's 2017 Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the Bank's 2017 Form 10-K.

The intention of the United Kingdom’s Financial Conduct Authority (FCA) is to cease sustaining LIBOR after 2021. The introduction of alternative interest rates could adversely affect the Bank’s business, financial condition, and results of operations and increase operational risk.

In July 2017, the Chief Executive of the FCA announced the FCA’s intention to cease sustaining LIBOR after 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the Secured Overnight Financing Rate (SOFR) as such an alternative rate and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018.

The Bank is not able to predict with certainty that LIBOR will cease to be available after 2021. However, during the second half of 2018, certain market participants issued debt securities indexed to SOFR. While the Bank is planning for LIBOR to cease to exist, the market’s transition from LIBOR to an alternative rate (e.g., SOFR) is expected to be complicated. Risks relating to the market demand for the Bank’s products, changes in legacy contractual terms on the Bank’s financial assets and liabilities, and critical vendors being able to adjust systems to properly process and account for an alternative rate are examples of the risks. Additionally, the introduction of an alternative rate also may create additional basis risk for market participants including the Bank, as an alternative index is utilized along with LIBOR.

The Bank will be prepared to participate in SOFR-indexed debt issuance and offer SOFR-indexed advances. The Bank’s operational risk will increase with SOFR-indexed activity, until the Bank is able to update certain systems to process a new index. It is unknown at this time what the full impact to the Bank’s business, results of operations, and financial condition will be with the transition away from LIBOR.

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

Date: November 8, 2018

By: /s/ David G. Paulson
David G. Paulson
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer
(Authorized Officer)