Form 10-K
period 2018-12-31
Federal Home Loan Bank of Pittsburgh
filed 2019-03-11
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2018, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,955.0 million. There were 38,231,874 shares of common stock outstanding at February 28, 2019.

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

General

History.  The Bank is one of 11 FHLBanks. The FHLBanks operate as separate entities with their own management, employees and boards of directors. The 11 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include:

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

Overview.  As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. This fundamental competitive advantage, coupled with the joint and several liability on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2018, the Bank had approved three state housing finance agencies; each is currently eligible to borrow from the Bank but had no outstanding advance balances as of December 31, 2018.

Regulatory Oversight, Audits and Examinations

Supervision and Regulation.  The Bank and OF are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency ensures that the Bank carries out its housing finance mission, remains adequately capitalized and operates in a safe and sound manner. The Finance Agency establishes regulations, issues advisory bulletins (ABs), and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress and other reports on operations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

Examination.  At a minimum, the Finance Agency conducts annual onsite examinations of the operations of the Bank. In addition, the Comptroller General has authority under the Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget (OMB), and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of the Bank.

Audit.  The Bank has an internal audit department that reports directly to the Audit Committee of the Bank’s Board of Directors (Board). In addition, an independent Registered Public Accounting Firm (RPAF) audits the annual financial statements of the Bank. The independent RPAF conducts these audits following the Standards of the Public Company Accounting Oversight Board (PCAOB) of the United States of America and Government Auditing Standards issued by the Comptroller General. The Bank, the Finance Agency, and Congress all receive the RPAF audit reports.

Advances

Advance Products. The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral. The following table summarizes the advance products offered by the Bank as of December 31, 2018.

Product	Description	Maturity	Key Features
RepoPlus	Short-term, fixed-rate advances; principal and interest paid at maturity	1 day to 89 days
The RepoPlus advance products serve member short-term liquidity needs. RepoPlus is typically a short-term, fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of the line of credit. These balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term Repo	Mid-term, fixed-rate and adjustable-rate advances(1); principal paid at maturity; interest paid monthly or quarterly	3 months to 3 years (3)
The Mid-Term Repo product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term Repo advances. Adjustable-rate, Mid-Term Repo advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices or the Secured Overnight Financing Rate (SOFR). The Bank also offers Mid-term fixed-rate advances. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; members’ liquidity needs drive these fluctuations.

Core (Term)	Long-term, fixed-rate and adjustable-rate advances(1)(2); principal paid at maturity; interest paid monthly or quarterly (Note: amortizing loans principal and interest paid monthly)	1 year to 30 years (3)
For managing longer-term interest rate risk and to assist with asset/liability management, the Bank offers long-term fixed-rate and adjustable-rate advances. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan.

Returnable	Short-term and long-term, fixed-rate and adjustable-rate advances with return options owned by member; principal paid at maturity; interest paid monthly or quarterly	2 months to 30 years	These advances permit the member to prepay an advance on certain pre-determined date(s) without a fee.
Notes:
(1) May include loans made under the Community Lending Program (CLP).
(2) May also include Affordable Housing Program (AHP) loans.
(3) Terms dependent upon market conditions.

The following chart shows the percentage of advances by product type and dollar amount (in billions) as of December 31, 2018.
* Includes $30 million of adjustable rate advances. Also includes $20 million of Convertible Select advances which are no longer offered by the Bank.

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

Collateral

The Bank protects against credit risk by fully collateralizing all member and nonmember housing associate advances and other credit products. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance.

Collateral Agreements. All members must enter into either the Advances, Collateral Pledge and Security Agreement or the Advances, Specific Collateral Pledge and Security Agreement with the Bank (both hereafter, Master Agreement) in order to obtain advances or other credit products. In both cases, the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Specific Collateral Pledge and Security Agreement covers only those assets or categories of assets identified; the Bank therefore relies on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. The Bank requires CDFIs, housing finance agencies (HFAs) and insurance companies to sign a specific collateral pledge agreement. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for a description of blanket and specific agreements.

Collateral Status.  The Master Agreement identifies three types of collateral status: undelivered, undelivered detailed listing or specific pledge, and delivered status. All securities pledged must be delivered. A member is assigned a collateral status based on the member’s business needs and on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other available information.

Undelivered Collateral Status. The Bank monitors eligible loan collateral using the Qualifying Collateral Report (QCR), derived from regulatory financial reports which are submitted quarterly (or monthly) to the Bank by the member. For members that submit a QCR on a quarterly basis, lending value is determined based on a percentage of the unpaid principal balance of qualifying collateral (commonly referred to as the collateral weight). Qualifying collateral is determined by deducting ineligible loans from the gross call report amount for each asset category. In addition, members are required to complete an Annual Collateral Certification Report (ACCR).

Undelivered Collateral Status: Detailed Listing or Specific Pledge. The Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement, or if participating in the Bank’s market-value based pricing program, or as determined based on its credit condition. The member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by choosing to list collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from detailed listing collateral status because it provides more loan information to calculate a more precise valuation of the collateral.

Delivered Collateral Status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral in an amount sufficient to fully secure its total credit exposure (TCE) to the Bank. Typically, the Bank takes physical possession/control of collateral if the financial condition of the member is deteriorating. Delivery of collateral also may be required if there is action taken against the member by its regulator. Collateral delivery status is often required for members borrowing under specific pledge agreements as a practical means for maintaining specifically listed collateral. Securities collateral qualifies on a delivered basis only (i.e., held in a Bank restricted account or at an approved third-party custodian and subject to a control agreement in favor of the Bank). The Bank also requires delivery of collateral from de novo members at least until two consecutive quarters of profitability are achieved and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor.

With respect to certain specific collateral pledge agreement borrowers (typically CDFIs, HFAs, and insurance companies), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further details on collateral status and types.

All eligible collateral securing advances is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as lending value or “haircuts”, vary by collateral type and the value of the collateral. The Bank’s collateral discounted values are presented in the table titled “Lending Value Assigned to the Collateral as a Percentage of Value” at the end of this subsection. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

The Bank determines the type and amount of collateral each member has available to pledge as security for a member’s obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary regulators. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). Depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. At a minimum, all members whose TCE exceeds 20% of their MBC and all members who are not community financial institutions (CFIs) as defined below must file a QCR quarterly.

The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the eligible collateral pledged for the members’ obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining market values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten, with one being the best rating. Credit availability and term guidelines are based on a member’s ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2018.

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

Types of Collateral.  Single-family, residential mortgage loans may be used to secure members’ obligations to the Bank. The Bank contracts with a leading provider of comprehensive mortgage analytical pricing to provide market valuations of some listed and delivered residential mortgage loan collateral. In determining borrowing capacity for members with non-listed and non-delivered collateral, the Bank utilizes book value as reported on each member's regulatory call report. Loans that do not have a paper-based promissory note with a “wet ink” signature are ineligible for collateral purposes.

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

A third category of eligible collateral is high quality investment securities as included in the table below. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for a definition of these securities. Members have the option to deliver such high quality investment securities to the Bank to obtain or increase their MBC. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews.

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.2 billion (the limit during 2018) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2018.

The Bank does not accept subprime residential mortgage loans as qualifying collateral unless certain mitigating factors are met (defined as FICO® score of 660 or below. FICO is a registered trademark of Fair Isaac Corporation). The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCRs.

Nontraditional residential mortgage loans are defined by the Bank’s Collateral Policy as mortgage loans that allow borrowers to defer payment of principal or interest. These loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loan products. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity, for example, low or no documentation loans or credit characteristics that would be characterized as subprime. The potential for increased risk is particularly true if the nontraditional residential mortgage loans are not underwritten to the fully indexed rate.

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

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan purchase programs. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for specific requirements regarding subprime and nontraditional loan collateral.

The various types of eligible collateral and related lending values as of December 31, 2018 are summarized below. The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Securities Collateral	Lending Values as a Percentage of Fair Value for All Members
Deposits held by the Bank and pledged to, and under the sole control of, the Bank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCORP Bonds (1)	97%
MBS, including collateralized mortgage obligations (CMOs) issued or guaranteed by GNMA, FHLMC, and FNMA	95%
U.S. Treasury STRIPs	90%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Loan Collateral	Lending Values
	% of Unpaid Principal Balance		% of Fair Value
	QCR Filer or Full Collateral Delivery Policy Reasons	Full Collateral Credit Reasons	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	80%	70%	85%
Nontraditional mortgage loans and loans with unknown FICO (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	n/a
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	n/a
Notes:
(1) Defined as Federal National Mortgage Association (Fannie Mae or FNMA), Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC), Federal Farm Credit Bank (FFCB), Government National Mortgage Association (Ginnie Mae or GNMA), Home Equity Line of Credit (HELOC), National Credit Union Administration (NCUA), Resolution Funding Corporation (REFCORP), Small Business Administration (SBA), and U.S. Department of Agriculture (USDA).
(2) Nontraditional mortgage loan portfolios may be required to be independently identified for collateral review and valuation for inclusion in a member’s MBC. This may include a request for loan-level listing on a periodic basis.

During 2018, the Bank implemented some changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

Investments

Overview.  The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. The Bank invests in short term instruments for operating liquidity, including interest-bearing deposits, Federal funds, securities purchased under agreements to resell, as well as U.S. Treasury and GSE obligations that are classified as trading. The Bank also maintains a contingency liquidity investment portfolio which consists of certificate of deposits and unencumbered repurchase-eligible assets within its available-for-sale (AFS) and held-to-maturity (HTM) securities portfolio. These securities may also be purchased and pledged as collateral for derivative transactions on occasion.

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

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added four new PFIs in 2018, and as of December 31, 2018, 133 members were approved participants in the MPF Program.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2018, 41 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

MPF Direct. This is operationally similar to MPF Xtra and allows PFIs to sell residential, jumbo, fixed-rate mortgages to FHLBank Chicago, which concurrently sells them to a third party on a nonrecourse basis. PFIs which have completed all required documentation and training are eligible to offer the product. MPF Direct does not have the credit structure of the traditional MPF Program, and there is no CE obligation assumed by the PFI or the Bank and no CE fees are paid. The Bank receives a nominal fee for facilitating MPF Direct transactions. Given the arrangement, these loans are not reported on the Bank's Statement of Condition.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2018 and 2017.

(in millions)	December 31, 2018	December 31, 2017
Consolidated obligation bonds	$64,368.4	$57,617.2
Consolidated obligation discount notes	36,985.0	36,253.2
Total Bank consolidated obligations	101,353.4	93,870.4
Total FHLBank System combined consolidated obligations	$1,031,617.5	$1,034,259.8

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

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses to fund advances, the MPF Program and its investment portfolio. Generally, the maturity of these bonds ranges from one year to ten years, although the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. In some instances, the Bank swaps its term fixed-rate debt issuance to floating rates through the use of interest rate swaps. Bonds can be issued through:

•	a daily auction for both bullet (non-callable and non-amortizing) and American-style (callable daily after lockout period expires) callable bonds

•	a selling group, which typically has multiple lead investment banks on each issue

•	a negotiated transaction with one or more dealers

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

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. The amount of dividends the Board determines to pay out is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. For further information on dividends, see Note 16 - Capital in the Notes to Financial Statements in Item 8. of this Form 10-K.

As of December 31, 2018, the balance in retained earnings was $1,275.9 million, of which $351.9 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Derivatives and Hedging Activities

The Bank may enter into interest rate swaps, swaptions, to-be-announced (TBAs), and interest rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates and prepayment risk. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank may use derivative financial instruments in the following ways: (1) by designating them as a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge).

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

Major Customers

Ally Bank, PNC Bank, N.A. and Chase Bank USA, N.A., each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2018. See further discussion in Item 1A. Risk Factors and the Credit and Counterparty Risk - TCE

and Collateral discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2018, the Bank had 220 full-time employee positions and four part-time employee positions, for a total of 222 full-time equivalents. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

SEC Reports and Corporate Governance Information

The Bank is subject to the informational requirements of the 1934 Act and, in accordance with the 1934 Act, files annual, quarterly and current reports with the SEC. The Bank’s SEC File Number is 000-51395. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including the Bank’s filings. The Bank’s financial information is also filed in eXtensible Business Reporting Language (XBRL) as required by the SEC. The SEC’s website address is www.sec.gov.

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Financial Officer, and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2018 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the corporate governance section of the “About Us” dropdown on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge by written request to the Bank’s Legal Department.

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

The Bank is subject to legislative and regulatory actions, including a complex body of Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank. Additionally, legislation and regulations applicable to Bank members may affect the Bank’s business as well.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their liquidity mission continue to be impacted by the evolving regulations impacting the finance industry. The Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) was intended to, among other things, expand the Finance Agency's authority and address GSE reform issues. Over the last few years, there have been several legislative efforts and policy proposals regarding reform of the Housing Enterprises, Fannie Mae and Freddie Mac, and the federal government’s ongoing role in the mortgage market. Congress continues to consider GSE reform legislation. Depending on the terms of any such legislation, it could have a material effect on the Bank including debt issuance, financial condition and results of operations. In addition, future legislative changes to the Federal Home Loan Bank Act or HERA may affect the Bank's business, risk profile, results of operations and financial condition. Recently, there have been legislative efforts and discussions regarding allowing non-banks such as captive insurers, mortgage banks, fintech companies and other financial companies to become members of the FHLBank System. Such entities are subject to different regulatory requirements and may have different risk appetites than the Bank’s current members and, if such entities were to become members of the Bank, it could materially impact the Bank’s risk profile and results of financial condition.

The FHLBanks are also governed by regulations as adopted by the Finance Agency pursuant to their authority under federal laws. The Finance Agency's extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, redistrict or adjust equities among the FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority in regard to any FHLBank or the potential impact of such action on members' investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. The Finance Agency supervises the Bank and establishes the regulations governing the Bank. Changes in Finance Agency leadership may also impact the nature and extent of any new or revised regulations on the Bank.

The Bank cannot predict new guidance or the effect of any new regulations on the Bank's operations. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products, and as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital composition, an increase in the Banks' cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank.

Regulatory changes drive updates to the Bank's computer information systems to support these requirements. Heightened regulatory focus on technology operations including cyber-security, cloud computing and vendor oversight influence the Bank’s operations. Legislation and regulation regarding enhanced cyber-security standards and requirements necessitates additional work to appropriately mitigate the risks and align with requirements. The Finance Agency has issued guidance for the FHLBanks regarding information security and cyber risk management as well as draft guidance regarding business resiliency, and it is expected that this will be an ongoing area of regulatory focus. See the Legislative and Regulatory Developments section of Item 7. Management’s Discussion and Analysis in this Form 10-K regarding recent Finance Agency guidance in these areas.

The impact of the final regulations regarding uncleared swaps, specifically the initial margin requirements that become effective for the Bank September 1, 2020, could have a material impact on the Bank’s cost of funds, results of operations and financial condition.

The intention of the United Kingdom’s Financial Conduct Authority (FCA) is to cease sustaining LIBOR after 2021. The introduction of alternative interest rates could adversely affect the Bank’s business, financial condition, and results of operations and increase operational risk.

In July 2017, the Chief Executive of the FCA announced the FCA’s intention to cease sustaining LIBOR after 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC identified the Secured Overnight Financing Rate (SOFR) as such an alternative rate, and the Federal Reserve Bank (FRB) of New York began publishing SOFR rates in the second quarter of 2018.

The Bank is not able to predict with certainty that LIBOR will cease to be available after 2021. While the Bank is planning for LIBOR to cease to exist, the market’s transition from LIBOR to an alternative rate (e.g., SOFR) is expected to be complicated. Risks relating to the market demand for the Bank’s products, changes in legacy contractual terms on the Bank’s financial assets, liabilities and derivatives, and critical vendors being able to adjust systems to properly process and account for an alternative rate are examples of the risks. Additionally, the introduction of an alternative rate also may create additional basis risk and increased volatility for market participants including the Bank, as an alternative index is utilized along with LIBOR. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges such as building a term structure for an alternative rate.

On November 13, 2018, the Bank issued its first SOFR-indexed debt. The Bank is offering a SOFR-indexed advance product. The Bank’s operational risk has increased with SOFR-indexed activity until the Bank is able to update certain systems to process a new index. The Bank is assessing its existing advance, consolidated obligations, derivatives, and investment transactions to uncover any adverse issues that may arise from the transition away from LIBOR. It is unknown at this time what the full impact to the Bank’s business, results of operations, and financial condition will be with the transition away from LIBOR.

The Bank's business is dependent upon its computer information systems. An inability to process or physically secure information or implement technological changes, or an interruption in the Bank's systems, may result in lost business or increased operational risk. The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber-security risks.

Cyber threats include computer viruses, malicious or destructive code, phishing attacks, brute force attacks, ransomware attacks, denial of service or information or other security breaches. They could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Bank, its employees, its members or other third parties, or otherwise materially disrupt the Bank’s or its members’ or other third parties’ network access, business operations or ability to provide services. For example, the Bank provides on-line banking transactional capability to enable its members to execute borrowing and other transactions with the Bank. The Bank like many financial institutions and others businesses faces cyber attack attempts routinely, for example, from phishing campaigns and denial of service attempts. Although the Bank has both information and physical security measures in place and devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches, particularly given that such attacks have significantly evolved in scale and maliciousness during the past few years. Additionally, cyber vulnerabilities and/or attacks could go undetected for a period of time. During such time, the Bank may not necessarily know the extent of the harm and certain actions could be compounded before they are discovered and remediated, any or all of which could further increase the consequences of a cyber attack.

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

In addition, the Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes licensed or purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its Business Continuity Plan. Nonetheless, the Bank cannot guarantee the effectiveness of its Business Continuity Plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

Failures of critical vendors and other third parties could disrupt the Bank’s ability to conduct business.

The Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach or a cyber attack, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's reputation, customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows. Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank regularly assesses the adequacy of security controls for its significant third parties, there is no assurance that a breach will not occur. Additionally, the use of vendors, including cloud service providers and other third parties, could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information or other harm. Even though the Bank is enhancing its third party vendor management process, including an on-going vendor cyber-security review and cyber monitoring, the Bank could be adversely affected if the Bank’s vendors (including, but not limited to, software as a service vendors) are impacted by security breaches or cyber attacks.

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

At December 31, 2018, the Bank's five largest customers, Ally Bank, Chase Bank USA, N.A., PNC Bank, N.A., Santander Bank, and TD Bank, N.A., accounted for 72% of its TCE and owned 68% of its outstanding capital stock. Of these members, Ally Bank, Chase Bank USA, N.A., and PNC Bank N.A. each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations.

The Bank relies on both internally and externally developed models and end user computing tools to manage market and other risks, to make business decisions and for financial accounting and reporting purposes. The Bank's business could be adversely affected if these models fail to produce reliable results or if the results are not used appropriately.

The Bank makes significant use of business and financial models and end user computing tools for making business decisions, managing risk and financial reporting. For example, the Bank uses models to measure and monitor exposures to market risks and credit and collateral risks. A credit scoring model is used in part as a basis for credit decisions. The Bank also uses models in determining the fair value and OTTI of certain financial instruments and estimating loan loss reserves.

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Estimations produced by the Bank's models may be different from actual results, which could adversely affect the Bank's business results. If the models or end user computing tools are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including risk management decisions, or other decisions, which could result in an adverse financial impact. Further, any controls, such as a model risk management area, that the Bank employs to attempt to manage the risks associated with the use of models and end user computing tools may not be effective.

Changes in any models or in any of the inputs, assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. Changes to the Bank’s models could occur due to changes in market participants’ practices.

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

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank's strongest competitors are large mortgage aggregators, non-depository mortgage entities, and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or similar programs. Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Some of these mortgage loan competitors have greater resources, larger volumes of business, longer operating histories and more product offerings. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and consequently lower net income.

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

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term advances, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance. The Finance Agency issued revised guidance regarding liquidity requirements in August 2018 with phased implementation dates starting December 31, 2018 through full compliance required by December 31, 2019. The guidance requires changes to such items as base case liquidity, funding gap metrics and liquidity stress testing. See the Liquidity and Funding Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K for additional information on the Finance Agency guidance.

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

Global financial market disruptions (e.g., U.S. government shutdown, U.S. debt burden, Brexit, tariffs) could result in uncertainty and unpredictability for the Bank in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

The Bank's business and earnings are affected by international, domestic and district-specific business and economic conditions and disruptions, including for example, U.S. government shutdowns, any increasing U.S. debt burden, uncertainty around Brexit negotiations, and tariffs. These economic conditions, which may also affect counterparty and members' business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates.

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

The Bank faces credit risk on advances, mortgage loans, investment securities, money market investments, derivatives, certificates of deposit, and other financial instruments. A member failure without liquidation proceeds satisfying the amount of the failed institution’s obligations and the operational cost of liquidating the collateral could impact the Bank’s ability to issue debt. The Bank protects against credit risk on advances through credit underwriting standards and collateralization which includes blanket lien and specific collateral pledge agreements. In addition, the Bank has the right to obtain additional or substitute collateral during the life of an advance to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness and community development loans as collateral for advances. The Bank is also allowed to make advances to nonmember housing associates and requires them to deliver adequate collateral.

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

The Bank follows Board-established guidelines on unsecured extensions of credit which limit the amounts and terms of unsecured credit exposure to investment grade counterparties, the U.S. government and other FHLBanks. The Bank's primary unsecured credit exposure includes Federal funds and other liquid transactions. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency of a major counterparty or the inability of a major counterparty to meet its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank's financial condition and results of operations.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2018, out of a total of $1,031.6 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $101.4 billion, or approximately 9.8% of the total.

The Finance Agency at its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. For example, the Finance Agency could simply allocate the outstanding liability of an FHLBank among the other FHLBanks on a pro-rata or other basis. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank's financial condition and results of operations.

FHLBank System consolidated obligation bonds have been assigned Aaa/stable outlook and AA+/stable outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. In addition, all FHLBanks have been assigned a long-term rating of Aaa/stable outlook and AA+/stable outlook by Moody’s and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody’s and S&P, respectively. These ratings reflect an opinion held by certain third parties that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs.

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

The Bank is subject to various market risks, including interest rate risk and prepayment risk. The Bank realizes income primarily from the spread between interest earned on advances, MPF loans and investment securities and interest paid on debt and other liabilities, known as net interest income. The Bank's financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve. The Federal Reserve's policies, which are difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank will experience instances when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets. The Bank’s profitability and the market value of its equity are significantly affected by its ability to manage interest rate risk.

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce interest rate risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank's income. However, market movements and volatility affecting the valuation of instruments in hedging relationships can also cause income volatility in the form of hedge ineffectiveness. Should the use of derivatives be limited, with that activity being replaced with a higher volume of long-term debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

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

With respect to the Bank’s MBS and MPF portfolios, increases in interest rates may slow prepayments and extend mortgage cash flows. If the debt funding the mortgage assets matures, it could be re-issued at a higher rate and decrease the Bank's net interest income. Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank's mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time, if associated debt remains outstanding (i.e., debt overhang).

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

The Bank currently invests in Agency and other U.S. obligation MBS, which support the Bank’s mission. Prior to 2008, the Bank also had invested in private label MBS, which exposed the Bank to a higher level of credit risk relative to the other investments within the Bank’s portfolio, and resulted in credit-related OTTI losses. However, this portion of the Bank’s portfolio has continued to run off, with no new investments purchased since 2007; minimal credit-related OTTI losses were recognized in 2018. Those securities for which the Bank is recognizing recovery of OTTI may be more likely to incur a credit loss due to the nature of the accounting. The Bank cannot estimate the future amount of any additional credit losses.

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

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 4.1% of the Bank's total assets as of December 31, 2018 and approximately 6.7% of the Bank's total interest income in 2018. During 2018, the Bank purchased 71.5% of the mortgage loans from one member. This member also held 40% of the total outstanding portfolio. The loss of this member could adversely affect the Banks’ future results of operations.

In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. While the Finance Agency made a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing of their home mortgage, the program expired December 31, 2018. Other agencies have also implemented programs over the last few years aimed at preventing foreclosure. While many governmental loan modification programs are ending due to regulatory, business and customer expectations, servicers are expected to continue to offer other loan modification programs. The Bank offers a loan modification program for its MPF Program loans as well. To date, the Bank has not experienced any significant impact on its portfolio levels from the HARP program, the Bank's MPF loan modification program or other foreclosure prevention programs. However, program execution and related changes, as well as any new programs in the market may change that experience.

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

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI's obligation to provide credit enhancement, see the Mortgage Partnership Finance Program discussion in Item 1. Business, and Item 7. Management's Discussion and Analysis in this Form 10-K. See additional details regarding Supplemental Mortgage Insurance (SMI) exposure in the Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

The Bank may fail to have enough permanent capital, defined as the sum of capital stock and retained earnings, to meet its risk based capital (RBC) requirements. These requirements include components for credit risk, market risk and operational risk. Each of the Bank's investments carries a credit RBC requirement that is based on the rating of the investment. As a result, ratings downgrades or credit deterioration of individual investments would cause an increase in the total credit RBC requirement. The Bank is also required to maintain certain regulatory capital and leverage ratios, which it has done. Any violation of these requirements will result in prohibitions on stock redemptions and repurchases and dividend payments.

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

The Bank's controls and procedures may fail or be circumvented, risk management policies and procedures may be inadequate to maintain compliance and circumstances beyond the Bank's control could cause unexpected operating losses. In addition, the loss of key employees or lack of a diverse and inclusive workforce and Bank activities may have an adverse effect on the Bank's business and operations.

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

A skilled, diverse and inclusive workforce is especially important to the continued successful operation of the Bank. Failure to attract or retain this type of workforce may adversely affect the Bank's business operations. It may result in increased operating expenses (i.e., consultant expense to address new hire) and operational risks as responsibilities are transitioned between employees. The loss of a key employee or not having a diverse and inclusive workforce may also result in incremental regulatory scrutiny of the quality of the Bank's overall corporate governance.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1325 G Street, Washington, D.C. 20005; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 435 N. DuPont Highway, Dover, Delaware 19904; (4)1137 Branchton Road, Boyers, Pennsylvania 16020 and (5) 580 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, D.C. office space is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2018, the total mandatorily redeemable capital stock reflected the balance for five institutions, three of which were merged out of district and considered to be nonmembers. One institution relocated and became a member of another FHLBank at which time the membership with the Bank terminated. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed. This institution’s withdrawal was completed on January 28, 2019.

The total number of shares of capital stock outstanding as of December 31, 2018 was 40,513,425 of which members held 40,272,684 shares and nonmembers held 240,741 shares. As of February 28, 2019, a total of 295 members and nonmembers held shares of the Bank’s stock.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)	2018	2017
First quarter	$56.6	$41.6
Second quarter	56.1	42.0
Third quarter	58.8	41.9
Fourth quarter	57.6	42.5

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

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statements of Income data for 2018, 2017 and 2016, and the Condensed Statements of Condition data as of December 31, 2018 and 2017 are derived from the financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Condensed Statements of Income data for 2015 and 2014 and the Condensed Statements of Condition data as of December 31, 2016 and 2015 are derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2016 Form 10-K. The Condensed Statements of Condition data as of December 31, 2014 is derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2015 Form 10-K.

Condensed Statements of Income

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Net interest income	$470.1	$435.5	$348.9	$317.8	$283.1
Provision (benefit) for credit losses	3.1	0.2	1.2	(0.2)	(4.1)
Other noninterest income	11.0	32.2	25.0	44.5	75.6
Other expense	92.1	90.1	83.8	77.5	78.6
Income before assessments	385.9	377.4	288.9	285.0	284.2
AHP assessment (1)	38.7	37.8	28.9	28.5	28.4
Net income	$347.2	$339.6	$260.0	$256.5	$255.8

Dividends (in millions)	$229.1	$168.0	$155.0	$212.8	$103.9
Dividends per share	$6.33	$4.71	$4.65	$6.67	$3.61
Weighted average dividend rate	6.42%	4.70%	4.71%	5.22%	3.65%
Dividend payout ratio(2)	66.00%	49.46%	59.64%	82.96%	40.64%
Return on average equity	7.03%	7.17%	5.96%	6.16%	6.83%
Return on average assets	0.36%	0.35%	0.28%	0.29%	0.36%
Net interest margin (3)	0.49%	0.46%	0.38%	0.36%	0.40%
Regulatory capital ratio (4)	4.95%	4.84%	4.69%	4.60%	4.53%
GAAP capital ratio(5)	5.00%	4.94%	4.73%	4.67%	4.67%
Total average equity to average assets	5.11%	4.90%	4.72%	4.66%	5.22%
Notes:
(1)Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
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
(5) GAAP capital ratio is sum of capital stock, retained earnings and accumulated other comprehensive income (AOCI) as a percentage of total assets at period-end.

Condensed Statements of Condition

	December 31,
(in millions)	2018	2017	2016	2015	2014
Cash and due from banks	$71.3	$3,415.0	$3,587.6	$2,377.0	$2,451.1
Investments(1)	20,076.6	17,757.1	17,227.3	16,144.0	16,528.4
Advances	82,475.5	74,279.8	76,808.7	74,504.8	63,408.4
Mortgage loans held for portfolio, net	4,461.6	3,923.1	3,390.7	3,086.9	3,123.3
Total assets	107,486.5	99,663.0	101,260.0	96,329.8	85,670.5
Consolidated obligations:
Discount notes	36,896.6	36,193.3	28,500.3	42,275.5	37,057.8
Bonds	64,298.6	57,533.7	67,156.0	48,600.8	43,708.2
Total consolidated obligations	101,195.2	93,727.0	95,656.3	90,876.3	80,766.0
Deposits	387.0	538.1	558.9	686.0	641.2
Total liabilities	102,110.2	94,735.5	96,466.1	91,828.2	81,667.5
Capital stock - putable	4,027.3	3,658.7	3,755.4	3,539.7	3,041.0
Retained earnings	1,275.9	1,157.9	986.2	881.2	837.5
Total capital	5,376.3	4,927.5	4,793.9	4,501.6	4,003.0
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell and trading, AFS and HTM investment securities.

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

This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data and all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors included herein.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk in connection with advances and debt, the Bank executes interest-rate exchange agreements. Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

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

Results of Operations. The Bank’s net income for 2018 totaled $347.2 million, compared to $339.6 million in 2017. This $7.6 million increase was primarily driven by higher net interest income, partially offset by lower total other noninterest income. Net interest income was $470.1 million for 2018, an increase of $34.6 million compared to $435.5 million in 2017. Higher net interest income was primarily due to a rising interest rate environment. Noninterest income in 2018 was $11.0 million, a $21.2 million decrease compared to $32.2 million in 2017. Lower noninterest income was primarily due to net losses on investment securities and net losses on derivatives and hedging activities. For the fourth quarter of 2018, net income was

$78.2 million, a decrease of $2.7 million compared to $80.9 million in the fourth quarter of 2017. The net interest margin was 49 basis points and 46 basis points for 2018 and 2017, respectively.

Financial Condition. Advances. Advances totaled $82.5 billion at December 31, 2018, an increase of $8.2 billion compared to $74.3 billion at December 31, 2017. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio increased compared to December 31, 2017, the term of advances decreased. At December 31, 2018, approximately 54% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 58% at December 31, 2017.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. At December 31, 2018, the Bank held $9.2 billion of liquid assets compared to $10.2 billion at December 31, 2017. The Bank maintains its liquidity to meet member borrowing needs and regulatory standards and is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury and Agency securities classified as trading investments.

AFS and HTM Investments. The Bank also maintains investments classified as AFS and HTM to enhance earnings. The Bank held $10.9 billion in its investment portfolio at both December 31, 2018 and December 31, 2017.

Consolidated Obligations. The Bank's consolidated obligations totaled $101.2 billion at December 31, 2018, an increase of $7.5 billion from December 31, 2017. At December 31, 2018, bonds represented 64% of the Bank's consolidated obligations, compared with 60% at December 31, 2017. Discount notes represented 36% of the Bank's consolidated obligations at December 31, 2018 compared with 40% at year-end 2017. The overall increase in consolidated obligations is largely consistent with the change in advances and total assets.

Capital Position and Regulatory Requirements. Total capital at December 31, 2018 was $5.4 billion, compared to $4.9 billion at December 31, 2017. Total retained earnings at December 31, 2018 were $1,275.9 million, up $118.0 million from $1,157.9 million at year-end 2017 reflecting the Bank's net income for 2018 which was partially offset by dividends paid. AOCI was $73.1 million at December 31, 2018, a decrease of $37.8 million from December 31, 2017. This decrease was primarily due to changes in the fair values of securities within the AFS portfolio.

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

In February 2019, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.5% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2018.

The Bank met all of its capital requirements as of December 31, 2018, and in the Finance Agency’s most recent determination, as of September 30, 2018, the Bank was deemed "adequately capitalized."

2019 Outlook

The Bank anticipates that its members will continue to utilize advances to meet liquidity needs in 2019. Economic growth remains steady, and the Federal Reserve is in the process of normalizing the relationship between the federal funds rate and the inflation rate which may result in an increase in short-term interest rates. This increase may cause financial institutions to raise core deposit rates more rapidly and make FHLBank advances more attractive. Future opportunities and challenges may arise with potential changes in the Bank's operating landscape including various legislative actions and changes in the Bank’s regulatory compliance requirements. However, the Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities.

Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2018 totaled $347.2 million, compared to $339.6 million in 2017. This $7.6 million increase was primarily driven by higher net interest income, partially offset by lower total other noninterest income. Net interest income was $470.1 million for 2018, an increase of $34.6 million compared to $435.5 million in 2017. Higher net interest income was primarily due to a rising interest rate environment. Noninterest income in 2018 was $11.0 million, a $21.2 million decrease compared to $32.2 million in 2017. Lower noninterest income was primarily due to net losses on investment securities and net losses on derivatives and hedging activities. The Bank’s return on average equity for 2018 was 7.03% compared to 7.17% for 2017.

2017 vs. 2016. The Bank recorded net income of $339.6 million in 2017 compared to $260.0 million in 2016, an increase of $79.6 million. The increase was primarily driven by higher net interest income. The Bank’s return on average equity for 2017 was 7.17%, compared to 5.96% for 2016.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2018, 2017 and 2016.
Average Balances and Interest Yields/Rates Paid

	2018			2017			2016
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$6,985.1	$128.1	1.83	$7,382.4	$76.7	1.04	$7,109.4	$27.3	0.38
Interest-bearing deposits(2)	869.2	16.7	1.93	311.5	2.4	0.77	367.9	1.2	0.35
Investment securities(3)	11,378.7	317.1	2.79	11,702.8	254.7	2.18	11,826.2	227.6	1.93
Advances(4)	72,373.5	1,648.5	2.28	72,471.8	987.3	1.36	68,362.7	612.1	0.90
Mortgage loans held for portfolio(5)	4,193.0	151.0	3.60	3,598.0	132.6	3.69	3,186.3	117.4	3.68
Total interest-earning assets	95,799.5	2,261.4	2.36	95,466.5	1,453.7	1.52	90,852.5	985.6	1.08
Other assets(6)	818.1			1,333.6			1,528.2
Total assets	$96,617.6			$96,800.1			$92,380.7
Liabilities and capital:
Deposits (2)	$477.3	$7.9	1.65	$556.9	$4.9	0.88	$636.8	$1.7	0.27
Consolidated obligation discount notes	26,463.9	494.2	1.87	30,795.7	287.0	0.93	25,016.4	110.2	0.44
Consolidated obligation bonds(7)	64,032.7	1,288.2	2.01	60,147.2	725.9	1.21	61,523.3	524.5	0.85
Other borrowings	14.5	1.0	6.91	11.6	0.4	3.12	6.4	0.3	4.88
Total interest-bearing liabilities	90,988.4	1,791.3	1.97	91,511.4	1,018.2	1.11	87,182.9	636.7	0.73
Other liabilities	693.4			549.0			833.2
Total capital	4,935.8			4,739.7			4,364.6
Total liabilities and capital	$96,617.6			$96,800.1			$92,380.7
Net interest spread			0.39			0.41			0.35
Impact of noninterest-bearing funds			0.10			0.05			0.03
Net interest income/net interest margin		$470.1	0.49		$435.5	0.46		$348.9	0.38
Average interest-bearing assets to interest-bearing liabilities	105.3%			104.3%			104.2%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $(249.7) million, $(27.2) million and $167.4 million in 2018, 2017 and 2016, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) The allowance for credit losses and the noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(212.7) million, $(90.1) million and $17.8 million in 2018, 2017 and 2016, respectively.

Net interest income increased $34.6 million in 2018 compared to 2017 due to an increase in interest income, partially offset by an increase in interest expense. Interest-earning assets were slightly higher as increased interest-bearing deposits and mortgage loans held for portfolio were mostly offset by a lower amount of investments and decreased purchases of Federal funds sold and securities purchased under agreement to resell. The rate earned on interest-earning assets increased 84 basis points primarily due to a higher yield on advances. Interest income increased across all categories. The increase was primarily driven by an increase in interest rates. The rate paid on interest-bearing liabilities increased 86 basis points due to higher funding costs on consolidated obligations bonds and discount notes. The impact of noninterest-bearing funds increased five basis points due to higher interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2018, 2017, and 2016.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2018 Compared to 2017			2017 Compared to 2016
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(4.3)	$55.7	$51.4	$1.0	$48.4	$49.4
Interest-bearing deposits	7.8	6.5	14.3	(0.2)	1.4	1.2
Investment securities	(7.2)	69.6	62.4	(2.4)	29.5	27.1
Advances	(1.3)	662.5	661.2	38.8	336.4	375.2
Mortgage loans held for portfolio	21.5	(3.1)	18.4	15.1	0.1	15.2
Total interest-earning assets	$16.5	$791.2	$807.7	$52.3	$415.8	$468.1

Interest-bearing deposits	$(0.8)	$3.8	$3.0	$(0.2)	$3.4	$3.2
Consolidated obligation discount notes	(45.3)	252.5	207.2	30.4	146.4	176.8
Consolidated obligation bonds	49.7	512.6	562.3	(12.1)	213.5	201.4
Other borrowings	0.1	0.5	0.6	0.2	(0.1)	0.1
Total interest-bearing liabilities	$3.7	$769.4	$773.1	$18.3	$363.2	$381.5
Total increase in net interest income	$12.8	$21.8	$34.6	$34.0	$52.6	$86.6

Interest income and interest expense increased in 2018 compared to 2017. Higher rates drove the increases in both interest income and interest expense while volumes were up slightly. The rate increase was primarily due to an increase in market interest rates as the Federal funds target rate increased multiple times in 2017 and 2018.

Interest expense on the average consolidated obligations portfolio increased in 2018 compared to 2017. Rates paid on both discount notes and bonds rose due to the rise in market interest rates. An increase in average bond balances was partially offset by a decrease in average discount note balances. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

2017 vs. 2016. Interest income and interest expense both increased in 2017 compared to 2016 primarily due to a rate increase augmented by an increase in volume. Higher market rates in 2017 and an increase in advance volume, driven by demand from larger members, contributed to the increase in interest income. These were partially offset by lower advance prepayment fees in 2017. The interest expense increase was driven by higher market rates along with an increase in consolidated obligation discount note balances partially offset by a decrease in consolidate obligation bond balances.

The following table presents the average par balances of the Bank's advance portfolio for 2018, 2017 and 2016.

(in millions)
Product	2018	2017	2016
RepoPlus /Mid-Term Repo	$22,112.1	$22,248.8	$18,723.5
Core (Term)	50,486.0	50,032.3	48,988.8
Convertible Select	25.3	219.5	484.5
Total par value	$72,623.4	$72,500.6	$68,196.8

Variances in total advances shown above were driven primarily by changes in large member activity.

Interest Income Derivative Effects. The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2018, 2017 and 2016. Derivative and hedging activities are discussed below.

2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$72,373.5	$1,648.5	2.28	$1,610.2	2.22	$38.3	0.06
Mortgage loans held for portfolio	4,193.0	151.0	3.60	154.0	3.67	(3.0)	(0.07)
All other interest-earning assets	19,233.0	461.9	2.40	465.8	2.42	(3.9)	(0.02)
Total interest-earning assets	$95,799.5	$2,261.4	2.36	$2,230.0	2.33	$31.4	0.03
Liabilities:
Consolidated obligation bonds	$64,032.7	$1,288.2	2.01	$1,205.8	1.88	$82.4	0.13
All other interest-bearing liabilities	26,955.7	503.1	1.87	503.1	1.87	—	—
Total interest-bearing liabilities	$90,988.4	$1,791.3	1.97	$1,708.9	1.88	$82.4	0.09
Net interest income/net interest spread		$470.1	0.39	$521.1	0.45	$(51.0)	(0.06)

2017 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$72,471.8	$987.3	1.36	$1,020.6	1.41	$(33.3)	(0.05)
Mortgage loans held for portfolio	3,598.0	132.6	3.69	136.5	3.79	(3.9)	(0.10)
All other interest-earning assets	19,396.7	333.8	1.72	350.6	1.81	(16.8)	(0.09)
Total interest-earning assets	$95,466.5	$1,453.7	1.52	$1,507.7	1.58	$(54.0)	(0.06)
Liabilities:
Consolidated obligation bonds	$60,147.2	$725.9	1.21	$733.5	1.22	$(7.6)	(0.01)
All other interest-bearing liabilities	31,364.2	292.3	0.93	292.3	0.93	—	—
Total interest-bearing liabilities	$91,511.4	$1,018.2	1.11	$1,025.8	1.12	$(7.6)	(0.01)
Net interest income/net interest spread		$435.5	0.41	$481.9	0.46	$(46.4)	(0.05)

2016 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$68,362.7	$612.1	0.90	$714.4	1.04	$(102.3)	(0.14)
Mortgage loans held for portfolio	3,186.3	117.4	3.68	122.8	3.85	(5.4)	(0.17)
All other interest-earning assets	19,303.5	256.1	1.33	279.3	1.45	(23.2)	(0.12)
Total interest-earning assets	$90,852.5	$985.6	1.08	$1,116.5	1.23	$(130.9)	(0.15)
Liabilities:
Consolidated obligation bonds	$61,523.3	$524.5	0.85	$595.2	0.97	$(70.7)	(0.12)
All other interest-bearing liabilities	25,659.6	112.2	0.44	112.2	0.44	—	—
Total interest-bearing liabilities	$87,182.9	$636.7	0.73	$707.4	0.81	$(70.7)	(0.08)
Net interest income/net interest spread		$348.9	0.35	$409.1	0.42	$(60.2)	(0.07)
Note:
(1) Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The use of derivatives negatively impacted both net interest income and net interest spread in 2018, 2017 and 2016. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for 2018 was $3.1 million compared to $0.2 million in 2017. The increase is primarily due to a non-recurring adjustment to the MPF Plus product.

2017 vs. 2016. The provision for credit losses on mortgage loans held for portfolio and BOB loans for 2017 was $0.2 million compared to $1.2 million in 2016.

Other Noninterest Income

(in millions)	2018	2017	2016
Net OTTI losses	$(1.0)	$(1.0)	$(0.2)
Net gains (losses) on trading securities	(9.7)	2.7	(0.6)
Net realized gains from sale of AFS securities	—	—	12.6
Net gains (losses) on derivatives and hedging activities	(4.5)	4.6	(13.8)
Standby letters of credit fees	23.6	24.3	24.7
Other, net	2.6	1.6	2.3
Total other noninterest income	$11.0	$32.2	$25.0

The Bank's lower total other noninterest income for 2018 compared to 2017 was due primarily losses on trading securities and losses on derivatives and hedging activities. The activity related to derivatives and hedging activities is discussed in more detail below. The net losses on trading securities reflects the impact of fair market value changes on Agency investments held in the Bank’s trading portfolio.

2017 vs. 2016. The Bank's higher total other noninterest income for 2017 compared to 2016 was due primarily to gains on derivatives and hedging activities and gains on trading securities, partially offset by no net realized gains in 2017 from the sales of AFS securities.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, TBAs, interest rate caps and floors and swaption agreements, referred to as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives’ fair values are recorded in the Statements of Income.

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

The following tables detail the net effect of derivatives and hedging activities for 2018, 2017 and 2016.

	2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.1)	$(0.1)	$(3.0)	$(0.4)	$—	$—	$(3.6)
Net interest settlements included in net interest income (2)	38.4	(3.8)	—	(82.0)	—	—	(47.4)
Total effect on net interest income (loss)	$38.3	$(3.9)	$(3.0)	$(82.4)	$—	$—	$(51.0)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$1.3	$—	$(1.2)	$—	$—	$0.4
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	0.6	13.3	3.3	(17.8)	(0.8)	—	(1.4)
Other (3)	—	—	—	—	—	(3.5)	(3.5)
Total net gains (losses) on derivatives and hedging activities	$0.9	$14.6	$3.3	$(19.0)	$(0.8)	$(3.5)	$(4.5)
Total net effect of derivatives and hedging activities	$39.2	$10.7	$0.3	$(101.4)	$(0.8)	$(3.5)	$(55.5)

	2017
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(0.7)	$(0.1)	$(3.9)	$0.8	$—	$—	$(3.9)
Net interest settlements included in net interest income (2)	(32.6)	(16.7)	—	6.8	—	—	(42.5)
Total effect on net interest income (loss)	$(33.3)	$(16.8)	$(3.9)	$7.6	$—	$—	$(46.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.1)	$(0.8)	$—	$2.1	$—	$—	$1.2
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	2.6	(6.9)	(3.4)	11.5	(0.9)	(0.1)	2.8
Other(3)	—	$—	—	—	—	0.6	0.6
Total net gains (losses) on derivatives and hedging activities	$2.5	$(7.7)	$(3.4)	$13.6	$(0.9)	$0.5	$4.6
Total net effect of derivatives and hedging activities	$(30.8)	$(24.5)	$(7.3)	$21.2	$(0.9)	$0.5	$(41.8)

	2016
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(2.2)	$—	$(5.4)	$2.5	$—	$(5.1)
Net interest settlements included in net interest income (2)	(100.1)	(23.2)	—	68.2	—	(55.1)
Total effect on net interest income (loss)	$(102.3)	$(23.2)	$(5.4)	$70.7	$—	$(60.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$2.5	$0.3	$—	$0.5	$—	$3.3
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	(3.9)	(11.7)	(1.5)	0.1	(0.1)	(17.1)
Total net gains (losses) on derivatives and hedging activities	$(1.4)	$(11.4)	$(1.5)	$0.6	$(0.1)	$(13.8)
Total net effect of derivatives and hedging activities	$(103.7)	$(34.6)	$(6.9)	$71.3	$(0.1)	$(74.0)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract. Refer to Note 11 - Derivatives and Hedging Activities in this Form 10-K.

Fair value hedges. The Bank uses interest rate swaps to hedge a large portion of its fixed-rate advances and consolidated obligations and a small portion of its fixed rate investment securities. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). Most of these hedge relationships are subject to fair value hedge accounting treatment. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative and the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time. During 2018, the Bank recorded net gains of $0.4 million compared to net gains of $1.2 million during 2017. The total notional amount was $38.1 billion at December 31, 2018 and $30.0 billion at December 31, 2017. The increase in notional amount was driven by increases in hedged advances and hedged consolidated obligations.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives and hedging activities” financial statement line item. For economic hedges, the Bank recorded net losses of $(1.4) million in 2018 compared to net gains of $2.8 million in 2017. Differences in gain/loss movements in 2018 compared to 2017 were attributed to changes in the composition of the derivative portfolio and changes in the LIBOR/Overnight Index Swap (OIS) interest rate. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $7.7 billion at December 31, 2018 and $14.8 billion at December 31, 2017. The decrease in notional amount was driven primarily by the expiration of $5 billion of interest rate floor contracts in 2018.

2017 vs. 2016. Fair value hedges. In 2017 and 2016, total ineffectiveness related to fair value hedges resulted in net gains of $1.2 million and $3.3 million, respectively. The total notional amount increased to $30.0 billion in 2017 from $29.1 billion in 2016.

2017 vs. 2016. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded net gains of $2.8 million in 2017 compared to net losses of $(17.1) million in 2016. The net gains in 2017 were driven by gains on economic swaps hedging consolidated obligations. The net losses in 2016 were driven by losses on economic swaps hedging investments. In addition, differences in gain/loss movements in 2017 compared to 2016 were attributed to changes in the composition of the hedge portfolio and the continued flattening of the LIBOR yield curve (i.e., increasing of short- and mid-term rates). The total notional amount of economic hedges, which includes mortgage delivery commitments, was $14.8 billion and $10.6 billion at December 31, 2017 and 2016, respectively.

Other Expense

(in millions)	2018	2017	2016
Compensation and benefits	$46.3	$49.6	$45.9
Occupancy	2.9	2.7	2.8
Other	32.0	27.5	25.0
Finance Agency	5.9	5.6	5.9
Office of Finance	5.0	4.7	4.2
Total other expenses	$92.1	$90.1	$83.8

The Bank's total other expenses increased $2.0 million to $92.1 million for 2018 compared to $90.1 million for 2017. The increase was primarily due to contributions made by the Bank to its Home4Good initiative partially offset by lower voluntary contributions to the Bank’s pension plan. See additional information regarding the Home4Good initiative below.

2017 vs 2016. The Bank's total other expenses increased $6.3 million in 2017 compared to 2016. The increase was primarily due to higher compensation and benefits expenses, technology related costs, and contractual services.

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

The AHP, mandated by the Act, is the largest and primary public policy program of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations. The Bank’s contribution was $38.7 million,$37.8 million and $28.9 million for 2018, 2017 and 2016, respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2018, 2017 and 2016.

	2018	2017	2016
Funding rounds	1	1	1
Eligible applications	156	154	164
Grants	$34.2 million	$23.4 million	$23.1 million
Projects	68	52	50
Project development costs	$250.8 million	$252.9 million	$202.1 million
Units of affordable housing	1,714	1,509	1,476

In addition, the First Front Door Program (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. The FFD grants disbursed were $7.9 million, $6.4 million and $6.5 million during 2018, 2017 and 2016, respectively.

The Disaster Relief Program (DRP) is a $1.25 million program available to members to assist households affected by historic flooding in 12 West Virginia counties in 2016. The funds are a set-aside from the overall 2016 AHP subsidy pool and can be used for owner-occupied rehabilitation up to $15,000 per household or for home purchase assistance of up to $7,500 per household. The DRP grants disbursed were $225,464, $227,000, and $7,500 during 2018, 2017 and 2016, respectively.

Other Products. The CLP offers advances at low-cost (i.e., the Bank’s cost of funds), providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2018, the CLP loan balance totaled $1,191.7 million compared to $1,024.9 million at December 31, 2017, reflecting an increase of $166.8 million, or 16%.

The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. For both 2018 and 2017, the Bank made $6.0 million available, to assist small businesses through the BOB loan program.

The Bank began a new homeless initiative in 2018 called Home4Good. The Bank contributed $4.8 million to this initiative in 2018. Home4Good is designed to support activities or actions that lead to stable housing for individuals and families who are homeless or who are at risk of becoming homeless. It is offered in partnership with state housing finance agencies in Pennsylvania, West Virginia, and Delaware.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $107.5 billion at December 31, 2018, compared with $99.7 billion at December 31, 2017, an increase of $7.8 billion. The increase was primarily due to higher advances. Advances totaled $82.5 billion at December 31, 2018 compared to $74.3 billion at December 31, 2017.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations using full year average balances, was 84.6% and 83.5% for 2018 and 2017, respectively.

Advances. Advances (par) totaled $82.6 billion at December 31, 2018 compared to $74.4 billion at December 31, 2017. At December 31, 2018, the Bank had advances to 184 borrowing members, compared to 185 borrowing members at December 31, 2017. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest borrowers was effectively unchanged at 77.2% of total advances as of December 31, 2018, compared to 77.3% at December 31, 2017.

The following table provides information on advances at par by redemption terms at December 31, 2018 and December 31, 2017.

	December 31,
(in millions)	2018	2017
Fixed-rate
Due in 1 year or less (1)	$22,556.5	$19,776.3
Due after 1 year through 3 years	11,897.9	9,504.1
Due after 3 years through 5 years	4,973.7	4,074.4
Thereafter	632.6	661.9
Total par value	$40,060.7	$34,016.7

Variable-rate
Due in 1 year or less (1)	$8,813.9	$10,220.4
Due after 1 year through 3 years	17,313.0	18,788.3
Due after 3 years through 5 years	100.0	4,500.0
Thereafter	3.1	3.1
Total par value	$26,230.0	$33,511.8

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$6,115.0	$1,400.0
Due after 1 year through 3 years	9,725.0	1,790.0
Due after 3 years through 5 years	10.0	3,010.0
Total par value	$15,850.0	$6,200.0

Other (3)
Due in 1 year or less	$147.1	$210.2
Due after 1 year through 3 years	161.0	160.5
Due after 3 years through 5 years	75.0	115.8
Thereafter	73.8	168.9
Total par value	$456.9	$655.4
Total par balance	$82,597.6	$74,383.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2018 or December 31, 2017.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during the twelve months ended 2018 and 2017. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and CFI (under $1.2 billion).

	December 31,
Member Classification	2018	2017
Large	7	7
Regional	17	13
Mid-size	29	28
CFI (1)	177	189
Insurance	17	13
Total borrowing members during the period	247	250
Total membership	291	298
Percentage of members borrowing during the period	84.9%	83.9%
Note:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The following table provides information at par on advances by member classification at December 31, 2018 and December 31, 2017.

(in millions)	December 31, 2018	December 31, 2017
Member Classification
Large	$63,675.0	$57,480.0
Regional	8,835.7	7,691.5
Mid-size	4,062.9	4,157.6
CFI	3,739.0	3,528.2
Insurance	1,783.2	1,512.7
Non-member	501.8	13.9
Total	$82,597.6	$74,383.9

As of December 31, 2018, total advances increased 11.0% compared with balances at December 31, 2017. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2018.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses was $4.5 billion and $3.9 billion at December 31, 2018 and December 31, 2017, respectively. The increase in 2018 was driven by the activity of one PFI which represented $690.0 million, or 71.5%, of 2018 purchases.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for years 2014 through 2018 was immaterial for both the Bank’s mortgage loans and BOB loans. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2018	2017	2016	2015	2014
Advances(1)	$82,475.5	$74,279.8	$76,808.7	$74,504.8	$63,408.4
Mortgage loans held for portfolio, net(2)	4,461.6	3,923.1	3,390.7	3,086.9	3,123.3
Nonaccrual mortgage loans(3)	16.6	22.8	26.6	32.5	44.6
Mortgage loans 90 days or more delinquent and still accruing interest(4)	4.1	4.8	4.0	4.2	6.8
BOB loans, net	17.3	14.1	12.3	11.3	11.6
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

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2018, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.4% of the MPF Original portfolio and 2.2% of the MPF Plus portfolio compared with 0.6% and 2.6%, respectively, at December 31, 2017. The MPF 35 portfolio delinquency remains minimal at 0.02% and 0.01% as of December 31, 2018, and as of December 31, 2017, respectively.

Allowance for Credit Losses (ACL).  The Bank has not incurred any losses on advances since its inception in 1932. Due to the collateral held as security and the repayment history for advances, specifically in cases where a member fails, management has determined that a zero ACL for advances is supportable under GAAP. This assessment also includes letters of credit, which have the same collateral requirements as advances. For additional information, see discussion regarding collateral policies and standards on the advances portfolio in the Advance Products and Collateral discussion in Item 1. Business in this Form 10-K.

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

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2014 through 2018.

(in millions)	2018	2017	2016	2015	2014
Balance, beginning of year	$6.0	$6.2	$5.7	$7.3	$11.4
(Charge-offs) Recoveries, net	(1.3)	(0.1)	(0.2)	(0.8)	0.3
Provision (benefit) for credit losses	2.6	(0.1)	0.7	(0.8)	(4.4)
Balance, end of year	$7.3	$6.0	$6.2	$5.7	$7.3
As a % of mortgage loans held for portfolio	0.2%	0.2%	0.2%	0.2%	0.2%

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2018 and December 31, 2017.

	MPF CE structure December 31, 2018		ACL December 31, 2018
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$5.4	$80.0	$4.5	$(1.2)	$(2.9)	$0.4
MPF 35	7.0	74.3	0.3	—	(0.3)	—
MPF Plus	16.5	7.6	8.9	—	(2.0)	6.9
Total	$28.9	$161.9	$13.7	$(1.2)	$(5.2)	$7.3

	MPF CE structure December 31, 2017		ACL December 31, 2017
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$4.9	$78.7	$6.0	$(1.1)	$(4.4)	$0.5
MPF 35	4.2	38.0	0.2	—	(0.2)	—
MPF Plus	16.9	10.0	9.5	—	(4.0)	5.5
Total	$26.0	$126.7	$15.7	$(1.1)	$(8.6)	$6.0

The ACL on mortgage loans increased $1.3 million during 2018. The increase is primarily due to a non-recurring adjustment to the MPF Plus product. The ACL associated with MPF Original remained consistent, and the ACL associated with the MPF 35 program remained zero due to the nature of its credit structure and performance.

During the third and fourth quarters of 2018, significant hurricanes (Florence and Michael) impacted the southeastern coast of the United States. The Bank has analyzed the potential impact that the damage related to these hurricanes might have on the Bank’s mortgage loans held for portfolio. Based on the information available, the Bank does not anticipate any related losses to be material. The Bank continues to evaluate the impact of the hurricane and if additional information becomes available indicating that any of the Bank's mortgage loans have been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.

Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The Bank held $2.9 million and $3.9 million of REO at December 31, 2018 and December 31, 2017, respectively.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank reduced its holdings of cash by nearly $3.3 billion at December 31, 2018 compared to December 31, 2017, as a result of opportunities to invest cash. The sum of the Bank’s interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell increased by approximately $1.4 billion from December 31, 2017. U.S. Treasury securities are now a source of liquidity under the recent Finance Agency liquidity requirements and the Bank invested approximately $1.0 billion in these securities. The remainder of the investment portfolio saw a significant increase in the HTM category, including certificates of deposit of $525.0 million and GSE single-family MBS of $743.3 million at December 31, 2018 compared to December 31, 2017. These increases were partially offset by a $1.0 billion decrease in GSE and TVA investments in the AFS portfolio in 2018. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2018	2017	2016
Trading securities:
Non-MBS:
U.S. Treasury obligations	$997.1	$—	$—
Mutual funds (1)	—	9.7	7.1
GSE and Tennessee Valley Authority (TVA) obligations	284.0	389.6	388.1
Total trading securities	$1,281.1	$399.3	$395.2
AFS securities:
Mutual funds (1)	$—	$2.0	$2.0
GSE and TVA obligations	1,785.3	2,820.8	3,183.2
State or local agency obligations	245.9	269.4	236.4
MBS:
U.S. obligations single-family MBS	218.5	179.3	216.4
GSE single-family MBS	2,581.5	2,665.8	3,213.2
GSE multifamily MBS	2,605.5	2,582.6	1,512.9
Private label residential MBS	409.6	524.5	674.0
Total AFS securities	$7,846.3	$9,044.4	$9,038.1
HTM securities:
Certificates of deposit	$700.0	$175.0	$400.0
State or local agency obligations	102.7	122.4	131.9
MBS:
U.S. obligations single-family MBS	325.2	424.4	583.5
GSE single-family MBS	899.9	156.6	212.1
GSE multifamily MBS	853.0	726.0	843.2
Private label residential MBS	205.2	278.7	395.4
Total HTM securities	$3,086.0	$1,883.1	$2,566.1
Total investment securities	$12,213.4	$11,326.8	$11,999.4
Note:
(1) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 2 in this Form 10-K.

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2018. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Non-MBS:
U.S. Treasury obligations	$997.1	$—	$—	$—	$997.1
GSE and TVA obligations	59.5	—	159.2	65.3	284.0
Total trading securities	$1,056.6	$—	$159.2	$65.3	$1,281.1
Yield on trading securities	2.37%	—%	3.20%	3.12%	2.51%
AFS securities:
GSE and TVA obligations	$334.4	$440.3	$656.4	$354.2	$1,785.3
State or local agency obligations	—	1.0	7.6	237.3	245.9
MBS:
U.S. obligations single-family MBS	—	—	—	218.5	218.5
GSE single-family MBS	—	7.5	172.3	2,401.7	2,581.5
GSE multifamily MBS	63.2	623.1	1,812.1	107.1	2,605.5
Private label residential MBS	—	—	—	409.6	409.6
Total AFS securities	$397.6	$1,071.9	$2,648.4	$3,728.4	$7,846.3
Yield on AFS Securities	1.65%	2.79%	2.82%	3.44%	3.05%
HTM securities:
Certificates of deposit	$700.0	$—	$—	$—	$700.0
State or local agency obligations	—	—	37.0	65.7	102.7
MBS:
U.S. obligations single-family MBS	—	97.2	—	228.0	325.2
GSE single-family MBS	—	1.4	33.7	864.8	899.9
GSE multifamily MBS	22.3	603.8	226.9	—	853.0
Private label residential MBS	0.6	—	—	204.6	205.2
Total HTM securities	$722.9	$702.4	$297.6	$1,363.1	$3,086.0
Yield on HTM securities	2.76%	3.14%	3.65%	3.51%	3.27%
Total investment securities	$2,177.1	$1,774.3	$3,105.2	$5,156.8	$12,213.4
Yield on investment securities	2.37%	2.93%	2.92%	3.46%	3.05%
Interest-bearing deposits	$2,123.2	$—	$—	$—	$2,123.2
Federal funds sold	4,740.0	—	—	—	4,740.0
Securities purchased under agreements to resell	1,000.0	—	—	—	1,000.0
Total investments	$10,040.3	$1,774.3	$3,105.2	$5,156.8	$20,076.6

As of December 31, 2018, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Fannie Mae	$4,189.8	$4,198.2
Freddie Mac	3,034.3	3,041.6
Federal Farm Credit Banks	1,704.2	1,704.2
U.S. Treasury	997.1	997.1
Total	$9,925.4	$9,941.1
For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2018 decreased to $387.0 million from $538.1 million at December 31, 2017. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 1.65%, 0.88% and 0.26% during 2018, 2017 and 2016, respectively.

Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2018 and 2017, excess deposit reserves were $84.6 billion and $79.6 billion, respectively.

Time Deposits. At December 31, 2018 and December 31, 2017, the Bank had no time deposits.

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $101.2 billion at December 31, 2018, an increase of $7.5 billion from December 31, 2017. At December 31, 2018, the Bank’s consolidated obligation bonds outstanding increased to $64.3 billion compared to $57.5 billion at December 31, 2017. Discount notes outstanding at December 31, 2018 increased slightly to $36.9 billion from $36.2 billion at December 31, 2017. The increases in consolidated obligations reflect the increase in advances at year end.

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

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. For additional information on the Bank’s consolidated obligations, refer to Note 14 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2018	2017	2016	2018	2017	2016
Outstanding at the end of the period	$36,985.0	$36,253.2	$28,529.6	$14,301.0	$15,030.0	$32,270.5
Weighted average rate at end of the period	2.36%	1.24%	0.51%	2.34%	1.32%	0.63%
Daily average outstanding for the period	$26,532.8	$30,843.8	$25,041.2	$19,216.4	$21,608.3	$26,424.7
Weighted average rate for the period	1.85%	0.92%	0.42%	1.84%	0.85%	0.52%
Highest outstanding at any month-end	$36,985.0	$39,803.1	$36,148.8	$26,069.4	$31,562.4	$32,276.0

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2018.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$64,368.4	$37,281.4	$17,986.0	$4,536.5	$4,564.5
Discount notes	36,985.0	36,985.0	—	—	—
Mandatorily redeemable capital stock	24.1	0.3	3.8	20.0	—
Operating leases:
Premises & Equipment	12.9	2.1	4.2	4.0	2.6
Pension and post-retirement contributions	16.8	2.6	2.3	2.4	9.5
Total	$101,407.2	$74,271.4	$17,996.3	$4,562.9	$4,576.6
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2018, the Bank was obligated to fund approximately $11.0 million in additional advances and BOB loans, $17.4 million of mortgage loans and to issue $780.4 million in consolidated obligations. In addition, the Bank had $20.3 billion in outstanding standby letters of credit as of December 31, 2018. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the Bank, is jointly and severally liable for the FHLBank System’s consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. Refer to the Liquidity and Funding Risk section in Item 7. Management’s Discussion and Analysis for FHLBank System consolidated obligations. For additional information on the Bank’s commitments and contingencies, refer to Note - 20 in this Form 10-K.

Capital and Retained Earnings. The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2018		December 31, 2017
Commercial banks	146	$3,629.2	155	$3,259.3
Savings institutions	58	197.9	60	207.1
Insurance companies	29	131.6	28	130.0
Credit unions	56	68.2	53	62.0
CDFIs	2	0.4	2	0.3
Total member institutions / total GAAP capital stock	291	$4,027.3	298	$3,658.7
Mandatorily redeemable capital stock		24.1		5.1
Total capital stock		$4,051.4		$3,663.8

The total number of members as of December 31, 2018 decreased by seven members compared to December 31, 2017. The Bank added five new members and lost 12 members. Two members merged with other institutions outside of the Bank's district, and ten members merged with other institutions within the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2018 and December 31, 2017.

(dollars in thousands)	December 31, 2018		December 31, 2017
Member(1)	Capital Stock	% of Total	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$947,375	23.4%	$910,400	24.8%
Ally Bank, Midvale, UT	903,532	22.3	745,387	20.3
Chase Bank USA, N.A., Wilmington, DE	537,156	13.3	589,254	16.1
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $555.0 million as of December 31, 2018. The Bank’s retained earnings were $1,275.9 million at December 31, 2018.

Retained earnings increased $118.0 million to $1,275.9 million at December 31, 2018, compared to $1,157.9 million at December 31, 2017. The increase in retained earnings during 2018 reflected net income that was partially offset by $229.1 million of dividends paid. Total retained earnings at December 31, 2018 included unrestricted retained earnings of $924.0 million and restricted retained earnings (RRE) of $351.9 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2018 and 2017.

	2018
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$660.5	$592.0	$553.0	$455.9
Interest expense	537.2	471.9	435.9	346.3
Net interest income	123.3	120.1	117.1	109.6
Provision for credit losses	0.3	—	0.4	2.4
Net interest income after provision for credit losses	123.0	120.1	116.7	107.2
Other noninterest income (loss):
Net OTTI losses	(0.6)	—	(0.1)	(0.3)
Net gains (losses) on investment securities	4.7	(3.0)	(2.7)	(8.7)
Net gains (losses) on derivatives and hedging activities	(20.5)	7.8	4.1	4.1
Other, net	6.1	7.2	6.3	6.6
Total other noninterest income (loss)	(10.3)	12.0	7.6	1.7
Other expense	25.8	22.6	22.5	21.2
Income before assessments	86.9	109.5	101.8	87.7
AHP assessment	8.7	11.0	10.2	8.8
Net income	$78.2	$98.5	$91.6	$78.9

	2017
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$403.4	$392.5	$348.5	$309.3
Interest expense	295.9	283.2	238.1	201.0
Net interest income	107.5	109.3	110.4	108.3
Provision (benefit) for credit losses	0.2	0.1	(0.1)	—
Net interest income after provision (benefit) for credit losses	107.3	109.2	110.5	108.3
Other noninterest income (loss):
Net OTTI losses	(0.3)	—	—	(0.7)
Net gains (losses) on investment securities	(5.2)	0.3	5.3	2.3
Net gains (losses) on derivatives and hedging activities	5.0	(0.5)	(4.3)	4.4
Other, net	6.5	6.7	6.0	6.7
Total other noninterest income	6.0	6.5	7.0	12.7
Other expense	23.4	22.5	19.7	24.5
Income before assessments	89.9	93.2	97.8	96.5
AHP assessment	9.0	9.3	9.8	9.7
Net income	$80.9	$83.9	$88.0	$86.8

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

	December 31,
(in millions)	2018	2017
Permanent capital:
Capital stock (1)	$4,051.4	$3,663.8
Retained earnings	1,275.9	1,157.9
Total permanent capital	$5,327.3	$4,821.7

RBC requirement:
Credit risk capital	$375.7	$390.4
Market risk capital	577.1	418.9
Operations risk capital	285.9	242.8
Total RBC requirement	$1,238.7	$1,052.1
Excess permanent capital over RBC requirement	$4,088.6	$3,769.6
Note:
(1) Capital stock includes mandatorily redeemable capital stock.
The total RBC requirement increased in 2018, mainly related to the change in the market risk capital component as discussed below. Total permanent capital increased in 2018 due to increases in capital stock as a result of higher advances and retained earnings. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

During the fourth quarter of 2018, the Finance Agency published a final capital rule which will become effective on January 1, 2020. The rule amended the RBC regulation, including the methods and percentage charges used to determine the RBC requirement. The Finance Agency has also issued a related Advisory Bulletin which revises the market risk scenario methodology and significantly lessens the influence of the level of rates on the scenarios under the current requirements. The Advisory Bulletin, which was originally effective for RBC reporting beginning with the fourth quarter of 2018, has been deferred to align with the effective date of the final capital rule.

On December 13, 2018, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2018. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2018.

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

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of several hundred historical market interest rate scenarios are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1% (i.e., a 99% confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement. The increase in the market risk component in 2018 compared to 2017 was primarily a result of an increase in floating rate debt outstanding and an increase in the severity of the scenarios modeled as a result of higher short-term interest rates.

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

The Bank evaluates AFS and HTM securities in an unrealized loss position (i.e., impaired securities) for OTTI on a quarterly basis. For its private label residential MBS, the Bank employs models to determine the cash flows that it is likely to collect. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which is based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

The modeling assumptions are developed through the FHLBanks’ OTTI Governance Committee, which is responsible for reviewing and approving the key assumptions. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on a sample of securities to ensure that the OTTI analysis produces consistent results among the FHLBanks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the impacted FHLBanks will consult on the financial results.

During each quarter of 2018, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed under a more stressful housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of December 31, 2018. The more stressful scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 7.

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank bases the allowance for credit losses on management’s estimate of loan losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date taking into consideration CE structure of the MPF Program. For impaired collateral-dependent loans, the Bank estimates the loss based upon the fair value of the underlying collateral as determined by a third-party automated valuation model (AVM), adjusted based on the amount historically received by the Bank on liquidations, less estimated selling costs. For the remainder of the portfolio, the Bank estimates the probability of default and loss given default based on the actual 12 month historical performance of the Bank’s mortgage loans. Actual probability of default is determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default is determined based on realized losses incurred on the sale of mortgage loan collateral.

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

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2018 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Final Rule on FHLBank Capital Requirements. On January 4, 2019, the Finance Agency issued a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the Bank calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that the Bank establish and use its own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the Finance Agency in 2018 (see “Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance” below).

The Bank does not expect this rule to materially impact its financial condition or results of operations.

Final Rule on Golden Parachute and Indemnification Payments. On December 20, 2018, the Finance Agency issued a final rule, effective January 22, 2019, on golden parachute and indemnification payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the OF to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent. The final rule amendments:

•
focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing; and

•	revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach.

The Bank does not expect this rule to materially impact its financial condition or results of operations.

Final Rule Amending AHP Regulations. On November 28, 2018, the Finance Agency issued a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBanks’ AHP.  The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows the Bank to create multiple pools of competitive funds in order to target specific affordable housing needs in its district. The final rule amendments also:

•	revise the scoring criteria to create different and new scoring priorities;

•	remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	modify the requirements for remediating AHP noncompliance;

•	prohibit the Board from delegating approval of AHP strategic policy decisions to a committee; and

•	further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020. The Bank does not expect this rule to materially impact its financial condition or results of operations.

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

The rule also outlines the process the Board must undergo prior to making a permitted payment related to expenses of defending an action. The rule became effective November 5, 2018. The Bank does not expect the rule to materially impact its financial condition or results of operations.

Finance Agency Proposed Rule on Housing Goals. On November 2, 2018, the Finance Agency published a proposed rule that would amend the existing FHLBank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

•	eliminate the $2.5 billion AMA mortgage purchase volume threshold that triggers the application of housing goals;

•
establish the target level for the new prospective AMA mortgage purchase housing goal at 20% of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75% of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80% of the area median income;

•
establish a goal that 50% of AMA program users meet the definition of “small members” whose assets do not exceed the “community financial institution” asset cap, which under Finance Agency regulations is currently $1.199 billion; and

•	allow the FHLBanks to request Finance Agency approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

The Bank submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019. The Bank continues to evaluate the proposed rule but does not expect this rule, if adopted as proposed, to materially impact its financial condition or results of operation.

Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance. On August 23, 2018, the Finance Agency issued an Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB) that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and letters of credit for members. The Liquidity Guidance AB rescinds the 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.

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

With respect to base case liquidity, the Finance Agency revised previous guidance that required the Bank to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, the Bank is required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that the Bank should maintain a liquidity reserve of between 1% and 20% of its outstanding standby letter of credit commitments.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20%) and one-year (-25% to -35%) maturity horizons. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to the Bank’s core mission achievement calculation. Portions of the Liquidity Guidance AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019. The Liquidity Guidance AB may require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets. Further, the Bank’s cost of funding may increase if it were required to achieve the appropriate funding gap with longer-term funding. The Bank does not expect the changes to have a material impact on its financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On December 19, 2018, the FDIC issued a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits - deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits - from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

The Bank continues to evaluate the potential impact of the final rule, but currently does not expect the rule to materially impact its financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Office of the Comptroller of the Currency (OCC), Federal Reserve Board, FDIC, Farm Credit Administration and Finance Agency Final Rule on Margin and Capital Requirements for Covered Swap Entities. On October 10, 2018, the OCC, Federal Reserve Board, FDIC, Farm Credit Administration, and the Finance Agency issued a final rule, effective November 9, 2018, that amended each agency’s rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the Federal Reserve Board’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, Federal Reserve Board and FDIC require their respective regulated entities to amend covered QFCs to limit a regulated entity’s counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

The Bank does not expect this rule to materially impact its financial condition or results of operations.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System. On August 6, 2018, the Federal Reserve Board published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and, if applicable, (in certain cases) economically interdependent entities in excess of 25% of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve Board will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply. The Bank does not expect the rule to materially impact its financial condition or results of operations.

OCC, Federal Reserve Board, and FDIC Proposed Rule on Changes to Applicability Thresholds for Regulatory Capital and Liquidity Requirements. On October 31, 2018, the OCC, the Federal Reserve Board and the FDIC issued a proposed rule that would establish risk-based categories for determining applicability of requirements under the regulatory capital rule, the liquidity coverage ratio rule, and the proposed net stable funding ratio rule for large U.S. banking organizations. Comments were due on January 22, 2019. The proposed rule establishes four categories of standards and applies tailored capital and liquidity requirements for banking organizations subject to each category. Organizations in the lowest risk category, those with $100 billion to $250 billion in total consolidated assets (Category IV), would no longer be subject to standardized liquidity requirements. Organizations in the next lowest risk category, those with $250 billion or more in total consolidated assets that are not “global systemically important banking organizations” (GSIBs) (Category III), would be subject to reduced liquidity requirements equivalent to between 70% and 85% of the currently required liquidity coverage ratio. Organizations in the highest risk categories, those with $700 billion or more in total consolidated assets (Category II) and GSIBs (Category I), would continue to be subject to existing capital and liquidity requirements. These changes could result in reduced advance levels for the Bank.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, business risk and various forms of operational and technology risk, in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user computing tools, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends including those described in Item 1A. Risk Factors in this Form 10-K.

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

The MV/CS ratio was 134.0% at December 31, 2018 and 136.3% at December 31, 2017. The decrease was primarily due to the increase in capital stock as a result of higher advances which was partly offset by the growth in retained earnings.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with FFIEC and Finance Agency guidance. According to policy, the Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless certain mitigating factors are met. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCR each quarter and provide periodic certification that they comply with the FFIEC guidance. See the

Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for specific requirements regarding subprime and nontraditional loan collateral.

Results of the Finance Agency Stress Tests Severely Adverse Scenario. The Finance Agency requires the FHLBanks to conduct annual stress testing to determine whether the FHLBanks have the capital necessary to absorb losses under adverse economic conditions. The FHLBanks must also consider the results when making changes to capital structure; when assessing exposures, concentrations, and risk positions; and in improving overall risk management. The Finance Agency provides the inputs and key assumptions, and the results should not be viewed as a forecast of expected likely outcomes of future results. Results were projected over a nine-quarter period from the first quarter of 2018 to the first quarter of 2020, starting with December 31, 2017 balances.

In addition, the FHLBanks are required to disclose the results of the severely adverse stress test scenario. The Bank disclosed on its website the results of the severely adverse stress test scenario on November 15, 2018. The Bank's severely adverse stress test scenario results demonstrated capital adequacy as projected regulatory capital and leverage capital ratios exceeded regulatory requirements. The Bank regularly uses stress tests including those required by the Dodd-Frank Act in capital planning to measure the exposure to material risks and to evaluate the adequacy of capital resources available to absorb potential losses arising from those risks.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by the Bank’s model risk management department, which is separate from the model owner. These model validations may include third-party specialists when appropriate. The model validations are supplemented by performance monitoring by the model owner which is reported to the Bank’s model risk management department. In addition, the Bank benchmarks model-derived fair values to those provided by third-party services or alternative internal valuation models. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analysis, as well as any changes to the valuation methodologies and inputs, are reported to the Bank’s Asset/Liability Committee ALCO (or subcommittee of) which is responsible for overseeing market risk.

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

The following table presents the Bank's duration of equity exposure at December 31, 2018 and December 31, 2017. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented. The "down 100 basis point" scenario results became meaningful during the first quarter of 2018 due to an increase in short term interest rates and therefore is only presented for December 31, 2018.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2018	(0.3)	0.1	0.3	0.5
December 31, 2017	n/a	0.0	0.2	0.6

Duration of equity changes in 2018 were minimal. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. ROE spread is defined as the Bank's return on average equity, including capital stock and retained earnings, in excess of the average of 3-month LIBOR. ROE spread volatility is a measure of the variability of the Bank’s projected ROE spread in response to shifts in interest rates and represents the change in ROE spread compared to an ROE spread that is generated by the Bank in its base forecasting scenario. ROE spread volatility is measured over a rolling forward 12 month period for selected interest rate scenarios and excludes the income sensitivity resulting from mark-to-market changes which are separately described below.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2018	(1)	(16)	(15)	23	23
December 31, 2017	(13)	n/a	(8)	2	(10)

Changes in ROE spread volatility in 2018 primarily reflect the impact of balance sheet management actions (e.g. funding decisions). For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2018 and December 31, 2017.

Mark-to-Market Risk. The Bank measures earnings risk associated with certain mark-to-market positions, including economic hedges. This framework measures forward-looking, scenario-based exposure based on interest rate and volatility shocks that are applied to any existing transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. In addition, the Bank’s Capital Markets and Corporate Risk Management departments monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis. The Bank's ALCO monitors mark-to-market risk through a daily exposure guideline and quarterly profit/loss reporting trigger.

Derivatives and Hedging Activities. Members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The

Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate derivatives. The Bank’s general practice is to simultaneously execute interest rate swaps or other derivative transactions when extending term and option-embedded advances and/or issuing liabilities to convert the instruments’ cash flows to a floating-rate that is indexed to LIBOR or OIS. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members’ capital investment.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2018 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$17.1
		Economic	1.2
Subtotal - advances			$18.3

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$1.3
		Economic	1.8
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.4
Subtotal - investments			$4.5

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.4

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$14.6
		Economic	1.0
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	4.9
		Economic	0.6
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	0.2
		Economic	0.2
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Economic	0.6
Subtotal - consolidated obligation bonds			$22.1

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$0.5
Total notional amount			$45.8
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At December 31, 2018, aggregate TCE was $104.4 billion, comprised of approximately $82.6 billion in advance principal outstanding, $21.4 billion in letters of credit (including forward commitments), $10.5 million in advance commitments and $413.6 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At December 31, 2018 and 2017, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five members with respect to their TCE at December 31, 2018.

	December 31, 2018
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$24,412.1	23.4%
Ally Bank, UT (2)	21,875.1	21.0
Chase Bank USA, National Association, DE	13,022.4	12.5
TD Bank, National Association, DE	10,017.1	9.6
Santander Bank, National Association, DE (3)	5,552.4	5.3
	74,879.1	71.8
Other financial institutions	29,517.9	28.2
Total TCE outstanding	$104,397.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2018.

	December 31, 2018
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$21,825.0	26.4%
PNC Bank, National Association, DE (2)	21,500.0	26.0
Chase Bank USA, National Association, DE	13,000.0	15.7
Santander Bank, National Association, DE (3)	4,850.0	5.9
BNY Mellon, National Association, PA	2,550.0	3.1
	63,725.0	77.1
Other borrowers	18,872.6	22.9
Total advances	$82,597.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) Santander Bank, N.A., is a subsidiary of Banco Santander, which is located in Spain.

The average 2018 balances for the five largest borrowers totaled $55.1 billion, or 75.9% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit, as of December 31, 2018 and December 31, 2017. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	December 31, 2018	December 31, 2017
Letters of credit:
Public unit deposit	$20,250.6	$18,948.8
Other	—	17.1
Total (1)	$20,250.6	$18,965.9
Notes:
(1) For December 31, 2018 and December 31, 2017 respectively, excludes approved requests to issue future standby letters of credit of $75.3 million and $44.1 million; also excludes available master standby letters of credit of $1,049.4 million and $676.3 million at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.1 billion or 59.8% of the total amount. At December 31, 2017, $12.2 billion or 64.2% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE in accordance with the most recent version of the Member Products Policy which was updated in October 2018. The Bank periodically reviews the collateral pledged by members or affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

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

The Bank uses a QCR that is designed to provide timely, detailed collateral information. Depending on a member’s credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is designed to strengthen the Bank’s collateral analytical review procedures. The output of the QCR is a member’s loan-based

MBC. For the small number of members who opt out of QCR filing, MBC is calculated by the Bank, based on the member’s regulatory filing data. For such members, final MBC is established at 20% of the aggregate weighted collateral value. Such members are required to file an Annual Collateral Certification Report.

The Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless there are other mitigating factors, including a LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation and FICO score is at least 600), and one of the following: (1) a debt-to-income ratio of 35% (50% if loan level data is provided and FICO score is at least 600) or less; or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). Loans which do not have the mitigating factors described above are not included in a member’s MBC. For loans identified as low FICO with mitigating factors and for those in which no FICO score is available, a reduced collateral weighting ranging from 50-75%, depending on pledging and delivery status, will apply. The Bank allows nontraditional residential mortgage loans to be included in collateral and used to determine a member’s MBC.

A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO (with acceptable mitigating factors), missing (unknown) FICO score loans and nontraditional loans and securities. A limit of 25% has also been established for total Bank-wide exposure related to nontraditional, subprime and low FICO whole mortgage loans acquired through the Bank’s MPF program, and the Bank’s MBS investment portfolio.

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-80% depending on pledging and delivery status. At December 31, 2018, less than 12% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2018, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $4.1 billion, or 4.9% of total par value of loans outstanding. Eligible expanded collateral represented 7.5% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

The following table summarizes average lending values assigned to various types of collateral which are part of the Bank’s Member Products Policy. The reported range of effective lending values applied to collateral may be impacted by collateral adjustments applied to individual members. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Collateral Type	Standard Weighting (1)	Range of Effective Lending Values Applied to Collateral (2)	Combined Average Lending Value

Blanket Lien (4) (5)
Single-family mortgage loans (3)	80%	60-85%	80%
Multi-family mortgage loans	75%	65-85%	80%
Home equity loans/lines of credit	60%	60-85%	70%
CFI collateral	60%	50-70%	64%
Commercial real estate loans	70%	55-80%	75%
Other loan collateral (farmland)	70%	N/A	N/A

Delivered (5)
FHLBank deposits	100%	100%	100%
U.S. government /U.S. Treasury/U.S. Agency securities and notes, REFCORP bonds	97%	90-97%	96%
U.S. Treasury Strips (interest-only and principal-only)	90%	90%	90%
State and local government securities (municipal) (rated A/AA/AAA)	88/90/92%	88-92%	86%
U.S. Agency MBS and CMOs	95%	95%	95%
Private label MBS and CMOs (rated A/AA/AAA)	70/75/85%	65-85%	81%
Commercial MBS (rated A/AA/AAA)	70/75/85%	70-85%	80%
Single-family mortgage loans (3)	70%	50-70%	59%
Multi-family mortgage loans	65%	65%	65%
Home equity loans/lines of credit	50%	50%	50%
CFI collateral	50%	50-60%	60%
Commercial real estate loans	60%	60%	60%
Other loan collateral (farmland)	60%	N/A	N/A
Notes:
(1) Represents the Bank's standard collateral weighting percentages.
(2) Effective lending value in excess of standard weighting is due to one or more large borrowing members utilizing the Bank’s market-value based collateral weighting program. This program permits a lending value in excess of the standard weighting.

(3) Includes nontraditional loans, loans with unknown FICO scores, and low FICO loans with mitigating factors, which all receive a lower collateral weighting.
(4) Includes QCR filer, full collateral delivery policy reasons and market valuation.
(5) Includes specific pledge loans and specific pledge delivered securities.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2018 and December 31, 2017.

	December 31, 2018
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$84,382.9	40.7%	$20,917.0	92.4%	$14.3	1.1%	$105,314.2	45.5%
High quality investment securities	11,484.7	5.5	1,719.3	7.6	1,252.5	97.1	14,456.5	6.2
ORERC/ CFI eligible collateral	92,568.1	44.6	—	—	23.5	1.8	92,591.6	40.0
Multi-family residential mortgage loans	19,173.1	9.2	—	—	0.1	—	19,173.2	8.3
Total eligible collateral value	$207,608.8	100.0%	$22,636.3	100.0%	$1,290.4	100.0%	$231,535.5	100.0%
Total TCE	$86,398.3	82.8%	$16,986.0	16.2%	$1,012.7	1.0%	$104,397.0	100.0%
Number of members	193	88.5%	12	5.5%	13	6.0%	218	100.0%

	December 31, 2017
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$78,657.2	39.2%	$24,665.6	93.7%	$4.7	0.7%	$103,327.5	45.4%
High quality investment securities	10,080.7	5.0	1,651.1	6.3	684.9	95.7	12,416.7	5.5
ORERC/ CFI eligible collateral	92,192.4	46.1	—	—	24.8	3.5	92,217.2	40.5
Multi-family residential mortgage loans	19,507.9	9.7	—	—	0.8	0.1	19,508.7	8.6
Total eligible collateral value	$200,438.2	100.0%	$26,316.7	100.0%	$715.2	100.0%	$227,470.1	100.0%
Total TCE	$76,914.8	81.5%	$17,132.0	18.1%	$373.2	0.4%	$94,420.0	100.0%
Number of members	200	89.2%	10	4.5%	14	6.3%	224	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2018 and December 31, 2017 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2018(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,117.8	$—	$—	$—	$2,117.8
Securities purchased under agreements to resell	—	—	—	—	1,000.0	—	1,000.0
Federal funds sold	—	1,000.0	3,590.0	150.0	—	—	4,740.0
Total money market investments	—	1,000.0	5,707.8	150.0	1,000.0	—	7,857.8
Investment securities:
U.S. Treasury obligations	—	997.1	—	—	—	—	997.1
Certificates of deposit	—	200.0	500.0	—	—	—	700.0
GSE and TVA obligations	—	2,069.3	—	—	—	—	2,069.3
State or local agency obligations	25.4	323.2	—	—	—	—	348.6
Total non-MBS	25.4	3,589.6	500.0	—	—	—	4,115.0
U.S. obligations single-family MBS	—	543.7	—	—	—	—	543.7
GSE single-family MBS	—	3,481.4	—	—	—	—	3,481.4
GSE multifamily MBS	—	3,458.5	—	—	—	—	3,458.5
Private label residential MBS	—	40.9	53.0	47.5	197.4	276.0	614.8
Total MBS	—	7,524.5	53.0	47.5	197.4	276.0	8,098.4
Total investments	$25.4	$12,114.1	$6,260.8	$197.5	$1,197.4	$276.0	$20,071.2

	December 31, 2017 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$275.0	$—	$—	$—	$275.0
Securities purchased under agreements to resell	—	—	—	—	500.0	—	$500.0
Federal funds sold	—	2,650.0	3,000.0	—	—	—	5,650.0
Total money market investments	—	2,650.0	3,275.0	—	500.0	—	6,425.0
Investment securities:
Certificates of deposit	—	50.0	125.0	—	—	—	175.0
GSE and TVA obligations	—	3,210.4	—	—	—	—	3,210.4
State or local agency obligations	27.2	364.6	—	—	—	—	391.8
Other (2)	—	—	—	—	—	11.7	11.7
Total non-MBS	27.2	3,625.0	125.0	—	—	11.7	3,788.9
U.S. obligations single-family MBS	—	603.7	—	—	—	—	603.7
GSE single-family MBS	—	2,822.4	—	—	—	—	2,822.4
GSE multifamily MBS	—	3,308.6	—	—	—	—	3,308.6
Private label residential MBS	—	5.2	18.4	106.1	547.1	126.4	803.2
Total MBS	—	6,739.9	18.4	106.1	547.1	126.4	7,537.9
Total investments	$27.2	$13,014.9	$3,418.4	$106.1	$1,047.1	$138.1	$17,751.8
Notes:
(1) Balances exclude total accrued interest of $35.6 million and $29.7 million at December 31, 2018 and December 31, 2017, respectively.
(2) Includes various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating. Effective January 1, 2018, the mutual fund equity investments were reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01. Refer to Note 2 in this Form 10-K.

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

As of December 31, 2018, the Bank had unsecured exposure to 19 counterparties totaling $7.6 billion with two counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2018 and December 31, 2017. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2018	December 31, 2017
Interest-bearing deposits	$2,117.8	$275.0
Certificates of deposit	700.0	175.0
Federal funds sold	4,740.0	5,650.0
Total	$7,557.8	$6,100.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2018, 45.8% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2018, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2018 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$3,942.8	$150.0	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	100.0	—	100.0
Canada	100.0	1,200.0	—	1,300.0
Finland	100.0	—	—	100.0
France	—	100.0	—	100.0
Germany	—	100.0	—	100.0
Netherlands	—	665.0	—	665.0
Norway	—	100.0	—	100.0
Total U.S. branches and agency offices of foreign commercial banks	1,200.0	2,265.0	—	3,465.0
Total unsecured investment credit exposure	$1,200.0	$6,207.8	$150.0	$7,557.8

(in millions)
December 31, 2017 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$950.0	$675.0	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	50.0	1,375.0	1,425.0
France	—	50.0	50.0
Netherlands	—	650.0	650.0
Norway	—	650.0	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	1,750.0	2,725.0	4,475.0
Total unsecured investment credit exposure	$2,700.0	$3,400.0	$6,100.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after December 31,2018.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2018 or December 31, 2017.

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

(in millions)
December 31, 2018
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$4,092.8	$—	$—	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	—	100.0	100.0
Canada	1,100.0	—	200.0	1,300.0
Finland	—	—	100.0	100.0
France	—	—	100.0	100.0
Germany	—	100.0	—	100.0
Netherlands	665.0	—	—	665.0
Norway	—	—	100.0	100.0
Total U.S. branches and agency offices of foreign commercial banks	2,765.0	100.0	600.0	3,465.0
Total unsecured investment credit exposure	$6,857.8	$100.0	$600.0	$7,557.8

(in millions)
December 31, 2017
Carrying Value
Domicile of Counterparty	Overnight	Due 31 days through 90 days	Total
Domestic	$1,625.0	$—	$1,625.0
U.S. branches and agency offices of foreign commercial banks:
Australia	950.0	—	950.0
Canada	1,300.0	125.0	1,425.0
France	—	50.0	50.0
Netherlands	650.0	—	650.0
Norway	650.0	—	650.0
Sweden	750.0	—	750.0
Total U.S. branches and agency offices of foreign commercial banks	4,300.0	175.0	4,475.0
Total unsecured investment credit exposure	$5,925.0	$175.0	$6,100.0

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $1.0 billion at December 31, 2018. There was no balance as of December 31, 2017.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $9.6 billion at December 31, 2018 and $9.9 billion at December 31, 2017, respectively.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $348.6 million and $391.8 million at December 31, 2018 and December 31, 2017, respectively.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. In late 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at December 31, 2018 was $614.8 million which was a decrease of $188.4 million from December 31, 2017. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at December 31, 2018 was $65.1 million compared to $72.9 million at December 31, 2017. The weighted average prices on OTTI securities were 87.5 and 89.5 at December 31, 2018 and December 31, 2017, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2018, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in this Item 7.

Participants in the mortgage market have often characterized single-family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There has been no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily served borrowers with poorer credit payment histories, and such loans typically had a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classified single-family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans had a combination of characteristics of each category or may have been underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often used this classification principally to describe loans for which the underwriting process was less rigorous and the documentation requirements of the borrower were reduced.

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2018.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long-term rating:
AA	$34.0	$6.8	$—	$40.8
A	37.0	16.1	—	53.1
BBB	42.3	2.6	3.2	48.1
Below investment grade:
BB	32.7	15.2	—	47.9
B	7.4	2.8	—	10.2
CCC	4.8	67.7	—	72.5
CC	—	38.2	—	38.2
D	40.0	9.7	—	49.7
Unrated	149.1	164.3	—	313.4
Total	$347.3	$323.4	$3.2	$673.9
Amortized cost	$295.8	$250.9	$3.2	$549.9
Gross unrealized losses (1)	(0.5)	(0.2)	(0.2)	(0.9)
Fair value	328.0	284.9	2.9	615.8
Net OTTI losses	(0.3)	(0.7)	—	(1.0)
Weighted average fair value/par	94.4%	88.1%	90.6%	91.4%
Original weighted average credit support	6.6	10.3	12.5	8.4
Weighted-average credit support - current	8.2	3.8	45.6	6.3
Weighted avg. collateral delinquency(3)	10.4	13.6	9.3	11.9
Notes:
(1) Represents total gross unrealized losses including non-credit-related OTTI recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position were both $48.1 million at December 31, 2018.
(2) For the year ended December 31, 2018.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $1.0 million, $1.0 million and $0.2 million of credit-related OTTI charges in earnings during 2018, 2017 and 2016, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its fourth quarter 2018 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Category at origination	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.5	9.8	23.5	7.6
Alt-A	14.1	17.6	35.4	3.8
Subprime	4.2	25.0	54.4	45.6
Total Private Label Residential MBS	13.8	13.8	29.6	5.9

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date OTTI as follows:

(dollars in millions)	December 31, 2018	December 31, 2017
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	38	38
Total OTTI credit loss recorded life-to-date	$458.0	$457.0
Principal write-downs on private label MBS	(150.9)	(154.6)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(7.1)	(7.1)
Remaining amount of previously recognized OTTI credit losses	$183.5	$178.8

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $20.6 million, $26.6 million and $25.3 million for 2018, 2017 and 2016, respectively, and $159.4 million life-to-date. The interest income was recognized on 34, 36 and 39 private label MBS during 2018, 2017 and 2016, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during 2018, 2017 or 2016.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario, which was agreed to by the OTTI Governance Committee, that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing-price forecast by five percentage points, and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at December 31, 2018. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance in light of its entire MPF portfolio.

The Bank had net mortgage loans held for portfolio of $4.5 billion and $3.9 billion at December 31, 2018 and December 31, 2017, respectively, after an allowance for credit losses of $7.3 million and $6.0 million, respectively. The tables and graphs below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range graphs is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2018 and 2017. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2018 and 2017.

(dollars in millions)	December 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF Original	$1,971.1	45.0	$2,015.6	52.5
MPF Plus	359.0	8.2	440.7	11.5
MPF 35	1,864.3	42.5	1,175.0	30.6
Total conventional loans	$4,194.4	95.7	$3,631.3	94.6
Government-insured loans:
MPF Government	187.8	4.3	207.3	5.4
Total par value	$4,382.2	100.0	$3,838.6	100.0

(dollars in millions)	2018	2017	2016
Mortgage loans interest income	$151.0	$132.6	$117.4
Average mortgage loans portfolio balance	$4,193.0	$3,598.0	$3,186.3
Average yield	3.60%	3.69%	3.68%
Weighted average coupon (WAC)	4.33%	4.35%	4.54%
Weighted average estimated life (WAL)	7.5 years	7.0 years	5.6 years

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2018 and 2017, the total funded amount of conventional and government repurchased mortgage loans was $7.2 million, or 0.7%, and $16.4 million, or 1.7%, respectively, of total funded loans.

Layers of Loss Protection. The Bank is required to put a CE structure in place at purchase that assures that, on any mortgage loans acquired, the Bank has a high degree of confidence that it will be paid the principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a CE obligation or SMI. Each MPF product structure has various layers of loss protection as presented below.

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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2018, 2017, and 2016, CE fees were $4.6 million, $3.7 million and $3.1 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

MPF Plus. Under MPF Plus, the first layer of losses (following any PMI coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional CE in the form of a SMI policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and SMI are paid by the PFI, up to the amount of the PFI’s CE obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the SMI policy amount, and the PFI’s CE obligation are recorded by the Bank based on the Bank’s participation interest. Losses incurred by the Bank up to its exposure under the FLA may be able to be recaptured through the recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE amounts are recorded as losses by the Bank. Since July 2016, the Bank has not been offering the MPF Plus product.

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

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF Original	MPF Plus	MPF 35	Total
December 31, 2018	$5.5	$16.5	$7.1	$29.1
December 31, 2017	5.0	16.9	4.4	26.3
December 31, 2016	4.4	17.9	1.7	24.0

Mortgage Insurers. The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies which provide PMI and/or SMI for the Bank’s various products. To be active, the mortgage insurance company must be approved as a qualified insurer in accordance with the AMA regulation. Every two years, the Bank reviews the qualified insurers to determine if they continue to meet the financial and operational standards set by the Bank.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2018, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2018, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2018 was $5.1 million and $2.1 million, respectively. As of December 31, 2017 the unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI amounts was $6.4 million and $2.6 million, respectively.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. At December 31, 2018, the allowance for credit losses on BOB loans was $2.6 million, an increase of $0.7 million from December 31, 2017.

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

The Bank uses Chicago Mercantile Exchange (CME) Clearing as the Clearing House for all cleared derivative transactions. Variation margin payments are characterized as daily settlement payments, rather than collateral. Initial margin is considered cash collateral. A discussion of the update to the Bank's accounting policy is in the Critical Accounting Policies and Estimates section of this Item 7.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2018.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2018.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2018 and December 31, 2017.

(in millions)	December 31, 2018
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$105.0	$1.0	$(0.5)	$0.5
A	539.0	2.1	(1.0)	1.1
BBB	907.3	3.4	(3.1)	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,414.7	(28.2)	30.7	2.5
BBB	1,610.3	(14.3)	14.6	0.3
Cleared derivatives (2)	38,038.5	—	105.6	105.6
Total derivative positions with credit exposure to non-member counterparties	43,614.8	(36.0)	146.3	110.3
Member institutions (3)	17.4	—	—	—
Total	$43,632.2	$(36.0)	$146.3	$110.3
Derivative positions without credit exposure	2,142.5
Total notional	$45,774.7

(in millions)	December 31, 2017
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$234.0	$0.3	$—	$0.3
Liability positions with credit exposure:
Uncleared derivatives
A	3,861.9	(7.7)	8.0	0.3
Cleared derivatives (2)	33,528.4	(0.7)	80.8	80.1
Total derivative positions with credit exposure to non-member counterparties	37,624.3	(8.1)	88.8	80.7
Member institutions (3)	25.5	—	—	—
Total	$37,649.8	$(8.1)	$88.8	$80.7
Derivative positions without credit exposure	7,134.2
Total notional	$44,784.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2018. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of December 31, 2018 and December 31, 2017.

Notional Greater Than 10%	December 31, 2018			December 31, 2017
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Morgan Stanley Capital	BBB	$1,610.3	20.8	BBB	$1,288.8	11.5
Wells Fargo, NA	A	899.0	11.6	(1)	(1)	(1)
Barclays Bank	(1)	(1)	(1)	A	3,416.9	30.4
Citibank, NA	(1)	(1)	(1)	A	2,510.0	22.3
All others	n/a	5,226.9	67.6	n/a	4,039.9	35.8
Total		$7,736.2	100.0		$11,255.6	100.0

Net Credit Exposure Greater Than 10%	December 31, 2018			December 31, 2017
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Credit Suisse	A	$0.9	18.5	(3)	(3)	(3)
BNP Paribas	A	0.8	17.6	A	$0.3	50.4
Toronto Dominion Bank	AA	0.5	11.0	(3)	(3)	(3)
Barclays Bank	(3)	(3)	(3)	A	0.2	31.6
Societe Generale	(2)	(2)	(2)	A	0.1	18.0
All others	n/a	2.5	52.9	n/a	—	—
Total		$4.7	100.0		$0.6	100.0
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Investor demand for FHLBank debt remains strong. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2018. These ratings measure the likelihood of timely payment of principal and interest.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2018 and December 31, 2017, excess contingency liquidity was approximately $18.3 billion and $25.6 billion, respectively.

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

Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations. During 2018, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the FHLBank’s short-term debt as an asset of choice. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to:

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

One scenario assumes that the Bank cannot access the capital markets for 15 days, and during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and during that period an FHLBank will automatically renew maturing and called advances for all members except very large members, provided that the member is well-rated by its primary Federal regulator or its state regulator equivalent for insurance companies and is well-rated by the Bank's internal credit rating system. The Bank was in compliance with these requirements at December 31, 2018. This requirement will change in March and year-end 2019 with the new Liquidity Guidance Advisory Bulletin.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. As of December 31, 2018 and December 31, 2017, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $6.2 billion and $5.8 billion, respectively. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 9.8% and 9.1% of total FHLBank System consolidated obligations at December 31, 2018 and December 31, 2017, respectively.

	December 31, 2018			December 31, 2017
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$79,266.3	$66,270.1	$145,536.4	$87,601.7	$50,216.9	$137,818.6
Boston	25,901.3	33,147.1	59,048.4	28,325.2	27,752.9	56,078.1
Chicago	42,486.0	43,279.8	85,765.8	37,346.6	41,234.6	78,581.2
Cincinnati	45,647.2	47,071.1	92,718.3	54,157.3	46,258.6	100,415.9
Dallas	32,113.9	35,882.0	67,995.9	31,530.2	32,574.0	64,104.2
Des Moines	94,024.1	43,052.1	137,076.2	99,183.5	36,740.5	135,924.0
Indianapolis	40,374.9	20,952.7	61,327.6	37,982.6	20,394.2	58,376.8
New York	83,758.0	50,805.5	134,563.5	98,851.2	49,685.3	148,536.5
Pittsburgh	64,368.4	36,985.0	101,353.4	57,617.2	36,253.2	93,870.4
San Francisco	72,336.1	29,272.9	101,609.0	85,107.6	30,493.8	115,601.4
Topeka	23,973.9	20,649.1	44,623.0	24,507.5	20,445.2	44,952.7
Total FHLBank System	$604,250.1	$427,367.4	$1,031,617.5	$642,210.6	$392,049.2	$1,034,259.8

Operational and Business Risks

Operational Risk. Operational Risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including activities associated with affordable housing programs or goals. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk.

The Bank has established policies and procedures to manage each of the specific operational risks. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, regularly monitors compliance with established policies and procedures. Management monitors the effectiveness of the internal control environment on an ongoing basis and takes action as appropriate to enhance the environment. Some operational risk may also result from external factors, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks.

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

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operational risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these suppliers could impact the Bank’s ability to conduct business or expose the Bank to financial loss, loss of intellectual property, or confidential information. The Bank has vendor management processes in place to manage third-party relationships. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate these risks, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from the main office. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

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

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in this Form 10-K.

Item 8:  Financial Statements and Supplementary Financial Data

Supplementary financial data for each full quarter within the two years ended December 31, 2018 and December 31, 2017 are in the table entitled Selected Quarterly Financial Data in Item 7. Other Financial Information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2018, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Pittsburgh:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
March 11, 2019

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year ended December 31,
(in thousands)	2018	2017	2016
Interest income:
Advances	$1,648,474	$987,272	$612,069
Interest-bearing deposits	16,737	2,408	1,276
Securities purchased under agreements to resell	13,458	1,834	3,199
Federal funds sold	114,635	74,881	24,028
Trading securities	13,839	11,266	11,265
Available-for-sale (AFS) securities	224,978	188,462	157,916
Held-to-maturity (HTM) securities	78,267	54,969	58,477
Mortgage loans held for portfolio	151,002	132,622	117,393
Total interest income	2,261,390	1,453,714	985,623
Interest expense:
Consolidated obligations - discount notes	494,173	287,021	110,276
Consolidated obligations - bonds	1,288,245	725,948	524,419
Deposits	7,878	4,914	1,694
Mandatorily redeemable capital stock and other borrowings	1,005	363	312
Total interest expense	1,791,301	1,018,246	636,701
Net interest income	470,089	435,468	348,922
Provision for credit losses	3,121	178	1,261
Net interest income after provision for credit losses	466,968	435,290	347,661
Other noninterest income (loss):
Net OTTI losses (Note 7)	(957)	(959)	(239)
Net gains (losses) on investment securities (Notes 4 and 5)	(9,743)	2,672	12,008
Net gains (losses) on derivatives and hedging activities (Note 11)	(4,537)	4,586	(13,801)
Standby letters of credit fees	23,675	24,289	24,662
Other, net	2,541	1,635	2,341
Total other noninterest income	10,979	32,223	24,971
Other expense:
Compensation and benefits	46,273	49,649	45,821
Other operating	34,941	30,199	27,834
Finance Agency	5,954	5,538	5,861
Office of Finance	4,945	4,727	4,175
Total other expense	92,113	90,113	83,691
Income before assessments	385,834	377,400	288,941
Affordable Housing Program (AHP) assessment (Note 15)	38,683	37,768	28,924
Net income	$347,151	$339,632	$260,017
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income	$347,151	$339,632	$260,017
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(31,323)	54,045	(21,583)
Net non-credit portion of OTTI gains (losses) on AFS securities	(7,820)	5,529	(5,546)
Reclassification of net (gains) included in net income relating to hedging activities	(24)	(23)	(24)
Pension and post-retirement benefits	1,349	(883)	(1,234)
Total other comprehensive income (loss)	(37,818)	58,668	(28,387)
Total comprehensive income	$309,333	$398,300	$231,630

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands, except par value)	2018	2017
ASSETS
Cash and due from banks (Note 3)	$71,320	$3,414,992
Interest-bearing deposits	2,123,240	280,340
Federal funds sold	4,740,000	5,650,000
Securities purchased under agreements to resell	1,000,000	500,000
Investment securities:
Trading securities (Note 4)	1,281,053	399,296
AFS securities, at fair value (Note 5)	7,846,257	9,044,387
HTM securities; fair value of $3,101,133 and $1,894,534, respectively (Note 6)	3,086,032	1,883,051
Total investment securities	12,213,342	11,326,734
Advances (Note 8)	82,475,547	74,279,798
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $7,309 and $5,954, respectively (Note 10)	4,461,612	3,923,123
Banking on Business (BOB) loans, net of allowance for credit losses of $2,560 and $1,964, respectively (Note 10)	17,371	14,083
Accrued interest receivable	234,161	164,459
Derivative assets (Note 11)	110,269	80,756
Other assets	39,657	28,721
Total assets	$107,486,519	$99,663,006

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 13)	$387,085	$538,076
Consolidated obligations (Note 14)
Discount notes	36,896,603	36,193,289
Bonds	64,298,628	57,533,722
Total consolidated obligations	101,195,231	93,727,011
Mandatorily redeemable capital stock (Note 16)	24,099	5,113
Accrued interest payable	226,537	118,473
AHP payable (Note 15)	99,578	91,563
Derivative liabilities (Note 11)	25,511	19,521
Other liabilities	152,184	235,761
Total liabilities	102,110,225	94,735,518
Commitments and contingencies (Note 20)
Capital (Note 16)
Capital stock - putable ($100 par value) issued and outstanding 40,272 and 36,587 shares	4,027,244	3,658,656
Retained earnings:
Unrestricted	924,001	875,395
Restricted	351,903	282,473
Total retained earnings	1,275,904	1,157,868
Accumulated Other Comprehensive Income (AOCI)	73,146	110,964
Total capital	5,376,294	4,927,488
Total liabilities and capital	$107,486,519	$99,663,006

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$347,151	$339,632	$260,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,023	26,927	(53,662)
Net change in derivative and hedging activities	71,235	43,973	(6,542)
Net OTTI credit losses	957	959	239
Net realized (gains) from sales of AFS securities	—	—	(12,591)
Other adjustments	3,124	178	1,257
Net change in:
Trading securities	(891,414)	(4,049)	(510)
Accrued interest receivable	(69,918)	(40,103)	(16,921)
Other assets	(5,432)	(5,191)	(789)
Accrued interest payable	108,071	1,289	24,417
Other liabilities	10,867	18,711	(3,223)
Net cash provided by (used in) operating activities	$(421,336)	$382,326	$191,692
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(71), $569 and $166 (to)/from other FHLBanks)	$(1,882,865)	$(262,366)	$115,889
Securities purchased under agreements to resell	(500,000)	1,500,000	(1,000,000)
Federal funds sold	910,000	(2,428,000)	758,000
AFS securities:
Proceeds (includes $206,608 from sale of AFS securities in 2016)	2,356,790	1,562,845	2,975,497
Purchases	(1,298,323)	(1,305,985)	(3,940,559)
HTM securities:
Net change in short-term	(525,000)	225,000	(400,000)
Proceeds from long-term maturities	353,274	554,705	593,297
Purchases of long-term	(1,032,754)	(98,286)	(97,248)
Advances:
Repaid	1,220,509,586	925,066,860	693,665,140
Originated	(1,228,727,329)	(922,617,397)	(696,161,992)
Mortgage loans held for portfolio:
Proceeds	418,510	447,613	484,881
Purchases	(976,565)	(999,977)	(806,390)
Other investing activities	4,896	6,144	9,339
Net cash provided by (used in) investing activities	$(10,389,780)	$1,651,156	$(3,804,146)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2018	2017	2016
FINANCING ACTIVITIES
Net change in deposits	$(145,780)	$(20,815)	$(129,451)
Net payments for derivative contracts with financing element	—	—	(18,504)
Net proceeds from issuance of consolidated obligations:
Discount notes	463,639,676	352,450,978	106,234,942
Bonds	55,384,368	46,624,789	67,259,615
Payments for maturing and retiring consolidated obligations:
Discount notes	(462,967,221)	(344,814,684)	(120,014,812)
Bonds	(48,602,058)	(56,181,533)	(48,568,542)
Proceeds from issuance of capital stock	5,991,346	4,312,855	3,573,624
Payments for repurchase/redemption of capital stock	(5,580,025)	(4,402,864)	(3,301,751)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(23,747)	(6,849)	(56,947)
Cash dividends paid	(229,115)	(167,972)	(155,079)
Net cash provided by (used in) financing activities	$7,467,444	$(2,206,095)	$4,823,095
Net increase (decrease) in cash and due from banks	$(3,343,672)	$(172,613)	$1,210,641
Cash and due from banks at beginning of the period	3,414,992	3,587,605	2,376,964
Cash and due from banks at end of the period	$71,320	$3,414,992	$3,587,605
Supplemental disclosures:
Interest paid	$1,688,240	$986,348	$659,319
AHP payments	30,668	22,917	23,119
Transfers of mortgage loans to real estate owned	4,166	5,596	5,380
Variation margin recharacterized as settlement payments on derivative contracts	—	44,674	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2015	35,396	$3,539,648	$718,727	$162,543	$881,270	$80,683	$4,501,601
Comprehensive income (loss)	—	—	208,013	52,004	260,017	(28,387)	231,630
Issuance of capital stock	35,736	3,573,624	—	—	—	—	3,573,624
Repurchase/redemption of capital stock	(33,017)	(3,301,751)	—	—	—	—	(3,301,751)
Net shares reclassified to mandatorily redeemable capital stock	(561)	(56,110)	—	—	—	—	(56,110)
Cash dividends	—	—	(155,079)	—	(155,079)	—	(155,079)
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	271,706	67,926	339,632	58,668	398,300
Issuance of capital stock	43,129	4,312,855	—	—	—	—	4,312,855
Repurchase/redemption of capital stock	(44,028)	(4,402,864)	—	—	—	—	(4,402,864)
Net shares reclassified to mandatorily redeemable capital stock	(68)	(6,746)	—	—	—	—	(6,746)
Cash dividends	—	—	(167,972)	—	(167,972)	—	(167,972)
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488
Comprehensive income (loss)	—	—	277,721	69,430	347,151	(37,818)	309,333
Issuance of capital stock	59,913	5,991,346	—	—	—	—	5,991,346
Repurchase/redemption of capital stock	(55,801)	(5,580,025)	—	—	—	—	(5,580,025)
Net shares reclassified to mandatorily redeemable capital stock	(427)	(42,733)	—	—	—	—	(42,733)
Cash dividends	—	—	(229,115)	—	(229,115)	—	(229,115)
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294

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

Reclassifications and Revisions to Prior Period Amounts. Certain amounts in the 2017 and 2016 financial statements have been reclassified or revised to conform to the financial statement presentation. These amounts were not deemed to be material.

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

Interest-Bearing Deposits, Federal Funds Sold, and Securities Purchased under Agreements to Resell. Interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell, provide short-term liquidity and are carried at cost. Interest-bearing deposits can include certificates of deposit and bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by an FHLBank to be of investment quality. The Bank treats securities purchased under agreements to resell as short-term collateralized loans that are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash.

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

Notes to Financial Statements (continued)

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

Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, a sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security:

(1) The sale occurs near enough to its maturity date (for example, within three months of maturity), or call date if exercise of the call is probable that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or

(2) The sale of a security occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

Notes to Financial Statements (continued)

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

Notes to Financial Statements (continued)

Prepayment Fees.  The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. In the event that a new advance is issued in connection with a prepayment of an outstanding advance but the new advance does not qualify as a modification of an existing advance, any prepayment fee, net of hedging activities, is recorded in “Advances” in the interest income section of the Statement of Income. If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging activities, is deferred and amortized using the contractual method.

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

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both their start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is for it to serve as a grant program to members to help facilitate community economic development; however, repayment provisions require that the BOB program be accounted for as an unsecured loan. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is charged off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and accrued but uncollected interest is reversed. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

Allowance for Credit Losses. Establishing Allowance for Credit Losses. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if it is probable that impairment has occurred in the Bank’s portfolio as of the Statement of Condition date and the amount of loss can be reasonably estimated. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability.

Notes to Financial Statements (continued)

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

Collateral-Dependent Loans. An impaired loan is considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other reliable source of repayment available. Loans that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as a charge-off. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

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

BOB Loans. See Note 10 - Allowance for Credit Losses for a description of the allowance for credit losses policies relating to the BOB program.

Real Estate Owned (REO). REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses and/or CE fee receivable if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other noninterest expense in the Statement of Income. REO is recorded in other assets on the Statement of Condition.

Derivatives. All derivatives are recognized on the Statement of Condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative. Effective January 3, 2017,

Notes to Financial Statements (continued)

Chicago Mercantile Exchange (CME) Clearing made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral.

Derivative Designations. Each derivative is designated as either:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge (an economic hedge) for asset and liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship, and are expected to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings.

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

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when:

•	it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments);

•	the derivative and/or the hedged item expires or is sold, terminated, or exercised;

Notes to Financial Statements (continued)

•	it is no longer probable that the forecasted transaction will occur in the originally expected period or within the following two months;

•	a hedged firm commitment no longer meets the definition of a firm commitment; or

•	management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from one to ten years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Premises, software and equipment are included in “Other assets” on the Statement of Condition. The Bank includes gains and losses on the disposal of premises, software and equipment in “Other noninterest income (loss).”

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

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank allocates 20% of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 16 - Capital for more information.

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

The Bank adopted the following new accounting standards during the year ended December 31, 2018.

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
The adoption of this ASU resulted in an immaterial reclassification of other pension costs from "Compensation and benefits" to "Other operating" in the Statement of Income for all periods presented.
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
Under the adoption of this ASU, the Bank reclassified immaterial investments from "Trading securities" and "AFS securities" to "Other assets" in the Statement of Condition on January 1, 2018. The Bank also reflected the reduced disclosure requirements for financial instruments not recognized at fair value in the financial statements.

ASU 2014-09: Revenue from Contracts with Customers in conjunction with ASU 2017-05: Gains and Losses from the Derecognition of Nonfinancial Assets
This ASU provided a single, comprehensive revenue recognition model for all contracts with customers. It requires recognition of revenue to reflect the economics of the transaction and will require expanded disclosures regarding revenue recognition.
This Bank adopted this ASU on January 1, 2018 on a modified retrospective basis.
The adoption of these ASUs did not impact the Bank’s financial condition or results of operations, as the majority of the Bank’s revenue is derived from financial instruments, which are excluded from the scope of this guidance.

Notes to Financial Statements (continued)

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2018-16: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	This ASU adds the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes to facilitate the transition of the replacement of LIBOR.	This ASU was effective for the Bank on January 1, 2019 and was adopted on a prospective basis.
The adoption of this ASU did not impact the Bank’s financial condition or results of operations. This guidance could affect the Bank’s hedging strategies and application of hedge accounting for qualifying new or re-designated hedging relationships entered into on or after January 1, 2019.

ASU 2018-15: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Service Arrangement That Is a Service Contract	This ASU reduces diversity in practice by aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement with internal-use software.	This ASU is effective for the Bank beginning January 1, 2020 and will be adopted on a prospective basis.	The Bank is evaluating the impact of this ASU on its financial statements. The Bank does not believe the impact will be material.
ASU 2018-14: Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU adds, removes, and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This ASU will be effective for the Bank for the year ending December 31, 2020.	The adoption of this ASU will not have a significant impact on the Bank’s disclosures, which will be revised as appropriate
ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement	This ASU adds, removes, and modifies certain fair value disclosure requirements.	This ASU is effective for the Bank beginning January 1, 2020 and permits early adoption of the removed and modified disclosure requirements.	The adoption of this ASU will not have a significant impact on the Bank’s disclosures. The Bank will update its financial statement disclosures, which will be revised as appropriate.
ASU 2018-08: Contributions Received and Contributions Made	This ASU clarifies the distinction between exchange transactions and contributions, including whether a contribution is conditional.	This ASU was effective for the Bank on January 1, 2019 and was adopted on a modified prospective basis.	The adoption of this ASU did not impact the Bank’s financial condition or results of operations. The Bank will apply the amended guidance when accounting for contributions made.
ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities	This ASU makes amendments to the accounting for derivatives and hedging activities intended to better portray the economics of the transactions.	This ASU was effective for the Bank on January 1, 2019 and was applied to existing hedging relationships as of January 1, 2019.
The adoption of this ASU did not affect the Bank’s application of hedge accounting for existing hedge strategies, with the following exceptions: 1) designation of a fallback long-haul method for its short-cut hedge strategies and 2) use of qualitative hedge effectiveness assessments for an appropriate subset of fair value hedge relationships. Upon adoption, the Bank modified its presentation of hedge results for fair value hedges within the results of operations, as well as relevant disclosures. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.

ASU 2017-08: Premium Amortization on Purchased Callable Debt Securities	This ASU requires that the amortization period for premiums on certain purchased callable debt securities be shortened to the earliest call date, rather than contractual maturity.	This ASU was effective for the Bank on January 1, 2019 and was adopted on a modified retrospective basis.	The adoption of this ASU did not impact the Bank’s financial condition or results of operations.

Notes to Financial Statements (continued)

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
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

The Bank is continuing to evaluate the impact of this ASU on its financial statements and will continue to monitor interpretations made by standard-setters and regulators. The Bank expects to recognize zero credit losses on advances and GSE/U.S. investments. The Bank expects its allowance for credit losses on MPF loans to increase; however, the Bank does not currently have an estimate. The Bank expects an immaterial impact, if any, on all other financial instruments.

ASU 2016-02: Leases, as amended	This ASU amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.	This ASU was effective on January 1, 2019 and was adopted on a modified retrospective basis as of the effective date. The Bank was not required to restate comparative reporting periods.
The adoption of this ASU did not materially impact the Bank’s financial condition, results of operations, and statement of cash flows. Upon adoption, the Bank increased its “Other Assets” and “Other Liabilities” for operating leases capitalized. The Bank’s most significant lease is its headquarters.

Note 3 – Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2018 and 2017 were $84.9 million and $185.4 million, respectively.

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2018 and December 31, 2017.

(in thousands)	December 31, 2018	December 31, 2017
Mutual funds (1)	$—	$9,657
U.S. Treasury obligations	997,061	—
GSE and Tennessee Valley Authority (TVA) obligations	283,992	389,639
Total	$1,281,053	$399,296
Note:
(1) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 2 in this Form 10-K.

The following table presents net gains (losses) on trading securities for 2018, 2017 and 2016.

	Year ended December 31,
(in thousands)	2018	2017	2016
Net unrealized gains (losses) on trading securities held at year-end	$(4,816)	$2,672	$(583)
Net unrealized and realized gains (losses) on trading securities sold/matured during the year	(4,927)	—	—
Net gains (losses) on trading securities	$(9,743)	$2,672	$(583)

Notes to Financial Statements (continued)

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2018 and December 31, 2017.

	December 31, 2018
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,771,573	$—	$15,801	$(2,057)	$1,785,317
State or local agency obligations	250,789	—	1,975	(6,825)	245,939
Total non-MBS	$2,022,362	$—	$17,776	$(8,882)	$2,031,256
MBS:
U.S. obligations single-family MBS	$216,594	$—	$1,988	$(88)	$218,494
GSE single-family MBS	2,575,361	—	12,013	(5,871)	2,581,503
GSE multifamily MBS	2,612,289	—	550	(7,385)	2,605,454
Private label residential MBS	344,631	—	65,133	(214)	409,550
Total MBS	$5,748,875	$—	$79,684	$(13,558)	$5,815,001
Total AFS securities	$7,771,237	$—	$97,460	$(22,440)	$7,846,257

	December 31, 2017
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds (3)	$2,015	$—	$—	$—	$2,015
GSE and TVA obligations	2,798,838	—	27,460	(5,519)	2,820,779
State or local agency obligations	264,812	—	5,546	(994)	269,364
Total non-MBS	$3,065,665	$—	$33,006	$(6,513)	$3,092,158
MBS:
U.S. obligations single-family MBS	$178,882	$—	$465	$(74)	$179,273
GSE single-family MBS	2,654,315	—	15,238	(3,758)	2,665,795
GSE multifamily MBS	2,579,625	—	5,162	(2,169)	2,582,618
Private label residential MBS	451,737	—	72,953	(147)	524,543
Total MBS	$5,864,559	$—	$93,818	$(6,148)	$5,952,229
Total AFS securities	$8,930,224	$—	$126,824	$(12,661)	$9,044,387
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, OTTI recognized, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.
(3) Reclassified to "Other assets" in the Statement of Condition as a result of adopting ASU 2016-01, effective January 1, 2018. Refer to Note 2 in this Form 10-K.

As of December 31, 2018, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $18.5 million, credit losses of $183.5 million and OTTI-related accretion adjustments of $77.5 million. As of December 31, 2017, these amounts were $16.3 million, $178.8 million, and $62.1 million, respectively.

Notes to Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of December 31, 2018 and December 31, 2017.

(in thousands)	December 31, 2018	December 31, 2017
Non-credit portion of OTTI losses	$—	$—
Net unrealized gains on OTTI securities since their last OTTI credit charge	65,133	72,953
Net non-credit portion of OTTI gains on AFS securities in AOCI	$65,133	$72,953

The following tables summarize the AFS securities with unrealized losses as of December 31, 2018 and December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$27,641	$(98)	$273,433	$(1,959)	$301,074	$(2,057)
State or local agency obligations	20,575	(180)	122,664	(6,645)	143,239	(6,825)
Total non-MBS	$48,216	$(278)	$396,097	$(8,604)	$444,313	$(8,882)
MBS:
U.S. obligations single-family MBS	$61,868	$(88)	$—	$—	$61,868	$(88)
GSE single-family MBS	499,383	(1,423)	185,711	(4,448)	685,094	(5,871)
GSE multifamily MBS	1,600,825	(2,933)	522,918	(4,452)	2,123,743	(7,385)
Private label residential MBS	—	—	2,946	(214)	2,946	(214)
Total MBS	$2,162,076	$(4,444)	$711,575	$(9,114)	$2,873,651	$(13,558)
Total	$2,210,292	$(4,722)	$1,107,672	$(17,718)	$3,317,964	$(22,440)

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$12,386	$(114)	$1,262,810	$(5,405)	$1,275,196	$(5,519)
State or local agency obligations	4,371	(78)	77,859	(916)	82,230	(994)
Total non-MBS	$16,757	$(192)	$1,340,669	$(6,321)	$1,357,426	$(6,513)
MBS:
U.S. obligations single-family MBS	$—	$—	$37,330	$(74)	$37,330	$(74)
GSE single-family MBS	150,170	(651)	272,925	(3,107)	423,095	(3,758)
GSE multifamily MBS	424,932	(2,096)	10,796	(73)	435,728	(2,169)
Private label residential MBS	—	—	3,013	(147)	3,013	(147)
Total MBS	$575,102	$(2,747)	$324,064	$(3,401)	$899,166	$(6,148)
Total	$591,859	$(2,939)	$1,664,733	$(9,722)	$2,256,592	$(12,661)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2018 and December 31, 2017 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$334,985	$334,428	$1,002,015	$999,160
Due after one year through five years	436,904	441,263	607,802	611,231
Due after five years through ten years	660,043	664,031	676,975	687,993
Due in more than ten years	590,430	591,534	778,873	793,774
Total non-MBS	2,022,362	2,031,256	3,065,665	3,092,158
MBS	5,748,875	5,815,001	5,864,559	5,952,229
Total AFS securities	$7,771,237	$7,846,257	$8,930,224	$9,044,387

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2018 and December 31, 2017.

(in thousands)	December 31, 2018	December 31, 2017
Amortized cost of AFS non-MBS:
Fixed-rate	$1,937,376	$2,980,770
Variable-rate	84,986	84,895
Total non-MBS	$2,022,362	$3,065,665
Amortized cost of AFS MBS:
Fixed-rate	$1,261,019	$1,142,290
Variable-rate	4,487,856	4,722,269
Total MBS	$5,748,875	$5,864,559
Total amortized cost of AFS securities	$7,771,237	$8,930,224

Realized Gains (Losses) on AFS Securities.  The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for 2018, 2017 and 2016.

(in thousands)	2018	2017	2016
Proceeds from sale of AFS securities	$—	$—	$206,608
Gross gains on sale of AFS securities	—	—	12,923
Gross losses on sale of AFS securities	—	—	(332)

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2018 and December 31, 2017.

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$700,000	$64	$—	$700,064
State or local agency obligations	102,705	—	(3,969)	98,736
Total non-MBS	$802,705	$64	$(3,969)	$798,800
MBS:
U.S. obligations single-family MBS	$325,178	$2,195	$(4)	$327,369
GSE single-family MBS	899,875	13,402	(92)	913,185
GSE multifamily MBS	853,053	9,224	(6,818)	855,459
Private label residential MBS	205,221	1,765	(666)	206,320
Total MBS	$2,283,327	$26,586	$(7,580)	$2,302,333
Total HTM securities	$3,086,032	$26,650	$(11,549)	$3,101,133

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$175,000	$30	$—	$175,030
State or local agency obligations	122,400	62	(5,571)	116,891
Total non-MBS	$297,400	$92	$(5,571)	$291,921
MBS:
U.S. obligations single-family MBS	$424,341	$4,112	$—	$428,453
GSE single-family MBS	156,597	2,323	(39)	158,881
GSE multifamily MBS	726,008	9,186	(3,298)	731,896
Private label residential MBS	278,705	4,953	(275)	283,383
Total MBS	$1,585,651	$20,574	$(3,612)	$1,602,613
Total HTM securities	$1,883,051	$20,666	$(9,183)	$1,894,534

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2018 and December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$98,736	$(3,969)	$98,736	$(3,969)
MBS:
U.S. obligations single-family MBS	$19,016	$(4)	$—	$—	$19,016	$(4)
GSE single-family MBS	22,995	(62)	4,443	(30)	27,438	(92)
GSE multifamily MBS	25,963	(56)	319,473	(6,762)	345,436	(6,818)
Private label residential MBS	36,413	(402)	7,904	(264)	44,317	(666)
Total MBS	$104,387	$(524)	$331,820	$(7,056)	$436,207	$(7,580)
Total	$104,387	$(524)	$430,556	$(11,025)	$534,943	$(11,549)

	December 31, 2017
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$105,119	$(5,571)	$105,119	$(5,571)
MBS:
GSE single-family MBS	$—	$—	$5,633	$(39)	$5,633	$(39)
GSE multifamily MBS	169,089	(790)	94,241	(2,508)	263,330	(3,298)
Private label residential MBS	—	—	27,079	(275)	27,079	(275)
Total MBS	$169,089	$(790)	$126,953	$(2,822)	$296,042	$(3,612)
Total	$169,089	$(790)	$232,072	$(8,393)	$401,161	$(9,183)

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

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2018 and December 31, 2017 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$700,000	$700,064	$175,000	$175,030
Due after one year through five years	—	—	—	—
Due after five years through ten years	37,015	36,288	42,010	41,211
Due after ten years	65,690	62,448	80,390	75,680
Total non-MBS	802,705	798,800	297,400	291,921
MBS	2,283,327	2,302,333	1,585,651	1,602,613
Total HTM securities	$3,086,032	$3,101,133	$1,883,051	$1,894,534

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2018 and December 31, 2017.

(in thousands)	December 31, 2018	December 31, 2017
Amortized cost of HTM non-MBS:
Fixed-rate	$700,000	$175,000
Variable-rate	102,705	122,400
Total non-MBS	$802,705	$297,400
Amortized cost of HTM MBS:
Fixed-rate	$1,682,100	$787,395
Variable-rate	601,227	798,256
Total MBS	$2,283,327	$1,585,651
Total HTM securities	$3,086,032	$1,883,051

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

The Bank performed a cash flow analysis using third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. During the fourth quarter of 2018, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (7.0)% to 14.0% over the 12 month period beginning October 1, 2018. For the vast majority of markets the short-term forecast has changes from 3.0% to 7.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2018. The “Total OTTI securities” balances below summarize the Bank’s securities as of December 31, 2018 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$189,324	$138,563	$169,967
Alt-A	275,246	202,908	236,637
Total OTTI securities	464,570	341,471	406,604
Private label MBS with no OTTI	3,160	3,160	2,946
Total AFS private label MBS	$467,730	$344,631	$409,550
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for 2018, 2017 and 2016.

(in thousands)	2018	2017	2016
Beginning balance	$210,875	$236,461	$265,379
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	957	959	239
Reductions:
Securities sold and matured during the period(2)	—	95	(3,875)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(20,598)	(26,640)	(25,282)
Ending balance	$191,234	$210,875	236,461
Notes:

Notes to Financial Statements (continued)

(1) For 2018, 2017 and 2016, additional OTTI credit losses for which an OTTI charge was previously recognized relates to all securities that were also previously impaired prior to January 1 of the applicable year.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At December 31, 2018, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2018.

Note 8 – Advances

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

At December 31, 2018 and December 31, 2017, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.83% to 7.40%. AHP subsidized advances have an interest rate of 5.50%.

The following table details the Bank’s advances portfolio by year of redemption as of December 31, 2018 and December 31, 2017.

(dollars in thousands)	December 31, 2018		December 31, 2017
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$37,632,513	2.56	$31,606,861	1.56%
Due after 1 year through 2 years	24,728,488	2.58	11,786,189	1.63
Due after 2 years through 3 years	14,368,363	2.64	18,456,775	1.71
Due after 3 years through 4 years	4,360,603	2.58	10,445,920	1.85
Due after 4 years through 5 years	798,145	2.87	1,254,184	2.14
Thereafter	709,479	2.79	833,938	2.72
Total par value	82,597,591	2.58	74,383,867	1.67%
Discount on AHP advances	—		(1)
Deferred prepayment fees	(59)		(613)
Hedging adjustments	(121,985)		(103,455)
Total book value	$82,475,547		$74,279,798

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

At December 31, 2018 and December 31, 2017, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of December 31, 2018 and December 31, 2017.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Due in 1 year or less	$43,667,513	$35,856,861	$37,652,513	$31,632,361
Due after 1 year through 2 years	20,703,488	11,771,189	24,728,488	11,780,689
Due after 2 years through 3 years	12,368,363	17,231,775	14,368,363	18,456,775
Due after 3 years through 4 years	4,350,603	7,445,920	4,360,603	10,445,920
Due after 4 years through 5 years	798,145	1,244,184	792,145	1,254,184
Thereafter	709,479	833,938	695,479	813,938
Total par value	$82,597,591	$74,383,867	$82,597,591	$74,383,867

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of December 31, 2018 and December 31, 2017.

(in thousands)	December 31, 2018	December 31, 2017
Fixed-rate – overnight	$4,934,461	$3,988,232
Fixed-rate – term:
Due in 1 year or less	17,769,178	15,998,268
Thereafter	17,813,978	14,685,606
Total fixed-rate	40,517,617	34,672,106
Variable-rate:
Due in 1 year or less	14,928,874	11,620,361
Thereafter	27,151,100	28,091,400
Total variable-rate	42,079,974	39,711,761
Total par value	$82,597,591	$74,383,867

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2018, the Bank had advances of $63.7 billion outstanding to the five largest borrowers, which represented 77.2% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2018.

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

Notes to Financial Statements (continued)

The following table presents balances as of December 31, 2018 and December 31, 2017 for mortgage loans held for portfolio.

(in thousands)	December 31, 2018	December 31, 2017
Fixed-rate long-term single-family mortgages(1)	$4,180,239	$3,592,083
Fixed-rate medium-term single-family mortgages(1)	201,923	246,493
Total par value	4,382,162	3,838,576
Premiums	72,756	70,197
Discounts	(4,123)	(3,418)
Hedging adjustments	18,126	23,722
Total mortgage loans held for portfolio	$4,468,921	$3,929,077
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2018 and December 31, 2017.

(in thousands)	December 31, 2018	December 31, 2017
Conventional loans	$4,194,364	$3,631,292
Government-guaranteed/insured loans	187,798	207,284
Total par value	$4,382,162	$3,838,576

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

Notes to Financial Statements (continued)

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2018 and December 31, 2017, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2018 and December 31, 2017, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of December 31, 2018 and December 31, 2017 and is not included in the tables that follow.

TDRs - BOB Loans. The Bank offers a BOB loan deferral, which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for a period up to one year. The credit loss is measured by factoring expected shortfalls incurred as of the reporting date. BOB loan TDRs are immaterial.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At December 31, 2018 and December 31, 2017, the MPF exposure under the FLA was $29.1 million and $26.3 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $4.6 million, $3.7 million and $3.1 million in 2018, 2017 and 2016, respectively.

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

Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2018	2017	2016
Balance, beginning of period	$5,954	$6,231	$5,665
(Charge-offs) Recoveries, net (1)	(1,311)	(160)	(195)
Provision (benefit) for credit losses	2,666	(117)	761
Balance, December 31	$7,309	$5,954	$6,231
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	2018	2017	2016
Ending balance, individually evaluated for impairment	$6,238	$5,218	$5,105
Ending balance, collectively evaluated for impairment	1,071	736	1,126
Total allowance for credit losses	$7,309	$5,954	$6,231
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$46,287	$52,505	$58,522
Collectively evaluated for impairment	4,251,857	3,682,167	3,122,847
Total recorded investment	$4,298,144	$3,734,672	$3,181,369

Notes to Financial Statements (continued)

Credit Quality Indicators- Mortgage Loans Key credit quality indicators include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	December 31, 2018
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$33,935	$9,533	$43,468
Past due 60-89 days	10,055	1,668	11,723
Past due 90 days or more	12,495	4,245	16,740
Total past due loans	$56,485	$15,446	$71,931
Total current loans	4,241,659	178,607	4,420,266
Total loans	$4,298,144	$194,053	$4,492,197
Other delinquency statistics:
In process of foreclosures, included above (3)	$6,458	$1,450	$7,908
Serious delinquency rate (4)	0.3%	2.2%	0.4%
Past due 90 days or more still accruing interest	$—	$4,245	$4,245
Loans on nonaccrual status	$15,728	$—	$15,728

(in thousands)	December 31, 2017
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$39,677	$11,390	$51,067
Past due 60-89 days	7,039	2,887	9,926
Past due 90 days or more	17,738	4,959	22,697
Total past due loans	$64,454	$19,236	$83,690
Total current loans	3,670,218	195,382	3,865,600
Total loans	$3,734,672	$214,618	$3,949,290
Other delinquency statistics:
In process of foreclosures, included above (3)	$9,978	$1,055	$11,033
Serious delinquency rate (4)	0.5%	2.3%	0.6%
Past due 90 days or more still accruing interest	$—	$4,959	$4,959
Loans on nonaccrual status	$20,695	$—	$20,695
Notes:
(1) The recorded investment in a loan is the unpaid principal balance, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums, unaccreted discounts and adjustments for hedging. The recorded investment is not net of any valuation allowance.
(2) The Bank has not recorded any allowance for credit losses on government-guaranteed or -insured mortgage loans at December 31, 2018 and December 31, 2017.
(3) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(4) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor’s financial difficulties. The Bank offers a loan modification program for its MPF Program. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $9.1 million and $11.1 million as of December 31, 2018 and December 31, 2017, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Notes to Financial Statements (continued)

Real Estate Owned (REO). The Bank had $2.9 million and $3.9 million of REO reported in Other assets on the Statement of Condition at December 31, 2018 and December 31, 2017, respectively.

Purchases, Sales and Reclassifications. During 2018 and 2017, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Types of Derivatives. The Bank’s Risk Governance Policy establishes guidelines for its use of derivatives. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•	interest rate swaps

•	interest rate swaptions

•	interest rate caps or floors; and

•	futures and forward contracts

Interest Rate Swaps.  An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received or paid by the Bank on derivatives are LIBOR or OIS.

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

Notes to Financial Statements (continued)

Futures and Forwards Contracts. Futures and forwards contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price.

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued by the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances. The fixed-rate obligation and matching derivative are treated as fair value hedge relationships.

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

Firm Commitments. The Bank’s mortgage loan purchase commitments are considered derivatives and are recorded at fair value. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Because the market in which the purchase of MPF loans differs from the principal market, the transaction price may not equal fair value on the date of the inception of the commitment and may result in a gain or loss for the Bank.

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

	December 31, 2018
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,062,453	$9,858	$60,119
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,259,799	$7,701	$24,533
Interest rate caps or floors	1,435,000	2,267	—
Mortgage delivery commitments	17,391	29	22
Total derivatives not designated as hedging instruments:	$7,712,190	$9,997	$24,555
Total derivatives before netting and collateral adjustments	$45,774,643	$19,855	$84,674
Netting adjustments and cash collateral (1)		90,414	(59,163)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$110,269	$25,511

Notes to Financial Statements (continued)

	December 31, 2017 (2)
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$30,017,995	$4,185	$45,302
Derivatives not designated as hedging instruments:
Interest rate swaps	$8,285,437	$3,727	$17,423
Interest rate caps or floors	6,455,000	1,464	—
Mortgage delivery commitments	25,487	4	61
Total derivatives not designated as hedging instruments	$14,765,924	$5,195	$17,484
Total derivatives before netting and collateral adjustments	$44,783,919	$9,380	$62,786
Netting adjustments and cash collateral (1)		71,376	(43,265)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$80,756	$19,521
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $154.8 million and $114.6 million at December 31, 2018 and December 31, 2017, respectively. Cash collateral received was $5.2 million for December 31, 2018 and was immaterial at December 31, 2017.
(2) To conform with current presentation, $11.2 million of variation margin received from the Clearing House has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included in netting adjustments and cash collateral.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Year ended December 31,
(in thousands)	2018	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps (1)	$415	$1,193	$3,307
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$9,573	$12,776	$(17,908)
Interest rate caps or floors	482	(4,245)	(1,183)
Net interest settlements	(9,075)	(4,683)	864
TBAs	(33)	—	—
Mortgage delivery commitments	(2,387)	(1,058)	1,098
Other	23	23	21
Total net gains (losses) related to derivatives not designated as hedging instruments	$(1,417)	$2,813	$(17,108)
Other - price alignment amount on cleared derivatives	(3,535)	580	—
Net gains (losses) on derivatives and hedging activities	$(4,537)	$4,586	$(13,801)
Note:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness.

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2018, 2017 and 2016.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2018
Hedged item type:
Advances	$18,741	$(18,416)	$325	$38,444
Consolidated obligations – bonds	9,593	(10,795)	(1,202)	(82,065)
AFS securities	29,357	(28,065)	1,292	(3,740)
Total	$57,691	$(57,276)	$415	$(47,361)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2017
Hedged item type:
Advances	$80,621	$(80,759)	$(138)	$(32,613)
Consolidated obligations – bonds	(37,418)	39,519	2,101	6,751
AFS securities	6,158	(6,928)	(770)	(16,683)
Total	$49,361	$(48,168)	$1,193	$(42,545)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2016
Hedged item type:
Advances	$196,099	$(193,558)	$2,541	$(100,091)
Consolidated obligations – bonds	(83,647)	84,094	447	68,153
AFS securities	20,449	(20,130)	319	(23,150)
Total	$132,901	$(129,594)	$3,307	$(55,088)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(3.6) million, $(3.9) million and $(5.1) million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the years ended December 31, 2018, 2017 and 2016.

The Bank had no active cash flow hedging relationships during 2018, 2017 or 2016.

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

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position

Notes to Financial Statements (continued)

exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at December 31, 2018 was $6.8 million. The Bank had no collateral posted against this position. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver $5.5 million of collateral to its derivative counterparties at December 31, 2018.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2018.

Offsetting of Derivative Assets and Derivative Liabilities. When it has met the netting requirements, the Bank presents derivative instruments, related cash collateral, received or pledged and associated accrued interest on a net basis by clearing agent and/or by counterparty. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearing Houses or the Bank’s clearing agent, or both. Based on this analysis, the Bank nets derivative fair values on all of its transactions through a particular clearing agent with a particular Clearing House (including settled variation margin) into one net asset or net liability exposure.  Initial margin posted to the clearing house is presented as a derivative asset.

Notes to Financial Statements (continued)

The following tables present separately the fair value of derivative instruments meeting or not meeting netting requirements. Gross recognized amounts do not include the related collateral received from or pledged to counterparties Net amounts reflect the adjustments of collateral received from or pledged to counterparties.

	Derivative Assets
(in thousands)	December 31, 2018	December 31, 2017 (2)
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$17,899	$5,875
Cleared derivatives	1,927	3,501
Total gross recognized amount	19,826	9,376
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(13,290)	(5,246)
Cleared derivatives	103,704	76,622
Total gross amounts of netting adjustments and cash collateral	90,414	71,376
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	4,609	629
Cleared derivatives	105,631	80,123
Total net amounts after netting adjustments and cash collateral	110,240	80,752
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	29	4
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	29	4
Total derivative assets:
Uncleared derivatives	4,638	633
Cleared derivatives	105,631	80,123
Total derivative assets as reported in the Statement of Condition	110,269	80,756
Net unsecured amount:
Uncleared derivatives	4,638	633
Cleared derivatives	105,631	80,123
Total net unsecured amount	$110,269	$80,756

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2018	December 31, 2017 (2)
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$64,038	$47,316
Cleared derivatives	20,614	15,409
Total gross recognized amount	84,652	62,725
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(57,236)	(39,063)
Cleared derivatives	(1,927)	(4,202)
Total gross amounts of netting adjustments and cash collateral	(59,163)	(43,265)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	6,802	8,253
Cleared derivatives	18,687	11,207
Total net amounts after netting adjustments and cash collateral	25,489	19,460
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	22	61
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	22	61
Total derivative liabilities:
Uncleared derivatives	6,824	8,314
Cleared derivatives	18,687	11,207
Total derivative liabilities as reported in the Statement of Condition	25,511	19,521
Net unsecured amount
Uncleared derivatives	6,824	8,314
Cleared derivatives	18,687	11,207
Total net unsecured amount	$25,511	$19,521
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

Note 12 – Premises, Software and Equipment

Premises, software, and equipment are recorded in Other assets on the Statement of Condition. Premises include leasehold improvements and furniture at the Bank’s leased office space. See Note 20 - Commitments and Contingencies in this Form 10-K for future minimum rentals for operating leases. Software includes purchased and licensed software, as well as the costs to install the software. Software does not include hosting arrangements that are servicing contracts, also referred to as SaaS.

	December 31,
(in thousands)	2018	2017
Computer hardware and software	$49,819	$58,656
Leasehold improvements	2,540	2,540
Equipment and other	1,748	1,898
Total premises, software and equipment, gross	54,107	63,094
Less: Accumulated depreciation and amortization	45,427	54,915
Total premises, software and equipment, net	$8,680	$8,179

Notes to Financial Statements (continued)

Depreciation and amortization expense on premises, software, and equipment was $2.8 million, $3.9 million and $4.3 million for 2018, 2017 and 2016, respectively. There were no material net realized gains (losses) on disposal of premises and equipment for 2018, 2017 or 2016.
Included in total depreciation and amortization expense is amortization expense on software of $2.6 million, $3.5 million and $3.7 million for 2018, 2017 and 2016, respectively. The unamortized software balance was $6.9 million and $7.5 million at December 31, 2018 and 2017, respectively.
For both 2018 and 2017, the Bank capitalized $2.1 million, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and to qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are generally comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2018 and 2017.

	December 31,
(in thousands)	2018	2017
Interest-bearing:
Demand and overnight	$363,853	$514,275
Noninterest-bearing:
Demand and overnight	23,232	23,801
Total deposits	$387,085	$538,076

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,031.6 billion and $1,034.3 billion at December 31, 2018 and December 31, 2017, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued

Notes to Financial Statements (continued)

by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or ever have been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
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
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. The Bank did not have any outstanding balance of index amortizing notes as of December 31, 2018. As of December 31, 2017, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of December 31, 2018 and December 31, 2017.

	December 31,
(in thousands)	2018	2017
Par value of consolidated bonds:
Fixed-rate	$30,158,640	$26,714,743
Step-up	1,902,280	1,675,000
Floating-rate	31,917,500	28,837,500
Conversion bonds - fixed to floating	390,000	390,000
Total par value	64,368,420	57,617,243
Bond premiums	71,636	65,198
Bond discounts	(10,079)	(7,927)
Concession fees	(8,119)	(6,417)
Hedging adjustments	(123,230)	(134,375)
Total book value	$64,298,628	$57,533,722

Notes to Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$37,281,455	2.15%	$28,357,115	1.33%
Due after 1 year through 2 years	14,056,285	2.40	17,184,710	1.44
Due after 2 years through 3 years	3,929,705	2.48	4,062,040	1.78
Due after 3 years through 4 years	2,249,320	2.38	2,357,115	2.11
Due after 4 years through 5 years	2,287,180	2.96	1,701,520	2.12
Thereafter	4,564,475	2.80	3,937,150	2.41
Index amortizing notes	—	—	17,593	5.39
Total par value	$64,368,420	2.30%	$57,617,243	1.53%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2018 and December 31, 2017 .

	December 31,
(in thousands)	2018	2017
Noncallable	$56,277,140	$52,328,243
Callable	8,091,280	5,289,000
Total par value	$64,368,420	$57,617,243

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2018 and December 31, 2017.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2018	2017
Due in 1 year or less	$45,099,735	$33,384,115
Due after 1 year through 2 years	13,149,285	17,061,710
Due after 2 years through 3 years	2,662,705	3,587,040
Due after 3 years through 4 years	1,604,320	1,477,115
Due after 4 years through 5 years	708,900	1,236,520
Thereafter	1,143,475	853,150
Index amortizing notes	—	17,593
Total par value	$64,368,420	$57,617,243

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2018 and December 31, 2017.

	December 31,
(dollars in thousands)	2018	2017
Book value	$36,896,603	$36,193,289
Par value	36,984,987	36,253,187
Weighted average interest rate (1)	2.36%	1.24%
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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2018, 2017, or 2016. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2018, 2017, or 2016. The Bank awards commitments that are disbursed over 24 to 36 months. The Bank has outstanding AHP commitments of $58.3 million, $50.3 million and $43.5 million as of December 31, 2018, 2017 and 2016, respectively.

The following table presents an analysis of the AHP payable for 2018, 2017, and 2016.

(in thousands)	2018	2017	2016
Balance, beginning of the year	$91,563	$76,712	$70,907
Assessments	38,683	37,768	28,924
Subsidy usage, net	(30,668)	(22,917)	(23,119)
Balance, end of the year	$99,578	$91,563	$76,712

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

At December 31, 2018, the Bank was in compliance with all regulatory capital requirements.

Notes to Financial Statements (continued)

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.4 billion and $3.7 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2018. The Bank had $0.4 billion and $3.3 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2017.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,238,722	$5,327,247	$1,052,052	$4,821,638
Total capital-to-asset ratio	4.0%	5.0%	4.0%	4.8%
Total regulatory capital	4,301,712	5,327,247	3,986,520	4,821,638
Leverage ratio	5.0%	7.4%	5.0%	7.3%
Leverage capital	5,377,141	7,990,870	4,983,150	7,232,457

When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 13, 2018, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2018. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2018.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s capital plan.

At December 31, 2018 and December 31, 2017, the Bank had $24.1 million and $5.1 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during 2018, 2017 and 2016.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2018, 2017, and 2016.

(in thousands)	2018	2017	2016
Balance, beginning of the period	$5,113	$5,216	$6,053
Capital stock subject to mandatory redemption reclassified from capital	42,733	6,746	56,110
Redemption/repurchase of mandatorily redeemable stock	(23,747)	(6,849)	(56,947)
Balance, end of the period	$24,099	$5,113	$5,216

As of December 31, 2018, the total mandatorily redeemable capital stock reflected the balance for five institutions. Three institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed. This institution’s withdrawal was completed on January 28, 2019.

Notes to Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2018 and December 31, 2017.

	December 31,
(in thousands)	2018	2017
Due in 1 year or less	$290	$—
Due after 1 year through 2 years	3,787	342
Due after 2 years through 3 years	—	4,256
Due after 3 years through 4 years	22	—
Due after 4 years through 5 years	20,000	515
Total	$24,099	$5,113

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

Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At December 31, 2018, retained earnings were $1,275.9 million, including $924.0 million of unrestricted retained earnings and $351.9 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2018, 2017, and 2016 are presented in the table below.

	Dividend - Annual Yield
	2018		2017		2016
	Membership	Activity	Membership	Activity	Membership	Activity
February	3.5%	6.75%	2.0%	5.0%	3.0%	5.0%
April	3.5%	6.75%	2.0%	5.0%	2.0%	5.0%
July	3.5%	6.75%	2.0%	5.0%	2.0%	5.0%
October	3.5%	6.75%	2.0%	5.0%	2.0%	5.0%

In February 2019, the Bank paid a quarterly dividend equal to an annual yield of 7.75% and 4.5% on activity stock and membership stock, respectively.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for 2018, 2017 and 2016.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2015	$8,748	$72,970	$247	$(1,282)	$80,683
Other comprehensive income (loss) before reclassification:
Net unrealized (losses)	(10,292)	(4,788)	—	—	(15,080)
Net change in fair value of OTTI securities	—	303	—	—	303
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	239	—	—	239
Reclassification adjustment for net (gains) included in net income	(11,291)	(1,300)	—	—	(12,591)
Amortization on hedging activities	—	—	(24)	—	(24)
Pension and post-retirement	—	—	—	(1,234)	(1,234)
December 31, 2016	$(12,835)	$67,424	$223	$(2,516)	$52,296

December 31, 2016	$(12,835)	$67,424	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains	54,045	5,222	—	—	59,267
Net change in fair value of OTTI securities	—	(652)	—	—	(652)
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	959	—	—	959
Amortization on hedging activities	—	—	(23)	—	(23)
Pension and post-retirement	—	—	—	(883)	(883)
December 31, 2017	$41,210	$72,953	$200	$(3,399)	$110,964

December 31, 2017	$41,210	$72,953	$200	$(3,399)	$110,964
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(31,323)	(8,777)	—	—	(40,100)
Reclassifications from OCI to net income:
Non-credit OTTI to credit OTTI	—	957	—	—	957
Amortization on hedging activities	—	—	(24)	—	(24)
Pension and post-retirement	—	—	—	1,349	1,349
December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146

Notes to Financial Statements (continued)

Note 17 – Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Defined Benefit Plan), a tax qualified defined benefit pension plan. The Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC). As a result, certain multiemployer plan disclosures are not applicable to the Defined Benefit Plan. Under the Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers officers and employees of the Bank that meet certain eligibility requirements and were hired prior to January 1, 2019.
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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2017. The Bank’s contributions to the Defined Benefit Plan during 2018 were less than 5% of total plan contributions during the plan year ended June 30, 2017. The Bank’s contributions to the Defined Benefit Plan during 2017 were less than 5% of total plan contributions during the plan year ended June 30, 2016.

(dollars in thousands)	2018		2017		2016
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,000		$7,212		$7,396
Defined Benefit Plan funded status as of July 1	109.9%	(a)	111.3%	(b)	104.7%
Bank’s funded status as of July 1	147.3%		142.4%		129.6%
(a) The Defined Benefit Plan’s funded status as of July 1, 2018 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2018 through March 15, 2019. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2019).
(b) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $4.5 million, $7.0 million and $7.0 million in 2018, 2017, and 2016, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $1.2 million, $1.1 million and $1.0 million for 2018, 2017 and 2016, respectively.

Effective January 1, 2019, for those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank may make an additional contribution to the plan.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $11.4 million at both December 31, 2018 and December 31, 2017, and the Bank recognized operating expenses (income) of $(0.5) million, $1.6 million, and $0.9 million for 2018, 2017 and 2016, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred

Notes to Financial Statements (continued)

compensation agreements. The estimated fair value of the mutual funds was $9.7 million at both December 31, 2018 and December 31, 2017.

Post-retirement Health Benefit Plan.  The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 years or age 60 years with a minimum of ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $1.8 million at December 31, 2018 and $1.9 million at December 31, 2017, respectively.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives hired prior to January 1, 2019. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $8.4 million and $8.1 million at December 31, 2018 and December 31, 2017, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. The estimated fair value of the mutual funds was $2.0 million at both December 31, 2018 and December 31, 2017.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” and amounts recognized in AOCI. In addition, the Bank recognized $1.7 million, $1.5 million, and $1.3 million in expense related to these two plans during 2018, 2017 and 2016, respectively, of which the service cost component was recognized in “Compensation and benefits” expense and all other costs were recognized in “Other operating” expense.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2018	2017	2018	2017	2018	2017
Benefit obligations	$10,978	$11,111	$1,784	$1,946	$12,762	$13,057
Unrealized actuarial gains (losses) in AOCI	$(2,725)	$(3,882)	$675	$483	$(2,050)	$(3,399)

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

Notes to Financial Statements (continued)

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2018	2017
Advances	$63,112,341	$56,819,556
Letters of credit (1)	4,839,828	4,612,680
MPF loans	570,986	696,204
Deposits	8,824	32,420
Capital stock	2,729,092	2,470,117
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2018	2017	2016
Interest income on advances (1)	$1,184,035	$736,171	$392,328
Interest income on MPF loans	33,269	42,266	52,185
Letters of credit fees	5,911	6,797	8,574
Note:
(1) For 2018, 2017 and 2016, respectively, includes contractual interest income of $1,151.4 million, $751.5 million, and $441.9 million; net interest settlements on derivatives in fair value hedge relationships of $32.5 million, $(18.2) million, and $(52.1) million; and total amortization of basis adjustments of $0.1 million, $2.8 million, and $2.5 million.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2018	2017	2016
Servicing fee expense	$3,076	$2,522	$1,398

	December 31,
(in thousands)	2018	2017
Interest-bearing deposits maintained with FHLBank of Chicago	$5,411	$5,340

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During 2018 and 2016, there was no lending or borrowing activity between the Bank and other FHLBanks. During 2017, the total amount borrowed from and repaid to other FHLBanks was $1.0 billion. There was no lending to other FHLBanks during the same period.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2018, 2017 and 2016, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2018, 2017 and 2016.

Notes to Financial Statements (continued)

Note 19– Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2018 and December 31, 2017. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2018 and December 31, 2017 are presented in the table below.
Fair Value Summary Table

	December 31, 2018
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$71,320	$71,320	$—	$—	$—	$71,320
Interest-bearing deposits	2,123,240	2,117,829	5,411	—	—	2,123,240
Federal funds sold	4,740,000	—	4,739,984	—	—	4,739,984
Securities purchased under agreement to resell (2)	1,000,000	—	1,000,032	—	—	1,000,032
Trading securities	1,281,053	—	1,281,053	—	—	1,281,053
AFS securities	7,846,257	—	7,436,707	409,550	—	7,846,257
HTM securities	3,086,032	—	2,894,813	206,320	—	3,101,133
Advances	82,475,547	—	82,408,752	—	—	82,408,752
Mortgage loans held for portfolio, net	4,461,612	—	4,381,484	—	—	4,381,484
BOB loans, net	17,371	—	—	17,371	—	17,371
Accrued interest receivable	234,161	—	234,161	—	—	234,161
Derivative assets	110,269	—	19,855	—	90,414	110,269
Liabilities:
Deposits	$387,085	$—	$387,085	$—	$—	$387,085
Discount notes	36,896,603	—	36,891,722	—	—	36,891,722
Bonds	64,298,628	—	64,125,928	—	—	64,125,928
Mandatorily redeemable capital stock (3)	24,099	24,571	—	—	—	24,571
Accrued interest payable (3)	226,537	—	226,065	—	—	226,065
Derivative liabilities	25,511	—	84,674	—	(59,163)	25,511

Notes to Financial Statements (continued)

	December 31, 2017
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$3,414,992	$3,414,992	$—	$—	$—	$3,414,992
Interest-bearing deposits	280,340	275,000	5,340	—	—	280,340
Federal funds sold	5,650,000	—	5,649,868	—	—	5,649,868
Securities purchased under agreement to resell (2)	500,000	—	499,999	—	—	499,999
Trading securities	399,296	9,657	389,639	—	—	399,296
AFS securities	9,044,387	2,015	8,517,829	524,543	—	9,044,387
HTM securities	1,883,051	—	1,611,151	283,383	—	1,894,534
Advances	74,279,798	—	74,242,369	—	—	74,242,369
Mortgage loans held for portfolio, net	3,923,123	—	3,921,976	—	—	3,921,976
BOB loans, net	14,083	—	—	14,083	—	14,083
Accrued interest receivable	164,459	—	164,459	—	—	164,459
Derivative assets (4)	80,756	—	9,380	—	71,376	80,756
Liabilities:
Deposits	$538,076	$—	$538,076	$—	$—	$538,076
Discount notes	36,193,289	—	36,185,419	—	—	36,185,419
Bonds	57,533,722	—	57,439,681	—	—	57,439,681
Mandatorily redeemable capital stock (3)	5,113	5,201	—	—	—	5,201
Accrued interest payable (3)	118,473	—	118,384	—	—	118,384
Derivative liabilities (4)	19,521	—	62,786	—	(43,265)	19,521
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2018 and December 31, 2017. These instruments’ maturity term is overnight.
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

Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities) and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Notes to Financial Statements (continued)

Level 3 Inputs - Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2018 or 2017.

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

As of December 31, 2018, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. In addition, there were minimal outliers to evaluate. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2018, the Bank classified private label MBS as Level 3.

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

The discounted cash flow analysis used to determine the net present value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	Discount rate assumption. OIS curve through contractual term.

•	Forward interest rate assumption. LIBOR Swap curve or OIS curve through contractual term.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement and a pricing adjustment reflective of the secondary mortgage market.

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

The Banks credit risk exposure on cleared derivatives is mitigated through the delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. This is executed through the use of a central counterparty, CME). Variation margin payments are daily settlement payments rather than collateral. Initial margin continues to be treated as collateral and accounted for separately.

The fair values of derivatives are netted by clearing agent and/or by counterparty pursuant to the provisions of each of the Bank’s netting agreements. If these netted amounts are positive, they are classified as an asset and, if negative, as a liability.

Impaired Mortgage Loans Held for Portfolio and REO. The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at December 31, 2018 and December 31, 2017. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$997,061	$—	$—	$997,061
GSE and TVA obligations	—	283,992	—	—	283,992
Total trading securities	$—	$1,281,053	$—	$—	$1,281,053
AFS securities:
Non-MBS:
GSE and TVA obligations	$—	$1,785,317	$—	$—	$1,785,317
State or local agency obligations	—	245,939	—	—	245,939
MBS:
U.S. obligations single-family MBS	—	218,494	—	—	218,494
GSE single-family MBS	—	2,581,503	—	—	2,581,503
GSE multifamily MBS	—	2,605,454	—	—	2,605,454
Private label residential MBS	—	—	409,550	—	409,550
Total AFS securities	$—	$7,436,707	$409,550	$—	$7,846,257
Derivative assets:
Interest rate related	$—	$19,826	$—	$90,414	$110,240
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$19,855	$—	$90,414	$110,269
Total recurring assets at fair value	$—	$8,737,615	$409,550	$90,414	$9,237,579
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$84,652	$—	$(59,163)	$25,489
Mortgage delivery commitments	—	22	—	—	22
Total recurring liabilities at fair value (3)	$—	$84,674	$—	$(59,163)	$25,511
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,965	$—	$8,965
REO	—	—	6,621	—	6,621
Total non-recurring assets at fair value	$—	$—	$15,586	$—	$15,586

Notes to Financial Statements (continued)

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(2)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE and TVA obligations	$—	$389,639	$—	$—	$389,639
Mutual funds	9,657	—	—	—	9,657
Total trading securities	$9,657	$389,639	$—	$—	$399,296
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$2,820,779	$—	$—	$2,820,779
State or local agency obligations	—	269,364	—	—	269,364
Mutual funds	2,015	—	—	—	2,015
MBS:
U.S. obligations single-family MBS	—	179,273	—	—	179,273
GSE single-family MBS	—	2,665,795	—	—	2,665,795
GSE multifamily MBS	—	2,582,618	—	—	2,582,618
Private label residential MBS	—	—	524,543	—	524,543
Total AFS securities	$2,015	$8,517,829	$524,543	$—	$9,044,387
Derivative assets:
Interest rate related(2)	$—	$9,376	$—	$71,376	$80,752
Mortgage delivery commitments	—	4	—	—	4
Total derivative assets	$—	$9,380	$—	$71,376	$80,756
Total recurring assets at fair value	$11,672	$8,916,848	$524,543	$71,376	$9,524,439
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related (2)	$—	$62,725	$—	$(43,265)	$19,460
Mortgage delivery commitments	—	61	—	—	61
Total recurring liabilities at fair value (3)	$—	$62,786	$—	$(43,265)	$19,521
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$17,329	$—	$17,329
REO	—	—	8,096	—	8,096
Total non-recurring assets at fair value	$—	$—	$25,425	$—	$25,425
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

There were no transfers between Levels 1 or 2 during 2018, 2017, or 2016.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017 and 2016. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during 2018, 2017 or 2016.

	AFS Private Label MBS-Residential Year Ended December 31, 2018	AFS Private Label MBS-Residential Year Ended December 31, 2017
Balance, beginning of period	$524,543	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	15,419	20,636
Net OTTI losses, credit portion	(957)	(959)
Net unrealized gains (losses) on AFS in OCI	(67)	159
Reclassification of non-credit portion included in net income	957	959
Net change in fair value on OTTI AFS in OCI	—	(652)
Unrealized gains (losses) on OTTI AFS in OCI	(8,777)	5,222
Purchases, issuances, sales, and settlements:
Settlements	(121,568)	(174,798)
Balance at December 31	$409,550	$524,543
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31	$14,462	$17,210

	AFS Private Label MBS-Residential Year Ended December 31, 2016	AFS Private Label MBS-HELOCs Year Ended December 31, 2016 (1)
Balance, beginning of period	$822,740	$9,168
Total gains (losses) (realized/unrealized) included in:
Sale of AFS	(117)	1,417
Accretion of credit losses in interest income	18,566	203
Net OTTI losses, credit portion	(239)	—
Net unrealized gains on AFS in OCI	29	—
Reclassification of non-credit portion included in net income	356	(1,417)
Net change in fair value on OTTI AFS in OCI	303	—
Unrealized (losses) on OTTI AFS in OCI	(4,609)	(179)
Purchases, issuances, sales, and settlements:
Sales	(8,609)	(8,510)
Settlements	(154,444)	(682)
Balance at December 31	$673,976	$—
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2016	$18,327	$—
Notes:
(1) All AFS Private Label MBS - HELOCs were sold during the first quarter of 2016.

Notes to Financial Statements (continued)

Note 20 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2018			December 31, 2017
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$20,250,625	$—	$20,250,625	$18,965,939
Commitments to fund additional advances and BOB loans	10,987	—	10,987	43,972
Commitments to purchase mortgage loans	17,391	—	17,391	25,487
Unsettled consolidated obligation bonds, at par	196,500	—	196,500	1,076,200
Unsettled consolidated obligation discount notes, at par	583,940	—	583,940	565,000
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $75.3 million and $44.1 million at December 31, 2018 and December 31, 2017, respectively.
(2) Letters of credit in the amount of $3.9 billion and $2.2 billion at December 31, 2018 and December 31, 2017 respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.9 million as of both December 31, 2018 and December 31, 2017, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2018 and December 31, 2017. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding of $8.7 billion and $8.0 billion at December 31, 2018 and December 31, 2017, respectively.

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

Notes to Financial Statements (continued)

Lease Commitments. The Bank charged to operating expense net rental costs of $2.2 million for 2018 and $2.1 million for the years 2017 and 2016, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank. The table below presents the future minimum rentals for operating leases as of December 31, 2018.

December 31, 2018
(in thousands)	Premises and Equipment
2019	$2,117
2020	2,129
2021	2,100
2022	1,985
2023	1,967
Thereafter	2,572
Total	$12,870

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

Notes 1, 8, 11, 14, 15, 16 and 18 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2018.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes ten Member Directors and five Independent Directors. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2017 and 2018, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships. In 2016 and 2015, the Bank included statements on the skill needs identified by the Board (if any) in each year and that diversity should be considered by members when nominating candidates for Member Directorships as well.

Mr. Gerald P. Plush resigned from the Board effective March 31, 2017 as a Delaware Member Director. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board was required to elect an individual to fill the vacant seat for the remainder of the term. The Bank’s Board elected Mr. Madhukar Dayal Chief Executive Officer, Santander Bank, N.A. effective July 25, 2017.

Nomination of Independent Directors

For the remainder of directors (referred to as Independent Directors), the members elect these individuals on a district-wide basis to four-year terms. Independent Directors cannot be officers or directors of a Bank member. Independent Director nominees must meet certain statutory and regulatory eligibility criteria and must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, and risk management practices. In the case of a public interest Independent Director nominee, such nominee must have four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. See 12 C.F.R. 1261.7.

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

Mr. John K. Darr resigned his position as an Independent Director effective December 31, 2018. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board is required to elect an individual to complete the remainder of Mr. Darr’s term.

Ms. Pamela H. Godwin resigned her position as an Independent Director effective December 31, 2017. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board elected Ms. Louise M. Herrle, effective September 10, 2018, to fill the remainder of Ms. Godwin’s term.

Mr. Brian A. Hudson resigned his position as an Independent Director effective April 24, 2017. Pursuant to Finance Agency Regulation 12 C.F.R. 1261.14, the Bank’s Board elected Ms. Teresa Bryce Bazemore, effective August 9, 2017, to fill the remainder of Mr. Hudson’s term. As set forth in the Bank’s filing on Form 8-K on February 4, 2019, Ms. Bazemore has resigned from the Bank’s Board effective February 28, 2019. In accordance with Finance Agency regulations, the Bank’s Board will be required to fill this vacant seat for the remainder of Ms. Bazemore’s term ending December 31, 2020.

In 2017 and 2018, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. Prior to finalizing the Independent Director nominee slate, the Bank’s Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2018, the Bank’s Board selected incumbent director Mr. Glenn R. Brooks as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Brooks was elected to the Bank’s Board in 2018 (for a term beginning January 2019).

In 2017, the Bank’s Board selected incumbent directors Rev. Luis A. Cortés and Mr. Thomas H. Murphy as independent director nominees based on a determination that they met the required regulatory qualifications. In the case of Mr. Murphy he also had information technology expertise which the Board had previously identified as a skill need on the Board. In addition, Rev. Cortés also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

In 2016, the Bank’s Board selected incumbent director Mr. Patrick A. Bond as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Bond also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

2018 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2018 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2018 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2018 designated by the Finance Agency.

In 2018, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Pennsylvania Member Director elected was Jeane M. Vidoni. The West Virginia Member Director re-elected was Bradford E. Ritchie. The Delaware Member Director re-elected was Lynda A. Messick. The Independent Director re-elected was Glenn R. Brooks. Information about the results of the 2018 Member and Independent Director elections, including the votes cast, was reported in Form 8-K filed on November 14, 2018.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2019) regarding each of the Directors currently serving on the Bank’s Board. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name [1]	Age	Director Since	Term Expires	Board Committees
Patrick A. Bond (Independent) [2]	69	2007	2020	(a)(b)(c)(d)(e)(f)(g)(h)
Lynda A. Messick (Member) [3]	66	2011	2022	(a)(b)(c)(d)(e)(f)(g)(h)
Pamela C. Asbury (Member) [4]	54	2015	2019	(c)(e)(h)
James R. Biery (Member)	70	2017	2020	(a)(c)(h)
Glenn R. Brooks (Independent)	55	2015	2022	(d)(e)(h)
Rev. Luis A. Cortés, Jr. (Independent) [5]	61	2007	2021	(d)(f)(g)(h)
Madhukar Dayal (Member) [6]	54	2017	2019	(b)(f)(g)(h)
Louise M. Herrle (Independent) [7]	61	2018	2019	(b)(e)(h)
William C. Marsh (Member)	52	2012	2019	(a)(c)(g)(h)
Brendan J. McGill (Member)	50	2017	2020	(d)(f)(g)(h)
Glenn E. Moyer (Member)	67	2018	2021	(a)(c)(h)
Thomas H. Murphy (Independent) [8]	56	2016	2021	(c)(e)(g)(h)
Charles J. Nugent (Member)	70	2010	2021	(b)(f)(g)(h)
Bradford E. Ritchie (Member)	51	2011	2022	(a)(d)(g)(h)
Jeane M. Vidoni (Member)	58	2019	2022	(b)(f)(h)
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
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole.

1 Pursuant to Finance Agency Regulation, Ms. Teresa B. Bazemore was elected by the Bank’s Board effective August 9, 2017 to fill a seat vacated by Mr. Hudson for a term ending December 31, 2020. See Form 8-K filed by the Bank on August 10, 2017. Ms. Bazemore resigned from the Board effective as of February 28, 2019. In accordance with Finance Agency regulations, the Bank’s Board will be required to fill this vacant seat for the remainder of Ms. Bazemore’s term ending December 31, 2020.
2 Serves on the Executive and ERM Committees and as a non-voting ex-officio member of other committees.
3 Serves on the Executive and ERM Committees and as a non-voting ex-officio member of other committees. Ms. Messick was elected by the Board in 2011 to fill a seat vacated by a Delaware Member Director for a term that ended December 31, 2011. She was again elected in June 2012 to fill a seat vacated by another Delaware Member Director for a term that ended December 31, 2014.
4 Ms. Asbury was originally elected in 2015 by the Board to fill a seat vacated by a Delaware Member Director for a term ending December 31, 2015.
5 Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
6 Pursuant to Finance Agency Regulation, Mr. Dayal was elected by the Bank’s Board to fill a seat vacated by Mr. Plush for a term ending December 31, 2019.
7 Pursuant to Finance Agency Regulation, Ms. Herrle was elected by the Bank’s Board, effective September 10, 2018, to fill a seat vacated by Ms. Godwin for a term ending December 31, 2019. See Form 8-K filed by the Bank on September 14, 2018.
8 Pursuant to Finance Agency Regulation, Mr. Murphy was originally elected by the Bank’s Board effective November 14, 2016 to fill a seat vacated for a term ending December 31, 2017.

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

Lynda A. Messick (Vice Chair). Lynda Messick joined the Board of Directors of the Bank in June 2012. She is a Director of County Bank Delaware and was formerly the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank, a community bank she helped found in 1979.  Ms. Messick also serves as a Vice Chair of Atlantic Community Bankers Bank. Ms. Messick is former Chair of the Nanticoke Health Services board, a nonprofit health care provider in Sussex County Delaware. She left that board in 2018. She is a director of Micronic Technologies, a privately held water technology company.

Pamela C. Asbury. Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 30 years of experience in the insurance industry. She currently serves as Senior Director, Long Term Care Inforce Products. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business and is a certified Six Sigma Black Belt under the GE Capital Project Management Program.

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

Glenn R. Brooks. Glenn Brooks joined the Board of Directors of the Bank in January 2015, and was reelected to the Board of Directors in 2018 for a term beginning January 2019. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for promoting, directing, and overseeing the expansion and growth of the Weiner organization’s development activities and is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. He holds a Bachelor of Business Degree from the College of William & Mary in Virginia. Mr. Brooks is a National Association of Corporate Directors Board Leadership Fellow.

Luis A. Cortés, Jr. Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 450 employees and manages a $42 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital as well as on the Board of the Kimmel Center in Philadelphia. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two of which are focused on financial literacy.

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

Louise M. Herrle. Louise Herrle joined the Board of Directors of the Bank in September 2018. Ms. Herrle is the Managing Director of Capital Markets for Incapital, LLC. She is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs in addition to providing advisory services. Ms. Herrle received her degree from Robert Morris College and has holds a Series 79 and Series 66 license.

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

Brendan J. McGill. Brendan McGill joined the Board of Directors of the Bank in January 2017. Mr. McGill is President and Chief Executive Officer of Harleysville Bank. Mr. McGill has served as a Director and President of Harleysville Financial Corporation since September 2014 and as Chief Operating Officer since June 2010. Previously, Mr. McGill served as Executive Vice President and Chief Financial Officer from May 2009 until September 2014. From February 2000 until May 2009, Mr. McGill served as the company’s Senior Vice President, Treasurer and Chief Financial Officer. Mr. McGill joined the Harleysville Bank in September 1999 as Senior Vice President, Chief Financial Officer and Treasurer.

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

Bradford E. Ritchie. Bradford Ritchie joined the Board of Directors of the Bank in January 2011. Mr. Ritchie is President of Summit Community Bank. Prior to joining Summit Community Bank he served as the President of Charleston Market of United Bank Inc. until July 2008. Before then, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA, a past president of the West Virginia Society of Certified Public Accountants, and a current board member of the Community Bankers of West Virginia. Mr. Ritchie serves on the Board of Trustees of the University of Charleston and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

Jeane M. Vidoni. Jeane Vidoni joined the Board of Directors of the Bank in January 2019. As President and CEO of Penn Community Bank, Ms. Vidoni oversees Pennsylvania’s second largest mutual financial institution. She also represents the five-county greater Philadelphia region on the board of directors of the Pennsylvania Bankers Association and serves on the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Philadelphia. Ms. Vidoni’s distinguished career in banking has spanned more than three decades. She has served in senior positions at local, regional and national financial institutions throughout the Philadelphia region over the course of her professional career. Prior to her tenure at Penn Community Bank, she held leadership roles at several financial institutions, including President and CEO of First Federal of Bucks County; Senior Vice President, Retail Distribution and Sales Incentives at Citizens Bank; Senior Vice President, Sales Manager at Harleysville National Bank; and Senior Vice President, Head of Retail Banking at Progress Bank. Ms. Vidoni earned her Masters in Business Administration from St. Joseph’s University and her BS degree in Business Administration from Muhlenberg College.

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

Currently, the Audit Committee is composed of Messrs. Ritchie (Chair), Biery, Marsh and Moyer. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF. Ms. Bazemore, who served on the Board in 2018 and through February 28, 2019, served as Vice Chair of the Audit Committee.

The Board has determined that Messrs. Ritchie and Marsh are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Ritchie, Marsh, Biery and Moyer are not independent. Ms. Bazemore, who served on the Board in 2018 and through February 28, 2019, is independent under that definition. Messrs. Ritchie, Biery, Marsh and Moyer are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks. Ms. Bazemore is also independent under such rules.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2019) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	64	President and Chief Executive Officer
Kristina K. Williams	54	Chief Operating Officer
John P. Cassidy	55	Chief Information Officer
Carolyn M. McKinney	56	Chief Human Resources Officer
David G. Paulson	54	Chief Financial Officer
Michael A. Rizzo	57	Chief Risk Officer
Dana A. Yealy	59	General Counsel and Corporate Secretary

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

Kristina K. Williams, Chief Operating Officer, joined the Bank in 2004 as Chief Accounting Officer and has held a number of executive positions at the Bank. As Chief Operating Officer, she has responsibility for all member-facing activities, including member relations and strategies, community investment, centralized operational resources, communications and information technology. Ms. Williams became Chief Financial Officer in 2006; Executive Vice President, with additional responsibility for technology and operating services and human resources, in 2010; and Chief Operating Officer in 2011. Previously, Ms.

Williams served as Chief Financial Officer of Wholesale Banking for PNC Financial Services Group, where she also spent time in SEC and regulatory reporting and served as Director of Accounting Policy. Previous experience includes public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated from West Liberty University, received her master’s in Professional Accountancy from West Virginia University and is a CPA. She is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. She is Vice Chair of West Liberty University’s Board of Governors. Ms. Williams serves on the Pennsylvania Bankers Association’s Women in Banking Committee. Additionally, she serves on the Board of Directors and is a past Advocate for Ambition for Strong Women, Strong Girls.

John P. Cassidy joined the Bank in 1999. In January 2012, Mr. Cassidy was promoted to Chief Information Officer. He previously served as the Director of Information Technology since 2005. As Chief Information Officer, Mr. Cassidy is responsible for all aspects of information technology including cyber-security. Prior to joining the Bank, Mr. Cassidy held various IT leadership positions at DuPont, GMAC Mortgage, and Electronic Data Systems. In addition to a BS degree in Computer Science, Mr. Cassidy has an MBA with a focus on Information Technology from the Katz Graduate School of Business at the University of Pittsburgh.

Carolyn M. McKinney joined the Bank in December 2015 as Director, Human Resources and became Chief Human Resources Officer in March, 2017. In her role, Ms. McKinney is responsible for strategic human resources leadership, including design and implementation of key initiatives in diversity and inclusion, talent management, organizational development and compliance. She advises the Board of Directors on executive performance management, succession planning and total rewards strategy, to name a few. Prior to joining the Bank in 2015, Ms. McKinney was Vice President, Human Resources at Peoples Natural Gas LLC. A certified Senior HR professional, Ms. McKinney holds a Bachelor of Fine Arts degree from Carnegie Mellon University, a Master of Science degree in Human Resource Management from La Roche College and has served on several regional non-profit boards, including Habitat for Humanity of Greater Pittsburgh.

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

Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, and corporate secretary functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations. Mr. Yealy chairs the Board of Directors of the Pittsburgh Legal Diversity & Inclusion Coalition. Mr. Yealy is a Board member of the Pittsburgh Civic Light Opera.

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

2018 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2018, the Bank's CEO and other Executives were compensated through a mix of base salary, incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks (using an “Overall Functional Heads” benchmark); and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets (using “Salary Rank” and “Job Specific” matches).

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

For 2018, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts upon future Bank performance. Details regarding the 2018 incentive compensation goals are discussed below.

As discussed above, for 2018, for the CEO and other Executives, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review which, along with consideration of the CEO’s and other Executives’ performance is used to establish their annual base salaries. The following is a list of peers used in the benchmarking.

AIB	East West Bancorp	PacWest Bancorp
Ally Financial Inc.	Fannie Mae	People's United Bank, National Assoc.
Associated Bank	Federal Home Loan Banks (1)	Popular Community Bank
Australia & New Zealand Banking Group	Federal Reserve Banks (2)	PNC Bank
Banco Bilbao Vizcaya Argentaria	Fifth Third Bank	Rabobank
Banco Itau Unibanco	First Citizens Bank	Regions Financial Corporation
Bank Hapoalim	First Republic Bank	Royal Bank of Canada
Bank of America Merrill Lynch	First Tennessee Bank/First Horizon	Royal Bank of Scotland Group
Bank of New York Mellon	FNB Omaha	Santander Bank, NA
Bank of Nova Scotia	Freddie Mac	Signature Bank - NY
Bank of the West	GE Capital	Societe Generale
Bayerische Landesbank	Hancock Bank	Standard Chartered Bank
BBVA Compass	HSBC	State Street Corporation
BMO Financial Group	Huntington Bancshares, Inc.	Sterling National Bank
BNP Paribas	ICBC Financial Services	Sumitomo Mitsui Banking Corporation
BOK Financial Corporation	ING	SunTrust Banks
Branch Banking & Trust Co.	Intesa Sanpaolo	SVB Financial Group
Bremer Financial Corporation	Investors Bancorp, Inc	Synchrony Financial
Capital One	JP Morgan Chase	Synovus
Charles Schwab & Co.	KBC Bank	Sumitomo Mitsui Trust Bank
China Construction Bank	KeyCorp	TD Ameritrade
CIBC World Markets	Landesbank Baden-Wuerttemberg	TD Securities
CIT Group	Lloyds Banking Group	Texas Capital Bank
Citigroup	M&T Bank Corporation	The PrivateBank
Citizens Financial Group	Macquarie Bank	U.S. Bancorp
City National Bank	MB Financial Inc.	UMB Financial Corporation
Comerica	MUFG Bank, Ltd.	Umpqua Holding Corporation
Commerce Bank	MUFG Securities	UniCredit Bank AG
Commerzbank	National Australia Bank	Valley National Bank
Commonwealth Bank of Australia	Natixis	Webster Bank
Crédit Agricole CIB	New York Community Bank	Wells Fargo Bank
Credit Industriel et Commercial - N.Y.	Nord/LB	Westpac Banking Corporation
Cullen Frost Bankers, Inc.	Nordea Bank	Zions Bancorporation
DBS Bank	Norinchukin Bank, New York Branch
DZ Bank	Northern Trust Corporation
Notes:
(1) The Federal Home Loan Bank group includes all of the other Federal Home Loan Banks.
(2) Includes Federal Reserve Banks in Atlanta, Boston, Cleveland, Kansas City, Minneapolis, New York, Richmond, San Francisco and St. Louis.

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

Determining the CEO's Cash Compensation

For 2018, the Human Resources and OMWI Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. After consideration of this analysis, the Board established Mr. Watson’s 2018 base salary at $839,055.

Determining Other Executives' Cash Compensation

In 2018, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources and OMWI Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives. Effective January 1, 2018, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2018 Executive Officer Incentive Compensation Plan (2018 Plan). The 2018 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2018 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	60%	75%	100%
COO	55%	70%	85%
CFO	50%	65%	80%
Other NEOs	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2018 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2018 current awards and deferred incentive award installments would be paid under the 2018 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2018 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2018 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.12.3 to the 2017 Form 10-K for the full terms of the 2018 Plan.

2019 Executive Officer Incentive Compensation Plan (2019 Plan). The 2019 Plan is identical to the 2018 Plan noted above. Following December 31, 2019, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2019 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2019 current awards and deferred incentive award installments would be paid under the 2019 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2020
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2021
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2022
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2023
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2019 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2019” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2019 Plan are the same as set forth in the 2018 Plan described above. See Exhibit 10.15 to this Form 10-K for the full terms of the 2019 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2018.

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

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $275 thousand for 2018.

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

The Bank made the following substantive changes to the plans noted above: (1) for employees hired after December 31, 2018, replacement of the Pentegra Defined Benefit Plan with an additional Thrift Plan company contribution representing 4% of base salary, effective January 1, 2019, and (2) for all employees effective January 1, 2019, a change to the Thrift Plan matching formula to 100% company match up to 6%. This formula replaces the company match formula outlined in the table above.

Rabbi Trust Arrangements

The Bank has established Rabbi trusts to partially help secure benefits under both the SERP and Supplemental Thrift Plan. See the Pension Benefits Table and Nonqualified Deferred Compensation Table and narratives below for more information.

Additional Retirement Benefits

The Bank offers post-retirement medical benefit dollars in the form of a Health Reimbursement Account (HRA) for eligible retirees and their spouses age 65 and older. HRA dollars can be used to purchase individual healthcare coverage and other eligible out-of-pocket healthcare expenses.

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

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2018 and there are no current Interlocks. With respect to independence of the Directors serving on the Committee see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources and OMWI Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources and OMWI Committee has recommended to the Board that the CD&A be included in the Bank’s 2018 Form 10-K.

The Human Resources and OMWI Committee of the Board of Directors

Mr. Brendan J. McGill         Chair
Rev. Luis A. Cortés        Vice Chair
Ms. Jeane M. Vidoni
Mr. Charles J. Nugent
Mr. Madhukar (Duke) Dayal

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2018	$839,055	$—	$839,055	$246,000	$78,233	$2,002,343
	2017	806,783	—	815,271	480,000	72,808	2,174,862
	2016	775,753	—	753,061	360,000	68,737	1,957,551
Kristina K. Williams (2) Chief Operating Officer	2018	$545,029	$—	$472,337	$97,000	$37,418	$1,151,784
	2017	509,373	—	422,452	502,000	46,697	1,480,522
	2016	489,781	—	379,394	276,000	43,561	1,188,736
David G. Paulson (3) Chief Financial Officer	2018	$432,639	$—	$348,628	$72,000	$38,164	$891,431
	2017	404,335	—	302,956	195,000	34,639	936,930
	2016	385,081	—	258,164	109,000	30,787	783,032
Michael A. Rizzo (4) Chief Risk Officer	2018	$395,734	$—	$283,989	$58,000	$23,766	$761,489
	2017	380,513	—	255,581	177,000	30,077	843,171
	2016	365,878	—	228,359	109,000	28,267	731,504
Dana A. Yealy (5) General Counsel	2018	$371,855	$—	$268,133	$208,000	$29,735	$877,723
	2017	357,553	—	241,627	691,000	28,337	1,318,517
	2016	347,139	—	215,805	419,000	27,046	1,008,990
Notes:

(1)
For 2018, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2018 performance against goals as set forth below as well as deferred incentive earned in 2018 under the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. The actual incentive calculation for 2018 performance resulted in a 104.5% of base salary; per the 2018 Plan, the payment must not exceed 100% of base salary rate so the actual payout was capped at 100% of the 2018 base salary rate. All other compensation included employer contributions to defined contribution plans of $74,144 and the remainder is insurance premium contributions. For 2017, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $70,080 and the remainder is insurance premium contributions. For 2016, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as deferred incentive earned in the 2013 as amended, 2014, and 2015 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $68,295 and the remainder is insurance premium contributions.

(2)
For 2018, Ms. Williams’ non-equity incentive plan compensation was the incentive plan described above and was based on the 2018 performance against goals as set forth below as well as deferred incentive earned in 2018 under the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $32,699 and the remainder is insurance premium contributions. For 2017, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $42,446 and the remainder is insurance premium contributions. For 2016, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as deferred incentive earned in the 2013 as amended, 2014, and 2015 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $39,882 and the remainder is insurance premium contributions.

(3)
For 2018, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2018 performance against goals as set forth below as well as deferred incentive earned in 2018 under the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,541 and the remainder is insurance premium contributions. For 2017, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $33,026 and the remainder is insurance premium contributions. For 2016, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as the deferred incentive earned under the 2013 as amended, 2014, and 2015 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $30,764 and the remainder is insurance premium contributions.

(4)
For 2018, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2018 performance against goals as set forth below as well as deferred incentive earned in 2018 under the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $23,744 and the remainder is insurance premium contributions. For 2017, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $30,054 and the remainder is insurance premium contributions. For 2016, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as the deferred incentive earned in the 2013 as amended, 2014, and 2015 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $28,244 and the remainder is insurance premium contributions.

(5)
For 2018, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on the 2018 performance against goals as set forth below as well as deferred incentive earned in 2018 under the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $29,713 and the remainder is insurance premium contributions. For 2017, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $28,314 and the remainder is insurance premium contributions. For 2016, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2016 Form 10-K as well as the deferred incentive earned in the 2013 as amended, 2014, and 2015 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $27,023 and the remainder is insurance premium contributions.

(6)
The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2018, the annual total compensation of the CEO, as reported in the SCT above was $2,002,343, and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $133,885. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 15 to 1.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2018, the Bank’s employee population consisted of 224 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2018 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the entire fiscal year ending December 31, 2018 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2018, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 31 full-time employees who were hired in 2018 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2018 for the 2017 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2018, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2018, rather than use the same median employee identified in the Bank’s 2017 Form 10-K for the year ending December 31, 2017.

For any employee not employed by the Bank on the date that cash incentive awards were paid during 2018 for the 2017 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed on such date. The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2017 Bankwide goals (refer to these goals in Exhibit 10.12.2 in the Bank’s 2017 Form 10-K) and (2) the incentive compensation payouts in 2018 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $133,885 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions.

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

A.
Increase member use of core products by year-end 2018. Core products include: Advances, MPF, letters of credit, safekeeping and four community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, and First Front Door) (30% weighting);

B.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (30% weighting);

C.	Key risk indicator (KRI) performance (10% weighting);

D.	Peer operating expense scorecard - basket of four metrics (10% weighting);

E.	Diversity and inclusion strategic plan (10% weighting); and

F.	Business continuity plan and resiliency (10% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2018 GAAP net income	$347,151
Adjustments:
Advance prepayment fees	$(353)
Mortgage delivery commitments	2,387
Earnings at risk (EaR) and unrealized gain/loss on securities	9,382
Derivative ineffectiveness	(416)
Subtotal - adjustments	$(11,000)
AHP	1,100
Adjusted earnings (non-GAAP)	$357,051

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2018 Plan.

		To Achieve:				Payout % (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2018 Results	CEO	COO	CFO	Other NEOs
A	30%	670	700	750	763	30.00%	25.50%	24.00%	21.00%
B	30%	370	432	490	482 bps	28.97%	24.88%	23.38%	20.38%
C	10%	8 of 12	10 of 12	12	1 month @ Target x 50%; 5 months @ Target; 6 months @ Maximum	8.85%	7.71%	7.23%	6.27%
D	10%	Rank 8	Rank 6	Rank 2	Rank 2	10.00%	8.50%	8.00%	7.00%
E	10%	1 of 3	2 of 3	3 of 3	3	10.00%	8.50%	8.00%	7.00%
F	10%	1 of 3	2 of 3	3 of 3	3	10.00%	8.50%	8.00%	7.00%
Total Payout						97.82%	83.59%	78.61%	68.65%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2018 Plan which is Exhibit 10.12.3 to the Bank’s 2017 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2018 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $(2)	2018 actual incentive payout (A)	2017 deferred incentive $ (B) (4)	2016 deferred incentive $ (C) (5)	2015 deferred incentive $ (D) (6)	Total incentive payout (3)
Winthrop Watson (7)	$839,055	100%	$839,055	$372,228	$165,279	$150,506	$151,042	$839,055
Kristina K. Williams	$545,029	85%	$463,275	$227,788	$89,140	$82,524	$72,884	$472,337
David G. Paulson	$432,639	80%	$346,111	$170,045	$66,547	$60,871	$51,164	$348,628
Michael A. Rizzo	$395,734	70%	$277,014	$135,836	$54,302	$50,159	$43,691	$283,989
Dana A. Yealy	$371,855	70%	$260,299	$127,640	$51,398	$47,642	$41,454	$268,133
Notes:
(1) Base salary in effect on December 31, 2018 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2018 in 2019 (see column A) and the remaining amount will be deferred and contingently payable in 2020, 2021 and 2022.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D).
(4) Based on the provisions of the 2017 Executive Officer Incentive Compensation Plan, the deferral amount from the 2017 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.
(5) Based on the provisions of the 2016 Executive Officer Incentive Compensation Plan, the deferral amount from the 2016 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.
(6) Based on the provisions of the 2015 Executive Officer Incentive Compensation Plan, the deferral amount from the 2015 plan year includes a 25% increase since the deferral criteria were met at the maximum level payout.
(7) The actual incentive calculation for 2018 performance resulted in a 104.5% of base salary for Mr. Watson; per the 2018 Plan, the payment must not exceed 100% of base salary for the CEO so the actual payout was capped at 100% of the 2018 base salary rate.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2018 distributable under the 2015, 2016, 2017 and 2018 plans.

Name and Principal Position	Amount Distributable in 2019	Amount Distributable in 2020	Amount Distributable in 2021	Amount Distributable in 2022	Total(1)
Winthrop Watson President and CEO	$466,827	$486,776	$336,270	$170,992	$1,460,865
Kristina K. Williams Chief Operating Officer	$244,548	$266,576	$184,052	$94,912	$790,088
David G. Paulson Chief Financial Officer	$178,582	$198,271	$137,399	$70,852	$584,104
Michael A. Rizzo Chief Risk Officer	$148,153	$161,060	$110,901	$56,598	$476,712
Dana A. Yealy General Counsel	$140,494	$152,223	$104,581	$53,183	$450,481
Notes:
(1) Based on the provisions of the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans, the deferral amount from the 2015, 2016, and 2017 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $275 thousand for 2018. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2017 and December 31, 2018. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2017, 55% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2017) and 45% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2017. As of December 31, 2018, 55% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2018) and 45% of the benefit is valued using the RP-2000 static mortality table for lump sums projected to 2018. The interest rates used are 3.60% as of December 31, 2017 and 4.22% as of December 31, 2018. The difference between the present value of the December 31, 2018 accrued benefit and the present value of the December 31, 2017 accrued benefit is the “change in pension value” for the Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2017 and December 31, 2018. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2017, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2017). As of December 31, 2018, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2018). As of December 31, 2017, the benefit is valued using an interest rate of 3.60% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 3.00%. As of December 31, 2018, the benefit is valued using an interest rate of 4.22% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 3.75%. The difference between the present value of the December 31, 2018 accrued benefit and the present value of the December 31, 2017 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2018 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2018 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2018 Plan, not actual performance. Actual performance under the 2018 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2018 Grants

Estimated Future Payouts under Non-equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2018	Amount Payable 2019	Amount Payable 2020	Amount Payable 2021	Amount Payable 2022
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $503,433 $629,291 $839,055	50% Payout $251,716 $314,645 $419,527	Deferred Amount $104,882 $131,102 $174,803	Deferred Amount $104,882 $131,102 $174,803	Deferred Amount $104,882 $131,102 $174,803
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $299,766 $381,520 $463,275	50% Payout $149,883 $190,760 $231,637	Deferred Amount $62,451 $79,483 $96,516	Deferred Amount $62,451 $79,483 $96,516	Deferred Amount $62,451 $79,483 $96,516
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $216,319 $281,215 $346,111	50% Payout $108,160 $140,608 $173,055	Deferred Amount $45,067 $58,586 $72,106	Deferred Amount $45,067 $58,586 $72,106	Deferred Amount $45,067 $58,586 $72,106
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $158,294 $217,654 $277,014	50% Payout $79,147 $108,827 $138,507	Deferred Amount $32,978 $45,344 $57,711	Deferred Amount $32,978 $45,344 $57,711	Deferred Amount $32,978 $45,344 $57,711
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $148,742 $204,520 $260,299	50% Payout $74,371 $102,260 $130,149	Deferred Amount $30,988 $42,608 $54,229	Deferred Amount $30,988 $42,608 $54,229	Deferred Amount $30,988 $42,608 $54,229
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

Stated Bank Performance Criteria, 2018. Payment of each deferred incentive award installment in 2020, 2021, and 2022 related to December 31, 2018 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

2019 Grants

Estimated Future Payouts under Non-equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2019	Amount Payable 2020	Amount Payable 2021	Amount Payable 2022	Amount Payable 2023
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $528,604 $660,756 $881,007	50% Payout $264,302 $330,378 $440,504	Deferred Amount $183,543	Deferred Amount $183,543	Deferred Amount $183,543
Kristina K. Williams Chief Operating Officer	Threshold Target Maximum	Total Opportunity $311,757 $396,781 $481,806	50% Payout $155,878 $198,381 $240,903	Deferred Amount $100,376	Deferred Amount $100,376	Deferred Amount $100,376
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $224,972 $292,464 $359,955	50% Payout $112,486 $146,232 $179,978	Deferred Amount $74,991	Deferred Amount $74,991	Deferred Amount $74,991
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $161,459 $222,007 $282,554	50% Payout $80,730 $111,003 $141,277	Deferred Amount $58,865	Deferred Amount $58,865	Deferred Amount $58,865
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $154,692 $212,701 $270,711	50% Payout $77,346 $106,351 $135,355	Deferred Amount $56,398	Deferred Amount $56,398	Deferred Amount $56,398
Note: As described above in the 2019 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2019 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2021, 2022, and 2023 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2019. The actual amount of the payout will be based on the executives' base salary at December 31, 2019.

Under the 2019 Plan, the actual annual award opportunity for January 1, 2019, through December 31, 2019, and payouts are based on a percentage of the executive's base salary as of December 31, 2019. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows.

•
Increase member use of core products by year-end 2019. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door and Home4Good) (30% weighting);

•	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (30% weighting);

•	KRI performance (10% weighting);

•	Peer operating expense scorecard - basket of four metrics (10% weighting);

•	Diversity and inclusion strategic plan (10% weighting); and

•	Data management plan (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2019 Plan. See Exhibit 10.15 to this Form 10-K.

Stated Bank Performance Criteria, 2019. Payment of each deferred incentive award installment in 2021, 2022, and 2023 related to December 31, 2019 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	8.58	$462,000	$—
	SERP	9.08	$1,609,000	$—
Kristina K. Williams Chief Operating Officer	Pentegra Defined Benefit Plan	13.50	$704,000	$—
	SERP	14.00	$1,312,000	$—
David G. Paulson Chief Financial Officer	Pentegra Defined Benefit Plan	8.25	$282,000	$—
	SERP	8.75	$300,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	8.33	$337,000	$—
	SERP	8.83	$302,000	$—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	32.83	$2,069,000	$—
	SERP	33.33	$1,650,000	$—

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2018, Mr. Watson, Ms. Williams, Mr. Rizzo, and Mr. Yealy were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2018	Registrant Contributions in 2018	Aggregate Earnings (Losses) in 2018	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2018
Winthrop Watson President and CEO	$550,368	$67,851	$(236,700)	$—	$3,364,805
Kristina K. Williams Chief Operating Officer	$14,199	$13,626	$(107,025)	$—	$1,561,418
David G. Paulson Chief Financial Officer	$129,589	$30,268	$(61,709)	$—	$768,342
Michael A. Rizzo Chief Risk Officer	$60,648	$17,808	$(32,326)	$—	$624,367
Dana A. Yealy General Counsel	$254,234	$22,276	$(96,159)	$—	$2,439,098

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Amounts shown as "Executive Contributions in 2018" were deferred and reported as "Salary" and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as "Registrant Contributions in 2018" are reported as "All Other Compensation" in the SCT. All contributions comprising a portion of the “Aggregate Balance at December 31, 2018” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2018.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$839,055	52 weeks	$13,151	12 months	$11,000	$863,205
Kristina K. Williams Chief Operating Officer	52 weeks	$545,029	52 weeks	$15,008	12 months	$11,000	$571,037
David G. Paulson Chief Financial Officer	32 weeks	$266,239	32 weeks	$7,354	12 months	$11,000	$284,594
Michael A. Rizzo Chief Risk Officer	32 weeks	$243,529	32 weeks	$8,093	12 months	$11,000	$262,621
Dana A. Yealy General Counsel	52 weeks	$371,855	52 weeks	$13,151	12 months	$11,000	$396,006
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

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Potential Incentive Award(2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning(4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount(7)	Severance/ Defined Contribution Match Amount(6)*	Total
Winthrop Watson President and CEO	$2,508,773	$1,881,580	$19,726	$26,000	$977,000	$1,460,865	$263,421	$7,137,365
Kristina K. Williams Chief Operating Officer	$1,090,058	$763,041	$22,511	$26,000	$752,000	$790,088	$111,186	$3,554,884
David G. Paulson Chief Financial Officer	$865,277	$562,430	$19,726	$26,000	$311,000	$585,104	$85,662	$2,455,199
Michael A. Rizzo Chief Risk Officer	$791,468	$435,307	$19,726	$26,000	$306,000	$476,712	$73,606	$2,128,819
Dana A. Yealy General Counsel	$743,711	$409,041	$19,726	$26,000	$794,000	$450,481	$69,165	$2,512,124
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
(7) The 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2015, 2016, and 2017 current incentive award. The 2018 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2018 current incentive award would also be paid out upon a CIC event along with the 2015, 2016, and 2017 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12.2 to the Bank’s 2014 Form 10-K for the full terms of the 2015 Plan. See Exhibit 10.12.2 to the Bank’s 2015 Form 10-K for the terms of the 2016 Plan. See Exhibit 10.12.3 to the Bank’s 2016 Form 10-K for the terms of the 2017 Plan. See Exhibit 10.12.3 to the Bank’s 2017 Form 10-K for the terms of the 2018 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2018 Directors’ Compensation Policy (2018 Compensation Policy) as adopted by the Bank's Board. Under the 2018 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2018.

	Retainer Fees	Meeting Fees	Total
Board Chair	$70,628	$70,622	$141,250
Board Vice Chair	$59,376	$59,374	$118,750
Committee Chair	$59,376	$59,374	$118,750
Director	$53,124	$53,126	$106,250
The 2018 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2017 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2018 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2018.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Patrick A. Bond (Chair)	$141,250	$22	$141,272
Lynda A. Messick (Vice Chair)	118,750	22	118,772
Pamela C. Asbury	106,250	22	106,272
Teresa B. Bazemore	106,250	22	106,272
James R. Biery	106,769	22	106,791
Glenn R. Brooks	106,250	22	106,272
Luis A. Cortés Jr.	113,283	22	113,305
John K. Darr	97,394	22	97,416
Madhukar (Duke) Dayal	97,394	22	97,416
Louise M. Herrle *	33,940	22	33,962
William C. Marsh	118,750	22	118,772
Brendan J. McGill	118,750	22	118,772
Charlotte B. McLaughlin	118,750	22	118,772
Glenn E. Moyer	106,250	22	106,272
Thomas H. Murphy	108,856	22	108,878
Charles J. Nugent	106,250	22	106,272
Bradford E. Ritchie	118,750	22	118,772
* Served on the Board for only a portion of 2018.

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2018 received the maximum total fees. In 2018, the Bank had a total of eight Board meetings and 59 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $22 per director annual premium for director travel and accident insurance.

For 2019, the Bank's Board adopted and submitted to the Finance Agency the 2019 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2018 Directors’ Compensation Policy. In general, the 2019 Directors' Compensation Policy provides for total fees for the Chair of $145,000; $122,500 for the Vice Chair and for each of the Committee Chairs; and $110,000 for each of the other Directors. See Exhibit 10.4.1 to the Bank’s 2018 Form 10-K for additional details on the 2019 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2019

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$1,006,375,000	26.3%
Ally Bank (b)	200 West Civic Centre Drive Sandy, Utah 84070	707,532,400	18.5%
Chase Bank USA, N.A.	201 North Walnut Street Wilmington, Delaware 19801	537,636,600	14.1%
First National Bank of Pennsylvania	166 Main Street Greenville, Pennsylvania 16125	199,942,500	5.2%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	196,952,700	5.2%
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2019

Name	Address	Capital Stock	% of Total Capital Stock
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	$196,952,700	5.2%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	34,970,200	0.9%
Genworth Life Insurance Company	251 Little Falls Drive Wilmington, Delaware 19808	20,567,900	0.5%
Univest Bank and Trust Company	10 West Broad Street Souderton, Pennsylvania 18964	17,967,100	0.5%
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	17,707,000	0.5%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	7,968,800	0.2%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	5,106,500	0.1%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	4,557,000	0.1%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	3,916,200	0.1%
DNB First, N.A.	4 Brandywine Avenue Downingtown, Pennsylvania 19335	3,900,800	0.1%
County Bank	19927 Shuttle Road Rehoboth Beach, Delaware 19971	360,800	*
*Less than 0.1%.
Note: In accordance with Section 10(c) of the Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans and other indebtedness to the Bank.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Corporate Governance Principles” which are available at www.fhlb-pgh.com by first clicking “About Us” and then “Corporate Governance.” The Corporate Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank’s members.

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with the Bank in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. All directors must adhere to the Bank’s Code of Conduct which addresses conflicts of interest. Under the Code of Conduct, only the Board can grant a waiver of the Code’s requirements in regard to a director or executive officer.

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectability or present other unfavorable terms. Currently, ten of the Bank’s fifteen directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007 (most recently updated effective November 1, 2018); the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2019. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500,000. Through February 28, 2019, the Bank’s total capital contributions to Mountaineer Capital were $475,000. Mountaineer Capital has informed the Bank and its other limited partners that it is no longer seeking further capital contributions.

In December, 2017 under the Related Person Transaction Policy the Governance Committee approved a $392,480 Bank Affordable Housing Program (AHP) grant to an affordable housing project that Esperanza, the non-profit organization for which Director Cortes serves as executive director sponsored; provided that, the project scored well enough under the Bank’s AHP competitive requirements and otherwise complies with the terms of applicable Bank policies. Esperanza is likely to submit additional AHP applications in the future as well. In addition, Esperanza has received charitable contributions for the National Hispanic Prayer Breakfast of $10,000 in 2018 as well as in 2015.

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

In 2018, the Bank engaged in Federal funds transactions with the following related persons:

First National Bank of Pennsylvania. The largest principal amount outstanding with First National Bank of Pennsylvania in 2018 was $400 million and the total amount of interest paid was $6,917,770.

PNC Bank, N.A. The largest principal amount outstanding with PNC Bank, N.A. in 2018 was $800 million and the total amount of interest paid was $1,405,651.

Fulton Bank, N.A. The largest principal amount outstanding with Fulton Bank, N.A. in 2018 was $45 million and the total amount of interest paid was $67,208.

Beginning January 1 through February 28, 2019, the Bank had $1.2 billion additional Federal funds transactions with related persons.

InCapital, the firm for which Ms. Herrle, who joined the Board effective September 10, 2018, serves as a Managing Director, is an approved Bank broker dealer for both debt issuance and Bank investment transactions. Over the past five years the Bank has used InCapital as a broker/dealer in connection with: 1) $4 billion of debt issuance transactions and 2) $129 million of Bank investment purchases. This level of activity in comparison to the overall size of the Bank’s debt and investment portfolios is minor. Additionally, the compensation paid to InCapital in connection with these transactions did not rise to the level of $1 million or 2% of InCapital’s consolidated gross revenues (one of the NYSE independence criteria) and, therefore, did not affect Ms. Herrle’s status as an independent director for purposes of such disclosure requirements.

Charlotte B. McLaughlin served on the Board until December 31, 2018. Prior to Ms. McLaughlin’s service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (PNC Capital Markets) as an authorized Bank broker for Bank investment transactions. Ms. McLaughlin is an executive of PNC Capital Markets. On February 24, 2011, the Governance Committee initially approved (and continued such authorization in 2012 through 2018) under the Related Person Transaction Policy the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank’s applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as a managing member of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee’s determination. There was one Bank investment transaction executed in 2018 (a purchase of a 10-year agency multi-family bond, aggregate principal amount $25 million) in which PNC Capital Markets served as broker. In February 2017, the Committee granted standing authorization to the Bank using PNC Capital Markets as a dealer for consolidated obligations on which the Bank is primary obligor; provided that, PNC Capital Markets satisfies the criteria under applicable Bank policies. Such standing authorization was re-authorized in February 2018. In 2018, the Bank did not issue any consolidated obligation discount notes on which the Bank was the primary obligor and for which PNC Capital Markets served as dealer.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2019, the Committee considered the previously approved member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities. The Committee also approved standing authorization for continued use of InCapital as a broker/dealer to the Bank.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 17. As of February 28, 2019, the Board was comprised of 16 directors: ten Member Directors and six Independent Directors. As set forth in the Bank’s filing on Form 8-K on February 4, 2019, Ms. Bazemore has resigned from the Bank’s Board effective February 28, 2019. In accordance with Finance Agency regulations, the Bank’s Board will be required to fill this vacant seat for the remainder of Ms. Bazemore’s term ending December 31, 2020 as well as the vacant seat of former Director Darr. Consequently, there are currently two vacant Independent Director seats on the Board.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2018 and through February 28, 2019, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2018 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2019 and as of the date of this filing, all members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 28, 2019, with respect to the Bank’s directors, six of the Bank’s Independent Directors, Directors Bond, Bazemore, Brooks, Cortés, Herrle and Murphy are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including both when Director Cortés was a Bank Director and when he was not a Bank Director. For Director Herrle, the Board considered the Bank's transactions with Ms. Herrle's firm, InCapital as discussed above. For Director Darr, who served on the Board through December 31, 2018 the Board determined that he was independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its ten Member Directors, and on February 22, 2019 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Member Director McLaughlin who served on the Board in 2018 but not in 2019, the Board determined that she was not independent as well.

The Board’s Human Resources Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources Committee McGill, Dayal, Nugent and Vidoni are not independent. The Board determined that Director Cortés is independent. With respect to Member Director Messick, who served on the Human Resources Committee in 2018 but not in 2019, the Board determined that she was not independent under the NYSE standards. With respect to Director Brooks who served on the Human Resources Committee in 2018 but not in 2019, the Board determined that he was independent.

The Board has a standing Audit Committee. The Board determined that the Member Directors serving as members of the Bank’s Audit Committee, Directors Ritchie, Biery, Marsh and Moyer are not independent under the NYSE standards for Audit Committee members. The Board determined that Director Bazemore who served on the Board in 2018 and through February 28, 2019 is independent under the NYSE standards. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2018 and 2017 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2018	2017
Audit fees	$841	$819
Audit-related fees	58	71
All other fees	5	4
Total fees	$904	$894

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2018 and 2017.

Audit-related fees consist of fees billed during 2018 and 2017 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of accounting research software and disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2018 and 2017.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $56 thousand and $55 thousand for 2018 and 2017, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statements of Income for each of the years ended December 31, 2018, 2017 and 2016
Statements of Comprehensive Income for each of the years ended December 31, 2018, 2017 and 2016
Statements of Condition as of December 31, 2018 and 2017
Statements of Cash Flows for each of the years ended December 31, 2018, 2017 and 2016
Statements of Changes in Capital for each of the years ended December 31, 2018, 2017 and 2016

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank’s 2018 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
4.1.3	Amended Bank Capital Plan effective October 6, 2014	Incorporated by reference to Exhibit 99.3 to the Bank’s current report on Form 8-K filed on July 29, 2014.
10.1	Severance Policy*	Incorporated by reference to Exhibit 10.1.1 to the Bank’s Form 10-K filed with the SEC on March 8, 2018.
10.1.1	2018 Severance Policy*	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.4	2018 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 to the Bank's Form 10-K filed with the SEC on March 8, 2018.
10.4.1	2019 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.5.2	Supplemental Executive Retirement Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, and October 26, 2012*	Incorporated by reference to Exhibit 10.6 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.2	Supplemental Thrift Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.6.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6.3	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description dated January 1, 2015*	Incorporated by reference to Exhibit 10.6.3 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.7.1	Mortgage Partnership Finance® Consolidated Interbank Agreement dated July 22, 2016	Incorporated by reference to the correspondingly filed Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2016.
10.8	Form of Change in Control Agreement with Executive Officers Yealy and Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.

Exhibit No.	Description	Method of Filing +
10.8.2	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.3	Form of Change in Control Agreement with Executive Officer Paulson*	Incorporated by reference to Exhibit 10.8.4 to the Bank’s Form 10-K filed with the SEC on March 13, 2014.
10.9	Form of Amendment to Change in Control Agreement with Executive Officers Watson, Williams, Paulson, Rizzo, and Yealy effective January 1, 2015*	Incorporated by reference to Exhibit 10.9 to the Bank’s Form 10-K filed with the SEC on March 12, 2015.
10.9.1	August 2016 Form of Executive Officer Severance (CIC) Agreement*	Incorporated by reference to the correspondingly filed Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.10	2014 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12 to the Bank’s Form 10-K filed March 13, 2014.
10.11	2015 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 12, 2015.
10.12	2016 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 10, 2016.
10.13	2017 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 9, 2017.
10.14	2018 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 8, 2018.
10.15	2019 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.16	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.17	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.18	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
10.19	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Filed herewith.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Furnished herewith.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101	Interactive Data File (XBRL)	Filed herewith.
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

Federal Home Loan Bank Office of Finance (OF): FHLBank System’s centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals, and administers REFCORP and the Financing Corporation funding programs.

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

Secured Overnight Financing Rate (SOFR): A secured interbank overnight interest rate and reference rate established as an alternative to LIBOR.
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
TVA: Tennessee Valley Authority

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Date: March 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2019
/s/ David G. Paulson David G. Paulson	Chief Financial Officer (Principal Financial Officer)	March 11, 2019
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2019
*/s/ Patrick A. Bond Patrick A. Bond	Chairman of the Board of Directors	March 11, 2019
*/s/ Lynda A. Messick Lynda A. Messick	Vice Chairman of the Board of Directors	March 11, 2019

*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 11, 2019
*/s/ James R. Biery James R. Biery	Director	March 11, 2019
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 11, 2019
*/s/ Rev. Luis A. Cortés, Jr. Rev. Luis A. Cortés, Jr.	Director	March 11, 2019

Signature	Capacity	Date
*/s/ Madhukar Dayal Madhukar Dayal	Director	March 11, 2019
*/s/ Louise M. Herrle Louise M. Herrle	Director	March 11, 2019
*/s/ William C. Marsh William C. Marsh	Director	March 11, 2019

*/s/ Brendan J. McGill Brendan J. McGill	Director	March 11, 2019
*/s/ Glenn E. Moyer Glenn E. Moyer	Director	March 11, 2019
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 11, 2019
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 11, 2019
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 11, 2019
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 11, 2019
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact, pursuant to Power of Attorney filed herewith