Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Pittsburgh
filed 2019-05-07
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

There were 36,625,524 shares of common stock with a par value of $100 per share outstanding at April 30, 2019.

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

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2018 Form 10-K (2018 Form 10-K), including Risk Factors included in Item 1A of that report.

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

Results of Operations. The Bank's net income totaled $98.0 million for the first quarter of 2019, compared to $78.9 million for the first quarter of 2018. This $19.1 million increase was driven primarily by higher net interest income. Net interest income was $129.9 million for the first quarter of 2019, compared to $109.6 million in the first quarter of 2018. Higher net interest income was primarily due to an increase in average advance balances and higher interest rates. The net interest margin was 51 basis points and 47 basis points for the first quarter of 2019 and 2018, respectively.

Financial Condition. Advances. Advances totaled $75.2 billion at March 31, 2019, a decrease of $7.3 billion compared to $82.5 billion at December 31, 2018. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased compared to December 31, 2018, the term of advances extended. At March 31, 2019, approximately 61% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 54% at December 31, 2018.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. At March 31, 2019, the Bank held $10.5 billion of liquid assets compared to $9.2 billion at December 31, 2018. The Bank maintains its liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). Liquid assets increased by $1.3 billion compared to December 31, 2018 as a result of changes in the liquidity regulations issued by the Finance Agency, effective March 31, 2019.

AFS and Held-to-Maturity (HTM) Investments. The Bank also maintains investments classified as AFS and HTM to enhance earnings. The Bank held $10.7 billion in its investment portfolio at March 31, 2019 compared with $10.9 billion at December 31, 2018. This amount excludes the liquidity investments of $349.4 million invested in U.S. Treasury obligations in the AFS portfolio in the first quarter of 2019.

Consolidated Obligations. The Bank's consolidated obligations totaled $95.4 billion at March 31, 2019, a decrease of $5.8 billion from December 31, 2018. At March 31, 2019, bonds represented 72% of the Bank's consolidated obligations, compared with 64% at December 31, 2018. Discount notes represented 28% of the Bank's consolidated obligations at March 31, 2019 compared with 36% at year-end 2018. The overall decrease in consolidated obligations is largely consistent with the change in advances and total assets.

Capital Position and Regulatory Requirements. Total capital at March 31, 2019 was $5.2 billion, compared to $5.4 billion at December 31, 2018. Total retained earnings at March 31, 2019 were $1,304.3 million, up $28.4 million from $1,275.9 million at year-end 2018, reflecting the Bank's net income for the first three months of 2019 partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $108.7 million at March 31, 2019, an increase of $35.6 million from December 31, 2018. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

In February and April 2019, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.5% annualized on membership stock. These dividends were based on stockholders' average balances for the fourth quarter of 2018 (February dividend) and the first quarter of 2019 (April dividend).

The Bank met all of its capital requirements as of March 31, 2019, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31 2018, the Bank was deemed "adequately capitalized."

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2018 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements.

Condensed Statements of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2019	2018	2018	2018	2018
Net interest income	$129.9	$123.3	$120.1	$117.1	$109.6
Provision for credit losses	0.4	0.3	—	0.4	2.4
Other noninterest income (loss)	4.1	(10.3)	12.0	7.6	1.7
Other expense	24.6	25.8	22.6	22.5	21.2
Income before assessments	109.0	86.9	109.5	101.8	87.7
Affordable Housing Program (AHP) assessment (1)	11.0	8.7	11.0	10.2	8.8
Net income	$98.0	$78.2	$98.5	$91.6	$78.9

Dividends	$69.6	$57.6	$58.8	$56.1	$56.6
Dividends per share	1.83	1.55	1.65	1.53	1.60
Weighted average dividend rate	7.44%	6.43%	6.42%	6.42%	6.42%
Dividend payout ratio (2)	71.01%	73.74%	59.71%	61.26%	71.67%
Return on average equity	7.66%	6.13%	7.99%	7.41%	6.63%
Return on average assets	0.38%	0.31%	0.41%	0.38%	0.33%
Net interest margin (3)	0.51%	0.50%	0.51%	0.49%	0.47%
Regulatory capital ratio (4)	4.99%	4.95%	5.16%	5.08%	5.05%
GAAP capital ratio (5)	5.07%	5.00%	5.24%	5.17%	5.15%
Total average equity to average assets	5.01%	5.11%	5.14%	5.13%	5.05%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2019	2018	2018	2018	2018
Cash and due from banks	$79.9	$71.3	$158.6	$161.9	$252.6
Investments (1)	21,491.1	20,076.6	20,320.1	20,752.4	18,487.2
Advances	75,233.0	82,475.5	68,301.4	76,340.0	70,278.0
Mortgage loans held for portfolio, net	4,526.2	4,461.6	4,332.3	4,171.5	4,018.8
Total assets	101,772.0	107,486.5	93,481.9	101,814.3	93,369.3
Consolidated obligations:
Discount notes	26,731.3	36,896.6	27,756.0	26,988.9	23,905.7
Bonds	68,628.8	64,298.6	59,836.8	68,681.9	63,706.0
Total consolidated obligations	95,360.1	101,195.2	87,592.8	95,670.8	87,611.7
Deposits	623.2	387.0	502.2	551.1	612.4
Total liabilities	96,613.4	102,110.2	88,585.0	96,547.4	88,564.1
Capital stock - putable	3,745.6	4,027.3	3,546.6	3,950.5	3,528.4
Retained earnings	1,304.3	1,275.9	1,255.3	1,215.7	1,180.2
Total capital	5,158.6	5,376.3	4,896.9	5,266.9	4,805.2
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and trading, AFS and HTM investment securities.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2019 and 2018, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2018 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income totaled $98.0 million for the first quarter of 2019, compared to $78.9 million for the first quarter of 2018. This $19.1 million increase was driven primarily by higher net interest income. Net interest income was $129.9 million for the first quarter of 2019, compared to $109.6 million in the first quarter of 2018. Higher net interest income was primarily due to an increase in average advance balances and higher interest rates.

Noninterest income was $4.1 million in the first quarter of 2019, compared to $1.7 million in the same prior-year period. This $2.4 million increase was primarily driven by net gains on investment securities of $10.1 million in the first quarter of 2019, compared to net losses of $8.7 million in the same period in 2018, partially offset by net losses on derivatives and hedging activities of $13.0 million in the first quarter of 2019, compared to net gains of $4.1 million in the same period in 2018. The Bank's return on average equity for the first quarter of 2019 was 7.66% compared to 6.63% for the first quarter of 2018.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2019 and 2018.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2019			2018
(dollars in millions)	Average Balance	Interest Income/ Expense (1)	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (2)	$6,706.9	$40.5	2.45	$8,463.9	$30.4	1.46
Interest-bearing deposits (3)	1,961.8	12.0	2.48	428.2	1.2	1.11
Investment securities (4)	12,437.8	96.7	3.15	11,087.0	67.5	2.47
Advances (5)	77,019.5	538.3	2.83	70,945.9	321.3	1.84
Mortgage loans held for portfolio (6)	4,499.3	42.0	3.79	3,981.3	35.5	3.61
Total interest-earning assets	102,625.3	729.5	2.88	94,906.3	455.9	1.95
Other assets (7)	965.8			805.5
Total assets	$103,591.1			$95,711.8
Liabilities and capital:
Deposits (3)	$493.9	$2.7	2.19	$509.3	$1.7	1.32
Consolidated obligation discount notes	31,144.9	187.0	2.43	27,963.6	95.8	1.39
Consolidated obligation bonds (8)	65,803.7	409.3	2.52	61,851.1	248.7	1.63
Other borrowings	32.9	0.6	7.39	7.2	0.1	5.35
Total interest-bearing liabilities	97,475.4	599.6	2.49	90,331.2	346.3	1.56
Other liabilities	927.5			551.5
Total capital	5,188.2			4,829.1
Total liabilities and capital	$103,591.1			$95,711.8
Net interest spread			0.39			0.39
Impact of noninterest-bearing funds			0.12			0.08
Net interest income/net interest margin		$129.9	0.51		$109.6	0.47
Notes:
(1) On January 1, 2019, the Bank adopted ASU 2017-12. Changes in fair value of derivative instruments and the related hedged item for designated fair value hedges are now included in net interest income for reporting purposes. Prior to adoption, these amounts were reported in other noninterest income.
(2) The average balance of Federal funds sold and securities purchased under agreements to resell and the related interest income and average yield calculations may include loans to other FHLBanks.
(3) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statements of Condition as derivative assets/liabilities.
(4) Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost.
(5) Average balances reflect noninterest-earning hedge accounting adjustments of $(102.7) million and $(179.7) million in 2019 and 2018, respectively.
(6) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(7) The allowance for credit losses and the noncredit portion of OTTI losses on investment securities is reflected in other assets for this presentation.
(8) Average balances reflect noninterest-bearing hedge accounting adjustments of $(101.5) million and $(187.3) million in 2019 and 2018, respectively.

Net interest income for the first quarter of 2019 increased $20.3 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets increased 8.1% due to higher demand for advances, a higher amount of investments and interest-bearing deposits and increased purchases of mortgage loans held for portfolio, partially offset by decreased purchases of Federal funds sold and securities purchased under agreements to resell.

The rate earned on interest-earning assets increased 93 basis points primarily due to a higher yield on advances. Interest income increased across all categories. Interest income on advances, interest-bearing deposits, investments and mortgage loans held for portfolio increased due to both higher volume and an increase in yield. Interest income on Federal funds sold and securities purchased under agreements to resell increased due to an increase in yield. The rate paid on interest-bearing liabilities increased 93 basis points due to higher funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds increased four basis points due to higher interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between three months ended March 31, 2019 and 2018.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2019 compared to 2018
	Three months ended March 31,
(in millions)	Volume	Rate	Total
Federal funds sold	$(7.3)	$17.4	$10.1
Interest-bearing deposits	8.0	2.8	10.8
Investment securities	8.9	20.3	29.2
Advances	29.5	187.5	217.0
Mortgage loans held for portfolio	4.8	1.7	6.5
Total interest-earning assets	$43.9	$229.7	$273.6
Interest-bearing deposits	$(0.1)	$1.1	$1.0
Consolidated obligation discount notes	12.0	79.2	91.2
Consolidated obligation bonds	16.8	143.8	160.6
Other borrowings	0.5	—	0.5
Total interest-bearing liabilities	$29.2	$224.1	$253.3
Total increase in net interest income	$14.7	$5.6	$20.3

Interest income and interest expense both increased in the first quarter of 2019 compared to the first quarter of 2018. Higher rates drove the increases in both interest income and expense augmented by higher volumes. The rate increase was primarily due to an increase in market interest rates as the Federal funds target rate increased multiple times in 2018.

Interest expense on the average consolidated obligations portfolio increased quarter-over-quarter. Rates paid on both discount notes and bonds rose due to the rise in market interest rates. Average discount note and bond balances both increased in the comparison. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2019 and 2018. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,
Product	2019	2018
RepoPlus/Mid-Term Repo	$21,138.6	$21,953.6
Core (Term)	55,963.7	49,053.8
Convertible Select	20.0	118.5
Total par value	$77,122.3	$71,125.9

Variances in total advances shown above were driven primarily by changes in large member activity.

Derivative Effects on Interest Income. On January 1, 2019, the Bank adopted ASU 2017-12. Changes in fair value of derivative instruments and the related hedged item for designated fair value hedges are now included in net interest income for reporting purposes. Prior to adoption, these amounts were reported in other noninterest income. See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations and Note 9- Derivatives and Hedging

Activities in this Form 10-Q for additional information. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$77,019.5	$538.3	2.83	$514.4	2.71	$23.9	0.12
Mortgage loans held for portfolio	4,499.3	42.0	3.79	42.9	3.87	(0.9)	(0.08)
All other interest-earning assets	21,106.5	149.2	2.87	149.7	2.88	(0.5)	(0.01)
Total interest-earning assets	$102,625.3	$729.5	2.88	$707.0	2.79	$22.5	0.09
Liabilities:
Consolidated obligation bonds	$65,803.7	$409.3	2.52	$379.8	2.34	$29.5	0.18
All other interest-bearing liabilities	31,671.7	190.3	2.44	190.3	2.44	—	—
Total interest-bearing liabilities	$97,475.4	$599.6	2.49	$570.1	2.37	$29.5	0.12
Net interest income/net interest spread		$129.9	0.39	$136.9	0.42	$(7.0)	(0.03)

Three Months Ended March 31, 2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$70,945.9	$321.3	1.84	$324.1	1.85	$(2.8)	(0.01)
Mortgage loans held for portfolio	3,981.3	35.5	3.61	36.3	3.69	(0.8)	(0.08)
All other interest-earning assets	19,979.1	99.1	2.01	101.8	2.07	(2.7)	(0.06)
Total interest-earning assets	$94,906.3	$455.9	1.95	$462.2	1.98	$(6.3)	(0.03)
Liabilities:
Consolidated obligation bonds	$61,851.1	$248.7	1.63	$241.1	1.58	$7.6	0.05
All other interest-bearing liabilities	28,480.1	97.6	1.39	97.6	1.39	—	—
Total interest-bearing liabilities	$90,331.2	$346.3	1.56	$338.7	1.52	$7.6	0.04
Net interest income/net interest spread		$109.6	0.39	$123.5	0.46	$(13.9)	(0.07)

The use of derivatives reduced net interest income and net interest spread for the three months ended March 31, 2019 and 2018. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based and OIS-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR and OIS benchmark interest rates. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations, which convert the interest rates on those instruments from a fixed rate to a LIBOR-based or OIS-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income.
The Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans was $0.4 million for the first quarter of 2019 compared to $2.4 million for the first quarter of 2018. The decrease was primarily attributable to a non-recurring adjustment to the MPF Plus product which was made in the first quarter of 2018.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2019	2018
Net OTTI losses	$—	$(0.3)
Net gains (losses) on investment securities	10.1	(8.7)
Net gains (losses) on derivatives and hedging activities	(13.0)	4.1
Standby letters of credit fees	5.8	5.8
Other, net	1.2	0.8
Total other noninterest income	$4.1	$1.7

The Bank's higher total other noninterest income for the first quarter of 2019 compared to the same prior year period was primarily due to the positive variance in net gains (losses) on investment securities, partially offset by the negative variance in net gains (losses) on derivatives and hedging activities. The net gains on investment securities reflects the impact of fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio. The activity related to derivatives and hedging is discussed in more detail below.

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

The Bank's hedging strategies consist of fair value accounting hedges and economic hedges. For 2019, due to the Bank's adoption of ASU 2017-12, fair value hedges impact net interest income and are discussed in more detail above. Economic hedges address specific risks inherent in the Bank's balance sheet, but either they do not qualify for hedge accounting or the Bank does not elect to apply hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes nor does it have any cash flow hedges.

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

On January 1, 2019, the Bank adopted ASU 2017-12. Changes in fair value of the derivative instruments and the related hedged item for designated fair value hedges are now included in net interest income for reporting purposes. Prior to adoption, these amounts were reported in other noninterest income. See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations and Note 9 - Derivatives and Hedging Activities in this Form 10-Q for additional information. The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(4.5)	$(13.1)	$(9.7)	$14.7	$—	$—	$(12.6)
Other (1)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives and hedging activities	$(4.5)	$(13.1)	$(9.7)	$14.7	$—	$(0.4)	$(13.0)

	Three months ended March 31, 2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$1.8	$—	$(0.9)	$—	$—	$1.2
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	4.2	19.2	9.6	(24.2)	(5.5)	—	3.3
Other (1)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives and hedging activities	$4.5	$21.0	$9.6	$(25.1)	$(5.5)	$(0.4)	$4.1
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(12.6) million in the first quarter of 2019 compared to net gains of $3.3 million for the first quarter of 2018. The first quarter 2019 losses were primarily due to decreases in interest rates compared to increases in interest rates during the first quarter of 2018. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $8.1 billion at March 31, 2019 and $7.7 billion at December 31, 2018.

Other Expense

The Bank's total other expenses increased $3.4 million to $24.6 million for the first quarter of 2019, compared to the same prior year period. The increase was primarily due to higher compensation and benefits expenses, including a $2.0 million voluntary contribution to the Bank's defined benefit pension plan in 2019 compared with a $1.0 million contribution in the prior year.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2018 Form 10-K.

Assets

Total assets were $101.8 billion at March 31, 2019, compared with $107.5 billion at December 31, 2018, a decrease of $5.7 billion. The decrease was primarily due to lower advances. Advances totaled $75.2 billion at March 31, 2019, a decrease of $7.3 billion compared to $82.5 billion at December 31, 2018.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the Mortgage Partnership Finance® (MPF®) program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations and high quality liquid assets using full year average balances, was 85.3% and 84.6% as of March 31, 2019 and December 31, 2018, respectively.

Advances. Advances (par) totaled $75.2 billion at March 31, 2019 compared to $82.6 billion at December 31, 2018. At March 31, 2019 the Bank had advances to 171 borrowing members, compared to 184 borrowing members at December 31, 2018. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest borrowers increased to 78.9% of total advances as of March 31, 2019, compared to 77.2% at December 31, 2018.

The following table provides information on advances at par by redemption terms at March 31, 2019 and December 31, 2018.

	March 31,	December 31,
(in millions)	2019	2018
Fixed-rate
Due in 1 year or less (1)	$16,259.4	$22,556.5
Due after 1 year through 3 years	11,921.5	11,897.9
Due after 3 years through 5 years	4,046.0	4,973.7
Thereafter	617.7	632.6
Total par value	$32,844.6	$40,060.7

Fixed-rate, callable or prepayable(1)
Due after 1 year through 3 years	$20.0	$—
Total par value	$20.0	$—

Variable-rate
Due in 1 year or less (1)	$8,686.6	$8,813.9
Due after 1 year through 3 years	14,787.0	17,313.0
Due after 3 years through 5 years	100.0	100.0
Thereafter	3.1	3.1
Total par value	$23,576.7	$26,230.0

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$3,990.0	$6,115.0
Due after 1 year through 3 years	14,375.0	9,725.0
Due after 3 years through 5 years	10.0	10.0
Total par value	$18,375.0	$15,850.0

Other(3)
Due in 1 year or less	$136.5	$147.1
Due after 1 year through 3 years	151.2	161.0
Due after 3 years through 5 years	67.5	75.0
Thereafter	69.4	73.8
Total par value	$424.6	$456.9
Total par balance	$75,240.9	$82,597.6
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2019 or December 31, 2018.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the three months ended March 31, 2019 and 2018. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and Community Financial Institutions (CFIs) (under $1.2 billion).

	March 31,	March 31,
Member Classification	2019	2018
Large	6	5
Regional	14	15
Mid-size	26	22
CFI (1)	143	154
Insurance	12	12
Total borrowing members during the period	201	208
Total membership	288	296
Percentage of members borrowing during the period	69.8%	70.3%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The following table provides information at par on advances by member classification at March 31, 2019 and December 31, 2018.

(in millions)	March 31, 2019	December 31, 2018
Member Classification
Large	$61,390.0	$63,675.0
Regional	4,643.0	8,835.7
Mid-size	3,456.4	4,062.9
CFI	3,290.5	3,739.0
Insurance	1,959.2	1,783.2
Non-member	501.8	501.8
Total	$75,240.9	$82,597.6

As of March 31, 2019, total advances decreased 8.9% compared with balances at December 31, 2018. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2019.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $4.5 billion at both March 31, 2019 and December 31, 2018.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for both the Bank's mortgage loans and BOB loans for the first quarter of 2019 and 2018. Balances regarding the Bank’s loan products are summarized below.

(in millions)	March 31, 2019	December 31, 2018
Advances (1)	$75,233.0	$82,475.5
Mortgage loans held for portfolio, net (2)	4,526.2	4,461.6
Nonaccrual mortgage loans (3)	19.3	16.6
Mortgage loans 90 days or more delinquent and still accruing interest (4)	4.4	4.1
BOB loans, net	16.8	17.3
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

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2019, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.5% of the MPF Original portfolio and 2.1% of the MPF Plus portfolio compared with 0.4% and 2.2%, respectively, at December 31, 2018. The MPF 35 portfolio delinquency remains minimal at 0.07 % and 0.02%, at March 31, 2019 and December 31, 2018, respectively.

Allowance for Credit Losses (ACL). The Bank has not incurred any losses on advances since its inception in 1932. Due to the collateral held as security and the repayment history for advances, specifically in cases where a member fails, management has determined that a zero ACL for advances is supportable under GAAP. This assessment also includes letters of credit, which have the same collateral requirements as advances. For additional information, see discussion regarding collateral policies and standards on the advances portfolio in the Advance Products and Collateral discussion in Item 1. Business in the Bank's 2018 Form 10-K.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2019 and December 31, 2018.

	MPF CE structure March 31, 2019		ACL March 31, 2019
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$5.7	$80.1	$4.6	$(0.9)	$(2.9)	$0.8
MPF 35	7.3	78.8	0.7	—	(0.7)	—
MPF Plus	16.4	7.5	9.0	—	(1.9)	7.1
Total	$29.4	$166.4	$14.3	$(0.9)	$(5.5)	$7.9

	MPF CE structure December 31, 2018		ACL December 31, 2018
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$5.4	$80.0	$4.5	$(1.2)	$(2.9)	$0.4
MPF 35	7.0	74.3	0.3	—	(0.3)	—
MPF Plus	16.5	7.6	8.9	—	(2.0)	6.9
Total	$28.9	$161.9	$13.7	$(1.2)	$(5.2)	$7.3

The ACL on mortgage loans increased $0.6 million during the first three months of 2019 due to an increase in the probability of default for MPF Original loans that are currently performing and a slight increase in the ACL associated with the MPF Plus product. The ACL associated with the MPF 35 product remained zero due to the nature of its credit structure and performance.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio increased by approximately $1.3 billion compared to December 31, 2018, as a result of changes in the liquidity regulations issued by the Finance Agency, effective March 31, 2019.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $11.0 billion and $10.9 billion at March 31, 2019 and December 31, 2018, respectively.

Investment securities, including trading, AFS, and HTM securities, totaled $13.0 billion at March 31, 2019, compared to $12.2 billion at December 31, 2018. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2019	December 31, 2018
Trading securities:
Non-MBS:
U.S. Treasury obligations	$1,591.2	$997.1
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	292.3	284.0
Total trading securities	$1,883.5	$1,281.1
Yield on trading securities	2.46%	2.51%
AFS securities:
U.S. Treasury obligations	349.4	—
GSE and TVA obligations	1,498.4	1,785.3
State or local agency obligations	254.7	245.9
MBS:
U.S. obligations single-family MBS	264.2	218.5
GSE single-family MBS	2,481.0	2,581.5
GSE multifamily MBS	3,162.0	2,605.5
Private label residential MBS	394.6	409.6
Total AFS securities	$8,404.3	$7,846.3
Yield on AFS securities	3.12%	3.05%
HTM securities:
Certificates of deposit	$300.0	$700.0
State or local agency obligations	102.7	102.7
MBS:
U.S. obligations single-family MBS	307.8	325.2
GSE single-family MBS	926.7	899.9
GSE multifamily MBS	862.4	853.0
Private label residential MBS	190.7	205.2
Total HTM securities	$2,690.3	$3,086.0
Yield on HTM securities	3.37%	3.27%
Total investment securities	$12,978.1	$12,213.4
Yield on investment securities	3.07%	3.05%

As of March 31, 2019, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Fannie Mae	$4,542.5	$4,556.5
Freddie Mac	2,924.6	2,943.9
U.S. Treasury	1,940.6	1,940.6
Federal Farm Credit Banks	1,673.5	1,673.5
Total	$11,081.2	$11,114.5

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at March 31, 2019 increased to $623.2 million from $387.0 million at December 31, 2018.

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $95.4 billion at March 31, 2019, a decrease of $5.8 billion from December 31, 2018.

At March 31, 2019, the Bank’s bonds outstanding increased to $68.6 billion compared to $64.3 billion at December 31, 2018. Conversely, discount notes outstanding at March 31, 2019 decreased to $26.7 billion from $36.9 billion at December 31, 2018. The overall decrease in consolidated obligations reflects the decrease in advances during the first quarter of 2019.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. For additional information on the Bank's consolidated obligations, refer to Note 14 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2018 Form 10-K.

Commitments and Off-Balance Sheet Items. As of March 31, 2019, the Bank was obligated to fund approximately $18.0 million in additional advances and BOB loans, $24.1 million of mortgage loans, and to issue $1.2 billion in consolidated obligations. In addition, the Bank had $18.6 billion in outstanding standby letters of credit as of March 31, 2019. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2019		December 31, 2018
Commercial banks	146	$3,421.7	146	$3,629.2
Savings institutions	54	132.9	58	197.9
Insurance companies	29	128.0	29	131.6
Credit unions	57	62.6	56	68.2
Community Development Financial Institution (CDFI)	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	288	$3,745.6	291	$4,027.3
Mandatorily redeemable capital stock		24.0		24.1
Total capital stock		$3,769.6		$4,051.4

The total number of members as of March 31, 2019 decreased by three members compared to December 31, 2018. The Bank lost four members in the first three months of 2019 and added one new member. One member merged with the charter outside of the Bank's district; one member completed their membership withdrawal ; and two members merged with another institution within the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019		December 31, 2018
Member (1)	Capital Stock	% of Total	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$946,375	25.1%	$947,375	23.4%
Ally Bank, Midvale, UT	731,532	19.4	903,532	22.3
Chase Bank USA, N.A., Wilmington, DE	536,575	14.2	537,156	13.3
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $574 million as of March 31, 2019. The Bank's retained earnings were $1,304.3 million at March 31, 2019.

Retained earnings increased $28.4 million to $1,304.3 million at March 31, 2019, compared to $1,275.9 million at December 31, 2018. The increase in retained earnings during the first three months of 2018 reflected net income that was partially offset by $69.6 million of dividends paid. Total retained earnings at March 31, 2019 included unrestricted retained earnings of $932.8 million and restricted retained earnings (RRE) of $371.5 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2018 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	March 31, 2019	December 31, 2018
Permanent capital:
Capital stock (1)	$3,769.6	$4,051.4
Retained earnings	1,304.3	1,275.9
Total permanent capital	$5,073.9	$5,327.3
RBC requirement:
Credit risk capital	$360.7	$375.7
Market risk capital	459.1	577.1
Operations risk capital	246.0	285.9
Total RBC requirement	$1,065.8	$1,238.7
Excess permanent capital over RBC requirement	$4,008.1	$4,088.6
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The decrease in the total RBC requirement as of March 31, 2019 is mainly related to the change in the market risk capital component. The change was driven by the aging of the floating advance portfolio and a decrease in the severity of the scenarios modeled as a result of lower interest rates. The Finance Agency has issued an Advisory Bulletin effective for RBC reporting beginning with the first quarter of 2020, which revises the market risk scenario methodology and significantly lessens the influence of the level of rates on the scenarios under the current requirements. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On March 26, 2019, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2018. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2019.

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2018 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2018 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

During the three months ended March 31, 2019, the Bank updated its critical accounting policy on Accounting for Derivatives as a result of adoption of ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. Effective January 1, 2019, the Bank updated is application of hedge accounting for the designation of a fallback long-haul method for short-cut hedge strategies and the use of qualitative hedge effectiveness assessments for an appropriate subset of fair value relationships. In addition, the Bank modified its presentation of results of fair value hedges within its results of operations. See Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

In addition to evaluating the Bank's private label MBS portfolio under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of the Bank's private label MBS under a more stressed housing price scenario. This additional scenario was used to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended March 31, 2019, if the more stressed housing price scenario had been used in the Bank's OTTI assessment as of March 31, 2019. The more stressed scenario results were immaterial. A more detailed discussion of this analysis is in the OTTI section of Credit and Counterparty Risk - Investments of this Item 2.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

Interim Final Rule on Margin and Capital Requirements for Covered Swap Entities. On March 19, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Finance Agency (collectively, the Agencies) jointly adopted interim final rules (the Interim Rule) amending the Agencies’ regulations that established minimum margin and capital requirements (the Margin Rules) for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Covered Swap Entities) under the jurisdiction of one of the Agencies.

The Interim Rule was adopted to assist Covered Swap Entities and their counterparties upon the expected withdrawal, currently delayed until October 31, 2019, of the United Kingdom (UK) from the European Union (EU), commonly referred to as “Brexit.” If the UK withdraws from the EU without a negotiated agreement between the UK and the EU, Covered Swap Entities located within the UK may not be authorized to continue providing certain financial services to swap counterparties that are located in the EU. The Interim Rule would permit Covered Swap Entities located within the UK to transfer their non-cleared swap portfolios to affiliates or other related entities located within the EU or the United States without subjecting legacy swaps (those swaps entered into before the compliance date of the Margin Rules) to the margin requirements of the Margin Rules, provided that the transfer is made within a year of a non-negotiated Brexit and there are no other amendments to the transactions.

The Bank has UK-based non-cleared swap counterparties that may choose to transfer their non-cleared swap portfolios, including any such swaps with the Bank, to a related entity in the EU or the United States. If any of the Bank's legacy non-cleared swaps are transferred in accordance with the Interim Rule, those swaps will retain legacy status under the Margin Rules.

On April 1, 2019, the Commodity Futures Trading Commission (CFTC) adopted its own version of the Interim Rule, which is substantially similar to the Agencies’ Interim Rule, but which applies to Covered Swap Entities that are not subject to the jurisdiction of one of the Agencies. Comments on the Interim Rule were due April 18, 2019 and are due on the CFTC’s version of the Interim Rule on May 31, 2019. The Bank does not expect the Interim Rule (or the CFTC's version of the Interim Rule) to materially affect its financial condition or results of operations.

Final Rule on FHLBank Capital Requirements. On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (the Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the Bank calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that the Bank establish and use its own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLB Liquidity Guidance issued by the Finance Agency in 2018. The Bank does not expect this rule to materially affect its financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits,” which implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

The Bank continues to evaluate the potential impact of the final rule, but currently does not expect the rule to materially affect its financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank’s business activities and the related inherent risks. As part of this framework, the Board has approved a Risk Governance Policy and a Member Products Policy, both of which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, business risk and various forms of operational and technology risk in accordance with Finance Agency regulations and consistent with the Bank’s risk appetite. The Member Products Policy establishes the eligibility and authorization requirements, policy limits and restrictions, and the terms applicable to each type of Bank product or service, as well as collateral requirements. The risk appetite is established by the Board, as are other applicable guidelines in connection with the Bank’s Capital Plan and overall risk management.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include, among others:

•market and interest rate risk;
•credit and counterparty risk;
•liquidity and funding risk; and
•operational and business risk.

In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends, including those described in Item 1A. Risk Factors in the Bank's 2018 Form 10-K. Details regarding the Bank's risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2018 Form 10-K.

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy. The MV/CS ratio was 137.8% at March 31, 2019 and 134.0% at December 31, 2018. The increase was primarily due to the growth in retained earnings and the decline in capital stock as a result of lower advances.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by the Bank's model risk management department, which is separate from the model owner. These model validations may include third-party specialists when appropriate. The model validations are supplemented by performance monitoring by the model owner which is reported to the Bank's model risk management department. In addition the Bank benchmarks model-derived fair values to those provided by third-party services or alternative internal valuation models. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analysis, as well as any changes to the valuation methodologies and inputs, are reported to the Bank's Asset and Liability Committee (ALCO) (or subcommittee of), which is responsible for overseeing market risk.

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

The following table presents the Bank's duration of equity exposure at March 31, 2019 and December 31, 2018. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
March 31, 2019	(0.2)	0.0	0.2	0.3
December 31, 2018	(0.3)	0.1	0.3	0.5

Duration of equity changes in the first three months of 2019 were minimal. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2019	(3)	(28)	(31)	50	72
December 31, 2018	(1)	(16)	(15)	23	23

Changes in ROE spread volatility in the first three months of 2019 primarily reflect the impact of balance sheet management actions (e.g. funding decisions). For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2019 and December 31, 2018.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At March 31, 2019, aggregate TCE was $97.3 billion, comprised of approximately $75.2 billion in advance principal outstanding, $21.6 billion in letters of credit (including forward commitments), $17.0 million in advance commitments, and $421.0 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2018 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At March 31, 2019 and December 31, 2018, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A rating in one of the higher number (i.e., worse) categories indicates that a member exhibits well defined financial weaknesses as described in the Bank's policy. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. Insurance company members are rated on the same credit scale as depository institutions, but the analysis includes both quantitative and qualitative factors. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

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

The following table presents the Bank’s top five members with respect to their TCE at March 31, 2019.

	March 31, 2019
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$25,310.8	26.0%
Ally Bank, UT (2)	17,571.2	18.1
Chase Bank USA, National Association, DE	13,024.9	13.4
TD Bank, National Association, DE	10,224.1	10.5
Santander Bank, National Association, DE (3)	5,756.3	5.9
	71,887.3	73.9
Other financial institutions	25,431.6	26.1
Total TCE outstanding	$97,318.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of March 31, 2019.

	March 31, 2019
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$20,500.0	27.2%
Ally Bank, UT (2)	17,525.0	23.3
Chase Bank USA, National Association, DE	13,000.0	17.3
Santander Bank, National Association, DE (3)	4,900.0	6.5
BNY Mellon, National Association, PA	3,425.0	4.6
	59,350.0	78.9
Other borrowers	15,890.9	21.1
Total advances	$75,240.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date March 31, 2019 balances for the five largest borrowers totaled $59.6 billion, or 77.3% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of March 31, 2019 and December 31, 2018. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances.

(dollars in millions)	March 31, 2019	December 31, 2018
Letters of credit:
Public unit deposit	$18,611.4	$20,250.6
Total (1)	$18,611.4	$20,250.6
Notes:
(1) For March 31, 2019 and December 31, 2018, respectively, excludes approved requests to issue future standby letters of credit of $1,912.0 million and $75.3 million; also excludes available master standby letters of credit of $1,116.6 million and $1,049.4 million at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, the Bank had a concentration of letters of credit with two members (TD Bank and PNC Bank) totaling $12.3 billion or 66.1% of the total amount. At December 31, 2018, $12.1 billion or 59.8% of the letters of credit were concentrated with these same two members.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2018 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2018 Form 10-K.

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

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$83,484.8	42.3%	$20,995.3	90.9%	$14.1	1.1%	$104,494.2	47.2%
High quality investment securities	5,835.3	3.0	2,095.5	9.1	1,229.2	97.1	9,160.0	4.1
ORERC (1) /CFI eligible collateral	89,259.0	45.3	—	—	23.2	1.8	89,282.2	40.3
Multi-family residential mortgage loans	18,595.2	9.4	—	—	0.1	—	18,595.3	8.4
Total eligible collateral value	$197,174.3	100.0%	$23,090.8	100.0%	$1,266.6	100.0%	$221,531.7	100.0%
Total TCE	$78,241.9	80.4%	$18,117.2	18.6%	$959.8	1.0%	$97,318.9	100.0%
Number of members	186	88.2%	12	5.7%	13	6.1%	211	100.0%

	December 31, 2018
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$84,382.9	40.7%	$20,917.0	92.4%	$14.3	1.1%	$105,314.2	45.5%
High quality investment securities	11,484.7	5.5	1,719.3	7.6	1,252.5	97.1	14,456.5	6.2
ORERC/CFI eligible collateral	92,568.1	44.6	—	—	23.5	1.8	92,591.6	40.0
Multi-family residential mortgage loans	19,173.1	9.2	—	—	0.1	—	19,173.2	8.3
Total eligible collateral value	$207,608.8	100.0%	$22,636.3	100.0%	$1,290.4	100.0%	$231,535.5	100.0%
Total TCE	$86,398.3	82.8%	$16,986.0	16.2%	$1,012.7	1.0%	$104,397.0	100.0%
Number of members	193	88.5%	12	5.5%	13	6.0%	218	100.0%
Note:
(1) Other real estate related collateral

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2019 and December 31, 2018, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2019(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,597.8	$—	$—	$—	$1,597.8
Securities purchased under agreements to resell	—	—	—	250.0	1,000.0	—	1,250.0
Federal funds sold	—	1,860.0	3,800.0	—	—	—	5,660.0
Total money market investments	—	1,860.0	5,397.8	250.0	1,000.0	—	8,507.8
Investment securities:
U.S. Treasury obligations	—	1,940.6	—	—	—	—	1,940.6
Certificates of deposit	—	100.0	200.0	—	—	—	300.0
GSE and TVA obligations	—	1,790.7	—	—	—	—	1,790.7
State or local agency obligations	25.8	331.6	—	—	—	—	357.4
Total non-MBS	25.8	4,162.9	200.0	—	—	—	4,388.7
U.S. obligations single-family MBS	—	572.0	—	—	—	—	572.0
GSE single-family MBS	—	3,407.7	—	—	—	—	3,407.7
GSE multifamily MBS	—	4,024.4	—	—	—	—	4,024.4
Private label residential MBS	—	37.3	46.8	39.0	196.7	265.5	585.3
Total MBS	—	8,041.4	46.8	39.0	196.7	265.5	8,589.4
Total investments	$25.8	$14,064.3	$5,644.6	$289.0	$1,196.7	$265.5	$21,485.9

	December 31, 2018 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,117.8	$—	$—	$—	$2,117.8
Securities purchased under agreements to resell	—	—	—	—	1,000.0	—	1,000.0
Federal funds sold	—	1,000.0	3,590.0	150.0	—	—	4,740.0
Total money market investments	—	1,000.0	5,707.8	150.0	1,000.0	—	7,857.8
Investment securities:
U.S. Treasury obligations	—	997.1	—	—	—	—	997.1
Certificates of deposit	—	200.0	500.0	—	—	—	700.0
GSE and TVA obligations	—	2,069.3	—	—	—	—	2,069.3
State or local agency obligations	25.4	323.2	—	—	—	—	348.6
Total non-MBS	25.4	3,589.6	500.0	—	—	—	4,115.0
U.S. obligations single-family MBS	—	543.7	—	—	—	—	543.7
GSE single-family MBS	—	3,481.4	—	—	—	—	3,481.4
GSE multifamily MBS	—	3,458.5	—	—	—	—	3,458.5
Private label residential MBS	—	40.9	53.0	47.5	197.4	276.0	614.8
Total MBS	—	7,524.5	53.0	47.5	197.4	276.0	8,098.4
Total investments	$25.4	$12,114.1	$6,260.8	$197.5	$1,197.4	$276.0	$20,071.2
Notes:
(1) Balances exclude total accrued interest of $44.5 million and $35.6 million for March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019, the Bank had unsecured exposure to 16 counterparties totaling $7.6 billion, with four counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2019 and December 31, 2018. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	March 31, 2019	December 31, 2018
Interest-bearing deposits	$1,597.8	$2,117.8
Certificates of deposit	300.0	700.0
Federal funds sold	5,660.0	4,740.0
Total	$7,557.8	$7,557.8
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2019, 59.7% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2019, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2019 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$3,047.8	$3,047.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	1,000.0
Canada	—	1,050.0	1,050.0
Finland	560.0	—	560.0
France	—	100.0	100.0
Germany	—	600.0	600.0
Netherlands	—	800.0	800.0
Sweden	400.0	—	400.0
Total U.S. branches and agency offices of foreign commercial banks	1,960.0	2,550.0	4,510.0
Total unsecured investment credit exposure	$1,960.0	$5,597.8	$7,557.8

(in millions)
December 31, 2018 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$3,942.8	$150.0	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	100.0	—	100.0
Canada	100.0	1,200.0	—	1,300.0
Finland	100.0	—	—	100.0
France	—	100.0	—	100.0
Germany	—	100.0	—	100.0
Netherlands	—	665.0	—	665.0
Norway	—	100.0	—	100.0
Total U.S. branches and agency offices of foreign commercial banks	1,200.0	2,265.0	—	3,465.0
Total unsecured investment credit exposure	$1,200.0	$6,207.8	$150.0	$7,557.8
Notes:
(1) Ratings are as of the respective dates.
(2) These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank’s internal ratings may differ from those obtained from the NRSROs.
(3) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at March 31, 2019 or December 31, 2018.

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

(in millions)
March 31, 2019
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,047.8	$—	$—	$3,047.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Canada	1,050.0	—	—	1,050.0
Finland	560.0	—	—	560.0
France	—	100.0	—	100.0
Germany	500.0	—	100.0	600.0
Netherlands	800.0	—	—	800.0
Sweden	300.0	100.0	—	400.0
Total U.S. branches and agency offices of foreign commercial banks	4,210.0	200.0	100.0	4,510.0
Total unsecured investment credit exposure	$7,257.8	$200.0	$100.0	$7,557.8

(in millions)
December 31, 2018
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$4,092.8	$—	$—	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	—	100.0	100.0
Canada	1,100.0	—	200.0	1,300.0
Finland	—	—	100.0	100.0
France	—	—	100.0	100.0
Germany	—	100.0	—	100.0
Netherlands	665.0	—	—	665.0
Norway	—	—	100.0	100.0
Total U.S. branches and agency offices of foreign commercial banks	2,765.0	100.0	600.0	3,465.0
Total unsecured investment credit exposure	$6,857.8	$100.0	$600.0	$7,557.8

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $1.9 billion and $1.0 billion at March 31, 2019 and December 31, 2018, respectively.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $9.8 billion at March 31, 2019 and $9.6 billion at December 31, 2018, respectively.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $357.4 million and $348.6 million at March 31, 2019 and December 31, 2018, respectively.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. In late 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at March 31, 2019 was $585.3 million, which was a decrease of $29.5 million from December 31, 2018. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at March 31, 2019 were $64.7 million compared to $65.1 million at December 31, 2018. The weighted average prices on OTTI securities were 87.7 and 87.5 at March 31, 2019 and December 31, 2018, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of March 31, 2019, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2018 Form 10-K.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of March 31, 2019.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$30.9	$6.3	$—	$37.2
A	31.7	15.1	—	46.8
BBB	36.3	—	3.2	39.5
Below investment grade:
BB	41.2	16.2	—	57.4
B	2.8	2.5	—	5.3
CCC	4.5	65.3	—	69.8
CC	—	37.2	—	37.2
D	37.6	9.7	—	47.3
Unrated	141.8	158.7	—	300.5
Total	$326.8	$311.0	$3.2	$641.0
Amortized cost	$276.4	$241.1	$3.2	$520.7
Gross unrealized losses (1)	(0.4)	(0.1)	(0.2)	(0.7)
Fair value	309.1	274.7	3.0	586.8
Net OTTI losses (2)	—	—	—	—
Weighted average fair value/par	94.6%	88.3%	93.8%	91.5%
Original weighted average credit support	6.8	10.3	12.5	8.5
Weighted-average credit support - current	8.1	3.7	44.6	6.1
Weighted avg. collateral delinquency (3)	10.2	13.3	10.8	11.7
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position were both $36.8 million at March 31, 2019.
(2) For the three months ended March 31, 2019.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized an insignificant amount of credit-related OTTI charges in earnings during the three months ended March 31, 2019 and $0.3 million during the three months ended March 31, 2018. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its first quarter of 2019 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Category at origination	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.7	9.3	24.4	7.6
Alt-A	14.4	17.6	36.1	3.7
Subprime	4.2	24.4	55.2	44.6
Total Private Label Residential MBS	14.0	13.6	30.4	5.8

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	March 31, 2019	March 31, 2018
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	38	38
Total OTTI credit loss recorded life-to-date	$458.0	$457.3
Principal write-downs on private label MBS	(151.4)	(157.5)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(7.1)	(7.1)
Remaining amount of previously recognized OTTI credit losses	$183.0	$176.2

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $4.5 million and $5.2 million for the first quarter of 2019 and 2018, respectively; and $163.9 million life-to-date. The OTTI recovered through interest income was recognized on 34 private label MBS securities for both the first three months of 2019 and 2018. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first three months of 2019 and 2018.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing price forecast by five percentage points and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at March 31, 2019. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance in light of its entire MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.5 billion for both March 31, 2019 and December 31, 2018 after an allowance for credit losses of $7.9 million and $7.3 million at March 31, 2019 and December 31, 2018, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2019, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2019, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2019 was $5.4 million and $2.0 million, respectively. The corresponding amounts at December 31, 2018 were $5.1 million and $2.1 million.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2018 Form 10-K for a description of the BOB program. At both March 31, 2019 and December 31, 2018, the allowance for credit losses on BOB loans was $2.6 million.

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

As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2019.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2019.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2019 and December 31, 2018.

(in millions)	March 31, 2019
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$105.0	$2.1	$(1.7)	$0.4
A	94.0	0.6	—	0.6
Cleared derivatives (2)	41,986.1	11.5	111.7	123.2
Liability positions with credit exposure:
Uncleared derivatives
A	1,972.9	(4.8)	5.4	0.6
BBB	1,529.9	(6.3)	7.7	1.4
Total derivative positions with credit exposure to non-member counterparties	45,687.9	3.1	123.1	126.2
Member institutions (3)	24.1	0.1	—	0.1
Total	$45,712.0	$3.2	$123.1	$126.3
Derivative positions without credit exposure	3,424.8
Total notional	$49,136.8

(in millions)	December 31, 2018
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$105.0	$1.0	$(0.5)	$0.5
A	539.0	2.1	(1.0)	1.1
BBB	907.3	3.4	(3.1)	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,414.7	(28.2)	30.7	2.5
BBB	1,610.3	(14.3)	14.6	0.3
Cleared derivatives (2)	38,038.5	—	105.6	105.6
Total derivative positions with credit exposure to non-member counterparties	43,614.8	(36.0)	146.3	110.3
Member institutions (3)	17.4	—	—	—
Total	$43,632.2	$(36.0)	$146.3	$110.3
Derivative positions without credit exposure	2,142.5
Total notional	$45,774.7
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2019. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total notional amount outstanding and net credit exposure as of March 31, 2019 and December 31, 2018.

Notional Greater Than 10%	March 31, 2019			December 31, 2018
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Morgan Stanley Capital	BBB	$1,529.9	21.4	BBB	$1,610.3	20.8
Wells Fargo, NA	A	784.0	11.0	A	899.0	11.6
Societe Generale	A	745.0	10.4	(1)	(1)	(1)
All others	n/a	4,091.8	57.2	n/a	5,226.9	67.6
Total		$7,150.7	100.0		$7,736.2	100.0

Net Credit Exposure Greater Than 10%	March 31, 2019			December 31, 2018
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Morgan Stanley Capital	BBB	$1.4	44.5	(2)	(2)	(2)
BNP Paribas	A	0.6	20.6	A	$0.8	17.6
Toronto Dominion Bank	AA	0.4	12.0	AA	0.5	11.0
Credit Suisse	(2)	(2)	(2)	A	0.9	18.5
All others	n/a	0.7	22.9	n/a	2.5	52.9
Total		$3.1	100.0		$4.7	100.0
Notes:
(1) The percentage of notional was not greater than 10%.

(2) The percentage of credit exposure for the period-end was not greater than 10%.

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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies which enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. In addition, the Bank is required to maintain a level of liquidity in accordance with the FHLBank Act, FHFA regulations and policies established by its management and board of directors. The Finance Agency recently issued an Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB), effective March 31, 2019, that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and letters of credit for members. The Bank's liquidity resources are designed to support these strategies and requirements, which are described further in the Bank's 2018 Form 10-K. As a result of the new liquidity requirements, the Bank increased its liquidity portfolio at March 31, 2019 by $1.3 billion compared to December 31, 2018.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Investor demand for FHLBank debt remains strong. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of March 31, 2019. These ratings measure the likelihood of timely payment of principal and interest. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At March 31, 2019 and December 31, 2018, excess contingency liquidity was approximately $21.6 billion and $18.3 billion, respectively.

Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations. During the first quarter of 2019, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the FHLBank’s short-term debt as an asset of choice. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. In accordance with the Liquidity Guidance AB effective March 31, 2019, one scenario assumes that the Bank cannot access the capital markets for a period of 10 days and during that time members would renew any maturing, prepaid or called advances. The Bank was in compliance with these requirements at March 31, 2019. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2018 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2018 Form 10-K for additional information.

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

Business Risk. Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates for alignment with the Bank's risk appetite.

The Bank continues to evaluate its risks and monitor the changes in the market as it relates to the cessation of LIBOR and the transition to an alternative rate (e.g., Secured Overnight Financing Rate -SOFR).  The Bank has developed a LIBOR transition plan which addresses considerations such as: LIBOR exposure, fallback language, IT systems preparation, and balance sheet management.  The Bank has assessed its current exposure to LIBOR by developing an inventory of all financial instruments impacted. As to its advances agreements with its members, the Bank has added or adjusted fallback language. As to derivatives and investments held by the Bank that are tied to LIBOR, the Bank is monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. In addition, the Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and begun offering SOFR-indexed advance products.  Additionally, the Bank has been executing OIS-indexed derivatives as an alternative interest rate hedging strategy.

For additional information on operating and business risks to the Bank associated with the LIBOR transition, including those items that are dependent actions by third parties and developments in the market, see Risk Factors in Item 1A and the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2018 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Interest income:
Advances	$538,337	$321,267
Interest-bearing deposits	11,984	1,172
Securities purchased under agreements to resell	6,657	1,118
Federal funds sold	33,787	29,297
Trading securities	9,219	2,816
Available-for-sale (AFS) securities	63,128	51,747
Held-to-maturity (HTM) securities	24,359	12,969
Mortgage loans held for portfolio	42,014	35,460
Total interest income	729,485	455,846
Interest expense:
Consolidated obligations - discount notes	186,956	95,811
Consolidated obligations - bonds	409,295	248,759
Deposits	2,670	1,656
Mandatorily redeemable capital stock and other borrowings	600	94
Total interest expense	599,521	346,320
Net interest income	129,964	109,526
Provision for credit losses	426	2,372
Net interest income after provision for credit losses	129,538	107,154
Other noninterest income (loss):
Net OTTI losses (Note 5)	(22)	(262)
Net gains (losses) on investment securities (Note 2 and 3)	10,121	(8,692)
Net gains (losses) on derivatives and hedging activities (Note 9)	(12,971)	4,112
Standby letters of credit fees	5,802	5,788
Other, net	1,156	773
Total other noninterest income	4,086	1,719
Other expense:
Compensation and benefits	14,530	11,800
Other operating	6,992	6,661
Finance Agency	1,597	1,550
Office of Finance	1,538	1,190
Total other expense	24,657	21,201
Income before assessments	108,967	87,672
Affordable Housing Program (AHP) assessment	10,956	8,776
Net income	$98,011	$78,896

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$98,011	$78,896
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	35,912	(14,615)
Net non-credit portion of OTTI gains (losses) on AFS securities	(399)	175
Reclassification of net (gains) included in net income relating to hedging activities	(8)	(8)
Pension and post-retirement benefits	57	120
Total other comprehensive income (loss)	35,562	(14,328)
Total comprehensive income	$133,573	$64,568

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$79,909	$71,320
Interest-bearing deposits	1,603,079	2,123,240
Federal funds sold	5,660,000	4,740,000
Securities purchased under agreements to resell	1,250,000	1,000,000
Investment securities:
Trading securities (Note 2)	1,883,509	1,281,053
AFS securities at fair value (Note 3)	8,404,310	7,846,257
HTM securities; fair value of $2,723,159 and $3,101,133, respectively (Note 4)	2,690,250	3,086,032
Total investment securities	12,978,069	12,213,342
Advances, net (Note 6)	75,232,957	82,475,547
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $7,944 and $7,309, respectively (Note 8)	4,526,190	4,461,612
Banking on Business (BOB) loans, net of allowance for credit losses of $2,570 and $2,560, respectively	16,787	17,371
Accrued interest receivable	246,939	234,161
Derivative assets (Note 9)	126,259	110,269
Other assets	51,818	39,657
Total assets	$101,772,007	$107,486,519

LIABILITIES AND CAPITAL
Liabilities
Deposits	$623,231	$387,085
Consolidated obligations: (Note 10)
Discount notes	26,731,286	36,896,603
Bonds	68,628,838	64,298,628
Total consolidated obligations	95,360,124	101,195,231
Mandatorily redeemable capital stock (Note 11)	23,965	24,099
Accrued interest payable	256,088	226,537
AHP payable	107,359	99,578
Derivative liabilities (Note 9)	7,104	25,511
Other liabilities	235,493	152,184
Total liabilities	96,613,364	102,110,225
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 37,456 and 40,272 shares, respectively	3,745,615	4,027,244
Retained earnings:
Unrestricted	932,815	924,001
Restricted	371,505	351,903
Total retained earnings	1,304,320	1,275,904
Accumulated Other Comprehensive Income (AOCI)	108,708	73,146
Total capital	5,158,643	5,376,294
Total liabilities and capital	$101,772,007	$107,486,519

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$98,011	$78,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(17,862)	(36,552)
Net change in derivative and hedging activities	(134,337)	107,100
Net OTTI credit losses	22	262
Other adjustments	930	2,372
Net change in:
Trading securities	(602,456)	8,692
Accrued interest receivable	(12,569)	(11,528)
Other assets	(2,077)	(1,071)
Accrued interest payable	29,564	16,769
Other liabilities	1,769	(2,872)
Net cash provided by (used in) operating activities	$(639,005)	$162,068
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $90 and $224 from other FHLBanks for mortgage loan program)	$541,293	$(53,325)
Securities purchased under agreements to resell	(250,000)	—
Federal funds sold	(920,000)	(975,000)
AFS securities:
Proceeds	616,961	400,454
Purchases	(1,031,067)	(287,385)
HTM securities:
Net change in short-term	400,000	(150,000)
Proceeds from long-term	71,185	67,917
Purchases of long-term	(75,635)	—
Advances:
Repaid	276,587,982	293,702,877
Originated	(269,230,729)	(289,824,861)
Mortgage loans held for portfolio:
Proceeds	86,171	99,378
Purchases	(154,420)	(202,636)
Other investing activities	1,115	271
Net cash provided by investing activities	$6,642,856	$2,777,690
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2019	2018
FINANCING ACTIVITIES
Net change in deposits	$241,829	$74,271
Net proceeds from issuance of consolidated obligations:
Discount notes	155,231,628	100,807,351
Bonds	15,225,378	18,347,649
Payments for maturing and retiring consolidated obligations:
Discount notes	(165,388,189)	(113,064,635)
Bonds	(10,954,550)	(12,079,651)
Proceeds from issuance of capital stock	1,454,810	1,025,123
Payments for repurchase/redemption of capital stock	(1,711,626)	(1,155,339)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(24,947)	(368)
Cash dividends paid	(69,595)	(56,548)
Net cash provided by (used in) financing activities	$(5,995,262)	$(6,102,147)
Net increase (decrease) in cash and due from banks	$8,589	$(3,162,389)
Cash and due from banks at beginning of the period	71,320	3,414,992
Cash and due from banks at end of the period	$79,909	$252,603
Supplemental disclosures:
Interest paid	$606,332	$366,657
AHP payments	3,175	7,209
Transfers of mortgage loans to real estate owned	545	1,606

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488
Comprehensive income	—	—	63,117	15,779	78,896	(14,328)	64,568
Issuance of capital stock	10,251	1,025,123	—	—	—	—	1,025,123
Repurchase/redemption of capital stock	(11,554)	(1,155,339)	—	—	—	—	(1,155,339)
Net shares reclassified to mandatorily redeemable capital stock	—	(16)	—	—	—	—	(16)
Cash dividends	—	—	(56,548)	—	(56,548)	—	(56,548)
March 31, 2018	35,284	$3,528,424	$881,964	$298,252	$1,180,216	$96,636	$4,805,276

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294
Comprehensive income	—	—	78,409	19,602	98,011	35,562	133,573
Issuance of capital stock	14,548	1,454,810	—	—	—	—	1,454,810
Repurchase/redemption of capital stock	(17,116)	(1,711,626)	—	—	—	—	(1,711,626)
Net shares reclassified to mandatorily redeemable capital stock	(248)	(24,813)	—	—	—	—	(24,813)
Cash dividends	—	—	(69,595)	—	(69,595)	—	(69,595)
March 31, 2019	37,456	$3,745,615	$932,815	$371,505	$1,304,320	$108,708	$5,158,643

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. To the extent that any reclassifications were made, the reclassifications did not have a material impact on the Bank's financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in the Bank's 2018 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank adopted the following new accounting standards during the three months ended March 31, 2019.

Standard	Description	Adoption Date and Transition	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2018-16: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	This ASU adds the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes to facilitate the transition of the replacement of LIBOR.	The Bank adopted this ASU on January 1, 2019 on a prospective basis.
The adoption of this ASU did not impact the Bank’s financial condition or results of operations. This guidance could affect the Bank’s hedging strategies and application of hedge accounting for qualifying new or re-designated hedging relationships entered into on or after January 1, 2019.

ASU 2018-08: Contributions Received and Contributions Made	This ASU clarifies the distinction between exchange transactions and contributions, including whether a contribution is conditional.	The Bank adopted this ASU on January 1, 2019 on a modified prospective basis.	The adoption of this ASU did not impact the Bank’s financial condition or results of operations. The Bank will apply the amended guidance when accounting for contributions made.
ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities, as amended	This ASU makes amendments to the accounting for derivatives and hedging activities intended to better portray the economics of the transactions.	The Bank adopted this ASU on January 1, 2019 and applied it to existing hedging relationships as of January 1, 2019.
The adoption of this ASU did not affect the Bank’s application of hedge accounting for existing hedge strategies, with the following exceptions: 1) designation of a fallback long-haul method for its short-cut hedge strategies and 2) use of qualitative hedge effectiveness assessments for an appropriate subset of fair value hedge relationships. Upon adoption, the Bank modified its presentation of hedge results for fair value hedges within the results of operations, as well as relevant disclosures. See Note 9 - Derivatives and Hedging Activities for further discussion. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.

ASU 2017-08: Premium Amortization on Purchased Callable Debt Securities	This ASU requires that the amortization period for premiums on certain purchased callable debt securities be shortened to the earliest call date, rather than contractual maturity.	This ASU was adopted by the Bank on January 1, 2019 on a modified retrospective basis.	The adoption of this ASU did not impact the Bank’s financial condition or results of operations.
ASU 2016-02: Leases, as amended	This ASU amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.	The Bank adopted this ASU on January 1, 2019 on a modified retrospective basis. The Bank was not required to restate comparative reporting periods.
The adoption of this ASU did not materially impact the Bank’s financial condition, results of operations, and statement of cash flows. Upon adoption, the Bank increased its “Other Assets” and “Other Liabilities” for operating leases capitalized. The Bank’s most significant lease is its headquarters.

Notes to Unaudited Financial Statements (continued)

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2018-15: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Service Arrangement That Is a Service Contract	This ASU reduces diversity in practice by aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement with internal-use software.	This ASU is effective for the Bank beginning January 1, 2020 and will be adopted on a prospective basis.	The Bank is evaluating the impact of this ASU on its financial statements. The Bank does not believe the impact will be material.
ASU 2018-14: Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU adds, removes, and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This ASU will be effective for the Bank for the year ending December 31, 2020.	The adoption of this ASU will not have a significant impact on the Bank's disclosures, which will be revised as appropriate.
ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement	This ASU adds, removes, and modifies certain fair value disclosure requirements.	This ASU is effective for the Bank beginning January 1, 2020 and permits early adoption of the removed and modified disclosure requirements.	The adoption of this ASU will not have a significant impact on the Bank's disclosures, which will be revised as appropriate.
ASU 2016-13: Financial Instruments - Credit Losses, as amended
This ASU makes substantial changes to the accounting for credit losses on certain financial instruments. It replaces the current incurred loss model with a new model based on lifetime expected credit losses, which the FASB believes will result in more timely recognition of credit losses.

This ASU is effective for the Bank beginning January 1, 2020 and will generally be adopted on a modified retrospective basis, with the exception of previously-OTTI AFS debt securities, for which the guidance will be applied prospectively.

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

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
U.S. Treasury obligations	$1,591,170	$997,061
GSE and TVA obligations	292,339	283,992
Total	$1,883,509	$1,281,053

The following table presents net gains (losses) on trading securities for the first quarter of 2019 and 2018.

	Three months ended March 31,
(in thousands)	2019	2018
Net unrealized gains (losses) on trading securities held at period-end	$10,121	$(8,692)
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	—	—
Net gains (losses) on trading securities	$10,121	$(8,692)

Notes to Unaudited Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$349,466	$—	$4	$(23)	$349,447
GSE and TVA obligations	1,463,537	—	35,183	(351)	1,498,369
State or local agency obligations	250,449	—	4,887	(675)	254,661
Total non-MBS	$2,063,452	$—	$40,074	$(1,049)	$2,102,477
MBS:
U.S. obligations single-family MBS	$262,186	$—	$2,305	$(325)	$264,166
GSE single-family MBS	2,472,594	—	12,405	(3,954)	2,481,045
GSE multifamily MBS	3,165,520	—	1,150	(4,654)	3,162,016
Private label residential MBS	330,025	—	64,734	(153)	394,606
Total MBS	$6,230,325	$—	$80,594	$(9,086)	$6,301,833
Total AFS securities	$8,293,777	$—	$120,668	$(10,135)	$8,404,310

	December 31, 2018
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,771,573	$—	$15,801	$(2,057)	$1,785,317
State or local agency obligations	250,789	—	1,975	(6,825)	245,939
Total non-MBS	$2,022,362	$—	$17,776	$(8,882)	$2,031,256
MBS:
U.S. obligations single-family MBS	$216,594	$—	$1,988	$(88)	$218,494
GSE single-family MBS	2,575,361	—	12,013	(5,871)	2,581,503
GSE multifamily MBS	2,612,289	—	550	(7,385)	2,605,454
Private label residential MBS	344,631	—	65,133	(214)	409,550
Total MBS	$5,748,875	$—	$79,684	$(13,558)	$5,815,001
Total AFS securities	$7,771,237	$—	$97,460	$(22,440)	$7,846,257
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, OTTI recognized, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

As of March 31, 2019, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $17.4 million, credit losses of $183.0 million and OTTI-related accretion adjustments of $80.6 million. As of December 31, 2018, these amounts were $18.5 million, $183.5 million and $77.5 million, respectively.

Notes to Unaudited Financial Statements (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Non-credit portion of OTTI losses	$—	$—
Net unrealized gains on OTTI securities since their last OTTI credit charge	64,734	65,133
Net non-credit portion of OTTI gains on AFS securities in AOCI	$64,734	$65,133

The following tables summarize the AFS securities with unrealized losses as of March 31, 2019 and December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
U.S. Treasury obligations	$149,806	$(23)	$—	$—	$149,806	$(23)
GSE and TVA obligations	—	—	25,015	(351)	25,015	(351)
State or local agency obligations	—	—	64,050	(675)	64,050	(675)
Total non-MBS	$149,806	$(23)	$89,065	$(1,026)	$238,871	$(1,049)
MBS:
U.S. obligations single-family MBS	$112,796	$(325)	$—	$—	$112,796	$(325)
GSE single-family MBS	521,569	(1,229)	145,866	(2,725)	667,435	(3,954)
GSE multifamily MBS	1,505,971	(2,961)	664,934	(1,693)	2,170,905	(4,654)
Private label residential MBS	—	—	3,007	(153)	3,007	(153)
Total MBS	$2,140,336	$(4,515)	$813,807	$(4,571)	$2,954,143	$(9,086)
Total	$2,290,142	$(4,538)	$902,872	$(5,597)	$3,193,014	$(10,135)

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$27,641	$(98)	$273,433	$(1,959)	$301,074	$(2,057)
State or local agency obligations	20,575	(180)	122,664	(6,645)	143,239	(6,825)
Total non-MBS	$48,216	$(278)	$396,097	$(8,604)	$444,313	$(8,882)
MBS:
U.S. obligations single-family MBS	$61,868	$(88)	$—	$—	$61,868	$(88)
GSE single-family MBS	499,383	(1,423)	185,711	(4,448)	685,094	(5,871)
GSE multifamily MBS	1,600,825	(2,933)	522,918	(4,452)	2,123,743	(7,385)
Private label residential MBS	—	—	2,946	(214)	2,946	(214)
Total MBS	$2,162,076	$(4,444)	$711,575	$(9,114)	$2,873,651	$(13,558)
Total	$2,210,292	$(4,722)	$1,107,672	$(17,718)	$3,317,964	$(22,440)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Unaudited Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2019 and December 31, 2018 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$349,466	$349,447	$334,985	$334,428
Due after one year through five years	453,052	460,312	436,904	441,263
Due after five years through ten years	675,497	689,699	660,043	664,031
Due in more than ten years	585,437	603,019	590,430	591,534
Total non-MBS	2,063,452	2,102,477	2,022,362	2,031,256
MBS	6,230,325	6,301,833	5,748,875	5,815,001
Total AFS securities	$8,293,777	$8,404,310	$7,771,237	$7,846,257

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Amortized cost of AFS non-MBS:
Fixed-rate	$2,063,452	$1,937,376
Variable-rate	—	84,986
Total non-MBS	$2,063,452	$2,022,362
Amortized cost of AFS MBS:
Fixed-rate	$1,242,664	$1,261,019
Variable-rate	4,987,661	4,487,856
Total MBS	$6,230,325	$5,748,875
Total amortized cost of AFS securities	$8,293,777	$7,771,237

Notes to Unaudited Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$300,000	$35	$—	$300,035
State or local agency obligations	102,705	—	(3,651)	99,054
Total non-MBS	$402,705	$35	$(3,651)	$399,089
MBS:
U.S. obligations single-family MBS	$307,822	$1,800	$(19)	$309,603
GSE single-family MBS	926,651	18,724	(39)	945,336
GSE multifamily MBS	862,388	17,723	(3,132)	876,979
Private label residential MBS	190,684	1,989	(521)	192,152
Total MBS	$2,287,545	$40,236	$(3,711)	$2,324,070
Total HTM securities	$2,690,250	$40,271	$(7,362)	$2,723,159

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$700,000	$64	$—	$700,064
State or local agency obligations	102,705	—	(3,969)	98,736
Total non-MBS	$802,705	$64	$(3,969)	$798,800
MBS:
U.S. obligations single-family MBS	$325,178	$2,195	$(4)	$327,369
GSE single-family MBS	899,875	13,402	(92)	913,185
GSE multifamily MBS	853,053	9,224	(6,818)	855,459
Private label residential MBS	205,221	1,765	(666)	206,320
Total MBS	$2,283,327	$26,586	$(7,580)	$2,302,333
Total HTM securities	$3,086,032	$26,650	$(11,549)	$3,101,133

Notes to Unaudited Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2019 and December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$99,054	$(3,651)	$99,054	$(3,651)
MBS:
U.S. obligations single-family MBS	$29,218	$(19)	$—	$—	$29,218	$(19)
GSE single-family MBS	8,883	(10)	4,288	(29)	13,171	(39)
GSE multifamily MBS	1,089	(3)	283,531	(3,129)	284,620	(3,132)
Private label residential MBS	25,430	(300)	7,634	(221)	33,064	(521)
Total MBS	$64,620	$(332)	$295,453	$(3,379)	$360,073	$(3,711)
Total	$64,620	$(332)	$394,507	$(7,030)	$459,127	$(7,362)

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$98,736	$(3,969)	$98,736	$(3,969)
MBS:
U.S. obligations single-family MBS	$19,016	$(4)	$—	$—	$19,016	$(4)
GSE single-family MBS	22,995	(62)	4,443	(30)	27,438	(92)
GSE multifamily MBS	25,963	(56)	319,473	(6,762)	345,436	(6,818)
Private label residential MBS	36,413	(402)	7,904	(264)	44,317	(666)
Total MBS	$104,387	$(524)	$331,820	$(7,056)	$436,207	$(7,580)
Total	$104,387	$(524)	$430,556	$(11,025)	$534,943	$(11,549)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2019 and December 31, 2018 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$300,000	$300,035	$700,000	$700,064
Due after one year through five years	—	—	—	—
Due after five years through ten years	37,015	36,378	37,015	36,288
Due after ten years	65,690	62,676	65,690	62,448
Total non-MBS	402,705	399,089	802,705	798,800
MBS	2,287,545	2,324,070	2,283,327	2,302,333
Total HTM securities	$2,690,250	$2,723,159	$3,086,032	$3,101,133

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Amortized cost of HTM non-MBS:
Fixed-rate	$300,000	$700,000
Variable-rate	102,705	102,705
Total non-MBS	$402,705	$802,705
Amortized cost of HTM MBS:
Fixed-rate	$1,722,039	$1,682,100
Variable-rate	565,506	601,227
Total MBS	$2,287,545	$2,283,327
Total HTM securities	$2,690,250	$3,086,032

Note 5 – Other-Than-Temporary Impairment (OTTI)

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. The Bank assesses whether there is OTTI by performing an analysis to determine if any securities will incur a credit loss, the amount of which could be up to the difference between the security's amortized cost basis and its fair value, and records any difference in its Statement of Income. For information on the Bank’s accounting for OTTI, see Note 1 - Summary of Significant Accounting Policies to the audited financial statements in the Bank's 2018 Form 10-K. For information about how the Bank projects cash flows expected to be collected, see Note 7 - OTTI to the audited financial statements in the Bank’s 2018 Form 10-K.

The Bank performed a cash flow analysis using third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. During the first quarter of 2019, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (6.0)% to 14.0% over the 12 month period beginning January 1, 2019. For the vast majority of markets the short-term forecast has changes from 2.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of March 31, 2019. The "Total OTTI securities" balances below summarize the Bank’s securities as of March 31, 2019 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$179,744	$130,095	$161,814
Alt-A	266,633	196,770	229,785
Total OTTI securities	446,377	326,865	391,599
Private label MBS with no OTTI	3,160	3,160	3,007
Total AFS private label MBS	$449,537	$330,025	$394,606
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

Notes to Unaudited Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(in thousands)	2019	2018
Beginning balance	$191,234	$210,875
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	22	262
Reductions:
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(4,540)	(5,199)
Ending balance	$186,716	$205,938
Notes:
(1) For the three months ended March 31, 2019 and 2018, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to January 1 of the applicable year.

All Other AFS and HTM Investments. At March 31, 2019, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at March 31, 2019.

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

At March 31, 2019 and December 31, 2018, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0.83% to 7.40%.

The following table details the Bank’s advances portfolio by year of redemption as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019		December 31, 2018
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$29,072,429	2.58	$37,632,513	2.56%
Due after 1 year through 2 years	29,358,766	2.67	24,728,488	2.58
Due after 2 years through 3 years	11,895,985	2.70	14,368,363	2.64
Due after 3 years through 4 years	3,690,134	2.59	4,360,603	2.58
Due after 4 years through 5 years	533,370	2.86	798,145	2.87
Thereafter	690,182	2.79	709,479	2.79
Total par value	75,240,866	2.64	82,597,591	2.58%
Deferred prepayment fees	(47)		(59)
Hedging adjustments	(7,862)		(121,985)
Total book value	$75,232,957		$82,475,547

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

At March 31, 2019 and December 31, 2018, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of March 31, 2019 and December 31, 2018.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Due in 1 year or less	$39,977,429	$43,667,513	$29,092,429	$37,652,513
Due after 1 year through 2 years	20,483,766	20,703,488	29,358,766	24,728,488
Due after 2 years through 3 years	9,875,985	12,368,363	11,895,985	14,368,363
Due after 3 years through 4 years	3,680,134	4,350,603	3,690,134	4,360,603
Due after 4 years through 5 years	533,370	798,145	527,370	792,145
Thereafter	690,182	709,479	676,182	695,479
Total par value	$75,240,866	$82,597,591	$75,240,866	$82,597,591

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Fixed-rate – overnight	$3,000,207	$4,934,461
Fixed-rate – term:
Due in 1 year or less	13,395,653	17,769,178
Thereafter	16,893,337	17,813,978
Total fixed-rate	33,289,197	40,517,617
Variable-rate:
Due in 1 year or less	12,676,569	14,928,874
Thereafter	29,275,100	27,151,100
Total variable-rate	41,951,669	42,079,974
Total par value	$75,240,866	$82,597,591

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2019, the Bank had advances of $59.4 billion outstanding to the five largest borrowers, which represented 78.9% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at March 31, 2019.

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

The following table presents balances as of March 31, 2019 and December 31, 2018 for mortgage loans held for portfolio.

(in thousands)	March 31, 2019	December 31, 2018
Fixed-rate long-term single-family mortgages (1)	$4,255,177	$4,180,239
Fixed-rate medium-term single-family mortgages (1)	191,521	201,923
Total par value	4,446,698	4,382,162
Premiums	74,224	72,756
Discounts	(4,059)	(4,123)
Hedging adjustments	17,271	18,126
Total mortgage loans held for portfolio	$4,534,134	$4,468,921
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Conventional loans	$4,261,162	$4,194,364
Government-guaranteed/insured loans	185,536	187,798
Total par value	$4,446,698	$4,382,162

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2019 and December 31, 2018, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2019 and December 31, 2018, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of March 31, 2019 and December 31, 2018 and is not included in the tables that follow.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectibility is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At March 31, 2019 and December 31, 2018, the MPF exposure under the FLA was $29.6 million and $29.1 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.3 million and $1.1 million for the first quarter 2019 and 2018, respectively.

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

Rollforward of Allowance for Credit Losses - Mortgage Loans - Conventional MPF.

	Three months ended March 31,
(in thousands)	2019	2018
Balance, beginning of period	$7,309	$5,954
(Charge-offs) Recoveries, net (1)	186	9
Provision for credit losses	449	2,278
Balance, March 31	$7,944	$8,241
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology - Mortgage Loans - Conventional MPF.

(in thousands)	March 31, 2019	December 31, 2018
Ending balance, individually evaluated for impairment	$6,266	$6,238
Ending balance, collectively evaluated for impairment	1,678	1,071
Total allowance for credit losses	$7,944	$7,309
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$45,980	$46,287
Collectively evaluated for impairment	4,321,148	4,251,857
Total recorded investment	$4,367,128	$4,298,144

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicators - Mortgage Loans. Key credit quality indicators include the migration of past due loans and nonaccrual loans.

(in thousands)	March 31, 2019
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$42,475	$7,837	$50,312
Past due 60-89 days	9,246	2,323	11,569
Past due 90 days or more	15,408	4,532	19,940
Total past due loans	$67,129	$14,692	$81,821
Total current loans	4,299,999	176,944	4,476,943
Total loans	$4,367,128	$191,636	$4,558,764
Other delinquency statistics:
In process of foreclosures, included above (3)	$5,880	$1,014	$6,894
Serious delinquency rate (4)	0.4%	2.4%	0.4%
Past due 90 days or more still accruing interest	$—	$4,532	$4,532
Loans on nonaccrual status	$18,405	$—	$18,405

(in thousands)	December 31, 2018
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$33,935	$9,533	$43,468
Past due 60-89 days	10,055	1,668	11,723
Past due 90 days or more	12,495	4,245	16,740
Total past due loans	$56,485	$15,446	$71,931
Total current loans	4,241,659	178,607	4,420,266
Total loans	$4,298,144	$194,053	$4,492,197
Other delinquency statistics:
In process of foreclosures, included above (3)	$6,458	$1,450	$7,908
Serious delinquency rate (4)	0.3%	2.2%	0.4%
Past due 90 days or more still accruing interest	$—	$4,245	$4,245
Loans on nonaccrual status	$15,728	$—	$15,728
Notes:
(1) The recorded investment in a loan is the unpaid principal balance, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums, unaccreted discounts and adjustments for hedging. The recorded investment is not net of any valuation allowance.
(2) The Bank has not recorded any allowance for credit losses on government-guaranteed or -insured mortgage loans at March 31, 2019, and December 31, 2018.
(3) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(4) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties. The Bank offers a loan modification program for its MPF Program. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $9.4 million and $9.1 million as of March 31, 2019 and December 31, 2018, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Notes to Unaudited Financial Statements (continued)

Real Estate Owned (REO). The Bank had $2.6 million and $2.9 million of REO reported in Other assets on the Statement of Condition at March 31, 2019 and December 31, 2018, respectively.

Purchases, Sales and Reclassifications. During the three months ended March 31, 2019 and 2018, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Note 9 – Derivatives and Hedging Activities

As indicated in Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q, beginning on January 1, 2019, the Bank adopted new hedge accounting guidance. Changes in the fair value of the derivative instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for fair value hedge relationships, hedge ineffectiveness (which is represented by the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item attributable to the hedged risk) was recorded in other noninterest income as net gains (losses) on derivatives and hedging activities.

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank's derivative transactions, see Note 11 - Derivatives and Hedging Activities to the audited financial statements in the Bank's 2018 Form 10-K.

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

	March 31, 2019
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$41,026,352	$32,840	$29,725
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,651,301	$4,151	$11,836
Interest rate caps or floors	1,435,000	944	—
Mortgage delivery commitments	24,095	84	13
Total derivatives not designated as hedging instruments:	$8,110,396	$5,179	$11,849
Total derivatives before netting and collateral adjustments	$49,136,748	$38,019	$41,574
Netting adjustments and cash collateral (1)		88,240	(34,470)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$126,259	$7,104

Notes to Unaudited Financial Statements (continued)

	December 31, 2018
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,062,453	$9,858	$60,119
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,259,799	$7,701	$24,533
Interest rate caps or floors	1,435,000	2,267	—
Mortgage delivery commitments	17,391	29	22
Total derivatives not designated as hedging instruments:	$7,712,190	$9,997	$24,555
Total derivatives before netting and collateral adjustments	$45,774,643	$19,855	$84,674
Netting adjustments and cash collateral (1)		90,414	(59,163)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$110,269	$25,511
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $133.6 million and $154.8 million at March 31, 2019 and December 31, 2018, respectively. Cash collateral received was $10.9 million for March 31, 2019 and $5.2 million for December 31, 2018.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income. Also included is the amortization of basis adjustments related to mortgage delivery commitments, which are characterized as derivatives, but are not designated in fair value hedge relationships. Beginning on January 1, 2019, gains (losses) on derivatives include unrealized changes in fair value and are included in net interest income.

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended March 31, 2019
Hedged item type:
Advances	$(114,197)	$114,122	$23,980	$23,905	$538,337
AFS securities	(27,878)	26,735	610	(533)	63,128
Mortgage loans held for portfolio	—	(882)	—	(882)	42,014
Consolidated obligations – bonds	67,758	(68,129)	(29,091)	(29,462)	(409,295)
Total	$(74,317)	$71,846	$(4,501)	$(6,972)

Prior to January 1, 2019, changes in fair value of derivative instruments and the related hedged items for designated fair value hedges were reported in other noninterest income and are presented in the table below.

Notes to Unaudited Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness in Other Noninterest Income	Net Interest Settlements in Net Interest Income (1)
Three months ended March 31, 2018
Hedged item type:
Advances	$123,793	$(123,543)	$250	$(2,809)
AFS securities	40,652	(38,832)	1,820	(2,684)
Consolidated obligations – bonds	(89,772)	88,903	(869)	(7,783)
Total	$74,673	$(73,472)	$1,201	$(13,276)
Notes:
(1) These amounts do not include $(0.6) million for the first quarter of 2018 of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	March 31, 2019
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$16,769,885	$(7,905)	$43	$(7,862)
AFS securities	1,327,256	4,093	1,379	5,472
Consolidated obligations – bonds	22,881,513	(53,479)	(1,622)	(55,101)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income. For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in other noninterest income for periods prior to January 1, 2019.

	Three months ended March 31,
(in thousands)	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps (1)	N/A	$1,201
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(10,196)	$5,797
Interest rate caps or floors	(1,323)	977
Net interest settlements	(1,214)	(2,583)
Mortgage delivery commitments	128	(892)
Other	8	8
Total net gains (losses) related to derivatives not designated as hedging instruments	$(12,597)	$3,307
Other - price alignment amount on cleared derivatives (2)	(374)	(396)
Net gains (losses) on derivatives and hedging activities	$(12,971)	$4,112
Notes:

Notes to Unaudited Financial Statements (continued)

(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness included in other noninterest income.
(2) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first three months of 2019 or 2018.

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

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at March 31, 2019 was $5.1 million. The Bank had no collateral posted against this position. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver $2.9 million of collateral to its derivative counterparties at March 31, 2019.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2019.

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

	Derivative Assets
(in thousands)	March 31, 2019	December 31, 2018
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$18,754	$17,899
Cleared derivatives	19,181	1,927
Total gross recognized amount	37,935	19,826
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(15,729)	(13,290)
Cleared derivatives	103,969	103,704
Total gross amounts of netting adjustments and cash collateral	88,240	90,414
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	3,025	4,609
Cleared derivatives	123,150	105,631
Total net amounts after netting adjustments and cash collateral	126,175	110,240
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	84	29
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	84	29
Total derivative assets:
Uncleared derivatives	3,109	4,638
Cleared derivatives	123,150	105,631
Total derivative assets as reported in the Statement of Condition	126,259	110,269
Net unsecured amount:
Uncleared derivatives	3,109	4,638
Cleared derivatives	123,150	105,631
Total net unsecured amount	$126,259	$110,269

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2019	December 31, 2018
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$33,857	$64,038
Cleared derivatives	7,704	20,614
Total gross recognized amount	41,561	84,652
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(26,766)	(57,236)
Cleared derivatives	(7,704)	(1,927)
Total gross amounts of netting adjustments and cash collateral	(34,470)	(59,163)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	7,091	6,802
Cleared derivatives	—	18,687
Total net amounts after netting adjustments and cash collateral	7,091	25,489
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	13	22
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	13	22
Total derivative liabilities
Uncleared derivatives	7,104	6,824
Cleared derivatives	—	18,687
Total derivative liabilities as reported in the Statement of Condition	7,104	25,511
Net unsecured amount:
Uncleared derivatives	7,104	6,824
Cleared derivatives	—	18,687
Total net unsecured amount	$7,104	$25,511
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $1,010.9 billion and $1,031.6 billion at March 31, 2019 and December 31, 2018, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2018 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Par value of consolidated bonds:
Fixed-rate	$34,507,930	$30,158,640
Step-up	1,817,280	1,902,280
Floating-rate	31,917,500	31,917,500
Conversion bonds - fixed to floating	390,000	390,000
Total par value	68,632,710	64,368,420
Bond premiums	68,532	71,636
Bond discounts	(9,459)	(10,079)
Concession fees	(7,844)	(8,119)
Hedging adjustments	(55,101)	(123,230)
Total book value	$68,628,838	$64,298,628

Notes to Unaudited Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$44,505,685	2.30%	$37,281,455	2.15%
Due after 1 year through 2 years	11,644,790	2.40	14,056,285	2.40
Due after 2 years through 3 years	4,221,925	2.48	3,929,705	2.48
Due after 3 years through 4 years	2,100,455	2.46	2,249,320	2.38
Due after 4 years through 5 years	1,524,880	2.81	2,287,180	2.96
Thereafter	4,634,975	2.82	4,564,475	2.80
Total par value	$68,632,710	2.38%	$64,368,420	2.30%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Noncallable	$60,854,430	$56,277,140
Callable	7,778,280	8,091,280
Total par value	$68,632,710	$64,368,420

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2019 and December 31, 2018.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2019	December 31, 2018
Due in 1 year or less	$51,940,965	$45,099,735
Due after 1 year through 2 years	10,515,790	13,149,285
Due after 2 years through 3 years	2,836,925	2,662,705
Due after 3 years through 4 years	1,530,455	1,604,320
Due after 4 years through 5 years	629,600	708,900
Thereafter	1,178,975	1,143,475
Total par value	$68,632,710	$64,368,420

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019	December 31, 2018
Book value	$26,731,286	$36,896,603
Par value	26,828,828	36,984,987
Weighted average interest rate (1)	2.45%	2.36%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2018 Form 10-K. At March 31, 2019, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $3.4 billion in B1 membership stock and B2 activity stock, respectively, at March 31, 2019. The Bank had $0.4 billion and $3.7 billion in B1 membership stock and B2 activity stock, respectively, at December 31, 2018.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$1,065,808	$5,073,900	$1,238,722	$5,327,247
Total capital-to-asset ratio	4.0%	5.0%	4.0%	5.0%
Total regulatory capital	4,070,880	5,073,900	4,301,712	5,327,247
Leverage ratio	5.0%	7.5%	5.0%	7.4%
Leverage capital	5,088,600	7,610,850	5,377,141	7,990,870

When the Finance Agency implemented the prompt corrective action provisions of the Housing and Economic Recovery Act of 2008 (Housing Act), it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 26, 2019, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2018. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2019.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At March 31, 2019 and December 31, 2018, the Bank had $24.0 million and $24.1 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense were immaterial during the three months ended March 31, 2019 and 2018.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(in thousands)	2019	2018
Balance, beginning of the period	$24,099	$5,113
Capital stock subject to mandatory redemption reclassified from capital	24,813	16
Redemption/repurchase of mandatorily redeemable stock	(24,947)	(368)
Balance, end of the period	$23,965	$4,761

As of March 31, 2019, the total mandatorily redeemable capital stock reflected the balance for four institutions. Three institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.

Notes to Unaudited Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2019 and December 31, 2018.

(in thousands)	March 31, 2019	December 31, 2018
Due in 1 year or less	$251	$290
Due after 1 year through 2 years	3,692	3,787
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	22	22
Due after 4 years through 5 years	20,000	20,000
Total	$23,965	$24,099

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

Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2019, retained earnings were $1,304.3 million, including $932.8 million of unrestricted retained earnings and $371.5 million of restricted retained earnings.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the first quarter of 2019 and 2018 are presented in the table below.

	Dividend - Annual Yield
	2019		2018
	Membership	Activity	Membership	Activity
February	4.5%	7.75%	3.5%	6.75%

In April 2019, the Bank paid a quarterly dividend equal to an annual yield of 7.75% and 4.5% on activity and membership stock, respectively.

Notes to Unaudited Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended March 31, 2019 and 2018.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2017	$41,210	$72,953	$200	$(3,399)	$110,964
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(14,615)	(87)	—	—	(14,702)
Noncredit OTTI to credit OTTI	—	262	—	—	262
Amortization on hedging activities	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	120	120
March 31, 2018	$26,595	$73,128	$192	$(3,279)	$96,636

December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	35,912	(421)	—	—	35,491
Noncredit OTTI to credit OTTI	—	22	—	—	22
Amortization on hedging activities	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	57	57
March 31, 2019	$45,799	$64,734	$168	$(1,993)	$108,708

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	March 31, 2019	December 31, 2018
Advances	$58,043,998	$63,112,341
Letters of credit (1)	5,282,016	4,839,828
MPF loans	564,356	570,986
Deposits	30,287	8,824
Capital stock	2,576,769	2,729,092
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2019	2018
Interest income on advances	$391,548	$245,409
Interest income on MPF loans	7,646	8,943
Letters of credit fees	1,632	1,572

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2019	2018
Servicing fee expense	$835	$711

Notes to Unaudited Financial Statements (continued)

(in thousands)	March 31, 2019	December 31, 2018
Interest-bearing deposits maintained with FHLBank of Chicago	$5,321	$5,411

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2019 and 2018, there was no lending or borrowing activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three months ended March 31, 2019 and 2018, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2019 and 2018.

In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2018 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2019 and December 31, 2018. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2019 and December 31, 2018 are presented in the table below.

Fair Value Summary Table
	March 31, 2019
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$79,909	$79,909	$—	$—	$—	$79,909
Interest-bearing deposits	1,603,079	1,597,758	5,321	—	—	1,603,079
Federal funds sold	5,660,000	—	5,659,978	—	—	5,659,978
Securities purchased under agreement to resell (2)	1,250,000	—	1,249,996	—	—	1,249,996
Trading securities	1,883,509	—	1,883,509	—	—	1,883,509
AFS securities	8,404,310	—	8,009,704	394,606	—	8,404,310
HTM securities	2,690,250	—	2,531,007	192,152	—	2,723,159
Advances	75,232,957	—	75,201,090	—	—	75,201,090
Mortgage loans held for portfolio, net	4,526,190	—	4,530,202	—	—	4,530,202
BOB loans, net	16,787	—	—	16,787	—	16,787
Accrued interest receivable	246,939	—	246,939	—	—	246,939
Derivative assets	126,259	—	38,019	—	88,240	126,259
Liabilities:
Deposits	$623,231	$—	$623,231	$—	$—	$623,231
Discount notes	26,731,286	—	26,728,689	—	—	26,728,689
Bonds	68,628,838	—	68,607,199	—	—	68,607,199
Mandatorily redeemable capital stock (3)	23,965	24,554	—	—	—	24,554
Accrued interest payable (3)	256,088	—	255,498	—	—	255,498
Derivative liabilities	7,104	—	41,574	—	(34,470)	7,104

Notes to Unaudited Financial Statements (continued)

	December 31, 2018
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$71,320	$71,320	$—	$—	$—	$71,320
Interest-bearing deposits	2,123,240	2,117,829	5,411	—	—	2,123,240
Federal funds sold	4,740,000	—	4,739,984	—	—	4,739,984
Securities purchased under agreement to resell (2)	1,000,000	—	1,000,032	—	—	1,000,032
Trading securities	1,281,053	—	1,281,053	—	—	1,281,053
AFS securities	7,846,257	—	7,436,707	409,550	—	7,846,257
HTM securities	3,086,032	—	2,894,813	206,320	—	3,101,133
Advances	82,475,547	—	82,408,752	—	—	82,408,752
Mortgage loans held for portfolio, net	4,461,612	—	4,381,484	—	—	4,381,484
BOB loans, net	17,371	—	—	17,371	—	17,371
Accrued interest receivable	234,161	—	234,161	—	—	234,161
Derivative assets	110,269	—	19,855	—	90,414	110,269
Liabilities:
Deposits	$387,085	$—	$387,085	$—	$—	$387,085
Discount notes	36,896,603	—	36,891,722	—	—	36,891,722
Bonds	64,298,628	—	64,125,928	—	—	64,125,928
Mandatorily redeemable capital stock (3)	24,099	24,571	—	—	—	24,571
Accrued interest payable (3)	226,537	—	226,065	—	—	226,065
Derivative liabilities	25,511	—	84,674	—	(59,163)	25,511
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2019 and December 31, 2018. These instruments’ maturity term is overnight.
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of

Notes to Unaudited Financial Statements (continued)

the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2019 or 2018.

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

As of March 31, 2019, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. In addition, there were minimal outliers to evaluate. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of March 31, 2019, the Bank classified private label MBS as Level 3.

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

Notes to Unaudited Financial Statements (continued)

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

The Bank's credit risk exposure on cleared derivatives is mitigated through the delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. This is executed through the use of a central counterparty, CME. Variation margin payments are daily settlement payments rather than collateral. Initial margin continues to be treated as collateral and accounted for separately.

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

Notes to Unaudited Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at March 31, 2019 and December 31, 2018. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$1,591,170	$—	$—	$1,591,170
GSE and TVA obligations	—	292,339	—	—	292,339
Total trading securities	$—	$1,883,509	$—	$—	$1,883,509
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$349,447	$—	$—	$349,447
GSE and TVA obligations	—	1,498,369	—	—	1,498,369
State or local agency obligations	—	254,661	—	—	254,661
MBS:
U.S. obligations single-family MBS	—	264,166	—	—	264,166
GSE single-family MBS	—	2,481,045	—	—	2,481,045
GSE multifamily MBS	—	3,162,016	—	—	3,162,016
Private label residential MBS	—	—	394,606	—	394,606
Total AFS securities	$—	$8,009,704	$394,606	$—	$8,404,310
Derivative assets:
Interest rate related	$—	$37,935	$—	$88,240	$126,175
Mortgage delivery commitments	—	84	—	—	84
Total derivative assets	$—	$38,019	$—	$88,240	$126,259
Total recurring assets at fair value	$—	$9,931,232	$394,606	$88,240	$10,414,078
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$41,561	$—	$(34,470)	$7,091
Mortgage delivery commitments	—	13	—	—	13
Total recurring liabilities at fair value (2)	$—	$41,574	$—	$(34,470)	$7,104
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$2,382	$—	$2,382
REO	—	—	591	—	591
Total non-recurring assets at fair value	$—	$—	$2,973	$—	$2,973

Notes to Unaudited Financial Statements (continued)

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$997,061	$—	$—	$997,061
GSE and TVA obligations	—	283,992	—	—	283,992
Total trading securities	$—	$1,281,053	$—	$—	$1,281,053
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,785,317	$—	$—	1,785,317
State or local agency obligations	—	245,939	—	—	245,939
MBS:
U.S. obligations single-family MBS	—	218,494	—	—	218,494
GSE single-family MBS	—	2,581,503	—	—	2,581,503
GSE multifamily MBS	—	2,605,454	—	—	2,605,454
Private label residential MBS	—	—	409,550	—	409,550
Total AFS securities	$—	$7,436,707	$409,550	$—	$7,846,257
Derivative assets:
Interest rate related	$—	$19,826	$—	$90,414	$110,240
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$19,855	$—	$90,414	$110,269
Total recurring assets at fair value	$—	$8,737,615	$409,550	$90,414	$9,237,579
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$84,652	$—	$(59,163)	$25,489
Mortgage delivery commitments	—	22	—	—	22
Total recurring liabilities at fair value (2)	$—	$84,674	$—	$(59,163)	$25,511
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,965	$—	$8,965
REO	—	—	6,621	—	6,621
Total non-recurring assets at fair value	$—	$—	$15,586	$—	$15,586
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 or 2 during the first three months of 2019 and 2018.

Notes to Unaudited Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first three months of 2019 or 2018.

	AFS Private Label MBS-Residential
	Three months ended March 31,
(in thousands)	2019	2018
Balance, beginning of period	$409,550	$524,543
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	3,150	3,785
Net OTTI losses, credit portion	(22)	(262)
Net unrealized gains on AFS in OCI	61	22
Reclassification of non-credit portion included in net income	22	262
Unrealized gains (losses) on OTTI AFS in OCI	(421)	(87)
Purchases, issuances, sales, and settlements:
Settlements	(17,734)	(24,616)
Balance at March 31	$394,606	$503,647
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31	$3,128	$3,523

Notes to Unaudited Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2019			December 31, 2018
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$18,611,373	$—	$18,611,373	$20,250,625
Commitments to fund additional advances and BOB loans	18,016	—	18,016	10,987
Commitments to purchase mortgage loans	24,095	—	24,095	17,391
Unsettled consolidated obligation bonds, at par	1,129,000	—	1,129,000	196,500
Unsettled consolidated obligation discount notes, at par	24,450	—	24,450	583,940
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $1.9 billion and $75.3 million at March 31, 2019 and December 31, 2018, respectively.
(2) Letters of credit in the amount of $4.0 billion and $3.9 billion at March 31, 2019 and December 31, 2018, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $2.8 million and $3.9 million as of March 31, 2019 and December 31, 2018, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2019 and December 31, 2018. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $9.8 billion and $8.7 billion at March 31, 2019 and December 31, 2018, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2019.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

There are no material changes in the Bank's Risk Factors from those previously disclosed in Part I, Item 1A. Risk Factors in the Bank's 2018 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.1	Form of Director and Officer Indemnification Agreement, effective March 27, 2019*	Filed herewith.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Filed herewith.
Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Furnished herewith.
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
Exhibit 101	Interactive Data File (XBRL)	Filed herewith.
*Denotes management contract or compensatory plan.

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

Date: May 7, 2019