Form 10-Q
period 2019-09-30
Federal Home Loan Bank of Pittsburgh
filed 2019-11-07
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

There were 34,931,242 shares of common stock with a par value of $100 per share outstanding at October 31, 2019.

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

Results of Operations. The Bank's net income totaled $70.3 million for the third quarter of 2019, compared to $98.5 million for the third quarter of 2018. The $28.2 million decrease in net income was driven primarily by the following:

•
Interest income was $700.0 million for the third quarter of 2019, compared to $592.0 million for the third quarter of 2018. This increase was largely the result of higher average interest-earning asset balances as well as higher yields, driven by higher short-term interest rates.

•
Interest expense was $590.9 million for the third quarter of 2019, compared to $471.9 million in the same prior-year period. This increase was primarily the result of higher average consolidated obligations balances as well as higher rates paid, driven by higher short-term interest rates.

•
Other noninterest income was a loss of $6.7 million in the third quarter of 2019, compared to a gain of $12.0 million in the same prior-year period. This $18.7 million decrease was driven primarily by net losses on derivatives and hedging activities, partially offset by net gains on investment securities.

For the nine months ended September 30, 2019, net income was $236.0 million, compared to $268.9 million for the same prior-year period, a decrease of $32.9 million. The decrease in net income was primarily driven by the following:

•
Interest income was $2.1 billion for the first nine months of 2019, compared to $1.6 billion for the first nine months of 2018. This increase was largely the result of higher average interest-earning asset balances as well as higher yields, driven by higher short-term interest rates.

•
Interest expense was $1.8 billion for the first nine months of 2019, compared to $1.3 billion in the same prior-year period. This increase was primarily the result of higher average consolidated obligations as well as higher rates paid, driven by higher short-term interest rates.

•
Other noninterest income was a loss of $14.0 million in the first nine months of 2019, compared to a gain of $21.3 million in the same prior-year period. This $35.3 million decrease was driven primarily by net losses on derivatives and hedging activities, partially offset by net gains on investment securities.

The net interest margin was 41 basis points and 51 basis points for the third quarter of 2019 and 2018, respectively. The net interest margin was 45 basis points and 49 basis points for the first nine months of 2019 and 2018, respectively.

Financial Condition. Advances. Advances totaled $70.3 billion at September 30, 2019, a decrease of $12.2 billion compared to $82.5 billion at December 31, 2018. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased compared to December 31, 2018, the term of advances extended slightly. At September 30, 2019, approximately 55% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 54% at December 31, 2018.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At September 30, 2019, the Bank held $14.0 billion of liquid assets compared to $9.2 billion at December 31, 2018. The $4.8 billion increase was primarily due to increased investment in U.S. Treasury obligations and changes in the liquidity regulations issued by the Finance Agency, effective March 31, 2019. At December 31, 2018, liquidity also included GSE and Tennessee Valley Authority (TVA) obligations classified as trading.

Investments. To enhance earnings, the Bank also maintains investments classified as AFS and HTM as well as certain trading securities. The Bank held $13.3 billion in its investment portfolio at September 30, 2019 compared with $10.9 billion at December 31, 2018, an increase of $2.4 billion. The increase reflects the addition of government-sponsored enterprises (GSEs) MBS to the AFS portfolio in response to widening mortgage spreads.

Consolidated Obligations. The Bank's consolidated obligations totaled $96.6 billion at September 30, 2019, a decrease of $4.6 billion from December 31, 2018. At September 30, 2019, bonds represented 71% of the Bank's consolidated obligations, compared with 64% at December 31, 2018. Discount notes represented 29% of the Bank's consolidated obligations at September 30, 2019 compared with 36% at year-end 2018. The overall decrease in consolidated obligations is largely consistent with the change in total assets.

Capital Position and Regulatory Requirements. Total capital at September 30, 2019 was $4.8 billion, compared to $5.4 billion at December 31, 2018. Total retained earnings at September 30, 2019 were $1.3 billion, up $32.9 million from year-end 2018, reflecting the Bank's net income for the first nine months of 2019 partially offset by dividends paid. Accumulated other comprehensive income (AOCI) was $104.0 million at September 30, 2019, an increase of $30.9 million from December 31, 2018. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

In February, April, July and October 2019, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.5% annualized on membership stock. These dividends were based on stockholders' average balances for the fourth quarter of 2018 (February dividend), the first quarter of 2019 (April dividend), the second quarter of 2019 (July dividend) and the third quarter of 2019 (October dividend).

The Bank met all of its capital requirements as of September 30, 2019, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30, 2019, the Bank was deemed "adequately capitalized."

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2018 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements.

Condensed Statements of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2019	2019	2019	2018	2018
Net interest income	$109.1	$110.6	$129.9	$123.3	$120.1
Provision for credit losses	0.4	1.0	0.4	0.3	—
Other noninterest income (loss)	(6.7)	(11.4)	4.1	(10.3)	12.0
Other expense	23.2	22.6	24.6	25.8	22.6
Income before assessments	78.8	75.6	109.0	86.9	109.5
Affordable Housing Program (AHP) assessment (1)	8.5	7.9	11.0	8.7	11.0
Net income	$70.3	$67.7	$98.0	$78.2	$98.5

Dividends	$63.5	$70.0	$69.6	$57.6	$58.8
Dividends per share	1.87	2.04	1.83	1.55	1.65
Weighted average dividend rate	7.44%	7.46%	7.44%	6.43%	6.42%
Dividend payout ratio (2)	90.40%	103.39%	71.01%	73.74%	59.71%
Return on average equity	5.79%	5.61%	7.66%	6.13%	7.99%
Return on average assets	0.26%	0.27%	0.38%	0.31%	0.41%
Net interest margin (3)	0.41%	0.45%	0.51%	0.50%	0.51%
Regulatory capital ratio (4)	4.88%	4.70%	4.99%	4.95%	5.16%
GAAP capital ratio (5)	4.65%	4.49%	5.07%	5.00%	5.24%
Total average equity to average assets	4.47%	4.80%	5.01%	5.11%	5.14%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

	Nine months ended
(in millions)	September 30, 2019	September 30, 2018
Net interest income	$349.6	$346.7
Provision for credit losses	1.8	2.8
Other noninterest income (loss)	(14.0)	21.3
Other expense	70.4	66.3
Income before assessments	263.4	298.9
AHP assessment (1)	27.4	30.0
Net income	$236.0	$268.9

Dividends	$203.1	$171.5
Dividends per share	5.73	4.77
Weighted average dividend rate	7.45%	6.42%
Dividend payout ratio (2)	86.07%	63.75%
Return on average equity	6.38%	7.35%
Return on average assets	0.30%	0.38%
Net interest margin (3)	0.45%	0.49%
Regulatory capital ratio (4)	4.88%	5.16%
GAAP capital ratio (5)	4.65%	5.24%
Total average equity to average assets	4.75%	5.11%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2019	2019	2019	2018	2018
Cash and due from banks	$13.8	$66.2	$79.9	$71.3	$158.6
Investments (1)	27,277.4	25,515.7	21,491.1	20,076.6	20,320.1
Advances	70,325.9	81,827.2	75,233.0	82,475.5	68,301.4
Mortgage loans held for portfolio, net	4,827.2	4,666.4	4,526.2	4,461.6	4,332.3
Total assets	102,913.7	112,520.8	101,772.0	107,486.5	93,481.9
Consolidated obligations:
Discount notes	28,155.7	35,010.0	26,731.3	36,896.6	27,756.0
Bonds	68,452.7	70,881.3	68,628.8	64,298.6	59,836.8
Total consolidated obligations	96,608.4	105,891.3	95,360.1	101,195.2	87,592.8
Deposits	556.2	559.0	623.2	387.0	502.2
Total liabilities	98,128.0	107,464.9	96,613.4	102,110.2	88,585.0
Capital stock - putable	3,372.9	3,643.2	3,745.6	4,027.3	3,546.6
Retained earnings	1,308.8	1,298.6	1,304.3	1,275.9	1,255.3
Total capital	4,785.7	5,055.9	5,158.6	5,376.3	4,896.9
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and trading, AFS and HTM investment securities.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the nine months ended September 30, 2019 and 2018, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2018 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $70.3 million for the third quarter of 2019, compared to $98.5 million for the third quarter of 2018. This $28.2 million decrease was driven primarily by higher interest expense, partially offset by higher interest income, related to higher short-term interest rates. In addition, an $18.7 million decrease in other noninterest income was driven primarily by net losses on derivatives and hedging activities, partially offset by net gains on investment securities. The Bank's return on average equity for the third quarter of 2019 was 5.79% compared to 7.99% for the third quarter of 2018.

For the nine months ended September 30, 2019, net income was $236.0 million, compared to $268.9 million for the same prior-year period, a decrease of $32.9 million. The decrease in net income was primarily driven by a $35.3 million decrease in other noninterest income, resulting from net losses on derivatives and hedging activities, partially offset by net gains on investment securities. The Bank's return on average equity for the first nine months of 2019 was 6.38% compared to 7.35% for the same prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2019 and 2018.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2019			2018
(dollars in millions)	Average Balance	Interest Income/ Expense (1)	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (2)	$10,532.4	$59.1	2.23	$6,680.7	$32.9	1.96
Interest-bearing deposits (3)	1,598.5	9.4	2.32	815.0	3.8	1.84
Investment securities (4)	14,968.1	110.6	2.93	11,677.4	85.1	2.89
Advances (5)	74,816.4	478.5	2.54	70,765.2	432.0	2.42
Mortgage loans held for portfolio (6)	4,758.5	42.4	3.54	4,263.7	38.2	3.56
Total interest-earning assets	106,673.9	700.0	2.61	94,202.0	592.0	2.49
Other assets (7)	1,163.1			846.3
Total assets	$107,837.0			$95,048.3
Liabilities and capital:
Deposits (3)	$582.8	$2.9	1.99	$462.3	$2.0	1.74
Consolidated obligation discount notes	29,892.4	167.4	2.22	23,940.2	120.2	1.99
Consolidated obligation bonds (8)	71,164.2	413.9	2.31	65,001.0	349.3	2.13
Other borrowings	343.8	6.7	7.75	21.9	0.4	6.55
Total interest-bearing liabilities	101,983.2	590.9	2.30	89,425.4	471.9	2.09
Other liabilities	1,036.8			734.3
Total capital	4,817.0			4,888.6
Total liabilities and capital	$107,837.0			$95,048.3
Net interest spread			0.31			0.40
Impact of noninterest-bearing funds			0.10			0.11
Net interest income/net interest margin		$109.1	0.41		$120.1	0.51
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
(5) Average balances reflect noninterest-earning hedge accounting adjustments of $208.2 million and $(272.3) million in 2019 and 2018, respectively.
(6) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(7) The allowance for credit losses and the noncredit portion of OTTI losses on investment securities is reflected in other assets for this presentation.
(8) Average balances reflect noninterest-bearing hedge accounting adjustments of $31.5 million and $(220.7) million in 2019 and 2018, respectively.

Net interest income for the third quarter of 2019 decreased $11.0 million from the same prior year period due to an increase in interest expense partially offset by higher interest income. Increased interest expense included higher funding costs on the Bank's consolidated obligations and interest expense on mandatorily redeemable capital stock. Interest-earning assets increased 13% and was primarily due to higher demand for advances and a higher amount of purchases in the Bank's liquidity portfolio. The rate earned on interest-earning assets increased 12 basis points primarily due to a higher yield on advances. Interest income increased across all categories. The increase was driven by both higher volume and an increase in yield. The rate paid on interest-bearing liabilities increased 21 basis points due to higher funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds decreased one basis point.

Average Balances and Interest Yields/Rates Paid

	Nine months ended September 30,
	2019			2018
(dollars in millions)	Average Balance	Interest Income/ Expense (1)	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (2)	$8,664.2	$152.4	2.35	$7,150.6	$91.1	1.70
Interest-bearing deposits (3)	1,730.6	31.5	2.43	611.2	7.5	1.63
Investment securities (4)	13,416.8	307.5	3.06	11,448.7	230.0	2.69
Advances (5)	74,576.5	1,508.2	2.70	71,663.1	1,162.2	2.17
Mortgage loans held for portfolio (6)	4,622.5	126.9	3.67	4,114.6	110.0	3.58
Total interest-earning assets	103,010.6	2,126.5	2.76	94,988.2	1,600.8	2.26
Other assets (7)	1,095.0			798.7
Total assets	$104,105.6			$95,786.9
Liabilities and capital:
Deposits (3)	$562.6	$8.9	2.12	$490.2	$5.7	1.54
Consolidated obligation discount notes	28,174.2	497.4	2.36	24,955.1	318.4	1.71
Consolidated obligation bonds (8)	69,219.0	1,260.0	2.43	64,786.1	929.5	1.92
Other borrowings	184.0	10.6	7.73	11.3	0.5	6.31
Total interest-bearing liabilities	98,139.8	1,776.9	2.42	90,242.7	1,254.1	1.86
Other liabilities	1,017.9			651.7
Total capital	4,947.9			4,892.5
Total liabilities and capital	$104,105.6			$95,786.9
Net interest spread			0.34			0.40
Impact of noninterest-bearing funds			0.11			0.09
Net interest income/net interest margin		$349.6	0.45		$346.7	0.49
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
(5) Average balances reflect noninterest-earning hedge accounting adjustments of $50.3 million and $(235.5) million in 2019 and 2018, respectively.
(6) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(7) The allowance for credit losses and the noncredit portion of OTTI losses on investment securities is reflected in other assets for this presentation.
(8) Average balances reflect noninterest-bearing hedge accounting adjustments of $(33.1) million and $(212.8) million in 2019 and 2018, respectively.

Net interest income for the first nine months of 2019 increased $2.9 million from the same prior year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets increased 8% primarily due to higher demand for advances and a higher amount of purchases in the Bank's liquidity portfolio. The rate earned on interest-earning assets increased 50 basis points primarily due to a higher yield on advances. Interest income increased across all categories. The increase was driven by both higher volume and an increase in yield. The rate paid on interest-bearing liabilities increased 56 basis points due to higher funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds increased two basis points due to higher interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2019 and 2018.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2019 compared to 2018
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$21.1	$5.1	$26.2	$21.9	$39.4	$61.3
Interest-bearing deposits	4.4	1.2	5.6	18.9	5.1	24.0
Investment securities	24.3	1.2	25.5	42.6	34.9	77.5
Advances	25.4	21.1	46.5	48.9	297.1	346.0
Mortgage loans held for portfolio	4.4	(0.2)	4.2	13.9	3.0	16.9
Total interest-earning assets	$79.6	$28.4	$108.0	$146.2	$379.5	$525.7
Interest-bearing deposits	$0.6	$0.3	$0.9	$0.9	$2.3	$3.2
Consolidated obligation discount notes	32.3	14.9	47.2	45.1	133.9	179.0
Consolidated obligation bonds	34.6	30.0	64.6	67.1	263.4	330.5
Other borrowings	6.2	0.1	6.3	10.0	0.1	10.1
Total interest-bearing liabilities	$73.7	$45.3	$119.0	$123.1	$399.7	$522.8
Total increase (decrease) in net interest income	$5.9	$(16.9)	$(11.0)	$23.1	$(20.2)	$2.9

Interest income and interest expense both increased in both the quarter-over-quarter and year-over-year comparisons. In the quarterly comparison, the increase for both interest income and expense was primarily volume driven in addition to higher rates. In the year-over-year comparison, higher rates drove the increases in both interest income and expense augmented by higher volumes. The rate increase for both comparisons was primarily due to changes in market interest rates as the Federal funds target rate increased.

Interest expense on the average consolidated obligations portfolio increased in both comparisons. Rates paid on both discount notes and bonds rose due to the rise in market interest rates. Average discount note and bond balances increased in both comparisons. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2019 and 2018. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2019	2018	2019	2018
RepoPlus/Mid-Term Repo	$23,331.1	$20,637.0	$21,243.2	$22,223.8
Core (Term)	51,257.1	50,365.3	53,263.1	49,639.5
Convertible Select	20.0	35.5	20.0	35.5
Total par value	$74,608.2	$71,037.8	$74,526.3	$71,898.8

Variances in total advances shown above were driven primarily by changes in large member activity.

Derivative Effects on Interest Income. On January 1, 2019, the Bank adopted ASU 2017-12. Changes in fair value of derivative instruments and the related hedged item for designated fair value hedges are now included in net interest income for reporting purposes. Prior to adoption, these amounts were reported in other noninterest income. See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations and Note 9 - Derivatives and Hedging Activities in this Form 10-Q for additional information. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$74,816.4	$478.5	2.54	$470.1	2.49	$8.4	0.05
Mortgage loans held for portfolio	4,758.5	42.4	3.54	43.2	3.60	(0.8)	(0.06)
All other interest-earning assets	27,099.0	179.1	2.62	180.3	2.64	(1.2)	(0.02)
Total interest-earning assets	$106,673.9	$700.0	2.61	$693.6	2.58	$6.4	0.03
Liabilities:
Consolidated obligation bonds	$71,164.2	$413.9	2.31	$401.6	2.24	$12.3	0.07
All other interest-bearing liabilities	30,819.0	177.0	2.28	177.0	2.28	—	—
Total interest-bearing liabilities	$101,983.2	$590.9	2.30	$578.6	2.25	$12.3	0.05
Net interest income/net interest spread		$109.1	0.31	$115.0	0.33	$(5.9)	(0.02)

Three Months Ended September 30, 2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$70,765.2	$432.0	2.42	$417.6	2.34	$14.4	0.08
Mortgage loans held for portfolio	4,263.7	38.2	3.56	39.2	3.64	(1.0)	(0.08)
All other interest-earning assets	19,173.1	121.8	2.52	122.1	2.53	(0.3)	(0.01)
Total interest-earning assets	$94,202.0	$592.0	2.49	$578.9	2.44	$13.1	0.05
Liabilities:
Consolidated obligation bonds	$65,001.0	$349.3	2.13	$321.4	1.96	$27.9	0.17
All other interest-bearing liabilities	24,424.4	122.6	1.99	122.6	1.99	—	—
Total interest-bearing liabilities	$89,425.4	$471.9	2.09	$444.0	1.97	$27.9	0.12
Net interest income/net interest spread		$120.1	0.40	$134.9	0.47	$(14.8)	(0.07)

Nine Months Ended September 30, 2019 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$74,576.5	$1,508.2	2.70	$1,456.7	2.61	$51.5	0.09
Mortgage loans held for portfolio	4,622.5	126.9	3.67	129.2	3.74	(2.3)	(0.07)
All other interest-earning assets	23,811.6	491.4	2.76	494.0	2.77	(2.6)	(0.01)
Total interest-earning assets	$103,010.6	$2,126.5	2.76	$2,079.9	2.70	$46.6	0.06
Liabilities:
Consolidated obligation bonds	$69,219.0	$1,260.0	2.43	$1,194.5	2.31	$65.5	0.12
All other interest-bearing liabilities	28,920.8	516.9	2.39	516.9	2.39	—	—
Total interest-bearing liabilities	$98,139.8	$1,776.9	2.42	$1,711.4	2.33	$65.5	0.09
Net interest income/net interest spread		$349.6	0.34	$368.5	0.37	$(18.9)	(0.03)

Nine Months Ended September 30, 2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$71,663.1	$1,162.2	2.17	$1,140.1	2.13	$22.1	0.04
Mortgage loans held for portfolio	4,114.6	110.0	3.58	112.6	3.66	(2.6)	(0.08)
All other interest-earning assets	19,210.5	328.6	2.29	332.5	2.31	(3.9)	(0.02)
Total interest-earning assets	$94,988.2	$1,600.8	2.26	$1,585.2	2.23	$15.6	0.03
Liabilities:
Consolidated obligation bonds	$64,786.1	$929.5	1.92	$870.3	1.80	$59.2	0.12
All other interest-bearing liabilities	25,456.6	324.6	1.70	324.6	1.70	—	—
Total interest-bearing liabilities	$90,242.7	$1,254.1	1.86	$1,194.9	1.77	$59.2	0.09
Net interest income/net interest spread		$346.7	0.40	$390.3	0.46	$(43.6)	(0.06)

The use of derivatives reduced net interest income and net interest spread for the three and nine months ended September 30, 2019 and 2018. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the benchmark interest rates. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations, which convert the interest rates on those instruments from a fixed rate to a variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income.
The Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans was $371 thousand for the third quarter of 2019 compared to $47 thousand for the third quarter of 2018. For the nine months ended September 30, 2019 and 2018, the provision for credit losses on mortgage loans held for portfolio and BOB loans was $1.8 million and $2.8 million, respectively. The nine month decrease was primarily attributable to a non-recurring adjustment to the MPF Plus product which was made in the first quarter of 2018.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net OTTI losses	$(0.3)	$—	$(0.3)	$(0.4)
Net gains (losses) on investment securities	5.4	(3.0)	23.3	(14.4)
Net gains (losses) on derivatives and hedging activities	(17.4)	7.8	(55.2)	16.0
Standby letters of credit fees	5.3	5.8	16.3	17.3
Other, net	0.3	1.4	1.9	2.8
Total other noninterest income	$(6.7)	$12.0	$(14.0)	$21.3

The Bank's lower total other noninterest income for the third quarter and first nine months of 2019 compared to the same prior year periods was primarily due to the negative variance in net gains (losses) on derivatives and hedging activities, partially offset by the positive variance in net gains (losses) on investment securities. The net gains on investment securities reflects the impact of fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio. The activity related to derivatives and hedging is discussed in more detail below.

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

On January 1, 2019, the Bank adopted ASU 2017-12. Changes in fair value of the derivative instruments and the related hedged item for designated fair value hedges are now included in net interest income for reporting purposes. Prior to adoption, these amounts were reported in other noninterest income. See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations and Note 9 - Derivatives and Hedging Activities in this Form 10-Q for additional information. The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30, 2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.9)	$(9.7)	$(9.0)	$2.9	$—	$—	$(17.7)
Other (1)	—	—	—	—	—	0.3	0.3
Total net gains (losses) on derivatives and hedging activities	$(1.9)	$(9.7)	$(9.0)	$2.9	$—	$0.3	$(17.4)

	Three months ended September 30, 2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.2)	$0.2	$—	$2.6	$—	$—	$2.6
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	0.5	7.1	4.1	(6.9)	1.4	—	6.2
Other (1)	—	—	—	—	—	(1.0)	(1.0)
Total net gains (losses) on derivatives and hedging activities	$0.3	$7.3	$4.1	$(4.3)	$1.4	$(1.0)	$7.8

	Nine months ended September 30, 2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(15.1)	$(42.2)	$(31.9)	$33.7	$0.2	$—	$(55.3)
Other (1)	—	—	—	—	—	0.1	0.1
Total net gains (losses) on derivatives and hedging activities	$(15.1)	$(42.2)	$(31.9)	$33.7	$0.2	$0.1	$(55.2)

	Nine months ended September 30, 2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$2.8	$—	$(1.0)	$—	$—	$2.1
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	5.7	33.3	16.6	(39.1)	(0.4)	—	16.1
Other (1)	—	—	—	—	—	(2.2)	(2.2)
Total net gains (losses) on derivatives and hedging activities	$6.0	$36.1	$16.6	$(40.1)	$(0.4)	$(2.2)	$16.0
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(17.7) million in the third quarter of 2019 compared to net gains of $6.2 million for the third quarter of 2018. For the nine months ended September 30, 2019, the Bank recorded net losses of $(55.3) million compared to net gains of $16.1 million for the same period in 2018. The losses during 2019 were primarily on the Bank's asset swaps due to decreases in interest rates throughout the year. In contrast, the gains during 2018 were due to increases in interest rates throughout the year. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $9.2 billion at September 30, 2019 and $7.7 billion at December 31, 2018.

Other Expense

The Bank's total other expenses increased slightly to $23.2 million for the third quarter of 2019 compared to the same prior year period. For the first nine months of 2019 compared to the same prior year period, the Bank's total other expense increased $4.1 million, to $70.4 million. The increase was primarily due to higher fees paid to the Finance Agency and the Office of Finance (OF), technology-related costs and contractual service fees.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2018 Form 10-K.

Assets

Total assets were $102.9 billion at September 30, 2019, compared with $107.5 billion at December 31, 2018, a decrease of $4.6 billion. The decrease was primarily due to lower advances, partially offset by an increase in the liquidity portfolio and investments. Advances totaled $70.3 billion at September 30, 2019, a decrease of $12.2 billion compared to $82.5 billion at December 31, 2018.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the Mortgage Partnership Finance® (MPF®) program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations and high quality liquid assets using full year average balances, was 83.0% and 84.6% as of September 30, 2019 and December 31, 2018, respectively.

Advances. Advances (par) totaled $70.1 billion at September 30, 2019 compared to $82.6 billion at December 31, 2018. At September 30, 2019, the Bank had advances to 164 borrowing members, compared to 184 borrowing members at December 31, 2018. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Advances outstanding to the Bank’s five largest borrowers increased to 79.3% of total advances as of September 30, 2019, compared to 77.2% at December 31, 2018. In the second quarter of 2019, Chase Bank USA, N.A. (Chase), one of the Bank’s five largest borrowers became a non-member as its charter was merged with an entity outside of the Bank’s district. Chase's outstanding advance balance as of September 30, 2019 is $8.0 billion.

The following table provides advances at par by redemption terms at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
(in millions)	2019	2018
Fixed-rate
Due in 1 year or less (1)	$16,976.8	$22,556.5
Due after 1 year through 3 years	13,341.1	11,897.9
Due after 3 years through 5 years	2,916.5	4,973.7
Thereafter	610.2	632.6
Total par value	$33,844.6	$40,060.7

Fixed-rate, callable or prepayable(1)
Due after 1 year through 3 years	$20.0	$—
Total par value	$20.0	$—

Variable-rate
Due in 1 year or less (1)	$11,494.9	$8,813.9
Due after 1 year through 3 years	9,123.0	17,313.0
Due after 3 years through 5 years	100.0	100.0
Thereafter	3.1	3.1
Total par value	$20,721.0	$26,230.0

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$3,225.0	$6,115.0
Due after 1 year through 3 years	11,835.0	9,725.0
Due after 3 years through 5 years	40.0	10.0
Total par value	$15,100.0	$15,850.0

Other(3)
Due in 1 year or less	$131.3	$147.1
Due after 1 year through 3 years	153.3	161.0
Due after 3 years through 5 years	67.7	75.0
Thereafter	64.3	73.8
Total par value	$416.6	$456.9
Total par balance	$70,102.2	$82,597.6
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2019 or December 31, 2018.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the nine months ended September 30, 2019 and 2018. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and Community Financial Institutions (CFIs) (under $1.2 billion).

	September 30,	September 30,
Member Classification	2019	2018
Large	5	6
Regional	15	17
Mid-size	27	26
CFI (1)	162	173
Insurance	15	16
Total borrowing members during the period	224	238
Total membership	289	294
Percentage of members borrowing during the period	77.5%	81.0%
Notes:
(1) For purposes of this member classification reporting, the Bank groups community development financial institutions (CDFIs) with CFIs.

The following table provides information at par on advances by member classification at September 30, 2019 and December 31, 2018.

(in millions)	September 30, 2019	December 31, 2018
Member Classification
Large	$47,900.0	$63,675.0
Regional	4,934.3	8,835.7
Mid-size	3,630.8	4,062.9
CFI	3,311.6	3,739.0
Insurance	1,808.1	1,783.2
Non-member	8,517.4	501.8
Total	$70,102.2	$82,597.6

As of September 30, 2019, total advances decreased 15% compared with balances at December 31, 2018. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. In addition, in the second quarter of 2019, Chase became a non-member as its charter was merged with an entity outside of the Bank’s district. Advances of $8.0 billion to Chase moved from the Large member classification to Non-member in the table above.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2019.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $4.8 billion and $4.5 billion at September 30, 2019 and December 31, 2018, respectively.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for both the Bank's mortgage loans and BOB loans for the first nine months of 2019 and 2018. Balances regarding the Bank’s loan products are summarized below.

(in millions)	September 30, 2019	December 31, 2018
Advances (1)	$70,325.9	$82,475.5
Mortgage loans held for portfolio, net (2)	4,827.2	4,461.6
Nonaccrual mortgage loans (3)	17.9	16.6
Mortgage loans 90 days or more delinquent and still accruing interest (4)	3.8	4.1
BOB loans, net	20.0	17.3
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

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2019, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.4% of the MPF Original portfolio and 2.0% of the MPF Plus portfolio compared with 0.4% and 2.2%, respectively, at December 31, 2018. The MPF 35 portfolio delinquency was 0.07 % and 0.02%, at September 30, 2019 and December 31, 2018, respectively.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2019 and December 31, 2018.

	MPF CE structure September 30, 2019		ACL September 30, 2019
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.0	$81.3	$4.6	$(1.3)	$(2.5)	$0.8
MPF 35	8.9	96.5	1.1	—	(1.1)	—
MPF Plus	16.0	6.6	9.3	—	(1.8)	7.5
Total	$30.9	$184.4	$15.0	$(1.3)	$(5.4)	$8.3

	MPF CE structure December 31, 2018		ACL December 31, 2018
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge - offs	Reduction to the ACL due to CE	ACL
MPF Original	$5.4	$80.0	$4.5	$(1.2)	$(2.9)	$0.4
MPF 35	7.0	74.3	0.3	—	(0.3)	—
MPF Plus	16.5	7.6	8.9	—	(2.0)	6.9
Total	$28.9	$161.9	$13.7	$(1.2)	$(5.2)	$7.3

The ACL on mortgage loans increased $1.0 million during the first nine months of 2019 due to an increase in the probability of default for MPF Original loans that are currently performing and an increase in the ACL associated with the MPF Plus product due to lower CE fee recovery resulting from a shorter weighted average life of the portfolio.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at September 30, 2019 increased by $4.8 billion compared to December 31, 2018, primarily due to increased investment in U.S. Treasury obligations and as a result of changes in the liquidity regulations issued by the Finance Agency, effective March 31, 2019. At December 31, 2018, liquidity also included GSE and TVA obligations classified as trading.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $13.3 billion and $10.9 billion at September 30, 2019 and December 31, 2018, respectively.

Investment securities, including all trading, AFS, and HTM securities, totaled $17.0 billion at September 30, 2019, compared to $12.2 billion at December 31, 2018. Details of the investment securities follow.

	Carrying Value
(in millions)	September 30, 2019	December 31, 2018
Trading securities:
Non-MBS:
U.S. Treasury obligations	$3,667.3	$997.1
GSE and TVA obligations	242.9	284.0
Total trading securities	$3,910.2	$1,281.1
Yield on trading securities	2.16%	2.51%
AFS securities:
GSE and TVA obligations	$1,563.2	$1,785.3
State or local agency obligations	250.0	245.9
MBS:
U.S. obligations single-family MBS	703.0	218.5
GSE single-family MBS	3,638.7	2,581.5
GSE multifamily MBS	4,125.0	2,605.5
Private label residential MBS	344.5	409.6
Total AFS securities	$10,624.4	$7,846.3
Yield on AFS securities	2.83%	3.05%
HTM securities:
Certificates of deposit	$—	$700.0
State or local agency obligations	98.5	102.7
MBS:
U.S. obligations single-family MBS	268.1	325.2
GSE single-family MBS	1,103.1	899.9
GSE multifamily MBS	804.9	853.0
Private label residential MBS	159.5	205.2
Total HTM securities	$2,434.1	$3,086.0
Yield on HTM securities	3.33%	3.27%
Total investment securities	$16,968.7	$12,213.4
Yield on investment securities	2.75%	3.05%

As of September 30, 2019, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Fannie Mae	$6,551.3	$6,572.3
U.S. Treasury	3,667.3	3,667.3
Freddie Mac	3,145.8	3,185.9
Federal Farm Credit Banks	1,696.4	1,696.4
Ginnie Mae	890.0	891.5
Total	$15,950.8	$16,013.4

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2019 increased to $556.2 million from $387.0 million at December 31, 2018.

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $96.6 billion at September 30, 2019, a decrease of $4.6 billion from December 31, 2018.

At September 30, 2019, the Bank’s bonds outstanding increased to $68.4 billion compared to $64.3 billion at December 31, 2018. Conversely, discount notes outstanding at September 30, 2019 decreased to $28.2 billion from $36.9 billion at December 31, 2018. The overall decrease in consolidated obligations is largely consistent with the change in total assets.

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

Commitments and Off-Balance Sheet Items. As of September 30, 2019, the Bank was obligated to fund approximately $10.9 million in additional advances and BOB loans, $103.6 million of mortgage loans, and to issue $1,472.0 million in consolidated obligations. In addition, the Bank had $18.6 billion in outstanding standby letters of credit as of September 30, 2019. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2019		December 31, 2018
Commercial banks	143	$3,005.8	146	$3,629.2
Savings institutions	53	159.3	58	197.9
Insurance companies	32	138.1	29	131.6
Credit unions	59	69.3	56	68.2
CDFI	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	289	$3,372.9	291	$4,027.3
Mandatorily redeemable capital stock		343.7		24.1
Total capital stock		$3,716.6		$4,051.4

The total number of members as of September 30, 2019 decreased by two members compared to December 31, 2018. The Bank lost eight members in the first nine months of 2019 and added six new members. Two members merged their charters with entities outside of the Bank's district; one member completed their membership withdrawal; and five members merged with another institution within the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2019 and December 31, 2018.

(dollars in millions)	September 30, 2019
Member (1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$1,107.0	29.8%
Ally Bank, Midvale, UT	711.8	19.2

	December 31, 2018
	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$947.4	23.4%
Ally Bank, Midvale, UT	903.5	22.3
Chase Bank USA, N.A., Wilmington, DE	537.2	13.3
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $469 million as of September 30, 2019. The Bank's retained earnings were $1,308.8 million at September 30, 2019.

Retained earnings increased $32.9 million to $1,308.8 million at September 30, 2019, compared to $1,275.9 million at December 31, 2018. The increase in retained earnings during the first nine months of 2019 reflected net income that was partially offset by dividends paid. Total retained earnings at September 30, 2019 included unrestricted retained earnings of $909.7 million and restricted retained earnings (RRE) of $399.1 million.

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

(in millions)	September 30, 2019	December 31, 2018
Permanent capital:
Capital stock (1)	$3,716.6	$4,051.4
Retained earnings	1,308.8	1,275.9
Total permanent capital	$5,025.4	$5,327.3
RBC requirement:
Credit risk capital	$364.7	$375.7
Market risk capital	249.2	577.1
Operations risk capital	184.2	285.9
Total RBC requirement	$798.1	$1,238.7
Excess permanent capital over RBC requirement	$4,227.3	$4,088.6
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The decrease in the total RBC requirement as of September 30, 2019 is mainly related to the change in the market risk capital component. The change was primarily driven by a decrease in the severity of the scenarios modeled as a result of lower interest rates. The Finance Agency has issued an Advisory Bulletin effective for RBC reporting beginning with the first quarter of 2020, which revises the market risk scenario methodology and significantly lessens the influence of the level of rates on the scenarios under the current requirements. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On September 25, 2019, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2019. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2019.

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

During the nine months ended September 30, 2019, the Bank updated its critical accounting policy on Accounting for Derivatives as a result of adoption of ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. Effective January 1, 2019, the Bank updated is application of hedge accounting for the designation of a fallback long-haul method for short-cut hedge strategies and the use of qualitative hedge effectiveness assessments for an appropriate subset of fair value relationships. In addition, the Bank modified its presentation of results of fair value hedges within its results of operations. See Note 9 - Derivatives and Hedging Activities in this Form 10-Q.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

Advisory Bulletin 2019-03 Capital Stock Management.  On August 14, 2019, the Finance Agency issued an Advisory Bulletin (AB) providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least 2% of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. Beginning in February 2020, the Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices. The Bank does not expect the AB to have a material impact on the Bank’s capital management practices, financial condition, and/or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out.  On September 27, 2019, the Finance Agency issued a Supervisory Letter (Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks.  The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

As a result of the Supervisory Letter, beginning on December 31, 2019, the Bank will cease purchasing investments that reference LIBOR and mature after December 31, 2021. On March 31, 2020, the Bank expects to suspend transactions in certain advances linked to LIBOR that mature after December 31, 2021, and to no longer enter into derivatives indexed to LIBOR that mature after December 31, 2021. The Bank does not expect the Supervisory Letter to have a material impact on the Bank’s financial condition and results of operations.

Office of the Comptroller of the Currency (OCC), Board of Governors of the Federal Reserve System (Federal Reserve), and Federal Deposit Insurance Corporation (FDIC) Final Rules on Changes to Applicability Thresholds for Regulatory Capital and Liquidity Requirements. In October 2019, the OCC, the Federal Reserve and the FDIC adopted final rules that establish risk-based categories for determining the applicability of requirements under the regulatory capital rule and liquidity coverage ratio rule for large U.S. banking organizations. The rules establish four categories of standards and apply tailored capital and liquidity requirements for banking organizations subject to each category. Organizations in the lowest risk category, those with $100 billion or more in total consolidated assets and that do not meet the thresholds for one of the other categories (Category IV), with at least $50 billion, but less than $75 billion, of weighted short-term wholesale funding, are subject to reduced liquidity requirements equivalent to 70% of the full liquidity coverage ratio requirement. Organizations in the next lowest risk category, those with $250 billion or more in total consolidated assets that are not “global systemically important banking organizations” (GSIBs) (Category III), with less than $75 billion of weighted short-term wholesale funding, are subject to reduced liquidity requirements equivalent to 85% of the full liquidity coverage ratio requirement. Organizations in the highest risk categories, those with $700 billion or more in total consolidated assets (Category II) and GSIBs (Category I), continue to be subject to existing capital and liquidity requirements. These changes could result in reduced advance levels for the Bank.

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy. The MV/CS ratio was 138.6% at September 30, 2019 and 134.0% at December 31, 2018. The increase was primarily due to the growth in retained earnings and the decline in capital stock as a result of lower advances.

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

The following table presents the Bank's duration of equity exposure at September 30, 2019 and December 31, 2018. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
September 30, 2019	0.6	0.0	1.1	1.6
December 31, 2018	(0.3)	0.1	0.3	0.5

Duration of equity changes in the first nine months of 2019 were primarily the result of lower interest rates and balance sheet management actions (e.g. funding and hedging decisions). The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2019	(25)	31	55	(17)	(21)
December 31, 2018	(1)	(16)	(15)	23	23

Changes in ROE spread volatility in the first nine months of 2019 primarily reflect the impact of lower interest rates and balance sheet management actions (e.g. funding and hedging decisions). For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2019 and December 31, 2018.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2019, aggregate TCE was $90.4 billion, comprised of approximately $70.1 billion in advance principal outstanding, $19.9 billion in letters of credit (including forward commitments) and $0.4 billion in advance commitments, accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2018 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At September 30, 2019 and December 31, 2018, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at September 30, 2019.

	September 30, 2019
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$21,942.2	24.3%
Ally Bank, UT (2)	16,496.2	18.2
TD Bank, National Association, DE	11,017.4	12.2
Chase Bank USA, N.A., DE (3)	8,010.4	8.9
Santander Bank, National Association, DE (4)	7,594.1	8.4
	65,060.3	72.0
Other financial institutions	25,316.2	28.0
Total TCE outstanding	$90,376.5	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) In the second quarter of 2019, Chase became a non-member as its charter was merged with an entity outside of the Bank’s district.
(4) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of September 30, 2019.

	September 30, 2019
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$21,900.0	31.2%
Ally Bank, UT (2)	16,450.0	23.5
Chase Bank USA, N.A., DE (3)	8,000.0	11.4
Santander Bank, National Association, DE (4)	6,725.0	9.6
First National Bank of Pennsylvania, PA	2,500.0	3.6
	55,575.0	79.3
Other borrowers	14,527.2	20.7
Total advances	$70,102.2	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) In the second quarter of 2019, Chase became a non-member as its charter was merged with an entity outside of the Bank’s district.
(4) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date September 30, 2019 balances for the five largest borrowers totaled $58.3 billion, or 78.3% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $18.6 billion at September 30, 2019, and $20.2 billion at December 31, 2018, primarily related to public unit deposits. Available master standby letters of credit of $1.0 billion at both September 30, 2019 and December 31, 2018, are not included in these totals. At September 30, 2019, the Bank had a concentration of letters of credit with TD Bank totaling $10.2 billion or 54.8% of the total amount. At December 31, 2018, $12.1 billion or 59.8% of the letters of credit were concentrated with TD Bank and PNC Bank.

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

For members/borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$88,923.0	43.6%	$5,733.5	74.0%	$9,505.9	86.6%	$104,162.4	46.7%
High quality investment securities	4,704.4	2.3	2,012.6	26.0	1,443.6	13.2	8,160.6	3.7
ORERC (1) /CFI eligible collateral	91,099.1	44.6	—	—	18.9	0.2	91,118.0	40.9
Multi-family residential mortgage loans	19,405.8	9.5	—	—	0.1	—	19,405.9	8.7
Total eligible collateral value	$204,132.3	100.0%	$7,746.1	100.0%	$10,968.5	100.0%	$222,846.9	100.0%
Total TCE	$79,552.7	88.1%	$1,834.9	2.0%	$8,988.9	9.9%	$90,376.5	100.0%
Number of members	181	87.0%	12	5.8%	15	7.2%	208	100.0%

	December 31, 2018
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$84,382.9	40.7%	$20,917.0	92.4%	$14.3	1.1%	$105,314.2	45.5%
High quality investment securities	11,484.7	5.5	1,719.3	7.6	1,252.5	97.1	14,456.5	6.2
ORERC/CFI eligible collateral	92,568.1	44.6	—	—	23.5	1.8	92,591.6	40.0
Multi-family residential mortgage loans	19,173.1	9.2	—	—	0.1	—	19,173.2	8.3
Total eligible collateral value	$207,608.8	100.0%	$22,636.3	100.0%	$1,290.4	100.0%	$231,535.5	100.0%
Total TCE	$86,398.3	82.8%	$16,986.0	16.2%	$1,012.7	1.0%	$104,397.0	100.0%
Number of members	193	88.5%	12	5.5%	13	6.0%	218	100.0%
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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2019 and December 31, 2018, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2019(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,568.3	$—	$—	$—	$1,568.3
Securities purchased under agreements to resell	—	—	—	1,000.0	800.0	—	1,800.0
Federal funds sold	—	1,685.0	5,000.0	250.0	—	—	6,935.0
Total money market investments	—	1,685.0	6,568.3	1,250.0	800.0	—	10,303.3
Investment securities:
U.S. Treasury obligations	—	3,667.3	—	—	—	—	3,667.3
GSE and TVA obligations	—	1,806.1	—	—	—	—	1,806.1
State or local agency obligations	26.2	322.3	—	—	—	—	348.5
Total non-MBS	26.2	5,795.7	—	—	—	—	5,821.9
U.S. obligations single-family MBS	—	971.1	—	—	—	—	971.1
GSE single-family MBS	—	4,741.8	—	—	—	—	4,741.8
GSE multifamily MBS	—	4,929.9	—	—	—	—	4,929.9
Private label residential MBS	—	28.8	40.8	28.5	178.5	227.4	504.0
Total MBS	—	10,671.6	40.8	28.5	178.5	227.4	11,146.8
Total investments	$26.2	$18,152.3	$6,609.1	$1,278.5	$978.5	$227.4	$27,272.0

	December 31, 2018 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,117.8	$—	$—	$—	$2,117.8
Securities purchased under agreements to resell	—	—	—	—	1,000.0	—	1,000.0
Federal funds sold	—	1,000.0	3,590.0	150.0	—	—	4,740.0
Total money market investments	—	1,000.0	5,707.8	150.0	1,000.0	—	7,857.8
Investment securities:
U.S. Treasury obligations	—	997.1	—	—	—	—	997.1
Certificates of deposit	—	200.0	500.0	—	—	—	700.0
GSE and TVA obligations	—	2,069.3	—	—	—	—	2,069.3
State or local agency obligations	25.4	323.2	—	—	—	—	348.6
Total non-MBS	25.4	3,589.6	500.0	—	—	—	4,115.0
U.S. obligations single-family MBS	—	543.7	—	—	—	—	543.7
GSE single-family MBS	—	3,481.4	—	—	—	—	3,481.4
GSE multifamily MBS	—	3,458.5	—	—	—	—	3,458.5
Private label residential MBS	—	40.9	53.0	47.5	197.4	276.0	614.8
Total MBS	—	7,524.5	53.0	47.5	197.4	276.0	8,098.4
Total investments	$25.4	$12,114.1	$6,260.8	$197.5	$1,197.4	$276.0	$20,071.2
Notes:
(1) Balances exclude total accrued interest of $53.3 million and $35.6 million for September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019, the Bank had unsecured exposure to 16 counterparties totaling $8.5 billion, with one counterparty exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2019 and December 31, 2018. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	September 30, 2019	December 31, 2018
Interest-bearing deposits	$1,568.3	$2,117.8
Certificates of deposit	—	700.0
Federal funds sold	6,935.0	4,740.0
Total	$8,503.3	$7,557.8
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of September 30, 2019, 59.2% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2019, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2019 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$3,218.3	$250.0	$3,468.3
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Canada	—	1,600.0	—	1,600.0
Finland	685.0	—	—	685.0
France	—	700.0	—	700.0
Netherlands	—	800.0	—	800.0
Norway	—	250.0	—	250.0
Total U.S. branches and agency offices of foreign commercial banks	1,685.0	3,350.0	—	5,035.0
Total unsecured investment credit exposure	$1,685.0	$6,568.3	$250.0	$8,503.3

(in millions)
December 31, 2018 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$3,942.8	$150.0	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	100.0	—	100.0
Canada	100.0	1,200.0	—	1,300.0
Finland	100.0	—	—	100.0
France	—	100.0	—	100.0
Germany	—	100.0	—	100.0
Netherlands	—	665.0	—	665.0
Norway	—	100.0	—	100.0
Total U.S. branches and agency offices of foreign commercial banks	1,200.0	2,265.0	—	3,465.0
Total unsecured investment credit exposure	$1,200.0	$6,207.8	$150.0	$7,557.8
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at September 30, 2019 or December 31, 2018.

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

(in millions)
September 30, 2019
	Carrying Value
Domicile of Counterparty	Overnight	Total
Domestic	$3,468.3	$3,468.3
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	1,000.0
Canada	1,600.0	1,600.0
Finland	685.0	685.0
France	700.0	700.0
Netherlands	800.0	800.0
Norway	250.0	250.0
Total U.S. branches and agency offices of foreign commercial banks	5,035.0	5,035.0
Total unsecured investment credit exposure	$8,503.3	$8,503.3

(in millions)
December 31, 2018
	Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$4,092.8	$—	$—	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	—	100.0	100.0
Canada	1,100.0	—	200.0	1,300.0
Finland	—	—	100.0	100.0
France	—	—	100.0	100.0
Germany	—	100.0	—	100.0
Netherlands	665.0	—	—	665.0
Norway	—	—	100.0	100.0
Total U.S. branches and agency offices of foreign commercial banks	2,765.0	100.0	600.0	3,465.0
Total unsecured investment credit exposure	$6,857.8	$100.0	$600.0	$7,557.8

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $3.7 billion at September 30, 2019 and $1.0 billion at December 31, 2018.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $12.4 billion at September 30, 2019 and $9.6 billion at December 31, 2018.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $348.5 million at September 30, 2019 and $348.6 million at December 31, 2018.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. In late 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at September 30, 2019 was $504.0 million, a decrease of $110.8 million from December 31, 2018. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at September 30, 2019 were $56.1 million compared to $65.1 million at December 31, 2018. The weighted average prices on OTTI securities were 87.2 and 87.5, at September 30, 2019 and December 31, 2018, respectively. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2019, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in Item 7. Management’s Discussion and Analysis in the Bank's 2018 Form 10-K.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of September 30, 2019.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long- term rating:
AA	$23.7	$5.0	$—	$28.7
A	27.6	13.3	—	40.9
BBB	25.7	—	3.2	28.9
Below investment grade:
BB	36.9	13.9	—	50.8
B	2.7	2.1	—	4.8
CCC	4.0	60.8	—	64.8
CC	—	34.5	—	34.5
D	32.5	9.7	—	42.2
Unrated	118.4	140.9	—	259.3
Total	$271.5	$280.2	$3.2	$554.9
Amortized cost	$228.7	$216.3	$3.2	$448.2
Gross unrealized losses (1)	(0.3)	(0.1)	(0.2)	(0.6)
Fair value	255.7	246.5	3.0	505.2
Net OTTI losses (2)	(0.1)	(0.2)	—	(0.3)
Weighted average fair value/par	94.2%	88.0%	93.8%	91.0%
Original weighted average credit support	6.8	10.4	12.5	8.6
Weighted-average credit support - current	8.3	3.7	41.9	6.2
Weighted avg. collateral delinquency (3)	10.0	13.6	10.6	11.8
Notes:
(1) Represents total gross unrealized losses including non-credit-related other-than-temporary impairment recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position were both $46.8 million at September 30, 2019.
(2) For the nine months ended September 30, 2019.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $0.3 million and an insignificant amount of credit-related OTTI charges in earnings during the three months ended September 30, 2019 and September 30, 2018, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its third quarter of 2019 analysis are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Category at origination	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	15.3	8.8	25.2	7.7
Alt-A	15.8	15.6	40.5	3.8
Subprime	4.0	18.5	56.6	41.9
Total Private Label Residential MBS	15.5	12.4	33.3	5.9

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life to date OTTI as follows:

(dollars in millions)	September 30, 2019	September 30, 2018
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	35	38
Total OTTI credit loss recorded life-to-date	$458.3	$457.4
Principal write-downs on private label MBS	(156.5)	(149.6)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(18.7)	(7.1)
Remaining amount of previously recognized OTTI credit losses	$166.6	$184.2

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $6.0 million for the third quarter of 2019 and $5.4 million for third quarter of 2018; $15.5 million and $15.6 million for the first nine months of 2019 and 2018, respectively; and $174.9 million life-to-date. The OTTI recovered through interest income was recognized on 35 and 34 private label MBS securities for the first nine months of 2019 and 2018, respectively. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during the first nine months of 2019 and 2018.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario which was agreed to by the OTTI Governance Committee that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing price forecast by five percentage points and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at September 30, 2019. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance in light of its entire MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.8 billion and $4.5 billion at September 30, 2019 and December 31, 2018, respectively, after an allowance for credit losses of $8.3 million and $7.3 million at September 30, 2019 and December 31, 2018, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2019, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2019, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2019 was $6.3 million and $2.3 million, respectively. The corresponding amounts at December 31, 2018 were $5.1 million and $2.1 million.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2018 Form 10-K for a description of the BOB program. At September 30, 2019 and December 31, 2018, the allowance for credit losses on BOB loans was $3.1 million and $2.6 million, respectively .

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2019.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2019.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2019 and December 31, 2018.

(in millions)	September 30, 2019
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$240.0	$3.2	$(3.1)	$0.1
A	450.0	0.9	(0.7)	0.2
BBB	480.0	4.4	(4.3)	0.1
Liability positions with credit exposure:
Uncleared derivatives
A	2,631.6	(0.9)	1.8	0.9
BBB	1,054.1	(1.5)	2.2	0.7
Cleared derivatives (2)	34,082.1	1.7	184.2	185.9
Total derivative positions with credit exposure to non-member counterparties	38,937.8	7.8	180.1	187.9
Member institutions (3)	103.6	0.1	—	0.1
Total	$39,041.4	$7.9	$180.1	$188.0
Derivative positions without credit exposure	2,109.1
Total notional	$41,150.5

(in millions)	December 31, 2018
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$105.0	$1.0	$(0.5)	$0.5
A	539.0	2.1	(1.0)	1.1
BBB	907.3	3.4	(3.1)	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,414.7	(28.2)	30.7	2.5
BBB	1,610.3	(14.3)	14.6	0.3
Cleared derivatives (2)	38,038.5	—	105.6	105.6
Total derivative positions with credit exposure to non-member counterparties	43,614.8	(36.0)	146.3	110.3
Member institutions (3)	17.4	—	—	—
Total	$43,632.2	$(36.0)	$146.3	$110.3
Derivative positions without credit exposure	2,142.5
Total notional	$45,774.7
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2019. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s uncleared notional amount outstanding and net credit exposure as of September 30, 2019 and December 31, 2018.

Notional Greater Than 10%	September 30, 2019			December 31, 2018
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Bank of America, NA	A	$2,358.8	33.4	(1)	(1)	(1)
Morgan Stanley Capital	BBB	1,054.1	14.9	BBB	$1,610.3	20.8
Wells Fargo, NA	A	804.0	11.4	A	899.0	11.6
All others	n/a	2,851.6	40.3	n/a	5,226.9	67.6
Total		$7,068.5	100.0		$7,736.2	100.0

Net Credit Exposure Greater Than 10%	September 30, 2019			December 31, 2018
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Net Credit Exposure
Morgan Stanley Capital	BBB	$0.7	31.3	(2)	(2)	(2)
Bank of America, NA	A	0.4	18.7	(2)	(2)	(2)
Credit Suisse	A	0.3	14.1	A	$0.9	18.5
BNP Paribas	(3)	(3)	(3)	A	0.8	17.6
Toronto Dominion Bank	(2)	(2)	(2)	AA	0.5	11.0
All others	n/a	0.7	35.9	n/a	2.5	52.9
Total		$2.1	100.0		$4.7	100.0
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

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies which enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. In addition, the Bank is required to maintain a level of liquidity in accordance with the FHLBank Act, Finance Agency regulations and policies established by its management and board of directors. The Finance Agency issued an Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB), effective March 31, 2019, that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and letters of credit for members. The Bank's liquidity resources are designed to support these strategies and requirements, which are described further in the Bank's 2018 Form 10-K. As a result of the new liquidity requirements, the Bank increased its liquidity portfolio at September 30, 2019 by $4.8 billion compared to December 31, 2018.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Investor demand for FHLBank debt remains strong. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S & P, as of September 30, 2019. These ratings measure the likelihood of timely payment of principal and interest. Note 10 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At September 30, 2019 and December 31, 2018, excess contingency liquidity was approximately $30.7 billion and $18.3 billion, respectively.

Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations. During the first nine months of 2019, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the FHLBank’s short-term debt as an asset of choice. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

Interest Rate Risk. The Bank may use a portion of the short-term consolidated obligations issued to fund both short- and long-term variable rate-indexed assets. However, funding longer-term variable rate-indexed assets with shorter-term liabilities generally does not expose the Bank to interest rate risk because the rates on the assets reset similar to the liabilities. The Bank measures and monitors interest rate-risk with commonly used methods and metrics, which include the calculations of market value of equity, duration of equity, and duration gap.

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. In accordance with the Liquidity Guidance AB effective March 31, 2019, one scenario assumes that the Bank cannot access the capital markets for a period of 10 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at September 30, 2019. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2018 Form 10-K for additional information.

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

The Bank has assessed its exposure to LIBOR by developing an inventory of all financial instruments impacted. The Bank assumes LIBOR will continue to exist as the market benchmark rate until the end of 2021. The following table presents the Bank’s LIBOR-indexed financial instruments by year of contractual maturity as of September 30, 2019.

(in millions)	2019	2020	2021	Thereafter	Total
	Par by contractual maturity
Advances	$1,596.3	$18,433.0	$14,325.0	$154.1	$34,508.4
Investments:
Non-MBS	$—	$—	$—	$98.6	$98.6
MBS	—	24.6	4.6	7,423.1	7,452.3
Total investments	$—	$24.6	$4.6	$7,521.7	$7,550.9
Consolidated obligations	7,707.5	20,325.0	1,455.0	860.0	30,347.5
Total	$9,303.8	$38,782.6	$15,784.6	$8,535.8	$72,406.8

	Notional by contractual maturity
Derivatives	$2,980.5	$14,086.0	$9,154.8	$8,979.9	$35,201.2

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

The Bank continues to primarily execute variable rate instruments that are tied to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and begun offering SOFR-indexed advance products. On October 1, 2019, the Bank issued its first SOFR-indexed advance. Additionally, the Bank has been executing OIS-indexed derivatives as an alternative interest rate hedging strategy. The following table presents the Bank’s variable rate financial instruments by index as of September 30, 2019.

(in millions)	LIBOR	SOFR	OIS	Other	Total
	Par by variable rate index
Advances	$34,508.4	$—	$—	$1,312.5	$35,820.9
Investments:
Non-MBS	$98.6	$—	$—	$—	$98.6
MBS	7,452.3	$—	—	366.0	7,818.3
Total investments	$7,550.9	$—	$—	$366.0	$7,916.9
Consolidated obligations	30,347.5	9,172.0	—	—	39,519.5
Total	$72,406.8	$9,172.0	$—	$1,678.5	$83,257.3

	Notional by variable rate index
Derivatives	$35,201.2	$2,424.0	$3,421.8	$—	$41,047.0

In September 2019, the Finance Agency issued a supervisory letter to the FHLBanks providing LIBOR transition guidance. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. By December 31, 2019, the FHLBanks should stop purchasing investments that reference LIBOR and mature after December 31, 2021. See Item 2. Legislative and Regulatory Developments in this Form 10-Q for more information.

For additional information on operating and business risks to the Bank associated with the LIBOR transition, including those items that are dependent on actions by third parties and developments in the market, see Risk Factors in Item 1A and the "Operating and Business Risks" discussion in the Risk Management section of Item 7. in the Bank's 2018 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Interest income:
Advances	$478,477	$431,995	$1,508,189	$1,162,240
Interest-bearing deposits	9,347	3,787	31,437	7,454
Securities purchased under agreements to resell	10,168	3,119	25,871	5,567
Federal funds sold	48,954	29,806	126,551	85,511
Trading securities	18,309	3,414	41,317	9,152
Available-for-sale (AFS) securities	71,884	57,068	201,198	164,903
Held-to-maturity (HTM) securities	20,401	24,590	65,027	55,969
Mortgage loans held for portfolio	42,452	38,213	126,922	110,041
Total interest income	699,992	591,992	2,126,512	1,600,837
Interest expense:
Consolidated obligations - discount notes	167,435	120,249	497,369	318,436
Consolidated obligations - bonds	413,901	349,285	1,259,974	929,504
Deposits	2,922	2,031	8,929	5,657
Mandatorily redeemable capital stock and other borrowings	6,715	362	10,635	533
Total interest expense	590,973	471,927	1,776,907	1,254,130
Net interest income	109,019	120,065	349,605	346,707
Provision for credit losses	371	47	1,820	2,842
Net interest income after provision for credit losses	108,648	120,018	347,785	343,865
Other noninterest income (loss):
Net OTTI losses (Note 5)	(271)	(17)	(330)	(359)
Net gains (losses) on investment securities (Note 2)	5,441	(3,001)	23,355	(14,403)
Net gains (losses) on derivatives and hedging activities (Note 9)	(17,397)	7,831	(55,201)	16,002
Standby letters of credit fees	5,274	5,853	16,310	17,336
Other, net	322	1,347	1,875	2,757
Total other noninterest income (loss)	(6,631)	12,013	(13,991)	21,333
Other expense:
Compensation and benefits	11,129	12,588	36,909	36,737
Other operating	8,657	7,426	24,151	21,640
Finance Agency	1,589	1,408	4,775	4,364
Office of Finance	1,812	1,188	4,581	3,595
Total other expense	23,187	22,610	70,416	66,336
Income before assessments	78,830	109,421	263,378	298,862
Affordable Housing Program (AHP) assessment	8,554	10,978	27,400	29,938
Net income	$70,276	$98,443	$235,978	$268,924

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$70,276	$98,443	$235,978	$268,924
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(5,595)	(7,447)	39,623	(21,348)
Net non-credit portion of OTTI gains (losses) on AFS securities	(4,609)	1,582	(9,053)	4,986
Reclassification of net (gains) included in net income relating to hedging activities	(10)	(8)	(25)	(20)
Pension and post-retirement benefits	106	148	317	444
Total other comprehensive income (loss)	(10,108)	(5,725)	30,862	(15,938)
Total comprehensive income	$60,168	$92,718	$266,840	$252,986

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$13,789	$71,320
Interest-bearing deposits	1,573,679	2,123,240
Federal funds sold	6,935,000	4,740,000
Securities purchased under agreements to resell	1,800,000	1,000,000
Investment securities:
Trading securities (Note 2)	3,910,178	1,281,053
AFS securities at fair value (Note 3)	10,624,401	7,846,257
HTM securities; fair value of $2,494,373 and $3,101,133, respectively (Note 4)	2,434,134	3,086,032
Total investment securities	16,968,713	12,213,342
Advances (Note 6)	70,325,927	82,475,547
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $8,260 and $7,309, respectively (Note 8)	4,827,164	4,461,612
Banking on Business (BOB) loans, net of allowance for credit losses of $3,113 and $2,560, respectively	20,031	17,371
Accrued interest receivable	209,931	234,161
Derivative assets (Note 9)	188,079	110,269
Other assets	51,340	39,657
Total assets	$102,913,653	$107,486,519

LIABILITIES AND CAPITAL
Liabilities
Deposits	$556,201	$387,085
Consolidated obligations: (Note 10)
Discount notes	28,155,723	36,896,603
Bonds	68,452,712	64,298,628
Total consolidated obligations	96,608,435	101,195,231
Mandatorily redeemable capital stock (Note 11)	343,711	24,099
Accrued interest payable	222,064	226,537
AHP payable	108,494	99,578
Derivative liabilities (Note 9)	2,694	25,511
Other liabilities	286,404	152,184
Total liabilities	98,128,003	102,110,225
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 33,729 and 40,272 shares, respectively	3,372,867	4,027,244
Retained earnings:
Unrestricted	909,676	924,001
Restricted	399,099	351,903
Total retained earnings	1,308,775	1,275,904
Accumulated Other Comprehensive Income (AOCI)	104,008	73,146
Total capital	4,785,650	5,376,294
Total liabilities and capital	$102,913,653	$107,486,519

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$235,978	$268,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(43,187)	(23,489)
Net change in derivative and hedging activities	(356,493)	225,738
Net OTTI credit losses	330	359
Other adjustments	3,330	2,845
Net change in:
Trading securities	(2,629,125)	(239,069)
Accrued interest receivable	24,378	(42,798)
Other assets	(3,699)	(3,751)
Accrued interest payable	(4,458)	66,762
Other liabilities	7,792	27,062
Net cash provided by (used in) operating activities	$(2,765,154)	$282,583
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $59 and ($232) from (to) other FHLBanks for mortgage loan program)	$513,383	$(656,415)
Securities purchased under agreements to resell	(800,000)	(2,500,000)
Federal funds sold	(2,195,000)	705,000
AFS securities:
Proceeds	1,674,435	1,977,377
Purchases	(4,188,255)	(870,249)
HTM securities:
Proceeds	1,522,679	2,548,232
Purchases	(871,744)	(3,755,994)
Advances:
Repaid	817,451,571	999,888,251
Originated	(804,957,652)	(994,112,448)
Mortgage loans held for portfolio:
Proceeds	389,771	321,551
Purchases	(768,024)	(746,769)
Other investing activities	2,856	4,713
Net cash provided by investing activities	$7,774,020	$2,803,249
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2019	2018
FINANCING ACTIVITIES
Net change in deposits	$176,370	$(34,511)
Net proceeds from issuance of consolidated obligations:
Discount notes	358,760,329	305,179,971
Bonds	52,331,314	43,237,480
Payments for maturing and retiring consolidated obligations:
Discount notes	(367,478,383)	(313,612,417)
Bonds	(48,318,155)	(40,848,313)
Proceeds from issuance of capital stock	4,863,370	4,069,981
Payments for repurchase/redemption of capital stock	(5,156,630)	(4,139,332)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(41,505)	(23,622)
Cash dividends paid	(203,107)	(171,433)
Net cash (used in) financing activities	$(5,066,397)	$(6,342,196)
Net (decrease) in cash and due from banks	$(57,531)	$(3,256,364)
Cash and due from banks at beginning of the period	71,320	3,414,992
Cash and due from banks at end of the period	$13,789	$158,628
Supplemental disclosures:
Interest paid	$1,830,611	$1,207,897
AHP payments	18,484	22,815
Transfers of mortgage loans to real estate owned	1,894	3,460
Capital stock reclassified to mandatorily redeemable capital stock	361,117	42,733

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
June 30, 2018	39,505	$3,950,450	$899,131	$316,569	$1,215,700	$100,751	$5,266,901
Comprehensive income	—	—	78,754	19,689	98,443	(5,725)	92,718
Issuance of capital stock	13,355	1,335,517	—	—	—	—	1,335,517
Repurchase/redemption of capital stock	(16,967)	(1,696,679)	—	—	—	—	(1,696,679)
Net shares reclassified to mandatorily redeemable capital stock	(427)	(42,716)	—	—	—	—	(42,716)
Cash dividends	—	—	(58,784)	—	(58,784)	—	(58,784)
September 30, 2018	35,466	$3,546,572	$919,101	$336,258	$1,255,359	$95,026	$4,896,957

June 30, 2019	36,432	$3,643,190	$913,555	$385,044	$1,298,599	$114,116	$5,055,905
Comprehensive income	—	—	56,221	14,055	70,276	(10,108)	60,168
Issuance of capital stock	15,780	1,578,013	—	—	—	—	1,578,013
Repurchase/redemption of capital stock	(18,483)	(1,848,336)	—	—	—	—	(1,848,336)
Cash dividends	—	—	(60,100)	—	(60,100)	—	(60,100)
September 30, 2019	33,729	$3,372,867	$909,676	$399,099	$1,308,775	$104,008	$4,785,650

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488
Comprehensive income	—	—	215,139	53,785	268,924	(15,938)	252,986
Issuance of capital stock	40,700	4,069,981	—	—	—	—	4,069,981
Repurchase/redemption of capital stock	(41,394)	(4,139,332)	—	—	—	—	(4,139,332)
Net shares reclassified to mandatorily redeemable capital stock	(427)	(42,733)	—	—	—	—	(42,733)
Cash dividends	—	—	(171,433)	—	(171,433)	—	(171,433)
September 30, 2018	35,466	$3,546,572	$919,101	$336,258	$1,255,359	$95,026	$4,896,957

December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294
Comprehensive income	—	—	188,782	47,196	235,978	30,862	266,840
Issuance of capital stock	48,634	4,863,370	—	—	—	—	4,863,370
Repurchase/redemption of capital stock	(51,566)	(5,156,630)	—	—	—	—	(5,156,630)
Net shares reclassified to mandatorily redeemable capital stock	(3,611)	(361,117)	—	—	—	—	(361,117)
Cash dividends	—	—	(203,107)	—	(203,107)	—	(203,107)
September 30, 2019	33,729	$3,372,867	$909,676	$399,099	$1,308,775	$104,008	$4,785,650

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

Notes to Unaudited Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank adopted the following new accounting standards during the nine months ended September 30, 2019.

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

The adoption of this ASU will not have a significant impact on the Bank's financial statements. The Bank will continue to monitor interpretations made by standard-setters and regulators. The Bank expects to recognize zero credit losses on advances and GSE/U.S. investments. The Bank expects an immaterial impact on all other financial instruments.

Note 2 – Trading Securities

The following table presents trading securities as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
U.S. Treasury obligations	$3,667,298	$997,061
GSE and TVA obligations	242,880	283,992
Total	$3,910,178	$1,281,053

The following table presents net gains (losses) on trading securities for the third quarter and the first nine months of 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net unrealized gains (losses) on trading securities held at period-end	$5,429	$(2,578)	$22,840	$(10,292)
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	12	(423)	515	(4,111)
Net gains (losses) on trading securities	$5,441	$(3,001)	$23,355	$(14,403)

Notes to Unaudited Financial Statements (continued)

Note 3 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,534,648	$—	$28,534	$(6)	$1,563,176
State or local agency obligations	239,200	—	10,766	—	249,966
Total non-MBS	$1,773,848	$—	$39,300	$(6)	$1,813,142
MBS:
U.S. obligations single-family MBS	$698,039	$—	$5,274	$(269)	$703,044
GSE single-family MBS	3,626,167	—	17,194	(4,626)	3,638,735
GSE multifamily MBS	4,132,135	—	5,286	(12,447)	4,124,974
Private label residential MBS	288,622	—	56,080	(196)	344,506
Total MBS	$8,744,963	$—	$83,834	$(17,538)	$8,811,259
Total AFS securities	$10,518,811	$—	$123,134	$(17,544)	$10,624,401

	December 31, 2018
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,771,573	$—	$15,801	$(2,057)	$1,785,317
State or local agency obligations	250,789	—	1,975	(6,825)	245,939
Total non-MBS	$2,022,362	$—	$17,776	$(8,882)	$2,031,256
MBS:
U.S. obligations single-family MBS	$216,594	$—	$1,988	$(88)	$218,494
GSE single-family MBS	2,575,361	—	12,013	(5,871)	2,581,503
GSE multifamily MBS	2,612,289	—	550	(7,385)	2,605,454
Private label residential MBS	344,631	—	65,133	(214)	409,550
Total MBS	$5,748,875	$—	$79,684	$(13,558)	$5,815,001
Total AFS securities	$7,771,237	$—	$97,460	$(22,440)	$7,846,257
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, OTTI recognized, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

As of September 30, 2019, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.9 million, credit losses of $166.6 million and OTTI-related accretion adjustments of $73.3 million. As of December 31, 2018, these amounts were $18.5 million, $183.5 million and $77.5 million, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Non-credit portion of OTTI losses	$—	$—
Net unrealized gains on OTTI securities since their last OTTI credit charge	56,080	65,133
Net non-credit portion of OTTI gains on AFS securities in AOCI	$56,080	$65,133

Notes to Unaudited Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of September 30, 2019 and December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$5,440	$(6)	$—	$—	$5,440	$(6)
MBS:
U.S. obligations single-family MBS	$183,217	$(269)	$—	$—	$183,217	$(269)
GSE single-family MBS	1,413,697	(4,231)	106,255	(395)	1,519,952	(4,626)
GSE multifamily MBS	2,673,652	(9,036)	923,323	(3,411)	3,596,975	(12,447)
Private label residential MBS	—	—	2,964	(196)	2,964	(196)
Total MBS	$4,270,566	$(13,536)	$1,032,542	$(4,002)	$5,303,108	$(17,538)
Total	$4,276,006	$(13,542)	$1,032,542	$(4,002)	$5,308,548	$(17,544)

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)
Non-MBS:
GSE and TVA obligations	$27,641	$(98)	$273,433	$(1,959)	$301,074	$(2,057)
State or local agency obligations	20,575	(180)	122,664	(6,645)	143,239	(6,825)
Total non-MBS	$48,216	$(278)	$396,097	$(8,604)	$444,313	$(8,882)
MBS:
U.S. obligations single-family MBS	$61,868	$(88)	$—	$—	$61,868	$(88)
GSE single-family MBS	499,383	(1,423)	185,711	(4,448)	685,094	(5,871)
GSE multifamily MBS	1,600,825	(2,933)	522,918	(4,452)	2,123,743	(7,385)
Private label residential MBS	—	—	2,946	(214)	2,946	(214)
Total MBS	$2,162,076	$(4,444)	$711,575	$(9,114)	$2,873,651	$(13,558)
Total	$2,210,292	$(4,722)	$1,107,672	$(17,718)	$3,317,964	$(22,440)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 3.

Notes to Unaudited Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2019 and December 31, 2018 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$334,985	$334,428
Due after one year through five years	515,685	522,912	436,904	441,263
Due after five years through ten years	718,079	730,704	660,043	664,031
Due in more than ten years	540,084	559,526	590,430	591,534
Total non-MBS	1,773,848	1,813,142	2,022,362	2,031,256
MBS	8,744,963	8,811,259	5,748,875	5,815,001
Total AFS securities	$10,518,811	$10,624,401	$7,771,237	$7,846,257

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Amortized cost of AFS non-MBS:
Fixed-rate	$1,773,848	$1,937,376
Variable-rate	—	84,986
Total non-MBS	$1,773,848	$2,022,362
Amortized cost of AFS MBS:
Fixed-rate	$1,472,926	$1,261,019
Variable-rate	7,272,037	4,487,856
Total MBS	$8,744,963	$5,748,875
Total amortized cost of AFS securities	$10,518,811	$7,771,237

Notes to Unaudited Financial Statements (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$98,575	$—	$(3,586)	$94,989
MBS:
U.S. obligations single-family MBS	$268,051	$1,602	$(7)	$269,646
GSE single-family MBS	1,103,088	27,720	(151)	1,130,657
GSE multifamily MBS	804,941	33,626	(158)	838,409
Private label residential MBS	159,479	1,660	(467)	160,672
Total MBS	$2,335,559	$64,608	$(783)	$2,399,384
Total HTM securities	$2,434,134	$64,608	$(4,369)	$2,494,373

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$700,000	$64	$—	$700,064
State or local agency obligations	102,705	—	(3,969)	98,736
Total non-MBS	$802,705	$64	$(3,969)	$798,800
MBS:
U.S. obligations single-family MBS	$325,178	$2,195	$(4)	$327,369
GSE single-family MBS	899,875	13,402	(92)	913,185
GSE multifamily MBS	853,053	9,224	(6,818)	855,459
Private label residential MBS	205,221	1,765	(666)	206,320
Total MBS	$2,283,327	$26,586	$(7,580)	$2,302,333
Total HTM securities	$3,086,032	$26,650	$(11,549)	$3,101,133

Notes to Unaudited Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of September 30, 2019 and December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$94,989	$(3,586)	$94,989	$(3,586)
MBS:
U.S. obligations single-family MBS	$15,072	$(7)	$—	$—	$15,072	$(7)
GSE single-family MBS	27,445	(125)	3,928	(26)	31,373	(151)
GSE multifamily MBS	75,981	(158)	—	—	75,981	(158)
Private label residential MBS	36,368	(253)	6,794	(214)	43,162	(467)
Total MBS	$154,866	$(543)	$10,722	$(240)	$165,588	$(783)
Total	$154,866	$(543)	$105,711	$(3,826)	$260,577	$(4,369)

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$98,736	$(3,969)	$98,736	$(3,969)
MBS:
U.S. obligations single-family MBS	$19,016	$(4)	$—	$—	$19,016	$(4)
GSE single-family MBS	22,995	(62)	4,443	(30)	27,438	(92)
GSE multifamily MBS	25,963	(56)	319,473	(6,762)	345,436	(6,818)
Private label residential MBS	36,413	(402)	7,904	(264)	44,317	(666)
Total MBS	$104,387	$(524)	$331,820	$(7,056)	$436,207	$(7,580)
Total	$104,387	$(524)	$430,556	$(11,025)	$534,943	$(11,549)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2019 and December 31, 2018 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$700,000	$700,064
Due after one year through five years	—	—	—	—
Due after five years through ten years	34,515	33,894	37,015	36,288
Due after ten years	64,060	61,095	65,690	62,448
Total non-MBS	98,575	94,989	802,705	798,800
MBS	2,335,559	2,399,384	2,283,327	2,302,333
Total HTM securities	$2,434,134	$2,494,373	$3,086,032	$3,101,133

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Amortized cost of HTM non-MBS:
Fixed-rate	$—	$700,000
Variable-rate	98,575	102,705
Total non-MBS	$98,575	$802,705
Amortized cost of HTM MBS:
Fixed-rate	$1,852,054	$1,682,100
Variable-rate	483,505	601,227
Total MBS	$2,335,559	$2,283,327
Total HTM securities	$2,434,134	$3,086,032

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

The Bank performed a cash flow analysis using third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. During the third quarter of 2019, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (6.0)% to 10.0% over the 12 month period beginning July 1, 2019. For the vast majority of markets the short-term forecast has changes from 2.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of September 30, 2019. The "Total OTTI securities" balances below summarize the Bank’s securities as of September 30, 2019 for which an OTTI has been recognized during the life of the security. The "Private label MBS with no OTTI" balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost (1)	Fair Value
Private label residential MBS:
Prime	$149,780	$107,445	$133,848
Alt-A	241,881	178,017	207,694
Total OTTI securities	391,661	285,462	341,542
Private label MBS with no OTTI	3,160	3,160	2,964
Total AFS private label MBS	$394,821	$288,622	$344,506
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

Notes to Unaudited Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$181,867	$201,105	$191,234	$210,875
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	271	17	330	359
Reductions:
Securities sold and matured during the period(2)	(3,853)	—	(3,810)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(6,009)	(5,441)	(15,478)	(15,553)
Ending balance	$172,276	$195,681	$172,276	$195,681
Notes:
(1) For the three months ended September 30, 2019 and 2018, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to July 1 of the applicable year. For the nine months ended September 30, 2019 and 2018, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were previously impaired prior to January 1 of the applicable year.
(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At September 30, 2019, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at September 30, 2019.

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

At September 30, 2019 and December 31, 2018, the Bank had advances outstanding, including AHP advances, at interest rates ranging from 1.15% to 7.40% and 0.83% and 7.40%, respectively.

The following table details the Bank’s advances portfolio by year of redemption as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019		December 31, 2018
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$31,827,906	2.21%	$37,632,513	2.56%
Due after 1 year through 2 years	27,660,634	2.34	24,728,488	2.58
Due after 2 years through 3 years	6,811,811	2.57	14,368,363	2.64
Due after 3 years through 4 years	2,338,975	2.57	4,360,603	2.58
Due after 4 years through 5 years	785,223	2.30	798,145	2.87
Thereafter	677,605	2.76	709,479	2.79
Total par value	70,102,154	2.31%	82,597,591	2.58%
Deferred prepayment fees	(1,850)		(59)
Hedging adjustments	225,623		(121,985)
Total book value	$70,325,927		$82,475,547

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

At September 30, 2019 and December 31, 2018, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of September 30, 2019 and December 31, 2018.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Due in 1 year or less	$41,622,906	$43,667,513	$31,847,906	$37,652,513
Due after 1 year through 2 years	17,935,634	20,703,488	27,660,634	24,728,488
Due after 2 years through 3 years	6,781,811	12,368,363	6,811,811	14,368,363
Due after 3 years through 4 years	2,338,975	4,350,603	2,332,975	4,360,603
Due after 4 years through 5 years	745,223	798,145	785,223	792,145
Thereafter	677,605	709,479	663,605	695,479
Total par value	$70,102,154	$82,597,591	$70,102,154	$82,597,591

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Fixed-rate – overnight	$3,757,878	$4,934,461
Fixed-rate – term:
Due in 1 year or less	13,350,193	17,769,178
Thereafter	17,173,148	17,813,978
Total fixed-rate	34,281,219	40,517,617
Variable-rate:
Due in 1 year or less	14,719,835	14,928,874
Thereafter	21,101,100	27,151,100
Total variable-rate	35,820,935	42,079,974
Total par value	$70,102,154	$82,597,591

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2019, the Bank had advances of $55.6 billion outstanding to the five largest borrowers, which represented 79.3% of total advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at September 30, 2019.

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

The following table presents balances as of September 30, 2019 and December 31, 2018 for mortgage loans held for portfolio.

(in thousands)	September 30, 2019	December 31, 2018
Fixed-rate long-term single-family mortgages (1)	$4,569,635	$4,180,239
Fixed-rate medium-term single-family mortgages (1)	174,288	201,923
Total par value	4,743,923	4,382,162
Premiums	79,666	72,756
Discounts	(3,771)	(4,123)
Hedging adjustments	15,606	18,126
Total mortgage loans held for portfolio	$4,835,424	$4,468,921
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Conventional loans	$4,565,197	$4,194,364
Government-guaranteed/insured loans	178,726	187,798
Total par value	$4,743,923	$4,382,162

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2019 and December 31, 2018, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2019 and December 31, 2018, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of September 30, 2019 and December 31, 2018 and is not included in the tables that follow.

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

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectibility is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At September 30, 2019 and December 31, 2018, the MPF exposure under the FLA was $31.2 million and $29.1 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.3 million and $1.2 million for the third quarter 2019 and 2018, and $3.9 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Rollforward of Allowance for Credit Losses - Mortgage Loans - Conventional MPF.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$8,493	$8,054	$7,309	$5,954
(Charge-offs) Recoveries, net (1)	(172)	(152)	(85)	(558)
Provision (benefit) for credit losses	(61)	(284)	1,036	2,222
Balance, September 30	$8,260	$7,618	$8,260	$7,618
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology - Mortgage Loans - Conventional MPF.

(in thousands)	September 30, 2019	December 31, 2018
Ending balance, individually evaluated for impairment	$5,988	$6,238
Ending balance, collectively evaluated for impairment	2,272	1,071
Total allowance for credit losses	$8,260	$7,309
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$44,254	$46,287
Collectively evaluated for impairment	4,631,955	4,251,857
Total recorded investment	$4,676,209	$4,298,144

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicators - Mortgage Loans. Key credit quality indicators include the migration of past due loans and nonaccrual loans.

(in thousands)	September 30, 2019
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$38,112	$7,095	$45,207
Past due 60-89 days	6,926	1,865	8,791
Past due 90 days or more	13,800	3,929	17,729
Total past due loans	$58,838	$12,889	$71,727
Total current loans	4,617,371	171,597	4,788,968
Total loans	$4,676,209	$184,486	$4,860,695
Other delinquency statistics:
In process of foreclosures, included above (3)	$5,162	$1,393	$6,555
Serious delinquency rate (4)	0.3%	2.1%	0.4%
Past due 90 days or more still accruing interest	$—	$3,928	$3,928
Loans on nonaccrual status	$17,375	$—	$17,375

(in thousands)	December 31, 2018
Recorded investment: (1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$33,935	$9,533	$43,468
Past due 60-89 days	10,055	1,668	11,723
Past due 90 days or more	12,495	4,245	16,740
Total past due loans	$56,485	$15,446	$71,931
Total current loans	4,241,659	178,607	4,420,266
Total loans	$4,298,144	$194,053	$4,492,197
Other delinquency statistics:
In process of foreclosures, included above (3)	$6,458	$1,450	$7,908
Serious delinquency rate (4)	0.3%	2.2%	0.4%
Past due 90 days or more still accruing interest	$—	$4,245	$4,245
Loans on nonaccrual status	$15,728	$—	$15,728
Notes:
(1) The recorded investment in a loan is the unpaid principal balance, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums, unaccreted discounts and adjustments for hedging. The recorded investment is not net of any valuation allowance.
(2) The Bank has not recorded any allowance for credit losses on government-guaranteed or -insured mortgage loans at September 30, 2019, or December 31, 2018.
(3) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(4) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties. The Bank offers a loan modification program for its MPF Program. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation, and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $8.8 million and $9.1 million as of September 30, 2019 and December 31, 2018, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Notes to Unaudited Financial Statements (continued)

Real Estate Owned (REO). The Bank had $1.9 million and $2.9 million of REO reported in Other assets on the Statement of Condition at September 30, 2019 and December 31, 2018, respectively.

Purchases, Sales and Reclassifications. During the nine months ended September 30, 2019 and 2018, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

	September 30, 2019
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$31,980,742	$17,162	$4,891
Derivatives not designated as hedging instruments:
Interest rate swaps	$7,711,212	$1,185	$6,946
Interest rate caps or floors	1,355,000	333	—
Mortgage delivery commitments	103,597	130	70
Total derivatives not designated as hedging instruments:	$9,169,809	$1,648	$7,016
Total derivatives before netting and collateral adjustments	$41,150,551	$18,810	$11,907
Netting adjustments and cash collateral (1)		169,269	(9,213)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$188,079	$2,694

Notes to Unaudited Financial Statements (continued)

	December 31, 2018
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,062,453	$9,858	$60,119
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,259,799	$7,701	$24,533
Interest rate caps or floors	1,435,000	2,267	—
Mortgage delivery commitments	17,391	29	22
Total derivatives not designated as hedging instruments:	$7,712,190	$9,997	$24,555
Total derivatives before netting and collateral adjustments	$45,774,643	$19,855	$84,674
Netting adjustments and cash collateral (1)		90,414	(59,163)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$110,269	$25,511
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $191.0 million and $154.8 million at September 30, 2019 and December 31, 2018, respectively. Cash collateral received was $12.5 million for September 30, 2019 and $5.2 million for December 31, 2018.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended September 30, 2019
Hedged item type:
Advances	$(34,790)	$34,652	$8,521	$8,383	$478,477
AFS securities	(30,639)	29,136	2,918	1,415	71,884
Mortgage loans held for portfolio	—	(755)	—	(755)	42,452
Consolidated obligations – bonds	15,163	(15,402)	(12,098)	(12,337)	(413,901)
Total	$(50,266)	$47,631	$(659)	$(3,294)
Nine months ended September 30, 2019
Hedged item type:
Advances	$(347,838)	$347,605	$51,693	$51,460	$1,508,189
AFS securities	(102,668)	98,539	1,534	(2,595)	201,198
Mortgage loans held for portfolio	—	(2,320)	—	(2,320)	126,922
Consolidated obligations – bonds	162,570	(164,114)	(63,985)	(65,529)	(1,259,974)
Total	$(287,936)	$279,710	$(10,758)	$(18,984)

Notes to Unaudited Financial Statements (continued)

Prior to January 1, 2019, changes in fair value of derivative instruments and the related hedged items for designated fair value hedges were reported in other noninterest income and are presented in the table below.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness in Other Noninterest Income	Net Interest Settlements in Net Interest Income (1)
Three months ended September 30, 2018
Hedged item type:
Advances	$33,114	$(33,317)	$(203)	$14,352
AFS securities	15,244	(14,985)	259	(252)
Consolidated obligations – bonds	9,498	(6,874)	2,624	(27,712)
	$57,856	$(55,176)	$2,680	$(13,612)
Nine months ended September 30, 2018
Hedged item type:
Advances	$199,529	$(199,270)	$259	$22,191
AFS securities	69,139	(66,328)	2,811	(3,844)
Consolidated obligations – bonds	(86,959)	85,990	(969)	(59,019)
	$181,709	$(179,608)	$2,101	$(40,672)
Notes:
(1) These amounts do not include $(1.2) million and $(3.0) million for the three months and nine months ended September 30, 2018 of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships.

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	September 30, 2019
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$17,152,581	$225,616	$7	$225,623
AFS securities	1,418,999	75,962	1,314	77,276
Consolidated obligations – bonds	13,758,798	41,397	(513)	40,884
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps (1)	N/A	$2,680	N/A	$2,101
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(15,873)	$9,331	$(49,797)	$25,467
Interest rate caps or floors	(1,129)	(388)	(1,933)	885
Net interest settlements	(676)	(2,033)	(3,642)	(8,192)
To Be Announced (TBA)	(21)	(46)	(21)	(46)
Mortgage delivery commitments	(11)	(714)	17	(2,050)
Other	10	7	25	19
Total net gains (losses) related to derivatives not designated as hedging instruments	$(17,700)	$6,157	$(55,351)	$16,083
Other - price alignment amount on cleared derivatives (2)	303	(1,006)	150	(2,182)
Net gains (losses) on derivatives and hedging activities	$(17,397)	$7,831	$(55,201)	$16,002
Notes:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness included in other noninterest income.
(2) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first nine months of 2019 or 2018.

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

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at September 30, 2019 was $0.6 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver any additional collateral to its derivative counterparties at September 30, 2019.

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

Notes to Unaudited Financial Statements (continued)

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2019.

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

	Derivative Assets
(in thousands)	September 30, 2019	December 31, 2018
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$15,658	$17,899
Cleared derivatives	3,022	1,927
Total gross recognized amount	18,680	19,826
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(13,648)	(13,290)
Cleared derivatives	182,917	103,704
Total gross amounts of netting adjustments and cash collateral	169,269	90,414
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2,010	4,609
Cleared derivatives	185,939	105,631
Total net amounts after netting adjustments and cash collateral	187,949	110,240
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	130	29
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	130	29
Total derivative assets:
Uncleared derivatives	2,140	4,638
Cleared derivatives	185,939	105,631
Total derivative assets as reported in the Statement of Condition	188,079	110,269
Net unsecured amount:
Uncleared derivatives	2,140	4,638
Cleared derivatives	185,939	105,631
Total net unsecured amount	$188,079	$110,269

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2019	December 31, 2018
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$10,553	$64,038
Cleared derivatives	1,284	20,614
Total gross recognized amount	11,837	84,652
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(7,929)	(57,236)
Cleared derivatives	(1,284)	(1,927)
Total gross amounts of netting adjustments and cash collateral	(9,213)	(59,163)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2,624	6,802
Cleared derivatives	—	18,687
Total net amounts after netting adjustments and cash collateral	2,624	25,489
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	70	22
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	70	22
Total derivative liabilities
Uncleared derivatives	2,694	6,824
Cleared derivatives	—	18,687
Total derivative liabilities as reported in the Statement of Condition	2,694	25,511
Net unsecured amount:
Uncleared derivatives	2,694	6,824
Cleared derivatives	—	18,687
Total net unsecured amount	$2,694	$25,511
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the FHLBanks’ outstanding consolidated obligations were $1,010.3 billion and $1,031.6 billion at September 30, 2019 and December 31, 2018, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2018 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Par value of consolidated bonds:
Fixed-rate	$28,724,180	$30,158,640
Step-up	1,290,000	1,902,280
Floating-rate	38,169,500	31,917,500
Conversion bonds - fixed to floating	160,000	390,000
Total par value	68,343,680	64,368,420
Bond premiums	83,705	71,636
Bond discounts	(8,680)	(10,079)
Concession fees	(6,877)	(8,119)
Hedging adjustments	40,884	(123,230)
Total book value	$68,452,712	$64,298,628

Notes to Unaudited Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$47,764,195	2.06%	$37,281,455	2.15%
Due after 1 year through 2 years	10,249,170	2.21	14,056,285	2.40
Due after 2 years through 3 years	3,425,240	2.46	3,929,705	2.48
Due after 3 years through 4 years	1,610,050	2.58	2,249,320	2.38
Due after 4 years through 5 years	1,114,725	2.74	2,287,180	2.96
Thereafter	4,180,300	2.78	4,564,475	2.80
Total par value	$68,343,680	2.16%	$64,368,420	2.30%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Noncallable	$60,578,680	$56,277,140
Callable	7,765,000	8,091,280
Total par value	$68,343,680	$64,368,420

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2019 and December 31, 2018.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2019	December 31, 2018
Due in 1 year or less	$53,266,195	$45,099,735
Due after 1 year through 2 years	8,884,170	13,149,285
Due after 2 years through 3 years	2,888,240	2,662,705
Due after 3 years through 4 years	1,159,050	1,604,320
Due after 4 years through 5 years	800,725	708,900
Thereafter	1,345,300	1,143,475
Total par value	$68,343,680	$64,368,420

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019	December 31, 2018
Book value	$28,155,723	$36,896,603
Par value	28,210,549	36,984,987
Weighted average interest rate (1)	2.07%	2.36%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)

Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 16 to the audited financial statements in the Bank’s 2018 Form 10-K. At September 30, 2019, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $3.0 billion in B1 membership stock and B2 activity stock, respectively, at September 30, 2019. The Bank had $0.4 billion and $3.7 billion in B1 membership stock and B2 activity stock, respectively, at December 31, 2018.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$798,145	$5,025,353	$1,238,722	$5,327,247
Total capital-to-asset ratio	4.0%	4.9%	4.0%	5.0%
Total regulatory capital	4,116,546	5,025,353	4,301,712	5,327,247
Leverage ratio	5.0%	7.3%	5.0%	7.4%
Leverage capital	5,145,683	7,538,029	5,377,141	7,990,870

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 25, 2019, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2019. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2019.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At September 30, 2019 and December 31, 2018, the Bank had $343.7 million and $24.1 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $6.7 million and $10.6 million during the three and nine months ended September 30, 2019, respectively. Estimated dividends on mandatorily redeemable capital stock were immaterial during the three and nine months ended September 30, 2018.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
(in thousands)	2019	2018
Balance, beginning of the period	$24,099	$5,113
Capital stock subject to mandatory redemption reclassified from capital	361,117	42,733
Redemption/repurchase of mandatorily redeemable stock	(41,505)	(23,622)
Balance, end of the period	$343,711	$24,224

As of September 30, 2019, the total mandatorily redeemable capital stock reflected the balance for five institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.

Notes to Unaudited Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Due in 1 year or less	$3,448	$290
Due after 1 year through 2 years	—	3,787
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	21	22
Due after 4 years through 5 years	340,000	20,000
Past contractual redemption date due to remaining activity	242	—
Total	$343,711	$24,099

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

Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At September 30, 2019, retained earnings were $1,308.8 million, including $909.7 million of unrestricted retained earnings and $399.1 million of restricted retained earnings.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the third quarter of 2019 and 2018 are presented in the table below.

	Dividend - Annual Yield
	2019		2018
	Membership	Activity	Membership	Activity
February	4.5%	7.75%	3.5%	6.75%
April	4.5%	7.75%	3.5%	6.75%
July	4.5%	7.75%	3.5%	6.75%

In October 2019, the Bank paid a quarterly dividend equal to an annual yield of 7.75% and 4.5% on activity and membership stock, respectively.

Notes to Unaudited Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended September 30, 2019 and 2018.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2018	$27,309	$76,357	$188	$(3,103)	$100,751
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(7,447)	1,565	—	—	(5,882)
Noncredit OTTI to credit OTTI	—	17	—	—	17
Amortization on hedging activities	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	148	148
September 30, 2018	$19,862	$77,939	$180	$(2,955)	$95,026

June 30, 2019	$55,105	$60,689	$161	$(1,839)	$114,116
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(5,595)	(4,880)	—	—	(10,475)
Noncredit OTTI to credit OTTI	—	271	—	—	271
Amortization on hedging activities	—	—	(10)	—	(10)
Pension and post-retirement	—	—	—	106	106
September 30, 2019	$49,510	$56,080	$151	$(1,733)	$104,008

The following table summarizes the changes in AOCI for the nine months ended September 30, 2019 and 2018.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2017	$41,210	$72,953	$200	$(3,399)	$110,964
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(21,348)	4,627	—	—	(16,721)
Noncredit OTTI to credit OTTI	—	359	—	—	359
Amortization on hedging activities	—	—	(20)	—	(20)
Pension and post-retirement	—	—	—	444	444
September 30, 2018	$19,862	$77,939	$180	$(2,955)	$95,026

December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	39,623	(9,383)	—	—	30,240
Noncredit OTTI to credit OTTI	—	330	—	—	330
Amortization on hedging activities	—	—	(25)	—	(25)
Pension and post-retirement	—	—	—	317	317
September 30, 2019	$49,510	$56,080	$151	$(1,733)	$104,008

Notes to Unaudited Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2019	December 31, 2018
Advances	$40,408,992	$63,112,341
Letters of credit (1)	2,865,820	4,839,828
MPF loans	504,903	570,986
Deposits	17,342	8,824
Capital stock	1,948,681	2,729,092
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Interest income on advances	$280,009	$241,588	$980,227	$786,673
Interest income on MPF loans	6,774	7,984	21,603	25,469
Letters of credit fees	1,333	1,412	4,446	4,363

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Servicing fee expense	$911	$795	$2,613	$2,253

(in thousands)	September 30, 2019	December 31, 2018
Interest-bearing deposits maintained with FHLBank of Chicago	$5,352	$5,411

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. There was no lending activity during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the total amount loaned to and were repaid from other FHLBanks was $500.0 million. There was no borrowing activity during the three months and nine months ended September 30, 2019. During the three and nine months ended 2018, there was no lending or borrowing activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the nine months ended September 30, 2019 and 2018, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2019 and 2018.

In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 18 to the audited financial statements in the Bank's 2018 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 13 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2019 and December 31, 2018. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2019 and December 31, 2018 are presented in the table below.

Fair Value Summary Table
	September 30, 2019
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$13,789	$13,789	$—	$—	$—	$13,789
Interest-bearing deposits	1,573,679	1,568,327	5,352	—	—	1,573,679
Federal funds sold	6,935,000	—	6,934,988	—	—	6,934,988
Securities purchased under agreement to resell (2)	1,800,000	—	1,800,018	—	—	1,800,018
Trading securities	3,910,178	—	3,910,178	—	—	3,910,178
AFS securities	10,624,401	—	10,279,895	344,506	—	10,624,401
HTM securities	2,434,134	—	2,333,701	160,672	—	2,494,373
Advances	70,325,927	—	70,296,295	—	—	70,296,295
Mortgage loans held for portfolio, net	4,827,164	—	5,017,321	—	—	5,017,321
BOB loans, net	20,031	—	—	20,031	—	20,031
Accrued interest receivable	209,931	—	209,931	—	—	209,931
Derivative assets	188,079	—	18,810	—	169,269	188,079
Liabilities:
Deposits	$556,201	$—	$556,201	$—	$—	$556,201
Discount notes	28,155,723	—	28,158,925	—	—	28,158,925
Bonds	68,452,712	—	68,643,478	—	—	68,643,478
Mandatorily redeemable capital stock (3)	343,711	350,426	—	—	—	350,426
Accrued interest payable (3)	222,064	—	215,349	—	—	215,349
Derivative liabilities	2,694	—	11,907	—	(9,213)	2,694

Notes to Unaudited Financial Statements (continued)

	December 31, 2018
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$71,320	$71,320	$—	$—	$—	$71,320
Interest-bearing deposits	2,123,240	2,117,829	5,411	—	—	2,123,240
Federal funds sold	4,740,000	—	4,739,984	—	—	4,739,984
Securities purchased under agreement to resell (2)	1,000,000	—	1,000,032	—	—	1,000,032
Trading securities	1,281,053	—	1,281,053	—	—	1,281,053
AFS securities	7,846,257	—	7,436,707	409,550	—	7,846,257
HTM securities	3,086,032	—	2,894,813	206,320	—	3,101,133
Advances	82,475,547	—	82,408,752	—	—	82,408,752
Mortgage loans held for portfolio, net	4,461,612	—	4,381,484	—	—	4,381,484
BOB loans, net	17,371	—	—	17,371	—	17,371
Accrued interest receivable	234,161	—	234,161	—	—	234,161
Derivative assets	110,269	—	19,855	—	90,414	110,269
Liabilities:
Deposits	$387,085	$—	$387,085	$—	$—	$387,085
Discount notes	36,896,603	—	36,891,722	—	—	36,891,722
Bonds	64,298,628	—	64,125,928	—	—	64,125,928
Mandatorily redeemable capital stock (3)	24,099	24,571	—	—	—	24,571
Accrued interest payable (3)	226,537	—	226,065	—	—	226,065
Derivative liabilities	25,511	—	84,674	—	(59,163)	25,511
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2019 and December 31, 2018. These instruments’ maturity term is overnight.
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of

Notes to Unaudited Financial Statements (continued)

the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2019 or 2018.

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

As of September 30, 2019, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. In addition, there were minimal outliers to evaluate. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of September 30, 2019, the Bank classified private label MBS as Level 3.

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

The discounted cash flow analysis used to determine the net present value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	Discount rate assumption. Overnight Index Swap (OIS) curve

•	Forward interest rate assumption (rates projected in order to calculate cash flows through contractual term). LIBOR Swap curve, OIS curve or SOFR curve through contractual term.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement and a pricing adjustment reflective of the secondary mortgage market.

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

Notes to Unaudited Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at September 30, 2019 and December 31, 2018. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$3,667,298	$—	$—	$3,667,298
GSE and TVA obligations	—	242,880	—	—	242,880
Total trading securities	$—	$3,910,178	$—	$—	$3,910,178
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,563,176	$—	$—	$1,563,176
State or local agency obligations	—	249,966	—	—	249,966
MBS:
U.S. obligations single-family MBS	—	703,044	—	—	703,044
GSE single-family MBS	—	3,638,735	—	—	3,638,735
GSE multifamily MBS	—	4,124,974	—	—	4,124,974
Private label residential MBS	—	—	344,506	—	344,506
Total AFS securities	$—	$10,279,895	$344,506	$—	$10,624,401
Derivative assets:
Interest rate related	$—	$18,680	$—	$169,269	$187,949
Mortgage delivery commitments	—	130	—	—	130
Total derivative assets	$—	$18,810	$—	$169,269	$188,079
Total recurring assets at fair value	$—	$14,208,883	$344,506	$169,269	$14,722,658
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$11,837	$—	$(9,213)	$2,624
Mortgage delivery commitments	—	70	—	—	70
Total recurring liabilities at fair value (2)	$—	$11,907	$—	$(9,213)	$2,694
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$6,184	$—	$6,184
REO	—	—	2,105	—	2,105
Total non-recurring assets at fair value	$—	$—	$8,289	$—	$8,289

Notes to Unaudited Financial Statements (continued)

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$997,061	$—	$—	$997,061
GSE and TVA obligations	—	283,992	—	—	283,992
Total trading securities	$—	$1,281,053	$—	$—	$1,281,053
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,785,317	$—	$—	1,785,317
State or local agency obligations	—	245,939	—	—	245,939
MBS:
U.S. obligations single-family MBS	—	218,494	—	—	218,494
GSE single-family MBS	—	2,581,503	—	—	2,581,503
GSE multifamily MBS	—	2,605,454	—	—	2,605,454
Private label residential MBS	—	—	409,550	—	409,550
Total AFS securities	$—	$7,436,707	$409,550	$—	$7,846,257
Derivative assets:
Interest rate related	$—	$19,826	$—	$90,414	$110,240
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$19,855	$—	$90,414	$110,269
Total recurring assets at fair value	$—	$8,737,615	$409,550	$90,414	$9,237,579
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$84,652	$—	$(59,163)	$25,489
Mortgage delivery commitments	—	22	—	—	22
Total recurring liabilities at fair value (2)	$—	$84,674	$—	$(59,163)	$25,511
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,965	$—	$8,965
REO	—	—	6,621	—	6,621
Total non-recurring assets at fair value	$—	$—	$15,586	$—	$15,586
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 or 2 during the first nine months of 2019 and 2018.

Notes to Unaudited Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first nine months of 2019 or 2018.

	AFS Private Label MBS-Residential
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$371,402	$475,713	$409,550	$524,543
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	4,794	4,098	11,589	11,677
Net OTTI losses, credit portion	(271)	(17)	(330)	(359)
Net unrealized gains (losses) on AFS in OCI	(14)	18	18	48
Reclassification of non-credit portion included in net income	271	17	330	359
Unrealized gains (losses) on OTTI AFS in OCI	(4,880)	1,565	(9,383)	4,627
Purchases, issuances, sales, and settlements:
Settlements	(26,796)	(41,734)	(67,268)	(101,235)
Balance at September 30	$344,506	$439,660	$344,506	$439,660
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30	$3,558	$4,081	$8,887	$11,318

Notes to Unaudited Financial Statements (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2019			December 31, 2018
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$18,631,301	$—	$18,631,301	$20,250,625
Commitments to fund additional advances and BOB loans	10,900	—	10,900	10,987
Commitments to purchase mortgage loans	103,597	—	103,597	17,391
Unsettled consolidated obligation bonds, at par	1,472,000	—	1,472,000	196,500
Unsettled consolidated obligation discount notes, at par	—	—	—	583,940
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $220.7 million and $75.3 million at September 30, 2019 and December 31, 2018, respectively.
(2) Letters of credit in the amount of $4.4 billion and $3.9 billion at September 30, 2019 and December 31, 2018, respectively, have annual renewal language that, as long as both parties agree, permit the letter of credit to be renewed for an additional year with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $2.9 million and $3.9 million as of September 30, 2019 and December 31, 2018, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2019 or December 31, 2018. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $10.1 billion and $8.7 billion at September 30, 2019 and December 31, 2018, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief financial officer, and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief financial officer, and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2019.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.1	2020 Directors’ Compensation Policy*	Filed herewith.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Filed herewith.
Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	Furnished herewith.
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
Exhibit 101	Interactive Data File (XBRL)	Filed herewith.
* Denotes management contract or compensatory plan.

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

Date: November 7, 2019