Form 10-K
period 2019-12-31
Federal Home Loan Bank of Pittsburgh
filed 2020-03-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2019, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,987.0 million. There were 29,985,999 shares of common stock outstanding at February 28, 2020.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the possible discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

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

General

History.  The Bank is one of 11 FHLBanks. The FHLBanks operate as separate entities with their own management, employees and board of directors. The 11 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include:

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

Cooperative.  The Bank is a cooperative institution, owned by member financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union, community development financial institution (CDFI), or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

Mission.  The Bank’s primary mission is to assure the flow of credit to its members to support housing finance and community lending and to provide related services that enhance their businesses and vitalize their communities. The Bank provides credit for housing and community development through two primary programs. First, it provides members with advances secured by residential mortgages and other types of high-quality collateral. Second, the Bank purchases residential mortgage loans originated by or through eligible member institutions. The Bank also offers other credit and noncredit products and services to member institutions. These include letters of credit, affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of liquidity. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

Overview.  As a GSE, the Bank is able to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. This fundamental competitive advantage, coupled with the joint and several liability on FHLBank System debt, enables the Bank to provide attractively priced funding to members. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways:

•	Financial institutions choose membership in the Bank principally for access to liquidity, the value of the products offered, and the potential to receive dividends.

•
Because the Bank’s customers and shareholders are predominantly the same institutions, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and dividends for shareholders. Yet these same shareholders are also customers who would generally prefer narrower loan spreads. The Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating an attractive dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce a dividend that compares favorably to short-term interest rates, thus compensating members for the cost of the capital they have invested in the Bank.

•
The Bank’s GSE charter is based on a public policy purpose to assure liquidity for its members and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers products that consume a portion of its earnings. The cooperative GSE character of this voluntary membership organization leads management to optimize the primary purpose of membership, access to liquidity, as well as the overall value of Bank membership.

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2019, the Bank maintains relationships with three approved state housing finance agencies (HFAs). Each is currently eligible to borrow from the Bank and one of the housing associates had an advance balance of $14.9 million as of December 31, 2019.

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

Audit.  The Bank has an internal audit department that reports directly to the Audit Committee of the Bank’s Board of Directors (Board). In addition, an independent Registered Public Accounting Firm (RPAF) audits the annual financial statements and internal controls over financial reporting of the Bank. The independent RPAF conducts these audits following the Standards of the Public Company Accounting Oversight Board (PCAOB) of the United States of America and Government Auditing Standards issued by the Comptroller General. The Bank, the Finance Agency, and Congress all receive the independent RPAF audit reports.

Advances

Advance Products. The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral. The following table summarizes the advance products offered by the Bank as of December 31, 2019.

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

Mid-Term Repo	Mid-term, fixed-rate and adjustable-rate advances(1); principal paid at maturity; interest paid monthly or quarterly	3 months to 3 years (2)
The Mid-Term Repo product assists members with managing intermediate-term interest rate risk. To assist members with managing basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term Repo advances. The Bank also offers Mid-Term fixed-rate advances. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature.

Core (Term)	Long-term, fixed-rate and adjustable-rate advances(1); principal paid at maturity; interest paid monthly or quarterly (Note: amortizing loans principal and interest paid monthly)	1 year to 30 years (2)
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
Notes:
(1) May include loans made under the Community Lending Program (CLP).
(2) Terms dependent upon market conditions.

The following chart shows the percentage of advances at par by product type and dollar amount (in billions) as of December 31, 2019.

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

Collateral Agreements. All members must enter into either the Advances, Collateral Pledge and Security Agreement or the Advances, Specific Collateral Pledge and Security Agreement with the Bank (both hereafter referred to as Master Agreement) in order to obtain advances or other credit products. In both cases, the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Specific Collateral Pledge and Security Agreement covers only those assets or categories of assets identified; the Bank therefore relies on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. The Bank requires CDFIs, housing finance agencies (HFAs) and insurance companies to sign a specific collateral pledge agreement. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for a description of blanket and specific agreements.

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

All eligible collateral securing advances is discounted to protect the Bank from loss in the event of default, including under adverse conditions. These discounts, also referred to as lending value or “haircuts”, vary by collateral type and the value of the collateral. The Bank’s collateral discounted values are presented in the table titled “Lending Value Assigned to the Collateral as a Percentage of Value” at the end of this subsection. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

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

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2019.

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

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.2 billion (the limit during 2019) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2019.

The Bank does not accept subprime residential mortgage loans (defined as FICO® score of 660 or below. FICO is a registered trademark of Fair Isaac Corporation) as qualifying collateral unless certain mitigating factors are met. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in their QCRs.

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

The various types of eligible collateral and related lending values as of December 31, 2019 are summarized below. The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

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

During 2019, the Bank implemented some changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

Investments

Overview.  The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. The Bank invests in short term instruments for operating liquidity, including interest-bearing deposits, Federal funds, securities purchased under agreements to resell, as well as U.S. Treasury and GSE obligations that are classified as trading. The Bank also maintains a contingency liquidity investment portfolio which consists of certificate of deposits and unencumbered repurchase-eligible assets within its available-for-sale (AFS) and held-to-maturity (HTM) securities portfolio. These securities may also be pledged as collateral for derivative transactions on occasion.

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

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added one new PFI in 2019, and as of December 31, 2019, 128 members were approved participants in the MPF Program.

Under the MPF Program, PFIs generally market, originate and service qualifying residential mortgages for sale to the Bank. Member banks have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing of mortgage loans, the MPF Program gives control of the mortgage process to PFIs. PFIs also may earn servicing income if they choose to retain loan servicing or receive a servicing released premium, if they chose to sell servicing rights to a third-party.

During the life of the loan, PFIs are paid a credit enhancement (CE) fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank under the MPF Original and MPF 35 Programs. The CE structure motivates PFIs to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

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

Mortgage Loan Servicing. Under the MPF Program, PFIs may retain or sell servicing to third parties. The Bank does not service loans or own any servicing rights. The FHLBank of Chicago acts as the master servicer for the Bank and has contracted with Wells Fargo Bank, N.A. to fulfill the master servicing duties. The Bank pays the PFI or third-party servicer a servicing fee to perform these duties. The servicing fee is 25 basis points for conventional loans and 44 basis points for government loans.

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2019, 39 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

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

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, “MPF Direct” and “MPF 35” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

For additional information on Affordable Housing Program (AHP) and other similar programs, refer to the Community Investment Products section in Item 7. Management’s Discussion and Analysis in this Form 10-K.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2019 and 2018.

(in millions)	December 31, 2019	December 31, 2018
Consolidated obligation bonds	$66,704.2	$64,368.4
Consolidated obligation discount notes	23,211.5	36,985.0
Total Bank consolidated obligations	89,915.7	101,353.4
Total FHLBank System combined consolidated obligations	$1,025,894.7	$1,031,617.5

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

Capital Resources

Capital Plan.  The Bank currently has two subclasses of capital stock: B1 membership and B2 activity. The Capital Plan generally sets the calculation of the annual Membership Asset Value (MAV) stock purchase requirement based on the member’s assets as set forth in its prior December 31 call report data. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. Agency securities; U.S. Agency MBS; non-Agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. Adjustments to the amount of membership and activity stock that each member must hold can be made periodically by the Bank's Board in accordance with the terms of the Capital Plan. Ranges have been built into the Capital Plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. Currently, these are the stock purchase requirements for each class of stock.

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

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. The amount of dividends the Board determines to pay out is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. For further information on dividends, see Note 15 - Capital in the Notes to Financial Statements in Item 8. of this Form 10-K.

As of December 31, 2019, the balance in retained earnings was $1,326.0 million, of which $415.3 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

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

Major Customers

Ally Bank, JP Morgan Chase Bank, N.A., PNC Bank, N.A. and Santander Bank, each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2019. See further discussion in Item 1A. Risk Factors and the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

As of December 31, 2019, the Bank had 224 full-time employee positions and four part-time employee positions, for a total of 226 full-time equivalents. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes and certain employer payroll taxes.

AHP

The FHLBanks must set aside for the AHP annually, on a combined basis, the greater of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 14 - Affordable Housing Program (AHP) to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the combined 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP assessment, please see the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis and Note 14 - Affordable Housing Program (AHP) in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Operating Officer (principal financial officer), and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2019 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the corporate governance section of the “About Us” dropdown on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge by written request to the Bank’s Legal Department.

Item 1A: Risk Factors

There are many factors - including those beyond the Bank's control - that could cause financial results to differ significantly from the Bank's expectations. The following discussion summarizes some of the more important factors that should be considered carefully in evaluating the Bank's business. This discussion is not exhaustive and there may be other factors not described or factors, such as business, credit, market/liquidity and operational risks, which are described elsewhere in this report (see the Risk Management discussion in Item 7. Management's Discussion and Analysis in this Form 10-K), which could cause results to differ materially from the Bank's expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank's business operations, future results of operations, financial condition or cash flows.

BUSINESS RISK

The Bank is subject to legislative and regulatory actions, including a complex body of Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank. Additionally, legislation and regulations applicable to Bank members may affect the Bank’s business as well.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their liquidity mission continue to be impacted by the evolving regulations impacting the finance industry. The Housing Act or HERA was intended to, among other things, expand the Finance Agency's authority and address GSE reform issues. Over the last few years, there have been several legislative efforts and policy proposals regarding reform of the Housing Enterprises, Fannie Mae and Freddie Mac, and the federal government’s ongoing role in the mortgage market. Congress continues to consider GSE reform legislation. Depending on the terms of any such legislation, it could have a material effect on the Bank including debt issuance, financial condition and results of operations. In addition, future legislative changes to the Act or HERA may affect the Bank's business, risk profile, results of operations and financial condition. Recently, there have been legislative efforts and discussions regarding allowing non-banks such as captive insurers, mortgage banks, fintech companies and other financial companies to become members of the FHLBank System. Such entities are subject to different regulatory requirements and may have different risk appetites than the Bank’s current members and, if such entities were to become members of the Bank, it could materially impact the Bank’s risk profile and results of financial condition.

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

Regulatory changes drive updates to the Bank's computer information systems to support these requirements. Heightened regulatory focus on technology operations including cyber-security, cloud computing and vendor oversight influence the Bank’s operations. Legislation and regulation regarding enhanced cyber-security standards and requirements necessitates additional work to appropriately mitigate the risks and align with requirements. The Finance Agency has issued guidance for the FHLBanks regarding information security and cyber risk management, business resiliency, vendor risk management and cloud. These are all areas of operational risk that are expected to have an ongoing area of regulatory focus. See the Legislative and Regulatory Developments section of Item 7. Management’s Discussion and Analysis in this Form 10-K regarding recent Finance Agency guidance in these areas.

The intention of the United Kingdom’s Financial Conduct Authority (FCA) is to cease sustaining LIBOR after 2021. The introduction of alternative interest rates could adversely affect the Bank’s business, financial condition, and results of operations and increase operational risk.

In July 2017, the Chief Executive of the FCA announced the FCA’s intention to cease sustaining LIBOR after 2021. The Federal Reserve convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC identified the Secured Overnight Financing Rate (SOFR) as such an alternative rate, and the FRB of New York began publishing SOFR rates in the second quarter of 2018.

The Bank is not able to predict with certainty that LIBOR will cease to be available after 2021. While the Bank is planning for LIBOR to cease to exist, the market’s transition from LIBOR to alternative rates (e.g., SOFR) is expected to be complicated. Risks relating to the market demand for the Bank’s products, changes in legacy contractual terms on the Bank’s financial assets, liabilities and derivatives, and critical vendors being able to adjust systems to properly process and account for alternative rates are examples of the risks. Additionally, the introduction of alternative rates also may create additional basis risk and increased volatility for market participants including the Bank, as alternative indices are utilized along with LIBOR. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges. For further details regarding LIBOR/SOFR transition, refer to the Operational and Business Risks section in Item 7: Management’s Discussion and Analysis in this Form 10-K.

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

As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. Previously, the Bank had experienced a limited number of successful desktop (e.g., malware) security incidents. However, these incidents were limited and did not involve any breaches of data such as those that trigger notice requirements under applicable law. Each of these incidents was responded to appropriately which prevented material impact on the Bank’s operations. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against material cyber-security attacks. In addition, the Bank completes periodic independent assessments that leverage industry recognized frameworks in order to continually improve the Bank’s control environment against cyber-security attacks. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets (including loss of funds), or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers), corrupt data or cause operational disruption. This may result in financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, litigation, penalties, and reputational damage.

In addition, the Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes licensed or purchased, custom-developed software, and software-as-a-service (SaaS). Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its Business Continuity Plan and testing those plans annually. Nonetheless, the Bank cannot guarantee the effectiveness of its Business Continuity Plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

Global financial market disruptions could result in uncertainty and unpredictability for the Bank in managing its business. Geopolitical conditions, widespread health emergencies or a natural disaster, especially those affecting the Bank or the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

The Bank's business, earnings and risk profile are affected by international, domestic and district-specific business and economic conditions and disruptions, including for example, U.S. government shutdowns, any increasing U.S. debt burden, uncertainty around Brexit outcomes, and tariffs. These economic conditions, which may also affect counterparty and members' business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates. These are examples of potential market disruptions that could increase the Bank’s credit, market, liquidity and operational risk beyond what is currently reported and measured. Widespread health emergencies or pandemics, including the recent outbreak of coronavirus, could also adversely affect the Bank’s results of operations or financial condition by negatively impacting the global markets or by softening the economy in general, creating a reduced demand for the Bank’s products and services. Additionally, climate change may cause natural disasters, which could damage the facilities of the Bank’s members, increase lending losses at its members, damage or destroy collateral that members have pledged to secure advances or mortgages that the Bank holds for its portfolio, and which could cause the Bank to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default.

CREDIT RISK

The loss of significant Bank members or borrowers may have a negative impact on the Bank's advances and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank's results of operations and financial condition.

One or more significant Bank borrowing members could choose to decrease their business activities with the Bank, move their business to another FHLBank district, merge into a nonmember, withdraw their membership, or fail which could lead to a significant decrease in the Bank's total assets. In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by suspending, or otherwise restricting, dividend payments and repurchases of excess capital stock, raising advance rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank's size and profitability at the time the financial institution ceases to be a borrower.

At December 31, 2019, the Bank's five largest customers, Ally Bank, JP Morgan Chase Bank, N.A. (a non-member borrower), PNC Bank, N.A., Santander Bank, N.A. and TD Bank, N.A., accounted for 70% of its total credit exposure (TCE) and owned 65% of its outstanding capital stock. Of these, Ally Bank, JP Morgan Chase Bank, N.A., Santander Bank, N.A. and PNC Bank N.A. each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or, if applicable, withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations. Effective May 18, 2019, the Bank’s member, Chase Bank USA, N.A., merged with and into JP Morgan Chase Bank, N.A. and ceased being a member. JP Morgan Chase Bank, N.A.’s outstanding advance balance as of December 31, 2019 was $8.0 billion.

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

The FHLBanks also compete with the U.S. Treasury and GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank's ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank's financial condition and results of operations.

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

There are several unique risks the Bank may be exposed to regarding members in the insurance industry. To the extent the Bank determines that the risk it faces regarding an insurance company or insurance company members in a specific state requires additional mitigation, the Bank takes steps to mitigate this risk. These steps may include limits on eligible collateral and establishing over-collateralization levels to address risk of collateral volatility.

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

In addition, the Bank's ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, repos, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for the Bank to find counterparties for such transactions.

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

The Bank invests in mortgages and is subject to the risk of credit deterioration, which could adversely impact the Bank's results of operations and could impact the Bank’s capital position.

The Bank currently invests in Agency and other U.S. obligation MBS, which support the Bank’s mission. The Bank still has an investment in its legacy private label MBS portfolio, however, none have been purchased since 2007 and it continues to run off. The Bank has incurred credit losses on this portfolio in previous years and cannot estimate future amounts of additional credit losses in future periods.

MBS are backed by residential mortgage loans, the properties of which are geographically diverse. The MBS portfolio is also subject to interest rate risk, prepayment risk, operational risk, servicer risk and originator risk, all of which can have a negative impact on the underlying collateral of the MBS investments. The rate and timing of unscheduled payments and collections of principal on mortgage loans serving as collateral for these securities are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit, loan modifications and other economic, demographic, geographic, tax and legal factors.

The MPF Program has different risks than those related to the Bank's traditional advance business, which could adversely impact the Bank's profitability.

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 5.3% of the Bank's total assets as of December 31, 2019 and approximately 6.3% of the Bank's total interest income in 2019. During 2019, the Bank purchased 66% of the mortgage loans from one member. This member also held 46% of the total outstanding portfolio. The loss of this member could adversely affect the Banks’ future results of operations.

In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. While many governmental loan modification programs are ending due to regulatory, business and customer expectations, servicers are expected to continue to offer other loan modification programs. The Bank offers a loan modification program for its MPF Program loans as well. To date, the Bank has not experienced any significant impact on its portfolio levels from the Bank's MPF loan modification program or other foreclosure prevention programs. However, program execution and related changes, as well as any new programs in the market may change that experience.

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

The MPF Program is subject to risk that the borrower becomes delinquent or defaults on the Bank’s MPF loans. In addition, changes in real estate values could impact borrower repayment behavior. If delinquency and default rates on MPF loans increase, or there are additional declines in residential real estate values, the Bank will likely experience additional credit losses on its MPF loan portfolio. To mitigate some of this risk, the MPF Program has established a credit sharing structure with its members, referred to as MPF credit enhancements, which may reduce the impact of borrower defaults.

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

MARKET/LIQUIDITY RISK

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

The U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate and conditions of consolidated obligations issued by the FHLBanks. In addition, the Finance Agency could require the Bank to hold additional liquidity, which could adversely impact the type, amount and profitability of various advance products the Bank could make available to its members.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2019, out of a total of $1,025.9 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $89.9 billion, or approximately 8.8% of the total.

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

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce interest rate risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank's income. However, market movements and volatility affecting the valuation of instruments in hedging relationships can also cause income volatility to the degree that the change in the value of the derivative does not perfectly offset the change in the value of the hedged item.. Should the use of derivatives be limited, with that activity being replaced with a higher volume of long-term debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

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

Under the Finance Agency's Prompt Corrective Action (PCA) Regulation, if the Bank becomes undercapitalized by failing to meet its regulatory capital requirements, by the Finance Agency exercising its discretion to categorize an FHLBank as undercapitalized or by the Bank failing to meet any additional Finance Agency-imposed minimum capital requirements, it will also be subject to asset growth limits. This is in addition to the capital stock redemption, excess capital stock repurchase and dividend prohibitions noted above. If the Bank becomes significantly undercapitalized, it could be subject to additional actions such as replacement of its Board and management, required capital stock purchase increases and required asset divestiture. The regulatory actions applicable to an FHLBank in a significantly undercapitalized status may also be imposed on an FHLBank by the Finance Agency at its discretion on an undercapitalized FHLBank. Violations could also result in changes in the Bank's member lending, investment or MPF Program purchase activities and changes in permissible business activities, as well as restrictions on dividend payments and capital stock redemptions and repurchases.

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

OPERATIONAL RISK

Failures of critical vendors and other third parties could disrupt the Bank’s ability to conduct business.

The Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach, cyber attack, natural disaster, terrorist attack, widespread health emergency or pandemic, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's reputation, customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows. Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank regularly assesses the adequacy of security controls for its significant third parties, there is no assurance that a breach will not occur. Additionally, the use of vendors, including cloud service providers and other third parties, could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information or other harm. Even though the Bank has enhanced its third party vendor management process, including an on-going vendor cyber-security review and cyber monitoring, the Bank could be adversely affected if the Bank’s vendors (including, but not limited to, software as a service (SaaS) vendors) are impacted by security breaches or cyber attacks.

The Bank relies on both internally and externally developed models and end user computing tools to manage market and other risks, to make business decisions and for financial accounting and reporting purposes. The Bank's business could be adversely affected if these models fail to produce reliable results or if the results are not used appropriately.

The Bank makes significant use of business and financial models and end user computing tools for making business decisions, managing risk and financial reporting. For example, the Bank uses models to measure and monitor exposures to market risks and credit and collateral risks. A credit scoring model is used in part as a basis for credit decisions. The Bank also uses models in determining the fair value of certain financial instruments and estimating credit losses.

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Estimations produced by the Bank's models may be different from actual results, which could adversely affect the Bank's business results. If the models or end user computing tools are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including risk management decisions, or other decisions, which could result in an adverse financial impact. Further, any controls, such as a model risk management function, that the Bank employs to attempt to manage the risks associated with the use of models may not be effective.

Changes in any models or in any of the inputs, assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. Changes to the Bank’s models could occur due to changes in market participants’ practices, including the use of alternative rates.

The loss of key employees or lack of a diverse and inclusive workforce and Bank activities may have an adverse effect on the Bank's business and operations.

A skilled, diverse and inclusive workforce is important to the continued successful operation of the Bank. Failure to attract or retain this type of workforce may adversely affect the Bank's business operations. It may result in increased operating expenses (i.e., consultant expense to address new hire) and operational risks as responsibilities are transitioned between employees. The loss of a key employee or not having a diverse and inclusive workforce may also result in incremental regulatory scrutiny of the quality of the Bank's overall corporate governance.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1325 G Street, Washington, D.C. 20005; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 435 N. DuPont Highway, Dover, Delaware 19904; (4) 1137 Branchton Road, Boyers, Pennsylvania 16020, (5) 609 Hamilton Street, Allentown, Pennsylvania 18101 and (6) 580 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, D.C. office space is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2019, the total mandatorily redeemable capital stock reflected the balance for five institutions, four of which were merged out of district and considered to be nonmembers. One institution relocated and became a member of another FHLBank at which time the membership with the Bank terminated.

In February 2020, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.5% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2019. The amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The total number of shares of capital stock outstanding as of December 31, 2019 was 33,985,713 of which members held 30,549,963 shares and nonmembers held 3,435,750 shares. As of February 28, 2020, a total of 290 members and nonmembers held shares of the Bank’s stock.

See Note 15 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statements of Income data for 2019, 2018 and 2017, and the Condensed Statements of Condition data as of December 31, 2019 and 2018 are derived from the financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Condensed Statements of Income data for 2016 and 2015 and the Condensed Statements of Condition data as of December 31, 2017 and 2016 are derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2017 Form 10-K. The Condensed Statements of Condition data as of December 31, 2015 is derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2016 Form 10-K.

Condensed Statements of Income

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Net interest income	$453.8	$470.1	$435.5	$348.9	$317.8
Provision (benefit) for credit losses	1.3	3.1	0.2	1.2	(0.2)
Other noninterest income	3.0	11.0	32.2	25.0	44.5
Other expense	101.5	92.1	90.1	83.8	77.5
Income before assessments	354.0	385.9	377.4	288.9	285.0
AHP assessment (1)	37.1	38.7	37.8	28.9	28.5
Net income	$316.9	$347.2	$339.6	$260.0	$256.5

Dividends (in millions)	$266.8	$229.1	$168.0	$155.0	$212.8
Dividends per share	7.82	6.33	4.71	4.65	6.67
Weighted average dividend rate	7.45%	6.42%	4.70%	4.71%	5.22%
Dividend payout ratio(2)	84.19%	66.00%	49.46%	59.64%	82.96%
Return on average equity	6.58%	7.03%	7.17%	5.96%	6.16%
Return on average assets	0.31%	0.36%	0.35%	0.28%	0.29%
Net interest margin (3)	0.45%	0.49%	0.46%	0.38%	0.36%
Regulatory capital ratio (4)	4.94%	4.95%	4.84%	4.69%	4.60%
GAAP capital ratio(5)	4.67%	5.00%	4.94%	4.73%	4.67%
Total average equity to average assets	4.70%	5.11%	4.90%	4.72%	4.66%
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
(4) Regulatory capital ratio is the sum of capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(5) GAAP capital ratio is sum of capital stock, retained earnings and accumulated other comprehensive income (AOCI) as a percentage of total assets at period-end.

Condensed Statements of Condition

	December 31,
(in millions)	2019	2018	2017	2016	2015
Cash and due from banks	$21.5	$71.3	$3,415.0	$3,587.6	$2,377.0
Investments(1)	24,572.0	20,076.6	17,757.1	17,227.3	16,144.0
Advances	65,610.1	82,475.5	74,279.8	76,808.7	74,504.8
Mortgage loans held for portfolio, net	5,114.6	4,461.6	3,923.1	3,390.7	3,086.9
Total assets	95,724.1	107,486.5	99,663.0	101,260.0	96,329.8
Consolidated obligations:
Discount notes	23,141.4	36,896.6	36,193.3	28,500.3	42,275.5
Bonds	66,807.8	64,298.6	57,533.7	67,156.0	48,600.8
Total consolidated obligations	89,949.2	101,195.2	93,727.0	95,656.3	90,876.3
Deposits	573.4	387.0	538.1	558.9	686.0
Total liabilities	91,251.3	102,110.2	94,735.5	96,466.1	91,828.2
Capital stock - putable	3,055.0	4,027.3	3,658.7	3,755.4	3,539.7
Retained earnings	1,326.0	1,275.9	1,157.9	986.2	881.2
Total capital	4,472.8	5,376.3	4,927.5	4,793.9	4,501.6
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell and trading, AFS and HTM investment securities.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the possible discontinuance of LIBOR and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions; risks related to MBS; changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

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

Results of Operations. The Bank’s net income for 2019 totaled $316.9 million, compared to $347.2 million for 2018. This $30.3 million decrease was primarily driven by lower net interest income, higher other expenses, and lower other noninterest income. Net interest income was $453.8 million for 2019, a decrease of $16.3 million compared to $470.1 million in 2018. Lower net interest income was primarily due to increased interest expense on mandatorily redeemable capital stock. Total other expenses in 2019 totaled $101.5 million versus $92.1 million in 2018, reflecting increases in compensation and benefits and technology-related costs. Noninterest income in 2019 was $3.0 million, an $8.0 million decrease compared to $11.0 million in 2018. Lower noninterest income was primarily due to net losses on derivatives and hedging activities, which were partially offset by net gains on investment securities. The net interest margin was 45 basis points and 49 basis points for 2019 and 2018, respectively.

For the fourth quarter of 2019, net income was $80.9 million, an increase of $2.7 million compared to $78.2 million in the fourth quarter of 2018. Higher net income was primarily due to net gains on derivatives and hedging activities, which was partially offset by net losses on investment activities and lower net interest income in the fourth quarter of 2019.

Financial Condition. Advances. Advances totaled $65.6 billion at December 31, 2019, a decrease of $16.9 billion compared to $82.5 billion at December 31, 2018. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. While the advance portfolio decreased compared to December 31, 2018, the term of advances also decreased. At December 31, 2019, approximately 37% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 54% at December 31, 2018.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. At December 31, 2019, the Bank held $10.9 billion of liquid assets compared to $9.2 billion at December 31, 2018. The $1.7 billion increase was primarily due to changes in the liquidity regulations issued by the Finance Agency in 2019, which lead to the increased investment in U.S. Treasury obligations.

Investments. To enhance earnings, the Bank also maintains investments classified as AFS and HTM as well as certain trading securities. The Bank held $13.7 billion in its investment portfolio at December 31, 2019, compared with $10.9 billion at December 31, 2018, an increase of $2.8 billion. The increase reflects the addition of GSE MBS to the AFS portfolio in response to widening mortgage spreads.

Consolidated Obligations. The Bank's consolidated obligations totaled $89.9 billion at December 31, 2019, a decrease of $11.3 billion from December 31, 2018. At December 31, 2019, bonds represented 74% of the Bank's consolidated obligations, compared with 64% at December 31, 2018. Discount notes represented 26% of the Bank's consolidated obligations at December 31, 2019 compared with 36% at year-end 2018. The overall decrease in consolidated obligations is largely consistent with the change in total assets.

Capital Position and Regulatory Requirements. Total capital at December 31, 2019 was $4.5 billion, compared to $5.4 billion at December 31, 2018. Total retained earnings at December 31, 2019 were $1.3 billion, up $50.1 million from year-end 2018, reflecting the Bank's net income for 2019 which was largely offset by dividends paid. AOCI was $91.8 million at December 31, 2019, an increase of $18.7 million from December 31, 2018. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

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

In February 2020, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.5% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2019. The amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The Bank met all of its capital requirements as of December 31, 2019, and in the Finance Agency’s most recent determination, as of September 30, 2019, the Bank was deemed "adequately capitalized."

2020 Outlook

The Bank expects that members will continue to utilize advances to meet liquidity needs during 2020. The Bank, however, anticipates that advances will decline in 2020, including $5.0 billion of advances to JP Morgan Chase Bank, N.A. that have a contractual maturity during 2020. JP Morgan Chase Bank, N.A. is one of the Bank’s top five borrowers as of December 31, 2019 and became a non-member when its charter was merged with an entity outside of the Bank’s district. The borrowing activities of a few larger members have been the predominant driver of change in the Bank’s advance balances, and it is expected that some short-term advances will be not be renewed at maturity.

Also, the Bank expects lower interest income due to the low level of interest rates and the Federal Reserve’s actions to provide additional liquidity to stimulate economic growth. Even with the anticipated decline in advances, the Bank expects strong but lower financial performance. As the Bank is a cooperative, it is designed to meet the liquidity and other needs of its members, whether those needs increase or decrease.

Access to debt markets has been reliable. Going forward, as the Bank prepares for the cessation of LIBOR and transition to an alternative rate, the Bank expects more of its adjustable-rate funding to be indexed to SOFR. The SOFR market has developed rapidly, and the trend is expected to accelerate as the Bank positions its consolidated obligations to meet bond investor appetite for an alternative to LIBOR indexed debt.

Recent market volatility, interest rate adjustments and any widespread health emergencies or pandemics, including the recent outbreak of coronavirus, could negatively impact financial markets and the demand for liquidity. Additionally, future opportunities and challenges may arise with potential changes in the Bank's operating landscape including various legislative actions and changes in the Bank’s regulatory compliance requirements. However, the Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities.

Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2019 totaled $316.9 million, compared to $347.2 million for 2018. This $30.3 million decrease was primarily driven by lower net interest income, higher other expenses and lower other noninterest income. Net interest income was $453.8 million for 2019, a decrease of $16.3 million compared to $470.1 million in 2018. Lower net interest income was primarily due to increased interest expense on mandatorily redeemable capital stock. Total other expenses in 2019 totaled $101.5 million versus $92.1 million in 2018, reflecting increases in compensation and benefits and technology-related costs. Noninterest income in 2019 was $3.0 million, an $8.0 million decrease compared to $11.0 million in 2018. Lower noninterest income was primarily due to net losses on derivatives and hedging activities, which were partially offset by net gains on investment securities. The Bank’s return on average equity for 2019 was 6.58% compared to 7.03% for 2018.

2018 vs 2017. For discussion of this year-to-year comparison, refer to the Summary of Financial Results disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2018 Form 10-K.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2019 and 2018. For discussion related to 2018 compared to 2017, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2018 Form 10-K.

Average Balances and Interest Yields/Rates Paid

	2019			2018
(dollars in millions)	Average Balance	Interest Income/ Expense (1)	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(2)	$8,498.4	$185.9	2.19	$6,985.1	$128.1	1.83
Interest-bearing deposits(3)	1,708.3	38.6	2.26	869.2	16.7	1.93
Investment securities(4)	14,338.9	421.2	2.94	11,378.7	317.1	2.79
Advances(5)	72,172.7	1,871.2	2.59	72,373.5	1,648.5	2.28
Mortgage loans held for portfolio(6)	4,716.2	170.1	3.61	4,193.0	151.0	3.60
Total interest-earning assets	101,434.5	2,687.0	2.65	95,799.5	2,261.4	2.36
Other assets(7)	1,030.5			818.1
Total assets	$102,465.0			$96,617.6
Liabilities and capital:
Deposits (3)	$578.6	$11.3	1.95	$477.3	$7.9	1.65
Consolidated obligation discount notes	26,717.4	601.2	2.25	26,463.9	494.2	1.87
Consolidated obligation bonds(8)	69,155.0	1,603.4	2.32	64,032.7	1,288.2	2.01
Other borrowings	224.3	17.3	7.74	14.5	1.0	6.91
Total interest-bearing liabilities	96,675.3	2,233.2	2.31	90,988.4	1,791.3	1.97
Other liabilities	973.6			693.4
Total capital	4,816.1			4,935.8
Total liabilities and capital	$102,465.0			$96,617.6
Net interest spread			0.34			0.39
Impact of noninterest-bearing funds			0.11			0.10
Net interest income/net interest margin		$453.8	0.45		$470.1	0.49
Average interest-bearing assets to interest-bearing liabilities	104.9%			105.3%
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
(5) Average balances reflect noninterest-earning hedge accounting adjustments of $93.6 million and $(249.7) million in 2019 and 2018, respectively.
(6) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(7) The allowance for credit losses and the noncredit portion of other-than-temporary-impairment (OTTI) losses on investment securities is reflected in other assets for this presentation.
(8) Average balances reflect noninterest-bearing hedge accounting adjustments of $(14.1) million and $(212.7) million in 2019 and 2018, respectively.

Net interest income decreased $16.3 million in 2019 compared to 2018 due to an increase in interest expense, partially offset by an increase in interest income. The rate paid on interest-bearing liabilities increased 34 basis points due to higher funding costs on consolidated obligations bonds and discount notes. In addition, interest expense was higher due to increased interest expense on mandatorily redeemable capital stock. Interest-earning assets increased 6% primarily due to higher amount of investments and increased purchases in the Bank’s liquidity portfolio. The rate earned on interest-earning assets increased 29 basis points primarily due to a higher yield on advances. Interest income increased across all categories. The increase was driven by an increase in yield on advances and both higher volume and an increase in yield in all other categories. The impact of noninterest-bearing funds increased one basis point due to higher interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2019 and 2018.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2019 Compared to 2018
(in millions)	Volume	Rate	Total
Federal funds sold	$30.6	$27.2	$57.8
Interest-bearing deposits	18.5	3.4	21.9
Investment securities	86.2	17.9	104.1
Advances	(4.6)	227.3	222.7
Mortgage loans held for portfolio	18.9	0.2	19.1
Total interest-earning assets	$149.6	$276.0	$425.6

Interest-bearing deposits	$1.8	$1.6	$3.4
Consolidated obligation discount notes	4.8	102.2	107.0
Consolidated obligation bonds	108.5	206.7	315.2
Other borrowings	16.2	0.1	16.3
Total interest-bearing liabilities	$131.3	$310.6	$441.9
Total increase in net interest income	$18.3	$(34.6)	$(16.3)

Interest income and interest expense increased in 2019 compared to 2018. Higher rates drove the increases in both interest income and interest expense augmented by higher volumes. The rate increase was primarily due to an increase in market interest rates as the Federal funds target rate increased in 2018 and the first half of 2019, before falling again in the second half of 2019.

Interest expense on the average consolidated obligations portfolio increased in 2019 compared to 2018. Rates paid on both discount notes and bonds rose due to the rise in market interest rates. Average discount note and bond balances both increased year-over-year. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for 2019 and 2018 . These balances do not reflect any hedge accounting adjustments.

(in millions)
Product	2019	2018
RepoPlus /Mid-Term Repo	$20,581.7	$22,112.1
Core (Term)	51,477.9	50,486.0
Convertible Select	20.0	25.3
Total par value	$72,079.6	$72,623.4

Derivative Effects on Interest Income. On January 1, 2019, the Bank adopted ASU 2017-12. Changes in fair value of derivative instruments and the related hedged item for designated fair value hedges are now included in net interest income for reporting purposes. Prior to adoption, these amounts were reported in other noninterest income. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations and Note 11 - Derivatives and Hedging Activities in this Form 10-K for additional information.

The following tables quantify the effects of the Bank’s derivative activities on interest income and interest expense for 2019 and 2018. Derivative and hedging activities are discussed below.

2019 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$72,172.7	$1,871.2	2.59	$1,826.4	2.53	$44.8	0.06
Mortgage loans held for portfolio	4,716.2	170.1	3.61	173.3	3.68	(3.2)	(0.07)
All other interest-earning assets	24,545.6	645.7	2.63	648.0	2.64	(2.3)	(0.01)
Total interest-earning assets	$101,434.5	$2,687.0	2.65	$2,647.7	2.61	$39.3	0.04
Liabilities:
Consolidated obligation bonds	$69,155.0	$1,603.4	2.32	$1,541.3	2.23	$62.1	0.09
All other interest-bearing liabilities	27,520.3	629.8	2.29	629.8	2.29	—	—
Total interest-bearing liabilities	$96,675.3	$2,233.2	2.31	$2,171.1	2.25	$62.1	0.06
Net interest income/net interest spread		$453.8	0.34	$476.6	0.36	$(22.8)	(0.02)

2018 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$72,373.5	$1,648.5	2.28	$1,610.2	2.22	$38.3	0.06
Mortgage loans held for portfolio	4,193.0	151.0	3.60	154.0	3.67	(3.0)	(0.07)
All other interest-earning assets	19,233.0	461.9	2.40	465.8	2.42	(3.9)	(0.02)
Total interest-earning assets	$95,799.5	$2,261.4	2.36	$2,230.0	2.33	$31.4	0.03
Liabilities:
Consolidated obligation bonds	$64,032.7	$1,288.2	2.01	$1,205.8	1.88	$82.4	0.13
All other interest-bearing liabilities	26,955.7	503.1	1.87	503.1	1.87	—	—
Total interest-bearing liabilities	$90,988.4	$1,791.3	1.97	$1,708.9	1.88	$82.4	0.09
Net interest income/net interest spread		$470.1	0.39	$521.1	0.45	$(51.0)	(0.06)

The use of derivatives negatively impacted both net interest income and net interest spread in 2019 and 2018. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for 2019 was $1.3 million compared to $3.1 million in 2018. The decrease was primarily attributable to a non-recurring adjustment to the MPF Plus product which was made in the first quarter of 2018.

Other Noninterest Income

(in millions)	2019	2018
Net OTTI losses	$(0.6)	$(1.0)
Net gains (losses) on trading securities	18.7	(9.7)
Net gains (losses) on derivatives and hedging activities	(39.8)	(4.5)
Standby letters of credit fees	21.8	23.6
Other, net	2.9	2.6
Total other noninterest income	$3.0	$11.0

The Bank's lower total other noninterest income for 2019 compared to 2018 was due primarily to higher net losses on derivatives and hedging activities, partially offset by the positive variance in net gains (losses) on trading securities. The activity related to derivatives and hedging activities is discussed in more detail below. The net gains on trading securities reflects the impact of fair market value changes on Agency and U.S. Treasury investments held in the Bank’s trading portfolio.

2018 vs 2017.  For discussion of this year-to-year comparison, refer to the Other Noninterest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2018 Form 10-K.

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

The Bank's hedging strategies consist of fair value accounting hedges and economic hedges. For 2019, due to the Bank's adoption of ASU 2017-12, fair value hedges impact net interest income and are discussed in more detail below. Economic hedges address specific risks inherent in the Bank's balance sheet, but either they do not qualify for hedge accounting or the Bank does not elect to apply hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes nor does it have any cash flow hedges.

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

On January 1, 2019, the Bank adopted ASU 2017-12. Changes in fair value of the derivative instruments and the related hedged item for designated fair value hedges are now included in net interest income for reporting purposes. Prior to adoption, these amounts were reported in other noninterest income. The following tables detail the net effect of derivatives and hedging activities on non-interest income 2019 and 2018.

	2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(12.9)	$(29.3)	$(29.6)	$32.1	$(0.4)	$—	$(40.1)
Other (1)	—	—	—	—	—	0.3	0.3
Total net gains (losses) on derivatives and hedging activities	$(12.9)	$(29.3)	$(29.6)	$32.1	$(0.4)	$0.3	$(39.8)

	2018
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.3	$1.3	$—	$(1.2)	$—	$—	$0.4
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	0.6	13.3	3.3	(17.8)	(0.8)	—	(1.4)
Other (1)	—	—	—	—	—	(3.5)	(3.5)
Total net gains (losses) on derivatives and hedging activities	$0.9	$14.6	$3.3	$(19.0)	$(0.8)	$(3.5)	$(4.5)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract. Refer to Note 11 - Derivatives and Hedging Activities in this Form 10-K.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives and hedging activities” financial statement line item. For economic hedges, the Bank recorded net losses of $(40.1) million in 2019 compared to net losses of $(1.4) million in 2018. The losses during 2019 were primarily on the Bank's asset swaps due to decreases in interest rates throughout the year. In contrast, the smaller loss amount during 2018 was due to more frequent periods of rising interest rates during the year. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $11.8 billion at December 31, 2019 and $7.7 billion at December 31, 2018.

2018 vs 2017.  For discussion of this year-to-year comparison, refer to the Derivatives and Hedging Activities disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2018 Form 10-K.

Other Expense

(in millions)	2019	2018
Compensation and benefits	$50.6	$46.3
Other	38.5	34.9
Finance Agency	6.7	5.9
Office of Finance	5.7	5.0
Total other expenses	$101.5	$92.1

The Bank's total other expenses increased $9.4 million to $101.5 million for 2019 compared to $92.1 million for 2018. The increase was primarily due to higher compensation and benefits, increases in technology-related costs and higher fees paid to the Finance Agency and the OF. Collectively, the 11 FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments are allocated among the FHLBanks according to a cost-sharing formula.

2018 vs 2017.  For discussion of this year-to-year comparison, refer to the Other Expense disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2018 Form 10-K.

Community Investment Products

The Bank helps members meet their Community Reinvestment Act (CRA) responsibilities. Through community investment cash advance products such as AHP and CLP, members have access to subsidized and other low-cost funding. Members use the funds from these products to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods and help revitalize their communities.

The Bank’s mission includes the important public policy goal of making funds available for housing and economic development in the communities served by the Bank’s member financial institutions. In support of this goal, the Bank administers a number of products, some mandated and some voluntary, which make Bank funds available through member financial institutions. In all of these products, the Bank’s funding flows through member financial institutions into areas of need throughout the region.

AHP. The AHP, mandated by the Act, is the largest and primary public policy product of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the product pursuant to the AHP regulations. The Bank’s contribution was $37.1 million and $38.7 million for 2019 and 2018, respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2019 and 2018.

	2019	2018
Funding rounds	1	1
Eligible applications	165	156
Grants	$33.9 million	$34.2 million
Projects	64	68
Project development costs	$334.9 million	$250.8 million
Units of affordable housing	1,727	1,714

In addition, the First Front Door product (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. The FFD grants disbursed were $8.5 million and $7.9 million during 2019 and 2018, respectively.

In 2016, the Bank initiated a Disaster Relief Program (DRP) which was made available to members to assist households affected by historic flooding in 12 West Virginia counties. The funds for this product were set-aside from the overall 2016 AHP subsidy pool and were used for owner-occupied rehabilitation up to $15,000 per household or for home purchase assistance of up to $7,500 per household. The DRP closed in June 2019 and had disbursed grants of $555,000.

Other Products. The CLP offers advances at the Bank’s cost of funds providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2019, the CLP loan balance totaled $1,339.7 million compared to $1,191.7 million at December 31, 2018, reflecting an increase of $148 million, or 12%.

The Bank’s BOB loan product to members is targeted to small businesses to assist in the growth and development of small business, including both the start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. For both 2019 and 2018, the Bank made $6.0 million available for each year, to assist small businesses through the BOB loan product.

In addition, the Bank has a homeless initiative called Home4Good. Home4Good is designed to support activities or actions that lead to stable housing for individuals and families who are homeless or who are at risk of becoming homeless. It is offered in partnership with state housing finance agencies in Pennsylvania, West Virginia, and Delaware. The Bank contributed $4.8 million to this initiative for both 2019 and 2018.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $95.7 billion at December 31, 2019, compared with $107.5 billion at December 31, 2018, a decrease of $11.8 billion. The decrease was primarily due to lower advances activity. Advances totaled $65.6 billion at December 31, 2019, a decrease of $16.9 billion, compared to $82.5 billion at December 31, 2018.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for high quality liquid assets using full year average balances, was 82.2% and 84.6% for 2019 and 2018, respectively.

Advances. Advances (par) totaled $65.4 billion at December 31, 2019 compared to $82.6 billion at December 31, 2018. At December 31, 2019, the Bank had advances to 161 borrowing members, compared to 184 borrowing members at December 31, 2018. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Advances outstanding to the Bank’s five largest borrowers increased to 77.7% of total advances as of December 31, 2019, compared to 77.2% at December 31, 2018. In the second quarter of 2019, Chase Bank USA, N.A. (Chase), one of the Bank’s five largest borrowers, became a non-member as its charter was merged with an entity outside of the Bank’s district (JP Morgan Chase Bank, N.A). J.P. Morgan Chase Bank, N.A's outstanding advance balance as of December 31, 2019, was $8.0 billion.

The following table provides information on advances at par by redemption terms at December 31, 2019 and December 31, 2018.

	December 31,
(in millions)	2019	2018
Fixed-rate
Due in 1 year or less (1)	$21,783.1	$22,556.5
Due after 1 year through 3 years	13,523.4	11,897.9
Due after 3 years through 5 years	2,012.5	4,973.7
Thereafter	594.4	632.6
Total par value	$37,913.4	$40,060.7

Fixed-rate, callable or prepayable (1)
Due after 1 year through 3 years	$20.0	$—
Total par value	$20.0	$—

Variable-rate
Due in 1 year or less (1)	$14,129.5	$8,813.9
Due after 1 year through 3 years	5,025.0	17,313.0
Due after 3 years through 5 years	53.1	100.0
Thereafter	—	3.1
Total par value	$19,207.6	$26,230.0

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$5,225.0	$6,115.0
Due after 1 year through 3 years	2,635.0	9,725.0
Due after 3 years through 5 years	40.0	10.0
Total par value	$7,900.0	$15,850.0

Other (3)
Due in 1 year or less	$123.7	$147.1
Due after 1 year through 3 years	147.4	161.0
Due after 3 years through 5 years	69.7	75.0
Thereafter	57.3	73.8
Total par value	$398.1	$456.9
Total par balance	$65,439.1	$82,597.6
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2019 or December 31, 2018.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during the years ended 2019 and 2018. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and CFI (under $1.2 billion).

	December 31,
Member Classification	2019	2018
Large	6	7
Regional	15	17
Mid-size	28	29
CFI (1)	176	177
Insurance	24	17
Total borrowing members during the period	249	247
Total membership	286	291
Percentage of members borrowing during the period	87.1%	84.9%
Note:
(1) For purposes of this member classification reporting, the Bank groups CDFIs with CFIs.

The following table provides information at par on advances by member classification at December 31, 2019 and December 31, 2018.

(in millions)	December 31, 2019	December 31, 2018
Member Classification
Large	$43,165.0	$63,675.0
Regional	5,256.1	8,835.7
Mid-size	4,197.7	4,062.9
CFI	2,887.3	3,739.0
Insurance	1,416.5	1,783.2
Non-member	8,516.5	501.8
Total	$65,439.1	$82,597.6

As of December 31, 2019, total advances decreased 21% compared with balances at December 31, 2018. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. In addition, in the second quarter of 2019, Chase Bank USA, N.A. (Chase) became a non-member as its charter was merged with an entity outside of the Bank’s district (JP Morgan Chase Bank, N.A). Advances of $8.0 billion to J.P. Morgan Chase Bank, N.A. moved from the Large member classification to Non-member in the table above.

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2019.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses was $5.1 billion and $4.5 billion at December 31, 2019 and December 31, 2018, respectively.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for years 2015 through 2019 was immaterial for both the Bank’s mortgage loans and BOB loans. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2019	2018	2017	2016	2015
Advances(1)	$65,610.1	$82,475.5	$74,279.8	$76,808.7	$74,504.8
Mortgage loans held for portfolio, net(2)	5,114.6	4,461.6	3,923.1	3,390.7	3,086.9
Nonaccrual mortgage loans(3)	15.6	16.6	22.8	26.6	32.5
Mortgage loans 90 days or more delinquent and still accruing interest(4)	3.3	4.1	4.8	4.0	4.2
BOB loans, net	19.7	17.3	14.1	12.3	11.3
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

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. The Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.4% of the MPF Original portfolio and 2.2% of the MPF Plus portfolio for both December 31, 2019 and December 31, 2018. The MPF 35 portfolio delinquency remains minimal at 0.03% and 0.02% at December 31, 2019, and December 31, 2018, respectively.

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

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2015 through 2019.

(in millions)	2019	2018	2017	2016	2015
Balance, beginning of year	$7.3	$6.0	$6.2	$5.7	$7.3
(Charge-offs) Recoveries, net	(0.2)	(1.3)	(0.1)	(0.2)	(0.8)
Provision (benefit) for credit losses	0.7	2.6	(0.1)	0.7	(0.8)
Balance, end of year	$7.8	$7.3	$6.0	$6.2	$5.7
As a % of mortgage loans held for portfolio	0.2%	0.2%	0.2%	0.2%	0.2%

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2019 and December 31, 2018.

	MPF CE structure December 31, 2019		ACL December 31, 2019
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.1	$82.6	$3.9	$(1.3)	$(2.2)	$0.4
MPF 35	10.3	107.1	0.7	—	(0.7)	—
MPF Plus	15.6	5.6	9.0	—	(1.6)	7.4
Total	$32.0	$195.3	$13.6	$(1.3)	$(4.5)	$7.8

	MPF CE structure December 31, 2018		ACL December 31, 2018
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$5.4	$80.0	$4.5	$(1.2)	$(2.9)	$0.4
MPF 35	7.0	74.3	0.3	—	(0.3)	—
MPF Plus	16.5	7.6	8.9	—	(2.0)	6.9
Total	$28.9	$161.9	$13.7	$(1.2)	$(5.2)	$7.3

The ACL on mortgage loans increased $0.5 million during 2019. The increase is primarily due to an increase in the ACL associated with the MPF Plus product due to lower CE fee recovery resulting from a shorter weighted average life of the portfolio. The ACL associated with MPF Original remained consistent, and the ACL associated with the MPF 35 program remained zero due to the nature of its credit structure and performance.

Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The Bank held $2.0 million and $2.9 million of REO at December 31, 2019 and December 31, 2018, respectively.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at December 31, 2019 increased by $1.7 billion compared to December 31, 2018, primarily due to increased investment in U.S. Treasury obligations and as a result of changes in the liquidity regulations issued by the Finance Agency, effective March 31, 2019. At December 31, 2018, liquidity also included GSE and Tennessee Valley Authority (TVA) obligations classified as trading.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $13.7 billion and $10.9 billion at December 31, 2019 and December 31, 2018, respectively.

Investment securities, including all trading, AFS, and HTM securities, totaled $17.1 billion at December 31, 2019, compared to $12.2 billion at December 31, 2018. Details of the investment securities follow.

	Carrying Value
	December 31,
(in millions)	2019	2018
Trading securities:
Non-MBS:
U.S. Treasury obligations	$3,390.7	$997.1
GSE and TVA obligations	240.9	284.0
Total trading securities	$3,631.6	$1,281.1
AFS securities:
GSE and TVA obligations	$1,550.7	$1,785.3
State or local agency obligations	247.9	245.9
MBS:
U.S. obligations single-family MBS	807.6	218.5
GSE single-family MBS	4,055.8	2,581.5
GSE multifamily MBS	4,109.6	2,605.5
Private label MBS	326.2	409.6
Total AFS securities	$11,097.8	$7,846.3
HTM securities:
Certificates of deposit	$—	$700.0
State or local agency obligations	94.3	102.7
MBS:
U.S. obligations single-family MBS	250.2	325.2
GSE single-family MBS	1,156.6	899.9
GSE multifamily MBS	770.8	853.0
Private label MBS	123.8	205.2
Total HTM securities	$2,395.7	$3,086.0
Total investment securities	$17,125.1	$12,213.4

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2019. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Non-MBS:
U.S. Treasury obligations	$1,072.8	$2,317.9	$—	$—	$3,390.7
GSE and TVA obligations	—	73.5	139.9	27.5	240.9
Total trading securities	$1,072.8	$2,391.4	$139.9	$27.5	$3,631.6
Yield on trading securities	1.82%	2.04%	3.13%	3.28%	2.02%
AFS securities:
GSE and TVA obligations	$—	$533.6	$704.5	$312.6	$1,550.7
State or local agency obligations	—	1.0	15.2	231.7	247.9
MBS:
U.S. obligations single-family MBS	—	—	—	807.6	807.6
GSE single-family MBS	—	7.3	100.2	3,948.3	4,055.8
GSE multifamily MBS	5.7	608.0	3,495.9	—	4,109.6
Private label MBS	—	—	—	326.2	326.2
Total AFS securities	$5.7	$1,149.9	$4,315.8	$5,626.4	$11,097.8
Yield on AFS Securities	2.57%	2.66%	2.33%	2.74%	2.58%
HTM securities:
State or local agency obligations	$—	$—	$31.9	$62.4	$94.3
MBS:
U.S. obligations single-family MBS	75.7	—	—	174.5	250.2
GSE single-family MBS	—	—	24.8	1,131.8	1,156.6
GSE multifamily MBS	195.9	322.9	252.0	—	770.8
Private label MBS	0.5	—	—	123.3	123.8
Total HTM securities	$272.1	$322.9	$308.7	$1,492.0	$2,395.7
Yield on HTM securities	3.25%	2.79%	3.59%	3.23%	3.22%
Total investment securities	$1,350.6	$3,864.2	$4,764.4	$7,145.9	$17,125.1
Yield on investment securities	2.11%	2.28%	2.44%	2.85%	2.55%
Interest-bearing deposits	$1,476.9	$—	$—	$—	$1,476.9
Federal funds sold	3,770.0	—	—	—	3,770.0
Securities purchased under agreements to resell	2,200.0	—	—	—	2,200.0
Total investments	$8,797.5	$3,864.2	$4,764.4	$7,145.9	$24,572.0

As of December 31, 2019, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Fannie Mae	$6,960.5	$6,975.6
U.S. Treasury	3,390.8	3,390.8
Freddie Mac	3,157.7	3,189.2
Federal Farm Credit Banks	1,682.2	1,682.2
Ginnie Mae	982.1	983.1
Total	$16,173.3	$16,220.9

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Liabilities and Capital

For discussion of the 2018 to 2017 comparison, refer to the Liabilities and Capital disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2018 Form 10-K.

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2019 increased to $573.4 million from $387.0 million at December 31, 2018. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 1.95% and 1.65% during 2019 and 2018, respectively.

Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2019 and 2018, excess deposit reserves were $69.4 billion and $84.6 billion, respectively.

Time Deposits. At December 31, 2019 and December 31, 2018, the Bank had no time deposits.

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $89.9 billion at December 31, 2019, a decrease of $11.3 billion from December 31, 2018. At December 31, 2019, the Bank’s consolidated obligation bonds outstanding increased to $66.8 billion compared to $64.3 billion at December 31, 2018. However, discount notes outstanding at December 31, 2019 decreased to $23.1 billion from $36.9 billion at December 31, 2018. The decreases in consolidated obligations reflect the decrease in advances at year end.

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

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. For additional information on the Bank’s consolidated obligations, refer to Note 13 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes		Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2019	2018	2019	2018
Outstanding at the end of the period	$23,211.5	$36,985.0	$29,526.2	$14,301.0
Weighted average rate at end of the period	1.61%	2.36%	1.71%	2.34%
Daily average outstanding for the period	$26,793.8	$26,532.8	$23,570.4	$19,216.4
Weighted average rate for the period	2.23%	1.85%	2.18%	1.84%
Highest outstanding at any month-end	$37,483.2	$36,985.0	$29,526.2	$26,069.4

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2019.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$66,704.2	$50,306.9	$9,974.1	$2,416.8	$4,006.4
Discount notes	23,211.5	23,211.5	—	—	—
Mandatorily redeemable capital stock	343.6	3.3	—	340.0	0.3
Operating leases	10.7	2.1	4.1	3.9	0.6
Pension and post-retirement contributions	21.8	1.7	2.9	4.5	12.7
Total	$90,291.8	$73,525.5	$9,981.1	$2,765.2	$4,020.0
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. As of December 31, 2019, the Bank was obligated to fund approximately $19.8 million in additional advances and BOB loans, $73.6 million of mortgage loans and to issue $1.1 billion in consolidated obligations. In addition, the Bank had $17.4 billion in outstanding standby letters of credit as of December 31, 2019. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the Bank, is jointly and severally liable for the FHLBank System’s consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. Refer to the Liquidity and Funding Risk section in Item 7. Management’s Discussion and Analysis for FHLBank System consolidated obligations. For additional information on the Bank’s commitments and contingencies, refer to Note - 19 in this Form 10-K.

Capital and Retained Earnings. The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2019		December 31, 2018
Commercial banks	140	$2,729.6	146	$3,629.2
Savings institutions	53	148.2	58	197.9
Insurance companies	31	109.3	29	131.6
Credit unions	60	67.5	56	68.2
CDFIs	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	286	$3,055.0	291	$4,027.3
Mandatorily redeemable capital stock		343.6		24.1
Total capital stock		$3,398.6		$4,051.4

The total number of members as of December 31, 2019 decreased by five members compared to December 31, 2018. The Bank added seven new members and lost 12 members. Three members merged with other institutions outside of the Bank's district; one member completed their membership withdrawal; and eight members merged with other institutions within the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2019 and December 31, 2018.

(dollars in millions)	December 31, 2019
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$746.6	22.0%
Ally Bank, Midvale, UT	700.8	20.6

(dollars in millions)	December 31, 2018
Member(1)	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$947.4	23.4%
Ally Bank, Midvale, UT	903.5	22.3
JP Morgan Chase Bank, N.A., Columbus, OH	537.2	13.3
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $488.0 million as of December 31, 2019. The Bank’s retained earnings were $1,326.0 million at December 31, 2019.

Retained earnings increased $50.1 million to $1,326.0 million at December 31, 2019, compared to $1,275.9 million at December 31, 2018. The increase in retained earnings during 2018 reflected net income that was largely offset by dividends paid. Total retained earnings at December 31, 2019 included unrestricted retained earnings of $910.7 million and restricted retained earnings (RRE) of $415.3 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2019 and 2018.

	2019
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$560.5	$700.0	$697.0	$729.5
Interest expense	456.3	590.9	586.4	599.6
Net interest income	104.2	109.1	110.6	129.9
Provision (benefit) for credit losses	(0.5)	0.4	1.0	0.4
Net interest income after provision (benefit) for credit losses	104.7	108.7	109.6	129.5
Other noninterest income (loss):
Net OTTI losses	(0.3)	(0.3)	—	—
Net gains (losses) on investment securities	(4.6)	5.4	7.8	10.1
Net gains (losses) on derivatives and hedging activities	15.4	(17.4)	(24.8)	(13.0)
Other, net	6.5	5.6	5.6	7.0
Total other noninterest income (loss)	17.0	(6.7)	(11.4)	4.1
Other expense	31.1	23.2	22.6	24.6
Income before assessments	90.6	78.8	75.6	109.0
AHP assessment	9.7	8.5	7.9	11.0
Net income	$80.9	$70.3	$67.7	$98.0

	2018
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$660.5	$592.0	$553.0	$455.9
Interest expense	537.2	471.9	435.9	346.3
Net interest income	123.3	120.1	117.1	109.6
Provision for credit losses	0.3	—	0.4	2.4
Net interest income after provision for credit losses	123.0	120.1	116.7	107.2
Other noninterest income (loss):
Net OTTI losses	(0.6)	—	(0.1)	(0.3)
Net gains (losses) on investment securities	4.7	(3.0)	(2.7)	(8.7)
Net gains (losses) on derivatives and hedging activities	(20.5)	7.8	4.1	4.1
Other, net	6.1	7.2	6.3	6.6
Total other noninterest income (loss)	(10.3)	12.0	7.6	1.7
Other expense	25.8	22.6	22.5	21.2
Income before assessments	86.9	109.5	101.8	87.7
AHP assessment	8.7	11.0	10.2	8.8
Net income	$78.2	$98.5	$91.6	$78.9

Capital Resources

The following should be read in conjunction with Note 15 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

	December 31,
(in millions)	2019	2018
Permanent capital:
Capital stock (1)	$3,398.6	$4,051.4
Retained earnings	1,326.0	1,275.9
Total permanent capital	$4,724.6	$5,327.3

RBC requirement:
Credit risk capital	$337.9	$375.7
Market risk capital	131.8	577.1
Operations risk capital	140.9	285.9
Total RBC requirement	$610.6	$1,238.7
Excess permanent capital over RBC requirement	$4,114.0	$4,088.6
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The decrease in the total RBC requirement as of December 31, 2019 is mainly related to the change in the market risk capital component as further described below. The Bank continues to maintain significant excess permanent capital over the RBC requirement. On December 13, 2019, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2019. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2019.

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

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of several hundred historical market interest rate scenarios are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1% (i.e., a 99% confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement. The significant decrease in the market risk component in 2019 compared to 2018 was primarily a result of a decrease in the severity of the scenarios modeled as a result of lower interest rates, along with the impact of members exercising their return option on returnable advances. The Finance Agency has issued an Advisory Bulletin effective for RBC reporting beginning with the first quarter of 2020, which revises the market risk scenario methodology and significantly lessens the influence of the level of interest rates on the scenarios modeled.

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

Fair Value Estimates Based on Pricing Models that use Discounted Cash Flows.  Pricing models that use discounted cash flows incorporate assumptions that may have a significant effect on the reported fair values of assets and liabilities and the income and expense related thereto. These assumptions are highly subjective and are based on the best estimates of management regarding the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. Pricing models are based on the best estimates of management with respect to:

•	interest rate projections;

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (observability) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s own assumptions that it believes market participants would use. With respect to fair values of certain assets and liabilities estimated using a pricing model, the inputs used to determine fair value are either observable (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities) or are derived principally from or corroborated by observable market data by correlation or other means.

The Bank regularly validates its pricing models that use discounted cash flows. Such model validations are performed by the Bank’s model risk management department, which is separate from the model owner. In addition, the Bank benchmarks model-derived fair values to those provided by third-parties or alternative internal valuation models. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analyses, as well as changes to the valuation methodologies and inputs, are reported to the Bank’s Asset and Liability Committee (ALCO) (or subcommittee of), which is responsible for overseeing market risk.

Investment Securities. The Bank uses pricing models that use discounted cash flows to estimate the fair value of its GSE obligations. These investments are classified as AFS or trading and recognized on the Statement of Condition at fair value. The Bank incorporates significant inputs, which include a market-observable interest rate curve and a discount spread, if applicable. The Bank uses the CO curve as the market-observable interest rate curve for its GSE obligations and may also incorporate additional inputs that calibrate the model for market volatility.

Derivatives and Hedged Items. The Bank uses pricing models that use discounted cash flows to estimate the fair value of its derivatives and the benchmark fair value of the related hedged items. Derivatives are recognized on the Statement of Condition at fair value and the hedged items are recognized on the Statement of Condition at benchmark fair value.

To estimate the fair value of the derivative, the pricing model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs are as follows:

•Discount rate assumption. Overnight Index Swap (OIS) curve;

•	Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedge relationship). LIBOR Swap curve, OIS curve, or SOFR curve;

•	Volatility assumption. Market-based expectations of future interest rate volatility implied for current market prices for similar options.

•
TBA security prices for mortgage delivery commitments. Market-based prices of TBAs are determined by coupon class and expected term until settlement and pricing adjustment reflective of the secondary mortgage market.

The Bank designates eligible advances, investment securities or consolidated obligations as hedged items in fair value hedge relationships. For long-haul hedge relationships, the Bank calculates a gain or loss on the hedged item attributable to changes in the benchmark interest rate being hedged. The change in value associated with the hedged item is calculated each period by projecting future hedged item cash flows based on the fixed interest rate assigned to the hedged item. For floating rate option embedded hedged items, the model projects cash flows utilizing the assigned forward interest rate curve and appropriate option pricing model. The projected future cash flows are then discounted using the rate curves corresponding to the designated benchmark rate plus a discount spread. The discount spread is calculated and set at hedge inception and is the amount added to the discount rate resulting in a fair value of zero at the inception of the hedging relationship.

Accounting for Derivatives. The Bank uses derivative instruments as part of its risk management activities to protect the value of certain assets, liabilities and future cash flows against adverse interest rate movements. The Bank is prohibited by Finance Agency regulation from entering into hedging relationships for speculative purposes.

The accounting for derivatives is subject to complex accounting rules and strict documentation requirements. Proper application of these rules and requirements permits the Bank to utilize the favorable accounting treatment provided by hedge accounting. Not receiving hedge accounting could have a material impact on the Bank’s financial results, including increased earnings volatility.

Derivatives are recognized on the Statement of Condition at fair value, with changes recognized in earnings. The change in fair value of the derivative and benchmark fair value of the hedged item should effectively offset for an effective hedging relationship, which reduces earnings volatility. To qualify for hedge accounting, the hedging relationship must meet certain criteria, which must be documented at inception, and it must be expected to be highly effective. To assess effectiveness, the Bank uses either the short-cut or long-haul method.

Hedging relationships that meet certain criteria qualify for the short-cut method of hedge accounting. In these instances, the Bank may assume that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. As the hedging relationship is assumed to be perfectly effective, the Bank does not record any hedge ineffectiveness in earnings. The Bank documents at hedge inception its long-haul fallback methodology, including the quantitative method to be used to assess hedge effectiveness if the short-cut method were to no longer be appropriate during the hedging relationship. If the short-cut method is misapplied, the Bank must assess effectiveness using the documented long-haul method and recognize the difference between the fair value of the derivative and benchmark fair value of the hedged item in earnings.

The application of the long-haul method requires an assessment (at least quarterly) of hedge effectiveness. The Bank performs regression analyses to evaluate effectiveness. For hedge relationships that meet certain requirements, subsequent hedge effectiveness assessments may be completed qualitatively. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedged item (i.e., hedge ineffectiveness), is recognized in earnings. If the hedging relationship fails effectiveness testing, the derivative loses hedge accounting and is accounted for as an economic derivative.

Derivatives that do not qualify for hedge accounting are referred to as economic derivatives. Economic derivatives require the Bank to recognize the changes in the fair value in earnings without the offset of the benchmark fair value of the hedged items and result in increased earnings volatility.

Certain of the Bank’s economic derivatives are used to hedge instruments that are recorded at fair value. These transactions are not required to comply with the complex hedge accounting rules and result in a similar impact on earnings as an effective derivative.

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2019 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Advisory Bulletin 2020-01 FHLBank Risk Management of Acquired Member Assets (AMA). On January 31, 2020, the Finance Agency released guidance on risk management of acquired member assets. The guidance communicates the Finance Agency’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the FHLBank serves as a liquidity source for members, and it should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance sets forth that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations. The Bank continues to evaluate the potential impact of this advisory bulletin on its financial condition and results of operations.

Finance Agency Proposed Amendments to Stress Test Rule. On December 16, 2019, the Finance Agency published a proposed rule amending its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA), to (i) raise the minimum threshold to conduct periodic stress tests for entities regulated by the Finance Agency from those with consolidated assets of more than $10 billion to those with consolidated assets of more than $250 billion; (ii) remove the requirements for FHLBanks to conduct stress tests; and (iii) remove the adverse scenario from the list of required scenarios. The proposed rule maintains the Finance Agency’s discretion to require that an FHLBank with total consolidated assets below the $250 billion threshold conduct stress testing. The proposed amendments align the Finance Agency’s stress testing rules with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act stress testing requirements, as amended by the EGRRCPA. The results of the Bank’s most recent annual severely adverse economic conditions stress test were published to the Bank’s public website on November 15, 2019. If the rule is adopted as proposed, it will eliminate these stress testing requirements for FHLBanks, unless the Finance Agency exercises its discretion to require stress testing in the future. The Bank does not expect this rule, if adopted as proposed, to have a material effect on the Bank’s financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On December 12, 2019, the FDIC issued a proposed rule to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception. The Bank does not expect this rule, if adopted as proposed, to materially affect the Bank’s financial condition or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter (the Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks must, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

As a result of the Supervisory Letter, the Bank expects to suspend transactions in certain advances with terms directly linked to LIBOR that mature after December 31, 2021. In addition, the Bank has ceased entering into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. The Bank has already ceased purchasing investments that reference LIBOR and mature after December 31, 2021. The Bank does not expect the Supervisory Letter to have a material impact on the Bank’s financial condition or results of operations.

Finance Agency Advisory Bulletin 2019-03 - Capital Stock Management. On August 14, 2019, the Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. In February 2020, the Finance Agency began to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices. The Bank does not expect the Advisory Bulletin to have a material impact on the Bank’s capital management practices, financial condition, and/or results of operations.

Final Rule on FHLBank Capital Requirements. On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, that adopted, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (the Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the Bank calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that the Bank establish and use its own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the Finance Agency in 2018. The Bank does not expect this rule to materially affect the Bank’s financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits,” which implements Section 202 of the EGRRCPA. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances. The Bank does not expect the rule to materially affect the Bank’s financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

In 2019 and 2020, certain developments applicable to swaps occurred:

Uncertainty Regarding Brexit. In June 2016, the United Kingdom (the UK) voted in favor of leaving the European Union (the EU), and in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council for the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU under the European Union Withdrawal Agreement Act 2020, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period. From time to time the Bank may have exposure to UK-based and EU-based counterparties and a UK-based derivatives clearing organization for our cleared derivatives. At this time, it is not possible to predict the date on which the transition period will end or whether any agreement reached between the UK and the EU will have a material adverse effect on the financial instruments the Bank has with these counterparties or on its derivatives cleared in the UK.

Commodity Futures Trading Commission (CFTC) No-action Relief for LIBOR Amendments. On December 17, 2019, three divisions of the CFTC issued no-action letters to provide relief with respect to the transition away from LIBOR and other interbank offered rates (IBORs). Among other forms of relief, the letters, subject to certain limitations:

(i) permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (covered swap entities) to amend an uncleared swap entered into before the compliance date of the

CFTC’s uncleared swap margin requirements (such swap, a legacy swap, and such requirements, the CFTC margin rules) to include LIBOR or other IBOR fallbacks without the legacy swap becoming subject to the CFTC margin rules; and

(ii) provide time-limited relief, until December 31, 2021, for (a) swaps that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date and (b) swaps that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.

The Bank believes this relief may assist in the market’s and the Bank’s transition away from LIBOR.

Margin and Capital Requirements for Covered Swap Entities. On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, the Farm Credit Administration and the Finance Agency (collectively, the Agencies) jointly published a proposed rule that would amend the Agencies’ regulations that established minimum margin and capital requirements for uncleared swaps (the prudential margin rules) for covered swap entities under the jurisdiction of one of the Agencies. In addition to other changes, the proposed amendments would permit those uncleared swaps entered into by a covered swap entity before the compliance date of the prudential margin rules to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to (i) extend the phase-in compliance date of the covered swap entities for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount (AANA) of non-cleared swaps from $8 billion to $50 billion, (ii) clarify that a covered swap entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin, and (iii) permit legacy swaps to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises.

On October 24, 2019, the CFTC proposed an amendment to its CFTC margin rules, which among other changes, would similarly extend the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an AANA of non-cleared swaps from $8 billion to $50 billion. The Bank does not expect any of the foregoing proposed amendments, if adopted as proposed, to have a material effect on the Bank’s financial condition or results of operations.

CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the Advisory) on the CFTC margin rules to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until entities that are in scope for exchanging initial margin under the uncleared margin rules have an aggregate unmargined exposure to a counterparty (and its margin affiliates) that exceeds an initial margin threshold of $50 million.  The Advisory instructs CFTC covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached.  The Bank is not yet in scope for exchanging initial margin, but will closely monitor the initial margin thresholds on a counterparty-by-counterparty basis when required. The Bank does not currently expect its documentation requirements to change based on the clarification to the CFTC margin rules provided by the CFTC Advisory.

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

Board Committees
Finance
- Balance sheet management
- Oversight of market events and risk activities over interest rate, pricing, liquidity, hedging and funding risks and counterparty credit risk
Operational Risk
- Oversight of operating risks including compliance, fraud and Bank-wide risk assessment
- Oversight of risks related to information technology, continuity, model, and cyber-risk
Audit
- Oversees adequacy of the Bank's allowance for credit losses
Human Resources and Diversity & Inclusion
- Oversight on compensation/ benefits and other HR matters affecting Bank employees
- Diversity/inclusion of women, minorities, and individuals with disabilities
Affordable Housing, Products & Services
- Member credit risk and collateral management
- Mortgage credit (MPF)
Governance & Public Policy
- Develop and maintain best practices in governing the Bank
- Keep abreast of public policy issues impacting Bank's mission and purpose
Enterprise Risk Management
- Comprised of the full Board
- Focuses on the Bank's comprehensive risk appetite and position
- Risk issues that are significant for several committees
- Updates on regulatory issues

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

The MV/CS ratio was 145.1% at December 31, 2019 and 134.0% at December 31, 2018. The increase was primarily due to the decrease in capital stock as a result of lower advances, as well as growth in retained earnings and funding spread changes.

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

Results of the Finance Agency Stress Tests Severely Adverse Scenario. The Finance Agency requires the FHLBanks to conduct annual stress testing to determine whether the FHLBanks have the capital necessary to absorb losses under adverse economic conditions. The FHLBanks must also consider the results when making changes to capital structure; when assessing exposures, concentrations, and risk positions; and in improving overall risk management. The Finance Agency provides the inputs and key assumptions, and the results should not be viewed as a forecast of expected likely outcomes of future results. Results were projected over a nine-quarter period from the first quarter of 2019 to the first quarter of 2021, starting with December 31, 2018 balances.

In addition, the FHLBanks are required to disclose the results of the severely adverse stress test scenario. The Bank disclosed on its website the results of the severely adverse stress test scenario on November 15, 2019. The Bank's severely adverse stress test scenario results demonstrated capital adequacy as projected regulatory capital and leverage capital ratios exceeded regulatory requirements. The Bank regularly uses stress tests including those required by the Dodd-Frank Act in capital planning to measure the exposure to material risks and to evaluate the adequacy of capital resources available to absorb potential losses arising from those risks. The Finance Agency has proposed amendments to the stress test rule. Refer to Legislative and Regulatory Developments in this Item 7. for more information.

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

The Bank regularly validates the models used to measure market risk. Such model validations are performed by the Bank’s model risk management department, which is separate from the model owner. These model validations may include third-party specialists when appropriate. The model validations are supplemented by performance monitoring by the model owner which is reported to the Bank’s model risk management department. In addition, the Bank benchmarks model-derived fair values to those provided by third-party services or alternative internal valuation models. The benchmarking analysis is performed by a group that is separate from the model owner. Results of the model validations and benchmarking analysis, as well as any changes to the valuation methodologies and inputs, are reported to the Bank’s ALCO (or subcommittee of) which is responsible for overseeing market risk.

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

The following table presents the Bank's duration of equity exposure at December 31, 2019 and December 31, 2018. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2019	0.1	0.1	1.3	2.3
December 31, 2018	(0.3)	0.1	0.3	0.5

Duration of equity changes in 2019 were primarily the result of lower interest rates and balance sheet management actions (e.g. funding and hedging decisions). The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2019	(22)	22	53	(9)	(18)
December 31, 2018	(1)	(16)	(15)	23	23

Changes in ROE spread volatility in 2019 primarily reflect the impact of lower interest rates and balance sheet management actions (e.g. funding and hedging decisions). For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2019 and December 31, 2018.

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

Derivatives and Hedging Activities. Members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate derivatives. The Bank’s general practice is to simultaneously execute interest rate swaps or other derivative transactions when extending term and option-embedded advances and/or issuing liabilities to convert the instruments’ cash flows to a floating-rate that is indexed to LIBOR, OIS or SOFR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members’ capital investment.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2019 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$16.5
		Economic	0.6
Subtotal - advances			$17.1

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$1.3
		Economic	3.6
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.3
Subtotal - investments			$6.2

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.2

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$14.4
		Economic	0.8
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	2.2
		Economic	0.5
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	0.1
		Economic	0.1
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Economic	0.4
Subtotal - consolidated obligation bonds			$18.5

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$4.4

Total notional amount			$46.4
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At December 31, 2019, aggregate TCE was $84.7 billion, comprised of approximately $65.4 billion in advance principal outstanding, $18.8 billion in letters of credit (including forward commitments), $0.4 billion in advance commitments, accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At December 31, 2019 and 2018, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at December 31, 2019.

	December 31, 2019
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$16,371.0	19.3%
Ally Bank, UT (2)	16,319.7	19.3
TD Bank, National Association, DE	10,604.9	12.5
JP Morgan Chase Bank, N.A., OH (3)	8,009.4	9.5
Santander Bank, National Association, DE (4)	7,916.8	9.4
	59,221.8	70.0
Other financial institutions	25,462.3	30.0
Total TCE outstanding	$84,684.1	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) In the second quarter of 2019, the Bank’s member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A. a non-member of the Bank.
(4) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2019.

	December 31, 2019
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$16,340.0	25.0%
Ally Bank, UT (2)	16,275.0	24.9
JP Morgan Chase Bank, N.A., OH (3)	8,000.0	12.2
Santander Bank, National Association, DE (4)	7,035.0	10.7
First National Bank of Pennsylvania, PA	3,190.0	4.9
	50,840.0	77.7
Other borrowers	14,599.1	22.3
Total advances	$65,439.1	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) In the second quarter of 2019, the Bank’s member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A. a non-member of the Bank.
(4) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average 2019 balances for the five largest borrowers totaled $56.6 billion, or 78.5% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $17.4 billion at December 31, 2019 and $20.2 billion at December 31, 2018, primarily related to public unit deposits. Available master standby letters of credit of $1.4 billion and $1.0 billion at December 31, 2019 and December 31, 2018, are also not included in these totals. At December 31, 2019, the Bank had a concentration of letters of credit with one member (TD Bank) totaling $9.8 billion or 56.3% of the total amount. At December 31, 2018, $12.1 billion or 59.8% of the letters of credit were concentrated with two members, TD Bank and PNC Bank.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE in accordance with the most recent version of the Member Products Policy which was updated in October 2019. The Bank periodically reviews the collateral pledged by members or affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

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

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-80% depending on pledging and delivery status. At December 31, 2019, less than 12.5% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2019, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $4.1 billion, or 4.9% of total par value of loans outstanding. Eligible expanded collateral represented 7.5% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

Collateral Type	Standard Weighting (1)	Range of Effective Lending Values Applied to Collateral (2)	Combined Average Lending Value

Blanket Lien (4) (5)
Single-family mortgage loans (3)	80%	60-85%	80%
Multi-family mortgage loans	75%	65-85%	80%
Home equity loans/lines of credit	60%	60-85%	67%
CFI collateral	60%	50-70%	64%
Commercial real estate loans	70%	55-80%	75%
Other loan collateral (farmland)	70%	N/A	N/A

Delivered (5)
FHLBank deposits	100%	100%	100%
U.S. government /U.S. Treasury/U.S. Agency securities and notes, REFCORP bonds	97%	90-97%	96%
U.S. Treasury Strips (interest-only and principal-only)	90%	90%	90%
State and local government securities (municipal) (rated A/AA/AAA)	88/90/92%	88-92%	85%
U.S. Agency MBS and CMOs	95%	90-95%	94%
Private label MBS and CMOs (rated A/AA/AAA)	70/75/85%	65-85%	80%
Commercial MBS (rated A/AA/AAA)	70/75/85%	70-85%	81%
Single-family mortgage loans (3)	70%	50-70%	65%
Multi-family mortgage loans	65%	65%	65%
Home equity loans/lines of credit	50%	50%	50%
CFI collateral	50%	50-60%	60%
Commercial real estate loans	60%	60%	60%
Other loan collateral (farmland)	60%	N/A	N/A
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

For members/borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2019 and December 31, 2018.

	December 31, 2019
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$90,403.5	43.8%	$5,658.5	81.2%	$9,267.4	87.8%	$105,329.4	47.1%
High quality investment securities	4,452.4	2.2	1,306.4	18.8	1,265.6	12.0	7,024.4	3.1
ORERC/ CFI eligible collateral	91,434.3	44.3	—	—	20.2	0.2	91,454.5	40.9
Multi-family residential mortgage loans	19,956.5	9.7	—	—	0.1	—	19,956.6	8.9
Total eligible collateral value	$206,246.7	100.0%	$6,964.9	100.0%	$10,553.3	100.0%	$223,764.9	100.0%
Total TCE	$74,267.6	87.7%	$1,494.0	1.8%	$8,922.5	10.5%	$84,684.1	100.0%
Number of members	179	88.2%	10	4.9%	14	6.9%	203	100.0%

	December 31, 2018
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$84,382.9	40.7%	$20,917.0	92.4%	$14.3	1.1%	$105,314.2	45.5%
High quality investment securities	11,484.7	5.5	1,719.3	7.6	1,252.5	97.1	14,456.5	6.2
ORERC/ CFI eligible collateral	92,568.1	44.6	—	—	23.5	1.8	92,591.6	40.0
Multi-family residential mortgage loans	19,173.1	9.2	—	—	0.1	—	19,173.2	8.3
Total eligible collateral value	$207,608.8	100.0%	$22,636.3	100.0%	$1,290.4	100.0%	$231,535.5	100.0%
Total TCE	$86,398.3	82.8%	$16,986.0	16.2%	$1,012.7	1.0%	$104,397.0	100.0%
Number of members	193	88.5%	12	5.5%	13	6.0%	218	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2019 and December 31, 2018 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2019(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,471.7	$—	$—	$—	$1,471.7
Securities purchased under agreements to resell	600.0	—	1,000.0	600.0	—	—	2,200.0
Federal funds sold	—	800.0	2,820.0	150.0	—	—	3,770.0
Total money market investments	600.0	800.0	5,291.7	750.0	—	—	7,441.7
Investment securities:
U.S. Treasury obligations	—	3,390.7	—	—	—	—	3,390.7
GSE and TVA obligations	—	1,791.6	—	—	—	—	1,791.6
State or local agency obligations	25.6	316.6	—	—	—	—	342.2
Total non-MBS	25.6	5,498.9	—	—	—	—	5,524.5
U.S. obligations single-family MBS	—	1,057.8	—	—	—	—	1,057.8
GSE single-family MBS	—	5,212.4	—	—	—	—	5,212.4
GSE multifamily MBS	—	4,880.4	—	—	—	—	4,880.4
Private label MBS	—	20.1	27.8	36.3	152.1	213.7	450.0
Total MBS	—	11,170.7	27.8	36.3	152.1	213.7	11,600.6
Total investments	$625.6	$17,469.6	$5,319.5	$786.3	$152.1	$213.7	$24,566.8

	December 31, 2018 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$2,117.8	$—	$—	$—	$2,117.8
Securities purchased under agreements to resell	—	—	—	—	1,000.0	—	1,000.0
Federal funds sold	—	1,000.0	3,590.0	150.0	—	—	4,740.0
Total money market investments	—	1,000.0	5,707.8	150.0	1,000.0	—	7,857.8
Investment securities:
U.S. Treasury obligations	—	997.1	—	—	—	—	997.1
Certificates of deposit	—	200.0	500.0	—	—	—	700.0
GSE and TVA obligations	—	2,069.3	—	—	—	—	2,069.3
State or local agency obligations	25.4	323.2	—	—	—	—	348.6
Total non-MBS	25.4	3,589.6	500.0	—	—	—	4,115.0
U.S. obligations single-family MBS	—	543.7	—	—	—	—	543.7
GSE single-family MBS	—	3,481.4	—	—	—	—	3,481.4
GSE multifamily MBS	—	3,458.5	—	—	—	—	3,458.5
Private label MBS	—	40.9	53.0	47.5	197.4	276.0	614.8
Total MBS	—	7,524.5	53.0	47.5	197.4	276.0	8,098.4
Total investments	$25.4	$12,114.1	$6,260.8	$197.5	$1,197.4	$276.0	$20,071.2
Notes:
(1) Balances exclude total accrued interest of $46.7 million and $35.6 million at December 31, 2019 and December 31, 2018, respectively.

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

As of December 31, 2019, the Bank had unsecured exposure to 12 counterparties totaling $5.2 billion with three counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2019 and December 31, 2018. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2019	December 31, 2018
Interest-bearing deposits	$1,471.7	$2,117.8
Certificates of deposit	—	700.0
Federal funds sold	3,770.0	4,740.0
Total	$5,241.7	$7,557.8
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of December 31, 2019, 69.1% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2019, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2019 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$1,471.7	$150.0	$1,621.7
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	—	1,270.0	—	1,270.0
Finland	300.0	—	—	300.0
Netherlands	—	750.0	—	750.0
Norway	—	100.0	—	100.0
Switzerland	—	700.0	—	700.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,820.0	—	3,620.0
Total unsecured investment credit exposure	$800.0	$4,291.7	$150.0	$5,241.7

(in millions)
December 31, 2018 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$3,942.8	$150.0	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	100.0	—	100.0
Canada	100.0	1,200.0	—	1,300.0
Finland	100.0	—	—	100.0
France	—	100.0	—	100.0
Germany	—	100.0	—	100.0
Netherlands	—	665.0	—	665.0
Norway	—	100.0	—	100.0
Total U.S. branches and agency offices of foreign commercial banks	1,200.0	2,265.0	—	3,465.0
Total unsecured investment credit exposure	$1,200.0	$6,207.8	$150.0	$7,557.8
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2019 or December 31, 2018.

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

(in millions)
December 31, 2019
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,621.7	$—	$—	$1,621.7
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	1,270.0	—	—	1,270.0
Finland	300.0	—	—	300.0
Netherlands	750.0	—	—	750.0
Norway	100.0	—	—	100.0
Switzerland	700.0	—	—	700.0
Total U.S. branches and agency offices of foreign commercial banks	3,620.0	—	—	3,620.0
Total unsecured investment credit exposure	$5,241.7	$—	$—	$5,241.7

(in millions)
December 31, 2018
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$4,092.8	$—	$—	$4,092.8
U.S. branches and agency offices of foreign commercial banks:
Australia	1,000.0	—	—	1,000.0
Austria	—	—	100.0	100.0
Canada	1,100.0	—	200.0	1,300.0
Finland	—	—	100.0	100.0
France	—	—	100.0	100.0
Germany	—	100.0	—	100.0
Netherlands	665.0	—	—	665.0
Norway	—	—	100.0	100.0
Total U.S. branches and agency offices of foreign commercial banks	2,765.0	100.0	600.0	3,465.0
Total unsecured investment credit exposure	$6,857.8	$100.0	$600.0	$7,557.8

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $3.4 billion at December 31, 2019 and $1.0 billion at December 31, 2018.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $12.9 billion at December 31, 2019 and $9.6 billion at December 31, 2018.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $342.2 million at December 31, 2019 and $348.6 million at December 31, 2018.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. Current ratings are in the table below. In late 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at December 31, 2019 was $450.0 million which was a decrease of $164.8 million from December 31, 2018. This decline was primarily due to repayments.

Unrealized gains of OTTI securities in AOCI at December 31, 2019 was $51.7 million compared to $65.1 million at December 31, 2018. The weighted average prices on OTTI securities was 86.5 at December 31, 2019 and 87.5 at December 31, 2018. These fair values are determined using unobservable inputs (i.e., Level 3) derived from multiple third-party pricing services. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2019, the Bank classified private label MBS as Level 3. The Bank uses the unadjusted prices received from the third-party pricing services in its process relating to fair value calculations and methodologies as described further in the Critical Accounting Policies and Estimates section in this Item 7.

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by par and by collateral type as of December 31, 2019.

	Private Label MBS
(dollars in millions)	Prime	Alt-A	Subprime	Total
Par by lowest external long-term rating:
AA	$15.2	$4.9	$—	$20.1
A	20.8	7.0	—	27.8
BBB	14.6	19.0	3.2	36.8
Below investment grade:
BB	32.1	1.1	—	33.2
B	2.4	—	—	2.4
CCC	3.7	57.8	—	61.5
CC	—	33.4	—	33.4
D	31.0	9.4	—	40.4
Unrated	110.7	135.0	—	245.7
Total	$230.5	$267.6	$3.2	$501.3
Amortized cost	$189.0	$206.3	$3.2	$398.5
Gross unrealized losses (1)	(0.4)	(0.2)	(0.2)	(0.8)
Fair value	214.2	233.1	3.0	450.3
Net OTTI losses	(0.1)	(0.5)	—	(0.6)
Weighted average fair value/par	92.9%	87.1%	93.8%	89.8%
Original weighted average credit support	7.2	10.4	12.5	8.6
Weighted-average credit support - current	7.4	3.6	40.8	5.6
Weighted avg. collateral delinquency(3)	10.1	13.1	10.8	11.6
Notes:
(1) Represents total gross unrealized losses including non-credit-related OTTI recognized in AOCI. The unpaid principal balance and amortized cost of private label MBS in a gross unrealized loss position were both $49.6 million at December 31, 2019.
(2) For the year ended December 31, 2019.
(3) Delinquency information is presented at the cross-collateralization level.

OTTI. The Bank recognized $0.6 million and $1.0 million of credit-related OTTI charges in earnings during 2019 and 2018, respectively. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s quarterly OTTI analysis is based on current and forecasted economic trends. Significant assumptions used on the Bank’s private label MBS as part of its fourth quarter 2019 analysis are presented below.

	Significant Inputs for Private Label MBS
	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Category at origination	Weighted Avg %	Weighted Avg %	Weighted Avg %	Weighted Avg %
Prime	13.6	8.4	24.5	6.9
Alt-A	15.4	14.4	39.7	3.5
Subprime	3.9	19.0	54.3	40.8
Total Private Label MBS	14.5	11.7	33.0	5.3

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date OTTI as follows:

(dollars in millions)	December 31, 2019	December 31, 2018
Number of private label MBS with an OTTI charge:
Life-to-date	60	60
Still outstanding	35	38
Total OTTI credit loss recorded life-to-date	$458.6	$458.0
Principal write-downs on private label MBS	(157.9)	(150.9)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(18.7)	(7.1)
Remaining amount of previously recognized OTTI credit losses	$165.5	$183.5

The table above excludes recoveries of OTTI through interest income, which occur if there is a significant increase in estimated cash flows whereby the Bank increases the yield on the Bank’s investment and recognizes recovery as interest income over the life of the investment. OTTI recovered through interest income on these securities was $19.6 million and $20.6 million for 2019 and 2018, respectively, and $179.0 million life-to-date. The same private label MBS can have multiple increases in cash flows that are deemed to be significant.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. The Bank believes that a credit loss constitutes evidence of deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if it makes economic sense. There were no transfers during 2019 or 2018.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, the Bank performed a cash flow analysis under one additional scenario, which was agreed to by the OTTI Governance Committee, that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario decreases the short-term housing-price forecast by five percentage points, and slows housing price recovery rates by 33%. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The securities included in this stress scenario were only those that were in an unrealized loss position at December 31, 2019. Additionally, the maximum credit loss under the adverse case was limited to the amount of the security's unrealized loss. The adverse case housing price forecast is not management’s current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The results of the analysis were immaterial.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any conventional mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio.

The Bank had net mortgage loans held for portfolio of $5.1 billion and $4.5 billion at December 31, 2019 and December 31, 2018, respectively, after an allowance for credit losses of $7.8 million and $7.3 million, respectively. The tables and graphs below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range graphs is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2019 and December 31, 2018. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2019 and December 31, 2018 .

(dollars in millions)	December 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF Original	$1,967.0	39.1	$1,971.1	45.0
MPF Plus	293.8	5.8	359.0	8.2
MPF 35	2,595.7	51.6	1,864.3	42.5
Total conventional loans	$4,856.5	96.5	$4,194.4	95.7
Government-insured loans:
MPF Government	173.8	3.5	187.8	4.3
Total par value	$5,030.3	100.0	$4,382.2	100.0

(dollars in millions)	2019	2018
Mortgage loans interest income	$170.1	$151.0
Average mortgage loans portfolio balance	$4,716.2	$4,193.0
Average yield	3.61%	3.60%
Weighted average coupon (WAC)	4.37%	4.33%
Weighted average estimated life (WAL)	6.2 years	7.5 years

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2019 and 2018, the total funded amount of conventional and government repurchased mortgage loans was $4.8 million, or 0.4%, and $7.2 million, or 0.7%, respectively, of total funded loans.

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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2019 and 2018, CE fees were $5.3 million and $4.6 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF Original	MPF Plus	MPF 35	Total
December 31, 2019	$6.1	$15.6	$10.8	$32.5
December 31, 2018	5.5	16.5	7.1	29.1

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2019, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2019, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2019 was $5.3 million and $2.0 million, respectively. The corresponding amounts at December 31, 2018 were $5.1 million and $2.1 million.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. At December 31, 2019 and December 31, 2018, the allowance for credit losses on BOB loans was $3.1 million and $2.6 million, respectively.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2019.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2019.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2019 and December 31, 2018.

(in millions)	December 31, 2019
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,475.6	$3.9	$(3.7)	$0.2
Cleared derivatives(2)	41,954.8	5.8	133.3	139.1
Liability positions with credit exposure:
Uncleared derivatives
A	242.6	(2.0)	2.6	0.6
BBB	663.7	(1.8)	2.2	0.4
Total derivative positions with credit exposure to non-member counterparties	44,336.7	5.9	134.4	140.3
Member institutions (3)	73.6	—	—	—
Total	$44,410.3	$5.9	$134.4	$140.3
Derivative positions without credit exposure	1,979.3
Total notional	$46,389.6

(in millions)	December 31, 2018
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$105.0	$1.0	$(0.5)	$0.5
A	539.0	2.1	(1.0)	1.1
BBB	907.3	3.4	(3.1)	0.3
Liability positions with credit exposure:
Uncleared derivatives
A	2,414.7	(28.2)	30.7	2.5
BBB	1,610.3	(14.3)	14.6	0.3
Cleared derivatives (2)	38,038.5	—	105.6	105.6
Total derivative positions with credit exposure to non-member counterparties	43,614.8	(36.0)	146.3	110.3
Member institutions (3)	17.4	—	—	—
Total	$43,632.2	$(36.0)	$146.3	$110.3
Derivative positions without credit exposure	2,142.5
Total notional	$45,774.7
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2019. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total uncleared notional amount outstanding as of December 31, 2019 and December 31, 2018. The Bank’s total net credit exposure to uncleared derivative counterparties was $1.2 million and $4.7 million as of December 31, 2019 and December 31, 2018, respectively.

Notional Greater Than 10%	December 31, 2019			December 31, 2018
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Bank of America, NA	A	$1,475.6	33.3	(1)	(1)	(1)
Morgan Stanley Capital	BBB	663.7	15.0	BBB	$1,610.3	20.8
Wells Fargo, NA	(1)	(1)	(1)	A	899.0	11.6
All others	n/a	2,295.5	51.7	n/a	5,226.9	67.6
Total		$4,434.8	100.0		$7,736.2	100.0
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Investor demand for FHLBank debt remains strong. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2019. These ratings measure the likelihood of timely payment of principal and interest.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2019 and December 31, 2018, excess contingency liquidity was approximately $31.3 billion and $18.3 billion, respectively.

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

Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations. During 2019, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the FHLBank’s short-term debt as an asset of choice. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

Interest Rate Risk. The Bank may use a portion of the short-term consolidated obligations issued to fund both short- and long-term variable rate-indexed assets. However, funding longer-term variable rate-indexed assets with shorter-term liabilities generally does not expose the Bank to interest rate risk because the rates on the variable rate-indexed assets reset similar to the liabilities. The Bank measures and monitors interest rate-risk with commonly used methods and metrics, which include the calculations of market value of equity, duration of equity, and duration gap.

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. In addition, the Finance Agency issued an Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB), effective March 31, 2019, that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and letters of credit for members.

The Bank's liquidity resources are designed to support these strategies and requirements. As a result of the new liquidity requirements, the Bank increased its liquidity portfolio at December 31, 2019 by $1.7 billion compared to December 31, 2018. In accordance with the Liquidity Guidance AB effective March 31, 2019, one scenario assumes that the Bank cannot access the capital markets for a period of 10 days and during that time members would renew any maturing, prepaid or called advances. Effective December 31, 2019, the period that the Bank cannot access the capital markets increases from 10 days to 20 days. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at December 31, 2019.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. As of December 31, 2019 and December 31, 2018, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $5.6 billion and $6.2 billion, respectively. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 13 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 8.8% and 9.8% of total FHLBank System consolidated obligations at December 31, 2019 and December 31, 2018, respectively.

	December 31, 2019			December 31, 2018
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$88,483.3	$52,298.0	$140,781.3	$79,266.3	$66,270.1	$145,536.4
Boston	23,804.8	27,733.2	51,538.0	25,901.3	33,147.1	59,048.4
Chicago	50,398.4	41,770.0	92,168.4	42,486.0	43,279.8	85,765.8
Cincinnati	38,380.6	49,177.0	87,557.6	45,647.2	47,071.1	92,718.3
Dallas	35,684.3	34,405.7	70,090.0	32,113.9	35,882.0	67,995.9
Des Moines	91,373.3	29,592.4	120,965.7	94,024.1	43,052.1	137,076.2
Indianapolis	44,662.9	17,713.2	62,376.1	40,374.9	20,952.7	61,327.6
New York	78,108.8	74,094.6	152,203.4	83,758.0	50,805.5	134,563.5
Pittsburgh	66,704.2	23,211.5	89,915.7	64,368.4	36,985.0	101,353.4
San Francisco	71,370.2	27,447.6	98,817.8	72,336.1	29,272.9	101,609.0
Topeka	31,970.7	27,510.0	59,480.7	23,973.9	20,649.1	44,623.0
Total FHLBank System	$620,941.5	$404,953.2	$1,025,894.7	$604,250.1	$427,367.4	$1,031,617.5

Operational and Business Risks

Operational Risk. Operational Risk is defined as the potential for loss resulting from inadequate or failed internal processes, people, and systems, or from external events and encompasses risks related to housing mission-related activities, including activities associated with affordable housing programs or goals. The Bank considers various sources of risk of unexpected loss, including human error, fraud, unenforceability of legal contracts, deficiencies in internal controls and/or information systems, or damage from fire, theft, natural disaster or acts of terrorism. Generally, the category of operational risk includes loss exposures of a physical or procedural nature. Specifically, operational risk includes compliance, fraud, information/transaction, legal, cyber, vendor, people, succession and model risk.The Bank has established policies and procedures to manage each of the specific operational risks.

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

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operational risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these suppliers could impact the Bank’s ability to conduct business or expose the Bank to financial loss, loss of intellectual property, or confidential information. The Bank has vendor management processes in place to manage third-party relationships. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate these risks, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from its headquarters. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide its members short-term loans and debt servicing of the Bank in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes licensed or purchased, custom-developed software and SaaS. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its Business Continuity Plan. Nonetheless, the Bank cannot guarantee the effectiveness of its Business Continuity Plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

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

The Bank continues to evaluate its risks and monitor the changes in the market as it relates to the cessation of LIBOR and the transition to an alternative rate (e.g., SOFR).  The Bank has developed a LIBOR transition plan which addresses considerations such as: exposure, fallback language, systems preparation, and balance sheet management. In addition, beginning in 2020, the Bank has changed the index upon which it bases risk measures and executive compensation from LIBOR to average Federal funds rate.

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank assumes LIBOR will continue to exist as the market benchmark rate until the end of 2021. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by year of contractual maturity as of December 31, 2019.

(in millions)	2020	2021	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$17,933.0	$7,600.0	$153.1	$25,686.1
Investments:
Non-MBS	—	—	94.3	94.3
MBS	84.7	3.9	8,079.1	8,167.7
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	3,932.2	6,480.5	5,929.7	16,342.4
Uncleared	14.5	—	272.1	286.6
Total Principal/Notional Amounts	$21,964.4	$14,084.4	$14,528.3	$50,577.1

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$28,585.0	$1,445.0	$640.0	$30,670.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	16,528.9	1,219.3	610.5	18,358.7
Uncleared	1,307.6	702.0	735.0	2,744.6
Total Principal/Notional Amounts	$46,421.5	$3,366.3	$1,985.5	$51,773.3

To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. As to advance contracts with its members, the Bank has added or adjusted fallback language. Similarly, fallback language has been added to consolidated obligation agreements. As to derivatives and investments held by the Bank that are tied to LIBOR, the Bank is monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

The Bank continues to execute certain variable rate instruments that are indexed to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing OIS and SOFR indexed derivatives as alternative interest rate hedging strategies. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of December 31, 2019.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$25,686.1	$50.0	$—	$1,371.5	$27,107.6
Investments:
Non-MBS	94.3	—	—	—	94.3
MBS	8,167.7	—	—	127.6	8,295.3
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	16,629.0	3,251.3	2,357.3	—	22,237.6
Total Principal/Notional Amounts	$50,577.1	$3,301.3	$2,357.3	$1,499.1	$57,734.8

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated obligations	$30,670.0	$6,742.0	$—	$—	$37,412.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	21,103.3	1,475.0	170.1	—	22,748.4
Total Principal/Notional Amounts	$51,773.3	$8,217.0	$170.1	$—	$60,160.4

In September 2019, the Finance Agency issued a supervisory letter to the FHLBanks providing LIBOR transition guidance. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. By December 31, 2019, the FHLBanks stopped purchasing investments that reference LIBOR and mature after December 31, 2021. In addition, the Bank has ceased entering into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. See Legislative and Regulatory Developments in Item 7. of this Form 10-K for more information.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in this Form 10-K.

Item 8:  Financial Statements and Supplementary Financial Data

Supplementary financial data for each full quarter within the two years ended December 31, 2019 and December 31, 2018 are in the table entitled Selected Quarterly Financial Data in Item 7. Other Financial Information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including the Chief Executive Officer, Chief Operating Officer, and the Chief Accounting Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2019, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Pittsburgh:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, cash flows, and changes in capital for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
March 10, 2020

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year Ended December 31,
(in thousands)	2019	2018	2017
Interest income:
Advances	$1,871,151	$1,648,474	$987,272
Interest-bearing deposits	38,602	16,737	2,408
Securities purchased under agreements to resell	33,411	13,458	1,834
Federal funds sold	152,502	114,635	74,881
Trading securities	62,258	13,839	11,266
Available-for-sale (AFS) securities	275,427	224,978	188,462
Held-to-maturity (HTM) securities	83,523	78,267	54,969
Mortgage loans held for portfolio	170,136	151,002	132,622
Total interest income	2,687,010	2,261,390	1,453,714
Interest expense:
Consolidated obligations - discount notes	601,223	494,173	287,021
Consolidated obligations - bonds	1,603,336	1,288,245	725,948
Deposits	11,261	7,878	4,914
Mandatorily redeemable capital stock and other borrowings	17,348	1,005	363
Total interest expense	2,233,168	1,791,301	1,018,246
Net interest income	453,842	470,089	435,468
Provision for credit losses	1,263	3,121	178
Net interest income after provision for credit losses	452,579	466,968	435,290
Other noninterest income (loss):
Net OTTI losses (Note 7)	(570)	(957)	(959)
Net gains (losses) on investment securities (Notes 4 and 5)	18,705	(9,743)	2,672
Net gains (losses) on derivatives and hedging activities (Note 11)	(39,795)	(4,537)	4,586
Standby letters of credit fees	21,827	23,675	24,289
Other, net	2,859	2,541	1,635
Total other noninterest income (loss)	3,026	10,979	32,223
Other expense:
Compensation and benefits	50,659	46,273	49,649
Other operating	38,441	34,941	30,199
Finance Agency	6,671	5,954	5,538
Office of Finance	5,769	4,945	4,727
Total other expense	101,540	92,113	90,113
Income before assessments	354,065	385,834	377,400
Affordable Housing Program (AHP) assessment (Note 14)	37,140	38,683	37,768
Net income	$316,925	$347,151	$339,632

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2019	2018	2017
Net income	$316,925	$347,151	$339,632
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	35,268	(31,323)	54,045
Net non-credit portion of OTTI gains (losses) on AFS securities	(13,429)	(7,820)	5,529
Reclassification of net (gains) included in net income relating to hedging activities	(27)	(24)	(23)
Pension and post-retirement benefits	(3,132)	1,349	(883)
Total other comprehensive income (loss)	18,680	(37,818)	58,668
Total comprehensive income	$335,605	$309,333	$398,300

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands)	2019	2018
ASSETS
Cash and due from banks (Note 3)	$21,490	$71,320
Interest-bearing deposits	1,476,890	2,123,240
Federal funds sold	3,770,000	4,740,000
Securities purchased under agreements to resell	2,200,000	1,000,000
Investment securities:
Trading securities (Note 4)	3,631,650	1,281,053
AFS securities, at fair value (Note 5)	11,097,769	7,846,257
HTM securities; fair value of $2,440,288 and $3,101,133, respectively (Note 6)	2,395,691	3,086,032
Total investment securities	17,125,110	12,213,342
Advances (Note 8)	65,610,075	82,475,547
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $7,832 and $7,309, respectively (Note 10)	5,114,625	4,461,612
Banking on Business (BOB) loans, net of allowance for credit losses of $3,065 and $2,560, respectively (Note 10)	19,706	17,371
Accrued interest receivable	193,352	234,161
Derivative assets (Note 11)	140,251	110,269
Other assets	52,630	39,657
Total assets	$95,724,129	$107,486,519

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 12)	$573,382	$387,085
Consolidated obligations (Note 13)
Discount notes	23,141,362	36,896,603
Bonds	66,807,807	64,298,628
Total consolidated obligations	89,949,169	101,195,231
Mandatorily redeemable capital stock (Note 15)	343,575	24,099
Accrued interest payable	205,118	226,537
AHP payable (Note 14)	112,289	99,578
Derivative liabilities (Note 11)	3,024	25,511
Other liabilities	64,736	152,184
Total liabilities	91,251,293	102,110,225
Commitments and contingencies (Note 19)
Capital (Note 15)
Capital stock - putable ($100 par value) issued and outstanding 30,550 and 40,272 shares	3,054,996	4,027,244
Retained earnings:
Unrestricted	910,726	924,001
Restricted	415,288	351,903
Total retained earnings	1,326,014	1,275,904
Accumulated Other Comprehensive Income (AOCI)	91,826	73,146
Total capital	4,472,836	5,376,294
Total liabilities and capital	$95,724,129	$107,486,519

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$316,925	$347,151	$339,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(75,948)	4,023	26,927
Net change in derivative and hedging activities	(284,511)	71,235	43,973
Net OTTI credit losses	570	957	959
Other adjustments	3,276	3,124	178
Net change in:
Trading securities	(2,350,597)	(891,414)	(4,049)
Accrued interest receivable	40,781	(69,918)	(40,103)
Other assets	(7,251)	(5,432)	(5,191)
Accrued interest payable	(21,414)	108,071	1,289
Other liabilities	16,804	10,867	18,711
Net cash provided by (used in) operating activities	$(2,361,365)	$(421,336)	$382,326
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $238, $(71) and $569 (to)/from other FHLBanks)	$662,920	$(1,882,865)	$(262,366)
Securities purchased under agreements to resell	(1,200,000)	(500,000)	1,500,000
Federal funds sold	970,000	910,000	(2,428,000)
AFS securities:
Proceeds	2,115,531	2,356,790	1,562,845
Purchases	(5,364,087)	(1,298,323)	(1,305,985)
HTM securities:
Proceeds	1,716,232	3,703,274	3,004,705
Purchases	(1,026,982)	(4,907,754)	(2,323,286)
Advances:
Repaid	1,052,295,531	1,220,509,586	925,066,860
Originated	(1,035,138,092)	(1,228,727,329)	(922,617,397)
Mortgage loans held for portfolio:
Proceeds	639,308	418,510	447,613
Purchases	(1,311,077)	(976,565)	(999,977)
Other investing activities, net	2,699	4,896	6,144
Net cash provided by (used in) investing activities	$14,361,983	$(10,389,780)	$1,651,156

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2019	2018	2017
FINANCING ACTIVITIES
Net change in deposits	$189,283	$(145,780)	$(20,815)
Net proceeds from issuance of consolidated obligations:
Discount notes	454,063,438	463,639,676	352,450,978
Bonds	69,344,940	55,384,368	46,624,789
Payments for maturing and retiring consolidated obligations:
Discount notes	(467,767,787)	(462,967,221)	(344,814,684)
Bonds	(66,960,735)	(48,602,058)	(56,181,533)
Proceeds from issuance of capital stock	6,451,262	5,991,346	4,312,855
Payments for repurchase/redemption of capital stock	(7,061,961)	(5,580,025)	(4,402,864)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(42,073)	(23,747)	(6,849)
Cash dividends paid	(266,815)	(229,115)	(167,972)
Net cash provided by (used in) financing activities	$(12,050,448)	$7,467,444	$(2,206,095)
Net increase (decrease) in cash and due from banks	$(49,830)	$(3,343,672)	$(172,613)
Cash and due from banks at beginning of the period	71,320	3,414,992	3,587,605
Cash and due from banks at end of the period	$21,490	$71,320	$3,414,992
Supplemental disclosures:
Interest paid	$2,351,624	$1,688,240	$986,348
AHP payments	24,429	30,668	22,917
Variation margin recharacterized as settlement payments on derivative contracts	—	—	44,674
Capital stock reclassified to mandatorily redeemable capital stock	361,549	42,733	6,746

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2016	37,554	$3,755,411	$771,661	$214,547	$986,208	$52,296	$4,793,915
Comprehensive income	—	—	271,706	67,926	339,632	58,668	398,300
Issuance of capital stock	43,129	4,312,855	—	—	—	—	4,312,855
Repurchase/redemption of capital stock	(44,028)	(4,402,864)	—	—	—	—	(4,402,864)
Shares reclassified to mandatorily redeemable capital stock	(68)	(6,746)	—	—	—	—	(6,746)
Cash dividends	—	—	(167,972)	—	(167,972)	—	(167,972)
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488
Comprehensive income (loss)	—	—	277,721	69,430	347,151	(37,818)	309,333
Issuance of capital stock	59,913	5,991,346	—	—	—	—	5,991,346
Repurchase/redemption of capital stock	(55,801)	(5,580,025)	—	—	—	—	(5,580,025)
Shares reclassified to mandatorily redeemable capital stock	(427)	(42,733)	—	—	—	—	(42,733)
Cash dividends	—	—	(229,115)	—	(229,115)	—	(229,115)
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294
Comprehensive income	—	—	253,540	63,385	316,925	18,680	335,605
Issuance of capital stock	64,512	6,451,262	—	—	—	—	6,451,262
Repurchase/redemption of capital stock	(70,619)	(7,061,961)	—	—	—	—	(7,061,961)
Shares reclassified to mandatorily redeemable capital stock	(3,615)	(361,549)	—	—	—	—	(361,549)
Cash dividends	—	—	(266,815)	—	(266,815)	—	(266,815)
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836

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

All members must purchase capital stock in the Bank. The amount of capital stock a member owns is based on membership requirements (membership asset value) and activity requirements (i.e., outstanding advances, letters of credit, and the principal balance of certain residential mortgage loans sold to the Bank). The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 17 - Transactions with Related Parties for additional information.

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

As provided by the Federal Home Loan Bank Act (FHLBank Act) or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the Mortgage Partnership Finance® (MPF®) Program and purchase certain investments. See Note 13 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement with the Federal Reserve.

Notes to Financial Statements (continued)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Variable Interest Entities (VIEs). The Bank is not the primary beneficiary of any VIEs for which consolidation would be required.

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

Fair Value. The fair value amounts, recorded on the Statement of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. See Note 18 - Estimated Fair Values for more information.

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

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investments through noninterest income as “Net gains (losses) on investment securities.”

Available-for-Sale (AFS). Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. Generally, the Bank records changes in the fair value of these securities in AOCI as “Net unrealized gains (losses) on AFS securities.” Beginning January 1, 2019, the Bank adopted new hedging accounting guidance, which, among other things, impacts the income statement presentation of gains (losses) on derivatives and hedging activities for qualifying hedges, including hedges of AFS securities. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank

Notes to Financial Statements (continued)

records the portion of the change in the fair value of the investment related to the risk being hedged in interest income within the “AFS securities” section together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

Prior to January 1, 2019, for AFS securities that had been hedged and qualified as a fair value hedge, the Bank recorded the portion of the change in the fair value of the investment related to the risk being hedged in the noninterest income as “Net gains (losses) on derivative and hedging activities” together with the related change in the fair value of the derivative, and recorded the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

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

Notes to Financial Statements (continued)

representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in AOCI which is a component of capital. The credit loss on a debt security is limited to the amount of that security’s unrealized losses.

The net OTTI is presented in the Statement of Income with the related offset representing the non-credit portion of OTTI that is recognized in AOCI. The remaining amount on the Statement of Income represents the credit loss for the period.

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

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses.. The program’s objective is to assist in the growth and development of small business, including both their start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is to help facilitate community economic development; however, repayment provisions require that the BOB program be accounted for as an unsecured loan. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is charged off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and accrued but uncollected interest is reversed. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

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

Notes to Financial Statements (continued)

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

Derivatives and Hedging Activities. All derivatives are recognized on the Statement of Condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial margin, and accrued interest received from or pledged to clearing agents and/or counterparties. Variation margin payments are characterized as daily settlement payments, rather than collateral. The fair value of derivatives is netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivative Designations. Each derivative is designated as either:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or

•	a non-qualifying hedge (an economic hedge) for asset and liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship, and are expected to be highly effective, they qualify for fair value hedge accounting.

Two approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items or forecasted transactions

Notes to Financial Statements (continued)

attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods. For hedge relationships that meet certain requirements, this assessment may be completed qualitatively.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair values of the hedged asset or liability. The Bank documents fallback language at hedge inception, including the quantitative method it would use to assess hedge effectiveness and measure hedge results if the short-cut method were to no longer be appropriate during the life of the hedging relationship.

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

Beginning January 1, 2019, the Bank adopted new hedging accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Net interest settlements, as well as changes in the fair value of a derivative and the related hedged item for designated fair value hedges, are recorded in net interest income in the same line as the hedged item.

Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item attributable to the hedged risk) was recorded in other noninterest income as “Net gains (losses) on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income. but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes the net interest settlements and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated in fair value hedge relationships are recognized as adjustments to the income or expense of the designated hedged item.

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when:

•
it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments);

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

Notes to Financial Statements (continued)

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

At December 31, 2019 and 2018, premises, software, and equipment, net of accumulated depreciation and amortization were $8.4 million and $8.7 million, respectively. For the years ended December 31, 2019, 2018, and 2017, the related depreciation and amortization expense was $3.3 million, $2.8 million, and $3.9 million, respectively.

Hosting arrangements, also known as Software as a Service (SaaS), are assessed for whether they should be accounted for as software or a service contract. SaaS accounted for as a service contract is expensed as incurred, which could result in the SaaS being recognized as a prepaid asset and recorded in Other assets on the Statement of Condition, if appropriate. Implementation costs related to SaaS are recorded as software. At December 31, 2019 and 2018, SaaS accounted for as a service contract was immaterial.

Leases. The Bank leases office space and office equipment to run its business operations. As a result of adopting the Leases Accounting Standards Update (ASU) on January 1, 2019, the Bank recognizes its lease right-of-use assets in Other assets and the related lease liabilities in Other liabilities in its Statement of Condition. Prior to 2019, its leases were not recognized on the Statement of Condition. At adoption, the Bank elected to account for the lease and non-lease components of its real estate, including leasehold improvement, asset class as a single lease component. The Bank also elected not to recognize leases with a term of 12 months on the Statement of Condition.

At December 31, 2019, lease right-of-use assets were $10.2 million and lease liabilities were $10.7 million. The Bank recognized operating lease costs in the Other operating expense line of the Statement of Income of $2.0 million, $2.2 million, and $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank allocates 20% of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 15 - Capital for more information.

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

The Bank primarily makes the AHP subsidy available to members as a grant. Alternatively, the Bank could provide the member with an interest rate below a normal advance rate. This will create a discount which will be the present value of the difference between the cash flow generated using an AHP advance rate and the Bank’s cost of funds. If the Bank provides a discounted interest rate, this discount is accreted to interest income using the contractual method over the life of the advance. See Note 14 - AHP for more information.

Notes to Financial Statements (continued)

Note 2 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank adopted the following new accounting standards during the year ended December 31, 2019.

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
The adoption of this ASU did not affect the Bank’s application of hedge accounting for existing hedge strategies, with the following exceptions: 1) designation of a fallback long-haul method for its short-cut hedge strategies and 2) use of qualitative hedge effectiveness assessments for an appropriate subset of fair value hedge relationships. Upon adoption, the Bank modified its presentation of hedge results for fair value hedges within the results of operations, as well as relevant disclosures. See Note 11 - Derivatives and Hedging Activities for further discussion. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.

ASU 2017-08: Premium Amortization on Purchased Callable Debt Securities	This ASU requires that the amortization period for premiums on certain purchased callable debt securities be shortened to the earliest call date, rather than contractual maturity.	This ASU was adopted by the Bank on January 1, 2019 on a modified retrospective basis.	The adoption of this ASU did not impact the Bank’s financial condition or results of operations.
ASU 2016-02: Leases, as amended	This ASU amends the accounting for leases. It requires lessees to recognize a right-of-use asset and lease liability for virtually all leases.	The Bank adopted this ASU on January 1, 2019 on a modified retrospective basis. The Bank was not required to restate comparative reporting periods.
The adoption of this ASU did not materially impact the Bank’s financial condition, results of operations, and statement of cash flows. Upon adoption, the Bank increased its “Other Assets” and “Other Liabilities” for operating leases capitalized. The Bank’s most significant lease is its headquarters.

Notes to Financial Statements (continued)

The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2018-15: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Service Arrangement That Is a Service Contract	This ASU reduces diversity in practice by aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement with internal-use software.	This ASU was effective for the Bank beginning January 1, 2020 and was adopted on a prospective basis.	The adoption of this ASU did not have a significant impact on the Bank’s financial condition or results of operations.
ASU 2018-14: Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU adds, removes, and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This ASU will be effective for the Bank for the year ending December 31, 2020.	The adoption of this ASU will not have a significant impact on the Bank's disclosures, which will be revised as appropriate.
ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement	This ASU adds, removes, and modifies certain fair value disclosure requirements.	This ASU was effective for the Bank beginning January 1, 2020.	The adoption of this ASU will not have a significant impact on the Bank's disclosures, which will be revised as appropriate.
ASU 2016-13: Financial Instruments - Credit Losses, as amended
This ASU makes substantial changes to the accounting for credit losses on certain financial instruments. It replaces the current incurred loss model with a new model based on lifetime expected credit losses, which the FASB believes will result in more timely recognition of credit losses.

This ASU was effective for the Bank beginning January 1, 2020 and was generally adopted on a modified retrospective basis, with the exception of previously-OTTI AFS debt securities, for which the guidance was applied prospectively.

The adoption of this ASU did not have a significant impact on the Bank's financial statements. The Bank recognized zero credit losses on advances and GSE/U.S. investments. The impact on the Bank’s financial statements for all other financial instruments including securities purchased under agreements to resell, interest bearing deposits, federal funds sold, state or local agency obligations, private label MBS, BOB loans, and MPF loans was immaterial.

Note 3 – Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2019 and December 31, 2018 were $43.1 million and $84.9 million, respectively.

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2019 and December 31, 2018.

(in thousands)	December 31, 2019	December 31, 2018
U.S. Treasury obligations	$3,390,772	$997,061
GSE and Tennessee Valley Authority (TVA) obligations	240,878	283,992
Total	$3,631,650	$1,281,053

Notes to Financial Statements (continued)

The following table presents net gains (losses) on trading securities for 2019, 2018 and 2017.

	Year ended December 31,
(in thousands)	2019	2018	2017
Net unrealized gains (losses) on trading securities held at year-end	$16,197	$(4,816)	$2,672
Net unrealized and realized gains (losses) on trading securities sold/matured during the year	2,508	(4,927)	—
Net gains (losses) on trading securities	$18,705	$(9,743)	$2,672

Note 5 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of December 31, 2019 and December 31, 2018.

	December 31, 2019
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,508,264	$—	$42,435	$—	$1,550,699
State or local agency obligations	238,496	—	9,398	—	247,894
Total non-MBS	$1,746,760	$—	$51,833	$—	$1,798,593
MBS:
U.S. obligations single-family MBS	$805,294	$—	$3,590	$(1,298)	$807,586
GSE single-family MBS	4,053,700	—	9,574	(7,415)	4,055,859
GSE multifamily MBS	4,120,532	—	4,581	(15,528)	4,109,585
Private label MBS	274,624	—	51,704	(182)	326,146
Total MBS	$9,254,150	$—	$69,449	$(24,423)	$9,299,176
Total AFS securities	$11,000,910	$—	$121,282	$(24,423)	$11,097,769

	December 31, 2018
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,771,573	$—	$15,801	$(2,057)	$1,785,317
State or local agency obligations	250,789	—	1,975	(6,825)	245,939
Total non-MBS	$2,022,362	$—	$17,776	$(8,882)	$2,031,256
MBS:
U.S. obligations single-family MBS	$216,594	$—	$1,988	$(88)	$218,494
GSE single-family MBS	2,575,361	—	12,013	(5,871)	2,581,503
GSE multifamily MBS	2,612,289	—	550	(7,385)	2,605,454
Private label MBS	344,631	—	65,133	(214)	409,550
Total MBS	$5,748,875	$—	$79,684	$(13,558)	$5,815,001
Total AFS securities	$7,771,237	$—	$97,460	$(22,440)	$7,846,257
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, OTTI recognized, and/or fair value hedge accounting adjustments.
(2) Represents the non-credit portion of an OTTI recognized during the life of the security.

Notes to Financial Statements (continued)

As of December 31, 2019, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.9 million, credit losses of $165.5 million and OTTI-related accretion adjustments of $76.1 million. As of December 31, 2018, these amounts were $18.5 million, $183.5 million, and $77.5 million, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI gains on AFS securities in AOCI as of December 31, 2019 and December 31, 2018.

(in thousands)	December 31, 2019	December 31, 2018
Non-credit portion of OTTI losses	$—	$—
Net unrealized gains on OTTI securities since their last OTTI credit charge	51,704	65,133
Net non-credit portion of OTTI gains on AFS securities in AOCI	$51,704	$65,133

The following tables summarize the AFS securities with unrealized losses as of December 31, 2019 and December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
U.S. obligations single-family MBS	$492,038	$(1,022)	$46,104	$(276)	$538,142	$(1,298)
GSE single-family MBS	2,458,728	(6,318)	221,806	(1,097)	2,680,534	(7,415)
GSE multifamily MBS	2,515,001	(10,683)	1,181,509	(4,845)	3,696,510	(15,528)
Private label MBS	—	—	2,979	(182)	2,979	(182)
Total MBS	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)
Total	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE and TVA obligations	$27,641	$(98)	$273,433	$(1,959)	$301,074	$(2,057)
State or local agency obligations	20,575	(180)	122,664	(6,645)	143,239	(6,825)
Total non-MBS	$48,216	$(278)	$396,097	$(8,604)	$444,313	$(8,882)
MBS:
U.S. obligations single-family MBS	$61,868	$(88)	$—	$—	$61,868	$(88)
GSE single-family MBS	499,383	(1,423)	185,711	(4,448)	685,094	(5,871)
GSE multifamily MBS	1,600,825	(2,933)	522,918	(4,452)	2,123,743	(7,385)
Private label MBS	—	—	2,946	(214)	2,946	(214)
Total MBS	$2,162,076	$(4,444)	$711,575	$(9,114)	$2,873,651	$(13,558)
Total	$2,210,292	$(4,722)	$1,107,672	$(17,718)	$3,317,964	$(22,440)
Note:
(1) Total unrealized losses equal the sum of “OTTI Recognized in AOCI” and “Gross Unrealized Losses” in the first two tables of this Note 5.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2019 and December 31, 2018 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$334,985	$334,428
Due after one year through five years	525,301	534,642	436,904	441,263
Due after five years through ten years	700,613	719,672	660,043	664,031
Due in more than ten years	520,846	544,279	590,430	591,534
Total non-MBS	1,746,760	1,798,593	2,022,362	2,031,256
MBS	9,254,150	9,299,176	5,748,875	5,815,001
Total AFS securities	$11,000,910	$11,097,769	$7,771,237	$7,846,257

Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2019 and December 31, 2018.

(in thousands)	December 31, 2019	December 31, 2018
Amortized cost of AFS non-MBS:
Fixed-rate	$1,746,760	$1,937,376
Variable-rate	—	84,986
Total non-MBS	$1,746,760	$2,022,362
Amortized cost of AFS MBS:
Fixed-rate	$1,444,111	$1,261,019
Variable-rate	7,810,039	4,487,856
Total MBS	$9,254,150	$5,748,875
Total amortized cost of AFS securities	$11,000,910	$7,771,237

Notes to Financial Statements (continued)

Note 6 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of December 31, 2019 and December 31, 2018.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$94,310	$—	$(3,394)	$90,916
MBS:
U.S. obligations single-family MBS	$250,195	$1,087	$(78)	$251,204
GSE single-family MBS	1,156,545	20,896	(254)	1,177,187
GSE multifamily MBS	770,823	26,231	(252)	796,802
Private label MBS	123,818	881	(520)	124,179
Total MBS	$2,301,381	$49,095	$(1,104)	$2,349,372
Total HTM securities	$2,395,691	$49,095	$(4,498)	$2,440,288

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$700,000	$64	$—	$700,064
State or local agency obligations	102,705	—	(3,969)	98,736
Total non-MBS	$802,705	$64	$(3,969)	$798,800
MBS:
U.S. obligations single-family MBS	$325,178	$2,195	$(4)	$327,369
GSE single-family MBS	899,875	13,402	(92)	913,185
GSE multifamily MBS	853,053	9,224	(6,818)	855,459
Private label MBS	205,221	1,765	(666)	206,320
Total MBS	$2,283,327	$26,586	$(7,580)	$2,302,333
Total HTM securities	$3,086,032	$26,650	$(11,549)	$3,101,133

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2019 and December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$90,916	$(3,394)	$90,916	$(3,394)
MBS:
U.S. obligations single-family MBS	$29,639	$(78)	$—	$—	$29,639	$(78)
GSE single-family MBS	80,788	(230)	3,743	(24)	84,531	(254)
GSE multifamily MBS	75,797	(252)	—	—	75,797	(252)
Private label MBS	24,700	(69)	21,181	(451)	45,881	(520)
Total MBS	$210,924	$(629)	$24,924	$(475)	$235,848	$(1,104)
Total	$210,924	$(629)	$115,840	$(3,869)	$326,764	$(4,498)

	December 31, 2018
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$98,736	$(3,969)	$98,736	$(3,969)
MBS:
U.S. obligations single-family MBS	$19,016	$(4)	$—	$—	$19,016	$(4)
GSE single-family MBS	22,995	(62)	4,443	(30)	27,438	(92)
GSE multifamily MBS	25,963	(56)	319,473	(6,762)	345,436	(6,818)
Private label MBS	36,413	(402)	7,904	(264)	44,317	(666)
Total MBS	$104,387	$(524)	$331,820	$(7,056)	$436,207	$(7,580)
Total	$104,387	$(524)	$430,556	$(11,025)	$534,943	$(11,549)

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2019 and December 31, 2018 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$700,000	$700,064
Due after one year through five years	—	—	—	—
Due after five years through ten years	31,925	31,381	37,015	36,288
Due after ten years	62,385	59,535	65,690	62,448
Total non-MBS	94,310	90,916	802,705	798,800
MBS	2,301,381	2,349,372	2,283,327	2,302,333
Total HTM securities	$2,395,691	$2,440,288	$3,086,032	$3,101,133

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2019 and December 31, 2018.

(in thousands)	December 31, 2019	December 31, 2018
Amortized cost of HTM non-MBS:
Fixed-rate	$—	$700,000
Variable-rate	94,310	102,705
Total non-MBS	$94,310	$802,705
Amortized cost of HTM MBS:
Fixed-rate	$1,878,151	$1,682,100
Variable-rate	423,230	601,227
Total MBS	$2,301,381	$2,283,327
Total HTM securities	$2,395,691	$3,086,032

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

Notes to Financial Statements (continued)

To determine the amount of the credit loss, the Bank compares the present value of the cash flows expected to be collected from its private label MBS to its amortized cost basis. For the Bank’s private label MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. To calculate the present value of the estimated cash flows for fixed rate bonds the Bank uses the effective interest rate for the security prior to impairment. To calculate the present value of the estimated cash flows for variable rate and hybrid private label MBS, the Bank uses the contractual interest rate plus a fixed spread that sets the present value of cash flows equal to amortized cost before impairment. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis and uses the previous effective rate or spread until there is a significant increase in cash flows. When the Bank determines there is a significant increase in cash flows, the effective rate is increased.

The Bank performed a cash flow analysis using third-party models to assess whether the amortized cost basis of its private label MBS will be recovered. During the fourth quarter of 2019, the OTTI Governance Committee developed a short-term housing price forecast using whole percentages with changes ranging from (4.0)% to 8.0% over the 12 month period beginning October 1, 2019. For the vast majority of markets the short-term forecast has changes from 2.0% to 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2019. The “Total OTTI securities” balances below summarize the Bank’s securities as of December 31, 2019 for which an OTTI has been recognized during the life of the security. The “Private label MBS with no OTTI” balances below represent AFS securities on which an OTTI was not taken. The sum of these two amounts reflects the total AFS private label MBS balance.

	OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label MBS:
Prime	$141,994	$101,005	$126,125
Alt-A	231,796	170,459	197,043
Total OTTI securities	373,790	271,464	323,168
Private label MBS with no OTTI	3,160	3,160	2,978
Total AFS private label MBS	$376,950	$274,624	$326,146
Notes:
(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion of discounts and/or amortization of premiums, collection of cash, and/or OTTI recognized.

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for 2019, 2018 and 2017.

(in thousands)	2019	2018	2017
Beginning balance	$191,234	$210,875	$236,461
Additions:
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	570	957	959
Reductions:
Securities sold and matured during the period(2)	(3,810)	—	95
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(19,643)	(20,598)	(26,640)
Ending balance	$168,351	$191,234	$210,875
Notes:
(1) For 2019, 2018 and 2017, additional OTTI credit losses for which an OTTI charge was previously recognized relate to all securities that were also previously impaired prior to January 1 of the applicable year.

Notes to Financial Statements (continued)

(2) Represents reductions related to securities sold or having reached final maturity during the period, and therefore are no longer held by the Bank at the end of the period.

All Other AFS and HTM Investments. At December 31, 2019, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered to be temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions based on the creditworthiness of the underlying creditor, guarantor, or implicit government support, and the Bank neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell any such security before its anticipated recovery. As a result, the Bank did not consider any of these other investments to be other-than-temporarily impaired at December 31, 2019.

Note 8 – Advances

General Terms. The Bank offers a wide-range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from overnight to 30 years. Variable-rate advances generally have maturities ranging from overnight to 10 years, and the interest rates reset periodically at a fixed spread to LIBOR, SOFR or other specified indices.

At December 31, 2019 and December 31, 2018, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 1.15% to 7.40% and 0.83% and 7.40%, respectively.

The following table details the Bank’s advances portfolio by year of redemption as of December 31, 2019 and December 31, 2018.

(dollars in thousands)	December 31, 2019		December 31, 2018
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$41,261,372	1.97%	$37,632,513	2.56%
Due after 1 year through 2 years	15,285,269	2.31	24,728,488	2.58
Due after 2 years through 3 years	6,065,460	2.52	14,368,363	2.64
Due after 3 years through 4 years	1,305,453	2.50	4,360,603	2.58
Due after 4 years through 5 years	869,892	2.10	798,145	2.87
Thereafter	651,673	2.76	709,479	2.79
Total par value	65,439,119	2.12%	82,597,591	2.58%
Deferred prepayment fees	(1,814)		(59)
Hedging adjustments	172,770		(121,985)
Total book value	$65,610,075		$82,475,547

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

At December 31, 2019 and December 31, 2018, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of December 31, 2019 and December 31, 2018.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Due in 1 year or less	$42,556,372	$43,667,513	$41,281,372	$37,652,513
Due after 1 year through 2 years	14,060,269	20,703,488	15,285,269	24,728,488
Due after 2 years through 3 years	6,035,460	12,368,363	6,065,460	14,368,363
Due after 3 years through 4 years	1,305,453	4,350,603	1,299,453	4,360,603
Due after 4 years through 5 years	829,892	798,145	864,892	792,145
Thereafter	651,673	709,479	642,673	695,479
Total par value	$65,439,119	$82,597,591	$65,439,119	$82,597,591

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of December 31, 2019 and December 31, 2018.

(in thousands)	December 31, 2019	December 31, 2018
Fixed-rate – overnight	$3,847,547	$4,934,461
Fixed-rate – term:
Due in 1 year or less	18,059,289	17,769,178
Thereafter	16,424,647	17,813,978
Total fixed-rate	38,331,483	40,517,617
Variable-rate:
Due in 1 year or less	19,354,536	14,928,874
Thereafter	7,753,100	27,151,100
Total variable-rate	27,107,636	42,079,974
Total par value	$65,439,119	$82,597,591

Advance Concentrations. The Bank’s advances are concentrated in commercial banks and savings institutions. As of December 31, 2019, the Bank had advances of $50.8 billion outstanding to the five largest borrowers, which represented 77.7% of the total principal amount of advances outstanding. Of these five, four had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2019.

As of December 31, 2018, the Bank had advances of $63.7 billion outstanding to the five largest borrowers, which represented 77.2% of the total principal amount of advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2018.

See Note 10 for information related to the Bank’s allowance for credit losses.

Note 9 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 17 for further information regarding transactions with related parties.

Notes to Financial Statements (continued)

The following table presents balances as of December 31, 2019 and December 31, 2018 for mortgage loans held for portfolio.

(in thousands)	December 31, 2019	December 31, 2018
Fixed-rate long-term single-family mortgages(1)	$4,863,177	$4,180,239
Fixed-rate medium-term single-family mortgages(1)	167,156	201,923
Total par value	5,030,333	4,382,162
Premiums	82,108	72,756
Discounts	(3,616)	(4,123)
Hedging adjustments	13,632	18,126
Total mortgage loans held for portfolio	$5,122,457	$4,468,921
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2019 and December 31, 2018.

(in thousands)	December 31, 2019	December 31, 2018
Conventional loans	$4,856,543	$4,194,364
Government-guaranteed/insured loans	173,790	187,798
Total par value	$5,030,333	$4,382,162

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

Notes to Financial Statements (continued)

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2019 and December 31, 2018, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2019 and December 31, 2018, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

Based upon the collateral held as security, its credit extension policies, collateral policies, management’s credit analysis and the repayment history on credit products, the Bank has not incurred any credit losses on credit products since inception. Accordingly, the Bank has not recorded any allowance for credit losses for these products.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets. The allowance for credit losses on BOB loans was immaterial as of December 31, 2019 and December 31, 2018 and is not included in the tables that follow.

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

The Bank’s allowance for credit losses takes into consideration the CE associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers expected Primary Mortgage Insurance (PMI), SMI, and other CE amounts. Any incurred losses that are expected to be recovered from the CE reduce the Bank’s allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed-upon amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectibility is generally established for losses expected to be recovered by withholding CE fees. Estimated losses exceeding the CE, if any, are incurred by the Bank. At December 31, 2019 and December 31, 2018, the MPF exposure under the FLA was $32.5 million and $29.1 million, respectively. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $5.3 million, $4.6 million and $3.7 million in 2019, 2018 and 2017, respectively.

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

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

(in thousands)	2019	2018	2017
Balance, beginning of period	$7,309	$5,954	$6,231
(Charge-offs) Recoveries, net (1)	(138)	(1,311)	(160)
Provision (benefit) for credit losses	661	2,666	(117)
Balance, December 31	$7,832	$7,309	$5,954
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Allowances for Credit Losses and Recorded Investment by Impairment Methodology. Mortgage Loans - Conventional MPF.

(in thousands)	2019	2018	2017
Ending balance, individually evaluated for impairment	$6,266	$6,238	$5,218
Ending balance, collectively evaluated for impairment	1,566	1,071	736
Total allowance for credit losses	$7,832	$7,309	$5,954
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$43,943	$46,287	$52,505
Collectively evaluated for impairment	4,926,039	4,251,857	3,682,167
Total recorded investment	$4,969,982	$4,298,144	$3,734,672

Notes to Financial Statements (continued)

Credit Quality Indicator - Mortgage Loans. Key credit quality indicators include the migration of past due loans and nonaccrual loans.

(in thousands)	December 31, 2019
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$43,872	$7,653	$51,525
Past due 60-89 days	8,601	2,028	10,629
Past due 90 days or more	12,826	3,363	16,189
Total past due loans	$65,299	$13,044	$78,343
Total current loans	4,904,683	166,287	5,070,970
Total loans	$4,969,982	$179,331	$5,149,313
Other delinquency statistics:
In process of foreclosures, included above (3)	$4,740	$1,110	$5,850
Serious delinquency rate (4)	0.3%	1.9%	0.3%
Past due 90 days or more still accruing interest	$—	$3,363	$3,363
Loans on nonaccrual status	$14,890	$—	$14,890

(in thousands)	December 31, 2018
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
Past due 30-59 days	$33,935	$9,533	$43,468
Past due 60-89 days	10,055	1,668	11,723
Past due 90 days or more	12,495	4,245	16,740
Total past due loans	$56,485	$15,446	$71,931
Total current loans	4,241,659	178,607	4,420,266
Total loans	$4,298,144	$194,053	$4,492,197
Other delinquency statistics:
In process of foreclosures, included above (3)	$6,458	$1,450	$7,908
Serious delinquency rate (4)	0.3%	2.2%	0.4%
Past due 90 days or more still accruing interest	$—	$4,245	$4,245
Loans on nonaccrual status	$15,728	$—	$15,728
Notes:
(1) The recorded investment in a loan is the unpaid principal balance, adjusted for charge-offs of estimated losses, accrued interest, net deferred loan fees or costs, unamortized premiums, unaccreted discounts and adjustments for hedging. The recorded investment is not net of any valuation allowance.
(2) The Bank has not recorded any allowance for credit losses on government-guaranteed or -insured mortgage loans at December 31, 2019 or December 31, 2018.
(3) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(4) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.

TDRs - Mortgage Loans - Conventional MPF. TDRs are considered to have occurred when a concession is granted to the debtor that would not have been considered had it not been for economic or legal reasons related to the debtor’s financial difficulties. The Bank offers a loan modification program for its MPF Program. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts. The loans modified under this program are considered TDRs. The Bank also considers a TDR to have occurred when a borrower files for Chapter 7 bankruptcy, the bankruptcy court discharges the borrower’s obligation and the borrower does not reaffirm the debt. The recorded investment in mortgage loans classified as TDRs was $7.8 million and $9.1 million as of December 31, 2019 and December 31, 2018, respectively. The financial amounts related to TDRs are not material to the Bank’s financial condition, results of operations, or cash flows.

Notes to Financial Statements (continued)

REO. The Bank had $2.0 million and $2.9 million of REO reported in Other assets on the Statement of Condition at December 31, 2019 and December 31, 2018, respectively.

Purchases, Sales and Reclassifications. During 2019 and 2018, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Interest Rate Swaps.  An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received or paid by the Bank on derivatives are LIBOR, SOFR or OIS.

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

There are two approaches to fair value hedge accounting - long-haul hedge accounting and short-cut hedge accounting. Refer to Note 1 - Significant Accounting Policies for more details.

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

	December 31, 2019
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,572,128	$14,079	$4,148
Derivatives not designated as hedging instruments:
Interest rate swaps	$10,413,906	$1,676	$4,642
Interest rate caps or floors	1,330,000	417	—
Mortgage delivery commitments	73,574	29	79
Total derivatives not designated as hedging instruments:	$11,817,480	$2,122	$4,721
Total derivatives before netting and collateral adjustments	$46,389,608	$16,201	$8,869
Netting adjustments and cash collateral (1)		124,050	(5,845)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$140,251	$3,024

	December 31, 2018
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,062,453	$9,858	$60,119
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,259,799	$7,701	$24,533
Interest rate caps or floors	1,435,000	2,267	—
Mortgage delivery commitments	17,391	29	22
Total derivatives not designated as hedging instruments	$7,712,190	$9,997	$24,555
Total derivatives before netting and collateral adjustments	$45,774,643	$19,855	$84,674
Netting adjustments and cash collateral (1)		90,414	(59,163)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$110,269	$25,511
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $138.1 million and $154.8 million at December 31, 2019 and December 31, 2018, respectively. Cash collateral received was $8.2 million for December 31, 2019 and was $5.2 million at December 31, 2018.

With the adoption of the new hedge accounting guidance, beginning on January 1, 2019, changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in noninterest income as net gains (losses) on derivatives and hedging activities.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2019
Hedged item type:
Advances	$(294,994)	$294,750	$45,080	$44,836	$1,871,151
AFS securities	(74,404)	71,490	656	(2,258)	275,427
Mortgage loans held for portfolio	—	(3,224)	—	(3,224)	170,136
Consolidated obligations – bonds	154,698	(156,276)	(60,498)	(62,076)	(1,603,336)
Total	$(214,700)	$206,740	$(14,762)	$(22,722)

Prior to January 1, 2019, changes in fair value of derivative instruments and the related hedged items for designated fair value hedges were reported in other noninterest income and are presented in the table below.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness in Other Noninterest Income	Effect of Derivatives on Net Interest Income(1)
2018
Hedged item type:
Advances	$18,741	$(18,416)	$325	$38,444
AFS securities	29,357	(28,065)	1,292	(3,740)
Consolidated obligations – bonds	9,593	(10,795)	(1,202)	(82,065)
Total	$57,691	$(57,276)	$415	$(47,361)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness in Other Noninterest Income	Effect of Derivatives on Net Interest Income(1)
2017
Hedged item type:
Advances	$80,621	$(80,759)	$(138)	$(32,613)
AFS securities	6,158	(6,928)	(770)	(16,683)
Consolidated obligations – bonds	(37,418)	39,519	2,101	6,751
Total	$49,361	$(48,168)	$1,193	$(42,545)
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(3.6) million and $(3.9) million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the years ended December 31, 2018 and 2017.

Notes to Financial Statements (continued)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	December 31, 2019
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$16,724,094	$172,779	$(9)	$172,770
AFS securities	1,391,938	48,946	1,281	50,227
Consolidated obligations – bonds	16,715,492	32,886	160	33,046
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income. For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness is recorded in other noninterest income for periods prior to January 1, 2019.

	Year ended December 31,
(in thousands)	2019	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps (1)	N/A	$415	$1,193
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(30,295)	$9,573	$12,776
Interest rate caps or floors	(1,850)	482	(4,245)
Net interest settlements	(6,846)	(9,075)	(4,683)
TBAs	(53)	(33)	—
Mortgage delivery commitments	(1,106)	(2,387)	(1,058)
Other	27	23	23
Total net gains (losses) related to derivatives not designated as hedging instruments	$(40,123)	$(1,417)	$2,813
Other - price alignment amount on cleared derivatives (2)	328	(3,535)	580
Net gains (losses) on derivatives and hedging activities	$(39,795)	$(4,537)	$4,586
Notes:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness included in other noninterest income. N/A represents not applicable.
(2) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during 2019, 2018 or 2017.

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

Notes to Financial Statements (continued)

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at December 31, 2019 was $1.6 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver any additional collateral to its derivative counterparties at December 31, 2019.

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

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 18 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2019.

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

	Derivative Assets
(in thousands)	December 31, 2019	December 31, 2018
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$8,743	$17,899
Cleared derivatives	7,429	1,927
Total gross recognized amount	16,172	19,826
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(7,631)	(13,290)
Cleared derivatives	131,681	103,704
Total gross amounts of netting adjustments and cash collateral	124,050	90,414
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1,112	4,609
Cleared derivatives	139,110	105,631
Total net amounts after netting adjustments and cash collateral	140,222	110,240
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	29	29
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	29	29
Total derivative assets:
Uncleared derivatives	1,141	4,638
Cleared derivatives	139,110	105,631
Total derivative assets as reported in the Statement of Condition	140,251	110,269
Net unsecured amount:
Uncleared derivatives	1,141	4,638
Cleared derivatives	139,110	105,631
Total net unsecured amount	$140,251	$110,269

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2019	December 31, 2018
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$7,135	$64,038
Cleared derivatives	1,655	20,614
Total gross recognized amount	8,790	84,652
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(4,190)	(57,236)
Cleared derivatives	(1,655)	(1,927)
Total gross amounts of netting adjustments and cash collateral	(5,845)	(59,163)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2,945	6,802
Cleared derivatives	—	18,687
Total net amounts after netting adjustments and cash collateral	2,945	25,489
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	79	22
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	79	22
Total derivative liabilities:
Uncleared derivatives	3,024	6,824
Cleared derivatives	—	18,687
Total derivative liabilities as reported in the Statement of Condition	3,024	25,511
Net unsecured amount
Uncleared derivatives	3,024	6,824
Cleared derivatives	—	18,687
Total net unsecured amount	$3,024	$25,511
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Note 12 – Deposits

The Bank offers demand and overnight deposits to both members and to qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are generally comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2019 and 2018.

	December 31,
(in thousands)	2019	2018
Interest-bearing:
Demand and overnight	$520,320	$363,853
Noninterest-bearing:
Demand and overnight	53,062	23,232
Total deposits	$573,382	$387,085

Notes to Financial Statements (continued)

Note 13 – Consolidated Obligations

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,025.9 billion and $1,031.6 billion at December 31, 2019 and December 31, 2018, respectively.
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
General Terms.  Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that can use a variety of indices for interest rate resets such as, LIBOR, SOFR and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.
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

Notes to Financial Statements (continued)

Conversion Bonds have coupons that the Bank may convert from fixed to floating, or floating to fixed, or from one U.S. or other currency index to another, at its discretion on predetermined dates according to the terms of the bond offerings.

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of December 31, 2019 and December 31, 2018.

	December 31,
(in thousands)	2019	2018
Par value of consolidated bonds:
Fixed-rate	$29,292,200	$30,158,640
Step-up	705,000	1,902,280
Floating-rate	36,707,000	31,917,500
Conversion bonds - fixed to floating	—	390,000
Total par value	66,704,200	64,368,420
Bond premiums	85,028	71,636
Bond discounts	(8,350)	(10,079)
Concession fees	(6,118)	(8,119)
Hedging adjustments	33,047	(123,230)
Total book value	$66,807,807	$64,298,628

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$50,306,900	1.83%	$37,281,455	2.15%
Due after 1 year through 2 years	7,268,705	2.10	14,056,285	2.40
Due after 2 years through 3 years	2,705,420	2.36	3,929,705	2.48
Due after 3 years through 4 years	1,469,400	2.58	2,249,320	2.38
Due after 4 years through 5 years	947,375	2.69	2,287,180	2.96
Thereafter	4,006,400	2.73	4,564,475	2.80
Total par value	$66,704,200	1.96%	$64,368,420	2.30%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2019 and December 31, 2018.

	December 31,
(in thousands)	2019	2018
Noncallable	$61,597,600	$56,277,140
Callable	5,106,600	8,091,280
Total par value	$66,704,200	$64,368,420

Notes to Financial Statements (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2019 and December 31, 2018.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2019	2018
Due in 1 year or less	$54,157,900	$45,099,735
Due after 1 year through 2 years	6,573,705	13,149,285
Due after 2 years through 3 years	2,623,420	2,662,705
Due after 3 years through 4 years	1,063,400	1,604,320
Due after 4 years through 5 years	827,375	708,900
Thereafter	1,458,400	1,143,475
Total par value	$66,704,200	$64,368,420

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2019 and December 31, 2018.

	December 31,
(dollars in thousands)	2019	2018
Book value	$23,141,362	$36,896,603
Par value	23,211,524	36,984,987
Weighted average interest rate (1)	1.61%	2.36%
Note:
(1) Represents an implied rate.

Note 14 – Affordable Housing Program (AHP)

In support of the goal of providing funding for housing and economic development in its district’s communities, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need that are served by our members. AHP, mandated by the Act, is the largest and primary public policy program of the FHLBanks. The Act requires the Bank to contribute 10% of its current year net income (as defined by a Finance Agency advisory bulletin as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in assessments below the $100 million minimum amount for the years ended 2019, 2018, or 2017. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2019, 2018, or 2017. The Bank awards commitments that are disbursed over 24 to 36 months.

Notes to Financial Statements (continued)

The Bank has outstanding AHP commitments of $73.3 million, $58.3 million and $50.3 million as of December 31, 2019, 2018 and 2017, respectively.

The following table presents an analysis of the AHP payable for 2019, 2018, and 2017.

(in thousands)	2019	2018	2017
Balance, beginning of the year	$99,578	$91,563	$76,712
Assessments	37,140	38,683	37,768
Subsidy usage, net	(24,429)	(30,668)	(22,917)
Balance, end of the year	$112,289	$99,578	$91,563

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

At December 31, 2019, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $2.7 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2019. The Bank had $0.4 billion and $3.7 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2018.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$610,573	$4,724,586	$1,238,722	$5,327,247
Total capital-to-asset ratio	4.0%	4.9%	4.0%	5.0%
Total regulatory capital	3,828,965	4,724,586	4,301,712	5,327,247
Leverage ratio	5.0%	7.4%	5.0%	7.4%
Leverage capital	4,786,206	7,086,879	5,377,141	7,990,870
The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 13, 2019, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2019. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2019.

Notes to Financial Statements (continued)

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s capital plan.

At December 31, 2019 and December 31, 2018, the Bank had $343.6 million and $24.1 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $17.3 million during 2019, and were immaterial during 2018 and 2017.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2019, 2018, and 2017.

(in thousands)	2019	2018	2017
Balance, beginning of the period	$24,099	$5,113	$5,216
Capital stock subject to mandatory redemption reclassified from capital	361,549	42,733	6,746
Redemption/repurchase of mandatorily redeemable stock	(42,073)	(23,747)	(6,849)
Balance, end of the period	$343,575	$24,099	$5,113

As of December 31, 2019, the total mandatorily redeemable capital stock reflected the balance for five institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2019 and December 31, 2018.

	December 31,
(in thousands)	2019	2018
Due in 1 year or less	$3,316	$290
Due after 1 year through 2 years	—	3,787
Due after 2 years through 3 years	21	—
Due after 3 years through 4 years	20,000	22
Due after 4 years through 5 years	320,000	20,000
Past contractual redemption date due to remaining activity	238	—
Total	$343,575	$24,099

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

Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At December 31, 2019, retained earnings were $1,326.0 million, including $910.7 million of unrestricted retained earnings and $415.3 million of RRE.

Notes to Financial Statements (continued)

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2019, 2018, and 2017 are presented in the table below.

	Dividend - Annual Yield
	2019		2018		2017
	Membership	Activity	Membership	Activity	Membership	Activity
February	4.5%	7.75%	3.5%	6.75%	2.0%	5.0%
April	4.5%	7.75%	3.5%	6.75%	2.0%	5.0%
July	4.5%	7.75%	3.5%	6.75%	2.0%	5.0%
October	4.5%	7.75%	3.5%	6.75%	2.0%	5.0%

In February 2020, the Bank paid a quarterly dividend equal to an annual yield of 7.75% and 4.5% on activity stock and membership stock, respectively.

The following table summarizes the changes in AOCI for 2019, 2018 and 2017.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2016	$(12,835)	$67,424	$223	$(2,516)	$52,296
Other comprehensive income (loss) before reclassification:
Net unrealized gains	54,045	5,222	—	—	59,267
Net change in fair value of OTTI securities	—	(652)	—	—	(652)
Non-credit OTTI to credit OTTI	—	959	—	—	959
Amortization on hedging activities	—	—	(23)	—	(23)
Pension and post-retirement	—	—	—	(883)	(883)
December 31, 2017	$41,210	$72,953	$200	$(3,399)	$110,964

December 31, 2017	$41,210	$72,953	$200	$(3,399)	$110,964
Other comprehensive income (loss) before reclassification:
Net unrealized (losses)	(31,323)	(8,777)	—	—	(40,100)
Non-credit OTTI to credit OTTI	—	957	—	—	957
Amortization on hedging activities	—	—	(24)	—	(24)
Pension and post-retirement	—	—	—	1,349	1,349
December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146

December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	35,268	(13,999)	—	—	21,269
Non-credit OTTI to credit OTTI	—	570	—	—	570
Amortization on hedging activities	—	—	(27)	—	(27)
Pension and post-retirement	—	—	—	(3,132)	(3,132)
December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826

Notes to Financial Statements (continued)

Note 16 – Employee Retirement Plans

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
The Defined Benefit Plan operates on a fiscal year from July 1 through June 30. The Defined Benefit Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number 13-5645888, and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Bank.
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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2018. The Bank’s contributions to the Defined Benefit Plan during 2019 were less than 5% of total plan contributions during the plan year ended June 30, 2018. The Bank’s contributions to the Defined Benefit Plan during 2018 were less than 5% of total plan contributions during the plan year ended June 30, 2017.

(dollars in thousands)	2019		2018		2017
Net pension cost charged to compensation and benefit expense for the year ended December 31	$3,279		$5,000		$7,212
Defined Benefit Plan funded status as of July 1	108.6%	(a)	109.9%	(b)	111.3%
Bank’s funded status as of July 1	144.8%		147.3%		142.4%
(a) The Defined Benefit Plan’s funded status as of July 1, 2019 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2019 through March 15, 2020. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2020).
(b) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $2.7 million, $4.5 million and $7.0 million in 2019, 2018, and 2017, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank will make an additional contribution to the plan equal to a percentage of the eligible employee’s plan salary. The Bank recognized $1.4 million, $1.2 million and $1.1 million in expense related to plan contributions during 2019, 2018 and 2017, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $15.6 million and $11.4 million at December 31, 2019 and December 31, 2018, respectively, and the Bank recognized operating expenses (income) of $2.7 million, $(0.5) million, and $1.6 million for 2019, 2018 and 2017, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings

Notes to Financial Statements (continued)

(losses) of certain deferred compensation agreements. The estimated fair value of the mutual funds was $13.1 million and $9.7 million at December 31, 2019 and December 31, 2018, respectively.

Post-retirement Health Benefit Plan.  The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 or age 60 with a minimum of 10 years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $2.2 million at December 31, 2019 and $1.8 million at December 31, 2018, respectively.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives hired prior to January 1, 2019. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $11.3 million and $8.4 million at December 31, 2019 and December 31, 2018, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. The estimated fair value of the mutual funds was $2.1 million and $2.0 million at December 31, 2019 and December 31, 2018, respectively.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” on the Statements of Condition and amounts recognized in AOCI. In addition, the Bank recognized $1.5 million, $1.7 million, and $1.5 million in expense related to these two plans during 2019, 2018 and 2017, respectively, of which the service cost component was recognized in “Compensation and benefits” expense and all other costs were recognized in “Other operating” expense on the Statements of Income.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2019	2018	2019	2018	2019	2018
Benefit obligations	$14,975	$10,978	$2,235	$1,784	$17,210	$12,762
Unrealized actuarial gains (losses) in AOCI	$(5,433)	$(2,725)	$251	$675	$(5,182)	$(2,050)

Note 17 – Transactions with Related Parties

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

Notes to Financial Statements (continued)

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2019	2018
Advances	$34,748,867	$63,112,341
Letters of credit (1)	2,418,025	4,839,828
MPF loans	455,600	570,986
Deposits	17,904	8,824
Capital stock	1,574,659	2,729,092
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2019	2018	2017
Interest income on advances	$1,183,730	$1,151,369	$751,571
Interest income on MPF loans	27,845	33,269	42,266
Letters of credit fees	4,146	5,911	6,797

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2019	2018	2017
Servicing fee expense	$3,567	$3,076	$2,522

	December 31,
(in thousands)	2019	2018
Interest-bearing deposits maintained with FHLBank of Chicago	$5,173	$5,411

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During 2019, the total amount loaned to and repaid from other FHLBanks was $500.0 million. There was no lending activity during 2018 and 2017. During 2019 and 2018, there was no borrowing activity between the Bank and other FHLBanks. During 2017, the total amount borrowed from and repaid to other FHLBanks was $1.0 billion.

Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2019, 2018 and 2017, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2019, 2018 and 2017.

Notes to Financial Statements (continued)

Note 18 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2019 and December 31, 2018. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2019 and December 31, 2018 are presented in the table below.
Fair Value Summary Table

	December 31, 2019
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$21,490	$21,490	$—	$—	$—	$21,490
Interest-bearing deposits	1,476,890	1,471,717	5,173	—	—	1,476,890
Federal funds sold	3,770,000	—	3,769,965	—	—	3,769,965
Securities purchased under agreement to resell (2)	2,200,000	—	2,199,973	—	—	2,199,973
Trading securities	3,631,650	—	3,631,650	—	—	3,631,650
AFS securities	11,097,769	—	10,771,623	326,146	—	11,097,769
HTM securities	2,395,691	—	2,316,109	124,179	—	2,440,288
Advances	65,610,075	—	65,662,578	—	—	65,662,578
Mortgage loans held for portfolio, net	5,114,625	—	5,313,973	—	—	5,313,973
BOB loans, net	19,706	—	—	19,706	—	19,706
Accrued interest receivable	193,352	—	193,352	—	—	193,352
Derivative assets	140,251	—	16,201	—	124,050	140,251
Liabilities:
Deposits	$573,382	$—	$573,382	$—	$—	$573,382
Discount notes	23,141,362	—	23,142,588	—	—	23,142,588
Bonds	66,807,807	—	66,981,400	—	—	66,981,400
Mandatorily redeemable capital stock (3)	343,575	350,287	—	—	—	350,287
Accrued interest payable (3)	205,118	—	198,406	—	—	198,406
Derivative liabilities	3,024	—	8,869	—	(5,845)	3,024

Notes to Financial Statements (continued)

	December 31, 2018
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$71,320	$71,320	$—	$—	$—	$71,320
Interest-bearing deposits	2,123,240	2,117,829	5,411	—	—	2,123,240
Federal funds sold	4,740,000	—	4,739,984	—	—	4,739,984
Securities purchased under agreement to resell (2)	1,000,000	—	1,000,032	—	—	1,000,032
Trading securities	1,281,053	—	1,281,053	—	—	1,281,053
AFS securities	7,846,257	—	7,436,707	409,550	—	7,846,257
HTM securities	3,086,032	—	2,894,813	206,320	—	3,101,133
Advances	82,475,547	—	82,408,752	—	—	82,408,752
Mortgage loans held for portfolio, net	4,461,612	—	4,381,484	—	—	4,381,484
BOB loans, net	17,371	—	—	17,371	—	17,371
Accrued interest receivable	234,161	—	234,161	—	—	234,161
Derivative assets (4)	110,269	—	19,855	—	90,414	110,269
Liabilities:
Deposits	$387,085	$—	$387,085	$—	$—	$387,085
Discount notes	36,896,603	—	36,891,722	—	—	36,891,722
Bonds	64,298,628	—	64,125,928	—	—	64,125,928
Mandatorily redeemable capital stock (3)	24,099	24,571	—	—	—	24,571
Accrued interest payable (3)	226,537	—	226,065	—	—	226,065
Derivative liabilities	25,511	—	84,674	—	(59,163)	25,511
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2019 and December 31, 2018. These instruments’ maturity term is overnight.
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

Notes to Financial Statements (continued)

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during 2019, 2018 or 2017.

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

The Bank uses a market approach for its state and local agency bonds. The Bank obtains prices from multiple designated third-party vendors when available, and the default price is the average of the prices obtained. Otherwise, the approach is generally consistent with the approach outlined below for Investment Securities - MBS. Beginning in 2019, the Bank also uses a market approach for U.S. Treasury obligations. Prices are obtained from a third-party vendor based on daily trade activity or dealer quotes. However, for certain short-term U.S. Treasury obligations, market prices are not available, and the Bank uses an income approach.

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

As of December 31, 2019, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. In addition, there were minimal outliers to evaluate. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, as of December 31, 2019, the Bank classified private label MBS as Level 3.

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

•
Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedge relationship). LIBOR Swap curve, OIS curve or SOFR curve through contractual term.

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

The Bank’s credit risk exposure on cleared derivatives is mitigated through the delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. This is executed through the use of a central counterparty, CME). Variation margin payments are daily settlement payments rather than collateral. Initial margin continues to be treated as collateral and accounted for separately.

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

Notes to Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at December 31, 2019 and December 31, 2018. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$3,390,772	$—	$—	$3,390,772
GSE and TVA obligations	—	240,878	—	—	240,878
Total trading securities	$—	$3,631,650	$—	$—	$3,631,650
AFS securities:
Non-MBS:
GSE and TVA obligations	$—	$1,550,699	$—	$—	$1,550,699
State or local agency obligations	—	247,894	—	—	247,894
MBS:
U.S. obligations single-family MBS	—	807,586	—	—	807,586
GSE single-family MBS	—	4,055,859	—	—	4,055,859
GSE multifamily MBS	—	4,109,585	—	—	4,109,585
Private label MBS	—	—	326,146	—	326,146
Total AFS securities	$—	$10,771,623	$326,146	$—	$11,097,769
Derivative assets:
Interest rate related	$—	$16,172	$—	$124,050	$140,222
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$16,201	$—	$124,050	$140,251
Total recurring assets at fair value	$—	$14,419,474	$326,146	$124,050	$14,869,670
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$8,790	$—	$(5,845)	$2,945
Mortgage delivery commitments	—	79	—	—	79
Total recurring liabilities at fair value (2)	$—	$8,869	$—	$(5,845)	$3,024
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$7,850	$—	$7,850
REO	—	—	2,449	—	2,449
Total non-recurring assets at fair value	$—	$—	$10,299	$—	$10,299

Notes to Financial Statements (continued)

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$997,061	$—	$—	$997,061
GSE and TVA obligations	—	283,992	—	—	283,992
Total trading securities	$—	$1,281,053	$—	$—	$1,281,053
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,785,317	$—	$—	$1,785,317
State or local agency obligations	—	245,939	—	—	245,939
MBS:
U.S. obligations single-family MBS	—	218,494	—	—	218,494
GSE single-family MBS	—	2,581,503	—	—	2,581,503
GSE multifamily MBS	—	2,605,454	—	—	2,605,454
Private label MBS	—	—	409,550	—	409,550
Total AFS securities	$—	$7,436,707	$409,550	$—	$7,846,257
Derivative assets:
Interest rate related	$—	$19,826	$—	$90,414	$110,240
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$19,855	$—	$90,414	$110,269
Total recurring assets at fair value	$—	$8,737,615	$409,550	$90,414	$9,237,579
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$84,652	$—	$(59,163)	$25,489
Mortgage delivery commitments	—	22	—	—	22
Total recurring liabilities at fair value (2)	$—	$84,674	$—	$(59,163)	$25,511
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$8,965	$—	$8,965
REO	—	—	6,621	—	6,621
Total non-recurring assets at fair value	$—	$—	$15,586	$—	$15,586
Notes:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 or 2 during 2019, 2018 or 2017.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 or 2017. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during 2019, 2018 or 2017.

	AFS Private Label MBS Year Ended December 31, 2019	AFS Private Label MBS Year Ended December 31, 2018	AFS Private Label MBS Year Ended December 31, 2017
Balance, beginning of period	$409,550	$524,543	$673,976
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	14,385	15,419	20,636
Net OTTI losses, credit portion	(570)	(957)	(959)
Net unrealized gains (losses) on AFS in OCI	33	(67)	159
Reclassification of non-credit portion included in net income	570	957	959
Net change in fair value on OTTI AFS in OCI	—	—	(652)
Unrealized gains (losses) on OTTI AFS in OCI	(13,999)	(8,777)	5,222
Purchases, issuances, sales, and settlements:
Settlements	(83,823)	(121,568)	(174,798)
Balance at December 31	$326,146	$409,550	$524,543
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held at December 31	$11,443	$14,462	$17,210

Notes to Financial Statements (continued)

Note 19 – Commitments and Contingencies

The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2019			December 31, 2018
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$17,370,617	$—	$17,370,617	$20,250,625
Commitments to fund additional advances and BOB loans	19,796	—	19,796	10,987
Commitments to purchase mortgage loans	73,574	—	73,574	17,391
Unsettled consolidated obligation bonds, at par	62,000	—	62,000	196,500
Unsettled consolidated obligation discount notes, at par	1,083,406	—	1,083,406	583,940
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $23.9 million and $75.3 million at December 31, 2019 and December 31, 2018 respectively.
(2) Letters of credit in the amount of $4.3 billion and $3.9 billion at December 31, 2019 and December 31, 2018 respectively, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.5 million and $3.9 million as of December 31, 2019 and December 31, 2018, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2019 or December 31, 2018. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding of $9.8 billion and $8.7 billion at December 31, 2019 and December 31, 2018, and respectively.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

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

Notes 1, 8, 11, 13, 14, 15 and 17 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2019.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and seven Independent Directors. This is a reduction in the number of the 17 Director seats in 2019 which resulted from the Finance Agency’s annual adjustment of Director seats and elimination of one Delaware Member Director seat. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. § 1427 and 12 C.F.R. §§1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. §1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2019, 2018 and 2017, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships.

Mr. Madhukar Dayal resigned from the Board effective September 15, 2019 as a Delaware Member Director.

Mr. James R. Biery resigned from the Board effective November 30, 2019 as a Pennsylvania Member Director. Pursuant to Finance Agency Regulation 12 C.F.R. § 1261.14, the Board was required to elect an individual to fill the vacant seat for the remainder of the term. The Board elected Mr. Andrew W. Hasley, President of Standard Bank, PaSB, effective January 23, 2020.

Nomination of Independent Directors

For the remainder of directors (referred to as Independent Directors), the members elect these individuals on a district-wide basis to four-year terms. Independent Directors cannot be officers or directors of a Bank member. Independent Director nominees must meet certain statutory and regulatory eligibility criteria and must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, and risk management practices. In the case of a public interest Independent Director nominee, such nominee must have four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. See 12 C.F.R. §1261.7.

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

Mr. John K. Darr resigned his position as an Independent Director effective December 31, 2018. Pursuant to Finance Agency Regulation 12 C.F.R. § 1261.14, the Board elected Ms. Angel L. Helm, effective April 1, 2019, to fill the remainder of Mr. Darr’s term ending December 31, 2019.

Ms. Teresa Bazemore resigned her position as an Independent Director effective February 28, 2019. Pursuant to Finance Agency Regulation 12 C.F.R. § 1261.14, the Board elected Ms. Cheryl Johnson, effective April 1, 2019, to fill the remainder of Ms. Bazemore’s term ending December 31, 2020.

Ms. Cheryl Johnson resigned her position as an Independent Director effective July 15, 2019. Pursuant to Finance Agency Regulation 12 C.F.R. § 1261.14, the Board elected Dr. Howard B. Slaughter, Jr., effective January 1, 2020, to fill the remainder of Ms. Johnson’s term ending December 31, 2020. In addition, Dr. Slaughter also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

In 2019, 2018, and 2017, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. Prior to finalizing the Independent Director nominee slate, the Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2019, the Board selected incumbent directors Ms. Angel L. Helm and Ms. Louise M. Herrle as independent director nominees based on a determination that each met the required regulatory qualifications. Ms. Helm and Ms. Herrle were each elected to the Board by the Bank’s members in 2019 (for a term beginning January 2020).

In 2018, the Bank’s Board selected incumbent director Mr. Glenn R. Brooks as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Brooks was elected to the Bank’s Board in 2018 (for a term beginning January 2019).

In 2017, the Bank’s Board selected incumbent directors Rev. Luis A. Cortés and Mr. Thomas H. Murphy as independent director nominees based on a determination that they met the required regulatory qualifications. In the case of Mr. Murphy, he also had information technology expertise which the Board had previously identified as a skill need on the Board. In addition, Rev. Cortés also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

In 2016, the Bank’s Board selected incumbent director Mr. Patrick A. Bond as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Bond also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

2019 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. § 1427 and 12 C.F.R. § 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2019 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2019 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2019 designated by the Finance Agency.

In 2019, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. Part 1261. Following the determination of the Finance Agency, there were two Member Director seats up for election in 2019, one in Pennsylvania and one in Delaware. The Pennsylvania Member Director re-elected was Mr. William C. Marsh. The Delaware Member Director re-elected was Ms. Pamela C. Asbury. The Independent Directors re-elected were Ms. Angel L. Helm and Ms. Louise M. Herrle. Information about the results of the 2019 Member and Independent Director elections, including the votes cast, was reported in the Form 8-K filed on November 15, 2019.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 29, 2020) regarding each of the Directors currently serving on the Bank’s Board. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Bradford E. Ritchie (Member)[1]	52	2011	2022	(a)(b)(c)(d)(e)(f)(g)(h)
Louise M. Herrle (Independent)[2]	62	2018	2023	(a)(b)(c)(d)(e)(f)(g)(h)
Pamela C. Asbury (Member)[3]	55	2015	2023	(c)(e)(g)(h)
Patrick A. Bond (Independent)	70	2007	2020	(b)(f)(h)
Glenn R. Brooks (Independent)	56	2015	2022	(d)(e)(h)
Rev. Luis A. Cortés, Jr. (Independent)[4]	62	2007	2021	(d)(f)(g)(h)
Andrew W. Hasley (Member)[5]	55	2020	2020	(a)(d)(h)
Angel L. Helm (Independent)[6]	57	2019	2023	(a)(b)(h)
William C. Marsh (Member)	53	2012	2023	(a)(c)(g)(h)
Brendan J. McGill (Member)	51	2017	2020	(d)(f)(g)(h)
Lynda A. Messick (Member)[7]	67	2011	2022	(a)(d)(h)
Glenn E. Moyer (Member)	68	2018	2021	(a)(c)(g)(h)
Thomas H. Murphy (Independent)[8]	57	2016	2021	(c)(e)(g)(h)
Charles J. Nugent (Member)	71	2010	2021	(b)(f)(g)(h)
Dr. Howard B. Slaughter, Jr. (Independent)[9]	62	2020	2020	(c)(e)(h)
Jeane M. Vidoni (Member)	59	2019	2022	(b)(f)(h)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources and Diversity & Inclusion Committee
(g) Member of Executive Committee
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole Board.

1 Serves on the Executive and ERM Committees and as a non-voting ex-officio member of each other standing Board committee.
2 Serves on the Executive, ERM, Operational Risk and Finance Committees and as a non-voting ex-officio member of other committees. Pursuant to Finance Agency Regulation, Ms. Herrle was originally elected by the Board, effective September 10, 2018, to fill a seat vacated for a term ending December 31, 2019. See Form 8-K filed by the Bank on September 14, 2018.
3 Ms. Asbury was originally elected in 2015 by the Board to fill a seat vacated by a Delaware Member Director for a term ending December 31, 2015.
4 Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
5 Pursuant to Finance Agency Regulation, Mr. Hasley was elected by the Board to fill a seat, effective January 23, 2020, vacated by Mr. Biery for a term ending December 31, 2020.
6 Pursuant to Finance Agency Regulation, Ms. Helm was originally elected by the Board to fill a seat, effective April 1, 2019, vacated by Mr. Darr for a term ending December 31, 2019.
7 Ms. Messick was elected by the Board in 2011 to fill a seat vacated by a Delaware Member Director for a term that ended December 31, 2011. She was again elected in June 2012 to fill a seat vacated by another Delaware Member Director for a term that ended December 31, 2014.
8 Pursuant to Finance Agency Regulation, Mr. Murphy was originally elected by the Board effective November 14, 2016 to fill a seat vacated for a term ending December 31, 2017.
9 Pursuant to Finance Agency Regulation, Dr. Slaughter was elected by the Board, effective January 1, 2020, to fill a seat vacated by Ms. Johnson for a term ending December 31, 2020.

Bradford E. Ritchie (Chair). Bradford Ritchie joined the Board of Directors of the Bank in January 2011. Mr. Ritchie is President of Summit Community Bank. Prior to joining Summit Community Bank, he served as the President of Charleston Market of United Bank Inc. until July 2008. Before then, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA, a past president of the West Virginia Society of Certified Public Accountants, and a current board member of the Community

Bankers of West Virginia. Mr. Ritchie served on the Board of Trustees of the University of Charleston for 12 years and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

Louise M. Herrle (Vice Chair). Louise Herrle joined the Board of Directors of the Bank in September 2018. Ms. Herrle is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs and in capital market risk management. In addition, she has provided financial advisory services to Fortune 100 companies and was the leading architect of a financing platform for social impact investments. Ms. Herrle has received multiple awards for excellence in corporate financing and was a featured speaker for industry events and conferences throughout her career. She is the former Executive Board Chair of Strong Women, Strong Girls, Inc. and continues to serve on both the Executive and Pittsburgh Boards in addition to serving on the Advisory Board of Power Forward Inc. Ms. Herrle received her BSBA degree from Robert Morris College, holds a Series 79 and Series 66 license, and in 2019 became a National Association of Corporate Directors (NACD) Governance Fellow.

Pamela C. Asbury. Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 30 years of experience in the insurance industry. She currently serves as Senior Director, Long Term Care Inforce Products with previous leadership roles in Institutional Markets and Closed Block management. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business and is a certified Six Sigma Black Belt under the GE Capital Project Management Program.

Patrick A. Bond. Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is Chairman of the Board of Directors of Mid-Atlantic Holdings and serves on the Boards of Troy, LLC and Core10, Inc. Mr. Bond also serves as a Trustee of the West Virginia Investment Board and is a Board Member of the West Virginia Symphony Orchestra. He is a former member of the Bank’s Affordable Housing Advisory Council.

Glenn R. Brooks. Glenn Brooks joined the Board of Directors of the Bank in January 2015 and was reelected to the Board of Directors in 2018 for a term beginning January 2019. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for promoting, directing, and overseeing the expansion and growth of the Weiner organization’s development activities and is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. He holds a Bachelor of Business Degree from the College of William & Mary in Virginia. Mr. Brooks is a NACD Board Leadership Fellow.

Rev. Luis A. Cortés, Jr. Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 500 employees and manages a $52 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital as well as on the Board of the Kimmel Center in Philadelphia. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two of which are focused on financial literacy.

Andrew W. Hasley. Andrew W. Hasley, CPA, MBA, joined the Board of Directors of the Bank in January 2020. Mr. Hasley has been President and a director of Standard AVB and Standard Bank since 2017. He was formerly the President, Chief Executive Officer and a director of Allegheny Valley Bancorp and Allegheny Valley Bank from 2006 through 2017. Prior to his work with Allegheny Valley, Mr. Hasley was President of NorthSide Bank and its holding company, NSD Bancorp, Inc. He has also served as President of Pennsylvania Capital Bank. Mr. Hasley’s banking experience dates back to December 1985. He audited financial institutions while employed at Ernst & Whinney and earned the Federal Thrift Regulator designation while employed by the Office of Thrift Supervision. Through his years of experience in this industry, Mr. Hasley has gained significant knowledge in all areas of executive bank management. He has been elected as Chairman of the Board of Directors of the Pennsylvania Association of Community Bankers and has taught continuing professional education for Pennsylvania State University on various banking-related subjects. Mr. Hasley has been active in local charities and his church, serving as President of the Board of Trustees of the Mt. Lebanon Evangelical Presbyterian Church, and is a board member of the Pittsburgh Zoo and PPG Aquarium, serving on the Zoo’s strategic planning and finance committees. Mr. Hasley is a 1985 graduate of Duquesne University in Pittsburgh, Pennsylvania, and obtained his MBA from Duquesne University in 1991. He currently is a member of the Federal Reserve Bank of Cleveland Community Depository Institutions Advisory Council.

Angel L. Helm. Angel Helm joined the Board of Directors of the Bank in April 2019. Ms. Helm is the former Managing Director of Wells Fargo Securities, from where she retired in 2012. Ms. Helm, effective January 6, 2020, is the Interim Chief Executive Officer of Safe Berks, an agency that provides a safe haven and ongoing support system for victims of domestic violence and sexual assault. She also formerly served as Interim Chief Executive Officer of Olivet Boys and Girls Club of Reading and Berks County. Ms. Helm is a Trustee of Caron Treatment Centers, a leading addiction treatment facility, where she currently serves as Finance Committee Chair and as a member of the Executive and Compensation Committees. She also serves on the Board of Directors of Alvernia University in Pennsylvania, where she is currently co-chair of the University’s $9 million capital campaign and previously served as Enrollment Committee Chair. Ms. Helm earned her MBA from St. Joseph’s University and received her B.A. in Business/Managerial Economics from Gettysburg College.

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

Lynda A. Messick. Lynda Messick joined the Board of Directors of the Bank in June 2012. Ms. Messick is a Director of County Bank Delaware and was formerly the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank, a community bank she helped found in 1979.  Ms. Messick also serves as a Chair of Atlantic Community Bankers Bank. Ms. Messick is former Chair of the Nanticoke Health Services board, a nonprofit health care provider in Sussex County Delaware. She left that board in 2018. She is a director of Micronic Technologies, a privately held water technology company.

Glenn E. Moyer. Glenn Moyer joined the Board of Directors of the Bank in January 2018. Mr. Moyer is a director of Univest Bank and Trust Co. and a director of Univest Financial Corporation, the bank’s holding company. Through his firm, Live Oak Strategies, LLC, he undertakes advisory engagements on a limited basis. Mr. Moyer served as Pennsylvania’s Secretary of Banking and Securities from 2011 to 2015 and as Board Chair of the Pennsylvania Housing Finance Agency and voting member of seven other Pennsylvania commonwealth boards during that same period. For more than 30 years prior to his service to the commonwealth, he held a variety of positions in commercial banking including Division President of Meridian Bancorp, Inc. and President, CEO and Director of The Elverson National Bank and of National Penn Bank and its holding company, National Penn Bancshares, Inc. He holds the degrees of Master of Business Administration from St. Joseph’s University, Master of Education from Eastern New Mexico University and Bachelor of Science from Pennsylvania State University. Following his graduation from Penn State, he served as an officer in the U.S. Air Force.

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

Dr. Howard B. Slaughter, Jr. Dr. Howard B. Slaughter, Jr. joined the Board of Directors of the Bank in January 2020. Dr. Slaughter is President and Chief Executive Officer of Habitat for Humanity of Greater Pittsburgh (Habitat Pittsburgh). Prior to joining Habitat Pittsburgh, he was President and Chief Executive Officer of Christian Management Enterprises, LLC. Dr. Slaughter serves on the boards of the Pennsylvania Economic Development Financing Authority, the Housing Alliance of Pennsylvania, the Howard Hanna Free Care Fund Foundation and the Mount Ararat Community Activity Center. He is also a member of the Operational Committee of the Pennsylvania Community Development Bank. He previously served on the board of the Pittsburgh Foundation, as well as on the Consumer Advisory Board of the Consumer Financial Protection Bureau and the Bank’s Affordable Housing Advisory Council. Dr. Slaughter is a veteran of the U.S. Navy. He also served in the 479th Field Artillery Brigade in the U.S. Army Reserves. He earned his doctorate degree in information systems and communications from Robert Morris University, a master’s degree in public management from Carnegie Mellon University’s H. John Heinz III School of Public Management, an MBA degree from Point Park University, a Bachelor of Arts degree from Carlow University and an Associate in Science degree in Financial Services from the Community College of Allegheny County.

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

Currently, the Audit Committee is composed of Messrs. Marsh (Chair), Hasley, and Moyer and Mses. Messick (Vice Chair) and Helm. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Marsh and Hasley are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Marsh, Hasley and Moyer and Ms. Messick are not independent. Ms. Helm is independent under that definition. All of the Directors presently serving on the Audit Committee are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 29, 2020) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	65	President and Chief Executive Officer
David G. Paulson	55	Chief Operating Officer
John P. Cassidy	56	Chief Technology and Operations Officer
Carolyn M. McKinney	57	Chief Human Resources Officer
Michael A. Rizzo	58	Chief Risk Officer
Dana A. Yealy	60	General Counsel and Corporate Secretary

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

David G. Paulson, Chief Operating Officer, joined the Bank in March 2010 as Director, Mortgage Finance and Balance Sheet Management. Mr. Paulson became the Managing Director of Capital Markets in 2012, Chief Financial Officer in 2013, and Chief Operating Officer in 2020. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities, including, as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a BS in Finance and an MBA, both from Duquesne University.

John P. Cassidy joined the Bank in 1999. In January 2020, Mr. Cassidy was promoted to Chief Technology and Operations Officer, having previously served as the Bank’s Chief Information Officer since 2012. He previously served as the Director of Information Technology since 2005. As Chief Technology and Operations Officer, Mr. Cassidy leads the Bank’s information technology and cyber security divisions as well as the member services and operations teams. Prior to joining the Bank, Mr. Cassidy held various IT leadership positions at DuPont, GMAC Mortgage, and Electronic Data Systems. In addition to a BS degree in Computer Science, Mr. Cassidy has an MBA with a focus on Information Technology from the Katz Graduate School of Business at the University of Pittsburgh.

Carolyn M. McKinney joined the Bank in December 2015 as Director, Human Resources and became Chief Human Resources Officer in March 2017. In her role, Ms. McKinney is responsible for strategic human resources leadership, including design and implementation of key initiatives in diversity and inclusion, talent management, organizational development and compliance. She advises the Board of Directors on executive performance management, succession planning and total rewards strategy, to name a few. Prior to joining the Bank in 2015, Ms. McKinney was Vice President, Human Resources at Peoples Natural Gas LLC. A certified Senior HR professional, Ms. McKinney holds a Bachelor of Fine Arts degree from Carnegie Mellon University, a Master of Science degree in Human Resource Management from La Roche College and has served on several regional non-profit boards, including Habitat for Humanity of Greater Pittsburgh.

Michael A. Rizzo joined the Bank in March 2010 and is the Bank’s Chief Risk Officer. Mr. Rizzo served as the Chief Risk Officer of Residential Finance Group, the U.S. residential mortgage lending unit of GMAC ResCap. In addition, Mr. Rizzo served as Chief Credit Officer for Ally (GMAC) Bank mortgage operations. Previous experience includes approximately 15 years in risk and portfolio management roles with Provident Bank in Cincinnati, FleetBoston Financial Corporation and BankBoston. During his seven years with the Office of the Comptroller of the Currency (OCC), Mr. Rizzo was a commissioned national bank examiner and a CPA. He holds a BS degree in Accounting from Bucknell University and is a former board member and chair of Habitat for Humanity of Greater Pittsburgh.

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

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Operating Officer (principal financial officer), Chief Accounting Officer, Controller, and those individuals who perform similar functions. A copy of the code of ethics, referred to as the Code of Conduct, is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. Any amendments or waivers to the Bank’s Code of Conduct that apply to the Bank's Chief Executive Officer, Chief Operating Officer (principal financial officer), Chief Accounting Officer, Controller, and those individuals who perform similar functions will be posted to the Bank’s public website.

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

2019 Compensation Philosophy

The Bank's compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success and thereby

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2019, the Bank's CEO and other Executives were compensated through a mix of base salary, incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks (using an “Overall Functional Heads” benchmark); and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets (using “Salary Rank” and “Job Specific” matches).

The peer group data was collected and analyzed by the Bank’s compensation consultant, McLagan, an Aon Hewitt company. For certain positions, when considering data from the larger peer group companies, and with input from McLagan, applicable job specific benchmarks for the Bank’s CEO and other Executives were identified, as they were determined to be market comparable and represented realistic employment opportunities. Typically, the identified positions at the larger peer group institutions were at a lower level than the comparative Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies). The Bank targets the median total compensation for the benchmarked positions. See the table below setting forth the peer companies used in benchmarking both base salary and incentive compensation. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits taken together for the CEO and other Executives provide a competitive compensation package.

For 2019, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts upon future Bank performance. Details regarding the 2019 incentive compensation goals are discussed below.

As discussed above, for 2019, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review for the CEO and other Executives which, along with consideration of the CEO’s and other Executives’ performance, is used to establish their annual base salaries. The following is a list of peers used in the benchmarking.

AIB	DBS Bank	Nordea Bank
Ally Financial Inc.	DZ Bank	Norinchukin Bank, New York Branch
Arvest	East West Bancorp	Northern Trust Corporation
Associated Bank	Eastern Bank	PacWest Bancorp
Australia & New Zealand Banking Group	Fannie Mae	People's United Bank, National Assoc.
Banco Bilbao Vizcaya Argentaria	Federal Home Loan Banks (1)	PNC Bank
Banco Itau Unibanco	Federal Reserve Banks (2)	Popular Community Bank
Bank Hapoalim	Fifth Third Bank	Rabobank
Bank of America Merrill Lynch	First Citizens Bank	Regions Financial Corporation
Bank of Hawaii	First Interstate BancSystem Inc	Royal Bank of Canada
Bank of New York Mellon	First Midwest Bank	Royal Bank of Scotland Group
Bank of Nova Scotia	First Republic Bank	Santander Bank, NA
Bank of the West	First Tennessee Bank/First Horizon	SchoolsFirst Federal Credit Union
Bayerische Landesbank	FirstBank Holding Company	Signature Bank - NY
BBVA Compass	Flagstar Bank	Simmons First National Corporation
Berkshire Bank	FNB Omaha	Societe Generale
BMO Financial Group	Freddie Mac	South State Bank
BNP Paribas	GE Capital	Standard Chartered Bank
Boeing Employees Credit Union	Golden 1 Credit Union	State Street Corporation
BOK Financial Corporation	Great Western Bank	Sterling National Bank
Branch Banking & Trust Co.	Hancock Bank	Sumitomo Mitsui Banking Corporation
Bremer Financial Corporation	HSBC	Sumitomo Mitsui Trust Bank
Brown Bothers Harriman	Huntington Bancshares, Inc.	SunTrust Banks
Capital One	ICBC Financial Services	SVB Financial Group
Cathay General Bancorp	ING	Synchrony Financial
Charles Schwab & Co.	Intesa Sanpaolo	Synovus
Chemical Financial Corporation	Investors Bancorp, Inc	TD Ameritrade
China Construction Bank	JP Morgan Chase	TD Securities
CIBC World Markets	KBC Bank	Texas Capital Bank
CIT Group	KeyCorp	The PrivateBank
Citigroup	Landesbank Baden-Wuerttemberg	Trustmark Corporation
Citizens Financial Group	Lloyds Banking Group	U.S. Bancorp
City National Bank	M&T Bank Corporation	UMB Financial Corporation
City National Bank of Florida	Macquarie Bank	Umpqua Holding Corporation
Comerica	MB Financial Inc.	UniCredit Bank AG
Commerce Bank	MidFirst Bank	United Bank - VA
Commerzbank	MUFG Bank, Ltd.	United Community Banks, Inc
Commonwealth Bank of Australia	MUFG Securities	Valley National Bank
Community Bank System Inc.	National Australia Bank	Webster Bank
Crédit Agricole CIB	Natixis	Wells Fargo Bank
Credit Industriel et Commercial - N.Y.	New York Community Bank	Westpac Banking Corporation
Cullen Frost Bankers, Inc.	Nord/LB	Zions Bancorporation
Notes:
(1) The Federal Home Loan Bank group includes all of the other Federal Home Loan Banks.
(2) Includes Federal Reserve Banks in Atlanta, Boston, Cleveland, Kansas City, Minneapolis, New York, Richmond, San Francisco and St. Louis.

Human Resources and Diversity & Inclusion Committee's Role and Responsibilities

The Human Resources and Diversity & Inclusion Committee of the Board (formerly known as the Human Resources and Office of Minority and Women Inclusion Committee) is responsible for the establishment and oversight of the CEO's compensation and oversight of other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

Additionally, the Human Resources and Diversity & Inclusion Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank's Human Resources Department (HR Department), to assist in performing its duties regarding the CEO's and other Executives' compensation.

Role of the Federal Housing Finance Agency

The FHLBank’s regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if a FHLBank is undercapitalized, the Director of the Finance Agency may also restrict executive compensation; and (3) if a FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments in the event that an FHLBank is subject to a triggering event (for example, insolvency, subject to appointment of a conservator or receiver). Under the Finance Agency Executive Compensation Regulation, additional advance notice and approval requirements are imposed in regard to an FHLBank entering into or adopting: (1) employment agreements; (2) severance policy/agreements; (3) incentive compensation award payouts; (4) material modifications to nonqualified plans; and (5) any ad hoc termination payments. The Finance Agency has implemented this authority by requiring the FHLBanks to submit to the Agency for non-objection salary, incentive compensation and benefits changes which affect an FHLBank’s NEOs.

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

Determining the CEO's Cash Compensation

For 2019, the Human Resources and Diversity & Inclusion Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all of the peer groups as listed in the tables above. After consideration of this analysis, the Board established Mr. Watson’s 2019 base salary at $881,007.

Determining Other Executives' Cash Compensation

In 2019, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources and Diversity & Inclusion Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives. Effective January 1, 2019, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2019 Executive Officer Incentive Compensation Plan (2019 Plan). The 2019 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2019 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	60%	75%	100%
COO	55%	70%	85%
CFO	50%	65%	80%
Other NEOs	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2019 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2019 current awards and deferred incentive award installments would be paid under the 2019 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2019 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2019 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.15 to the 2018 Form 10-K for the full terms of the 2019 Plan.

2020 Executive Officer Incentive Compensation Plan (2020 Plan). The 2020 Plan is materially the same as the 2019 Plan noted above with the same performance requirements and award eligibility levels. Following December 31, 2020, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2020 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2020 current awards and deferred incentive award installments would be paid under the 2020 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2021
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2022
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2023
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2024
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2020 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2020” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2020 Plan are the same as set forth in the 2019 Plan described above. See Exhibit 10.15 to this Form 10-K for the full terms of the 2020 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2019.

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

•
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

•
For all employees hired between January 1, 2008 and December 31, 2018, benefits under the plan are based upon a 1.5% accrual rate, the employees' years of benefit service and the average annual salary for the five consecutive years of highest salary during benefit service. The regular form of retirement benefit payment is guaranteed for the life of the retiree but not less than 120 monthly installments. If a retiree dies before 120 monthly installments have been paid, the beneficiary would be entitled to the commuted value of such unpaid installments paid in a lump sum. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

•
Employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits. For all employees hired prior to January 1, 2019, benefits will continue to accrue. If an employee was terminated prior to January 1, 2019 and then is subsequently re-hired on or after January 1, 2019, he/she is not eligible to re-join the Pentegra Defined Benefit Plan unless the break in service is less than 12 consecutive months. The CEO and other Executives were hired prior to January 1, 2019 and are not impacted by this change in benefits.

The CEO and other Executives, which were hired prior to January 1, 2019, also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $280 thousand for 2019.

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

Qualified and Nonqualified Defined Contribution Plans

Eligible employees have the option to participate in the Pentegra Defined Contribution Plan for Financial Institutions (Thrift Plan), a qualified defined contribution plan under the IRC. Subject to IRC and Thrift Plan limitations, employees can contribute up to 50% of their base salary in the Thrift Plan. The Bank matches 100% of employee contributions up to 6% of total eligible earnings. This match contribution is immediately vested.

For all employees hired on or after January 1, 2019, the Bank will also contribute under the Thrift Plan an amount equal to 4% of total eligible earnings annually if the following eligibility requirements are met: (1) employed on December 31; (2) completed 1,000 hours of service during the plan year. This contribution is vested after 3 years of service. The CEO and other Executives were hired prior to January 1, 2019 and are not impacted by this change in benefits.

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

The CEO and other Executives may defer up to 80% of their eligible cash compensation, less their contributions to the qualified Thrift Plan. For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:

•	200% on employee’s 3% contribution, up to 6% of total eligible earnings; less

•	The Bank's matching contribution to the qualified Thrift Plan.

The terms of the Supplemental Thrift Plan generally provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources and Diversity & Inclusion Committee, and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

The current incentive award portion of any incentive compensation award for the CEO and other Executives is eligible for a Bank matching contribution under the Supplemental Thrift Plan; any incentive award installments further deferred to the Supplemental Thrift Plan are not eligible for a Bank matching contribution. Effective June 21, 2019 for plan year 2019 and subsequent plan years if a Supplemental Thrift Plan participant has contributed the maximum amount of employee contributions under the qualified Thrift Plan but was credited with matching Bank contributions to the Thrift Plan at a limited level due to IRC or Thrift Plan limitations, the participant shall be credited with an additional Bank contribution to the Supplemental Thrift Plan calculated after taking into account the Bank matching contributions actually credited to the Thrift

Plan for the plan year. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

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

•
For the other Executives, a payment of two times target incentive award opportunity in the year of termination, a pro-rated incentive payment in the year of termination and a payment equal to the additional benefit that the other Executives would have received under the Bank’s qualified and nonqualified retirement plans calculated as if the other Executives had two additional years of both age and service at the time of separation from the Bank;

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

Compensation Committee Interlocks and Insider Participation

During 2019, the following directors served on the Bank’s Human Resources and Diversity & Inclusion Committee: Mr. Brendan J. McGill, Chair, Rev. Luis A. Cortés Jr., Vice Chair, Mr. Madhukar (Duke) Dayal, Mr. Charles J. Nugent and Ms. Jeane M. Vidoni. No member of the Bank’s Human Resources and Diversity & Inclusion Committee has at any time been an officer or employee of the Bank. None of the Bank’s executive officers have served, or are serving, on the Board of Directors or the compensation committee of any entity whose executive officers served on the Bank’s Human Resources and Diversity & Inclusion Committee or Board of Directors. With respect to related party transactions, if any, and the independence of the Directors serving on the Human Resources and Diversity & Inclusion Committee during 2019, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources and Diversity & Inclusion Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources and Diversity & Inclusion Committee has recommended to the Board that the CD&A be included in the Bank’s 2019 Form 10-K.

The Human Resources and Diversity & Inclusion Committee of the Board of Directors:

Mr. Brendan J. McGill         Chair
Ms. Jeane M. Vidoni        Vice Chair
Mr. Patrick A. Bond
Rev. Luis A. Cortés, Jr.
Mr. Charles J. Nugent

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2019	$881,007	$—	$881,007	$603,000	$80,254	$2,445,268
	2018	839,055	—	839,055	246,000	78,233	2,002,343
	2017	806,783	—	815,271	480,000	72,808	2,174,862
Kristina K. Williams (2) Chief Operating Officer	2019	$566,830	$—	$490,494	$899,000	$53,260	$2,009,584
	2018	545,029	—	472,337	97,000	37,418	1,151,784
	2017	509,373	—	422,452	502,000	46,697	1,480,522
David G. Paulson (3) Chief Financial Officer	2019	$449,944	$—	$364,811	$329,000	$40,358	$1,184,113
	2018	432,639	—	348,628	72,000	38,164	891,431
	2017	404,335	—	302,956	195,000	34,639	936,930
Michael A. Rizzo (4) Chief Risk Officer	2019	$403,649	$—	$290,367	$277,000	$26,123	$997,139
	2018	395,734	—	283,989	58,000	23,766	761,489
	2017	380,513	—	255,581	177,000	30,077	843,171
Dana A. Yealy (5) General Counsel	2019	$386,729	$—	$276,110	$1,075,000	$30,883	$1,768,722
	2018	371,855	—	268,133	208,000	29,735	877,723
	2017	357,553	—	241,627	691,000	28,337	1,318,517
Notes:

(1)
For 2019, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2019 performance against goals as set forth below as well as deferred incentive earned in 2019 under the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. The actual incentive calculation for 2019 performance resulted in a 100.7% of base salary; per the 2019 Plan, the payment must not exceed 100% of base salary rate so the actual payout was capped at 100% of the 2019 base salary rate. All other compensation included employer contributions to defined contribution plans of $75,196 and the remainder is insurance premium contributions. For 2018, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $74,144 and the remainder is insurance premium contributions. For 2017, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $70,080 and the remainder is insurance premium contributions.

(2)
For 2019, Ms. Williams’ non-equity incentive plan compensation was the incentive plan described above and was based on the 2019 performance against goals as set forth below as well as deferred incentive earned in 2019 under the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $47,679 and the remainder is insurance premium contributions. For 2018, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $32,669 and the remainder is insurance premium contributions. For 2017, Ms. William’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $42,446 and the remainder is insurance premium contributions. Note that Ms. Williams resigned her employment with the Bank, effective January 3, 2020. Ms. Williams is eligible for certain compensation and benefits as a Bank retiree.

(3)
For 2019, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2019 performance against goals as set forth below as well as deferred incentive earned in 2019 under the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $37,201 and the remainder is insurance premium contributions. For 2018, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,541 and the remainder is insurance premium contributions. For 2017, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $33,026 and the remainder is insurance premium contributions. Effective January 23, 2020, Mr. Paulson became the Chief Operating Officer of the Bank. He no longer holds the title of Chief Financial Officer but continues to function as the Bank’s principal financial officer.

(4)
For 2019, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2019 performance against goals as set forth below as well as deferred incentive earned in 2019 under the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,220 and the remainder is insurance premium contributions. For 2018, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $23,744 and the remainder is insurance premium contributions. For 2017, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $30,054 and the remainder is insurance premium contributions.

(5)
For 2019, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on the 2019 performance against goals as set forth below as well as deferred incentive earned in 2019 under the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $30,863 and the remainder is insurance premium contributions. For 2018, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $29,713 and the remainder is insurance premium contributions. For 2017, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2017 Form 10-K as well as deferred incentive earned in the 2014, 2015, and 2016 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $28,314 and the remainder is insurance premium contributions.

(6)
The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2019, the annual total compensation of the CEO, as reported in the SCT above was $2,445,268, and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $183,751. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 13 to 1.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2019, the Bank’s employee population consisted of 229 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2019 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the entire fiscal year ending December 31, 2019 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2019, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 18 full-time employees who were hired in 2019 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2019 for the 2018 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2019, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2019, rather than use the same median employee identified in the Bank’s 2018 Form 10-K for the year ending December 31, 2018.

For any employee not employed by the Bank on the date that cash incentive awards were paid during 2019 for the 2018 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed on such date. The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2018 Bankwide goals (refer to these goals in Exhibit 10.14 in the Bank’s 2018 Form 10-K) and (2) the incentive compensation payouts in 2019 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $183,751 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions.

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

A.
Increase member use of core products by year-end 2019. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door, and Home4Good) (30% weighting);

B.	Profitability as measured by adjusted earnings relative to GAAP capital in excess of average three month LIBOR within identified risk parameters (30% weighting);

C.	Key risk indicator (KRI) performance (10% weighting);

D.	Peer operating expense scorecard - basket of four metrics (10% weighting);

E.	Diversity and inclusion strategic plan (10% weighting); and

F.	Data management plan (10% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2019 GAAP net income	$316,925
Adjustments:
Advance prepayment fees	$(10,171)
Mortgage delivery commitments	1,106
Earnings at risk (EaR) and unrealized gain/loss on securities	20,401
Derivative ineffectiveness	1,077
Subtotal - adjustments	$12,413
AHP	(1,241)
Adjusted earnings (non-GAAP)	$328,097

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2019 Plan.

		To Achieve:				Payout % (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2019 Results	CEO	COO	CFO	Other NEOs
A	30%	720	750	800	794	29.10%	24.96%	23.46%	20.46%
B	30%	347	417	487	449 bps	25.93%	23.06%	21.56%	18.56%
C	10%	8 of 12	10 of 12	12 of 12	1 month interpolated x 50%; 2 months interpolated; 9 months @ Maximum	9.32%	7.99%	7.51%	6.55%
D	10%	Rank 9	Rank 6	Rank 3	Rank 8	6.50%	6.00%	5.50%	4.50%
E	10%	1 of 3	2 of 3	3 of 3	3	10.00%	8.50%	8.00%	7.00%
F	10%	1 of 3	2 of 3	3 of 3	3	10.00%	8.50%	8.00%	7.00%
Total Payout						90.85%	79.01%	74.03%	64.07%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2019 Plan which is Exhibit 10.15 to the Bank’s 2018 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2019 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $(2)	2019 actual incentive payout (A)	2018 deferred incentive $ (B)	2017 deferred incentive $ (C)	2016 deferred incentive $ (D)	Total incentive payout (3)
Winthrop Watson (4)	$881,007	100%	$881,007	$394,230	$170,992	$165,279	$150,506	$881,007
Kristina K. Williams	$566,830	85%	$481,806	$223,918	$94,912	$89,140	$82,524	$490,494
David G. Paulson	$449,944	80%	$359,955	$166,541	$70,852	$66,547	$60,871	$364,811
Michael A. Rizzo	$403,649	70%	$282,554	$129,308	$56,598	$54,302	$50,159	$290,367
Dana A. Yealy	$386,729	70%	$270,710	$123,887	$53,183	$51,398	$47,642	$276,110
Notes:
(1) Base salary in effect on December 31, 2019 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2019 in 2020 (see column A) and the remaining amount will be deferred and contingently payable in 2021, 2022 and 2023.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D). As noted below, if both of the Stated Bank Performance Criteria are met in the preceding year, deferred incentive payments will be at 125% of the deferred amount.
(4) The actual incentive calculation for 2019 performance resulted in a 100.7% of base salary for Mr. Watson; per the 2019 Plan, the payment must not exceed 100% of base salary for the CEO so the actual payout was capped at 100% of the 2019 base salary rate.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2019 distributable under the 2016, 2017, 2018 and 2019 plans.

Name and Principal Position	Amount Distributable in 2020	Amount Distributable in 2021	Amount Distributable in 2022	Amount Distributable in 2023	Total(1)
Winthrop Watson President and CEO	$486,776	$503,022	$337,744	$166,752	$1,494,294
Kristina K. Williams Chief Operating Officer	$266,576	$277,351	$188,211	$93,299	$825,437
David G. Paulson Chief Financial Officer	$198,271	$206,791	$140,244	$69,392	$614,698
Michael A. Rizzo Chief Risk Officer	$161,060	$164,779	$110,476	$53,878	$490,193
Dana A. Yealy General Counsel	$152,223	$156,201	$104,803	$51,620	$464,847
Notes:
(1) Based on the provisions of the 2016, 2017, 2018 and 2019 Executive Officer Incentive Compensation Plans, the deferral amount from the 2016, 2017, 2018 and 2019 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Prior to 2018, earnings are defined as base salary as of January 1. As of 2018, earnings are defined as base salary as in effect for each month of the year. Earnings are subject to an annual IRS limit of $280 thousand for 2019. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. As noted above, employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits.

The participant's accrued benefits are calculated as of December 31, 2018 and December 31, 2019. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2018, 55% of the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2018) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2018. As of December 31, 2019, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2019) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2019. The interest rates used are 4.22% as of December 31, 2018 and 3.22% as of December 31, 2019. The difference between the present value of the December 31, 2019 accrued benefit and the present value of the December 31, 2018 accrued benefit is the “change in pension value” for the Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2018 and December 31, 2019. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2018, the benefit is valued using the RP-2014 mortality table for white collar workers (with mortality improvement scale MP-2018). As of December 31, 2019, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2019). As of December 31, 2018, the benefit is valued using an interest rate of 4.22% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 3.75%. As of December 31, 2019, the benefit is valued using an interest rate of 3.22% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 2.50%. The difference between the present value of the December 31, 2019 accrued benefit and the present value of the December 31, 2018 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2019 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2019 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2019 Plan, not actual performance. Actual performance under the 2019 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2019 Grants

Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2019	Amount Payable 2020	Amount Payable 2021	Amount Payable 2022	Amount Payable 2023
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $528,604 $660,756 $881,007	50% Payout $264,302 $330,378 $440,504	Deferred Amount $110,126 $137,657 $183,543	Deferred Amount $110,126 $137,657 $183,543	Deferred Amount $110,126 $137,657 $183,543
Kristina K. Williams(1) Chief Operating Officer	Threshold Target Maximum	Total Opportunity $311,757 $396,871 $481,806	50% Payout $155,878 $198,391 $240,903	Deferred Amount $64,949 $82,663 $100,376	Deferred Amount $64,949 $82,663 $100,376	Deferred Amount $64,949 $82,663 $100,376
David G. Paulson Chief Financial Officer	Threshold Target Maximum	Total Opportunity $224,972 $292,464 $359,955	50% Payout $112,486 $146,232 $179,978	Deferred Amount $46,869 $60,930 $74,991	Deferred Amount $46,869 $60,930 $74,991	Deferred Amount $46,869 $60,930 $74,991
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $161,459 $222,007 $282,554	50% Payout $80,730 $111,003 $141,277	Deferred Amount $33,637 $46,251 $58,865	Deferred Amount $33,637 $46,251 $58,865	Deferred Amount $33,637 $46,251 $58,865
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $154,692 $212,701 $270,710	50% Payout $77,346 $106,351 $135,355	Deferred Amount $32,277 $44,313 $56,398	Deferred Amount $32,277 $44,313 $56,398	Deferred Amount $32,277 $44,313 $56,398
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
(1) Ms. Williams retired from the Bank, effective January 3, 2020. As Ms. Williams is a retiree under the Bank’s 2020 Plan, she is eligible to receive the above future payments at the same time, and in the same manner, that such payments are made to the CEO and other Executives.

Stated Bank Performance Criteria, 2019. Payment of each deferred incentive award installment in 2021, 2022, and 2023 related to December 31, 2019 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

2020 Grants

Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2020	Amount Payable 2021	Amount Payable 2022	Amount Payable 2023	Amount Payable 2024
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $555,035 $693,793 $925,058	50% Payout $277,517 $346,897 $462,529	Deferred Amount $192,720	Deferred Amount $192,720	Deferred Amount $192,720
Kristina K. Williams(1) Chief Operating Officer	Threshold Target Maximum	Total Opportunity $324,227 $412,653 $501,078	50% Payout $162,113 $206,326 $250,539	Deferred Amount $104,391	Deferred Amount $104,391	Deferred Amount $104,391
David G. Paulson(2) Chief Financial Officer	Threshold Target Maximum	Total Opportunity $272,250 $346,500 $420,750	50% Payout $136,125 $173,250 $210,375	Deferred Amount $87,656	Deferred Amount $87,656	Deferred Amount $87,656
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $163,074 $224,227 $285,380	50% Payout $81,537 $112,113 $142,690	Deferred Amount $59,454	Deferred Amount $59,454	Deferred Amount $59,454
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $159,333 $219,082 $278,832	50% Payout $79,666 $109,541 $139,416	Deferred Amount $58,090	Deferred Amount $58,090	Deferred Amount $58,090
Notes: As described above in the 2020 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2020 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2022, 2023, and 2024 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.
(1) Ms. Williams retired from the Bank, effective January 3, 2020. As Ms. Williams is a retiree under the Bank’s 2020 Plan, she is eligible to receive the above future payments, calculated in accordance with the short term length of her service at the Bank during 2020, at the same time and in the same manner, that such payments are made to the CEO and other Executives.
(2) Mr. Paulson became Chief Operating Officer on January 23, 2020. Mr. Paulson’s total opportunity and estimated payouts reflect compensation adjustments made effective January 1, 2020 in connection with his promotion to Chief Operating Officer. The above assumes Finance Agency non-objection which is pending.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2020. The actual amount of the payout will be based on the executives' base salary at December 31, 2020.

Under the 2020 Plan, the actual annual award opportunity for January 1, 2020, through December 31, 2020, and payouts are based on a percentage of the executive's base salary as of December 31, 2020. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows.

•
Optimize member use of core products by year-end 2020. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door and Home4Good) (30% weighting);

•	Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average Federal funds rate within identified risk parameters (30% weighting);

•	KRI performance of 12 KRIs over 12 months (10% weighting);

•	Peer operating expense scorecard - basket of three metrics (10% weighting);

•	Diversity and inclusion strategic plan (10% weighting); and

•	LIBOR transition project (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2020 Plan. See Exhibit 10.15 to this Form 10-K.

Stated Bank Performance Criteria, 2020. Payment of each deferred incentive award installment in 2022, 2023, and 2024 related to December 31, 2020 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	9.58	$586,000	$—
	SERP	10.08	$2,088,000	$—
Kristina K. Williams(1) Chief Operating Officer	Pentegra Defined Benefit Plan	14.50	$965,000	$—
	SERP	15.00	$1,950,000	$—
David G. Paulson Chief Financial Officer	Pentegra Defined Benefit Plan	9.25	$416,000	$—
	SERP	9.75	$495,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	9.33	$468,000	$—
	SERP	9.83	$448,000	$—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	33.83	$2,584,000	$—
	SERP	34.33	$2,210,000	$—
Notes:
(1) Ms. Williams retired from the Bank, effective January 3, 2020. As Ms. Williams is a retiree under the SERP, she is eligible to receive payments in accordance with her payment elections, with such payments commencing in 2020.

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2019, Mr. Watson, Ms. Williams, Mr. Rizzo, and Mr. Yealy were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2019	Registrant Contributions in 2019	Aggregate Earnings (Losses) in 2019	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2019
Winthrop Watson (1) President and CEO	$548,356	$68,588	$689,109	$—	$4,670,731
Kristina K. Williams (2) Chief Operating Officer	$28,679	$30,879	$219,972	$—	$1,840,791
David G. Paulson Chief Financial Officer	$158,500	$32,701	$117,075	$—	$1,076,618
Michael A. Rizzo Chief Risk Officer	$69,806	$18,165	$204,363	$—	$916,701
Dana A. Yealy (3) General Counsel	$281,617	$23,128	$556,108	$(92,700)	$3,207,252
Notes:
(1) For Mr. Watson, balance as of December 31, 2019 includes further deferral of deferred incentive compensation of $93,365 and applicable investment earnings of $3,471.
(2) Ms. Williams retired from the Bank, effective January 3, 2020. As Ms. Williams is a retiree under the Bank’s Supplemental Thrift Plan, she is eligible to receive payments in accordance with her payment elections, with such payments commencing in 2020.
(3) For Mr. Yealy, balance as of December 31, 2019 includes further deferral of deferred incentive compensation of $140,494 and applicable investment earnings of $7,910.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Amounts shown as "Executive Contributions in 2019" were deferred and reported as "Salary" and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as "Registrant Contributions in 2019" are reported as "All Other Compensation" in the SCT. Amounts shown as “Aggregate Earnings (Losses) in 2019” have not been reported in the SCT as none of the CEO or other Executives received above-market preferential earnings. All contributions comprising a portion of the “Aggregate Balance at December 31, 2019” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2019.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$881,007	52 weeks	$13,151	12 months	$11,000	$905,158
Kristina K. Williams(3) Chief Operating Officer	52 weeks	$566,830	52 weeks	$15,008	12 months	$11,000	$592,838
David G. Paulson Chief Financial Officer	36 weeks	$311,500	36 weeks	$9,104	12 months	$11,000	$331,604
Michael A. Rizzo Chief Risk Officer	36 weeks	$279,449	36 weeks	$9,104	12 months	$11,000	$299,553
Dana A. Yealy General Counsel	52 weeks	$386,729	52 weeks	$13,151	12 months	$11,000	$410,880
Notes:
(1) Additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
(2) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
(3) Ms. Williams resigned her employment with the Bank, effective January 3, 2020.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	Potential Incentive Award(2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning(4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount(7)	Severance/ Defined Contribution Match Amount(6)*	Total
Winthrop Watson President and CEO	$2,634,212	$1,975,659	$19,726	$26,000	$1,015,000	$1,494,294	$276,592	$7,441,483
Kristina K. Williams Chief Operating Officer(8)	$1,133,661	$793,563	$22,511	$26,000	$894,000	$825,438	$115,633	$3,810,806
David G. Paulson Chief Financial Officer	$899,888	$584,927	$19,726	$26,000	$348,000	$614,697	$89,089	$2,582,327
Michael A. Rizzo Chief Risk Officer	$807,297	$444,013	$19,726	$26,000	$372,000	$490,193	$75,079	$2,234,308
Dana A. Yealy General Counsel	$773,459	$425,402	$19,726	$26,000	$898,000	$464,847	$71,932	$2,679,366
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
(7) The 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2016, 2017, and 2018 current incentive award. The 2019 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2019 current incentive award would also be paid out upon a CIC event along with the 2016, 2017, and 2018 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12.2 to the Bank’s 2015 Form 10-K for the terms of the 2016 Plan. See Exhibit 10.12.3 to the Bank’s 2016 Form 10-K for the terms of the 2017 Plan. See Exhibit 10.12.3 to the Bank’s 2017 Form 10-K for the terms of the 2018 Plan. See Exhibit 10.15 to the Bank’s 2018 Form 10-K for the terms of the 2019 Plan.
(8) Ms. Williams resigned her employment with the Bank, effective January 3, 2020.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2019 Directors’ Compensation Policy (2019 Compensation Policy) as adopted by the Bank's Board. Under the 2019 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2019.

	Retainer Fees	Meeting Fees	Total
Board Chair	$72,500	$72,500	$145,000
Board Vice Chair	$61,248	$61,252	$122,500
Committee Chair	$61,248	$61,252	$122,500
Director	$54,996	$55,004	$110,000
The 2019 Compensation Policy fee levels were as set forth in Exhibit 10.4.1 to the Bank's 2018 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2019 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2019.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Patrick A. Bond (Chair)	$145,000	$20	$145,020
Lynda A. Messick (Vice Chair)	122,500	20	122,520
Pamela C. Asbury	110,000	20	110,020
Teresa B. Bazemore*	18,200	20	18,220
James R. Biery*	97,230	20	97,250
Glenn R. Brooks	110,000	20	110,020
Luis A. Cortés Jr.	122,500	20	122,520
Madhukar (Duke) Dayal*	84,300	20	84,320
Angel L. Helm*	77,911	20	77,931
Louise M. Herrle	110,000	20	110,020
Cheryl L. Johnson*	34,300	20	34,320
William C. Marsh	122,500	20	122,520
Brendan J. McGill	122,500	20	122,520
Glenn E. Moyer	110,000	20	110,020
Thomas H. Murphy	122,500	20	122,520
Charles J. Nugent	122,500	20	122,520
Bradford E. Ritchie	122,500	20	122,520
Jeane M. Vidoni	110,000	20	110,020
* Served on the Board for only a portion of 2019.

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2019 received the maximum total fees. In 2019, the Bank had a total of seven Board meetings and 51 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $20 per director annual premium for director travel and accident insurance.

For 2020, the Bank's Board adopted and submitted to the Finance Agency the 2020 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2019 Directors’ Compensation Policy. In February 2020, the Bank’s Board approved an Amended 2020 Directors’ Compensation Policy and submitted it to the Finance Agency for non-objection. The Amended 2020 Directors' Compensation Policy provides for total fees for the Chair of $142,500; $122,500 for the Vice Chair and for each of the Committee Chairs; and $112,500 for each of the other Directors. See Exhibit 10.4.2 to the Bank’s 2019 Form 10-K for additional details on the Amended 2020 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2020

Name	Address	Capital Stock	% of Total Capital Stock
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	$596,600,000	19.9%
Ally Bank (b)	200 West Civic Centre Drive Sandy, Utah 84070	552,249,000	18.4%
Santander Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	284,091,600	9.5%
JP Morgan Chase Bank, N.A. (c)	1111 Polaris Parkway Columbus, Ohio 43240	280,000,000	9.3%
First National Bank of Pennsylvania	166 Main Street Greenville, Pennsylvania 16125	229,610,000	7.7%
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(b) For Bank membership purposes, principal place of business is Horsham, PA.
(c) Chase Bank USA, N.A. became a non-member as its charter was merged with and into JP Morgan Chase Bank, N.A,. an entity outside of the Bank’s district.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2020

Name	Address	Capital Stock	% of Total Capital Stock
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	$77,037,900	2.6%
Genworth Life Insurance Company	251 Little Falls Drive Wilmington, Delaware 19808	17,745,300	0.6%
Univest Bank and Trust Company	10 West Broad Street Souderton, Pennsylvania 18964	16,996,900	0.6%
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	15,524,400	0.5%
Standard Bank, PASB	2640 Monroeville Boulevard Monroeville, Pennsylvania 15146	7,689,600	0.3%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	5,327,200	0.2%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	4,824,600	0.2%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	4,677,600	0.2%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	4,303,800	0.1%
County Bank	19927 Shuttle Road Rehoboth Beach, Delaware 19971	161,400	*
*Less than 0.1%.
Note: In accordance with Section 10(c) of the Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans and other indebtedness to the Bank.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Corporate Governance Principles” which are available at www.fhlb-pgh.com by first clicking “About Us” and then “Corporate Governance Principles and Standards”. The Corporate Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, Pennsylvania 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank’s members.

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

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007 (most recently updated effective November 1, 2019); the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2020. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

In December, 2017 under the Related Person Transaction Policy the Governance and Public Policy Committee approved a $392,480 Bank Affordable Housing Program (AHP) grant to an affordable housing project that Esperanza, the non-profit organization for which Rev. Cortés serves as executive director, sponsored; provided that the project scored well enough under the Bank’s AHP competitive requirements and otherwise complies with the terms of applicable Bank policies. Esperanza is likely to submit additional AHP applications in the future. In addition, Esperanza received charitable contributions for the National Hispanic Prayer Breakfast of $10,000 in 2018 and 2015.

Habitat for Humanity of Greater Pittsburgh (Habitat), the non-profit organization for which Dr. Slaughter serves as President and Chief Executive Officer, routinely submits AHP projects for funding. While no AHP subsidies have been awarded to Habitat-sponsored projects since Dr. Slaughter became a Bank Director in January 2020, prior to this the Bank approved the following AHP subsidies for projects in which Habitat serves as project sponsor: (a) a $300,000 subsidy in December 2019; and (b) a $225,000 subsidy in December 2018. Both of these projects were awarded AHP subsidies only after meeting the competitive regulatory application scoring requirements. Habitat is likely to submit additional AHP applications in the future. In addition, Habitat has received charitable contributions from the Bank. While no charitable contributions have been made to Habitat since Dr. Slaughter became a Bank Director, Habitat most recently received a $10,000 charitable contribution from the Bank in May 2019.

Light of Life Rescue Mission is a non-profit organization to which Ms. Herrle has provided volunteer assistance and technical support with respect to fundraising, including seeking funding through programs such as FHLBank AHPs. This organization submitted an AHP project for funding in 2019 which met the competitive regulatory application scoring requirements and was approved for a $749,999 AHP grant in December 2019. Ms. Herrle did not participate in the Bank’s review or approval of this AHP project for funding.

On February 19, 2009, the Governance and Public Policy Committee approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase (including TLGP investments) and other money market transactions with Bank members, including five (5) percent or greater shareholders of the Bank and Member Directors’ institutions. Beginning in 2011, the Governance and Public Policy Committee continued re-authorization in regard to additional member money market transactions annually. All such transactions must be in accordance with the terms of the Bank’s investment and counterparty policy statements and limits.

In 2019, the Bank engaged in Federal funds transactions with the following related persons:

•
First National Bank of Pennsylvania. The largest principal amount of Federal funds outstanding with First National Bank of Pennsylvania in 2019 was $400 million and the total amount of interest paid on Federal Funds was $8,457,539.

•	Fulton Bank, N.A. The largest principal amount of Federal funds outstanding with Fulton Bank, N.A. in 2019 was $50 million and the total amount of interest paid on Federal funds was $14,511.

•	PNC Bank, N.A. The largest principal amount of Federal funds outstanding with PNC Bank, N.A. in 2019 was $800 million and the total amount of interest paid on Federal funds was $133,675.

Beginning January 1 through February 29, 2020, the Bank had $16 billion of additional Federal funds transactions with related persons and the aggregate amount of interest paid on such transactions was $1,053,472.

In 2019, the Bank had funds on deposit with JP Morgan Chase Bank, N.A. (JP Morgan) (acquired Bank stock via merger of the Bank’s former member Chase Bank USA, N.A.). In 2019, the maximum amount of Bank funds on deposit at JP Morgan was $625,963,622, and JP Morgan paid the Bank $8,285,655 in interest on such deposits. As of February 29, 2020, the Bank had $338,056,958 in funds on deposit with JP Morgan, and from January 1, 2020 through February 29, 2020, JP Morgan paid the Bank $831,612 in interest on its deposits with JP Morgan.

In addition, in 2019 the Bank had a maximum notional amount of $268,099,954 in derivatives transactions outstanding with JP Morgan under an ISDA master agreement executed with JP Morgan in 1995. The Governance and Public Policy Committee has ratified and authorized continued derivative transactions meeting the terms of the Bank’s applicable credit and other policies with JP Morgan. As of February 29, 2020, the notional amount of derivatives transactions outstanding with JP Morgan under the above-referenced ISDA master agreement was $27,651,848.

InCapital, the firm for which Ms. Herrle served as a Managing Director until her retirement in May 2019, is an approved Bank broker dealer for both debt issuance and Bank investment transactions. For 2019, the Governance and Public Policy Committee approved a standing authorization under the Bank’s Related Person Transaction Policy for the Bank to continue to use InCapital as a broker/dealer for additional transactions. A similar standing authorization was neither sought nor required under the Bank’s Related Person Transaction Policy for 2020 since Ms. Herrle is no longer affiliated with InCapital. In 2019, the Bank did not utilize InCapital as a broker dealer to issue debt or to execute any investment transactions.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance and Public Policy Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2020, the Committee considered the previously approved member/stockholder money market transactions as described above and derivatives transactions with JP Morgan and determined to continue the authorization of new Related Person Transactions with these entities.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 16. As of February 29, 2020, the Board was comprised of 16 directors: nine Member Directors and seven Independent Directors. Currently, the Board has its full complement of Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2019 and through February 29, 2020, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2019 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 29, 2020 and as of the date of this filing, all members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Human Resources and Diversity & Inclusion Committee are not independent, which members of its Audit Committee are not independent and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board or its Human Resources and Diversity & Inclusion, or Audit Committees.

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 29, 2020, with respect to the Bank’s directors, seven of the Bank’s Independent Directors, Directors Herrle, Bond, Brooks, Cortés, Helm, Murphy, and Slaughter are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including both when Director Cortés was a Bank Director and when he was not a Bank Director. Similarly, in determining that Director Brooks was independent, the Board considered that Leon N. Weiner & Associates, Inc., the organization for which Director Brooks serves as President, has received AHP grants from the Bank from time to time, including both when Director Brooks was a Bank Director and when he was not a Bank Director. For Director Herrle, the Board considered both (1) the Bank's transactions with Ms. Herrle's former firm, InCapital; and (2) the Bank’s AHP grant to Light of Life Rescue Mission, the non-profit organization with which Ms. Herrle volunteers, both discussed above. Finally, in determining that Director Slaughter was independent, the Board considered that Habitat for Humanity of Greater Pittsburgh, the non-profit organization for which Director Slaughter serves as President and Chief Executive Officer, has received AHP grants and charitable contributions from the Bank from time to time, all of which have, to date, occurred prior to Director Slaughter becoming a Bank Director. For Directors Bazemore and Johnson, both of whom served on the Board in 2019 but not in 2020, the Board determined that they were independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its nine Member Directors, and on February 21, 2020 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Member Directors Biery and Dayal, both of whom served on the Board in 2019 but not in 2020, the Board determined that they were not independent as well.

The Board’s Human Resources and Diversity & Inclusion Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources and Diversity & Inclusion Committee McGill, Nugent and Vidoni are not independent. The Board determined that Directors Bond and Cortés are independent. With respect to Member Director Dayal, who served on the Human Resources and Diversity & Inclusion Committee in 2019 but not in 2020, the Board determined that he was not independent under the NYSE standards. With respect to Director Johnson who served on the Committee in 2019 but not in 2020, the Board determined that she was independent.

The Board has a standing Audit Committee. The Board determined that the Member Directors serving as members of the Bank’s Audit Committee, Directors Marsh, Hasley, Messick, and Moyer are not independent under the NYSE standards for Audit Committee members. The Board determined that Director Helm, who is serving as a member of the Bank’s Audit Committee, is independent under the NYSE standards. The Board determined that Director Bazemore who served on the Board, including as a member of the Bank’s Audit Committee, through February 28, 2019 is independent under the NYSE standards. With respect to Member Directors Biery and Ritchie, who served on the Audit Committee in 2019 but not in 2020, the Board determined they were not independent under the NYSE standards. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2019 and 2018 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2019	2018
Audit fees	$910	$841
Audit-related fees	60	58
All other fees	5	5
Total fees	$975	$904

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2019 and 2018.

Audit-related fees consist of fees billed during 2019 and 2018 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of accounting research software and disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2019 and 2018.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $51 thousand and $56 thousand for 2019 and 2018, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statements of Income for each of the years ended December 31, 2019, 2018 and 2017
Statements of Comprehensive Income for each of the years ended December 31, 2019, 2018 and 2017
Statements of Condition as of December 31, 2019 and 2018
Statements of Cash Flows for each of the years ended December 31, 2019, 2018 and 2017
Statements of Changes in Capital for each of the years ended December 31, 2019, 2018 and 2017

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed or furnished with the Bank’s 2019 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
4.1.3	Amended Bank Capital Plan effective October 6, 2014	Incorporated by reference to Exhibit 99.3 to the Bank’s current report on Form 8-K filed on July 29, 2014.
4.2	Description of Registered Securities	Filed herewith.
10.1	Severance Policy*	Incorporated by reference to Exhibit 10.1.1 to the Bank’s Form 10-K filed with the SEC on March 8, 2018.
10.1.1	2018 Severance Policy*	Incorporated by reference to Exhibit 10.1.1 to the Bank’s Form 10-K filed with the SEC on March 11, 2019.
10.1.2	2019 Severance Policy*	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.4	2019 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.1 of the Bank’s Form 10-K filed with the SEC on March 11, 2019.
10.4.1	2020 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on November 7, 2019.
10.4.2	Amended 2020 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.5.2	Supplemental Executive Retirement Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, October 26, 2012, and June 21, 2019*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on August 8, 2019.
10.6.1	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description Dated May 1, 2012*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.6.2	Supplemental Thrift Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.6.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6.3	Pentegra Defined Contribution Plan for Financial Institutions Summary Plan Description dated January 1, 2015*	Incorporated by reference to Exhibit 10.6.3 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.7.1	Mortgage Partnership Finance® Consolidated Interbank Agreement dated July 22, 2016	Incorporated by reference to the correspondingly filed Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2016.

Exhibit No.	Description	Method of Filing +
10.8	Form of Change in Control Agreement with Executive Officer Yealy*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.2	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.3	Form of Change in Control Agreement with Executive Officer Paulson*	Incorporated by reference to Exhibit 10.8.4 to the Bank’s Form 10-K filed with the SEC on March 13, 2014.
10.9	Form of Amendment to Change in Control Agreement with Executive Officers Watson, Paulson, Rizzo, and Yealy effective January 1, 2015*	Incorporated by reference to Exhibit 10.9 to the Bank’s Form 10-K filed with the SEC on March 12, 2015.
10.9.1	August 2016 Form of Executive Officer Severance (CIC) Agreement*	Incorporated by reference to the correspondingly filed Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.10	2015 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 12, 2015.
10.11	2016 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 10, 2016.
10.12	2017 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 9, 2017.
10.13	2018 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 8, 2018.
10.14	2019 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed on March 11, 2019.
10.15	2020 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.16	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.17	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.18	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
10.19	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 7, 2019.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101	Interactive Data File (XBRL)	Filed herewith.
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
OIS: Overnight Index Swap rate based on the Federal Funds Effective rate
ORERC: Other real estate-related collateral.
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
Software as a service (SaaS): SaaS is a software distribution model in which a third-party provider hosts applications and makes them available to customers over the Internet.
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

Date: March 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2020
/s/ David G. Paulson David G. Paulson	Chief Operating Officer (Principal Financial Officer)	March 10, 2020
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2020
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Chairman of the Board of Directors	March 10, 2020
*/s/ Louise M. Herrle Louise M. Herrle	Vice Chairman of the Board of Directors	March 10, 2020
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 10, 2020
*/s/ Patrick A. Bond Patrick A. Bond	Director	March 10, 2020
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 10, 2020
*/s/ Rev. Luis A. Cortés, Jr. Rev. Luis A. Cortés, Jr.	Director	March 10, 2020

Signature	Capacity	Date
*/s/ Andrew W. Hasley Andrew W. Hasley	Director	March 10, 2020
*/s/ Angel L. Helm Angel L. Helm	Director	March 10, 2020
*/s/ William C. Marsh William C. Marsh	Director	March 10, 2020
*/s/ Brendan J. McGill Brendan J. McGill	Director	March 10, 2020
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 10, 2020
*/s/ Glenn E. Moyer Glenn E. Moyer	Director	March 10, 2020
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 10, 2020
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 10, 2020
*/s/ Dr. Howard B. Slaughter Jr. Dr. Howard B. Slaughter Jr.	Director	March 10, 2020
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 10, 2020
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact, pursuant to Power of Attorney filed herewith