Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Pittsburgh
filed 2020-05-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes []No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [x] Yes [] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 30,487,311 shares of common stock with a par value of $100 per share outstanding at April 30, 2020.

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

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q and all risks and uncertainties addressed throughout this report, as well as the Bank's 2019 Form 10-K (2019 Form 10-K), including Risk Factors included in Item 1A of that report. Information on the Bank's websites referred to in this Form 10-Q is not incorporated in, or a part of, this Form 10-Q.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, all of which impact the interest rate environment. See additional discussion below in this Executive Summary for the impact on the Bank's operations and financial condition due to the spread of the coronavirus (COVID-19 pandemic).

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

The COVID-19 pandemic caused the markets to be volatile toward the end of the first quarter of 2020. To address the effects of it on the U.S. economy, in March the Federal Reserve Board (Federal Reserve) took a number of steps to lower the Federal funds target rate, falling eventually to a range between 0% to 0.25%. In addition, the Federal Reserve put a variety of measures in place to respond to the turbulence in the markets, provide liquidity, and bolster the economy.  Key actions included expanded overnight repurchase agreement operations and a commitment to purchase $500 billion in U.S. Treasuries and $200 billion in MBS over the next several months.

Furthermore, the Federal Reserve established the Primary and Secondary Market Corporate Credit Facilities to support corporate bond lending. It brought back the Term-Asset Backed Securities Loan Facility (TALF) to support credit for asset-backed loans; expanded the Money Market Mutual Fund Liquidity Facility (MMLF) to support municipal bonds; and established the Commercial Paper Funding Facility (CPFF) to support the flow of credit to households and businesses.

Due to the interest rate cuts, yields on U.S. Treasuries dropped substantially during the first quarter of 2020 relative to the prevailing yields at the end of the fourth quarter of 2019. When compared to 3-month LIBOR, the Bank’s swapped bond funding costs widened in the first quarter of 2020 compared to the fourth quarter of 2019. The Bank’s short-term funding costs improved relative to 3-month LIBOR due to the Secured Overnight Financing Rate (SOFR) rate decline and increased investor demand for the Bank's discount notes.

Results of Operations. The Bank's net income totaled $35.9 million for the first quarter of 2020, compared to $98.0 million for the first quarter of 2019. This $62.1 million decrease was driven primarily by the following:

•	Net interest income was $95.7 million for the first quarter of 2020, a decline of $34.2 million from $129.9 million in the same prior year period of 2019.

◦
Interest income was $465.9 million for the first quarter of 2020, compared to $729.5 million for the first quarter of 2019. This decrease was largely the result of lower average interest-earning asset balances as well as lower yields, driven by lower short-term interest rates.

◦
Interest expense was $370.2 million for the first quarter of 2020, compared to $599.6 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations balances as well as lower rates paid, driven by lower short-term interest rates.

•
Other noninterest income was a loss of $31.3 million in the first quarter of 2020, compared to a gain of $4.1 million in the same prior-year period. This $35.4 million decrease was driven primarily by net losses on derivatives and hedging activities, partially offset by net gains on investment securities.

The net interest margin was 41 basis points and 51 basis points for the first quarter of 2020 and 2019, respectively.

Financial Condition. Advances. Advances totaled $78.1 billion at March 31, 2020, an increase of $12.5 billion compared to $65.6 billion at December 31, 2019. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The growth of advances in the first quarter of 2020 was driven primarily by the large member classification which saw loan demand from their customers increase due to the economic effects of the COVID-19 pandemic. While the advance portfolio increased compared to December 31, 2019, the term of advances decreased. At March 31, 2020, approximately 28% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 37% at December 31, 2019.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At March 31, 2020, the Bank held $18.5 billion of liquid assets compared to $10.9 billion at December 31, 2019. Larger balances held by the Bank in its liquidity portfolio reflected the Bank's ability to stand ready for its members during the COVID-19 pandemic, as further discussed below.

Investments. To enhance earnings, the Bank also maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities. The Bank held $13.3 billion in its investment portfolio at March 31, 2020 compared with $13.7 billion at December 31, 2019, a decrease of $0.4 billion.

Consolidated Obligations. The Bank's consolidated obligations totaled $109.0 billion at March 31, 2020, an increase of $19.1 billion from December 31, 2019. At March 31, 2020, bonds represented 52% of the Bank's consolidated obligations, compared with 74% at December 31, 2019. Discount notes represented 48% of the Bank's consolidated obligations at March 31, 2020 compared with 26% at year-end 2019. The increase in discount notes during the period reflects the 35% increase in advances maturing in less than one year, as shorter term debt was used to fund the demand for shorter term advances. The overall increase in consolidated obligations is largely consistent with the change in advances, increased liquidity and total assets.

Capital Position and Regulatory Requirements. Total capital at March 31, 2020 was $5.0 billion, compared to $4.5 billion at December 31, 2019. Total retained earnings at March 31, 2020 were $1.3 billion, relatively unchanged from year-end 2019. Accumulated other comprehensive income (AOCI) was $24.7 million at March 31, 2020, a decrease of $67.1 million from December 31, 2019. This decrease was primarily due to declines in the fair values of securities within the AFS portfolio.

In February 2020, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.50% annualized on membership stock. These dividends were based on stockholders' average balances for the fourth quarter of 2019.

In April 2020, the Bank paid quarterly dividends of 6.25% annualized on activity stock and 3.00% annualized on membership stock. The dividends were based on average member capital stock held for the first quarter of 2020. While the Bank anticipated maintaining dividend levels similar to those paid in 2019, the payment and level of any dividends are always subject to changing market and business conditions. Given rapidly falling interest rates and lower net income, the dividend rates based on first quarter 2020 financial results are reflective of, and in line with, the Bank’s performance during the quarter. The dividend rates also demonstrate that the Bank continues to return value to its members. Throughout the remainder of the year, the Bank will continue to assess the impact of market and business conditions on the Bank's financial performance and level of dividends. Those conditions can be unpredictable, and their impact on the Bank’s results of operations and financial condition may result in the potential for lower dividend levels.

The Bank met all of its capital requirements as of March 31, 2020, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31, 2019, the Bank was deemed "adequately capitalized."

Impact of COVID-19 Pandemic on Operations and Financial Condition. Executive leadership and the Board of Directors have been focused on two priorities, the health and safety of the Bank's staff and being a reliable and readily available liquidity provider for members. This focus has enabled the Bank to be in the best position to help its members and the communities that they serve during the COVID-19 pandemic.

The Bank is considered an essential business and has remained operational during the pandemic. For the health and safety of staff, beginning in March, the Bank split the staff supporting essential business functions between the main office and the business continuity facility, while all other employees worked remotely. Currently, nearly all Bank staff are working remotely. The Bank continues to monitor guidance from government authorities to determine whether, and in what manner, it is prudent for staff to return to its office locations.

The Bank continues to monitor the ongoing impact of the COVID-19 pandemic and has made some enhancements to its advance products in the form of a short-term pricing special and increased community lending program funds availability. From a credit and collateral perspective, the Bank has made collateral policy changes and clarifications including accepting Paycheck Protection Program (PPP) loans guaranteed by the Small Business Administration (SBA) as eligible collateral. For additional discussion of collateral policy changes, refer to the Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral section of this Form 10-Q. The Bank will continue to monitor credit and collateral conditions and make adjustments as needed. For the Mortgage Partnership Finance® (MPF®) program, the Bank has made enhancements regarding delinquent loans, forbearance and other program parameters as it relates to troubled borrowers. Additional information regarding the Bank's future pandemic-related changes and announcements, will be posted and archived in the “Coronavirus Updates” section of the Bank's website, www.fhlb-pgh.com.

In addition, the Bank’s 2019 Form 10-K outlines several drivers of lower performance that could result in lower financial performance in 2020, such as a lower level of interest rates due to the Federal Reserve's actions to stimulate economic growth, generally and in response to the COVID-19 pandemic; the potential for lower advance levels for the year; increasing expenses; and a change in the Bank’s operating landscape as a result of legislative and regulatory actions. The Bank had originally anticipated the t rend towards lower advance levels to continue. However, in response to the COVID-19 pandemic, member advance demand increased during the first quarter of 2020 as noted above. The prevailing expectation of prolonged lower interest rates will likely result in lower net income. Paydown of the high-yielding MBS and MPF portfolio could also weigh on financial performance. However, the significance of the impact will be influenced by borrowers’ ability to refinance mortgages. Finally, the Bank continues to prudently manage expenses and is well-capitalized with significant retained earnings. For more information regarding risks related to the COVID-19 pandemic, refer to Part II. Other Information – Item 1A. Risk Factors of this Form 10-Q.

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2019 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements.

Condensed Statements of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2020	2019	2019	2019	2019
Net interest income	$95.7	$104.2	$109.1	$110.6	$129.9
Provision (benefit) for credit losses (1)	3.4	(0.5)	0.4	1.0	0.4
Other noninterest income (loss)	(31.3)	17.0	(6.7)	(11.4)	4.1
Other expense	20.4	31.1	23.2	22.6	24.6
Income before assessments	40.6	90.6	78.8	75.6	109.0
Affordable Housing Program (AHP) assessment (2)	4.7	9.7	8.5	7.9	11.0
Net income	$35.9	$80.9	$70.3	$67.7	$98.0

Dividends (in millions)	$56.1	$63.7	$63.5	$70.0	$69.6
Dividends per share	1.99	2.11	1.87	2.04	1.83
Weighted average dividend rate	7.43%	7.46%	7.44%	7.46%	7.44%
Dividend payout ratio (3)	156.28%	78.70%	90.40%	103.39%	71.01%
Return on average equity	3.39%	7.26%	5.79%	5.61%	7.66%
Return on average assets	0.15%	0.33%	0.26%	0.27%	0.38%
Net interest margin (4)	0.41%	0.43%	0.41%	0.45%	0.51%
Regulatory capital ratio (5)	4.53%	4.94%	4.88%	4.70%	4.99%
GAAP capital ratio (6)	4.29%	4.67%	4.65%	4.49%	5.07%
Total average equity to average assets	4.53%	4.53%	4.47%	4.80%	5.01%
Notes:
(1) Effective January 1, 2020, the Bank adopted ASU 2016-13: Financial Instruments - Credit Losses, as amended (ASU 2016-13). The 2020 amount includes provision for private label MBS held in the AFS portfolio, the MPF portfolio and Banking on Business (BOB) loans.
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
(5) Regulatory capital ratio is the sum of capital stock, mandatorily redeemable capital stock and retained earnings as a percentage of total assets at period-end.
(6) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2020	2019	2019	2019	2019
Cash and due from banks	$3,946.6	$21.5	$13.8	$66.2	$79.9
Investments (1)	27,900.6	24,572.0	27,277.4	25,515.7	21,491.1
Advances	78,092.9	65,610.1	70,325.9	81,827.2	75,233.0
Mortgage loans held for portfolio, net	5,237.6	5,114.6	4,827.2	4,666.4	4,526.2
Total assets	115,658.2	95,724.1	102,913.7	112,520.8	101,772.0
Consolidated obligations:
Discount notes	52,062.5	23,141.4	28,155.7	35,010.0	26,731.3
Bonds	56,953.3	66,807.8	68,452.7	70,881.3	68,628.8
Total consolidated obligations	109,015.8	89,949.2	96,608.4	105,891.3	95,360.1
Deposits	812.6	573.4	556.2	559.0	623.2
Total liabilities	110,697.7	91,251.3	98,128.0	107,464.9	96,613.4
Capital stock - putable	3,629.9	3,055.0	3,372.9	3,643.2	3,745.6
Retained earnings	1,305.9	1,326.0	1,308.8	1,298.6	1,304.3
Total capital	4,960.5	4,472.8	4,785.7	5,055.9	5,158.6
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and trading, AFS and HTM investment securities.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2020 and 2019, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2019 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $35.9 million for the first quarter of 2020, compared to $98.0 million for the first quarter of 2019. This $62.1 million decrease was driven primarily by the following:

•	Net interest income was $95.7 million for the first quarter of 2020, a decline of $34.2 million from $129.9 million in the same prior year period of 2019.

◦
Interest income was $465.9 million for the first quarter of 2020, compared to $729.5 million for the first quarter of 2019. This decrease was largely the result of lower average interest-earning asset balances as well as lower yields, driven by lower short-term interest rates.

◦
Interest expense was $370.2 million for the first quarter of 2020, compared to $599.6 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations balances as well as lower rates paid, driven by lower short-term interest rates.

•
Other noninterest income was a loss of $31.3 million in the first quarter of 2020, compared to a gain of $4.1 million in the same prior-year period. This $35.4 million decrease was driven primarily by net losses on derivatives and hedging activities, partially offset by net gains on investment securities.

The Bank's return on average equity for the first quarter of 2020 was 3.39% compared to 7.66% for the first quarter of 2019.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2020 and 2019.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended March 31,
	2020			2019
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$10,275.3	$32.6	1.28	$6,706.9	$40.5	2.45
Interest-bearing deposits (2)	1,446.4	5.0	1.39	1,961.8	12.0	2.48
Investment securities (3)	16,756.5	100.0	2.40	12,437.8	96.7	3.15
Advances (4)	59,614.7	283.3	1.91	77,019.5	538.3	2.83
Mortgage loans held for portfolio (5)	5,191.3	45.0	3.49	4,499.3	42.0	3.79
Total interest-earning assets	93,284.2	465.9	2.01	102,625.3	729.5	2.88
Other assets (6)	751.6			965.8
Total assets	$94,035.8			$103,591.1
Liabilities and capital:
Deposits (2)	$585.7	$1.8	1.23	$493.9	$2.7	2.19
Consolidated obligation discount notes	28,631.9	101.1	1.42	31,144.9	187.0	2.43
Consolidated obligation bonds (7)	59,627.0	261.2	1.76	65,803.7	409.3	2.52
Other borrowings	318.9	6.1	7.75	32.9	0.6	7.39
Total interest-bearing liabilities	89,163.5	370.2	1.67	97,475.4	599.6	2.49
Other liabilities	607.9			927.5
Total capital	4,264.4			5,188.2
Total liabilities and capital	$94,035.8			$103,591.1
Net interest spread			0.34			0.39
Impact of noninterest-bearing funds			0.07			0.12
Net interest income/net interest margin		$95.7	0.41		$129.9	0.51
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $267.5 million and $(102.7) million in 2020 and 2019, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Beginning January 1, 2020, the Bank adopted ASU 2016-13. Other assets include allowance for credit losses on investment securities and MPF. Prior to January 1, 2020, Other assets included the allowance for credit losses and the noncredit portion of OTTI losses on investment securities.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $46.1 million and $(101.5) million in 2020 and 2019, respectively.

Net interest income for the first quarter of 2020 decreased $34.2 million from the same prior year period due to a decrease in interest income, partially offset by lower interest expense. Interest-earning assets decreased 9.1% due to lower average advances, partially offset by higher average investments, increased purchases of Federal funds sold and securities purchased under agreements to resell, and increased purchases of mortgage loans held for portfolio. The rate earned on interest-earning assets decreased 87 basis points due to lower yields across all categories. Interest income on advances and interest-bearing deposits declined due to both lower volume and a decrease in yield. Interest income on investments and mortgage loans held fo

r portfolio increased due to higher volume. Interest income increased on investment securities and mortgage loans held in portfolio due to higher volumes. Interest income on Federal funds sold and securities purchased under agreements to resell decreased due to a decline in yield.

The rate paid on interest-bearing liabilities decreased 82 basis points due to lower funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds decreased 5 basis points due to lower interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between three months ended March 31, 2020 and 2019.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2020 compared to 2019
	Three Months Ended March 31,
(in millions)	Volume	Rate	Total
Federal funds sold	$16.3	$(24.2)	$(7.9)
Interest-bearing deposits	(2.6)	(4.4)	(7.0)
Investment securities	29.4	(26.1)	3.3
Advances	(103.9)	(151.1)	(255.0)
Mortgage loans held for portfolio	6.4	(3.4)	3.0
Total interest-earning assets	$(54.4)	$(209.2)	$(263.6)
Interest-bearing deposits	$0.4	$(1.3)	$(0.9)
Consolidated obligation discount notes	(13.8)	(72.1)	(85.9)
Consolidated obligation bonds	(34.9)	(113.2)	(148.1)
Other borrowings	5.5	—	5.5
Total interest-bearing liabilities	$(42.8)	$(186.6)	$(229.4)
Total decrease in net interest income	$(11.6)	$(22.6)	$(34.2)

Interest income and interest expense both decreased in the first quarter of 2020 compared to the first quarter of 2019. Lower rates and lower volumes drove the decreases. The rate decrease was primarily due to a decrease in market interest rates as the Federal funds target rate decreased multiple times in 2020.

Interest expense on total average consolidated obligations decreased quarter–over–quarter. The decline was primarily due to lower rates paid on both discount notes and bonds given lower market interest rates in 2020. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Derivatives Effects on Interest Income” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2020 and 2019. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three Months Ended March 31,
Product	2020	2019
RepoPlus/Mid-Term Repo	$18,350.1	$21,138.6
Core (Term)	40,979.0	55,963.7
Convertible Select	20.0	20.0
Total par value	$59,349.1	$77,122.3

Variances in total advances shown above were driven primarily by changes in large member activity.

Derivative Effects on Interest Income. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$59,614.7	$283.3	1.91	$301.1	2.03	$(17.8)	(0.12)
Mortgage loans held for portfolio	5,191.3	45.0	3.49	45.4	3.52	(0.4)	(0.03)
All other interest-earning assets	28,478.2	137.6	1.94	143.7	2.03	(6.1)	(0.09)
Total interest-earning assets	$93,284.2	$465.9	2.01	$490.2	2.11	$(24.3)	(0.10)
Liabilities:
Consolidated obligation bonds	$59,627.0	$261.2	1.76	$271.3	1.83	$(10.1)	(0.07)
All other interest-bearing liabilities	29,536.5	109.0	1.48	109.0	1.48	—	—
Total interest-bearing liabilities	$89,163.5	$370.2	1.67	$380.3	1.72	$(10.1)	(0.05)
Net interest income/net interest spread		$95.7	0.34	$109.9	0.39	$(14.2)	(0.05)

Three Months Ended March 31, 2019 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$77,019.5	$538.3	2.83	$514.4	2.71	$23.9	0.12
Mortgage loans held for portfolio	4,499.3	42.0	3.79	42.9	3.87	(0.9)	(0.08)
All other interest-earning assets	21,106.5	149.2	2.87	149.7	2.88	(0.5)	(0.01)
Total interest-earning assets	$102,625.3	$729.5	2.88	$707.0	2.79	$22.5	0.09
Liabilities:
Consolidated obligation bonds	$65,803.7	$409.3	2.52	$379.8	2.34	$29.5	0.18
All other interest-bearing liabilities	31,671.7	190.3	2.44	190.3	2.44	—	—
Total interest-bearing liabilities	$97,475.4	$599.6	2.49	$570.1	2.37	$29.5	0.12
Net interest income/net interest spread		$129.9	0.39	$136.9	0.42	$(7.0)	(0.03)

The use of derivatives negatively impacted both net interest income and net interest spread for the three months ended March 31, 2020 and 2019. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

Provision for Credit Losses. Beginning January 1, 2020, the Bank adopted new accounting guidance (ASU 2016-13 Financial Instruments - Credit Losses, as amended) pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through the allowance for credit losses. For additional information, refer to Note 1- Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q.

The provision for credit losses was $3.4 million for the first quarter of 2020 compared to $0.4 million for the first quarter of 2019. The increase was primarily due to the $2.8 million provision for credit losses for private label MBS classified as AFS. Beginning January 1, 2020, with the adoption of ASU 2016-13, the provision for credit losses includes expected credit losses on private label MBS. Prior to January 1, 2020, expected credit losses on private label MBS were included in Other Noninterest Income, Net OTTI Losses. The provision for credit losses on private label MBS was driven by a decrease in market values. Credit losses on securities classified as AFS are limited to their unrealized loss.

Other Noninterest Income

	Three Months Ended March 31,
(in millions)	2020	2019
Net gains (losses) on investment securities	$62.5	$10.1
Net gains (losses) on derivatives and hedging activities	(97.4)	(13.0)
Standby letters of credit fees	5.4	5.8
Other, net	(1.8)	1.2
Total other noninterest income (loss)	$(31.3)	$4.1

The Bank's total other noninterest loss for the first quarter of 2020 compared to total other noninterest income in the same prior year period was primarily due to the increase in net losses on derivatives and hedging activities partially offset by an increase in net gains on investment securities. As discussed in Executive Summary in this Form 10-Q, there were actions taken by the Federal Reserve to lower interest rates toward the end of the first quarter of 2020 to mitigate the economic impacts of the COVID-19 pandemic. These significant interest rate declines and related market volatility during the first quarter of 2020 impacted the Bank’s investments and derivatives due to mark-to-market (fair value) adjustments on these instruments. The activity related to derivatives and hedging activities is discussed in more detail below. The net gains on investment securities reflects the impact of fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio.

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

The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(16.7)	$(89.6)	$(13.4)	$14.4	$7.7	$—	$(97.6)
Other (1)	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$(16.7)	$(89.6)	$(13.4)	$14.4	$7.7	$0.2	$(97.4)

	Three months ended March 31, 2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(4.5)	$(13.1)	$(9.7)	$14.7	$—	$—	$(12.6)
Other (1)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives and hedging activities	$(4.5)	$(13.1)	$(9.7)	$14.7	$—	$(0.4)	$(13.0)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as economic hedges, the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(97.6) million in the first quarter of 2020 compared to net losses of $(12.6) million for the first quarter of 2019. The higher net losses observed during the first quarter of 2020 were primarily on the Bank’s asset swaps and were attributed to significantly larger decreases in interest rates compared to the interest rate decreases observed during the first quarter of 2019. Refer to Executive Summary in this Form 10-Q for additional discussion of Federal Reserve actions to lower interest rates to mitigate the economic impacts of the COVID-19 pandemic. The total notional amount of economic hedges, which includes mortgage delivery commitments, was $11.3 billion at March 31, 2020 and $11.8 billion at December 31, 2019.

Other Expense

The Bank's total other expenses decreased $4.2 million to $20.4 million for the first quarter of 2020, compared to the same prior year period. The decrease was primarily due to lower compensation and benefits expenses. The Bank made a $2.0 million voluntary contribution to the Bank's defined benefit pension plan in the first quarter of 2019 but made no such contribution in the first quarter of 2020. In addition, compensation and benefits expenses decreased due to the mark-to-market impact on deferred compensation.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2019 Form 10-K.

Assets

Total assets were $115.7 billion at March 31, 2020, compared with $95.7 billion at December 31, 2019, an increase of $20.0 billion. The increase was primarily due to higher advances activity and increased balances in the liquidity portfolio. Advances totaled $78.1 billion at March 31, 2020, an increase of $12.5 billion compared to $65.6 billion at December 31, 2019.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for high quality liquid assets using full year average balances, was 75.9% and 82.2% as of March 31, 2020 and December 31, 2019, respectively. The decrease in the core mission asset ratio was due to the decrease in average advances and the Bank holding additional liquidity in the first quarter of 2020 to address volatility in member advance demand. This was done by purchasing liquidity investments which are not core mission assets.

Beginning January 1, 2020, the Bank adopted new accounting guidance (ASU 2016-13 Financial Instruments - Credit Losses, as amended) pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through the allowance for credit losses. For additional information, refer to Note 1- Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q.

Advances. Advances (par) totaled $77.6 billion at March 31, 2020 compared to $65.4 billion at December 31, 2019. At March 31, 2020 the Bank had advances to 172 borrowing members, compared to 161 borrowing members at December 31,

2019. A significant amount of the advances continued to be generated from the Bank’s five largest borrowers, reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest borrowers increased to 78.2% of total advances as of March 31, 2020, compared to 77.7% at December 31, 2019.

The following table provides information on advances at par by redemption terms at March 31, 2020 and December 31, 2019.

(in millions)	March 31, 2020	December 31, 2019
Fixed-rate
Due in 1 year or less (1)	$28,572.0	$21,783.1
Due after 1 year through 3 years	13,850.8	13,523.4
Due after 3 years through 5 years	2,632.9	2,012.5
Thereafter	137.1	594.4
Total par value	$45,192.8	$37,913.4

Fixed-rate, callable or prepayable(1)
Due in 1 year or less	$250.0	$—
Due after 1 year through 3 years	50.0	20.0
Total par value	$300.0	$20.0

Variable-rate
Due in 1 year or less (1)	$15,674.7	$14,129.5
Due after 1 year through 3 years	4,025.0	5,025.0
Due after 3 years through 5 years	53.1	53.1
Total par value	$19,752.8	$19,207.6

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$11,035.0	$5,225.0
Due after 1 year through 3 years	910.0	2,635.0
Due after 3 years through 5 years	40.0	40.0
Total par value	$11,985.0	$7,900.0

Other(3)
Due in 1 year or less	$117.1	$123.7
Due after 1 year through 3 years	136.4	147.4
Due after 3 years through 5 years	69.6	69.7
Thereafter	53.6	57.3
Total par value	$376.7	$398.1
Total par balance	$77,607.3	$65,439.1
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2020 or December 31, 2019.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the three months ended 2020 and 2019. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and Community Financial Institutions (CFIs) (under $1.2 billion).

Member Classification	March 31, 2020	March 31, 2019
Large	5	6
Regional	13	14
Mid-size	27	26
CFI (1)	127	143
Insurance	15	12
Total borrowing members during the period	187	201
Total membership	286	288
Percentage of members borrowing during the period	65.4%	69.8%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

The following table provides information at par on advances by member classification at March 31, 2020 and December 31, 2019.

(in millions)	March 31, 2020	December 31, 2019
Member Classification
Large	$53,920.0	$43,165.0
Regional	5,807.6	5,256.1
Mid-size	4,164.8	4,197.7
CFI	3,179.6	2,887.3
Insurance	3,019.6	1,416.5
Non-member	7,515.7	8,516.5
Total	$77,607.3	$65,439.1

As of March 31, 2020, total advances increased 18.6% compared with balances at December 31, 2019. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The growth of advances in the first quarter of 2020 was driven primarily by the large member classification which saw loan demand from their customers increase due to the economic effects of the COVID-19 pandemic.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2020.

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at March 31, 2020 and December 31, 2019. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, totaled $5.2 billion and $5.1 billion at March 31, 2020 and December 31, 2019, respectively.

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

The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), since some form of concession has been made by the Bank. The Bank is continuing to evaluate the impact of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on its mortgage portfolio. However, as of March 31, 2020, the Bank did not have any impacted loans.

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for both the Bank's mortgage loans and BOB loans for the first quarter of 2020 and 2019. Balances regarding the Bank’s loan products are summarized below.

(in millions)	March 31, 2020	December 31, 2019
Advances (1)	$78,092.9	$65,610.1
Mortgage loans held for portfolio, net (2)	5,237.6	5,114.6
Nonaccrual mortgage loans (3)	15.0	15.6
Mortgage loans 90 days or more delinquent and still accruing interest (4)	3.7	3.3
BOB loans, net	19.4	19.7
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2020, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.4% of the MPF Original portfolio and 1.7% of the MPF Plus portfolio compared with 0.4% and 2.2%, respectively, at December 31, 2019. The MPF 35 portfolio delinquency remains minimal at 0.07% and 0.03%, at March 31, 2020 and December 31, 2019, respectively. The Bank is continuing to evaluate the impact of forbearance programs in response to the COVID-19 pandemic on the accounting and reporting related to its mortgage portfolio. However, as of March 31, 2020, the Bank did not have any impacted loans.

ACL - Conventional MPF. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers of PFIs that are secured by residential real estate. Expected credit losses are evaluated based on either an individual or collective assessment of the loans, depending on whether the loans share similar risk characteristics. The Bank purchases government-guaranteed and/or -insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an ACL.

The Bank determines its ACL through consideration of various loan portfolio and collateral-related characteristics, including past performance, current conditions, and reasonable and supportable forecasts of economic conditions. To estimate credit losses, the Bank uses a third-party model which incorporates certain assumptions, including forecasted housing prices and interest rates, as well as historical borrower behavior. The Bank may incorporate a qualitative adjustment to the model results, if deemed appropriate, based on current market conditions or results. The estimate of the expected credit losses includes coverage of certain losses by primary mortgage insurance (PMI), if applicable. Certain loans deemed to be collateral dependent are evaluated for credit losses based on the difference between the estimated fair value of the underlying collateral, less selling costs and PMI, and the amortized cost basis of the loan. The related credit loss, if any, is charged-off against the reserve. However, if the estimated loss can be recovered through credit enhancement (CE), a receivable is established, resulting in a net charge-off.

With the adoption of ASU 2016-13, the Bank is permitted to recognize a recovery when expected credit losses are less than the amounts previously charged-off. Expected recoveries of prior charge-offs, if any, are included as a reduction to the ACL through the Bank's provision for credit losses. The reduction to the ACL is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's provision for credit losses.

The Bank's conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so the risk of loss is limited to the losses within the Bank's risk tolerance. Credit losses on a mortgage loan may only be absorbed by the CE amount in the master commitment related to the loan. In addition, the CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the First Loss Account (FLA). Additional eligible credit losses are covered by CE provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank on MPF 35 and MPF Plus can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank.

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2020 and December 31, 2019.

	MPF CE structure March 31, 2020		ACL March 31, 2020
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.2	$84.4	$4.0	$(2.2)	$(0.6)	$(1.7)	$(0.5)
MPF 35	11.3	115.3	4.1	(0.2)	—	(3.7)	0.2
MPF Plus	15.4	5.6	7.3	(2.2)	—	(0.5)	4.6
Total	$32.9	$205.3	$15.4	$(4.6)	$(0.6)	$(5.9)	$4.3

	MPF CE structure December 31, 2019		ACL December 31, 2019
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.1	$82.6	$3.9	$(1.3)	$(2.2)	$0.4
MPF 35	10.3	107.1	0.7	—	(0.7)	—
MPF Plus	15.6	5.6	9.0	—	(1.6)	7.4
Total	$32.0	$195.3	$13.6	$(1.3)	$(4.5)	$7.8
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

The ACL on mortgage loans decreased $3.5 million during the first three months of 2020 primarily due to recoveries in the MPF Original and MPF Plus products as a result of the adoption of ASU 2016-13, which was effective for the Bank January 1, 2020. At adoption, the Bank recorded a decrease in its ACL of $3.9 million, which was largely offset by a reversal of expected CE of $3.8 million, resulting in a net impact of $0.1 million.

During the first quarter of 2020, the COVID-19 pandemic resulted in financial market deterioration and substantial uncertainty about the future short-term economic environment. The Bank appropriately incorporated considerations related to potential economic impacts resulting from the pandemic into its first quarter 2020 assessment of expected credit losses on its MPF portfolio. The Bank continues to monitor developments and assess the potential impact the pandemic may have on the Bank's MPF portfolio, including with respect to market assumptions, borrower performance, and regulatory relief and forbearance programs.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at March 31, 2020 increased by approximately $7.6 billion compared to December 31, 2019. Larger balances held by the Bank in its liquidity portfolio reflected the Bank's ability to stand ready to meet its members' needs during the COVID-19 pandemic.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $13.3 billion and $13.7 billion at March 31, 2020 and December 31, 2019, respectively.

Investment securities, including trading, AFS, and HTM securities, totaled $16.8 billion at March 31, 2020, compared to $17.1 billion at December 31, 2019. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2020	December 31, 2019
Trading securities:
Non-MBS:
U.S. Treasury obligations	$3,479.4	$3,390.7
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	252.0	240.9
Total trading securities	$3,731.4	$3,631.6
Yield on trading securities	1.92%	2.02%
AFS securities:
GSE and TVA obligations	1,617.7	1,550.7
State or local agency obligations	248.5	247.9
MBS:
U.S. obligations single-family MBS	763.7	807.6
GSE single-family MBS	4,087.0	4,055.8
GSE multifamily MBS	3,848.8	4,109.6
Private label residential MBS	280.4	326.2
Total AFS securities	$10,846.1	$11,097.8
Yield on AFS securities	2.23%	2.58%
HTM securities:
State or local agency obligations	94.3	94.3
MBS:
U.S. obligations single-family MBS	209.9	250.2
GSE single-family MBS	1,141.5	1,156.6
GSE multifamily MBS	648.2	770.8
Private label residential MBS	115.0	123.8
Total HTM securities	$2,208.9	$2,395.7
Yield on HTM securities	3.07%	3.22%
Total investment securities	$16,786.4	$17,125.1
Yield on investment securities	2.27%	2.55%

As of March 31, 2020, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Fannie Mae	$6,660.3	$6,685.7
U.S. Treasury	3,479.4	3,479.4
Freddie Mac	3,091.0	3,148.5
Federal Farm Credit Banks	1,757.0	1,757.0
Ginnie Mae	927.5	927.3
Total	$15,915.2	$15,997.9

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. At March 31, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms. No ACL was recorded for these assets at March 31, 2020.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $2.8 million at March 31, 2020.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at March 31, 2020.

For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at March 31, 2020 increased to $812.6 million from $573.4 million at December 31, 2019.

Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $109.0 billion at March 31, 2020, an increase of $19.1 billion from December 31, 2019.

Discount notes outstanding at March 31, 2020 increased to $52.1 billion from $23.1 billion at December 31, 2019. The significant increase in discount notes during the period reflects the 35% increase in advances maturing in less than one year, as shorter term debt was used to fund the demand for shorter term advances.

At March 31, 2020, the Bank’s bonds outstanding decreased to $57.0 billion compared to $66.8 billion at December 31, 2019 and was primarily due to the Bank's use of discount notes to fund advances during the first quarter of 2020 as noted above. Note also that the Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

For additional information on the Bank's consolidated obligations, refer to Note 13 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2019 Form 10-K.

Commitments and Off-Balance Sheet Items. As of March 31, 2020, the Bank was obligated to fund approximately $32.3 million in additional advances and BOB loans, $99.3 million of mortgage loans, and to issue $786.5 million in consolidated obligations. In addition, the Bank had $17.4 billion in outstanding standby letters of credit as of March 31, 2020. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2020		December 31, 2019
Commercial banks	139	$3,214.6	140	$2,729.6
Savings institutions	53	172.7	53	148.2
Insurance companies	31	173.1	31	109.3
Credit unions	61	69.1	60	67.5
Community Development Financial Institution (CDFI)	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	286	$3,629.9	286	$3,055.0
Mandatorily redeemable capital stock		303.4		343.6
Total capital stock		$3,933.3		$3,398.6

The total number of members as of March 31, 2020 remained the same compared to December 31, 2019. The Bank lost one member in the first three months of 2020 due to a merger with another institution within the Bank's district and added one new member.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2020 and December 31, 2019.

(dollars in thousands)	March 31, 2020		December 31, 2019
Member (1)	Capital Stock	% of Total	Capital Stock	% of Total
PNC Bank, N.A., Wilmington, DE	$1,068.6	27.2%	$746.6	22.0%
Ally Bank, Midvale, UT	793.2	20.2	700.8	20.6
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $470 million as of March 31, 2020. The Bank's retained earnings were $1,305.9 million at March 31, 2020.

Retained earnings decreased $20.1 million to $1,305.9 million at March 31, 2020, compared to $1,326.0 million at December 31, 2019. The decrease in retained earnings during the first three months of 2020 reflected net income that was more than offset by dividends paid. Total retained earnings at March 31, 2020 included unrestricted retained earnings of $883.4 million and restricted retained earnings (RRE) of $422.5 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2019 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	March 31, 2020	December 31, 2019
Permanent capital:
Capital stock (1)	$3,933.3	$3,398.6
Retained earnings	1,305.9	1,326.0
Total permanent capital	$5,239.2	$4,724.6
RBC requirement:
Credit risk capital	$322.6	$337.9
Market risk capital	176.1	131.8
Operations risk capital	149.6	140.9
Total RBC requirement	$648.3	$610.6
Excess permanent capital over RBC requirement	$4,590.9	$4,114.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The higher total RBC requirement as of March 31, 2020 is mainly related to the change in the market risk capital component. The change was primarily driven by revisions by the Finance Agency to the market risk scenario methodology which were implemented in the first quarter of 2020. Reductions in the credit risk capital charges from capital regulation changes which became effective in the first quarter of 2020 were mostly offset by the impact of higher advances and Federal funds sold. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On March 19, 2020, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2019. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2020.

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2019 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2019 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the three months ended March 31, 2020.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

This rule will eliminate these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future. The Bank does not expect this rule to have a material effect on its financial condition or results of operations. The results of the Bank’s most recent annual severely adverse economic conditions stress test were published to the Bank's public website on November 15, 2019.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter (Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The Bank has ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

As a result of the recent market volatility triggered in part by the COVID-19 pandemic, the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the requirement to update pledged collateral certification reporting requirements was extended from March 31, 2020 to September 30, 2020. The Bank does not expect the Supervisory Letter to have a material impact on the Bank’s financial condition or results of operations.

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

Legislative and Regulatory Developments Related to COVID-19 Pandemic

Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities”, given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

The Bank has reviewed the PPP Supervisory Letter and decided to accept PPP loans as collateral.  On April 30, 2020, following the Finance Agency’s issuance of the PPP Supervisory Letter, the Bank issued a member communication detailing the terms on which the Bank would accept such collateral.  The Bank does not expect the PPP Supervisory Letter to materially affect its financial condition or results of operations.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	assistance to businesses, states, and municipalities;

•	creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;

•	provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act;

•	direct payments to eligible taxpayers and their families;

•	expands eligibility for unemployment insurance and payment amounts; and

•	includes mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act.  Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank is evaluating the potential impact of the CARES Act on its business, including its impact to the U.S. economy, which is unknown; impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral; and impacts on the Bank's MPF program.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the Securities and Exchange Commission, Office of the Comptroller of the Currency, Federal Reserve, Federal Deposit Insurance Corporation, National Credit Union Association, Commodity Futures Trading Commission and the Finance Agency, as well as state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. Many of these actions are temporary in nature. The Bank is monitoring these actions and guidance and evaluating their potential impact on the Bank.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include, market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user computing tools, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends, including those described in Item 1A. Risk Factors in the Bank's 2019 Form 10-K. Details regarding the Bank's risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2019 Form 10-K.

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. See the “Capital and Retained Earnings” discussion in Financial Condition in this Item 2 for details regarding the Bank’s retained earnings policy. The
MV/CS ratio was 131.1% at March 31, 2020 and 145.1% at December 31, 2019. The decrease was primarily due to the severe widening of agency term debt and mortgage asset spreads resulting from the economic and financial disruption brought upon by the COVID-19 pandemic along with the increase in capital stock as a result of higher advances.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. During the first quarter of 2020, there were no significant changes to the Bank's market risk models. However, as the COVID-19 pandemic and associated economic impact continues to evolve, including actions taken by governmental authorities, the performance of the Bank's models used to measure market risk will likely be affected. Management will consider the potential impact of the pandemic on key market risk measures and may make changes as deemed appropriate in future periods.

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

The following table presents the Bank's duration of equity exposure at March 31, 2020 and December 31, 2019. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented. In addition, the Bank temporarily suspended the "Down 100 basis points" metric as of March 31, 2020.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
March 31, 2020	—	(1.2)	(0.1)	1.4
December 31, 2019	0.1	0.1	1.3	2.3

Duration of equity changes in the first three months of 2020 were mainly the result of the significant decline in interest rates and issuance of term funding. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

Return on Equity (ROE) Spread Volatility. Interest rate risk is also measured based on the volatility in the Bank’s projected return on capital in excess of the return of an established benchmark market index. ROE spread is defined as the Bank's return on average equity, including capital stock and retained earnings, in excess of the average of the projected Federal funds rate. Management converted the benchmark index from 3-month LIBOR to the Federal funds rate during the first quarter of 2020. The change in benchmark, which was driven by the planned discontinuation of LIBOR as a published rate, had no impact on the reported results given the nature of the shocks employed and the short-term nature of both rates.

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

The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the low rate environment, management replaced a "down 200 basis points parallel rate" scenario with a "down 100 basis points longer term rate shock" as an additional non-parallel rate scenario that reflects a decline in longer-term rates.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2020	20	(23)	(31)	75	146
December 31, 2019	(22)	22	53	(9)	(18)

Changes in ROE spread volatility in the first three months of 2020 primarily reflect the impact of significantly lower interest rates and issuance of term funding. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2020 and December 31, 2019.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At March 31, 2020, aggregate TCE was $96.7 billion, comprised of approximately $77.6 billion in advance principal outstanding, $18.6 billion in letters of credit (including forward commitments), $29.5 million in advance commitments, and $434.5 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2019 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At March 31, 2020 and December 31, 2019, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at March 31, 2020.

	March 31, 2020
(dollars in millions)	TCE	% of Total
PNC Bank, National Association, DE (1)	$23,515.4	24.3%
Ally Bank, UT (2)	18,799.2	19.4
TD Bank, National Association, DE	11,674.1	12.1
Santander Bank, National Association, DE (3)	9,074.7	9.4
JP Morgan Chase Bank, N.A., OH (4)	7,006.1	7.2
	70,069.5	72.4
Other financial institutions	26,636.8	27.6
Total TCE outstanding	$96,706.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(4) In 2019, the Bank's member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A., a non-member of the Bank, with a principal place of business in Columbus, OH.

Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of March 31, 2020.

	March 31, 2020
(dollars in millions)	Advance Balance	% of Total
PNC Bank, National Association, DE (1)	$23,490.0	30.3%
Ally Bank, UT (2)	18,760.0	24.2
Santander Bank, National Association, DE (3)	8,435.0	10.9
JP Morgan Chase Bank, N.A., OH (4)	7,000.0	9.0
First National Bank of Pennsylvania, PA	2,985.0	3.8
	60,670.0	78.2
Other borrowers	16,937.3	21.8
Total advances	$77,607.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(4) In 2019, the Bank's member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A., a non-member of the Bank, with a principal place of business in Columbus, OH.

The average year-to-date March 31, 2020 balances for the five largest borrowers totaled $59.3 billion, or 75.6% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $17.4 billion at both March 31, 2020 and December 31, 2019, primarily related to public unit deposits. Available master standby letters of credit of $1.1 billion and $1.4 billion at March 31, 2020 and December 31, 2019, respectively, are not included in these totals. The Bank had a concentration of letters of credit with one member (TD Bank) of $10.8 billion or 62% of the total at March 31, 2020 and $9.8 billion or 56% of the total at December 31, 2019.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2019 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2019 Form 10-K.

During 2020, the Bank communicated several key Collateral Policy changes and clarifications in response to the impact of the COVID-19 pandemic. These updates were intended to relax certain requirements related to expanded collateral and provide greater flexibility in the current economic environment.  The Bank now recognizes the following as eligible collateral:

•	Loans that are past due up to 89 days and that are not on nonaccrual.

•	Performing TDRs. This includes loans considered to be TDRs that are performing to agreed-upon terms after a prudent forbearance period.

•	Loans with a forbearance period up to 12 months for all eligible loan types.

•	PPP loans guaranteed by the SBA in accordance with the Finance Agency supervisory standards.

Consistent with previous policy stipulations, high quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A are included. Members have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to daily ratings reviews. Reported amount also includes pledged cash deposits with the Bank.

For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$93,761.7	44.1%	$5,483.5	61.1%	$8,225.0	79.4%	$107,470.2	46.4%
High quality investment securities	4,783.8	2.3	3,387.7	37.7	1,954.1	18.9	10,125.6	4.4
ORERC/CFI eligible collateral	93,413.0	44.0	99.8	1.1	171.2	1.7	93,684.0	40.4
Multi-family residential mortgage loans	20,409.6	9.6	6.3	0.1	1.5	—	20,417.4	8.8
Total eligible collateral value	$212,368.1	100.0%	$8,977.3	100.0%	$10,351.8	100.0%	$231,697.2	100.0%
Total TCE	$85,638.0	88.6%	$3,099.4	3.2%	$7,968.9	8.2%	$96,706.3	100.0%
Number of members	179	84.0%	17	8.0%	17	8.0%	213	100.0%

	December 31, 2019
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$90,403.5	43.8%	$5,658.5	81.2%	$9,267.4	87.8%	$105,329.4	47.1%
High quality investment securities	4,452.4	2.2	1,306.4	18.8	1,265.6	12.0	7,024.4	3.1
ORERC/CFI eligible collateral	91,434.3	44.3	—	—	20.2	0.2	91,454.5	40.9
Multi-family residential mortgage loans	19,956.5	9.7	—	—	0.1	—	19,956.6	8.9
Total eligible collateral value	$206,246.7	100.0%	$6,964.9	100.0%	$10,553.3	100.0%	$223,764.9	100.0%
Total TCE	$74,267.6	87.7%	$1,494.0	1.8%	$8,922.5	10.5%	$84,684.1	100.0%
Number of members	179	88.2%	10	4.9%	14	6.9%	203	100.0%

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, credit ratings based on NRSROs, and/or the financial health of the underlying issuer

Beginning January 1, 2020, the Bank adopted new accounting guidance (ASU 2016-13 Financial Instruments - Credit Losses, as amended) pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through the allowance for credit losses. For additional information, refer to Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations in this Form 10-Q.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2020 and December 31, 2019, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2020(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,508.4	$—	$—	$—	$1,508.4
Federal funds sold	—	2,300.0	6,650.0	650.0	—	—	9,600.0
Total money market investments	—	2,300.0	8,158.4	650.0	—	—	11,108.4
Investment securities:
U.S. Treasury obligations	—	3,479.4	—	—	—	—	3,479.4
GSE and TVA obligations	—	1,869.7	—	—	—	—	1,869.7
State or local agency obligations	25.5	317.3	—	—	—	—	342.8
Total non-MBS	25.5	5,666.4	—	—	—	—	5,691.9
U.S. obligations single-family MBS	—	973.6	—	—	—	—	973.6
GSE single-family MBS	—	5,228.5	—	—	—	—	5,228.5
GSE multifamily MBS	—	4,497.0	—	—	—	—	4,497.0
Private label MBS	—	18.8	25.4	33.7	129.0	188.5	395.4
Total MBS	—	10,717.9	25.4	33.7	129.0	188.5	11,094.5
Total investments	$25.5	$18,684.3	$8,183.8	$683.7	$129.0	$188.5	$27,894.8

	December 31, 2019 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,471.7	$—	$—	$—	$1,471.7
Securities purchased under agreements to resell	600.0	—	1,000.0	600.0	—	—	2,200.0
Federal funds sold	—	800.0	2,820.0	150.0	—	—	3,770.0
Total money market investments	600.0	800.0	5,291.7	750.0	—	—	7,441.7
Investment securities:
U.S. Treasury obligations	—	3,390.7	—	—	—	—	3,390.7
GSE and TVA obligations	—	1,791.6	—	—	—	—	1,791.6
State or local agency obligations	25.6	316.6	—	—	—	—	342.2
Total non-MBS	25.6	5,498.9	—	—	—	—	5,524.5
U.S. obligations single-family MBS	—	1,057.8	—	—	—	—	1,057.8
GSE single-family MBS	—	5,212.4	—	—	—	—	5,212.4
GSE multifamily MBS	—	4,880.4	—	—	—	—	4,880.4
Private label MBS	—	20.1	27.8	36.3	152.1	213.7	450.0
Total MBS	—	11,170.7	27.8	36.3	152.1	213.7	11,600.6
Total investments	$625.6	$17,469.6	$5,319.5	$786.3	$152.1	$213.7	$24,566.8
Notes:
(1) Balances exclude total accrued interest of $44.5 million and $46.7 million for March 31, 2020 and December 31, 2019, respectively.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors including NRSRO analysis. The Bank does not rely solely on any NRSRO rating in deriving its final internal credit rating.

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

As of March 31, 2020, the Bank had unsecured exposure to 21 counterparties totaling $11.1 billion, with one counterparty exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2020 and December 31, 2019. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	March 31, 2020	December 31, 2019
Interest-bearing deposits	$1,508.4	$1,471.7
Federal funds sold	9,600.0	3,770.0
Total	$11,108.4	$5,241.7
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of March 31, 2020, 60% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of March 31, 2020, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2020 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$3,758.4	$650.0	$4,408.4
U.S. branches and agency offices of foreign commercial banks:
Australia	1,250.0	—	—	1,250.0
Canada	500.0	1,300.0	—	1,800.0
Finland	250.0	—	—	250.0
France	—	1,000.0	—	1,000.0
Germany	—	500.0	—	500.0
Netherlands	—	800.0	—	800.0
Norway	300.0	—	—	300.0
Switzerland	—	800.0	—	800.0
Total U.S. branches and agency offices of foreign commercial banks	2,300.0	4,400.0	—	6,700.0
Total unsecured investment credit exposure	$2,300.0	$8,158.4	$650.0	$11,108.4

(in millions)
December 31, 2019 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$1,471.7	$150.0	$1,621.7
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	—	1,270.0	—	1,270.0
Finland	300.0	—	—	300.0
Netherlands	—	750.0	—	750.0
Norway	—	100.0	—	100.0
Switzerland	—	700.0	—	700.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,820.0	—	3,620.0
Total unsecured investment credit exposure	$800.0	$4,291.7	$150.0	$5,241.7
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at March 31, 2020 or December 31, 2019.

At March 31, 2020 and December 31, 2019, all of the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $3.5 billion and $3.4 billion at March 31, 2020 and December 31, 2019, respectively.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $12.6 billion at March 31, 2020 and $12.9 billion at December 31, 2019.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $342.8 million and $342.2 million at March 31, 2020 and December 31, 2019, respectively.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at March 31, 2020 was $395.4 million, which was a decrease of $54.6 million from December 31, 2019. This decline was primarily due to repayments.

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

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. Beginning January 1, 2020, with the adoption of ASU 2016-13, for private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss, if any. If the security is in an unrealized gain position, the ACL is zero. Prior to January 1, 2020, credit losses were recorded through OTTI as a direct write-down of the security's amortized cost.

The Bank's provision for credit losses on its private label MBS was $2.8 million for the three months ended March 31, 2020. The Bank recorded an insignificant amount of credit-related OTTI charges in earnings during the three months ended March 31, 2019. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any securities with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its private label MBS securities amortized cost basis for the difference between amortized cost and fair value. The Bank has not recorded credit losses on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

The Bank’s estimate of cash flows has a significant impact on the determination of credit losses. To assess for expected credit losses, the Bank evaluates the projected cash flows to determine whether there is an expected shortfall in receiving all cash flows contractually due. The Bank uses a third-party model which incorporates various assumptions, such as expected housing price changes and interest rates among others, to produce cash flows that represent the Bank's best estimate of cash flows expected to be collected during the life of the securities.

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 47% relates to Prime and 45% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date credit losses as follows:

(dollars in millions)	March 31, 2020	December 31, 2019
Number of private label MBS with credit losses recognized:
Life-to-date	60	60
Still outstanding	35	35
Credit losses
OTTI credit losses recorded life-to-date	$458.6	$458.6
Credit losses recorded through an ACL	2.8	—
Total credit losses recorded life-to-date	$461.4	$458.6
Principal write-downs on private label MBS	(160.2)	(157.9)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(18.7)	(18.7)
Remaining amount of credit losses(1)	$166.0	$165.5
Note:
(1) Excludes recoveries of credit losses through interest income as a result of significant increases in projected cash flows.

Previously under the OTTI accounting model, when a significant increase in cash flows was expected, the Bank recognized recovery of OTTI through interest income by adjusting a security's accretable yield. Following the adoption of ASU 2016-13, the Bank will continue to use the accretable yield to recover OTTI previously recorded through interest income. When the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a benefit for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities were $4.0 million and $4.5 million for the first quarter of 2020 and 2019, respectively, and $183.1 million life-to-date.

Management will continue to evaluate all impaired securities, including those for which OTTI has been previously recorded. Material credit losses have occurred on private label MBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral, payments received on the securities themselves, as well as the Bank’s future modeling assumptions. Declines in the fair values of securities with expected credit losses may result in the Bank recording an ACL. Those securities for which the Bank is recognizing recovery of credit losses through interest income may be more likely to incur additional credit losses due to the nature of the historic OTTI accounting model.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any conventional mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $5.2 billion and $5.1 billion at March 31, 2020 and December 31, 2019, respectively, after an allowance for credit losses of $4.3 million and $7.8 million at March 31, 2020 and December 31, 2019, respectively.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2020, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2020, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2020 was $5.5 million and $1.9 million, respectively. The corresponding amounts at December 31, 2019 were $5.3 million and $2.0 million.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2019 Form 10-K for a description of the BOB program. At March 31, 2020 and December 31, 2019 the allowance for credit losses on BOB loans was $3.2 million and $3.1 million, respectively.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2020.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2020.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2020 and December 31, 2019.

(in millions)	March 31, 2020
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$75.0	$1.9	$(1.7)	$0.2
A	1,337.3	2.3	(1.8)	0.5
BBB	15.0	0.4	(0.3)	0.1
Cleared derivatives (2)	36,243.3	5.7	232.4	238.1
Liability positions with credit exposure:
Uncleared derivatives
A	27.6	(0.3)	0.5	0.2
Total derivative positions with credit exposure to non-member counterparties	37,698.2	10.0	229.1	239.1
Member institutions (3)	99.3	0.9	—	0.9
Total	$37,797.5	$10.9	$229.1	$240.0
Derivative positions without credit exposure	828.6
Total notional	$38,626.1

(in millions)	December 31, 2019
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,475.6	$3.9	$(3.7)	$0.2
Cleared derivatives (2)	41,954.8	5.8	133.3	139.1
Liability positions with credit exposure:
Uncleared derivatives
A	242.6	(2.0)	2.6	0.6
BBB	663.7	(1.8)	2.2	0.4
Total derivative positions with credit exposure to non-member counterparties	44,336.7	5.9	134.4	140.3
Member institutions (3)	73.6	—	—	—
Total	$44,410.3	$5.9	$134.4	$140.3
Derivative positions without credit exposure	1,979.3
Total notional	$46,389.6
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2020. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total uncleared notional amount outstanding as of March 31, 2020 and December 31, 2019. The Bank’s total net credit exposure to uncleared derivative counterparties was $1.7 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively.

Notional Greater Than 10%	March 31, 2020			December 31, 2019
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Bank of America, NA	A	$665.3	27.9	A	$1,475.6	33.3
Citi Bank NA	A	365.0	15.3	(1)	(1)	(1)
Morgan Stanley Capital	BBB	403.4	16.9	BBB	663.7	15.0
Deutsche Bank	BBB	261.2	11.0	(1)	(1)	(1)
All others	n/a	687.9	28.9	n/a	2,295.5	51.7
Total		$2,382.8	100.0		$4,434.8	100.0
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of March 31, 2020. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. In the first quarter of 2020, the Bank maintained larger balances in its liquidity portfolio which reflected the Bank's ability to stand ready for its members during the COVID-19 pandemic.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At March 31, 2020 and December 31, 2019, excess contingency liquidity was approximately $35.1 billion and $31.3 billion, respectively.

Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations. During the first quarter of 2020, the markets experienced volatility given the impacts related to the COVID-19 pandemic. However, the Bank maintained continual access to funding and coordinated with the Office of Finance (OF) and the other FHLBanks to ensure all funding needs were met.

Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, particularly funding indexed to SOFR. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. Effective March 2020, one scenario assumes that the Bank cannot access the capital markets for a period of 10 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at March 31, 2020. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2019 Form 10-K for additional information.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2019 Form 10-K for additional information.

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

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments . The Bank assumes LIBOR will continue to exist as the market benchmark rate until the end of 2021. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by year of contractual maturity as of March 31, 2020.

(in millions)	2020	2021	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$19,808.0	$7,775.0	$153.1	$27,736.1
Investments:
Non-MBS	—	—	94.3	94.3
MBS	51.3	3.9	7,587.8	7,643.0
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	2,576.0	6,469.4	5,876.0	14,921.4
Uncleared	14.3	—	92.2	106.5
Total Principal/Notional Amounts	$22,449.6	$14,248.3	$13,803.4	$50,501.3

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$15,958.0	$2,370.0	$230.0	$18,558.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	10,335.0	1,219.3	610.5	12,164.8
Uncleared	280.0	322.0	245.0	847.0
Total Principal/Notional Amounts	$26,573.0	$3,911.3	$1,085.5	$31,569.8

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

The Bank continues to execute certain variable rate instruments that are indexed to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of March 31, 2020.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$27,736.1	$3,110.0	$—	$891.7	$31,737.8
Investments:
Non-MBS	94.3	—	—	—	94.3
MBS	7,643.0	—	—	—	7,643.0
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	15,027.9	5,377.8	1,990.2	—	22,395.9
Total Principal/Notional Amounts	$50,501.3	$8,487.8	$1,990.2	$891.7	$61,871.0

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated obligations	$18,558.0	$16,446.0	$—	$—	$35,004.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	13,011.8	969.0	820.1	—	14,800.9
Total Principal/Notional Amounts	$31,569.8	$17,415.0	$820.1	$—	$49,804.9

In September 2019, the Finance Agency issued a supervisory letter to the FHLBanks providing LIBOR transition guidance. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. In addition, the Bank has ceased entering into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. On March 16, 2020, in light of market volatility, the Finance Agency extended to June 30, 2020 the FHLBank's ability to enter into certain instruments referencing LIBOR that mature after December 31, 2021, except for investments and option embedded products.

For additional information on operating and business risks to the Bank associated with the LIBOR transition, including those items that are dependent actions by third parties and developments in the market, see Risk Factors in Item 1A and the "Operating and Business Risks" discussion in the Risk Management section and Legislative and Regulatory Developments of Item 7. in the Bank's 2019 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest income:
Advances	$283,275	$538,337
Interest-bearing deposits	5,007	11,984
Securities purchased under agreements to resell	7,389	6,657
Federal funds sold	25,215	33,787
Trading securities	18,133	9,219
Available-for-sale (AFS) securities	63,377	63,128
Held-to-maturity (HTM) securities	18,484	24,359
Mortgage loans held for portfolio	45,038	42,014
Total interest income	465,918	729,485
Interest expense:
Consolidated obligations - discount notes	101,070	186,956
Consolidated obligations - bonds	261,159	409,295
Deposits	1,785	2,670
Mandatorily redeemable capital stock and other borrowings	6,145	600
Total interest expense	370,159	599,521
Net interest income	95,759	129,964
Provision for credit losses	3,448	426
Net interest income after provision for credit losses	92,311	129,538
Other noninterest income (loss):
Net OTTI losses	—	(22)
Net gains (losses) on investment securities (Note 2)	62,454	10,121
Net gains (losses) on derivatives and hedging activities (Note 5)	(97,410)	(12,971)
Standby letters of credit fees	5,383	5,802
Other, net	(1,760)	1,156
Total other noninterest income (loss)	(31,333)	4,086
Other expense:
Compensation and benefits	9,828	14,530
Other operating	7,117	6,992
Finance Agency	1,900	1,597
Office of Finance	1,529	1,538
Total other expense	20,374	24,657
Income before assessments	40,604	108,967
Affordable Housing Program (AHP) assessment	4,675	10,956
Net income	$35,929	$98,011

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$35,929	$98,011
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(67,374)	35,912
Net non-credit portion of OTTI gains (losses) on AFS securities	—	(399)
Reclassification of net (gains) included in net income relating to hedging activities	(1)	(8)
Pension and post-retirement benefits	169	57
Total other comprehensive income (loss)	(67,206)	35,562
Total comprehensive income (loss)	$(31,277)	$133,573

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$3,946,616	$21,490
Interest-bearing deposits (Note 2)	1,514,175	1,476,890
Federal funds sold (Note 2)	9,600,000	3,770,000
Securities purchased under agreements to resell (Note 2)	—	2,200,000
Investment securities: (Note 2)
Trading securities	3,731,430	3,631,650
AFS securities, net; amortized cost of $10,819,435 and $11,000,910, respectively	10,846,086	11,097,769
HTM securities; fair value of $2,279,525 and $2,440,288, respectively	2,208,923	2,395,691
Total investment securities	16,786,439	17,125,110
Advances (Note 3)	78,092,897	65,610,075
Mortgage loans held for portfolio, net (Note 4)	5,237,582	5,114,625
Banking on Business (BOB) loans, net	19,383	19,706
Accrued interest receivable	174,286	193,352
Derivative assets (Note 5)	239,996	140,251
Other assets	46,803	52,630
Total assets	$115,658,177	$95,724,129

LIABILITIES AND CAPITAL
Liabilities
Deposits	$812,645	$573,382
Consolidated obligations: (Note 6)
Discount notes	52,062,521	23,141,362
Bonds	56,953,302	66,807,807
Total consolidated obligations	109,015,823	89,949,169
Mandatorily redeemable capital stock (Note 7)	303,415	343,575
Accrued interest payable	151,991	205,118
AHP payable	107,815	112,289
Derivative liabilities (Note 5)	2,579	3,024
Other liabilities	303,446	64,736
Total liabilities	110,697,714	91,251,293
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding 36,299 and 30,550 shares, respectively	3,629,937	3,054,996
Retained earnings:
Unrestricted	883,432	910,726
Restricted	422,474	415,288
Total retained earnings	1,305,906	1,326,014
Accumulated Other Comprehensive Income (AOCI)	24,620	91,826
Total capital	4,960,463	4,472,836
Total liabilities and capital	$115,658,177	$95,724,129

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$35,929	$98,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,480	(17,862)
Net change in derivative and hedging activities	(374,979)	(134,337)
Other adjustments	3,952	952
Net change in:
Trading securities	150,198	(602,456)
Accrued interest receivable	18,965	(12,569)
Other assets	3,571	(2,077)
Accrued interest payable	(53,132)	29,564
Other liabilities	(15,893)	1,769
Net cash provided by (used in) operating activities	$(206,909)	$(639,005)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including ($572) and $90 (to) from other FHLBanks for mortgage loan program)	$(134,727)	$541,293
Securities purchased under agreements to resell	2,200,000	(250,000)
Federal funds sold	(5,830,000)	(920,000)
AFS securities:
Proceeds	571,462	616,961
Purchases	(285,862)	(1,031,067)
HTM securities:
Proceeds	533,236	771,185
Purchases	(346,552)	(375,635)
Advances:
Repaid	221,465,753	276,587,982
Originated	(233,633,055)	(269,230,729)
Mortgage loans held for portfolio:
Proceeds	194,788	86,171
Purchases	(319,364)	(154,420)
Other investing activities, net	(417)	1,115
Net cash provided by (used in) investing activities	$(15,584,738)	$6,642,856
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three Months Ended March 31,
(in thousands)	2020	2019
FINANCING ACTIVITIES
Net change in deposits	$236,008	$241,829
Net proceeds from issuance of consolidated obligations:
Discount notes	84,364,213	155,231,628
Bonds	15,633,162	15,225,378
Payments for maturing and retiring consolidated obligations:
Discount notes	(55,471,861)	(165,388,189)
Bonds	(25,523,380)	(10,954,550)
Proceeds from issuance of capital stock	2,183,720	1,454,810
Payments for repurchase/redemption of capital stock	(1,608,759)	(1,711,626)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(40,180)	(24,947)
Cash dividends paid	(56,150)	(69,595)
Net cash provided by (used in) financing activities	$19,716,773	$(5,995,262)
Net increase (decrease) in cash and due from banks	$3,925,126	$8,589
Cash and due from banks at beginning of the period	21,490	71,320
Cash and due from banks at end of the period	$3,946,616	$79,909
Supplemental disclosures:
Interest paid	$386,095	$606,332
AHP payments	9,149	3,175
Capital stock reclassified to mandatorily redeemable capital stock	20	24,813

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294
Comprehensive income	—	—	78,409	19,602	98,011	35,562	133,573
Issuance of capital stock	14,548	1,454,810	—	—	—	—	1,454,810
Repurchase/redemption of capital stock	(17,116)	(1,711,626)	—	—	—	—	(1,711,626)
Shares reclassified to mandatorily redeemable capital stock	(248)	(24,813)	—	—	—	—	(24,813)
Cash dividends	—	—	(69,595)	—	(69,595)	—	(69,595)
March 31, 2019	37,456	$3,745,615	$932,815	$371,505	$1,304,320	$108,708	$5,158,643

December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13	—	—	113	—	113	—	113
Comprehensive income	—	—	28,743	7,186	35,929	(67,206)	(31,277)
Issuance of capital stock	21,837	2,183,720	—	—	—	—	2,183,720
Repurchase/redemption of capital stock	(16,088)	(1,608,759)	—	—	—	—	(1,608,759)
Shares reclassified to mandatorily redeemable capital stock	—	(20)	—	—	—	—	(20)
Cash dividends	—	—	(56,150)	—	(56,150)	—	(56,150)
March 31, 2020	36,299	$3,629,937	$883,432	$422,474	$1,305,906	$24,620	$4,960,463

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

All members must purchase capital stock in the Bank. The amount of capital stock a member owns is based on membership requirements (membership asset value) and activity requirements (i.e., outstanding advances, letters of credit, and the principal balance of certain residential mortgage loans sold to the Bank). The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 8 - Transactions with Related Parties for additional information.

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

As provided by the Federal Home Loan Bank Act (FHLBank Act) or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF® Program and purchase certain investments. See Note 6 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement with the Federal Reserve.

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in the Bank's 2019 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

The Bank adopted the following new accounting standards during the three months ended March 31, 2020.

Standard	Description	Adoption Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04: Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform with optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.
		The Bank adopted the amendments in this ASU on March 12, 2020 and will apply it prospectively through December 31, 2022.	The adoption of this ASU did not impact the Bank’s financial condition or results of operation.
ASU 2018-15: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Service Arrangement That Is a Service Contract	This ASU reduces diversity in practice by aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement with internal-use software.	The Bank adopted this ASU on January 1, 2020 on a prospective basis.	The adoption of this ASU did not have a significant impact on the Bank’s financial condition or results of operations.
ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement	This ASU adds, removes, and modifies certain fair value disclosure requirements.	The Bank adopted this ASU on January 1, 2020.	The adoption of this ASU did not have a significant impact on the Bank's disclosures.
ASU 2016-13: Financial Instruments - Credit Losses, as amended
This ASU makes substantial changes to the accounting for credit losses on certain financial instruments. It replaces the current incurred loss model with a new model based on lifetime expected credit losses, which the FASB believes will result in more timely recognition of credit losses.

The Bank adopted this ASU on January 1, 2020 on a modified retrospective basis, with the exception of previously-OTTI AFS debt securities, for which the guidance was applied prospectively.
The adoption of this ASU did not have a significant impact on the Bank's financial statements. The Bank recognized zero credit losses on advances and GSE/U.S. investments. The impact on the Bank’s financial statements for all other financial instruments including securities purchased under agreements to resell, interest bearing deposits, federal funds sold, state or local agency obligations, private label MBS, BOB loans, and MPF loans was immaterial. See below for key changes to significant accounting policies.

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

ASU 2016-13: Financial Instruments - Credit Losses, as amended

Beginning January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through the allowance for credit losses (ACL). Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. For information on the prior accounting treatment, see Note 1 - Summary of Significant Accounting Policies of the audited financial statements in the Bank’s 2019 Form 10-K.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statement of Condition.

These investments are evaluated quarterly for expected credit losses. If applicable, an ACL is recorded with a corresponding adjustment to the provision for credit losses. The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.

See Note 2 - Investments for details on the allowance methodologies relating to these investments.

Investment Securities.

AFS. AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. If a shortfall occurs, the Bank recognizes an ACL. The ACL is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain position, the ACL is zero. The ACL excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write–down of the AFS security's amortized cost.

If the Bank intends to sell an AFS security in an unrealized loss position, or more likely than not will be required to sell the security, any ACL is written off and the amortized cost basis is written down to the security’s fair value with any incremental impairment reported in earnings as net gains (losses) on investment securities.

For AFS securities with OTTI recognized prior to January 1, 2020, the accretable yield continues to be used prospectively. Based on the quarterly assessment of expected credit losses, if there is an improvement, the Bank will first recognize a benefit for credit losses up to the amount of the ACL. If the ACL is zero and the increase in cash flows is significant, the Bank will adjust the accretable yield prospectively.

Effective January 1, 2020, the net non-credit portion of OTTI gains (losses) on AFS securities was reclassified to net unrealized gains (losses) on AFS securities within OCI.

Notes to Unaudited Financial Statements (continued)

HTM. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statement of Condition.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. The ACL excludes uncollectible accrued interest receivable, which is measured separately.

See Note 2 - Investments for details on the allowance methodologies relating to AFS and HTM securities.

Advances. Advances are carried at amortized cost, which is original cost net of periodic principal repayments, net of amortization of premiums and discounts (including discounts related to AHP) and hedging adjustments. Accrued interest receivable is recorded separately on the Combined Statement of Condition. Advances are evaluated quarterly for expected credit losses. If deemed necessary, an ACL is recorded with a corresponding adjustment to the provision for credit losses. See Note 3 - Advances for details on the allowance methodology relating to advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, hedging adjustments, and direct write-downs. Accrued interest receivable is recorded separately on the Statement of Condition. The Bank performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. An ACL is recorded with a corresponding adjustment to the provision for credit losses

The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis.

When developing the ACL, the Bank measures the estimated loss over the life of a mortgage loan and incorporates the credit enhancements of the MPF Program. If a loan is purchased at a discount, the discount does not offset the ACL. The allowance excludes uncollectible accrued interest receivable, as the Bank writes-off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

The Bank does not purchase mortgage loans with credit deterioration present at the time of purchase. The Bank includes estimates of expected recoveries within the ACL. See Note 4 - Mortgage Loans for details on the allowance methodologies relating to mortgage loans.

Off-Balance Sheet Credit Exposures. The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses is recorded in other liabilities with a corresponding adjustment to the provision for credit losses. Commitments to purchase MPF Loans are derivatives and therefore do not require an assessment of expected credit losses.

Note 2 – Investments

The Bank has short-term investments and may make other investments in debt securities, which are classified as trading, AFS, or HTM as further described below.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of BBB or greater (investment grade) by an NRSRO.

The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at March 31, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented.

Notes to Unaudited Financial Statements (continued)

The Bank invests in securities purchased under agreements to resell, which are secured investments. Securities purchased under agreements to resell are generally transacted on an overnight term and have standard market practices that include collateral maintenance provisions. As such, they are evaluated regularly to determine that the securities purchased under agreements to resell are fully collateralized. The counterparty is required to deliver additional collateral if the securities purchased under agreements to resell become under-collateralized, generally by the next business day. The Bank had no balance as of March 31, 2020.

At March 31, 2020, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Debt Securities

The Bank invests in debt securities, which are classified as trading, AFS, or HTM. Within these investments, the Bank is primarily subject to credit risk related to private label MBS that are supported by underlying mortgage or asset-backed loans. In 2007, the Bank discontinued the purchase of private label MBS. The Bank is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities.

Trading Securities. The following table presents trading securities as of March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
U.S. Treasury obligations	$3,479,415	$3,390,772
GSE and TVA obligations	252,015	240,878
Total	$3,731,430	$3,631,650

The following table presents net gains (losses) on trading securities for the first three months of 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net unrealized gains (losses) on trading securities held at period-end	$62,711	$10,121
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	(257)	—
Net gains on trading securities	$62,454	$10,121

Notes to Unaudited Financial Statements (continued)

AFS Securities. The following tables present AFS securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,608,831	$—	$15,433	$(6,626)	$1,617,638
State or local agency obligations	238,191	—	10,345	—	248,536
Total non-MBS	$1,847,022	$—	$25,778	$(6,626)	$1,866,174
MBS:
U.S. obligations single-family MBS	$764,468	$—	$6,154	$(6,892)	$763,730
GSE single-family MBS	4,091,043	—	22,627	(26,722)	4,086,948
GSE multifamily MBS	3,856,121	—	9,557	(16,875)	3,848,803
Private label MBS	260,781	(2,834)	24,512	(2,028)	280,431
Total MBS	$8,972,413	$(2,834)	$62,850	$(52,517)	$8,979,912
Total AFS securities	$10,819,435	$(2,834)	$88,628	$(59,143)	$10,846,086

	December 31, 2019
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,508,264	$—	$42,435	$—	$1,550,699
State or local agency obligations	238,496	—	9,398	—	247,894
Total non-MBS	$1,746,760	$—	$51,833	$—	$1,798,593
MBS:
U.S. obligations single-family MBS	$805,294	$—	$3,590	$(1,298)	$807,586
GSE single-family MBS	4,053,700	—	9,574	(7,415)	4,055,859
GSE multifamily MBS	4,120,532	—	4,581	(15,528)	4,109,585
Private label MBS	274,624	—	51,704	(182)	326,146
Total MBS	$9,254,150	$—	$69,449	$(24,423)	$9,299,176
Total AFS securities	$11,000,910	$—	$121,282	$(24,423)	$11,097,769
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization, OTTI and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $24.7 million and $24.4 million at March 31, 2020 and December 31, 2019.
(2) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank records an ACL for expected credit losses on AFS securities.

Notes to Unaudited Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of March 31, 2020 and December 31, 2019. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
GSE and TVA obligations	$721,294	$(6,626)	$—	$—	$721,294	$(6,626)
MBS:
U.S. obligations single-family MBS	$543,330	$(5,553)	$67,856	$(1,339)	$611,186	$(6,892)
GSE single-family MBS	2,853,395	(24,057)	259,764	(2,665)	3,113,159	(26,722)
GSE multifamily MBS	1,834,529	(9,426)	1,645,311	(7,449)	3,479,840	(16,875)
Private label MBS	35,246	(1,445)	2,577	(583)	37,823	(2,028)
Total MBS	$5,266,500	$(40,481)	$1,975,508	$(12,036)	$7,242,008	$(52,517)
Total	$5,987,794	$(47,107)	$1,975,508	$(12,036)	$7,963,302	$(59,143)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$492,038	$(1,022)	$46,104	$(276)	$538,142	$(1,298)
GSE single-family MBS	2,458,728	(6,318)	221,806	(1,097)	2,680,534	(7,415)
GSE multifamily MBS	2,515,001	(10,683)	1,181,509	(4,845)	3,696,510	(15,528)
Private label MBS	—	—	2,979	(182)	2,979	(182)
Total MBS	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)
Total	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2020 and December 31, 2019 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	539,109	549,103	525,301	534,642
Due after five years through ten years	816,391	817,875	700,613	719,672
Due after ten years	491,522	499,196	520,846	544,279
Total non-MBS	1,847,022	1,866,174	1,746,760	1,798,593
MBS	8,972,413	8,979,912	9,254,150	9,299,176
Total AFS securities	$10,819,435	$10,846,086	$11,000,910	$11,097,769

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Amortized cost of AFS non-MBS:
Fixed-rate	$1,847,022	$1,746,760
Variable-rate	—	—
Total non-MBS	$1,847,022	$1,746,760
Amortized cost of AFS MBS:
Fixed-rate	$1,627,094	$1,444,111
Variable-rate	7,345,319	7,810,039
Total MBS	$8,972,413	$9,254,150
Total amortized cost of AFS securities	$10,819,435	$11,000,910

HTM Securities. The following tables present HTM securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$94,310	$—	$(3,019)	$91,291
MBS:
U.S. obligations single-family MBS	$209,846	$434	$(754)	$209,526
GSE single-family MBS	1,141,522	36,186	(303)	1,177,405
GSE multifamily MBS	648,205	46,972	(7)	695,170
Private label MBS	115,040	44	(8,951)	106,133
Total MBS	$2,114,613	$83,636	$(10,015)	$2,188,234
Total HTM securities (2)	$2,208,923	$83,636	$(13,034)	$2,279,525

	December 31, 2019
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$94,310	$—	$(3,394)	$90,916
MBS:
U.S. obligations single-family MBS	$250,195	$1,087	$(78)	$251,204
GSE single-family MBS	1,156,545	20,896	(254)	1,177,187
GSE multifamily MBS	770,823	26,231	(252)	796,802
Private label MBS	123,818	881	(520)	124,179
Total MBS	$2,301,381	$49,095	$(1,104)	$2,349,372
Total HTM securities	$2,395,691	$49,095	$(4,498)	$2,440,288
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $5.5 million and $6.2 million at March 31, 2020 and December 31, 2019.
(2) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank is required to record an ACL on HTM securities. However, no credit loss was determined for these securities as of March 31, 2020.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2020 and December 31, 2019 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Unaudited Financial Statements (continued)

(in thousands)	March 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	31,925	31,442	31,925	31,381
Due after ten years	62,385	59,849	62,385	59,535
Total non-MBS	94,310	91,291	94,310	90,916
MBS	2,114,613	2,188,234	2,301,381	2,349,372
Total HTM securities	$2,208,923	$2,279,525	$2,395,691	$2,440,288

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Amortized cost of HTM non-MBS:
Fixed-rate	$—	$—
Variable-rate	94,310	94,310
Total non-MBS	$94,310	$94,310
Amortized cost of HTM MBS:
Fixed-rate	$1,747,818	$1,878,151
Variable-rate	366,795	423,230
Total MBS	$2,114,613	$2,301,381
Total HTM securities	$2,208,923	$2,395,691

Debt Securities ACL. An ACL on HTM securities was applicable upon adoption of ASU 2016-13, effective January 1, 2020. For HTM securities, there is no ACL at March 31, 2020. For AFS securities, the Bank recorded an ACL only on its private label MBS at March 31, 2020.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three months ended March 31, 2020.

(in thousands)	Private Label MBS
Balance, beginning of period	$—
Additional increases (decreases) for securities in which a previous allowance or credit loss was recorded	2,834
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Balance, end of period	$2,834

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at March 31, 2020, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at March 31, 2020.

Notes to Unaudited Financial Statements (continued)

The Bank only purchases GSE and other U.S. obligations considered investment quality. At March 31, 2020, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans and carry an implicit or explicit guarantee of the state or local agency. The Bank has not experienced any payment defaults on these instruments.

The Bank only purchases state or local agency obligations considered investment quality. At March 31, 2020, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At March 31, 2020, the Bank expects to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

The Bank evaluates HTM state or local agency obligations for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. To estimate the ACL, the Bank estimates its loss based on published probability of default and loss given defaults based on the rating of the instrument or guarantor and its type of state or local agency obligation (i.e., Housing Finance Agency). As of March 31, 2020, the Bank has not established an ACL on its HTM state or local agency obligations because the amount is immaterial.

Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2020, 20.9% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses. For certain private label MBS where underlying collateral data is not available, alternative procedures as determined by the Bank were used to assess these securities for credit loss measurement.

The Bank's evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of available information, including the structure of the applicable security and certain assumptions such as:

•	the remaining payment terms for the security;

•	prepayment speeds based on underlying loan-level borrower and loan characteristics;

•	expected default rates based on underlying borrower and loan characteristics;

•	expected loss severity based on underlying borrower and loan characteristics;

•	expected housing price changes; and

•	expected interest-rate assumptions.

The Bank performed a cash flow analysis using a third-party model to assess whether the entire amortized cost basis of its private label MBS securities will be recovered. The projected cash flows are based on a number of assumptions and expectations, and the results of the model can vary significantly with changes in assumptions and expectations. The projected cash flows, determined based on the model approach, reflect a best estimate scenario and include a base case housing price forecast and a base case housing price recovery path.

Notes to Unaudited Financial Statements (continued)

Note 3 – Advances

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

At March 31, 2020 and December 31, 2019, the Bank had advances outstanding with interest rates ranging from 0.22% to 7.40% and 1.15% and 7.40%, respectively.

The following table details the Bank’s advances portfolio by year of redemption as of March 31, 2020 and December 31, 2019.

(dollars in thousands)	March 31, 2020		December 31, 2019
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$55,648,846	1.20	$41,261,372	1.97%
Due after 1 year through 2 years	13,489,471	2.01	15,285,269	2.31
Due after 2 years through 3 years	5,482,744	2.35	6,065,460	2.52
Due after 3 years through 4 years	1,150,124	2.16	1,305,453	2.50
Due after 4 years through 5 years	1,645,405	2.01	869,892	2.10
Thereafter	190,661	2.60	651,673	2.76
Total par value	77,607,251	1.45	65,439,119	2.12%
Deferred prepayment fees	(2,264)		(1,814)
Hedging adjustments	487,910		172,770
Total book value (1)	$78,092,897		$65,610,075
Notes:
(1) Amounts exclude accrued interest receivable of $102.1 million and $119.7 million at March 31, 2020 and December 31, 2019.

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

At March 31, 2020 and December 31, 2019, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of March 31, 2020 and December 31, 2019.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Due in 1 year or less	$56,048,846	$42,556,372	$55,668,846	$41,281,372
Due after 1 year through 2 years	13,139,471	14,060,269	13,489,471	15,285,269
Due after 2 years through 3 years	5,472,744	6,035,460	5,482,744	6,065,460
Due after 3 years through 4 years	1,150,124	1,305,453	1,144,124	1,299,453
Due after 4 years through 5 years	1,605,405	829,892	1,636,405	864,892
Thereafter	190,661	651,673	185,661	642,673
Total par value	$77,607,251	$65,439,119	$77,607,251	$65,439,119

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Fixed-rate – overnight	$3,790,751	$3,847,547
Fixed-rate – term:
Due in 1 year or less	25,148,347	18,059,289
Thereafter	16,930,305	16,424,647
Total fixed-rate	45,869,403	38,331,483
Variable-rate:
Due in 1 year or less	26,709,748	19,354,536
Thereafter	5,028,100	7,753,100
Total variable-rate	31,737,848	27,107,636
Total par value	$77,607,251	$65,439,119

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of March 31, 2020, the Bank had advances of $60.7 billion outstanding to the five largest borrowers, which represented 78.2% of the total principal amount of advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at March 31, 2020.

As of December 31, 2019, the Bank had advances of $50.8 billion outstanding to the five largest borrowers, which represented 77.7% of the total principal amount of advances outstanding. Of these five, four had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2019.

Advances ACL. The Bank manages its total credit exposure (TCE), which includes advances, letters of credit, advance commitments, and other credit product exposure, through an integrated approach. This approach generally requires a credit limit to be established for each borrower and an ongoing review of each borrower’s financial condition in conjunction with the Bank's collateral and lending policies to limit risk of loss while balancing each borrower's need for a reliable source of funding. Eligible collateral and collateral requirements can vary based on the type of member: commercial banks, insurance companies, credit unions, de novo banks and CDFIs.

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

Notes to Unaudited Financial Statements (continued)

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2020 and December 31, 2019, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2020 and December 31, 2019, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at March 31, 2020 or December 31, 2019.

Notes to Unaudited Financial Statements (continued)

Note 4 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 8 for further information regarding transactions with related parties.

The following table presents balances as of March 31, 2020 and December 31, 2019 for mortgage loans held for portfolio.

(in thousands)	March 31, 2020	December 31, 2019
Fixed-rate long-term single-family mortgages (1)	$4,985,638	$4,863,177
Fixed-rate medium-term single-family mortgages (1)	161,764	167,156
Total par value	5,147,402	5,030,333
Premiums	84,351	82,108
Discounts	(3,460)	(3,616)
Hedging adjustments	13,583	13,632
Total mortgage loans held for portfolio (2)	$5,241,876	$5,122,457
Allowance for credit losses on mortgage loans	(4,294)	(7,832)
Mortgage loans held for portfolio, net	$5,237,582	$5,114,625
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $27.6 million and $26.9 million at March 31, 2020 and December 31, 2019.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Conventional loans	$4,977,297	$4,856,543
Government-guaranteed/insured loans	170,105	173,790
Total par value	$5,147,402	$5,030,333

Purchases, Sales and Reclassifications. During the three months ended March 31, 2020 and 2019, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Conventional MPF Loans - Credit Enhancements (CE). The conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so the risk of loss is limited to the losses within the Bank's risk tolerance. The Bank and its participating financial institution (PFI) share the risk of credit losses on conventional MPF loan products held for portfolio, by structuring potential losses into layers with respect to each master commitment. After considering the borrower’s equity and any Primary Mortgage Insurance (PMI), credit losses on mortgage loans in a master commitment are then absorbed by the Bank’s First Loss Account (FLA). If applicable to the MPF product, the Bank will withhold a PFI’s scheduled performance CE fee in order to reimburse the Bank for any losses allocated to the FLA (recaptured CE Fees). If the FLA is exhausted, the credit losses are then absorbed by the PFI up to an agreed upon CE amount. The CE amount could be covered by supplemental mortgage insurance (SMI) obtained by the PFI. Thereafter, any remaining credit losses are absorbed by the Bank.

Payment Status of Mortgage Loans. Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at March 31, 2020 and December 31, 2019.

	March 31, 2020
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$22,243	$18,954	$41,197
Past due 60-89 days	5,059	5,438	10,497
Past due 90 days or more	9,099	3,092	12,191
Total past due loans	$36,401	$27,484	$63,885
Current loans	1,420,536	3,582,838	5,003,374
Total conventional loans	$1,456,937	$3,610,322	$5,067,259

Payment Status, at recorded investment (1)	December 31, 2019
Past due 30-59 days			$43,872
Past due 60-89 days			8,601
Past due 90 days or more			12,826
Total past due loans			$65,299
Current loans			4,904,683
Total conventional loans			$4,969,982
Note:
(1) The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at March 31, 2020 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at March 31, 2020 and December 31, 2019.

	March 31, 2020
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$5,212	$524	$5,736
Serious delinquency rate (2)	0.2%	2.2%	0.3%
Past due 90 days or more still accruing interest	$—	$3,848	$3,848
Loans on nonaccrual status (3)	$14,260	$—	$14,260

	December 31, 2019
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$4,740	$1,110	$5,850
Serious delinquency rate (2)	0.3%	1.9%	0.3%
Past due 90 days or more still accruing interest	$—	$3,363	$3,363
Loans on nonaccrual status (3)	$14,890	$—	$14,890
Note:
(1) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(2) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.
(3) All conventional mortgage loans on non-accrual status had an associated ACL or available credit enhancements to absorb expected credit losses.

Notes to Unaudited Financial Statements (continued)

Mortgage Loans Held for Portfolio ACL. For information on the prior methodology for evaluating credit losses, as well as a discussion on classes of financing receivables, the Bank’s policies for impairing financing receivables, placing them on non-accrual status, and charging them off when necessary, see Note 10 - Allowance for Credit Losses of the audited financial statements in the Bank’s 2019 Form 10-K.

Conventional MPF - Expected Losses. Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses a third-party model to estimate expected credit losses over the life of the loans. The estimate of the expected credit losses includes coverage of certain losses by PMI, if applicable. The model relies on a number of inputs, such as housing price forecasts and interest rates as well as historical borrower behavior experience. The Bank’s reasonable and supportable forecast for housing prices is two years. The Bank then reverts to historic averages over a three year period. The Bank may incorporate a qualitative adjustment to the model results, if deemed appropriate, based on current market conditions or results.

Certain conventional loans may be evaluated for credit losses by the Bank using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The estimate of the expected credit losses includes coverage of certain losses by PMI, if applicable. The estimated fair value of the collateral is determined based on a value provided by a third-party’s retail-based Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations. The estimated credit loss on collateral dependent loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off.

Conventional MPF - Expected Recoveries. With the adoption of ASU 2016-13, the Bank is permitted to recognize a recovery through the provision for credit losses where expected lifetime credit losses are less than the amounts previously charged-off. This includes potentially recording a negative ACL for certain of the Bank's MPF products. The reduction to the ACL for expected recoveries is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's Statements of Condition.

Conventional MPF - Application of CE. The Bank also incorporates associated CE, if any, to determine its estimate of expected credit losses. The Bank records an ACL for expected credit losses that exceed the amount the Bank expects to receive from available CE. Potential recoveries from CE for conventional loans are evaluated at the individual master commitment level to determine the CE available to recover losses on loans under each individual master commitment.

Conventional MPF - Rollforward of ACL

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of period	$7,832	$7,309
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	(3,875)	—
(Charge-offs) Recoveries, net (2)	3	186
Provision for credit losses	334	449
Balance, March 31	$4,294	$7,944
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to

Notes to Unaudited Financial Statements (continued)

defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at March 31, 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $2.2 million and $2.0 million of REO reported in Other assets on the Statement of Condition at March 31, 2020 and December 31, 2019, respectively.

Note 5 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank's derivative transactions, see Note 11 - Derivatives and Hedging Activities to the audited financial statements in the Bank's 2019 Form 10-K.

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

	March 31, 2020
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$27,340,800	$11,659	$4,936
Derivatives not designated as hedging instruments:
Interest rate swaps	$9,855,964	$2,943	$4,757
Interest rate caps or floors	1,330,000	969	—
Mortgage delivery commitments	99,257	941	99
Total derivatives not designated as hedging instruments:	$11,285,221	$4,853	$4,856
Total derivatives before netting and collateral adjustments	$38,626,021	$16,512	$9,792
Netting adjustments and cash collateral (1)		223,484	(7,213)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$239,996	$2,579

Notes to Unaudited Financial Statements (continued)

	December 31, 2019
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,572,128	$14,079	$4,148
Derivatives not designated as hedging instruments:
Interest rate swaps	$10,413,906	$1,676	$4,642
Interest rate caps or floors	1,330,000	417	—
Mortgage delivery commitments	73,574	29	79
Total derivatives not designated as hedging instruments:	$11,817,480	$2,122	$4,721
Total derivatives before netting and collateral adjustments	$46,389,608	$16,201	$8,869
Netting adjustments and cash collateral (1)		124,050	(5,845)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$140,251	$3,024
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $235.6 million and $138.1 million at March 31, 2020 and December 31, 2019, respectively. Cash collateral received was $4.9 million for March 31, 2020 and $8.2 million for December 31, 2019.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three Months Ended March 31, 2020
Hedged item type:
Advances	$(315,244)	$315,139	$(17,713)	$(17,818)	$283,275
AFS securities	(106,202)	102,057	(1,936)	(6,081)	63,377
Mortgage loans held for portfolio	—	(406)	—	(406)	45,038
Consolidated obligations – bonds	42,370	(41,985)	9,677	10,062	(261,159)
Total	$(379,076)	$374,805	$(9,972)	$(14,243)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three Months Ended March 31, 2019
Hedged item type:
Advances	$(114,197)	$114,122	$23,980	$23,905	$538,337
AFS securities	(27,878)	26,735	610	(533)	63,128
Mortgage loans held for portfolio	—	(882)	—	(882)	42,014
Consolidated obligations – bonds	67,758	(68,129)	(29,091)	(29,462)	(409,295)
Total	$(74,317)	$71,846	$(4,501)	$(6,972)

Notes to Unaudited Financial Statements (continued)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	March 31, 2020
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$17,180,836	$487,932	$(22)	$487,910
AFS securities	1,493,986	151,035	1,249	152,284
Consolidated obligations – bonds	9,382,663	74,646	386	75,032

(in thousands)	December 31, 2019
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$16,724,094	$172,779	$(9)	$172,770
AFS securities	1,391,938	48,946	1,281	50,227
Consolidated obligations – bonds	16,715,492	32,886	160	33,046
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income.

	Three months ended March 31,
(in thousands)	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(98,204)	$(10,196)
Interest rate caps or floors	552	(1,323)
Net interest settlements	(1,271)	(1,214)
To Be Announced (TBA)	38	—
Mortgage delivery commitments	1331	128
Other	1	8
Total net gains (losses) related to derivatives not designated as hedging instruments	$(97,553)	$(12,597)
Other - price alignment amount on cleared derivatives (1)	143	(374)
Net gains (losses) on derivatives and hedging activities	$(97,410)	$(12,971)
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a settled to market.

The Bank had no active cash flow hedging relationships during the first three months of 2020 or 2019.

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

Notes to Unaudited Financial Statements (continued)

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at March 31, 2020 was $2.3 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver additional collateral to its derivative counterparties at March 31, 2020.

Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank's counterparties. The Clearing House notifies the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The Bank uses CME Clearing as the Clearing House for all cleared derivative transactions. Variation margin payments are characterized as settled to market, rather than collateral. Initial margin is considered collateralized to market.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 9 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2020.

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

	Derivative Assets
(in thousands)	March 31, 2020	December 31, 2019
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$7,575	$8,743
Cleared derivatives	7,996	7,429
Total gross recognized amount	15,571	16,172
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(6,657)	(7,631)
Cleared derivatives	230,141	131,681
Total gross amounts of netting adjustments and cash collateral	223,484	124,050
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	918	1,112
Cleared derivatives	238,137	139,110
Total net amounts after netting adjustments and cash collateral	239,055	140,222
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	941	29
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	941	29
Total derivative assets:
Uncleared derivatives	1,859	1,141
Cleared derivatives	238,137	139,110
Total derivative assets as reported in the Statement of Condition	239,996	140,251
Net unsecured amount:
Uncleared derivatives	1,859	1,141
Cleared derivatives	238,137	139,110
Total net unsecured amount	$239,996	$140,251

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2020	December 31, 2019
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$7,411	$7,135
Cleared derivatives	2,282	1,655
Total gross recognized amount	9,693	8,790
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(4,931)	(4,190)
Cleared derivatives	(2,282)	(1,655)
Total gross amounts of netting adjustments and cash collateral	(7,213)	(5,845)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2,480	2,945
Cleared derivatives	—	—
Total net amounts after netting adjustments and cash collateral	2,480	2,945
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	99	79
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	99	79
Total derivative liabilities
Uncleared derivatives	2,579	3,024
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	2,579	3,024
Net unsecured amount:
Uncleared derivatives	2,579	3,024
Cleared derivatives	—	—
Total net unsecured amount	$2,579	$3,024
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Unaudited Financial Statements (continued)

Note 6 – Consolidated Obligations

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $1,174.7 billion and $1,025.9 billion at March 31, 2020 and December 31, 2019, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 13 to the audited financial statements in the Bank's 2019 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Par value of consolidated bonds:
Fixed-rate	$21,798,620	$29,292,200
Step-up	245,000	705,000
Floating-rate	34,759,000	36,707,000
Total par value	56,802,620	66,704,200
Bond premiums	89,309	85,028
Bond discounts	(7,920)	(8,350)
Concession fees	(5,739)	(6,118)
Hedging adjustments	75,032	33,047
Total book value	$56,953,302	$66,807,807

Notes to Unaudited Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$43,131,165	0.97%	$50,306,900	1.83%
Due after 1 year through 2 years	5,558,925	1.88	7,268,705	2.10
Due after 2 years through 3 years	2,202,555	2.34	2,705,420	2.36
Due after 3 years through 4 years	1,338,700	2.57	1,469,400	2.58
Due after 4 years through 5 years	1,122,500	2.46	947,375	2.69
Thereafter	3,448,775	2.61	4,006,400	2.73
Total par value	$56,802,620	1.28%	$66,704,200	1.96%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Noncallable	$52,423,620	$61,597,600
Callable	4,379,000	5,106,600
Total par value	$56,802,620	$66,704,200

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2020 and December 31, 2019.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2020	December 31, 2019
Due in 1 year or less	$45,622,165	$54,157,900
Due after 1 year through 2 years	5,374,925	6,573,705
Due after 2 years through 3 years	2,257,555	2,623,420
Due after 3 years through 4 years	1,177,700	1,063,400
Due after 4 years through 5 years	882,500	827,375
Thereafter	1,487,775	1,458,400
Total par value	$56,802,620	$66,704,200

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2020 and December 31, 2019.

(dollars in thousands)	March 31, 2020	December 31, 2019
Book value	$52,062,521	$23,141,362
Par value	52,132,651	23,211,524
Weighted average interest rate (1)	0.83%	1.61%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)

Note 7 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 15 to the audited financial statements in the Bank’s 2019 Form 10-K. At March 31, 2020, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $3.3 billion in B1 membership stock and B2 activity stock, respectively, at March 31, 2020. The Bank had $0.3 billion and $2.7 billion in B1 membership stock and B2 activity stock, respectively, at December 31, 2019.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$648,285	$5,239,258	$610,573	$4,724,586
Total capital-to-asset ratio	4.0%	4.5%	4.0%	4.9%
Total regulatory capital	4,626,327	5,239,258	3,828,965	4,724,586
Leverage ratio	5.0%	6.8%	5.0%	7.4%
Leverage capital	5,782,909	7,858,888	4,786,206	7,086,879

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 19, 2020, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2019. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2020.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At March 31, 2020 and December 31, 2019, the Bank had $303.4 million and $343.6 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense was $6.1 million and $0.6 million during the first quarter ending March 31, 2020 and 2019, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the first quarter ending March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of the period	$343,575	$24,099
Capital stock subject to mandatory redemption reclassified from capital	20	24,813
Redemption/repurchase of mandatorily redeemable stock	(40,180)	(24,947)
Balance, end of the period	$303,415	$23,965

As of March 31, 2020, the total mandatorily redeemable capital stock reflected the balance for six institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.  One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Due in 1 year or less	$3,161	$3,316
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	21	21
Due after 3 years through 4 years	20,000	20,000
Due after 4 years through 5 years	280,020	320,000
Past contractual redemption date due to remaining activity	213	238
Total	$303,415	$343,575

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

Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At March 31, 2020, retained earnings were $1,305.9 million, including $883.4 million of unrestricted retained earnings and $422.5 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the first quarter of 2020 and 2019 are presented in the table below.

	Dividend - Annual Yield
	2020		2019
	Membership	Activity	Membership	Activity
February	4.50%	7.75%	4.50%	7.75%

In April 2020, the Bank paid a quarterly dividend equal to an annual yield of 3.00% and 6.25% on membership and activity stock, respectively.

Notes to Unaudited Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended March 31, 2020 and 2019.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	35,912	(421)	—	—	35,491
Non-credit OTTI to credit OTTI	—	22	—	—	22
Amortization on hedging activities	—	—	(8)	—	(8)
Pension and post-retirement	—	—	—	57	57
March 31, 2019	$45,799	$64,734	$168	$(1,993)	$108,708

December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU 2016-13	51,704	(51,704)	—	—	—
Net unrealized gains (losses)	(67,374)	—	—	—	(67,374)
Amortization on hedging activities	—	—	(1)	—	(1)
Pension and post-retirement	—	—	—	169	169
March 31, 2020	$29,485	$—	$148	$(5,013)	$24,620

Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	March 31, 2020	December 31, 2019
Advances	$44,911,955	$34,748,867
Letters of credit (1)	2,228,656	2,418,025
MPF loans	434,399	455,600
Deposits	31,233	17,904
Capital stock	2,019,320	1,574,659
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three Months Ended March 31,
(in thousands)	2020	2019
Interest income on advances	$152,648	$391,548
Interest income on MPF loans	6,599	7,646
Letters of credit fees	712	1,632

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three Months Ended March 31,
(in thousands)	2020	2019
Servicing fee expense	$971	$835

Notes to Unaudited Financial Statements (continued)

(in thousands)	March 31, 2020	December 31, 2019
Interest-bearing deposits maintained with FHLBank of Chicago	$5,745	$5,173

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2020 and 2019, there was no lending or borrowing activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three months ended March 31, 2020 and 2019, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2020 and 2019.

In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 17 to the audited financial statements in the Bank's 2019 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2020 and December 31, 2019. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2020 and December 31, 2019 are presented in the table below.

Fair Value Summary Table
	March 31, 2020
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$3,946,616	$3,946,616	$—	$—	$—	$3,946,616
Interest-bearing deposits	1,514,175	1,508,430	5,745	—	—	1,514,175
Federal funds sold	9,600,000	—	9,599,806	—	—	9,599,806
Securities purchased under agreement to resell (2)	—	—	—	—	—	—
Trading securities	3,731,430	—	3,731,430	—	—	3,731,430
AFS securities	10,846,086	—	10,565,655	280,431	—	10,846,086
HTM securities	2,208,923	—	2,173,392	106,133	—	2,279,525
Advances	78,092,897	—	78,197,152	—	—	78,197,152
Mortgage loans held for portfolio, net	5,237,582	—	5,495,157	—	—	5,495,157
BOB loans, net	19,383	—	—	19,383	—	19,383
Accrued interest receivable	174,286	—	174,286	—	—	174,286
Derivative assets	239,996	—	16,512	—	223,484	239,996
Liabilities:
Deposits	$812,645	$—	$812,645	$—	$—	$812,645
Discount notes	52,062,521	—	52,115,714	—	—	52,115,714
Bonds	56,953,302	—	57,437,543	—	—	57,437,543
Mandatorily redeemable capital stock (3)	303,415	309,558	—	—	—	309,558
Accrued interest payable (3)	151,991	—	145,846	—	—	145,846
Derivative liabilities	2,579	—	9,792	—	(7,213)	2,579

Notes to Unaudited Financial Statements (continued)

	December 31, 2019
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$21,490	$21,490	$—	$—	$—	$21,490
Interest-bearing deposits	1,476,890	1,471,717	5,173	—	—	1,476,890
Federal funds sold	3,770,000	—	3,769,965	—	—	3,769,965
Securities purchased under agreement to resell (2)	2,200,000	—	2,199,973	—	—	2,199,973
Trading securities	3,631,650	—	3,631,650	—	—	3,631,650
AFS securities	11,097,769	—	10,771,623	326,146	—	11,097,769
HTM securities	2,395,691	—	2,316,109	124,179	—	2,440,288
Advances	65,610,075	—	65,662,578	—	—	65,662,578
Mortgage loans held for portfolio, net	5,114,625	—	5,313,973	—	—	5,313,973
BOB loans, net	19,706	—	—	19,706	—	19,706
Accrued interest receivable	193,352	—	193,352	—	—	193,352
Derivative assets	140,251	—	16,201	—	124,050	140,251
Liabilities:
Deposits	$573,382	$—	$573,382	$—	$—	$573,382
Discount notes	23,141,362	—	23,142,588	—	—	23,142,588
Bonds	66,807,807	—	66,981,400	—	—	66,981,400
Mandatorily redeemable capital stock (3)	343,575	350,287	—	—	—	350,287
Accrued interest payable (3)	205,118	—	198,406	—	—	198,406
Derivative liabilities	3,024	—	8,869	—	(5,845)	3,024
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2020 and December 31, 2019. These instruments’ maturity term is overnight.
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

The Bank uses a market approach for its state and local agency bonds and U.S. Treasury obligations. For state and local agency bonds, the Bank obtains prices from multiple designated third-party vendors when available, and the default price is the average of the prices obtained. Otherwise, the approach is generally consistent with the approach outlined below for Investment Securities - MBS. For U.S. Treasury obligations, prices are obtained from a third-party vendor based on daily trade activity or dealer quotes. For certain short-term U.S. Treasury obligations, market prices are not available, and the Bank uses an income approach.

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

The Bank's valuation technique first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of March 31, 2020, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

The discounted cash flow analysis used to determine the net present value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	Discount rate assumption. SOFR curve for SOFR indexed swaps. Overnight Index Swap (OIS) curve for all other swaps.

•	Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedge relationship). LIBOR Swap curve, OIS curve or SOFR curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement and a pricing adjustment reflective of the secondary mortgage market.

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

Notes to Unaudited Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at March 31, 2020 and December 31, 2019. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$3,479,415	$—	$—	$3,479,415
GSE and TVA obligations	—	252,015	—	—	252,015
Total trading securities	$—	$3,731,430	$—	$—	$3,731,430
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,617,638	$—	$—	$1,617,638
State or local agency obligations	—	248,536	—	—	248,536
MBS:
U.S. obligations single-family MBS	—	763,730	—	—	763,730
GSE single-family MBS	—	4,086,948	—	—	4,086,948
GSE multifamily MBS	—	3,848,803	—	—	3,848,803
Private label MBS	—	—	280,431	—	280,431
Total AFS securities	$—	$10,565,655	$280,431	$—	$10,846,086
Derivative assets:
Interest rate related	$—	$15,571	$—	$223,484	$239,055
Mortgage delivery commitments	—	941	—	—	941
Total derivative assets	$—	$16,512	$—	$223,484	$239,996
Total recurring assets at fair value	$—	$14,313,597	$280,431	$223,484	$14,817,512
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$9,693	—	$(7,213)	$2,480
Mortgage delivery commitments	—	99	—	—	99
Total recurring liabilities at fair value (2)	$—	$9,792	$—	$(7,213)	$2,579
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$2,991	$—	$2,991
REO	—	—	228	—	228
Total non-recurring assets at fair value	$—	$—	$3,219	$—	$3,219

Notes to Unaudited Financial Statements (continued)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$3,390,772	$—	$—	$3,390,772
GSE and TVA obligations	—	240,878	—	—	240,878
Total trading securities	$—	$3,631,650	$—	$—	$3,631,650
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,550,699	$—	$—	1,550,699
State or local agency obligations	—	247,894	—	—	247,894
MBS:
U.S. obligations single-family MBS	—	807,586	—	—	807,586
GSE single-family MBS	—	4,055,859	—	—	4,055,859
GSE multifamily MBS	—	4,109,585	—	—	4,109,585
Private label MBS	—	—	326,146	—	326,146
Total AFS securities	$—	$10,771,623	$326,146	$—	$11,097,769
Derivative assets:
Interest rate related	$—	$16,172	$—	$124,050	$140,222
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$16,201	$—	$124,050	$140,251
Total recurring assets at fair value	$—	$14,419,474	$326,146	$124,050	$14,869,670
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$8,790	$—	$(5,845)	$2,945
Mortgage delivery commitments	—	79	—	—	79
Total recurring liabilities at fair value (2)	$—	$8,869	$—	$(5,845)	$3,024
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$7,850	$—	$7,850
REO	—	—	2,449	—	2,449
Total non-recurring assets at fair value	$—	$—	$10,299	$—	$10,299
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

Notes to Unaudited Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first three months of 2020 or 2019.

	AFS Private Label MBS
	Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of period	$326,146	$409,550
Total gains (losses) (realized/unrealized) included in:
Provision for credit losses (1)	(2,834)	—
Accretion of credit losses in interest income	2,909	3,150
Net OTTI losses, credit portion	—	(22)
Net unrealized gains on AFS in OCI	(29,039)	61
Reclassification of non-credit portion included in net income	—	22
Unrealized gains (losses) on OTTI AFS in OCI	—	(421)
Purchases, issuances, sales, and settlements:
Settlements	(16,751)	(17,734)
Balance at March 31	$280,431	$394,606
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31	$75	$3,128
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held March 31 (2)	$(29,039)	N/A
Notes:
(1) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank is required to record an ACL for expected credit losses on AFS securities.
(2) Due to the prospective adoption of ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement, effective January 1, 2020, this is not applicable for 2019.

Notes to Unaudited Financial Statements (continued)

Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2020			December 31, 2019
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$17,448,706	$—	$17,448,706	$17,370,617
Commitments to fund additional advances and BOB loans	32,311	—	32,311	19,796
Commitments to purchase mortgage loans	99,257	—	99,257	73,574
Unsettled consolidated obligation bonds, at par	586,500	—	586,500	62,000
Unsettled consolidated obligation discount notes, at par	200,000	—	200,000	1,083,406
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $55.6 million and $23.9 million at March 31, 2020 and December 31, 2019, respectively.
(2) Letters of credit in the amount of $3.9 billion and $4.3 billion at March 31, 2020 and December 31, 2019, respectively, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately 5 years.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.5 million at both March 31, 2020 and December 31, 2019. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. . The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2020 and December 31, 2019. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $10.8 billion and $9.8 billion at March 31, 2020 and December 31, 2019, respectively.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 5 - Derivatives and Hedging Activities in this Form 10-Q for additional information about the Bank's pledged collateral and other credit-risk-related contingent features.

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

Notes 3, 5, 6, 7, and 8 also discuss other commitments and contingencies.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2020.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank's 2019 Form 10-K. Other than as noted below, there have been no material changes from the Risk Factors disclosed in the Bank's 2019 Form 10-K.

The COVID-19 pandemic has created economic and financial disruptions, including lower interest rates, that have impacted the Bank’s business, operations, and financial results. The ultimate impact will depend on future developments, which are unpredictable, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the related economic effects.

The COVID-19 pandemic has negatively impacted the global economy, resulted in lower equity market valuations and interest rates, created significant volatility and disruption in financial markets, and greatly increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses along with social distancing measures and sheltering-in-place requirements in many states and communities. These items could reduce the demand for the Bank’s products and services, as well as cause deterioration in the overall credit quality of the Bank's members and counterparties.

Furthermore, the demand for the Bank’s consolidated obligations and/or advance products may be significantly impacted due to new government programs that provide alternative financing. A decline in the demand for the Bank’s consolidated obligations and/or advance products could adversely affect the Bank’s financial results. Additionally, the uncertainty in the financial markets along with severe volatility may impact the Bank’s access to liquidity or the cost of funds and adversely impact financial results.

Severe market volatility also impacts the Bank’s ability to model and manage market and other risks, along with determining collateral values, which could affect the Bank’s ability to make business decisions and limit members’ ability to do business with the Bank. Similarly, because of changing economic and market conditions affecting the Bank’s investments, the Bank may be required to recognize further impairments on securities held, which may result in additional provision for credit losses on private label MBS or reduced comprehensive income depending on the classification of the investment.

The Bank’s business operations may also be disrupted if significant portions of its workforce are unable to work effectively due to illness, quarantines, government actions, or other restrictions in connection with the pandemic. Cyber-security risk is elevated with employees working remotely. This presents additional opportunities for cyber-criminals to exploit potential vulnerabilities. While there are continued attempts to penetrate the Bank’s security, the Bank has not experienced a breach of its security during the pandemic.

The Bank is reliant on third-party vendors who are also impacted by the COVID-19 pandemic. Vendor personnel may be working remotely and/or the vendors could have a shortage of personnel. A disruption, delay or failure of a critical third-party vendor’s services as a result of these factors could impact the Bank’s operating results, and the Bank’s ability to provide services to the membership.

The extent to which the COVID-19 pandemic impacts the Bank’s business, results of operations, and financial condition, including expectations regarding the payment and levels of dividends, will depend on future developments. These developments are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; the continued effectiveness of the Bank’s business continuity plan; and actions taken by governmental authorities and other third parties in response to the pandemic.

Additionally, the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in the Bank’s most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, risks of interest rate changes, market and liquidity disruptions, legislative and regulatory developments, market volatility, member and counterparty credit instability, impairment of investments, cyber-security breaches and technology interruptions.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.1	Agreement, dated March 24, 2020, with Executive Officer Yealy*	Filed herewith.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
Exhibit 31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
Exhibit 101	Interactive Data File (XBRL)	Filed herewith.
* Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

By: /s/ David G. Paulson
David G. Paulson
Chief Operating Officer
(Principal Financial Officer and Authorized Officer)

By: /s/ Edward V. Weller
Edward V. Weller
Chief Accounting Officer
(Authorized Officer)

Date: May 8, 2020