Form 10-Q
period 2020-09-30
Federal Home Loan Bank of Pittsburgh
filed 2020-11-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

There were 19,587,548 shares of common stock with a par value of $100 per share outstanding at October 30, 2020.

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

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q and all risks and uncertainties addressed throughout this report, as well as the Bank's 2019 Form 10-K (2019 Form 10-K), including Risk Factors included in Part I, Item 1A of that report and the Bank's Quarterly Report on Form 10-Q for the period ended June 30, 2020 (second quarter Form 10-Q), including Risk Factors included in Part II, Item 1A of that report. Information on the Bank's websites referred to in this Form 10-Q is not incorporated in, or a part of, this Form 10-Q.

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

The COVID-19 pandemic caused the markets to be volatile toward the end of the first quarter and into the second quarter of 2020. To address the virus impact on the U.S. economy, the Federal Reserve Board (Federal Reserve) lowered the Federal funds target rate, falling eventually to a range between 0% to 0.25%. In addition, the Federal Reserve committed to using its full range of tools to respond to the turbulence in the markets, provide liquidity, and to support the economy.  During the third quarter of 2020, the markets continued to contend with the impact of the COVID-19 pandemic. At its September 2020 meeting, the Federal Reserve maintained the Federal funds target range through at least 2023 and said it would maintain its quantitative easing, repurchase and overnight lending programs to keep credit available.

Yields on U.S. Treasuries were generally lower during the third quarter of 2020 relative to the prevailing yields during the second quarter, although yields increased for maturities 10 years and longer. The decline of 3-month LIBOR during the third quarter resulted in compressed short-term funding spreads. The Bank's long-term funding costs relative to LIBOR improved during the quarter due to increased investor confidence creating more demand in the term markets. Term debt spreads relative to U.S. Treasuries remained high but did improve during the quarter due to stronger investor demand.

Results of Operations. The Bank's net income totaled $57.4 million for the third quarter of 2020, compared to $70.3 million for the third quarter of 2019. Lower net interest income was the primary driver for the year-over-year change, partially offset by higher other noninterest income. Interest income was $185.9 million for the third quarter of 2020, compared with $700.0 million for the third quarter of 2019. The decrease was the result of lower average interest-earning asset balances as well as lower yields driven by lower short-term interest rates. Interest income also included net prepayment fees on advances of $13.8 million for the third quarter of 2020, compared with $1.1 million for the third quarter of 2019. Interest expense was $101.7 million for the third quarter of 2020, compared with $590.9 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligation balances as well as lower rates paid, which were driven by lower short-term interest rates. The net interest margin was 47 basis points and 41 basis points for the third quarters of 2020 and 2019, respectively. The increase in net interest margin was primarily due to advance prepayment fees, lower funding costs, and a higher percentage of MBS and Mortgage Partnership Finance® (MPF®) Program assets which have wider spreads.

The Bank’s net income totaled $153.6 million for the nine months ended September 30, 2020, compared to $236.0 million for the same prior-year period. The $82.4 million decrease was driven primarily by lower net interest income and lower other noninterest income. Interest income was $936.1 million for the nine months ended September 30, 2020, compared with $2.1 billion for the same prior-year period. This decrease was the result of lower average advance balances as well as lower yields driven by lower short-term interest rates. Interest income also included net prepayment fees on advances of $17.0 million for the nine months ended September 30, 2020, compared with $9.0 million for the same prior-year period. Interest expense was $653.4 million for the nine months ended September 30, 2020, compared with $1.8 billion in the same prior-year period. This decrease was primarily the result of lower average consolidated obligation balances as well as lower rates paid, which was driven by lower short-term interest rates. The net interest margin was 44 basis points and 45 basis points for the first nine months of 2020 and 2019, respectively.

Financial Condition. Advances. Advances totaled $35.8 billion at September 30, 2020, a decrease of $29.8 billion compared to $65.6 billion at December 31, 2019. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. After a significant increase in first quarter advances that corresponded with member needs, new federal government liquidity programs took hold in the second and third quarters, which continue to contribute to higher deposits at our members and decreased advance levels for the Bank. While the advance portfolio decreased compared to December 31, 2019, the term of advances increased slightly. At September 30, 2020, approximately 38% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 37% at December 31, 2019.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At September 30, 2020, the Bank held $6.8 billion of liquid assets compared to $10.9 billion at December 31, 2019. The Bank expanded its liquidity portfolio in the first quarter of 2020 reflecting its ability to stand ready for its members during the COVID-19 pandemic, then contracted during the second and third quarters of 2020 which was consistent with decreased member advance activity during the quarter.

Investments. To enhance earnings, the Bank also maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities. The Bank held $12.4 billion in its investment portfolio at September 30, 2020 compared with $13.7 billion at December 31, 2019, a decrease of $1.3 billion.

Consolidated Obligations. The Bank's consolidated obligations totaled $55.6 billion at September 30, 2020, a decrease of $34.3 billion from December 31, 2019. At September 30, 2020, bonds represented 75% of the Bank's consolidated obligations, compared with 74% at December 31, 2019. Discount notes represented 25% of the Bank's consolidated obligations at September 30, 2020 compared with 26% at year-end 2019. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, liquidity and total asset balances.

Capital Position and Regulatory Requirements. Total capital at September 30, 2020 was $3.4 billion, compared to $4.5 billion at December 31, 2019. The decrease was primarily due to lower capital stock as a result of lower advances. Total retained earnings at September 30, 2020 were $1.4 billion, relatively unchanged from year-end 2019. Accumulated other comprehensive income (AOCI) was $140.5 million at September 30, 2020, an increase of $48.7 million from December 31, 2019. This increase was primarily due to net unrealized gains within the AFS portfolio.

In October, July and April 2020, the Bank paid quarterly dividends of 6.25% annualized on activity stock and 3.00% annualized on membership stock. In February 2020, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.50% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2019 (February dividend), the first quarter of 2020 (April dividend), the second quarter of 2020 (July dividend), and the third quarter of 2020 (October dividend).

The dividend rates based on the first three quarters of 2020 financial results are reflective of, and in line with, the Bank’s performance during the first nine months of the year, particularly given lower interest rates, lower member advance levels and lower net income. The dividend rates also demonstrate that the Bank continues to return value to its members. The fourth quarter 2020 dividend, which has historically been paid in February of the following year, will likely be lower. The Bank will continue to assess the impact of market and business conditions on the Bank's financial performance and level of dividends. Those conditions can be unpredictable, and their impact on the Bank’s results of operations and financial condition may result in the potential for lower dividend levels.

The Bank met all of its capital requirements as of September 30, 2020, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30, 2020, the Bank was deemed "adequately capitalized."

    Impact of COVID-19 Pandemic on Operations and Financial Condition. During continued COVID-19 uncertainty, executive leadership and the Bank’s Board of Directors have remained focused on the health and safety of staff and being a reliable, readily available liquidity provider for members. As an essential business, the Bank has remained fully operational during the pandemic. During the third quarter, the Bank continued to operate effectively with most staff working remote. The Bank continues to monitor guidance from government authorities to determine in what manner staff are able to work in the Bank's office locations. The Bank will also be focusing on supporting the communities that our members serve and maintaining an open dialogue with members, particularly as it relates to credit management.

The Bank’s 2019 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ending March 31 and June 30, 2020, outlined several potential drivers of lower performance in 2020, including lower interest rates, increasing operating expenses, and a change in the Bank’s operating landscape as a result of legislative and regulatory actions. As reported at the end of the first quarter, advance levels in March increased when the pandemic was first impacting the economy. During the second and third quarters, deposits at members increased and advances subsequently declined as a result of U.S. Treasury and Federal Reserve actions to stimulate the economy. The Bank also operated in a lower interest rate environment and experienced a moderate increase in operating expenses. The Bank is well-capitalized with significant retained earnings.

The Bank monitors member credit quality on a regular basis. To date, deterioration in member credit quality has not been material. Given, however, the current economic environment (pandemic-related business limitations, unemployment levels and increases in loan forbearance and delinquencies) as well as lower interest rates, the Bank anticipates associated deterioration in member credit quality, particularly should such conditions persist for an extended period.

Expected prolonged low interest rates will likely result in lower net income. Paydown of the high-yielding MBS and MPF Program portfolios and further decreased member advance volume could also weigh on financial performance. Given present economic and market conditions, the Bank will continue to monitor member credit quality and prudently manage operating expenses.

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

Condensed Statements of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2020	2020	2020	2019	2019
Net interest income	$84.2	$102.8	$95.7	$104.2	$109.1
Provision (benefit) for credit losses (1)	1.2	1.0	3.4	(0.5)	0.4
Other noninterest income (loss)	5.0	0.1	(31.3)	17.0	(6.7)
Other expense	23.8	34.5	20.4	31.1	23.2
Income before assessments	64.2	67.4	40.6	90.6	78.8
AHP assessment (2)	6.8	7.1	4.7	9.7	8.5
Net income	$57.4	$60.3	$35.9	$80.9	$70.3

Dividends (in millions)	$39.8	$41.3	$56.1	$63.7	$63.5
Dividends per share	1.84	1.50	1.99	2.11	1.87
Weighted average dividend rate	5.89%	6.06%	7.43%	7.46%	7.44%
Dividend payout ratio (3)	69.30%	68.38%	156.28%	78.70%	90.40%
Return on average equity	6.29%	5.89%	3.39%	7.26%	5.79%
Return on average assets	0.32%	0.26%	0.15%	0.33%	0.26%
Net interest margin (4)	0.47%	0.45%	0.41%	0.43%	0.41%
Regulatory capital ratio (5)	5.72%	5.14%	4.53%	4.94%	4.88%
GAAP capital ratio (6)	5.58%	4.90%	4.29%	4.67%	4.65%
Total average equity to average assets	5.05%	4.36%	4.53%	4.53%	4.47%
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
(6) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

	Nine months ended
(in millions)	September 30, 2020	September 30, 2019
Net interest income	$282.7	$349.6
Provision (benefit) for credit losses (1)	5.6	1.8
Other noninterest income (loss)	(26.2)	(14.0)
Other expense	78.7	70.4
Income before assessments	172.2	263.4
AHP assessment (2)	18.6	27.4
Net income	$153.6	$236.0

Dividends	$137.2	$203.1
Dividends per share	5.32	5.73
Weighted average dividend rate	6.49%	7.45%
Dividend payout ratio (3)	89.28%	86.07%
Return on average equity	5.13%	6.38%
Return on average assets	0.24%	0.30%
Net interest margin (4)	0.44%	0.45%
Regulatory capital ratio (5)	5.72%	4.88%
GAAP capital ratio (6)	5.58%	4.65%
Total average equity to average assets	4.61%	4.75%
Notes:
(1) Effective January 1, 2020, the Bank adopted ASU 2016-13: Financial Instruments - Credit Losses, as amended (ASU 2016-13). The 2020 amount includes provision for private label MBS held in the AFS portfolio, the MPF portfolio and BOB loans.
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
(6) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2020	2020	2020	2019	2019
Cash and due from banks	$1,386.5	$377.4	$3,946.6	$21.5	$13.8
Investments (1)	17,792.1	22,332.6	27,900.6	24,572.0	27,277.4
Advances	35,841.0	49,614.4	78,092.9	65,610.1	70,325.9
Mortgage loans held for portfolio, net	5,089.8	5,241.5	5,237.6	5,114.6	4,827.2
Total assets	60,443.3	77,975.0	115,658.2	95,724.1	102,913.7
Consolidated obligations:
Discount notes	13,995.7	26,051.8	52,062.5	23,141.4	28,155.7
Bonds	41,583.3	46,582.8	56,953.3	66,807.8	68,452.7
Total consolidated obligations	55,579.0	72,634.6	109,015.8	89,949.2	96,608.4
Deposits	990.6	951.0	812.6	573.4	556.2
Total liabilities	57,071.3	74,156.2	110,697.7	91,251.3	98,128.0
Capital stock - putable	1,880.4	2,371.4	3,629.9	3,055.0	3,372.9
Retained earnings	1,351.1	1,333.5	1,305.9	1,326.0	1,308.8
Total capital	3,372.0	3,818.8	4,960.5	4,472.8	4,785.7
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and trading, AFS and HTM investment securities.

Earnings Performance

    The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2020 and 2019, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2019 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $57.4 million for the third quarter of 2020, compared to $70.3 million for the third quarter of 2019. Lower net interest income was the primary driver for the year-over-year change, partially offset by higher other noninterest income. The $12.9 million decrease in net income year-over-year was driven primarily by the following:

•Net interest income was $84.2 million for the third quarter of 2020, a decline of $24.9 million from $109.1 million in the third quarter of 2019.
–Interest income was $185.9 million for the third quarter of 2020, compared with $700.0 million for the third quarter of 2019. This decrease was the result of lower average interest-earning asset balances as well as lower yields driven by lower short-term interest rates.
–Interest income also included net prepayment fees on advances of $13.8 million for the third quarter of 2020, compared with $1.1 million for the third quarter of 2019.
–Interest expense was $101.7 million for the third quarter of 2020, compared with $590.9 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligation balances as well as lower rates paid, which were driven by lower short-term interest rates.
•Other noninterest income was a gain of $5.0 million in the third quarter of 2020, compared with a loss of $6.7 million in the same prior-year period. The improvement in other noninterest income was the result of net gains on derivatives and hedging activities, partially offset by net losses on investment securities.

    The Bank's return on average equity for the third quarter of 2020 was 6.29% compared to 5.79% for the third quarter of 2019.

The Bank’s net income totaled $153.6 million for the nine months ended September 30, 2020, compared to $236.0 million for the same prior-year period. The $82.4 million decrease was driven primarily by the following:

•Net interest income was $282.7 million for the nine months ended September 30, 2020, a decline of $66.9 million from $349.6 million in the same prior-year period.
–Interest income was $936.1 million for the nine months ended September 30, 2020, compared with $2.1 billion for the same prior-year period. This decrease was the result of lower average advance balances as well as lower yields driven by lower short-term interest rates.
–Interest income also included net prepayment fees on advances of $17.0 million for the nine months ended Sept. 30, 2020, compared with $9.0 million for the same prior-year period.
–Interest expense was $653.4 million for the nine months ended September 30, 2020, compared with $1.8 billion in the same prior-year period. This decrease was primarily the result of lower average consolidated obligation balances as well as lower rates paid, which were driven by lower short-term interest rates.
▪Other expenses increased $8.3 million to $78.7 million for the nine months ended Sept. 30, 2020, compared with the same prior-year period. Higher compensation and benefits expenses, technology-related costs and voluntary community investments were the primary drivers in the comparison.
•Other noninterest income was a loss of $26.2 million for the nine months ended September 30, 2020, compared with a loss of $14.0 million in the same prior-year period. This $12.2 million increase was due primarily to higher net losses on derivatives and hedging activities, partially offset by higher net gains on investment securities.

    The Bank's return on average equity for the first nine months of 2020 was 5.13% compared to 6.38% for the same prior-year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2020 and 2019.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2020			2019
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,705.7	$1.3	0.09	$10,532.4	$59.1	2.23
Interest-bearing deposits (2)	1,469.8	0.6	0.17	1,598.5	9.4	2.32
Investment securities (3)	14,728.0	52.9	1.43	14,968.1	110.6	2.93
Advances (4)	43,729.1	95.2	0.87	74,816.4	478.5	2.54
Mortgage loans held for portfolio (5)	5,178.2	35.9	2.76	4,758.5	42.4	3.54
Total interest-earning assets	70,810.8	185.9	1.04	106,673.9	700.0	2.61
Other assets (6)	1,057.3			1,163.1
Total assets	$71,868.1			$107,837.0
Liabilities and capital:
Deposits (2)	$990.2	$—	—	$582.8	$2.9	1.99
Consolidated obligation discount notes	20,993.1	17.0	0.32	29,892.4	167.4	2.22
Consolidated obligation bonds (7)	45,320.9	80.6	0.71	71,164.2	413.9	2.31
Other borrowings	251.4	4.1	6.44	343.8	6.7	7.75
Total interest-bearing liabilities	67,555.6	101.7	0.60	101,983.2	590.9	2.30
Other liabilities	683.3			1,036.8
Total capital	3,629.2			4,817.0
Total liabilities and capital	$71,868.1			$107,837.0
Net interest spread			0.44			0.31
Impact of noninterest-bearing funds			0.03			0.10
Net interest income/net interest margin		$84.2	0.47		$109.1	0.41
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $462.4 million and $208.2 million in 2020 and 2019, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Beginning January 1, 2020, the Bank adopted ASU 2016-13. Other assets include allowance for credit losses on investment securities and MPF. Prior to January 1, 2020, Other assets included the allowance for credit losses and the noncredit portion of OTTI losses on investment securities.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $51.1 million and $31.5 million in 2020 and 2019, respectively.

    Net interest income for the third quarter of 2020 decreased $24.9 million from the same prior year period due to a decrease in interest income, partially offset by lower interest expense. Interest-earning assets decreased 34% primarily due to lower average advances. The rate earned on interest-earning assets decreased 157 basis points due to lower yields across all categories. Interest income on advances, investments and Federal funds sold and securities purchased under agreements to resell declined due to both lower volume and a decrease in yield. Interest income was also favorably impacted by higher net prepayment fees on advances in the third quarter of 2020 compared with the third quarter of 2019. The rate paid on interest-bearing liabilities decreased 170 basis points due to lower funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds decreased seven basis points due to lower interest rates.

Average Balances and Interest Yields/Rates Paid

	Nine months ended September 30,
	2020			2019
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$8,749.6	$35.3	0.54	$8,664.2	$152.4	2.35
Interest-bearing deposits (2)	1,629.8	6.0	0.49	1,730.6	31.5	2.43
Investment securities (3)	16,026.7	224.3	1.87	13,416.8	307.5	3.06
Advances (4)	54,008.3	549.0	1.36	74,576.5	1,508.2	2.70
Mortgage loans held for portfolio (5)	5,205.4	121.5	3.12	4,622.50	126.9	3.67
Total interest-earning assets	85,619.8	936.1	1.46	103,010.6	2,126.5	2.76
Other assets (6)	1,139.7			1,095.0
Total assets	$86,759.5			$104,105.6
Liabilities and capital:
Deposits (2)	$812.2	$1.8	0.30	$562.6	$8.9	2.12
Consolidated obligation discount notes	28,794.1	175.5	0.81	28,174.2	497.4	2.36
Consolidated obligation bonds (7)	52,146.2	462.0	1.18	69,219.0	1,260.0	2.43
Other borrowings	297.7	14.1	6.34	184.0	10.6	7.73
Total interest-bearing liabilities	82,050.2	653.4	1.06	98,139.8	1,776.9	2.42
Other liabilities	705.5			1,017.9
Total capital	4,003.8			4,947.9
Total liabilities and capital	$86,759.5			$104,105.6
Net interest spread			0.40			0.34
Impact of noninterest-bearing funds			0.04			0.11
Net interest income/net interest margin		$282.7	0.44		$349.6	0.45
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $409.4 million and $50.3 million in 2020 and 2019, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Beginning January 1, 2020, the Bank adopted ASU 2016-13. Other assets include allowance for credit losses on investment securities and MPF. Prior to January 1, 2020, Other assets included the allowance for credit losses and the noncredit portion of OTTI losses on investment securities.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $56.6 million and $(33.1) million in 2020 and 2019, respectively.

    Net interest income for the first nine months of 2020 decreased $66.9 million from the same prior year period due to a decrease in interest income, partially offset by lower interest expense. Interest-earning assets decreased 17% primarily due to lower demand for advances partially offset by higher average investments, increased purchases of Federal funds sold and securities purchased under agreements to resell, and increased purchases of mortgage loans held for portfolio. The rate earned on interest-earning assets decreased 130 basis points due to lower yields across all categories. Interest income on advances declined due to both lower volume and a decrease in yield. Interest income on investments, Federal funds sold and securities purchased under agreements to resell and mortgage loans held for portfolio declined due to a decrease in yield which more than offset higher volume. Interest income was also favorably impacted by higher net prepayment fees on advances during the first nine months of 2020 compared with the same prior-year period. The rate paid on interest-bearing liabilities decreased 136 basis points due to lower funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds decreased seven basis points due to lower interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between three and nine months ended September 30, 2020 and 2019.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2020 compared to 2019
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(18.7)	$(39.1)	$(57.8)	$1.5	$(118.6)	$(117.1)
Interest-bearing deposits	(0.8)	(8.0)	(8.8)	(1.8)	(23.7)	(25.5)
Investment securities	(1.8)	(55.9)	(57.7)	52.2	(135.4)	(83.2)
Advances	(148.5)	(234.8)	(383.3)	(341.7)	(617.5)	(959.2)
Mortgage loans held for portfolio	3.5	(10.0)	(6.5)	15.0	(20.4)	(5.4)
Total interest-earning assets	$(166.3)	$(347.8)	$(514.1)	$(274.8)	$(915.6)	$(1,190.4)
Interest-bearing deposits	$1.2	$(4.1)	$(2.9)	$2.8	$(9.9)	$(7.1)
Consolidated obligation discount notes	(38.9)	(111.5)	(150.4)	10.7	(332.6)	(321.9)
Consolidated obligation bonds	(114.8)	(218.5)	(333.3)	(258.7)	(539.3)	(798.0)
Other borrowings	(1.6)	(1.0)	(2.6)	5.7	(2.2)	3.5
Total interest-bearing liabilities	$(154.1)	$(335.1)	$(489.2)	$(239.5)	$(884.0)	$(1,123.5)
Total decrease in net interest income	$(12.2)	$(12.7)	$(24.9)	$(35.3)	$(31.6)	$(66.9)

    Interest income and interest expense decreased in both the quarter-over-quarter and year-over-year comparisons. Lower rates and lower volume drove the decrease in the third quarter and first nine months of 2020. The rate decrease was primarily due to a decrease in market interest rates as the Federal funds target rate decreased multiple times in 2020. Lower volumes were primarily due to decreases in member advance activity.

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

    The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2020 and 2019. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2020	2019	2020	2019
RepoPlus/Mid-Term Repo	$12,123.9	$23,331.1	$16,341.0	$21,243.2
Core (Term)	31,125.4	51,257.1	37,240.0	53,263.1
Convertible Select	20.0	20.0	20.0	20.0
Total par value	$43,269.3	$74,608.2	$53,601.0	$74,526.3

    Variances in total advances shown above were driven primarily by changes in large member activity.

    Derivative Effects on Interest Income. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense (including net interest settlements) for the three and nine months ended September 30, 2020 and 2019.

Three months ended September 30, 2020 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$43,729.1	$95.2	0.87	$164.8	1.50	$(69.6)	(0.63)
Mortgage loans held for portfolio	5,178.2	35.9	2.76	36.9	2.84	(1.0)	(0.08)
All other interest-earning assets	21,903.5	54.8	1.00	61.4	1.11	(6.6)	(0.11)
Total interest-earning assets	$70,810.8	$185.9	1.04	$263.1	1.48	$(77.2)	(0.44)
Liabilities:
Consolidated obligation bonds	$45,320.9	$80.6	0.71	$102.5	0.90	$(21.9)	(0.19)
All other interest-bearing liabilities	22,234.7	21.1	0.38	21.1	0.38	—	—
Total interest-bearing liabilities	$67,555.6	$101.7	0.60	$123.6	0.73	$(21.9)	(0.13)
Net interest income/net interest spread		$84.2	0.44	$139.5	0.75	$(55.3)	(0.31)

Three months ended September 30, 2019 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$74,816.4	$478.5	2.54	$470.1	2.49	$8.4	0.05
Mortgage loans held for portfolio	4,758.5	42.4	3.54	43.2	3.60	(0.8)	(0.06)
All other interest-earning assets	27,099.0	179.1	2.62	180.3	2.64	(1.2)	(0.02)
Total interest-earning assets	$106,673.9	$700.0	2.61	$693.6	2.58	$6.4	0.03
Liabilities:
Consolidated obligation bonds	$71,164.2	$413.9	2.31	$401.6	2.24	$12.3	0.07
All other interest-bearing liabilities	30,819.0	177.0	2.28	177.0	2.28	—	—
Total interest-bearing liabilities	$101,983.2	$590.9	2.30	$578.6	2.25	$12.3	0.05
Net interest income/net interest spread		$109.1	0.31	$115.0	0.33	$(5.9)	(0.02)

Nine months ended September 30, 2020 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$54,008.3	$549.0	1.36	$685.7	1.70	$(136.7)	(0.34)
Mortgage loans held for portfolio	5,205.4	121.5	3.12	123.7	3.17	(2.2)	(0.05)
All other interest-earning assets	26,406.1	265.6	1.34	282.6	1.43	(17.0)	(0.09)
Total interest-earning assets	$85,619.8	$936.1	1.46	$1,092.0	1.70	$(155.9)	(0.24)
Liabilities:
Consolidated obligation bonds	$52,146.2	$462.0	1.18	$517.0	1.32	$(55.0)	(0.14)
All other interest-bearing liabilities	29,904.0	191.4	0.85	191.3	0.85	0.1	—
Total interest-bearing liabilities	$82,050.2	$653.4	1.06	$708.3	1.15	$(54.9)	(0.09)
Net interest income/net interest spread		$282.7	0.40	$383.7	0.55	$(101.0)	(0.15)

Nine months ended September 30, 2019 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives	Incr./ (Decr.) (%)
Assets:
Advances	$74,576.5	$1,508.2	2.70	$1,456.7	2.61	$51.5	0.09
Mortgage loans held for portfolio	4,622.5	126.9	3.67	129.2	3.74	(2.3)	(0.07)
All other interest-earning assets	23,811.6	491.4	2.76	494.0	2.77	(2.6)	(0.01)
Total interest-earning assets	$103,010.6	$2,126.5	2.76	$2,079.9	2.70	$46.6	0.06
Liabilities:
Consolidated obligation bonds	$69,219.0	$1,260.0	2.43	$1,194.5	2.31	$65.5	0.12
All other interest-bearing liabilities	28,920.8	516.9	2.39	516.9	2.39	—	—
Total interest-bearing liabilities	$98,139.8	$1,776.9	2.42	$1,711.4	2.33	$65.5	0.09
Net interest income/net interest spread		$349.6	0.34	$368.5	0.37	$(18.9)	(0.03)

The use of derivatives negatively impacted both net interest income and net interest spread for the three and nine months ended September 30, 2020 and 2019. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

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

The provision for credit losses was $1.2 million for the third quarter of 2020 compared to $0.4 million for the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, the provision for credit losses was $5.6 million and $1.8 million, respectively. The increase was primarily due to the provision for credit losses on mortgage loans held for portfolio which reflected higher delinquencies arising from loans being placed in forbearance programs as a result of the COVID-19 pandemic.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net OTTI losses	$—	$(0.3)	$—	$(0.3)
Net gains (losses) on investment securities	(5.3)	5.4	53.9	23.3
Net gains (losses) on derivatives and hedging activities	3.6	(17.4)	(97.7)	(55.2)
Standby letters of credit fees	5.4	5.3	16.0	16.3
Other, net	1.3	0.3	1.6	1.9
Total other noninterest income (loss)	$5.0	$(6.7)	$(26.2)	$(14.0)

    The Bank's change in total other noninterest income (loss) for the third quarter and first nine months of 2020 compared to the same prior year periods was primarily due to the positive/negative variance in net gains (losses) on derivatives and hedging activities, partially offset by the positive/negative variance in net gains (losses) on investment securities. As discussed in Executive Summary in this Form 10-Q, there were actions taken by the Federal Reserve to lower interest rates toward the end of the first quarter of 2020 to mitigate the economic impacts of the COVID-19 pandemic. These significant interest rate declines and related market volatility during the third quarter and first nine months of 2020 impacted the Bank’s investments and derivatives due to mark-to-market (fair value) adjustments on these instruments. The activity related to derivatives and hedging activities is discussed in more detail below. The net gains (losses) on investment securities reflects the impact of fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio.

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

    The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.1	$1.4	$2.1	$—	$—	$—	$3.6
Other (1)	—	—	—	—	—	—	—
Total net gains (losses) on derivatives and hedging activities	$0.1	$1.4	$2.1	$—	$—	$—	$3.6

	Three months ended September 30, 2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(1.9)	$(9.7)	$(9.0)	$2.9	$—	$—	$(17.7)
Other (1)	—	—	—	—	—	0.3	0.3
Total net gains (losses) on derivatives and hedging activities	$(1.9)	$(9.7)	$(9.0)	$2.9	$—	$0.3	$(17.4)

	Nine months ended September 30, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(17.4)	$(93.8)	$(10.9)	$16.4	$7.7	$—	$(98.0)
Other (1)	—	0.1	—	—	—	0.2	0.3
Total net gains (losses) on derivatives and hedging activities	$(17.4)	$(93.7)	$(10.9)	$16.4	$7.7	$0.2	$(97.7)

	Nine months ended September 30, 2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(15.1)	$(42.2)	$(31.9)	$33.7	$0.2	$—	$(55.3)
Other (1)	—	—	—	—	—	0.1	0.1
Total net gains (losses) on derivatives and hedging activities	$(15.1)	$(42.2)	$(31.9)	$33.7	$0.2	$0.1	$(55.2)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. The Bank recorded net gains of $3.6 million in the third quarter of 2020 compared to net losses of $(17.7) million for the third quarter of 2019. The net gains observed during the third quarter of 2020 were primarily on the Bank’s asset swaps and were attributed to slight increases in mid and long term interest rates compared to the interest rate decreases observed during the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, the Bank recorded net losses of $(98.0) million and $(55.3) million, respectively. The higher net losses during 2020 were due to overall larger decreases in interest rates throughout the first nine months of 2020 compared to the same period in 2019. Refer to Executive Summary in this Form 10-Q for additional discussion of Federal Reserve actions to lower interest rates to mitigate the economic impacts of the COVID-19 pandemic. In response to changing market conditions, the total notional amount of economic hedges, which includes mortgage delivery commitments, decreased to $3.2 billion at September 30, 2020 from $11.8 billion at December 31, 2019.

Other Expense

    The Bank's total other expenses increased $0.6 million to $23.8 million for the third quarter of 2020, compared to the same prior year period. Total other expenses for the first nine months of 2020 were $78.7 million, up $8.3 million from the first nine months of 2019. The increase was primarily due to a $4.8 million contribution to the Bank's homeless initiative known as Home4Good, higher compensation and benefits expense, and technology-related costs.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2019 Form 10-K.

Assets

    Total assets were $60.4 billion at September 30, 2020, compared with $95.7 billion at December 31, 2019, a decrease of $35.3 billion. The decrease was primarily due to advances. Advances totaled $35.8 billion at September 30, 2020, a decrease of $29.8 billion compared to $65.6 billion at December 31, 2019.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for high quality liquid assets using full year average balances, was 75.5 % and 82.2% as of September 30, 2020 and December 31, 2019, respectively. The decrease in the core mission asset ratio was due to the decrease in average advances and the Bank holding additional liquidity during the first nine months of 2020 to address volatility in member advance demand. This was done by purchasing liquidity investments which are not core mission assets.
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

Advances. Advances (par) totaled $35.5 billion at September 30, 2020 compared to $65.4 billion at December 31, 2019. At September 30, 2020 the Bank had advances to 155 borrowing members, compared to 161 borrowing members at December 31, 2019. After a significant increase in first quarter advances that corresponded with member needs, new federal government liquidity programs took hold in the second and third quarters which contributed to decreased advance levels. Total advances outstanding to the Bank’s five largest borrowers decreased to 68.9% of total advances as of September 30, 2020, compared to 77.7% at December 31, 2019.

The following table provides information on advances at par by redemption terms at September 30, 2020 and December 31, 2019.

(in millions)	September 30, 2020	December 31, 2019
Fixed-rate
Due in 1 year or less (1)	$9,394.9	$21,783.1
Due after 1 year through 3 years	9,625.6	13,523.4
Due after 3 years through 5 years	2,357.6	2,012.5
Thereafter	164.4	594.4
Total par value	$21,542.5	$37,913.4

Fixed-rate, callable or prepayable(1)
Due after 1 year through 3 years	$50.0	$20.0
Total par value	$50.0	$20.0

Variable-rate
Due in 1 year or less (1)	$10,071.8	$14,129.5
Due after 1 year through 3 years	825.0	5,025.0
Due after 3 years through 5 years	3.1	53.1
Total par value	$10,899.9	$19,207.6

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$2,600.0	$5,225.0
Due after 1 year through 3 years	10.0	2,635.0
Due after 3 years through 5 years	40.0	40.0
Total par value	$2,650.0	$7,900.0

Other(3)
Due in 1 year or less	$100.3	$123.7
Due after 1 year through 3 years	134.4	147.4
Due after 3 years through 5 years	61.1	69.7
Thereafter	44.4	57.3
Total par value	$340.2	$398.1
Total par balance	$35,482.6	$65,439.1
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2020 or December 31, 2019.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the nine months ended 2020 and 2019. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Large (over $25 billion), Regional ($4 billion to $25 billion), Mid-size ($1.2 billion to $4 billion) and Community Financial Institutions (CFIs) (under $1.2 billion).

Member Classification	September 30, 2020	September 30, 2019
Large	5	5
Regional	18	15
Mid-size	31	27
CFI (1)	132	162
Insurance	16	15
Total borrowing members during the period	202	224
Total membership	278	289
Percentage of members borrowing during the period	72.7%	77.5%
Notes:
(1) For purposes of this member classification reporting, the Bank groups smaller credit unions with CFIs. CFIs are FDIC-insured depository institutions whose assets do not exceed the applicable regulatory limit.

    The following table provides information at par on advances by member classification at September 30, 2020 and December 31, 2019.

(in millions)	September 30, 2020	December 31, 2019
Member Classification
Large	$19,430.0	$43,165.0
Regional	3,740.3	5,256.1
Mid-size	2,591.4	4,197.7
CFI	2,575.5	2,887.3
Insurance	1,631.4	1,416.5
Non-member	5,514.0	8,516.5
Total	$35,482.6	$65,439.1

    As of September 30, 2020, total advances decreased 46% compared with balances at December 31, 2019. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. After a significant increase in first quarter advances that corresponded with member needs, new federal government liquidity programs took hold in the second and third quarters, which continue to contribute to higher deposits at our members and decreased advance levels for the Bank.

    See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2020.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at September 30, 2020 and December 31, 2019. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, totaled $5.1 billion at both September 30, 2020 and December 31, 2019.

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

Through the MPF Program, the Bank may grant a forbearance period to borrowers due to COVID-19-related difficulties regardless of the status of the loan at the time of the request. Despite granting the forbearance period, the Bank continues to apply its accounting policy for determining days past due, non-accrual, and charge-offs during the forbearance period. For MPF loans that have been granted a forbearance period, there has been no change in the terms of the loans. For MPF loans that have received COVID-19-related forbearance and meet certain criteria, the Bank may not charge-off the MPF loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. After the forbearance period the Bank may modify the borrower's MPF loan. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). For additional information, refer to Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations and Note 4 - Mortgage Loans Held for Portfolio in this Form 10-Q.

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for both the Bank's mortgage loans and BOB loans for the first nine months of 2020 and 2019. Balances regarding the Bank’s loan products are summarized below.

(in millions)	September 30, 2020	December 31, 2019
Advances (1)	$35,841.0	$65,610.1
Mortgage loans held for portfolio, net (2)	5,089.8	5,114.6
Nonaccrual mortgage loans (3)	123.2	15.6
Mortgage loans 90 days or more delinquent and still accruing interest (4)	7.7	3.3
BOB loans, net	21.2	19.7
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs. The amount at September 30, 2020 included approximately $88.5 million related to loans in forbearance or repayment programs as a result of COVID-19.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has declined; however, the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2020, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 1.7% of the MPF Original portfolio, 3.4% of the MPF Plus portfolio, and 2.9% of the MPF 35 portfolio, compared with 0.4%, 2.2%, and 0.03%, respectively, at December 31, 2019. The amount of seriously delinquent loans increased across the Bank's MPF portfolio compared to December 31, 2019, which was partially attributable to delinquencies that resulted from loans in forbearance or repayment programs as a result of COVID-19.

    ACL - Conventional MPF. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers of PFIs that are secured by residential real estate. Expected credit losses are evaluated based on either an individual or collective assessment of the loans, depending on whether the loans share similar risk characteristics. The Bank purchases government-guaranteed and/or insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an ACL.

The Bank determines its ACL through consideration of various loan portfolio and collateral-related characteristics, including past performance, current conditions, and reasonable and supportable forecasts of economic conditions. To estimate credit losses, the Bank uses a third-party model which incorporates certain assumptions, including forecasted housing prices and interest rates, as well as historical borrower behavior experience. The estimate of the expected credit losses includes coverage of certain losses by primary mortgage insurance (PMI), if applicable. The Bank may incorporate a qualitative adjustment to the model results, if deemed appropriate, based on current market conditions or results. For loans determined to be collateral dependent, the Bank charges-off the estimated credit loss against the reserve. However, if the estimated loss can be recovered through credit enhancement (CE), a receivable is established, resulting in a net charge-off. The expected credit loss of a collateral dependent mortgage loan to determine the charge-off is equal to the difference between the amortized cost basis of the loan and the estimated fair value of the underlying collateral, less selling costs.

With the adoption of ASU 2016-13, the Bank is permitted to recognize a recovery when expected credit losses, including credit losses charged-off for collateral dependent loans, are less than the amounts previously charged-off. Expected recoveries of prior charge-offs, if any, are included as a reduction to the ACL through the Bank's provision for credit losses. The reduction to the ACL is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's provision for credit losses.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2020 and December 31, 2019.

	MPF CE structure September 30, 2020		ACL September 30, 2020
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.4	$90.7	$5.5	$(2.7)	$(0.4)	$(2.9)	$(0.5)
MPF 35	12.6	125.5	9.4	(0.3)	—	(7.1)	2.0
MPF Plus	15.3	5.6	7.3	(1.9)	—	(0.3)	5.1
Total	$34.3	$221.8	$22.2	$(4.9)	$(0.4)	$(10.3)	$6.6

	MPF CE structure December 31, 2019		ACL December 31, 2019
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.1	$82.6	$3.9	$(1.3)	$(2.2)	$0.4
MPF 35	10.3	107.1	0.7	—	(0.7)	—
MPF Plus	15.6	5.6	9.0	—	(1.6)	7.4
Total	$32.0	$195.3	$13.6	$(1.3)	$(4.5)	$7.8
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

    The ACL on mortgage loans decreased $1.2 million during the first nine months of 2020 primarily due to recoveries in the MPF Original and MPF Plus products as a result of the adoption of ASU 2016-13, which was effective for the Bank January 1, 2020. At adoption, the Bank recorded a decrease in its ACL of $3.9 million, which was largely offset by a reversal of expected CE of $3.8 million, resulting in a net impact of $0.1 million. The reduction in the Bank's ACL due to the adoption of ASU 2016-13 was partially offset by increases in the allowance for credit losses for each of the Bank's MPF products, which reflected both lower CE fee recovery resulting from a shorter weighted-average life of the MPF 35 portfolio and an increase in delinquencies arising from loans being placed in forbearance programs as a result of the COVID-19 pandemic.

During the first quarter of 2020, the COVID-19 pandemic resulted in financial market deterioration and substantial uncertainty about the future short-term economic environment, which has continued through the third quarter of 2020. The Bank appropriately considered potential economic impacts resulting from the pandemic when assessing expected credit losses on its MPF portfolio. The Bank continues to monitor developments and assess the impact of the pandemic on the Bank's MPF portfolio, including with respect to market assumptions, borrower performance, and regulatory relief.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at September 30, 2020 decreased by approximately $4.1 billion compared to December 31, 2019. Larger balances held by the Bank in its liquidity portfolio earlier in 2020 reflected the Bank's ability to stand ready to meet its members' needs during the COVID-19 pandemic. These needs decreased at September 30, 2020, given the federal government liquidity programs which took hold in the second and third quarters of 2020.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $12.4 billion and $13.7 billion at September 30, 2020 and December 31, 2019, respectively.

Investment securities, including trading, AFS, and HTM securities, totaled $13.4 billion at September 30, 2020, compared to $17.1 billion at December 31, 2019. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2020	December 31, 2019
Trading securities:
Non-MBS:
U.S. Treasury obligations	$1,028.7	$3,390.7
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	258.9	240.9
Total trading securities	$1,287.6	$3,631.6
Yield on trading securities	1.98%	2.02%
AFS securities:
GSE and TVA obligations	$1,658.7	$1,550.7
State or local agency obligations	247.9	247.9
MBS:
U.S. obligations single-family MBS	658.7	807.6
GSE single-family MBS	3,704.5	4,055.8
GSE multifamily MBS	3,615.6	4,109.6
Private label MBS	267.6	326.2
Total AFS securities	$10,153.0	$11,097.8
Yield on AFS securities	1.52%	2.58%
HTM securities:
State or local agency obligations	$—	$94.3
MBS:
U.S. obligations single-family MBS	176.0	250.2
GSE single-family MBS	1,158.6	1,156.6
GSE multifamily MBS	531.1	770.8
Private label MBS	101.3	123.8
Total HTM securities	$1,967.0	$2,395.7
Yield on HTM securities	2.75%	3.22%
Total investment securities	$13,407.6	$17,125.1
Yield on investment securities	1.75%	2.55%

As of September 30, 2020, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Fannie Mae	$5,992.4	$6,018.2
U.S. Treasury	1,028.7	1,028.7
Freddie Mac	3,043.1	3,097.8
Federal Farm Credit Banks	1,805.0	1,805.0
Ginnie Mae	792.0	793.3
Total	$12,661.2	$12,743.0

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At September 30, 2020 and December 31, 2019, all investments in interest-bearing deposits, Federal funds sold, and securities purchased under agreements to resell were repaid according to the contractual terms. No ACL was recorded for these assets at September 30, 2020.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $1.7 million at September 30, 2020.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at September 30, 2020.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2020 increased to $990.6 million from $573.4 million at December 31, 2019.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $55.6 billion at September 30, 2020, a decrease of $34.3 billion from December 31, 2019. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, liquidity portfolio and total asset balances.

    Discount notes outstanding at September 30, 2020 decreased to $14.0 billion from $23.1 billion at December 31, 2019. At September 30, 2020, the Bank’s bonds outstanding decreased to $41.6 billion compared to $66.8 billion at December 31, 2019. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

For additional information on the Bank's consolidated obligations, refer to Note 13 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2019 Form 10-K.

Commitments and Off-Balance Sheet Items. As of September 30, 2020, the Bank was obligated to fund approximately $1.6 million in BOB loans, $68.0 million of mortgage loans, and to issue $104.0 million in consolidated obligations. In addition, the Bank had $19.6 billion in outstanding standby letters of credit as of September 30, 2020. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2020		December 31, 2019
Commercial banks	135	$1,584.5	140	$2,729.6
Savings institutions	51	122.1	53	148.2
Insurance companies	29	107.0	31	109.3
Credit unions	61	66.4	60	67.5
Community Development Financial Institution (CDFI)	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	278	$1,880.4	286	$3,055.0
Mandatorily redeemable capital stock		223.0		343.6
Total capital stock		$2,103.4		$3,398.6

    The total number of members as of September 30, 2020 decreased by eight members compared to December 31, 2019. The Bank lost nine members in the first nine months of 2020 and added one new member. Six members merged with other institutions within the Bank's district; one member relocated and merged its charter with an entity outside of the Bank's district; one member withdrew its membership; and one member failed.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2020 and December 31, 2019.

(dollars in millions)	September 30, 2020		December 31, 2019
Member	Capital Stock	% of Total	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$394.5	18.8%	$700.8	20.6%
PNC Bank, N.A., Wilmington, DE (1)	265.0	12.6	746.6	22.0
Note:
(1) For Bank membership purposes, the principal place of business for Ally Bank, is Horsham, PA. For PNC Bank the principal place of business is Pittsburgh, PA.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $455 million as of September 30, 2020. The Bank's retained earnings were $1,351.1 million at September 30, 2020.

Retained earnings increased slightly to $1,351.1 million at September 30, 2020, compared to $1,326.0 million at December 31, 2019. The increase in retained earnings during the first nine months of 2020 reflected net income that was offset by dividends paid, along with the partial recovery of the prior capital distribution to the Financing Corporation (FICO) in the second quarter of 2020. FICO was established by the Competitive Equality Banking Act of 1987 to provide for the recapitalization of the Federal Savings and Loan Insurance Corporation. The Bank’s partial recovery of prior capital distributions in the second quarter of 2020 approximated $8.5 million based on its share of the $680 million originally contributed by all FHLBanks. These funds are accounted for as a return of the FHLBanks’ investment in FICO capital stock as a partial recovery of the prior capital distributions and credited to the Bank's unrestricted retained earnings account. Total retained earnings at September 30, 2020 included unrestricted retained earnings of $905.1 million and restricted retained earnings (RRE) of $446.0 million.

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

(in millions)	September 30, 2020	December 31, 2019
Permanent capital:
Capital stock (1)	$2,103.4	$3,398.6
Retained earnings	1,351.1	1,326.0
Total permanent capital	$3,454.5	$4,724.6
RBC requirement:
Credit risk capital	$202.0	$337.9
Market risk capital	187.8	131.8
Operations risk capital	117.0	140.9
Total RBC requirement	$506.8	$610.6
Excess permanent capital over RBC requirement	$2,947.7	$4,114.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The lower total RBC requirement as of September 30, 2020 is mainly related to the net change in the credit and market risk capital components. The changes were primarily driven by capital regulation changes and revisions by the Finance Agency to the market risk scenario methodology which became effective in the first quarter of 2020. Despite the significant decline in permanent capital due to member advance declines and associated reduction in capital stock, the Bank continues to maintain significant excess permanent capital over the RBC requirement.

On September 25, 2020, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2020. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2020.

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

The Bank made no changes to its critical accounting policies during the nine months ended September 30, 2020.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

    LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Fallbacks Protocol). Both the Supplement and the Fallbacks Protocol will take effect on January 25, 2021. On that date, all bilateral legacy derivatives transactions subject to Fallbacks Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including US Dollar LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and its relevant counterparty must have adhered to the Fallbacks Protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. As of January 25, 2021, new and future derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.

    On October 21, 2020, the FHFA issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. The Bank has adhered to the Fallbacks Protocol and will work with its counterparties, as necessary, to address its over-the-counter derivative agreements referencing US Dollar LIBOR as a part of its LIBOR transition efforts. All of the Bank’s counterparties also have adhered to the Fallbacks Protocol.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Federal Housing Finance Agency (Finance Agency) (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules) which, among other changes: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate; and (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule to amend the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Prudential Margin Rules) which collectively, among other things, extends the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extends the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

On September 22, 2020, the CFTC issued a proposed rule to amend the CFTC Margin Rules which would permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for initial and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000. Separately, on September 23, 2020, the CFTC issued a proposed rule to address concerns by covered entities related to determining IM compliance across different regulators and jurisdictions. The CFTC’s proposed rule would, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the existing requirement which requires the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. The proposed change aligns with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commission.

The Bank does not expect these final or proposed rules, if adopted as proposed, to have a material effect on its financial condition or results of operations.

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
–Additional federal unemployment funds expired July 31, 2020.
–Statutory eviction freeze for federally-backed properties expired July 25, 2020.
–Foreclosure moratorium on federally-backed properties and on evictions was extended by the Finance Agency on August 27, 2020 to until “at least” December 31, 2020.

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
The MV/CS ratio was 172.6% at September 30, 2020 and 145.1% at December 31, 2019. The increase was primarily due to the decrease in capital stock as a result of lower advances which was partially offset by the widening of agency term debt and mortgage asset spreads resulting from the economic and financial disruption brought on by the COVID-19 pandemic.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. During the third quarter of 2020, prepayment model changes were made which increased projected prepayment speeds and aligned modeled prepayments more closely with actual portfolio experience. As the COVID-19 pandemic and associated economic impact continues to evolve, including actions taken by governmental authorities, the performance of the Bank's models used to measure market risk will likely continue to be affected. Management will consider the additional impact of the pandemic on key market risk measures and may make further changes as deemed appropriate in future periods.

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

The following table presents the Bank's duration of equity exposure at September 30, 2020 and December 31, 2019. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented. For similar reasons, the Bank temporarily suspended the "Down 100 basis points" metric as of March 31, 2020.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
September 30, 2020	n/a	(1.1)	0.5	2.9
December 31, 2019	0.1	0.1	1.3	2.3

    Duration of equity changes in the first nine months of 2020 were mainly the result of the significant decline in interest rates, decrease in capital stock, funding actions and the prepayment model changes noted above. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2020	(25)	(21)	9	10	49
December 31, 2019	(22)	22	53	(9)	(18)

    Changes in ROE spread volatility in the first nine months of 2020 primarily reflect the impact of significantly lower interest rates, funding actions and the prepayment model changes noted above. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2020 and December 31, 2019.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2020, aggregate TCE was $56.8 billion, comprised of approximately $35.5 billion in advance principal outstanding, $21.0 billion in letters of credit (including forward commitments), and $364.6 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2019 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At September 30, 2020 and December 31, 2019, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

During the first nine months of 2020, there were two failures of FDIC-insured institutions nationwide. One of these institutions was a member of the Bank. The institution was closed by the West Virginia Division of Financial Institutions on April 3, 2020 and the FDIC was appointed receiver. At the time of the closure, the institution had advances outstanding, and its credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with another member of the Bank. The Bank did not incur any credit losses as a result of the failure.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at September 30, 2020.

	September 30, 2020
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$12,899.1	22.7%
Ally Bank, UT (1)	8,824.9	15.5
PNC Bank, National Association, DE (2)	5,507.3	9.7
JP Morgan Chase Bank, N.A., OH (3)	5,001.3	8.8
Santander Bank, National Association, DE (4)	3,356.2	5.9
	35,588.8	62.6
Other financial institutions	21,256.9	37.4
Total TCE outstanding	$56,845.7	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) In 2019, the Bank's member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A., a non-member of the Bank, with a principal place of business in Columbus, OH.
(4) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

    Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of September 30, 2020.

	September 30, 2020
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$8,800.0	24.8%
PNC Bank, National Association, DE (2)	5,500.0	15.5
JP Morgan Chase Bank, N.A., OH (3)	5,000.0	14.1
Santander Bank, National Association, DE (4)	3,050.0	8.6
First National Bank of Pennsylvania, PA	2,080.0	5.9
	24,430.0	68.9
Other borrowers	11,052.6	31.1
Total advances	$35,482.6	100.0%
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

The average year-to-date September 30, 2020 balances for the five largest borrowers totaled $39.8 billion, or 74.3% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has never incurred any losses on these advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $19.6 billion at September 30, 2020 and $17.4 billion at December 31, 2019, primarily related to public unit deposits. Available master standby letters of credit of $931.9 million and $1.4 billion at September 30, 2020 and December 31, 2019, respectively, are not included in these totals. The Bank had a concentration of letters of credit with one member (TD Bank) of $12.0 billion or 61% of the total at September 30, 2020 and $9.8 billion or 56% of the total at December 31, 2019.

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

During the first nine months of 2020, the Bank communicated several key Collateral Policy changes and clarifications in response to the impact of the COVID-19 pandemic. These updates were intended to relax certain requirements related to expanded collateral and provide greater flexibility in the current economic environment.  The Bank now recognizes the following as eligible collateral:

•Loans that are past due up to 89 days and that are not on nonaccrual.
•Performing TDRs. This includes loans considered to be TDRs that are performing to agreed-upon terms after a prudent forbearance period.
•Loans with a forbearance period up to 12 months for all eligible loan types.
•PPP loans guaranteed by the SBA in accordance with the Finance Agency supervisory standards.

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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$94,974.7	45.5%	$259.2	9.0%	$6,026.0	79.4%	$101,259.9	46.2%
High quality investment securities	1,735.2	0.8	2,434.3	84.5	1,489.9	19.6	5,659.4	2.6
ORERC/CFI eligible collateral	91,515.3	43.8	167.8	5.8	78.4	1.0	91,761.5	41.8
Multi-family residential mortgage loans	20,572.5	9.9	19.6	0.7	1.9	—	20,594.0	9.4
Total eligible collateral value	$208,797.7	100.0%	$2,880.9	100.0%	$7,596.2	100.0%	$219,274.8	100.0%
Total TCE	$49,426.7	87.0%	$1,559.6	2.7%	$5,859.4	10.3%	$56,845.7	100.0%
Number of members	169	85.0%	15	7.5%	15	7.5%	199	100.0%

	December 31, 2019
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$90,403.5	43.8%	$5,658.5	81.2%	$9,267.4	87.8%	$105,329.4	47.1%
High quality investment securities	4,452.4	2.2	1,306.4	18.8	1,265.6	12.0	7,024.4	3.1
ORERC/CFI eligible collateral	91,434.3	44.3	—	—	20.2	0.2	91,454.5	40.9
Multi-family residential mortgage loans	19,956.5	9.7	—	—	0.1	—	19,956.6	8.9
Total eligible collateral value	$206,246.7	100.0%	$6,964.9	100.0%	$10,553.3	100.0%	$223,764.9	100.0%
Total TCE	$74,267.6	87.7%	$1,494.0	1.8%	$8,922.5	10.5%	$84,684.1	100.0%
Number of members	179	88.2%	10	4.9%	14	6.9%	203	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2020 and December 31, 2019, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2020(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,077.2	$—	$—	$—	$1,077.2
Securities purchased under agreements to resell	—	—	750.0	600.0	—	—	1,350.0
Federal funds sold	—	250.0	1,700.0	—	—	—	1,950.0
Total money market investments	—	250.0	3,527.2	600.0	—	—	4,377.2
Investment securities:
U.S. Treasury obligations	—	1,028.7	—	—	—	—	1,028.7
GSE and TVA obligations	—	1,917.6	—	—	—	—	1,917.6
State or local agency obligations	25.9	222.0	—	—	—	—	247.9
Total non-MBS	25.9	3,168.3	—	—	—	—	3,194.2
U.S. obligations single-family MBS	—	834.7	—	—	—	—	834.7
GSE single-family MBS	—	4,863.1	—	—	—	—	4,863.1
GSE multifamily MBS	—	4,146.7	—	—	—	—	4,146.7
Private label MBS	—	16.0	20.0	32.6	123.0	177.3	368.9
Total MBS	—	9,860.5	20.0	32.6	123.0	177.3	10,213.4
Total investments	$25.9	$13,278.8	$3,547.2	$632.6	$123.0	$177.3	$17,784.8

	December 31, 2019 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,471.7	$—	$—	$—	$1,471.7
Securities purchased under agreements to resell	600.0	—	1,000.0	600.0	—	—	2,200.0
Federal funds sold	—	800.0	2,820.0	150.0	—	—	3,770.0
Total money market investments	600.0	800.0	5,291.7	750.0	—	—	7,441.7
Investment securities:
U.S. Treasury obligations	—	3,390.7	—	—	—	—	3,390.7
GSE and TVA obligations	—	1,791.6	—	—	—	—	1,791.6
State or local agency obligations	25.6	316.6	—	—	—	—	342.2
Total non-MBS	25.6	5,498.9	—	—	—	—	5,524.5
U.S. obligations single-family MBS	—	1,057.8	—	—	—	—	1,057.8
GSE single-family MBS	—	5,212.4	—	—	—	—	5,212.4
GSE multifamily MBS	—	4,880.4	—	—	—	—	4,880.4
Private label MBS	—	20.1	27.8	36.3	152.1	213.7	450.0
Total MBS	—	11,170.7	27.8	36.3	152.1	213.7	11,600.6
Total investments	$625.6	$17,469.6	$5,319.5	$786.3	$152.1	$213.7	$24,566.8
Notes:
(1) Balances exclude total accrued interest of $28.0 million and $46.7 million for September 30, 2020 and December 31, 2019, respectively.

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

Short-term Investments. Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured credit investments have maturities generally ranging between overnight and six months and may include the following types:

•Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest;
•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on an overnight and term basis; and
•Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer at maturity or on demand.

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

As of September 30, 2020, the Bank had unsecured exposure to eight counterparties totaling $3.0 billion, with four counterparties exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2020 and December 31, 2019. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	September 30, 2020	December 31, 2019
Interest-bearing deposits	$1,077.2	$1,471.7
Federal funds sold	1,950.0	3,770.0
Total	$3,027.2	$5,241.7
Note:

(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

    As of September 30, 2020, 64.4% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2020, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2020 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$1,077.2	$1,077.2
U.S. branches and agency offices of foreign commercial banks:
Australia	—	900.0	900.0
Canada	—	250.0	250.0
Finland	250.0	—	250.0
Netherlands	—	550.0	550.0
Total U.S. branches and agency offices of foreign commercial banks	$250.0	$1,700.0	$1,950.0
Total unsecured investment credit exposure	$250.0	$2,777.2	$3,027.2

(in millions)
December 31, 2019 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$1,471.7	$150.0	$1,621.7
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	—	1,270.0	—	1,270.0
Finland	300.0	—	—	300.0
Netherlands	—	750.0	—	750.0
Norway	—	100.0	—	100.0
Switzerland	—	700.0	—	700.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,820.0	—	3,620.0
Total unsecured investment credit exposure	$800.0	$4,291.7	$150.0	$5,241.7
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at September 30, 2020 or December 31, 2019.

    At September 30, 2020 and December 31, 2019, all of the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $1.0 billion and $3.4 billion, at September 30, 2020 and December 31, 2019, respectively.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $11.8 billion at September 30, 2020 and $12.9 billion at December 31, 2019.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $247.9 million and $342.2 million at September 30, 2020 and December 31, 2019, respectively.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at September 30, 2020 was $368.9 million, which was a decrease of $81.1 million from December 31, 2019. This decline was primarily due to repayments.

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

The Bank recorded a provision for credit losses of $1.7 million on its private label MBS for the nine months ended September 30, 2020, which included an insignificant amount of provision in the third quarter. The Bank recorded $0.3 million of credit-related OTTI charges in earnings during both the three and nine months ended September 30, 2019. Because the Bank does not intend to sell and will not be required to sell any securities with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its private label MBS securities amortized cost basis for the difference between amortized cost and fair value. The Bank has not recorded credit losses on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

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

The Bank’s life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 47% relates to Prime and 45% relates to Alt-A, with the remainder in subprime and HELOC. The Bank has recognized life-to-date credit losses as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Number of private label MBS with credit losses recognized:
Life-to-date	60	60
Still outstanding	35	35
Credit losses
OTTI credit losses recorded life-to-date	$458.6	$458.6
Credit losses recorded through an ACL	1.7	—
Total credit losses recorded life-to-date	$460.3	$458.6
Principal write-downs on private label MBS	(161.4)	(157.9)
Credit losses on private label MBS no longer owned:
Private label MBS sold	(116.5)	(116.5)
Private label MBS matured (less principal write-downs realized)	(18.7)	(18.7)
Remaining amount of credit losses(1)	$163.7	$165.5
Note:
(1) Excludes recoveries of credit losses through interest income as a result of significant increases in projected cash flows.

Previously under the OTTI accounting model, when a significant increase in cash flows was expected, the Bank recognized recovery of OTTI through interest income by adjusting a security's accretable yield. Following the adoption of ASU 2016-13, the Bank will continue to use the accretable yield to recover OTTI previously recorded through interest income. When the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a benefit for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities were $4.1 million and $6.0 million for the third quarter of 2020 and 2019, respectively; $12.2 million and $15.5 million for the first nine months of 2020 and 2019, respectively; and $191.2 million life-to-date.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any conventional mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. After an allowance for credit losses of $6.6 million and $7.8 million at September 30, 2020 and December 31, 2019, respectively, the Bank had net mortgage loans held for portfolio of $5.1 billion at both September 30, 2020 and December 31, 2019.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2020, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2020, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2020 was $35.2 million and $10.4 million, respectively. The corresponding amounts at December 31, 2019 were $5.3 million and $2.0 million. The significant increase is primarily related to the increase in seriously delinquent loans related to the COVID-19 pandemic.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2019 Form 10-K for a description of the BOB program. At September 30, 2020 and December 31, 2019, the allowance for credit losses on BOB loans was $3.6 million and $3.1 million, respectively.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2020.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2020.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2020 and December 31, 2019.

(in millions)	September 30, 2020
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
AA	$75.0	$1.2	$(1.1)	$0.1
A	475.0	0.6	(0.4)	0.2
Cleared derivatives (2)	20,712.1	2.6	157.8	160.4
Liability positions with credit exposure:
Uncleared derivatives
A	27.4	(0.3)	0.5	0.2
Total derivative positions with credit exposure to non-member counterparties	21,289.5	4.1	156.8	160.9
Member institutions (3)	68.0	—	—	—
Total	$21,357.5	$4.1	$156.8	$160.9
Derivative positions without credit exposure	842.9
Total notional	$22,200.4

(in millions)	December 31, 2019
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,475.6	$3.9	$(3.7)	$0.2
Cleared derivatives (2)	41,954.8	5.8	133.3	139.1
Liability positions with credit exposure:
Uncleared derivatives
A	242.6	(2.0)	2.6	0.6
BBB	663.7	(1.8)	2.2	0.4
Total derivative positions with credit exposure to non-member counterparties	44,336.7	5.9	134.4	140.3
Member institutions (3)	73.6	—	—	—
Total	$44,410.3	$5.9	$134.4	$140.3
Derivative positions without credit exposure	1,979.3
Total notional	$46,389.6
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2020. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The following tables summarize the Bank’s uncleared derivative counterparties which represent more than 10% of the Bank’s total uncleared notional amount outstanding as of September 30, 2020 and December 31, 2019. The Bank’s total net credit exposure to uncleared derivative counterparties was $0.5 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively.

Notional Greater Than 10%	September 30, 2020			December 31, 2019
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Citi Bank NA	A	$365.0	24.5	(1)	(1)	(1)
Bank of America, NA	A	355.0	23.9	A	$1,475.6	33.3
Morgan Stanley Capital	BBB	234.6	15.8	BBB	663.7	15.0
Deutsche Bank	BBB	160.3	10.8	(1)	(1)	(1)
All others	n/a	373.4	25.0	n/a	2,295.5	51.7
Total		$1,488.3	100.0		$4,434.8	100.0
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of September 30, 2020. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At September 30, 2020 and December 31, 2019, excess contingency liquidity was approximately $17.9 billion and $31.3 billion, respectively. The decrease in excess contingency liquidity reflects the lower member demand for advances.

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During the first nine months of 2020, the markets experienced volatility given the impacts related to the COVID-19 pandemic. However, the Bank maintained continual access to funding and coordinated with the Office of Finance (OF) and the other FHLBanks to ensure all funding needs were met.

    Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, particularly funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. Effective August 31 2020, one scenario assumes that the Bank cannot access the capital markets for a period of 15 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at September 30, 2020. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2019 Form 10-K for additional information.

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

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank assumes LIBOR will continue to exist as the market benchmark rate until the end of 2021. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by year of contractual maturity as of September 30, 2020.

(in millions)	2020	2021	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$4,422.0	$7,775.0	$153.1	$12,350.1
Investments:
MBS	42.8	3.3	6,756.2	6,802.3
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	844.0	3,789.4	5,810.6	10,444.0
Uncleared	—	—	60.3	60.3
Total Principal/Notional Amounts	$5,308.8	$11,567.7	$12,780.2	$29,656.7

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$3,075.0	$5,570.0	$25.0	$8,670.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	2,759.2	2,022.0	610.5	5,391.7
Uncleared	—	15.0	140.0	155.0
Total Principal/Notional Amounts	$5,834.2	$7,607.0	$775.5	$14,216.7

To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. As to advance contracts with its members, the Bank has added or adjusted fallback language. Similarly, fallback language has been added to consolidated obligation agreements. For derivatives, refer to Legislative and Regulatory Developments in Item 2. in this Form 10-Q for more information on LIBOR transition ISDA fallbacks protocol. As to investments held by the Bank that are tied to LIBOR, the Bank is monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

The Bank continues to execute certain variable rate instruments that are indexed to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of September 30, 2020.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$12,350.1	$1,000.0	$—	$199.8	$13,549.9
Investments:
MBS	6,802.3	—	—	107.9	6,910.2
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	10,504.3	3,358.1	1,398.2	—	15,260.6
Total Principal/Notional Amounts	$29,656.7	$4,358.1	$1,398.2	$307.7	$35,720.7

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated obligations	$8,670.0	$12,943.3	$—	$—	$21,613.3
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	5,546.7	—	120.1	—	5,666.8
Total Principal/Notional Amounts	$14,216.7	$12,943.3	$120.1	$—	$27,280.1

The Finance Agency issued a supervisory letter to the FHLBanks providing LIBOR transition guidance, as amended. The supervisory letter states that by June 30, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments and option embedded products. In addition, the Bank has ceased entering into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Interest income:
Advances	$95,201	$478,477	$548,953	$1,508,189
Interest-bearing deposits	638	9,347	6,005	31,437
Securities purchased under agreements to resell	294	10,168	7,923	25,871
Federal funds sold	1,000	48,954	27,454	126,551
Trading securities	9,055	18,309	41,786	41,317
Available-for-sale (AFS) securities	31,996	71,884	138,565	201,198
Held-to-maturity (HTM) securities	11,816	20,401	43,932	65,027
Mortgage loans held for portfolio	35,932	42,452	121,561	126,922
Total interest income	185,932	699,992	936,179	2,126,512
Interest expense:
Consolidated obligations - discount notes	16,980	167,435	175,414	497,369
Consolidated obligations - bonds	80,579	413,901	462,006	1,259,974
Deposits	26	2,922	1,827	8,929
Mandatorily redeemable capital stock and other borrowings	4,072	6,715	14,127	10,635
Total interest expense	101,657	590,973	653,374	1,776,907
Net interest income	84,275	109,019	282,805	349,605
Provision for credit losses	1,243	371	5,635	1,820
Net interest income after provision for credit losses	83,032	108,648	277,170	347,785
Other noninterest income (loss):
Net OTTI losses	—	(271)	—	(330)
Net gains (losses) on investment securities (Note 2)	(5,323)	5,441	53,868	23,355
Net gains (losses) on derivatives and hedging activities (Note 5)	3,589	(17,397)	(97,685)	(55,201)
Standby letters of credit fees	5,407	5,274	16,019	16,310
Other, net	1,405	322	1,688	1,875
Total other noninterest income (loss)	5,078	(6,631)	(26,110)	(13,991)
Other expense:
Compensation and benefits	12,844	11,129	39,190	36,909
Other operating	7,871	8,657	29,869	24,151
Finance Agency	1,894	1,589	5,688	4,775
Office of Finance	1,243	1,812	3,995	4,581
Total other expense	23,852	23,187	78,742	70,416
Income before assessments	64,258	78,830	172,318	263,378
Affordable Housing Program (AHP) assessment	6,833	8,554	18,644	27,400
Net income	$57,425	$70,276	$153,674	$235,978

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$57,425	$70,276	$153,674	$235,978
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	26,384	(5,595)	47,574	39,623
Net non-credit portion of OTTI gains (losses) on AFS securities	—	(4,609)	—	(9,053)
Reclassification of net (gains) included in net income relating to hedging activities	—	(10)	(149)	(25)
Pension and post-retirement benefits	171	106	1,208	317
Total other comprehensive income	26,555	(10,108)	48,633	30,862
Total comprehensive income	$83,980	$60,168	$202,307	$266,840

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$1,386,471	$21,490
Interest-bearing deposits (Note 2)	1,084,526	1,476,890
Federal funds sold (Note 2)	1,950,000	3,770,000
Securities purchased under agreements to resell (Note 2)	1,350,000	2,200,000
Investment securities: (Note 2)
Trading securities	1,287,548	3,631,650
AFS securities, net; amortized cost of $10,010,280 and $11,000,910, respectively	10,153,022	11,097,769
HTM securities; fair value of $2,047,354 and $2,440,288, respectively	1,967,036	2,395,691
Total investment securities	13,407,606	17,125,110
Advances (Note 3)	35,841,036	65,610,075
Mortgage loans held for portfolio, net (Note 4)	5,089,745	5,114,625
Banking on Business (BOB) loans, net	21,213	19,706
Accrued interest receivable	104,597	193,352
Derivative assets (Note 5)	160,986	140,251
Other assets	47,095	52,630
Total assets	$60,443,275	$95,724,129

LIABILITIES AND CAPITAL
Liabilities
Deposits	$990,571	$573,382
Consolidated obligations: (Note 6)
Discount notes	13,995,722	23,141,362
Bonds	41,583,307	66,807,807
Total consolidated obligations	55,579,029	89,949,169
Mandatorily redeemable capital stock (Note 7)	223,052	343,575
Accrued interest payable	93,364	205,118
AHP payable	107,142	112,289
Derivative liabilities (Note 5)	1,751	3,024
Other liabilities	76,388	64,736
Total liabilities	57,071,297	91,251,293
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding 18,804 and 30,550 shares, respectively	1,880,371	3,054,996
Retained earnings:
Unrestricted	905,125	910,726
Restricted	446,023	415,288
Total retained earnings	1,351,148	1,326,014
Accumulated Other Comprehensive Income (AOCI)	140,459	91,826
Total capital	3,371,978	4,472,836
Total liabilities and capital	$60,443,275	$95,724,129

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$153,674	$235,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(36,491)	(43,187)
Net change in derivative and hedging activities	(281,783)	(356,493)
Other adjustments	7,148	3,660
Net change in:
Trading securities	2,344,102	(2,629,125)
Accrued interest receivable	88,926	24,378
Other assets	(203)	(3,699)
Accrued interest payable	(111,764)	(4,458)
Other liabilities	(9,368)	7,792
Net cash provided by (used in) operating activities	$2,154,241	$(2,765,154)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(2,118) and $59 (to) from other FHLBanks for mortgage loan program)	$370,279	$513,383
Securities purchased under agreements to resell	850,000	(800,000)
Federal funds sold	1,820,000	(2,195,000)
AFS securities:
Proceeds	1,756,311	1,674,435
Purchases	(643,733)	(4,188,255)
HTM securities:
Proceeds	1,155,297	1,522,679
Purchases	(728,986)	(871,744)
Advances:
Repaid	318,795,536	817,451,571
Originated	(288,839,498)	(804,957,652)
Mortgage loans held for portfolio:
Proceeds	1,073,253	389,771
Purchases	(1,067,877)	(768,024)
Other investing activities, net	(295)	2,856
Net cash provided by investing activities	$34,540,287	$7,774,020
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2020	2019
FINANCING ACTIVITIES
Net change in deposits	$411,903	$176,370
Net proceeds from issuance of consolidated obligations:
Discount notes	201,685,063	358,760,329
Bonds	35,760,761	52,331,314
Payments for maturing and retiring consolidated obligations:
Discount notes	(210,792,258)	(367,478,383)
Bonds	(60,971,215)	(48,318,155)
Proceeds from issuance of capital stock	2,706,902	4,863,370
Payments for repurchase/redemption of capital stock	(3,842,070)	(5,156,630)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(159,980)	(41,505)
Cash dividends paid	(137,194)	(203,107)
Partial recovery of prior capital distribution to Financing Corporation	8,541	—
Net cash provided by (used in) financing activities	$(35,329,547)	$(5,066,397)
Net increase (decrease) in cash and due from banks	$1,364,981	$(57,531)
Cash and due from banks at beginning of the period	21,490	71,320
Cash and due from banks at end of the period	$1,386,471	$13,789
Supplemental disclosures:
Interest paid	$795,385	$1,830,611
AHP payments	23,791	18,484
Capital stock reclassified to mandatorily redeemable capital stock	39,457	361,117

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
June 30, 2019	36,432	$3,643,190	$913,555	$385,044	$1,298,599	$114,116	$5,055,905
Comprehensive income	—	—	56,221	14,055	70,276	(10,108)	60,168
Issuance of capital stock	15,780	1,578,013	—	—	—	—	1,578,013
Repurchase/redemption of capital stock	(18,483)	(1,848,336)	—	—	—	—	(1,848,336)
Cash dividends	—	—	(60,100)	—	(60,100)	—	(60,100)
September 30, 2019	33,729	$3,372,867	$909,676	$399,099	$1,308,775	$104,008	$4,785,650

June 30, 2020	23,714	$2,371,420	$898,980	$434,538	$1,333,518	$113,904	$3,818,842
Comprehensive income	—	—	45,940	11,485	57,425	26,555	83,980
Issuance of capital stock	2,256	225,546	—	—	—	—	225,546
Repurchase/redemption of capital stock	(7,166)	(716,595)	—	—	—	—	(716,595)
Cash dividends	—	—	(39,795)	—	(39,795)	—	(39,795)
September 30, 2020	18,804	$1,880,371	$905,125	$446,023	$1,351,148	$140,459	$3,371,978

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294
Comprehensive income	—	—	188,782	47,196	235,978	30,862	266,840
Issuance of capital stock	48,634	4,863,370	—	—	—	—	4,863,370
Repurchase/redemption of capital stock	(51,566)	(5,156,630)	—	—	—	—	(5,156,630)
Shares reclassified to mandatorily redeemable capital stock	(3,611)	(361,117)	—	—	—	—	(361,117)
Cash dividends	—	—	(203,107)	—	(203,107)	—	(203,107)
September 30, 2019	33,729	$3,372,867	$909,676	$399,099	$1,308,775	$104,008	$4,785,650

December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13	—	—	113	—	113	—	113
Comprehensive income	—	—	122,939	30,735	153,674	48,633	202,307
Issuance of capital stock	27,069	2,706,902	—	—	—	—	2,706,902
Repurchase/redemption of capital stock	(38,421)	(3,842,070)	—	—	—	—	(3,842,070)
Shares reclassified to mandatorily redeemable capital stock	(394)	(39,457)	—	—	—	—	(39,457)
Partial recovery of prior capital distribution to Financing Corporation	—	—	8,541	—	8,541	—	8,541
Cash dividends	—	—	(137,194)	—	(137,194)	—	(137,194)
September 30, 2020	18,804	$1,880,371	$905,125	$446,023	$1,351,148	$140,459	$3,371,978

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

Notes to Unaudited Financial Statements (continued)

Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank adopted the following new accounting standards during the nine months ended September 30, 2020.

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
ASU 2020-08: Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs
This ASU clarifies that an entity should reevaluate for each reporting period whether a callable debt security is within the scope of certain guidance in ASC 310-20 that was issued in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.
		This ASU will be effective for the Bank beginning January 1, 2021 and will be applied on a prospective basis for existing or newly purchased callable debt securities.	The adoption of this ASU will not have a significant impact on the Bank's financial statements.
ASU 2018-14: Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU adds, removes, and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	This ASU will be effective for the Bank for the year ending December 31, 2020.	The adoption of this ASU will not have a significant impact on the Bank's disclosures, which will be revised as appropriate.

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

    Investment Securities.

    AFS. AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. If a shortfall is projected to occur, the Bank recognizes an ACL. The ACL is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain position, the ACL is zero. The ACL excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write–down of the AFS security's amortized cost.

Notes to Unaudited Financial Statements (continued)

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

    Advances. Advances are carried at amortized cost, which is cost net of periodic principal repayments, net of amortization of premiums and discounts (including discounts related to AHP) and hedging adjustments. Accrued interest receivable is recorded separately on the Combined Statement of Condition. Advances are evaluated quarterly for expected credit losses. If deemed necessary, an ACL is recorded with a corresponding adjustment to the provision for credit losses. See Note 3 - Advances for details on the allowance methodology relating to advances.

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

Troubled Debt Restructuring Relief

    On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) was signed into law. Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of COVID-19 (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-

Notes to Unaudited Financial Statements (continued)

related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. Beginning in second quarter 2020, the Bank elected to apply the TDR relief provided by the CARES Act.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At September 30, 2020, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Securities purchased under agreements to resell are secured investments. Securities purchased under agreements to resell are generally transacted on an overnight term and have standard market practices that include collateral maintenance provisions. As such, they are evaluated regularly to determine that the securities purchased under agreements to resell are fully collateralized. The counterparty is required to deliver additional collateral if the securities purchased under agreements to resell become under-collateralized, generally by the next business day. At September 30, 2020 and December 31, 2019, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2020 and December 31, 2019. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At September 30, 2020, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

    Trading Securities. The following table presents trading securities as of September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
U.S. Treasury obligations	$1,028,642	$3,390,772
GSE and TVA obligations	258,906	240,878
Total	$1,287,548	$3,631,650

Notes to Unaudited Financial Statements (continued)

The following table presents net gains (losses) on trading securities for the third quarter and first nine months of 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net unrealized gains (losses) on trading securities held at period-end	$(3,447)	$5,429	$28,640	$22,840
Net unrealized and realized gains (losses) on trading securities sold/matured during the period	(1,876)	12	25,228	515
Net gains (losses) on trading securities	$(5,323)	$5,441	$53,868	$23,355

AFS Securities. The following tables present AFS securities as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,607,356	$—	$51,315	$—	$1,658,671
State or local agency obligations	234,097	—	13,793	—	247,890
Total non-MBS	$1,841,453	$—	$65,108	$—	$1,906,561
MBS:
U.S. obligations single-family MBS	$651,330	$—	$7,490	$(133)	$658,687
GSE single-family MBS	3,675,908	—	28,991	(362)	3,704,537
GSE multifamily MBS	3,608,683	—	11,649	(4,719)	3,615,613
Private label MBS	232,906	(1,691)	36,749	(340)	267,624
Total MBS	$8,168,827	$(1,691)	$84,879	$(5,554)	$8,246,461
Total AFS securities	$10,010,280	$(1,691)	$149,987	$(5,554)	$10,153,022

	December 31, 2019
(in thousands)	Amortized Cost (1)	OTTI Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,508,264	$—	$42,435	$—	$1,550,699
State or local agency obligations	238,496	—	9,398	—	247,894
Total non-MBS	$1,746,760	$—	$51,833	$—	$1,798,593
MBS:
U.S. obligations single-family MBS	$805,294	$—	$3,590	$(1,298)	$807,586
GSE single-family MBS	4,053,700	—	9,574	(7,415)	4,055,859
GSE multifamily MBS	4,120,532	—	4,581	(15,528)	4,109,585
Private label MBS	274,624	—	51,704	(182)	326,146
Total MBS	$9,254,150	$—	$69,449	$(24,423)	$9,299,176
Total AFS securities	$11,000,910	$—	$121,282	$(24,423)	$11,097,769
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization, OTTI and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $19.3 million and $24.4 million at September 30, 2020 and December 31, 2019.
(2) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank recorded an ACL for expected credit losses on AFS securities.

Notes to Unaudited Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of September 30, 2020 and December 31, 2019. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$—	$—	$56,485	$(133)	$56,485	$(133)
GSE single-family MBS	49,120	(86)	228,764	(276)	277,884	(362)
GSE multifamily MBS	214,578	(269)	2,487,327	(4,450)	2,701,905	(4,719)
Private label MBS	1,799	(22)	2,611	(318)	4,410	(340)
Total MBS	$265,497	$(377)	$2,775,187	$(5,177)	$3,040,684	$(5,554)
Total	$265,497	$(377)	$2,775,187	$(5,177)	$3,040,684	$(5,554)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$492,038	$(1,022)	$46,104	$(276)	$538,142	$(1,298)
GSE single-family MBS	2,458,728	(6,318)	221,806	(1,097)	2,680,534	(7,415)
GSE multifamily MBS	2,515,001	(10,683)	1,181,509	(4,845)	3,696,510	(15,528)
Private label MBS	—	—	2,979	(182)	2,979	(182)
Total MBS	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)
Total	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2020 and December 31, 2019 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$65,371	$65,586	$—	$—
Due after one year through five years	545,669	557,360	525,301	534,642
Due after five years through ten years	795,744	823,978	700,613	719,672
Due after ten years	434,669	459,637	520,846	544,279
Total non-MBS	1,841,453	1,906,561	1,746,760	1,798,593
MBS	8,168,827	8,246,461	9,254,150	9,299,176
Total AFS securities	$10,010,280	$10,153,022	$11,000,910	$11,097,769

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Amortized cost of AFS non-MBS:
Fixed-rate	$1,841,453	$1,746,760
Variable-rate	—	—
Total non-MBS	$1,841,453	$1,746,760
Amortized cost of AFS MBS:
Fixed-rate	$1,619,573	$1,444,111
Variable-rate	6,549,254	7,810,039
Total MBS	$8,168,827	$9,254,150
Total amortized cost of AFS securities	$10,010,280	$11,000,910

    HTM Securities. The following tables present HTM securities as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family MBS	$176,039	$1,384	$—	$177,423
GSE single-family MBS	1,158,572	26,140	(709)	1,184,003
GSE multifamily MBS	531,098	55,058	—	586,156
Private label MBS	101,327	301	(1,856)	99,772
Total MBS	$1,967,036	$82,883	$(2,565)	$2,047,354
Total HTM securities (2)	$1,967,036	$82,883	$(2,565)	$2,047,354

	December 31, 2019
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$94,310	$—	$(3,394)	$90,916
MBS:
U.S. obligations single-family MBS	$250,195	$1,087	$(78)	$251,204
GSE single-family MBS	1,156,545	20,896	(254)	1,177,187
GSE multifamily MBS	770,823	26,231	(252)	796,802
Private label MBS	123,818	881	(520)	124,179
Total MBS	$2,301,381	$49,095	$(1,104)	$2,349,372
Total HTM securities	$2,395,691	$49,095	$(4,498)	$2,440,288
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $4.5 million and $6.2 million at September 30, 2020 and December 31, 2019.
(2) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank was required to record an ACL on HTM securities. However, no credit loss was determined for these securities as of September 30, 2020.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2020 and December 31, 2019 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Unaudited Financial Statements (continued)

(in thousands)	September 30, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	31,925	31,381
Due after ten years	—	—	62,385	59,535
Total non-MBS	—	—	94,310	90,916
MBS	1,967,036	2,047,354	2,301,381	2,349,372
Total HTM securities	$1,967,036	$2,047,354	$2,395,691	$2,440,288

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Amortized cost of HTM non-MBS:
Fixed-rate	$—	$—
Variable-rate	—	94,310
Total non-MBS	$—	$94,310
Amortized cost of HTM MBS:
Fixed-rate	$1,659,123	$1,878,151
Variable-rate	307,913	423,230
Total MBS	$1,967,036	$2,301,381
Total HTM securities	$1,967,036	$2,395,691

    Debt Securities ACL. An ACL on AFS and HTM securities was required to be assessed upon adoption of ASU 2016-13, effective January 1, 2020. For HTM securities, there is no ACL at September 30, 2020. For AFS securities, the Bank recorded an ACL only on its private label MBS at September 30, 2020.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and nine months ended September 30, 2020.

(in thousands)	Private label MBS
	September 30, 2020
	Three months ended	Nine months ended
Balance, beginning of period	$1,574	$—
Additional increases (decreases) for securities in which a previous allowance or credit loss was recorded	117	1,691
Balance, end of period	$1,691	$1,691

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at September 30, 2020, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at September 30, 2020.

Notes to Unaudited Financial Statements (continued)

The Bank only purchases GSE and other U.S. obligations considered investment quality. At September 30, 2020, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

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

    The Bank only purchases state or local agency obligations considered investment quality. At September 30, 2020, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At September 30, 2020, the Bank expects to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2020, 20.6% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

The Bank's evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of available information, including the structure of the applicable security and certain assumptions such as:

•the remaining payment terms for the security;
•prepayment speeds based on underlying loan-level borrower and loan characteristics;
•expected default rates based on underlying borrower and loan characteristics;
•expected loss severity based on underlying borrower and loan characteristics;
•expected housing price changes; and
•expected interest-rate assumptions.

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

At September 30, 2020 and December 31, 2019, the Bank had advances outstanding with interest rates ranging from 0.03% to 6.77% and 1.15% to 7.40%, respectively.

The following table details the Bank’s advances portfolio by year of redemption as of September 30, 2020 and December 31, 2019.

(dollars in thousands)	September 30, 2020		December 31, 2019
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$22,167,019	0.78%	$41,261,372	1.97%
Due after 1 year through 2 years	7,958,117	2.20	15,285,269	2.31
Due after 2 years through 3 years	2,686,918	2.34	6,065,460	2.52
Due after 3 years through 4 years	1,226,558	1.95	1,305,453	2.50
Due after 4 years through 5 years	1,235,193	1.99	869,892	2.10
Thereafter	208,778	2.57	651,673	2.76
Total par value	35,482,583	1.31%	65,439,119	2.12%
Deferred prepayment fees	(2,744)		(1,814)
Hedging adjustments	361,197		172,770
Total book value (1)	$35,841,036		$65,610,075
Notes:
(1) Amounts exclude accrued interest receivable of $49.2 million and $119.7 million at September 30, 2020 and December 31, 2019.

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

At September 30, 2020 and December 31, 2019, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)

The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of September 30, 2020 and December 31, 2019.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Due in 1 year or less	$22,267,019	$42,556,372	$22,187,019	$41,281,372
Due after 1 year through 2 years	7,898,117	14,060,269	7,958,117	15,285,269
Due after 2 years through 3 years	2,686,918	6,035,460	2,680,918	6,065,460
Due after 3 years through 4 years	1,186,558	1,305,453	1,226,558	1,299,453
Due after 4 years through 5 years	1,235,193	829,892	1,221,193	864,892
Thereafter	208,778	651,673	208,778	642,673
Total par value	$35,482,583	$65,439,119	$35,482,583	$65,439,119

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Fixed-rate – overnight	$711,891	$3,847,547
Fixed-rate – term:
Due in 1 year or less	8,783,285	18,059,289
Thereafter	12,437,464	16,424,647
Total fixed-rate	21,932,640	38,331,483
Variable-rate:
Due in 1 year or less	12,671,843	19,354,536
Thereafter	878,100	7,753,100
Total variable-rate	13,549,943	27,107,636
Total par value	$35,482,583	$65,439,119

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of September 30, 2020, the Bank had advances of $24.4 billion outstanding to the five largest borrowers, which represented 68.9% of the total principal amount of advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at September 30, 2020.

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

In addition, the Bank lends to its members in accordance with the FHLBank Act and Finance Agency regulations. Specifically, the FHLBank Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank primarily accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank’s capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower.

Notes to Unaudited Financial Statements (continued)

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2020 and December 31, 2019, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2020 and December 31, 2019, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at September 30, 2020 or December 31, 2019.

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

The following table presents balances as of September 30, 2020 and December 31, 2019 for mortgage loans held for portfolio.

(in thousands)	September 30, 2020	December 31, 2019
Fixed-rate long-term single-family mortgages (1)	$4,818,470	$4,863,177
Fixed-rate medium-term single-family mortgages (1)	178,619	167,156
Total par value	4,997,089	5,030,333
Premiums	87,883	82,108
Discounts	(2,776)	(3,616)
Hedging adjustments	14,203	13,632
Total mortgage loans held for portfolio (2)	$5,096,399	$5,122,457
Allowance for credit losses on mortgage loans	(6,654)	(7,832)
Mortgage loans held for portfolio, net	$5,089,745	$5,114,625
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $27.2 million and $26.9 million at September 30, 2020 and December 31, 2019.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Conventional loans	$4,831,899	$4,856,543
Government-guaranteed/insured loans	165,190	173,790
Total par value	$4,997,089	$5,030,333

Purchases, Sales and Reclassifications. During the nine months ended September 30, 2020 and 2019, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$15,526	$26,498	$42,024
Past due 60-89 days	7,299	23,754	31,053
Past due 90 days or more	24,825	82,906	107,731
Total past due loans	$47,650	$133,158	$180,808
Current loans	1,230,149	3,515,988	4,746,137
Total conventional loans (2)	$1,277,799	$3,649,146	$4,926,945

Payment Status, at recorded investment (1)	December 31, 2019
Past due 30-59 days			$43,872
Past due 60-89 days			8,601
Past due 90 days or more			12,826
Total past due loans			$65,299
Current loans			4,904,683
Total conventional loans			$4,969,982
Note:
(1) The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at September 30, 2020 excludes accrued interest receivable.
(2) Includes approximately $128.8 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $1.2 million was current, $16.1 million was 30-59 days past due, $23.0 million was 60-89 days past due, and $88.5 million was 90 days or more past due at September 30, 2020.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at September 30, 2020 and December 31, 2019.

	September 30, 2020
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$9,872	$3,026	$12,898
Serious delinquency rate (2)	2.3%	5.7%	2.4%
Past due 90 days or more still accruing interest	$—	$7,893	$7,893
Loans on nonaccrual status (3)	$123,935	$—	$123,935

	December 31, 2019
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$4,740	$1,110	$5,850
Serious delinquency rate (2)	0.3%	1.9%	0.3%
Past due 90 days or more still accruing interest	$—	$3,363	$3,363
Loans on nonaccrual status (3)	$14,890	$—	$14,890
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

The estimated credit loss on collateral dependent loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The expected credit loss of a collateral dependent mortgage loan to determine the charge-off is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The estimate of the expected credit losses includes coverage of certain losses by PMI, if applicable. The estimated fair value of the collateral is determined based on a value provided by a third-party’s retail-based Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations. Expected recoveries of prior charge-offs, as determined by a third-party model, if any, are included in the allowance for credit losses.

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

As of September 30, 2020, there was approximately $128.8 million in par value of conventional loans in a forbearance or repayment plan as a result of COVID-19, which represented approximately 3% of our mortgage loans held for portfolio at September 30, 2020. Of the conventional loans in a forbearance plan as a result of COVID-19, approximately 95% of the loans were not deemed to be collateral dependent and not charged-off.

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

Notes to Unaudited Financial Statements (continued)

Conventional MPF - Rollforward of ACL

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$5,900	$8,493	$7,832	$7,309
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	—	—	(3,875)	—
(Charge-offs) Recoveries, net (2)	(584)	(172)	(428)	(85)
Provision for credit losses	1,338	(61)	3,125	1,036
Balance, September 30	$6,654	$8,260	$6,654	$8,260
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or insured mortgage loans at September 30, 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $1.0 million and $2.0 million of REO reported in Other assets on the Statement of Condition at September 30, 2020 and December 31, 2019, respectively.

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

	September 30, 2020
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$19,000,868	$5,978	$3,124
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,926,488	$430	$2,102
Interest rate caps or floors	1,205,000	995	—
Mortgage delivery commitments	68,027	49	103
Total derivatives not designated as hedging instruments:	$3,199,515	$1,474	$2,205
Total derivatives before netting and collateral adjustments	$22,200,383	$7,452	$5,329
Netting adjustments and cash collateral (1)		153,534	(3,578)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$160,986	$1,751

	December 31, 2019
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,572,128	$14,079	$4,148
Derivatives not designated as hedging instruments:
Interest rate swaps	$10,413,906	$1,676	$4,642
Interest rate caps or floors	1,330,000	417	—
Mortgage delivery commitments	73,574	29	79
Total derivatives not designated as hedging instruments:	$11,817,480	$2,122	$4,721
Total derivatives before netting and collateral adjustments	$46,389,608	$16,201	$8,869
Netting adjustments and cash collateral (1)		124,050	(5,845)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$140,251	$3,024
Note:

Notes to Unaudited Financial Statements (continued)

(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted and related accrued interest was $160.0 million and $138.1 million at September 30, 2020 and December 31, 2019, respectively. Cash collateral received was $2.9 million for September 30, 2020 and $8.2 million for December 31, 2019.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended September 30, 2020
Hedged item type:
Advances	$124,582	$(124,569)	$(69,603)	$(69,590)	$95,201
AFS securities	9,402	(8,918)	(7,070)	(6,586)	31,996
Mortgage loans held for portfolio	—	(1,035)	—	(1,035)	35,932
Consolidated obligations – bonds	(21,443)	21,693	21,635	21,885	(80,579)
Total	$112,541	$(112,829)	$(55,038)	$(55,326)
Nine months ended September 30, 2020
Hedged item type:
Advances	$(188,539)	$188,424	$(136,712)	$(136,827)	$548,953
AFS securities	(103,292)	100,135	(13,734)	(16,891)	138,565
Mortgage loans held for portfolio	—	(2,118)	—	(2,118)	121,561
Consolidated obligations – bonds	4,938	(4,287)	54,393	55,044	(462,006)
Total	$(286,893)	$282,154	$(96,053)	$(100,792)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended September 30, 2019
Hedged item type:
Advances	$(34,790)	$34,652	$8,521	$8,383	$478,477
AFS securities	(30,639)	29,136	2,918	1,415	71,884
Mortgage loans held for portfolio	—	(755)	—	(755)	42,452
Consolidated obligations – bonds	15,163	(15,402)	(12,098)	(12,337)	(413,901)
Total	$(50,266)	$47,631	$(659)	$(3,294)
Nine months ended September 30, 2019
Hedged item type:
Advances	$(347,838)	$347,605	$51,693	$51,460	$1,508,189
AFS securities	(102,668)	98,539	1,534	(2,595)	201,198
Mortgage loans held for portfolio	—	(2,320)	—	(2,320)	126,922
Consolidated obligations – bonds	162,570	(164,114)	(63,985)	(65,529)	(1,259,974)
	$(287,936)	$279,710	$(10,758)	$(18,984)

Notes to Unaudited Financial Statements (continued)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	September 30, 2020
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$12,964,844	$361,223	$(25)	$361,198
AFS securities	1,509,667	149,180	1,182	150,362
Consolidated obligations – bonds	5,060,725	37,015	318	37,333

(in thousands)	December 31, 2019
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$16,724,094	$172,779	$(9)	$172,770
AFS securities	1,391,938	48,946	1,281	50,227
Consolidated obligations – bonds	16,715,492	32,886	160	33,046
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$4,588	$(15,873)	$(92,864)	$(49,797)
Interest rate caps or floors	(57)	(1,129)	578	(1,933)
Net interest settlements	(1,726)	(676)	(8,891)	(3,642)
To Be Announced (TBA)	—	(21)	38	(21)
Mortgage delivery commitments	772	(11)	3,138	17
Other	(1)	10	148	25
Total net gains (losses) related to derivatives not designated as hedging instruments	$3,576	$(17,700)	$(97,853)	$(55,351)
Other - price alignment amount on cleared derivatives (1)	13	303	168	150
Net gains (losses) on derivatives and hedging activities	$3,589	$(17,397)	$(97,685)	$(55,201)
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a settled to market.

The Bank had no active cash flow hedging relationships during the first nine months of 2020 or 2019.

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

Notes to Unaudited Financial Statements (continued)

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at September 30, 2020 was $1.3 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver additional collateral to its derivative counterparties at September 30, 2020.

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

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2020.

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

	Derivative Assets
(in thousands)	September 30, 2020	December 31, 2019
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$4,306	$8,743
Cleared derivatives	3,097	7,429
Total gross recognized amount	7,403	16,172
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(3,793)	(7,631)
Cleared derivatives	157,327	131,681
Total gross amounts of netting adjustments and cash collateral	153,534	124,050
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	513	1,112
Cleared derivatives	160,424	139,110
Total net amounts after netting adjustments and cash collateral	160,937	140,222
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	49	29
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	49	29
Total derivative assets:
Uncleared derivatives	562	1,141
Cleared derivatives	160,424	139,110
Total derivative assets as reported in the Statement of Condition	160,986	140,251
Net unsecured amount:
Uncleared derivatives	562	1,141
Cleared derivatives	160,424	139,110
Total net unsecured amount	$160,986	$140,251

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2020	December 31, 2019
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$4,778	$7,135
Cleared derivatives	448	1,655
Total gross recognized amount	5,226	8,790
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(3,130)	(4,190)
Cleared derivatives	(448)	(1,655)
Total gross amounts of netting adjustments and cash collateral	(3,578)	(5,845)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1,648	2,945
Cleared derivatives	—	—
Total net amounts after netting adjustments and cash collateral	1,648	2,945
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	103	79
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	103	79
Total derivative liabilities
Uncleared derivatives	1,751	3,024
Cleared derivatives	—	—
Total derivative liabilities as reported in the Statement of Condition	1,751	3,024
Net unsecured amount:
Uncleared derivatives	1,751	3,024
Cleared derivatives	—	—
Total net unsecured amount	$1,751	$3,024
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $819.9 billion and $1,025.9 billion at September 30, 2020 and December 31, 2019, respectively.
Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 13 to the audited financial statements in the Bank's 2019 Form 10-K.

The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Par value of consolidated bonds:
Fixed-rate	$19,844,650	$29,292,200
Step-up	40,000	705,000
Floating-rate	21,573,250	36,707,000
Total par value	41,457,900	66,704,200
Bond premiums	100,567	85,028
Bond discounts	(7,683)	(8,350)
Concession fees	(4,810)	(6,118)
Hedging adjustments	37,333	33,047
Total book value	$41,583,307	$66,807,807

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$30,135,080	0.48%	$50,306,900	1.83%
Due after 1 year through 2 years	4,160,445	2.13	7,268,705	2.10
Due after 2 years through 3 years	1,805,650	2.39	2,705,420	2.36
Due after 3 years through 4 years	1,257,825	2.47	1,469,400	2.58
Due after 4 years through 5 years	1,107,625	1.78	947,375	2.69
Thereafter	2,991,275	2.14	4,006,400	2.73
Total par value	$41,457,900	0.94%	$66,704,200	1.96%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Noncallable	$36,784,650	$61,597,600
Callable	4,673,250	5,106,600
Total par value	$41,457,900	$66,704,200

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2020 and December 31, 2019.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2020	December 31, 2019
Due in 1 year or less	$32,028,080	$54,157,900
Due after 1 year through 2 years	4,171,445	6,573,705
Due after 2 years through 3 years	1,793,650	2,623,420
Due after 3 years through 4 years	1,142,825	1,063,400
Due after 4 years through 5 years	812,625	827,375
Thereafter	1,509,275	1,458,400
Total par value	$41,457,900	$66,704,200

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2020 and December 31, 2019.

(dollars in thousands)	September 30, 2020	December 31, 2019
Book value	$13,995,722	$23,141,362
Par value	13,999,828	23,211,524
Weighted average interest rate (1)	0.16%	1.61%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)

Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 15 to the audited financial statements in the Bank’s 2019 Form 10-K. At September 30, 2020, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $1.5 billion in B1 membership stock and B2 activity stock, respectively, at September 30, 2020. The Bank had $0.3 billion and $2.7 billion in B1 membership stock and B2 activity stock, respectively, at December 31, 2019.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$506,766	$3,454,571	$610,573	$4,724,586
Total capital-to-asset ratio	4.0%	5.7%	4.0%	4.9%
Total regulatory capital	2,417,731	3,454,571	3,828,965	4,724,586
Leverage ratio	5.0%	8.6%	5.0%	7.4%
Leverage capital	3,022,164	5,181,857	4,786,206	7,086,879

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 25, 2020, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2020. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2020.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At September 30, 2020 and December 31, 2019, the Bank had $223.1 million and $343.6 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense was $4.1 million and $14.1 million during the three and nine months ended September 30, 2020, respectively. Estimated dividends on mandatorily redeemable capital stock recorded as interest expense was $6.7 million and $10.6 million during the three and nine months ended September 30, 2019, respectively

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
(in thousands)	2020	2019
Balance, beginning of the period	$343,575	$24,099
Capital stock subject to mandatory redemption reclassified from capital	39,457	361,117
Redemption/repurchase of mandatorily redeemable stock	(159,980)	(41,505)
Balance, end of the period	$223,052	$343,711

    As of September 30, 2020, the total mandatorily redeemable capital stock reflected the balance for six institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.  One other institution has notified the Bank of its

Notes to Unaudited Financial Statements (continued)

intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Due in 1 year or less	$—	$3,316
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	20,021	21
Due after 3 years through 4 years	200,000	20,000
Due after 4 years through 5 years	19	320,000
Past contractual redemption date due to remaining activity	3,012	238
Total	$223,052	$343,575

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

FICO paid off its last long-term debt obligation in September 2019, and the following month began the process of dissolution in accordance with relevant statutory requirements of the FHFA. FICO determined that approximately $200.0 million in excess funds were available for distribution to its stockholders, the FHLBanks. The Bank’s partial recovery of prior capital distributions in the second quarter of 2020 totaled $8.5 million based on its share of the $680 million originally contributed. These funds are accounted for as a return of the FHLBanks’ investment in FICO capital stock as a partial recovery of the prior capital distributions and credited to the Bank's unrestricted retained earnings account.

Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. At September 30, 2020, retained earnings were $1,351.1 million, including $905.1 million of unrestricted retained earnings and $446.0 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the third quarter of 2020 and 2019 are presented in the table below.

	Dividend - Annual Yield
	2020		2019
	Membership	Activity	Membership	Activity
February	4.50%	7.75%	4.50%	7.75%
April	3.00%	6.25%	4.50%	7.75%
July	3.00%	6.25%	4.50%	7.75%

Notes to Unaudited Financial Statements (continued)

    In October 2020, the Bank paid a quarterly dividend equal to an annual yield of 3.00% and 6.25% on membership and activity stock, respectively.

    The following table summarizes the changes in AOCI for the three and nine months ended September 30, 2020 and 2019.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2019	$55,105	$60,689	$161	$(1,839)	$114,116
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(5,595)	(4,880)	—	—	(10,475)
Non-credit OTTI to credit OTTI	—	271	—	—	271
Amortization on hedging activities	—	—	(10)	—	(10)
Pension and post-retirement	—	—	—	106	106
September 30, 2019	$49,510	$56,080	$151	$(1,733)	$104,008

June 30, 2020	$118,049	$—	$—	$(4,145)	$113,904
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	26,384	—	—	—	26,384
Pension and post-retirement	—	—	—	171	171
September 30, 2020	$144,433	$—	$—	$(3,974)	$140,459

December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	39,623	(9,383)	—	—	30,240
Noncredit OTTI to credit OTTI	—	330	—	—	330
Amortization on hedging activities	—	—	(25)	—	(25)
Pension and post-retirement	—	—	—	317	317
September 30, 2019	$49,510	$56,080	$151	$(1,733)	$104,008

December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU 2016-13	51,704	(51,704)	—	—	—
Net unrealized gains (losses)	47,574	—	—	—	47,574
Amortization on hedging activities	—	—	(149)	—	(149)
Pension and post-retirement	—	—	—	1,208	1,208
September 30, 2020	$144,433	$—	$—	$(3,974)	$140,459

Notes to Unaudited Financial Statements (continued)

Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2020	December 31, 2019
Advances	$15,976,534	$34,748,867
Letters of credit (1)	2,953,466	2,418,025
MPF loans	498,825	455,600
Deposits	22,395	17,904
Capital stock	777,966	1,574,659
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Interest income on advances	$91,749	$280,009	$362,346	$980,227
Interest income on MPF loans	6,101	6,774	19,021	21,603
Letters of credit fees	797	1,333	2,209	4,446

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Servicing fee expense	$988	$911	$2,958	$2,613

(in thousands)	September 30, 2020	December 31, 2019
Interest-bearing deposits maintained with FHLBank of Chicago	$7,291	$5,173

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months and nine months ended September 30, 2020, the total amount loaned to and repaid by other FHLBanks was $25.0 million. There was no lending activity during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the total amount loaned to and repaid by other FHLBanks was $500.0 million. There was no borrowing activity during the three and nine months ended September 30, 2020 and 2019.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the nine months ended September 30, 2020 and 2019, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2020 and 2019.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 17 to the audited financial statements in the Bank's 2019 Form 10-K.

Notes to Unaudited Financial Statements (continued)

Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2020 and December 31, 2019. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2020 and December 31, 2019 are presented in the table below.

Fair Value Summary Table
	September 30, 2020
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$1,386,471	$1,386,471	$—	$—	$—	$1,386,471
Interest-bearing deposits	1,084,526	1,077,235	7,291	—	—	1,084,526
Federal funds sold	1,950,000	—	1,949,997	—	—	1,949,997
Securities purchased under agreement to resell (2)	1,350,000	—	1,349,998	—	—	1,349,998
Trading securities	1,287,548	—	1,287,548	—	—	1,287,548
AFS securities	10,153,022	—	9,885,398	267,624	—	10,153,022
HTM securities	1,967,036	—	1,947,582	99,772	—	2,047,354
Advances	35,841,036	—	35,981,783	—	—	35,981,783
Mortgage loans held for portfolio, net	5,089,745	—	5,398,229	—	—	5,398,229
BOB loans, net	21,213	—	—	21,213	—	21,213
Accrued interest receivable	104,597	—	104,597	—	—	104,597
Derivative assets	160,986	—	7,452	—	153,534	160,986
Liabilities:
Deposits	$990,571	$—	$990,571	$—	$—	$990,571
Discount notes	13,995,722	—	13,997,567	—	—	13,997,567
Bonds	41,583,307	—	42,067,719	—	—	42,067,719
Mandatorily redeemable capital stock (3)	223,052	227,124	—	—	—	227,124
Accrued interest payable (3)	93,364	—	89,292	—	—	89,292
Derivative liabilities	1,751	—	5,329	—	(3,578)	1,751

Notes to Unaudited Financial Statements (continued)

	December 31, 2019
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$21,490	$21,490	$—	$—	$—	$21,490
Interest-bearing deposits	1,476,890	1,471,717	5,173	—	—	1,476,890
Federal funds sold	3,770,000	—	3,769,965	—	—	3,769,965
Securities purchased under agreement to resell (2)	2,200,000	—	2,199,973	—	—	2,199,973
Trading securities	3,631,650	—	3,631,650	—	—	3,631,650
AFS securities	11,097,769	—	10,771,623	326,146	—	11,097,769
HTM securities	2,395,691	—	2,316,109	124,179	—	2,440,288
Advances	65,610,075	—	65,662,578	—	—	65,662,578
Mortgage loans held for portfolio, net	5,114,625	—	5,313,973	—	—	5,313,973
BOB loans, net	19,706	—	—	19,706	—	19,706
Accrued interest receivable	193,352	—	193,352	—	—	193,352
Derivative assets	140,251	—	16,201	—	124,050	140,251
Liabilities:
Deposits	$573,382	$—	$573,382	$—	$—	$573,382
Discount notes	23,141,362	—	23,142,588	—	—	23,142,588
Bonds	66,807,807	—	66,981,400	—	—	66,981,400
Mandatorily redeemable capital stock (3)	343,575	350,287	—	—	—	350,287
Accrued interest payable (3)	205,118	—	198,406	—	—	198,406
Derivative liabilities	3,024	—	8,869	—	(5,845)	3,024
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2020 and December 31, 2019. These instruments’ maturity term is overnight.
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

As of September 30, 2020, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

    Interest-rate related:
•Discount rate assumption. SOFR curve for SOFR indexed swaps. Overnight Index Swap (OIS) curve for all other swaps.
•Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedge relationship). LIBOR Swap curve, OIS curve or SOFR curve.
•Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

    Mortgage delivery commitments:
•TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement and a pricing adjustment reflective of the secondary mortgage market.

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

Notes to Unaudited Financial Statements (continued)

Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at September 30, 2020 and December 31, 2019. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$1,028,642	$—	$—	$1,028,642
GSE and TVA obligations	—	258,906	—	—	258,906
Total trading securities	$—	$1,287,548	$—	$—	$1,287,548
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,658,671	$—	$—	$1,658,671
State or local agency obligations	—	247,890	—	—	247,890
MBS:
U.S. obligations single-family MBS	—	658,687	—	—	658,687
GSE single-family MBS	—	3,704,537	—	—	3,704,537
GSE multifamily MBS	—	3,615,613	—	—	3,615,613
Private label MBS	—	—	267,624	—	267,624
Total AFS securities	$—	$9,885,398	$267,624	$—	$10,153,022
Derivative assets:
Interest rate related	$—	$7,403	$—	$153,534	$160,937
Mortgage delivery commitments	—	49	—	—	49
Total derivative assets	$—	$7,452	$—	$153,534	$160,986
Total recurring assets at fair value	$—	$11,180,398	$267,624	$153,534	$11,601,556
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$5,226	$—	$(3,578)	$1,648
Mortgage delivery commitments	—	103	—	—	103
Total recurring liabilities at fair value (2)	$—	$5,329	$—	$(3,578)	$1,751
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$14,931	$—	$14,931
REO	—	—	1,112	—	1,112
Total non-recurring assets at fair value	$—	$—	$16,043	$—	$16,043

Notes to Unaudited Financial Statements (continued)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$3,390,772	$—	$—	$3,390,772
GSE and TVA obligations	—	240,878	—	—	240,878
Total trading securities	$—	$3,631,650	$—	$—	$3,631,650
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,550,699	$—	$—	1,550,699
State or local agency obligations	—	247,894	—	—	247,894
MBS:
U.S. obligations single-family MBS	—	807,586	—	—	807,586
GSE single-family MBS	—	4,055,859	—	—	4,055,859
GSE multifamily MBS	—	4,109,585	—	—	4,109,585
Private label MBS	—	—	326,146	—	326,146
Total AFS securities	$—	$10,771,623	$326,146	$—	$11,097,769
Derivative assets:
Interest rate related	$—	$16,172	$—	$124,050	$140,222
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$16,201	$—	$124,050	$140,251
Total recurring assets at fair value	$—	$14,419,474	$326,146	$124,050	$14,869,670
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$8,790	$—	$(5,845)	$2,945
Mortgage delivery commitments	—	79	—	—	79
Total recurring liabilities at fair value (2)	$—	$8,869	$—	$(5,845)	$3,024
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$7,850	$—	$7,850
REO	—	—	2,449	—	2,449
Total non-recurring assets at fair value	$—	$—	$10,299	$—	$10,299
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

Notes to Unaudited Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first nine months of 2020 or 2019.

	AFS Private Label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$280,882	$371,402	$326,146	$409,550
Total gains (losses) (realized/unrealized) included in:
(Provision) benefit for credit losses (1)	(117)	—	(1,691)	—
Accretion of credit losses in interest income	3,000	4,794	8,938	11,589
Net OTTI losses, credit portion	—	(271)	—	(330)
Net unrealized gains (losses) on AFS in OCI	1,400	(14)	(15,114)	18
Reclassification of non-credit portion included in net income	—	271	—	330
Unrealized gains (losses) on OTTI AFS in OCI	—	(4,880)	—	(9,383)
Purchases, issuances, sales, and settlements:
Settlements	(17,541)	(26,796)	(50,655)	(67,268)
Balance at September 30	$267,624	$344,506	$267,624	$344,506
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30	$2,883	$3,558	$7,247	$8,887
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held September 30 (2)	$1,400	N/A	$(15,114)	N/A
Notes:
(1) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank was required to record an ACL for expected credit losses on AFS securities.
(2) Due to the prospective adoption of ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement, effective January 1, 2020, this is not applicable for 2019.

Notes to Unaudited Financial Statements (continued)

Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2020			December 31, 2019
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$19,605,400	$—	$19,605,400	$17,370,617
Commitments to fund additional advances and BOB loans	1,643	—	1,643	19,796
Commitments to purchase mortgage loans	68,027	—	68,027	73,574
Unsettled consolidated obligation bonds, at par	39,000	—	39,000	62,000
Unsettled consolidated obligation discount notes, at par	65,000	—	65,000	1,083,406
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $461.2 million and $23.9 million at September 30, 2020 and December 31, 2019, respectively.
(2) Letters of credit in the amount of $4.9 billion and $4.3 billion at September 30, 2020 and December 31, 2019, respectively, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately 5 years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.0 million and $3.5 million at September 30, 2020 and December 31, 2019, respectively. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2020 and December 31, 2019. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $12.3 billion and $9.8 billion at September 30, 2020 and December 31, 2019, respectively.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2020.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A: Risk Factors

    For a complete discussion of Risk Factors, see Part I, Item 1A. Risk Factors in the Bank's 2019 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in the Bank’s Quarterly Report on Form 10-Q for the second quarter 2020. Other than as noted below, there have been no material changes from the Risk Factors disclosed in the Bank's 2019 Form 10-K as updated in the second quarter 2020 Form 10-Q.

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

The COVID-19 pandemic has disrupted the global economy resulting in equity market volatility, lower interest rates, and greatly increased unemployment levels. In addition, the pandemic has resulted in temporary and permanent closures of many businesses along with social distancing measures and sheltering-in-place requirements in many states and communities. These items reduced the demand for the Bank’s products and services, coupled with reduced net interest income due to lower interest rates. Ultimately, the COVID-19 pandemic has begun to impact the overall credit quality of the Bank's members, counterparties and MPF portfolio, however the duration and magnitude of credit quality deterioration caused by the pandemic is uncertain. Loan forbearance granted by the Bank’s members to their borrowers has provided temporary payment relief and helped lessen disruptions caused by the pandemic.

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

The COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in the Bank’s most recent Annual Report on Form 10-K, the second quarter 2020 Form 10-Q and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, risks of interest rate changes, market and liquidity disruptions, legislative and regulatory developments, market volatility, member and counterparty credit instability, impairment of investments, cyber-security breaches and technology interruptions.

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

Date: November 10, 2020