Form 10-K
period 2020-12-31
Federal Home Loan Bank of Pittsburgh
filed 2021-03-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
[☐ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. []

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2020, the aggregate par value of the stock held by current and former members of the registrant was approximately $2,675.3 million. There were 15,558,431 shares of common stock outstanding at February 26, 2021.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the possible discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity. Information on the Bank's websites referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K.

Item 1: Business

The Bank’s mission is to provide its members with readily available liquidity, including serving as a low-cost source of funds for housing and community development. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities. For additional information regarding the Bank’s financial condition and financial statements, refer to Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. For additional information regarding the Bank’s business risks, refer to Item 1A. Risk Factors in this Form 10-K.

General

    History.  The Bank is one of 11 FHLBanks. The FHLBanks operate as separate entities with their own management, employees and board of directors. The 11 FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) comprise the FHLBank System. The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include:

•being exempt from federal, state and local taxation, except real estate taxes;
•being exempt from registration under the Securities Act of 1933 (the 1933 Act), although the FHLBanks are required by Federal Housing Finance Agency (FHFA or Finance Agency) regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act or HERA) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act); and
•having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

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

    Overview.  As a GSE, the Bank is able to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. This fundamental competitive advantage, coupled with the joint and several liability on FHLBank System debt, enables the Bank to provide attractively priced funding to members. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways:

•Financial institutions choose membership in the Bank principally for access to liquidity, the value of the products offered, and the potential to receive dividends.

•Because the Bank’s customers and shareholders are predominantly the same institutions, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and dividends for shareholders. Yet these same shareholders are also customers who would generally prefer narrower loan spreads. The Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating an attractive dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce a dividend that compares favorably to short-term interest rates, thus compensating members for the cost of the capital they have invested in the Bank.

•The Bank’s GSE charter is based on a public policy purpose to assure liquidity for its members and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers products that consume a portion of its earnings. The cooperative GSE character of this voluntary membership organization leads management to optimize the primary purpose of membership, access to liquidity, as well as the overall value of Bank membership.

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2020, the Bank maintains relationships with three approved state housing finance agencies (HFAs). Each is currently eligible to borrow from the Bank and one of the housing associates had an advance balance of $11.6 million as of December 31, 2020.

Regulatory Oversight, Audits and Examinations

Supervision and Regulation.  The Bank's business is subject to regulation and supervision. The laws and regulations to which it is subject cover key aspects of the Bank's business and directly and indirectly affect its product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this Form 10-K, such laws and regulations can affect key drivers of the Bank's results of operations, including, for example, the Bank's capital and liquidity, product and service offerings, risk management, and costs of compliance.

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

Advances

    Advance Products. The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral. The following table summarizes the advance products offered by the Bank as of December 31, 2020.

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

    The following chart shows the percentage of advances at par by product type and dollar amount (in billions) as of December 31, 2020.

Core (Term): $14.9: 60.3%
Returnable: $1.5: 6.1%
RepoPlus : $0.9: 3.6%
Mid-Term Repo:
$7.4: 30.0%

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

Collateral Agreements. All members must enter into either the Advances, Collateral Pledge and Security Agreement or the Advances, Specific Collateral Pledge and Security Agreement with the Bank (both hereafter referred to as Master Agreement) in order to obtain advances or other credit products. In both cases, the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Specific Collateral Pledge and Security Agreement covers only those assets or categories of assets identified; the Bank therefore relies on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. The Bank requires CDFIs, HFAs and insurance companies to sign a specific collateral pledge agreement. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for a description of blanket and specific agreements.

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

Undelivered Collateral Status. The Bank monitors eligible loan collateral using the Qualifying Collateral Report (QCR), derived from regulatory financial reports which are submitted quarterly (or monthly) to the Bank by the member. For members that submit a QCR, lending value is determined based on a percentage of the unpaid principal balance of qualifying collateral (commonly referred to as the collateral weight). Qualifying collateral is determined by deducting ineligible loans from the gross call report amount for each asset category. In addition, members that do not submit a QCR are required to complete an Annual Collateral Certification Report (ACCR).

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

With respect to certain specific collateral pledge agreement borrowers (typically CDFIs, HFAs, and insurance companies), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or an approved custodian. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further details on collateral status and types.

All eligible collateral securing advances is discounted to protect the Bank from loss in the event of default, including under adverse conditions. These discounts, also referred to as lending value or “haircuts”, vary by collateral type and the value of the collateral. The Bank’s collateral discounted values are presented in the table at the end of this subsection. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

The Bank determines the type and amount of collateral each member has available to pledge as security for a member’s obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary regulators. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). A member’s credit product usage and current financial condition dictate the types of reporting that a member must submit to the Bank. All members who are not community financial institutions (CFIs) as defined below must file a QCR or loan listing at least quarterly.

The Bank also performs periodic on-site collateral reviews of its members to confirm the amounts and quality of the eligible collateral pledged for the members’ obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining market values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten, with one being the best rating. Credit availability and term guidelines are primarily based on a member’s ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank’s security interest and ensure that it remains fully secured at all times.

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2020.

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

A third category of eligible collateral is high quality investment securities as included in the table below. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for a definition of these securities. Members have the option to deliver such high quality investment securities to the Bank to obtain or increase their MBC. These securities are valued daily upon delivery.

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.2 billion (the limit during 2020) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2020.

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

The various types of eligible collateral and related lending values as of December 31, 2020 are summarized below. The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Securities Collateral	Lending Values as a Percentage of Fair Value for All Members
Deposits held by the Bank and pledged to, and under the sole control of, the Bank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCORP Bonds (1)	97%
MBS, including collateralized mortgage obligations (CMOs) issued or guaranteed by GNMA, FHLMC, and FNMA (1)	95%
U.S. Treasury STRIPs	90%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Loan Collateral	Lending Values
	% of Unpaid Principal Balance		% of Fair Value
	QCR Filer or Full Collateral Delivery Policy Reasons	Full Collateral Delivery Credit Reasons	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	80%	70%	85%
Nontraditional mortgage loans and loans with unknown FICO (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	n/a
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	n/a
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

During 2020, the Bank implemented certain changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

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

The Bank further enhances income by acquiring securities issued by GSEs and state and local government agencies as well as Agency MBS. The Bank's private label MBS portfolio continues to run-off; no private label MBS have been purchased since 2007.

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

Prohibitions.  Under Finance Agency regulations, the Bank is prohibited from purchasing certain types of securities, including:

•instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;
•instruments issued by non-U.S. entities, other than those issued by United States branches and agency offices of foreign commercial banks;
•non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;
•whole mortgages or other whole loans, other than: (1) those acquired under the Bank’s mortgage purchase program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local or tribal government units or agencies that are of investment quality; (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or HELOCs; and (5) certain foreign housing loans authorized under Section 12(b) of the Act; and
•non-U.S. dollar denominated securities.

Finance Agency regulations further limit the Bank’s investment in MBS and ABS. These regulations require that the total book value of MBS owned by the Bank not exceed 300% of the Bank’s previous month-end regulatory capital on the day of purchase of additional MBS. In addition, the Bank is prohibited from purchasing:

•interest-only or principal-only strips of MBS;
•residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits; and
•fixed-rate or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

The FHLBanks are prohibited from purchasing an FHLBank consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s investment policy is even more restrictive, as it prohibits it from investing in FHLBank consolidated obligations for which another FHLBank is the primary obligor. The Federal Reserve Board (Federal Reserve) requires Federal Reserve Banks (FRBs) to release principal and interest payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

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

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added one new PFI in 2020, and as of December 31, 2020, 127 members were approved participants in the MPF Program.

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

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2020, 39 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

MPF Direct. This is operationally similar to MPF Xtra and allows PFIs to sell residential, jumbo, fixed-rate mortgages to FHLBank Chicago, which concurrently sells them to a third party on a nonrecourse basis. PFIs which have completed all required documentation and training are eligible to offer the product. MPF Direct does not have the credit structure of the traditional MPF Program, and there is no CE obligation assumed by the PFI or the Bank and no CE fees are paid. The Bank receives a nominal fee for facilitating MPF Direct transactions. Given the arrangement, these loans are not reported on the Bank's Statement of Condition. MPF Direct has been suspended effective March 19, 2020 due to withdrawal of the third party.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2020 and 2019.

(in millions)	December 31, 2020	December 31, 2019
Consolidated obligation bonds	$33,750.2	$66,704.2
Consolidated obligation discount notes	9,512.3	23,211.5
Total Bank consolidated obligations	43,262.5	89,915.7
Total FHLBank System combined consolidated obligations	$746,772.3	$1,025,894.7

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

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses to fund advances, the MPF Program and its investment portfolio. Generally, the maturity of these bonds ranges from one year to ten years, although the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. In some instances, the Bank swaps its term fixed-rate debt issuance to floating rates through the use of interest rate swaps. Bonds can be issued through:

•a daily auction for both bullet (non-callable and non-amortizing) and American-style (callable daily after lockout period expires) callable bonds
•a selling group, which typically has multiple lead investment banks on each issue
•a negotiated transaction with one or more dealers

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

Consolidated Obligation Discount Notes.  The OF also issues discount notes to provide short-term funds for advances for seasonal and cyclical fluctuations in deposit flows, mortgage financing, short-term investments and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days. There are three methods for issuing discount notes:

•The OF auctions one-, two-, three- and six-month discount notes twice per week and any FHLBank can request an amount to be issued. The market sets the price for these securities.
•Via the OF’s window program, through which any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term up to 365 days. These securities are offered daily through a consolidated discount note selling group of broker-dealers.
•Via reverse inquiry, wherein a dealer requests a specified amount of discount notes be issued for a specific date and price. The OF presents reverse inquiries to the FHLBanks, which may or may not choose to issue those particular discount notes.

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

Dividends and Retained Earnings.  As prescribed in the Capital Plan, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. The amount of dividends the Board determines to pay out is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. For further information on dividends, see Note 11 - Capital in the Notes to Financial Statements in Item 8. of this Form 10-K.

As of December 31, 2020, the balance in retained earnings was $1,376.8 million, of which $457.4 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

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

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. All derivatives are recorded in the Statement of Condition at fair value. See Note 7- Derivatives and Hedging Activities to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

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

Issuance of Consolidated Obligations.  The Bank competes with the U.S. Treasury, Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt cost or lower amounts of debt issued at the same cost than otherwise would be the case. The Bank’s status as a GSE affords certain preferential treatment for its debt obligations under the current regulatory scheme for depository institutions operating in the U.S. as well as preferential tax treatment in a number of state and municipal jurisdictions. Any change in these regulatory conditions as they affect the holders of Bank debt obligations would likely alter the relative competitive position of such debt issuance and result in potentially higher costs to the Bank.

Major Customers

Ally Bank, JP Morgan Chase Bank, N.A. and PNC Bank, N.A., each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2020. See further discussion in Item 1A. Risk Factors and the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile. The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2020, the Bank had 230 full-time and 4 part-time employees. As of December 31, 2020, approximately 42% of the Bank’s workforce is female and 58% male; 75% non-minority and 25% minority. The Bank’s workforce is leanly staffed, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. As part of the Bank’s culture of continuous improvement, development of talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2020, the average tenure of the Bank’s employees was 10.4 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards. The Bank seeks to attract, develop and retain talented employees to achieve its strategic business initiatives, enhance business performance and provide members a reasonable return on their investment in the Bank. The Bank effects this objective through a combination of development programs, benefits and employee wellness programs and recognizing and rewarding performance. Specifically, the Bank’s programs include:

•Cash compensation that includes competitive salary, transportation and other cash subsidies, and performance-based incentives;
•Benefits – health insurance, dental and vision, life and accidental, death, & dismemberment insurance, supplemental life insurance, 401(k) retirement savings plans with employer match and profit sharing opportunities, pension benefits and short and long term disability;
•Wellness program – fitness reimbursement, employee assistance program, health coaching and interactive education sessions;
•Time away from work –including time off for vacation, illness, personal, holiday and volunteer opportunities;
•Culture – employee meetings and communications, employee resource groups and various cultural and inclusion initiatives, including an employee run activities group;
•Work/Life balance – 100% paid salary continuation short term disability, parental and military leave, bereavement, jury duty and court appearances, flexible scheduling and remote working options;
•Development programs and training -- individual development plans, leadership assessment and development, employee engagement, educational assistance programs, internal educational and development opportunities, fee reimbursement for external educational and development programs, mentoring and coaching; and
•Management succession planning – the Bank’s board and leadership actively engage in management succession planning, with defined plans for more than 25 roles and development plans for potential successors.

The Bank’s Performance Management framework includes a cascading annual goal setting process, as well as quarterly performance discussions leading to annual reviews. Overall annual ratings are calibrated and merit and incentive payments are differentiated for the Bank’s highest performers.

The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank has implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which comply with government regulations. This includes having nearly all of the Bank’s employees work remotely, while implementing additional safety measures for employees continuing critical on-site work.

Diversity and Inclusion Program. Diversity and inclusion is a strategic business priority for the Bank. The Bank’s diversity and inclusion officer is a member of the senior management team, reports to the President and Chief Executive Officer and serves as a liaison to the Board of Directors Human Resources and Diversity and Inclusion Committee. The Bank recognizes that diversity increases capacity for innovation and creativity and that inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts.

The Bank operationalizes its commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success and it reports regularly on its performance to management and the Board of Directors. The Bank’s diversity and inclusion strategic plan incorporates goals and action plans relating to the following three areas:

•Workforce – Finding, growing and retaining the right talent to bring a diverse mix of backgrounds, skills and perspectives to the Bank’s employee team at all levels;
•Workplace – Raising awareness and encouraging dialogue through opportunities that foster learning and connection and support a culture of inclusion; and
•Marketplace – Building strong, long-term relationships with a network of suppliers, businesses and community partners that include diverse-owned entities and others who support, value and advance diversity, equity and inclusion.

The Bank offers a range of opportunities for its employees to connect, and grow personally and professionally through its diversity and inclusion leadership committee, inclusion and supplier diversity advisory councils and employee resource groups. The Bank supports four employee resource groups that allow opportunities for broad engagement and leadership, including groups focused on women, multi-ethic and Black employees and a group focused on raising broad awareness through reading. In addition, in recognition of the impact of the COVID-19 pandemic on minority communities and the global focus on racial justice, the Bank has established a cross-functional task force to identify opportunities to advance racial equity through the Bank’s internal and external work.

As reflected above, the Bank considers learning an important component of its diversity and inclusion strategy and regularly offers educational opportunities to its employees and evaluates inclusive behaviors as part of the Bank’s annual performance management and succession planning process. The Bank also incorporates diversity and inclusion as a key component of its incentive plan framework to ensure organizational focus and accountability.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes and certain employer payroll taxes.

AHP

The FHLBanks must set aside for the AHP annually, on a combined basis, the greater of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 10 - Affordable Housing Program (AHP) to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the combined 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

For additional details regarding the AHP assessment, please see the Earnings Performance discussion in Item 7. Management’s Discussion and Analysis and Note 10 - Affordable Housing Program (AHP) in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

SEC Reports and Corporate Governance Information

The Bank is subject to the informational requirements of the 1934 Act and, in accordance with the 1934 Act, files annual, quarterly and current reports with the SEC. The Bank’s SEC File Number is 000-51395. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including the Bank’s filings. The Bank’s financial information is also filed in inline eXtensible Business Reporting Language (iXBRL) as required by the SEC. The SEC’s website address is www.sec.gov.

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or

15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Operating Officer (principal financial officer), and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2020 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the corporate governance section of the “About Us” dropdown on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge by written request to the Bank’s Legal Department.

Item 1A: Risk Factors

There are many factors - including those beyond the Bank's control - that could cause financial results to differ significantly from the Bank's expectations. The following discussion summarizes the material factors that should be considered carefully in evaluating the Bank's business. This discussion is not exhaustive and there may be other factors not described or factors, such as business, credit, market/liquidity and operational risks, which are described elsewhere in this report (see the Risk Management discussion in Item 7. Management's Discussion and Analysis in this Form 10-K), which could cause results to differ materially from the Bank's expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank's business operations, future results of operations, financial condition or cash flows.

BUSINESS RISK

The COVID-19 pandemic has created economic and financial disruptions, including lower interest rates and enhanced liquidity at member institutions, that have negatively impacted the Bank’s business, operations, and financial results. The ultimate impact will depend on future developments, which are unpredictable, including the scope and duration of the pandemic and any additional actions taken by governmental authorities in response to the related economic effects.

The COVID-19 pandemic has disrupted the global economy resulting in lower interest rates and elevated unemployment levels. In addition, the pandemic has resulted in temporary and permanent closures of many businesses along with social distancing measures and sheltering-in-place requirements in many states and communities. These items, coupled with lower interest rates, reduced the Bank’s interest income. Ultimately, the COVID-19 pandemic has impacted the overall credit quality of the Bank's members, counterparties and MPF portfolio; however, the duration and magnitude of credit quality deterioration caused by the pandemic is uncertain. Loan forbearance granted by the Bank’s members to their borrowers has provided temporary payment relief and helped lessen disruptions caused by the pandemic.

Furthermore, the demand for the Bank’s consolidated obligations and advance products were impacted due to new government programs that provided alternative financing. The CARES Act, the Paycheck Protection Program (PPP) and the Consolidated Appropriations Act provided additional funding to individual Americans and small businesses. This additional inflow of cash to the balance sheet of the Bank’s members resulted in a decline in the demand for the Bank’s advance products and impacted the Bank’s financial results. More legislative, regulatory and other actions, including temporary closures of businesses and further shelter-in place orders, taken in response to the COVID-19 pandemic could further reduce demand for the Bank’s products and services. While there was uncertainty in the financial markets along with severe volatility, the Bank’s access to liquidity and the cost of funds was not adversely impacted. However, the economic impact as a result of COVID-19 is not fully realized. There may be new volatility events, as markets transition, that may adversely impact the Bank's access to liquidity and associated cost of funds.

Severe market volatility also impacts the Bank’s ability to model and manage market and other risks, along with determining collateral values. While the Bank has been able to manage these risks, they could affect the Bank’s ability to make business decisions and limit members’ ability to do business with the Bank. Similarly, because of changing economic and market conditions affecting the Bank’s investments, the Bank may be required to recognize further impairments on securities held, which may result in additional provision for credit losses on private label MBS or reduced comprehensive income depending on the classification of the investment. Additionally, the Bank continues to monitor the Bank's members, counterparties and MPF portfolio, as further and material credit deterioration or fraud could occur.

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

The extent to which the COVID-19 pandemic impacts the Bank’s business, results of operations, and financial condition, including expectations regarding the payment and levels of dividends, will depend on future developments. These developments continue to be highly uncertain and cannot be predicted, including the scope and duration of the pandemic; the rollout and effectiveness of the vaccines; and actions taken by governmental authorities and other third parties in response to the pandemic. The pandemic may also cause prolonged recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on the Bank’s business, results of operations and financial condition.

The Bank is subject to legislative and regulatory actions, including a complex body of Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank. Additionally, legislation and regulations applicable to Bank members may affect the Bank’s business.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their liquidity mission continue to be impacted by the evolving regulations impacting the finance industry. The Housing Act or HERA was intended to, among other things, expand the Finance Agency's authority and address GSE reform issues. Over the last few years, there have been several legislative efforts and policy proposals regarding reform of the Housing Enterprises, Fannie Mae and Freddie Mac, and the federal government’s ongoing role in the mortgage market. Congress continues to consider GSE reform legislation. Depending on the terms of any such legislation, it could have a material effect on the Bank including debt issuance, financial condition and results of operations. In addition, future legislative changes to the Act or HERA may affect the Bank's business, risk profile, results of operations and financial condition. Recently, there have been legislative efforts and discussions regarding allowing non-banks such as mortgage banks, fintech companies and other financial companies to become members of the FHLBank System. Such entities are subject to different regulatory requirements and may have different risk appetites than the Bank’s current members and, if such entities were to become members of the Bank, it could materially impact the Bank’s risk profile and results of financial condition.

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

In July 2017, the Chief Executive of the FCA announced the FCA’s intention to cease sustaining LIBOR after 2021. The Federal Reserve convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC identified the Secured Overnight Financing Rate (SOFR) as such an alternative rate, and the FRB of New York began publishing SOFR rates in the second quarter of 2018. Late in 2020, LIBOR’s administrator, ICE Benchmark Administration, announced that the publication of key LIBOR settings could be extended one-and-half years beyond its previously anticipated end-of-2021 retirement date. Concurrent with this announcement, U.S. banking regulators reiterated that the focus on transitioning away from LIBOR should not diminish. On March 5, 2021, the FCA confirmed that key LIBOR settings will cease as of June 30, 2023.

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

Cyber threats include computer viruses, malicious or destructive code, phishing attacks, brute force attacks, ransomware attacks, denial of service or information or other security breaches. They could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Bank, its employees, its members or other third parties, or otherwise materially disrupt the Bank’s or its members’ or other third parties’ network access, business operations or ability to provide services. For example, the Bank provides on-line banking transactional capability to enable its members to execute borrowing and other transactions with the Bank. The Bank like many financial institutions and businesses faces cyber attack attempts routinely, for example, from phishing campaigns and denial of service attempts. Although the Bank has both information and physical security measures in place and devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches, particularly given that such attacks have significantly evolved in scale and maliciousness during the past few years. Additionally, cyber vulnerabilities and/or attacks could go undetected for a period of time. During such time, the Bank may not necessarily know the extent of the harm and certain actions could be compounded before they are discovered and remediated, any or all of which could further increase the consequences of a cyber attack.

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

In addition, the Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. Continued regulatory focus on technology operations including cyber-security and cloud computing could influence the Bank’s operations. The Bank's products and services require a complex and sophisticated computing environment, which includes licensed or purchased, custom-developed software, and software-as-a-service (SaaS). Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery and continuous operations, the Bank continues to take steps to review and improve its recovery facilities and processes through its business continuity plan and testing those plans annually. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

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

At December 31, 2020, the Bank's five largest customers, TD Bank, N.A., Ally Bank, PNC Bank, N.A., Fulton Bank, N.A., and JP Morgan Chase Bank, N.A. (a non-member borrower), accounted for 62% of its total credit exposure (TCE) and owned 46% of its outstanding capital stock. Of these, Ally Bank, JP Morgan Chase Bank, N.A., and PNC Bank N.A. each had outstanding advance balances in excess of 10% of the total portfolio. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or, if applicable, withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations. In 2019, the Bank’s member, Chase Bank USA, N.A., merged with and into JP Morgan Chase Bank, N.A. and ceased being a member. JP Morgan Chase Bank, N.A.’s outstanding advance balance as of December 31, 2020 was $3.0 billion, and these advances mature in 2021.

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

The FHLBanks also compete with the U.S. Treasury, including stimulus packages, and GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank's ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank's financial condition and results of operations.

Global financial market disruptions could result in uncertainty and unpredictability for the Bank in managing its business. Geopolitical conditions or a natural disaster, especially those affecting the Bank or the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

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

The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its value. This value can be based on either book value or market value, depending on the nature and form of the collateral being pledged. The volatility of market prices and interest rates as well as the potential for fraud could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value. With respect to TCE, including advances, the Bank's policies require the Bank to be over-collateralized. In addition, all advances are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on advances is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

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

There are several unique risks (e.g. individual state insolvency legislation terms) the Bank may be exposed to regarding members in the insurance industry. To the extent the Bank determines that the risk it faces regarding an insurance company or insurance company members in a specific state requires additional mitigation, the Bank takes steps to mitigate this risk. These steps may include limits on eligible collateral and establishing over-collateralization levels to address risk of collateral volatility.

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

The Bank follows Board-established guidelines on unsecured extensions of credit which limit the amounts and terms of unsecured credit exposure to investment grade counterparties, the U.S. government and other FHLBanks. The Bank's primary unsecured credit exposure includes Federal funds and other liquid transactions. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency of a major counterparty due to such reasons, including due to fraud or the inability of a major counterparty to meet its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank's financial condition and results of operations.

In addition, the Bank's ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions, including fraud, and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, repos, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for the Bank to find counterparties for such transactions.

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

The Bank currently invests in Agency and other U.S. obligation MBS, which support the Bank’s mission. The Bank still has an investment in its legacy private label MBS portfolio; however, none have been purchased since 2007 and it continues to run off. The Bank has incurred credit losses on this portfolio in previous years and additional credit losses are unpredictable.

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

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 10.2% of the Bank's total assets as of December 31, 2020 and approximately 14.2% of the Bank's total interest income in 2020. During 2020, the Bank purchased 32.2% of the mortgage loans from one member. This member also represented 38.1% of the total outstanding portfolio. The loss of this member could adversely affect the Banks’ future results of operations. The Bank is limiting annual production from any single member beginning in 2021. Additional portfolio limits have also been established.

In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk, operational complexity and potential for fraud. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program. While many governmental delinquent loan accommodations are ending due to regulatory, business and customer expectations, servicers are expected to continue to offer other loan accommodations. The Bank offers delinquent loan accommodations for its MPF Program loans as well. To date, the Bank has not experienced any significant impact on its portfolio levels from the Bank's MPF delinquent loan accommodations or other foreclosure prevention programs. However, program execution and related changes, as well as any new programs in the market may change that experience.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2020, out of a total of $746.8 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $43.3 billion, or approximately 5.8% of the total.

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

FHLBank System consolidated obligation bonds have been assigned Aaa/stable outlook and AA+/stable outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. In addition, all FHLBanks have been assigned a long-term rating of Aaa/stable outlook and AA+/stable outlook by Moody’s and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody’s and S&P, respectively. These ratings reflect an opinion that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs.

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

The Bank may be unable to optimally manage its market risk due to unexpected sizable adverse market movements that threaten the Bank's interest rate risk/market risk profile faster than Bank strategies can offset. In addition, the Bank’s mortgage-related portfolio introduces specific interest rate and prepayment risk, which may impact the value of and income associated with those investments. Not prudently managing this risk may adversely affect the Bank's results of operations.

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

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce interest rate risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank's income. However, market movements and volatility affecting the valuation of instruments in hedging relationships can also cause income volatility to the degree that the change in the value of the derivative does not perfectly offset the change in the value of the hedged item. Should the use of derivatives be limited, with that activity being replaced with a higher volume of long-term debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

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

OPERATIONAL RISK

Failures of critical vendors and other third parties, including the Federal Reserve Banks, could disrupt the Bank’s ability to conduct business.

The Bank relies on third party vendors and service providers for many of its core business processes and information systems needs. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach, cyber attack, natural disaster, terrorist attack, widespread health emergency or pandemic, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively. While the Bank has implemented a business continuity plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's reputation, customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank regularly assesses the adequacy of security controls for its significant third parties, there is no assurance that a breach will not occur. Additionally, the use of vendors, including cloud service providers and other third parties, could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information or other harm. Continued regulatory focus on vendor risk management oversight could influence the Bank’s operations. Despite the strength of the Bank’s third party vendor management process, which includes, where applicable, on-going vendor cyber-security reviews and cyber monitoring, the Bank could be adversely affected if the Bank’s vendors (including, but not limited to, SaaS vendors) are impacted by security breaches or cyber attacks. Although the Bank has not experienced supply chain cyber attacks to date, cyber vendor security monitoring controls continue to be a focus.

The Bank relies on both internally and externally developed models and end user computing tools to manage market and other risks, to make business decisions and for financial accounting and reporting purposes. The Bank's business could be adversely affected if these models fail to produce reliable results or if the results are not used appropriately.

The Bank makes significant use of business and financial models and end user computing tools for making business decisions, managing risk and financial reporting. For example, the Bank uses models to measure and monitor exposures to market risks and credit and collateral risks. The Bank uses models for making credit decisions, determining the fair value of certain financial instruments and estimating credit losses.

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

The loss of key employees or lack of a diverse and inclusive Board of Directors, workforce, and Bank activities may have an adverse effect on the Bank's business and operations.

A skilled, diverse and inclusive Board of Directors and workforce is important to the continued successful operation of the Bank. Failure to attract or retain this type of Board of Directors and workforce may adversely affect the Bank's business operations. It may result in increased operating expenses (i.e., consultant expense to address new hires) and operational risks as responsibilities are transitioned between employees. The loss of a key employee or not having a diverse and inclusive Board of

Directors and workforce may also result in incremental regulatory scrutiny of the quality of the Bank's overall corporate governance.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1325 G Street, Washington, D.C. 20005; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 1137 Branchton Road, Boyers, Pennsylvania 16020, (4) 609 Hamilton Street, Allentown, Pennsylvania 18101 and (5) 580 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, D.C. office space is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2020, the total mandatorily redeemable capital stock reflected the balance for six institutions, four of which were merged out of district and considered to be nonmembers. One institution relocated and became a member of another FHLBank at which time the membership with the Bank terminated. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

In February 2021, the Bank paid quarterly dividends of 5.75% annualized on activity stock and 2.50% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2020. The amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The total number of shares of capital stock outstanding as of December 31, 2020 was 16,706,482 of which members held 15,278,605 shares and nonmembers held 1,427,877 shares. As of February 26, 2021, a total of 281 members and nonmembers held shares of the Bank’s stock.

See Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statements of Income data for 2020, 2019 and 2018, and the Condensed Statements of Condition data as of December 31, 2020 and 2019 are derived from the financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Condensed Statements of Income data for 2017 and 2016 and the Condensed Statements of Condition data as of December 31, 2018 and 2017 are derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2018 Form 10-K. The Condensed Statements of Condition data as of December 31, 2016 is derived from the financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2017 Form 10-K.

Condensed Statements of Income

	Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
Net interest income	$364.7	$453.8	$470.1	$435.5	$348.9
Provision (benefit) for credit losses (1)	4.4	1.3	3.1	0.2	1.2
Other noninterest income (loss)	(19.2)	3.0	11.0	32.2	25.0
Other expense	105.5	101.5	92.1	90.1	83.8
Income before assessments	235.6	354.0	385.9	377.4	288.9
AHP assessment (2)	25.2	37.1	38.7	37.8	28.9
Net income	$210.4	$316.9	$347.2	$339.6	$260.0

Dividends (in millions)	$168.3	$266.8	$229.1	$168.0	$155.0
Dividends per share	7.14	7.82	6.33	4.71	4.65
Weighted average dividend rate	6.35%	7.45%	6.42%	4.70%	4.71%
Dividend payout ratio (3)	80.00%	84.19%	66.00%	49.46%	59.64%
Return on average equity	5.53%	6.58%	7.03%	7.17%	5.96%
Return on average assets	0.27%	0.31%	0.36%	0.35%	0.28%
Net interest margin (4)	0.47%	0.45%	0.49%	0.46%	0.38%
Regulatory capital ratio (5)	6.39%	4.94%	4.95%	4.84%	4.69%
GAAP capital ratio (6)	6.38%	4.67%	5.00%	4.94%	4.73%
Total average equity to average assets	4.83%	4.70%	5.11%	4.90%	4.72%
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
(6) GAAP capital ratio is sum of capital stock, retained earnings and accumulated other comprehensive income (AOCI) as a percentage of total assets at period-end.

Condensed Statements of Condition

	December 31,
(in millions)	2020	2019	2018	2017	2016
Cash and due from banks	$1,036.5	$21.5	$71.3	$3,415.0	$3,587.6
Investments(1)	16,522.7	24,572.0	20,076.6	17,757.1	17,227.3
Advances	24,971.1	65,610.1	82,475.5	74,279.8	76,808.7
Mortgage loans held for portfolio, net	4,886.2	5,114.6	4,461.6	3,923.1	3,390.7
Total assets	47,712.9	95,724.1	107,486.5	99,663.0	101,260.0
Consolidated obligations:
Discount notes	9,510.1	23,141.4	36,896.6	36,193.3	28,500.3
Bonds	33,854.7	66,807.8	64,298.6	57,533.7	67,156.0
Total consolidated obligations	43,364.8	89,949.2	101,195.2	93,727.0	95,656.3
Deposits	923.4	573.4	387.0	538.1	558.9
Total liabilities	44,671.0	91,251.3	102,110.2	94,735.5	96,466.1
Capital stock - putable	1,527.8	3,055.0	4,027.3	3,658.7	3,755.4
Retained earnings	1,376.8	1,326.0	1,275.9	1,157.9	986.2
Total capital	3,041.9	4,472.8	5,376.3	4,927.5	4,793.9
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell and trading, AFS and HTM investment securities.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the discontinuance of LIBOR and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions; risks related to MBS; changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Data and all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors included herein. Information on the Bank's websites referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K.

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

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk in connection with advances and debt, the Bank executes interest rate derivatives. Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

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

The COVID-19 pandemic caused the markets to be volatile toward the end of the first quarter and into the second quarter of 2020. To address the virus impact on the U.S. economy, the Federal Reserve Board (Federal Reserve) lowered the Federal funds target rate, falling eventually to a range between 0% to 0.25%. In addition, the Federal Reserve committed to using its full range of tools to respond to the turbulence in the markets, provide liquidity, and to support the economy. During the remainder of 2020, the markets continued to contend with the impact of the COVID-19 pandemic. At its December 2020 meeting, the Federal Reserve maintained the Federal Funds target range and indicated that rates will remain low through at least 2023. The Federal Reserve said it would maintain its quantitative easing, repurchase and overnight lending programs to keep credit available.

After a substantial drop in yields during the first quarter of 2020 and mixed results in the second and third quarters, yields on U.S. Treasuries were relatively unchanged during the fourth quarter of 2020. However, yields did increase for maturities 5 years and longer. Three-month LIBOR remained low throughout 2020 resulting in compressed short-term funding spreads. The Bank's long-term funding costs relative to LIBOR continued to improve during the latter part of 2020 due to increased investor confidence creating more demand in the term markets. Term debt spreads relative to U.S. Treasuries also improved during the same time period due to stronger investor demand.

Results of Operations. The Bank’s net income for 2020 totaled $210.4 million, compared to $316.9 million for 2019. This $106.5 million decrease was primarily driven by lower net interest income and lower other noninterest income. Interest income was $1.1 billion for 2020, compared with $2.7 billion for 2019. The decrease was the result of lower average advance balances as well as lower yields on interest-earning assets driven by lower short-term interest rates. Interest income also included net prepayment fees on advances of $39.9 million in 2020, compared with $10.2 million in 2019. Interest expense was $729.0 million for 2020 compared with $2.2 billion in the same prior-year period. This decrease was primarily the result of lower average consolidated obligation balances as well as lower rates paid, which were driven by lower short-term interest rates. Other noninterest income was a loss of $19.2 million in 2020, compared with income of $3.0 million in the same prior-year period. The decrease in other noninterest income was the result of higher net losses on derivatives and hedging activities, partially offset by higher net gains on investment securities. The net interest margin was 47 basis points and 45 basis points for 2020 and 2019, respectively.

For the fourth quarter of 2020, net income was $56.8 million, a decrease of $24.1 million compared to $80.9 million in the fourth quarter of 2019. The decline in net income was primarily due to lower net interest income and lower other noninterest income, which was partially offset by a decrease in other expenses. Interest income included net prepayment fees on advances of $22.9 million for the fourth quarter of 2020, compared with $1.2 million for the fourth quarter of 2019.

Financial Condition. Advances. Advances totaled $25.0 billion at December 31, 2020, a decrease of $40.6 billion compared to $65.6 billion at December 31, 2019. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. After a significant increase in first quarter advances that corresponded with member needs, new federal government liquidity programs took hold during the remainder of the year, which contributed to higher deposits at our members and decreased advance levels for the Bank. While the advance portfolio decreased compared to December 31, 2019, the term of advances increased. At December 31, 2020, approximately 40% of the par value of advances in the portfolio had a remaining maturity of more than one year, compared to 37% at December 31, 2019.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

    Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. At December 31, 2020, the Bank held $6.1 billion of liquid assets compared to $10.9 billion at December 31, 2019. The Bank expanded its liquidity portfolio in the first quarter of 2020 reflecting its ability to stand ready for its members during the COVID-19 pandemic, then contracted during the remainder of 2020 which was consistent with decreased member advance activity.

    Investments. To enhance earnings, the Bank also maintains investments classified as AFS and HTM as well as certain trading securities. The Bank held $11.5 billion in its investment portfolio at December 31, 2020, compared with $13.7 billion at December 31, 2019, a decrease of $2.2 billion. The decline was primarily due to paydowns on agency MBS.

Consolidated Obligations. The Bank's consolidated obligations totaled $43.4 billion at December 31, 2020, a decrease of $46.5 billion from $89.9 billion at December 31, 2019. At December 31, 2020, bonds represented 78% of the Bank's consolidated obligations, compared with 74% at December 31, 2019. Discount notes represented 22% of the Bank's consolidated obligations at December 31, 2020 compared with 26% at year-end 2019. The overall decrease in consolidated obligations is largely consistent with the decreased advances, liquidity and total asset balances.

Capital Position and Regulatory Requirements. Total capital at December 31, 2020 was $3.0 billion, compared to $4.5 billion at December 31, 2019. The decrease was primarily due to lower capital stock as a result of lower advances. Total retained earnings at December 31, 2020 were $1.4 billion, relatively unchanged from year-end 2019. AOCI was $137.3 million at December 31, 2020, an increase of $45.5 million from December 31, 2019. This increase was primarily due to changes in the fair values of securities within the AFS portfolio.

In February 2020, the Bank paid quarterly dividends of 7.75% annualized on activity stock and 4.50% annualized on membership stock. In April, July and October 2020, the Bank paid quarterly dividends of 6.25% annualized on activity stock and 3.00% annualized on membership stock. These dividends were based on stockholders' average balances for the fourth quarter of 2019 (February dividend), the first quarter of 2020 (April dividend), the second quarter of 2020 (July dividend), and the third quarter of 2020 (October dividend).

In February 2021, the Bank paid quarterly dividends of 5.75% annualized on activity stock and 2.50% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2020. The Bank intends to maintain this dividend level through the April 2021 payment. However, the amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The dividend rates based on 2020 financial results are reflective of, and in line with, the Bank’s performance during the year, particularly given lower interest rates, lower member advance levels and lower net income. The dividend rates also demonstrate that the Bank continues to return value to its members. The Bank will continue to assess the impact of market and business conditions on the Bank's financial performance and level of dividends. Those conditions can be unpredictable, and their impact on the Bank’s results of operations and financial condition may result in the potential for lower dividend levels.

The Bank met all of its capital requirements as of December 31, 2020, and in the Finance Agency’s most recent determination, as of September 30, 2020, the Bank was deemed "adequately capitalized."

Impact of COVID-19 Pandemic on Operations and Financial Condition. During continued COVID-19 uncertainty, executive leadership and the Bank’s Board of Directors have remained focused on the health and safety of staff and being a reliable, readily available liquidity provider for members. As an essential business, the Bank has remained fully operational during the pandemic. During 2020, the Bank continued to operate effectively with most staff working remote. The Bank continues to monitor guidance from government authorities to determine in what manner staff are able to work in the Bank’s office locations. The Bank will also be focusing on supporting the communities that our members serve and maintaining an open dialogue with members, particularly as it relates to credit management.

The Bank’s 2019 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ending March 31, June 30, and September 30, 2020, outlined several potential drivers of lower performance in 2020, including lower interest rates, increasing operating expenses, and a change in the Bank’s operating landscape as a result of legislative and regulatory actions. As reported at the end of the first quarter, advance levels in March 2020 increased when the pandemic was first impacting the economy. During the remaining part of 2020, deposits at members increased and advances subsequently declined as a result of U.S. Treasury and Federal Reserve actions to stimulate the economy. The Bank also operated in a lower interest rate environment and experienced a modest increase in operating expenses. The Bank is well-capitalized with significant retained earnings.

The Bank monitors member credit quality on a regular basis. To date, deterioration in member credit quality has not been material. Given, however, the current economic environment (pandemic-related business limitations, unemployment levels, possible increases in loan forbearance and delinquencies, and uncertain further federal stimulus) as well as lower interest rates, the Bank anticipates associated deterioration in member credit quality, particularly should such conditions persist beyond 2021.

Expected prolonged low interest rates will likely result in lower net income. Paydown of the high-yielding MBS and MPF® Program portfolios could also weigh on financial performance. Given present economic and market conditions, the Bank will continue to monitor member credit quality and prudently manage operating expenses.

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

2021 Outlook

    The Bank expects that members will continue to use advances to meet liquidity needs during 2021. However, the Bank anticipates that advance demand will remain lower than 2020 throughout 2021 as members have enhanced liquidity primarily as a result of the U.S. Treasury and Federal Reserve actions to stimulate the economy. Advance volume will also be impacted by $3.0 billion of advances to JP Morgan Chase Bank, N.A. that have a contractual maturity during 2021. JP Morgan Chase Bank, N.A., one of the Bank’s top five borrowers as of December 31, 2020, became a non-member when its charter was merged with an entity outside of the Bank’s district in 2019. The borrowing activities of larger members have been the predominant driver of change in the Bank’s advance balances. The Bank is a cooperative and is designed to meet the liquidity and other needs of its members, whether those needs increase or decrease.

Also, the Bank expects lower net interest income due to the continued low interest rate environment created by the Federal Reserve’s response to the COVID-19 pandemic as well as spread compression due to payoffs of higher yielding mortgage assets. Additionally, the decline in advance balances with corresponding capital decline will restrict the Bank’s ability to purchase MBS assets given the Finance Agency’s 300% of capital limitation regulation.

The combination of lower advance levels and projected low interest rates will continue to impact the Bank’s overall financial performance. Specifically, this means declining net income and likely lower dividends.

Access to debt markets has been reliable. Going forward, as the Bank prepares for the cessation of LIBOR and transition to an alternative rate, the Bank expects more of its adjustable-rate funding to be indexed to SOFR. The SOFR market has developed rapidly, and the trend is expected to accelerate as the Bank positions its consolidated obligations to meet bond investor appetite for an alternative to LIBOR-indexed debt.

Market volatility, interest rate adjustments and continuation of the COVID-19 pandemic, including any additional government stimulus increasing U.S. Treasury supply, could negatively impact financial markets and the demand for liquidity. Additionally, future opportunities and challenges may arise with potential changes in the Bank's operating landscape including various legislative actions and changes in the Bank’s regulatory compliance requirements. However, the Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities.

Earnings Performance

    The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2020 totaled $210.4 million, compared to $316.9 million for 2019. This $106.5 million decrease was primarily driven by lower net interest income and lower other noninterest income. Net interest income was $364.7 million for 2020, a decline of $89.1 million from $453.8 million in 2019 and was primarily driven by the following:

•Interest income was $1.1 billion for 2020, compared with $2.7 billion for 2019. The decrease was the result of lower average advance balances as well as lower yields on interest-earning assets driven by lower short-term interest rates.
•Interest income also included net prepayment fees on advances of $39.9 million for 2020, compared with $10.2 million for 2019.
•Interest expense was $729.0 million for 2020, compared with $2.2 billion in the same prior-year period. The decrease was primarily the result of lower average consolidated obligation (CO) balances as well as lower rates paid, which were driven by lower short-term interest rates.

Other noninterest income was a loss of $19.2 million in 2020, compared with income of $3.0 million in the same prior-year period. The decrease in other noninterest income was the result of higher net losses on derivatives and hedging activities, partially offset by higher net gains on investment securities. The Bank’s return on average equity for 2020 was 5.53% compared to 6.58% for 2019.

2019 vs 2018. For discussion of this year-to-year comparison, refer to the Summary of Financial Results disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2019 Form 10-K.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2020 and 2019. For discussion related to 2019 compared to 2018, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2019 Form 10-K.

Average Balances and Interest Yields/Rates Paid

	2020			2019
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$7,884.6	$36.5	0.46	$8,498.4	$185.9	2.19
Interest-bearing deposits(2)	1,507.0	6.5	0.43	1,708.3	38.6	2.26
Investment securities(3)	15,275.9	270.0	1.77	14,338.9	421.2	2.94
Advances(4)	47,874.2	625.5	1.31	72,172.7	1,871.2	2.59
Mortgage loans held for portfolio(5)	5,151.5	155.2	3.01	4,716.2	170.1	3.61
Total interest-earning assets	77,693.2	1,093.7	1.41	101,434.5	2,687.0	2.65
Other assets(6)	1,093.1			1,030.5
Total assets	$78,786.3			$102,465.0
Liabilities and capital:
Deposits (2)	$838.9	$1.8	0.22	$578.6	$11.3	1.95
Consolidated obligation discount notes	24,575.2	179.6	0.73	26,717.4	601.2	2.25
Consolidated obligation bonds(7)	48,614.6	531.0	1.09	69,155.0	1,603.4	2.32
Other borrowings	264.1	16.6	6.29	224.3	17.3	7.74
Total interest-bearing liabilities	74,292.8	729.0	0.98	96,675.3	2,233.2	2.31
Other liabilities	690.5			973.6
Total capital	3,803.0			4,816.1
Total liabilities and capital	$78,786.3			$102,465.0
Net interest spread			0.43			0.34
Impact of noninterest-bearing funds			0.04			0.11
Net interest income/net interest margin		$364.7	0.47		$453.8	0.45
Average interest-bearing assets to interest-bearing liabilities	104.6%			104.9%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $387.4 million and $93.6 million in 2020 and 2019, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Beginning January 1, 2020, the Bank adopted ASU 2016-13. Other assets include allowance for credit losses on investment securities and MPF. Prior to January 1, 2020, Other assets included the allowance for credit losses and the noncredit portion of OTTI losses on investment securities.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $50.4 million and $(14.1) million in 2020 and 2019, respectively.

Net interest income decreased $89.1 million in 2020 compared to 2019 due to a decline in interest income, partially offset by a decline in interest expense. Interest-earning assets decreased 23.4% primarily due to lower average advances. The rate earned on interest-earning assets decreased 124 basis points due to lower yields across all categories. Interest income on advances and Federal funds sold and securities purchased under agreements to resell declined due to both lower volume and a decrease in yield. Interest income on investments and mortgage loans held for portfolio declined due to a decrease in yield which more than offset an increase in average outstanding balances. The rate paid on interest-bearing liabilities decreased 133 basis points due to lower funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds decreased 7 basis points due to lower interest rates.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2020 and 2019.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2020 Compared to 2019
(in millions)	Volume	Rate	Total
Federal funds sold	$(12.6)	$(136.8)	$(149.4)
Interest-bearing deposits	(4.1)	(28.0)	(32.1)
Investment securities	26.0	(177.2)	(151.2)
Advances	(503.6)	(742.1)	(1,245.7)
Mortgage loans held for portfolio	14.8	(29.7)	(14.9)
Total interest-earning assets	$(479.5)	$(1,113.8)	$(1,593.3)

Interest-bearing deposits	$3.5	$(13.0)	$(9.5)
Consolidated obligation discount notes	(44.7)	(376.9)	(421.6)
Consolidated obligation bonds	(385.6)	(686.8)	(1,072.4)
Other borrowings	2.8	(3.5)	(0.7)
Total interest-bearing liabilities	$(424.0)	$(1,080.2)	$(1,504.2)
Total decrease in net interest income	$(55.5)	$(33.6)	$(89.1)

    Interest income and interest expense decreased in 2020 compared to 2019. Lower rates and lower volume drove the decreases in both interest income and interest expense. The rate decrease was primarily due to a decrease in market interest rates as the Federal funds target rate decreased multiple times in 2020. Lower volumes were primarily due to decreases in member advance activity.

    Interest expense on the average consolidated obligations portfolio decreased in 2020 compared to 2019. The decline was primarily due to lower rates paid on both discount notes and bonds given lower market interest rates in 2020. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Derivatives Effects on Interest Income” discussion below.

The following table presents the average par balances of the Bank's advance portfolio for 2020 and 2019. These balances do not reflect any hedge accounting adjustments.

(in millions)
Product	2020	2019
RepoPlus /Mid-Term Repo	$14,183.5	$20,581.7
Core (Term)	33,285.7	51,477.9
Convertible Select	20.0	20.0
Total par value	$47,489.2	$72,079.6

Variances in total advances shown above were driven by decreased liquidity needs across the membership.

Derivative Effects on Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for 2020 and 2019.

	2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(3.2)	$0.1	$(3.2)
Gains (losses) on designated fair value hedges	(0.1)	(2.0)	—	0.6	(1.5)
Net interest settlements included in net interest income	(185.9)	(21.1)	—	66.8	(140.2)
Total effect on net interest income	$(186.0)	$(23.2)	$(3.2)	$67.5	$(144.9)

	2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$(0.1)	$(0.1)	$(3.2)	$(3.5)	$(6.9)
Gains (losses) on designated fair value hedges	(0.2)	(2.8)	—	1.9	(1.1)
Net interest settlements included in net interest income	45.1	0.7	—	(60.5)	(14.7)
Total effect on net interest income	$44.8	$(2.2)	$(3.2)	$(62.1)	$(22.7)

    The variances in the derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the benchmark interest rates. The Bank generally uses interest rate swaps to hedge a portion of fixed rate assets and fixed rate bonds which convert the interest rates on those instruments from a fixed rate to a variable rate. The purpose of this strategy is to protect the net interest spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income.

The Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision for Credit Losses. Beginning January 1, 2020, the Bank adopted new accounting guidance (ASU 2016-13 Financial Instruments - Credit Losses, as amended) pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through the allowance for credit losses. For additional information, refer to Note 1 - Summary of Significant Accounting Policies in this Form 10-K.

The provision for credit losses was $4.4 million for 2020 compared to $1.3 million for 2019. The increase was primarily due to the provision for credit losses on private label MBS classified as AFS and mortgage loans held for portfolio which reflected higher delinquencies arising from loans being placed in forbearance programs as a result of the COVID-19 pandemic. Beginning January 1, 2020, with the adoption of ASU 2016-13, the provision for credit losses includes expected credit losses on private label MBS. Prior to January 1, 2020, expected credit losses on private label MBS were included in Other Noninterest Income, Net OTTI Losses.

Other Noninterest Income

(in millions)	2020	2019
Net OTTI losses	$—	$(0.6)
Net gains (losses) on trading securities	47.3	18.7
Net gains (losses) on derivatives and hedging activities	(90.9)	(39.8)
Standby letters of credit fees	22.1	21.8
Other, net	2.3	2.9
Total other noninterest income	$(19.2)	$3.0

    The Bank's lower total other noninterest income for 2020 compared to 2019 was due primarily due to an increase in net losses on derivatives and hedging activities, partially offset by an increase in net gains on investment securities. As discussed in Executive Summary in this Form 10-K, there were actions taken by the Federal Reserve to lower interest rates toward the end of the first quarter of 2020 to mitigate the economic impacts of the COVID-19 pandemic. These significant interest rate declines and related market volatility during 2020 impacted the Bank’s investments and derivatives due to mark-to-market (fair value) adjustments on these instruments. The activity related to derivatives and hedging activities is discussed in more detail below. The net gains (losses) on investment securities reflects the impact of fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio.

    2019 vs 2018.  For discussion of this year-to-year comparison, refer to the Other Noninterest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2019 Form 10-K.

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

     The following tables detail the net effect of derivatives and hedging activities on non-interest income during 2020 and 2019.

	2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(17.4)	$(90.8)	$(7.1)	$16.5	$7.7	$—	$(91.1)
Other (1)	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$(17.4)	$(90.8)	$(7.1)	$16.5	$7.7	$0.2	$(90.9)

	2019
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(12.9)	$(29.3)	$(29.6)	$32.1	$(0.4)	$—	$(40.1)
Other (1)	—	—	—	—	—	0.3	0.3
Total net gains (losses) on derivatives and hedging activities	$(12.9)	$(29.3)	$(29.6)	$32.1	$(0.4)	$0.3	$(39.8)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives and hedging activities” financial statement line item. For economic hedges, the Bank recorded net losses of $(91.1) million in 2020 compared to net losses of $(40.1) million in 2019. The losses during 2020 were primarily on the Bank's asset swaps due to decreases in interest rates throughout the year. In contrast, the smaller loss amount during 2019 was due to more frequent periods of rising interest rates during the year. In response to changing market conditions, the total notional amount of economic hedges, which includes mortgage delivery commitments, decreased to $3.1 billion at December 31, 2020 from $11.8 billion at December 31, 2019.

    2019 vs 2018.  For discussion of this year-to-year comparison, refer to the Derivatives and Hedging Activities disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2019 Form 10-K.

Other Expense

(in millions)	2020	2019
Compensation and benefits	$52.2	$50.6
Other	40.8	38.5
Finance Agency	7.3	6.7
Office of Finance	5.2	5.7
Total other expenses	$105.5	$101.5

    The Bank's modest increase in total other expenses was primarily due to higher compensation and benefits expense and technology-related costs.

    2019 vs 2018.  For discussion of this year-to-year comparison, refer to the Other Expense disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2019 Form 10-K.

Community Investment Products

The Bank helps members meet their Community Reinvestment Act (CRA) responsibilities. Through community investment products such as AHP and CLP, members have access to subsidized and other low-cost funding. Members use the funds from these products to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods and help revitalize their communities.

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

AHP. The AHP, mandated by the Act, is the largest and primary public policy product of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the product pursuant to the AHP regulations. The Bank’s contribution was $25.2 million and $37.1 million for 2020 and 2019, respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds for 2020 and 2019.

	2020	2019
Funding rounds	1	1
Eligible applications	151	165
Grants	$28.8 million	$33.9 million
Projects	52	64
Project development costs	$270.8 million	$334.9 million
Units of affordable housing	1,219	1,727

In addition, the First Front Door product (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. The FFD grants disbursed were $6.9 million and $8.5 million during 2020 and 2019, respectively.

Other Products. The CLP offers advances at the Bank’s cost of funds providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2020, the CLP loan balance totaled $1,064.5 million compared to $1,339.7 million at December 31, 2019, reflecting a decrease of $275.2 million, or 21%.

    The Bank’s BOB loan product to members is targeted to assist in the growth and development of small business, including both start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. For both 2020 and 2019, the Bank made $6.0 million available for each year to assist small businesses through the BOB loan product.

    In addition, the Bank has a homeless initiative called Home4Good. Home4Good is designed to support activities or actions that lead to stable housing for individuals and families who are homeless or who are at risk of becoming homeless. It is offered in partnership with state HFAs in Pennsylvania, West Virginia, and Delaware. The Bank contributed $4.8 million to this initiative for both 2020 and 2019.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

    Total assets were $47.7 billion at December 31, 2020, compared with $95.7 billion at December 31, 2019, a decrease of $48.0 billion. The decrease was primarily due to advances and investments. Advances totaled $25.0 billion at December 31, 2020, a decrease of $40.6 billion, compared to $65.6 billion at December 31, 2019. Total investments were $16.5 billion at December 31, 2020, compared to $24.6 billion at year-end 2019.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for high quality liquid assets using full year average balances, was 74.5% and 82.2% for 2020 and 2019, respectively. The decrease in the core mission asset ratio was due to the decrease in average advances and the Bank having a higher MBS portfolio in 2020 which is not a core mission asset. The growth in the MBS portfolio was due to purchases in late 2019 and early 2020.

Beginning January 1, 2020, the Bank adopted new accounting guidance (ASU 2016-13 Financial Instruments - Credit Losses, as amended) pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through the allowance for credit losses. For additional information, refer to Note 1- Summary of Significant Accounting Policies in this Form 10-K.

Advances. Advances (par) totaled $24.7 billion at December 31, 2020 compared to $65.4 billion at December 31, 2019. At December 31, 2020, the Bank had advances to 146 borrowing members, compared to 161 borrowing members at December 31, 2019. After a significant increase in first quarter advances that corresponded with member needs, new federal government liquidity programs took hold during the remainder of the year, which contributed to higher deposits at our members and decreased advance levels for the Bank. Advances outstanding to the Bank’s five largest borrowers decreased to 61.4% of total advances as of December 31, 2020, compared to 77.7% at December 31, 2019.

The following table provides information on advances at par by redemption terms at December 31, 2020 and December 31, 2019.

	December 31,
(in millions)	2020	2019
Fixed-rate
Due in 1 year or less (1)	$6,607.2	$21,783.1
Due after 1 year through 3 years	7,182.3	13,523.4
Due after 3 years through 5 years	2,192.5	2,012.5
Thereafter	169.2	594.4
Total par value	$16,151.2	$37,913.4

Fixed-rate, callable or prepayable (1)
Due after 1 year through 3 years	$50.0	$20.0
Total par value	$50.0	$20.0

Variable-rate
Due in 1 year or less (1)	$6,664.6	$14,129.5
Due after 1 year through 3 years	100.0	5,025.0
Due after 3 years through 5 years	3.1	53.1
Total par value	$6,767.7	$19,207.6

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$1,400.0	$5,225.0
Due after 1 year through 3 years	10.0	2,635.0
Due after 3 years through 5 years	40.0	40.0
Total par value	$1,450.0	$7,900.0

Other (3)
Due in 1 year or less	$89.0	$123.7
Due after 1 year through 3 years	120.8	147.4
Due after 3 years through 5 years	55.2	69.7
Thereafter	41.0	57.3
Total par value	$306.0	$398.1
Total par balance	$24,724.9	$65,439.1
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2020 or December 31, 2019.

    The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during the years ended 2020 and 2019. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and CFI (under $1.2 billion). Credit Union and Insurance members are classified separately.

	December 31,
Member Classification	2020	2019
Super-Regional	2	3
Regional	4	3
Mid-size	42	36
CFI	117	142
Credit Union	36	41
Insurance	17	24
Total borrowing members during the period	218	249
Total membership	281	286
Percentage of members borrowing during the period	77.6%	87.1%

    The following table provides information at par on advances by member classification at December 31, 2020 and December 31, 2019.

(in millions)	December 31, 2020	December 31, 2019
Member Classification
Super-Regional	$9,350.0	$32,615.0
Regional	3,366.0	10,550.0
Mid-size	3,938.7	8,410.6
CFI	2,510.9	2,824.7
Credit Union	1,002.2	1,105.8
Insurance	1,044.0	1,416.5
Non-member	3,513.1	8,516.5
Total	$24,724.9	$65,439.1

As of December 31, 2020, total advances decreased 62% compared with balances at December 31, 2019. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. After a significant increase in first quarter advances that corresponded with member needs, new federal government liquidity programs took hold during the remainder of 2020, which contributed to higher deposits at our members and decreased advance levels for the Bank.

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2020.

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at December 31, 2020 and December 31, 2019. For additional information on the allowance methodology, see Note 5 - Advances in this Form 10-K.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of allowance for credit losses was $4.9 billion and $5.1 billion at December 31, 2020 and December 31, 2019, respectively.

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

Through the MPF Program, the Bank may grant a forbearance period to borrowers due to COVID-19 related difficulties regardless of the status of the loan at the time of the request. Despite granting the forbearance period, the Bank continues to apply its accounting policy for determining days past due, non-accrual, and charge-offs during the forbearance period. For MPF loans that have been granted a forbearance period, there has been no change in the terms of the loans. For MPF loans that have received COVID-19-related forbearance and meet certain criteria, the Bank may not charge-off the MPF loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. After the forbearance period the Bank may modify the borrower's MPF loan. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). For additional information, refer to Note 1 - Summary of Significant Accounting Policies and Note 6 - Mortgage Loans Held for Portfolio in this Form 10-K.

    Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for years 2016 through 2020 was immaterial for both the Bank’s mortgage loans and BOB loans. Balances regarding the Bank’s loan products are summarized below.

	December 31,
(in millions)	2020	2019	2018	2017	2016
Advances(1)	$24,971.1	$65,610.1	$82,475.5	$74,279.8	$76,808.7
Mortgage loans held for portfolio, net(2)	4,886.2	5,114.6	4,461.6	3,923.1	3,390.7
Nonaccrual mortgage loans(3)	90.8	15.6	16.6	22.8	26.6
Mortgage loans 90 days or more delinquent and still accruing interest(4)	5.3	3.3	4.1	4.8	4.0
BOB loans, net	21.2	19.7	17.3	14.1	12.3
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs. The amount at December 31, 2020 included approximately $62.3 million related to loans in forbearance or repayment programs as a result of COVID-19.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has declined as compared to December 31, 2019; however, the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2020, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 1.1% of the MPF Original portfolio, 3.5% of the MPF Plus portfolio and 2.4% of the MPF 35 portfolio, compared with 0.4%, 2.2%, and 0.03%, respectively, at December 31, 2019. The amount of seriously delinquent loans increased across the Bank's MPF portfolio compared to December 31, 2019, which was primarily attributable to delinquencies that resulted from loans in forbearance or repayment programs as a result of COVID-19.

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

With the adoption of ASU 2016-13, the Bank recognizes a recovery when expected credit losses, including credit losses charged-off for collateral dependent loans, are less than the amounts previously charged-off. Expected recoveries of prior charge-offs, if any, are included as a reduction to the ACL through the Bank's provision for credit losses. The reduction to the ACL is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's provision for credit losses.

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

The following table presents the rollforward of ACL on the mortgage loans held for portfolio for the years 2016 through 2020.

(in millions)	2020	2019	2018	2017	2016
Balance, beginning of year	$7.8	$7.3	$6.0	$6.2	$5.7
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	(3.9)	—	—	—	—
(Charge-offs) Recoveries, net	(0.7)	(0.2)	(1.3)	(0.1)	(0.2)
Provision (benefit) for credit losses	1.8	0.7	2.6	(0.1)	0.7
Balance, end of year	$5.0	$7.8	$7.3	$6.0	$6.2
As a % of mortgage loans held for portfolio	0.1%	0.2%	0.2%	0.2%	0.2%

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2020 and December 31, 2019.

	MPF CE structure December 31, 2020		ACL December 31, 2020
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.7	$96.2	$4.2	$(2.6)	$(0.5)	$(1.9)	$(0.8)
MPF 35	13.2	130.9	6.2	(0.6)	—	(4.6)	1.0
MPF Plus	15.3	4.4	7.2	(1.9)	—	(0.5)	4.8
Total	$35.2	$231.5	$17.6	$(5.1)	$(0.5)	$(7.0)	$5.0

	MPF CE structure December 31, 2019		ACL December 31, 2019
(in millions)	FLA	Available CE	Estimate of Credit Loss	Charge -offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.1	$82.6	$3.9	$(1.3)	$(2.2)	$0.4
MPF 35	10.3	107.1	0.7	—	(0.7)	—
MPF Plus	15.6	5.6	9.0	—	(1.6)	7.4
Total	$32.0	$195.3	$13.6	$(1.3)	$(4.5)	$7.8
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

The ACL on mortgage loans decreased $2.8 million during 2020 primarily due to recoveries in the MPF Original and MPF Plus products as a result of the adoption of ASU 2016-13, which was effective for the Bank January 1, 2020. At adoption, the Bank recorded a decrease in its ACL of $3.9 million, which was largely offset by a reversal of expected CE of $3.8 million, resulting in a net impact of $0.1 million. The reduction in the Bank's ACL due to the adoption of ASU 2016-13 was partially offset by increases in the allowance for credit losses for each of the Bank's MPF products, which reflected both lower CE fee recovery resulting from a shorter weighted-average life of the MPF 35 portfolio and an increase in delinquencies arising from loans being placed in forbearance programs as a result of the COVID-19 pandemic.

During the first quarter of 2020, the COVID-19 pandemic resulted in financial market deterioration and substantial uncertainty about the future short-term economic environment, which has continued through the fourth quarter of 2020. The Bank appropriately considered potential economic impacts resulting from the pandemic when assessing expected credit losses on its MPF portfolio. The Bank continues to monitor developments and assess the impact of the pandemic on the Bank's MPF portfolio, including with respect to market assumptions, borrower performance, and regulatory relief.

    Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The Bank held $0.8 million and $2.0 million of REO at December 31, 2020 and December 31, 2019, respectively.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificate of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at December 31, 2020 decreased by approximately $4.8 billion compared to December 31, 2019. Larger balances held by the Bank in its liquidity portfolio earlier in 2020 reflected the Bank's ability to stand ready to meet its members' needs during the COVID-19 pandemic. These member needs decreased at December 31, 2020, due to federal government liquidity programs put into place in 2020.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $11.5 billion and $13.7 billion at December 31, 2020 and December 31, 2019, respectively. The decline was primarily due to paydowns on agency MBS.

Investment securities, including all trading, AFS, and HTM securities, totaled $13.1 billion at December 31, 2020, compared to $17.1 billion at December 31, 2019. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2020	2019
Trading securities:
Non-MBS:
U.S. Treasury obligations	$899.4	$3,390.7
GSE and Tennessee Valley Authority (TVA) obligations	256.6	240.9
Total trading securities	$1,156.0	$3,631.6
AFS securities:
GSE and TVA obligations	$1,643.7	$1,550.7
State or local agency obligations	241.7	247.9
MBS:
U.S. obligations single-family MBS	602.1	807.6
GSE single-family MBS	3,262.9	4,055.8
GSE multifamily MBS	3,473.4	4,109.6
Private label MBS	252.6	326.2
Total AFS securities	$9,476.4	$11,097.8
HTM securities:
Certificates of deposit	$750.0	$—
State or local agency obligations	—	94.3
MBS:
U.S. obligations single-family MBS	120.6	250.2
GSE single-family MBS	989.8	1,156.6
GSE multifamily MBS	530.2	770.8
Private label MBS	93.1	123.8
Total HTM securities	$2,483.7	$2,395.7
Total investment securities	$13,116.1	$17,125.1

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2020. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Non-MBS:
U.S. Treasury obligations	$478.9	$420.5	$—	$—	$899.4
GSE and TVA obligations	—	113.8	112.3	30.5	256.6
Total trading securities	$478.9	$534.3	$112.3	$30.5	$1,156.0
Yield on trading securities	1.81%	2.59%	3.09%	3.28%	2.31%
AFS securities:
GSE and TVA obligations	$73.3	$580.8	$799.6	$190.0	$1,643.7
State or local agency obligations	—	1.1	20.6	220.0	241.7
MBS:
U.S. obligations single-family MBS	—	—	—	602.1	602.1
GSE single-family MBS	—	23.5	142.9	3,096.5	3,262.9
GSE multifamily MBS	71.0	494.0	2,908.4	—	3,473.4
Private label MBS	—	—	—	252.6	252.6
Total AFS securities	$144.3	$1,099.4	$3,871.5	$4,361.2	$9,476.4
Yield on AFS Securities	2.72%	2.34%	1.18%	1.65%	1.56%
HTM securities:
Certificates of deposit	$750.0	$—	$—	$—	$750.0
MBS:
U.S. obligations single-family MBS	—	—	—	120.6	120.6
GSE single-family MBS	—	16.8	3.5	969.5	989.8
GSE multifamily MBS	—	278.4	251.8	—	530.2
Private label MBS	0.3	—	—	92.8	93.1
Total HTM securities	$750.3	$295.2	$255.3	$1,182.9	$2,483.7
Yield on HTM securities	0.19%	2.79%	3.82%	2.56%	1.99%
Total investment securities	$1,373.5	$1,928.9	$4,239.1	$5,574.6	$13,116.1
Yield on investment securities	1.02%	2.48%	1.39%	1.85%	1.70%
Interest-bearing deposits	$956.6	$—	$—	$—	$956.6
Federal funds sold	1,850.0	—	—	—	1,850.0
Securities purchased under agreements to resell	600.0	—	—	—	600.0
Total investments	$4,780.1	$1,928.9	$4,239.1	$5,574.6	$16,522.7

As of December 31, 2020, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Fannie Mae	$5,540.3	$5,562.7
U.S. Treasury	899.4	899.4
Freddie Mac	2,741.6	2,792.0
Federal Farm Credit Banks	1,788.2	1,788.2
Ginnie Mae	722.7	723.9
Total	$11,692.2	$11,766.2

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At December 31, 2020 and December 31, 2019, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at December 31, 2020.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $2.4 million at December 31, 2020.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at December 31, 2020.

For additional information on the allowance methodology, see Note 4 - Investments in this Form 10-K.

Liabilities and Capital

    For discussion of the 2019 to 2018 comparison, refer to the Liabilities and Capital disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2019 Form 10-K.

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2020 increased to $923.4 million from $573.4 million at December 31, 2019. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest bearing deposits were 0.22% and 1.95% during 2020 and 2019, respectively.

Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2020 and 2019, excess deposit reserves were $27.4 billion and $69.4 billion, respectively.

Time Deposits. At December 31, 2020 and December 31, 2019, the Bank had no time deposits.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $43.4 billion at December 31, 2020, a decrease of $46.5 billion from December 31, 2019. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, liquidity portfolio and total asset balances.

Discount notes outstanding at December 31, 2020 decreased to $9.5 billion from $23.1 billion at December 31, 2019. At December 31, 2020, the Bank’s bonds outstanding decreased to $33.9 billion compared to $66.8 billion at December 31, 2019.

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

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets. For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings at par.

	Consolidated Obligations - Discount Notes		Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2020	2019	2020	2019
Outstanding at the end of the period	$9,512.3	$23,211.5	$16,251.5	$29,526.2
Weighted average rate at end of the period	0.11%	1.61%	0.23%	1.71%
Daily average outstanding for the period	$24,602.9	$26,793.8	$21,606.0	$23,570.4
Weighted average rate for the period	0.73%	2.23%	0.70%	2.18%
Highest outstanding at any month-end	$52,132.7	$37,483.2	$26,825.2	$29,526.2

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2020.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$33,750.2	$24,233.6	$4,569.6	$2,126.2	$2,820.8
Discount notes	9,512.3	9,512.3	—	—	—
Mandatorily redeemable capital stock	142.8	—	20.0	120.0	2.8
Operating leases	8.6	2.1	3.9	2.5	0.1
Pension and post-retirement contributions	22.1	2.6	3.3	4.5	11.7
Total	$43,436.0	$33,750.6	$4,596.8	$2,253.2	$2,835.4
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

    Commitments and Off-Balance Sheet Items. As of December 31, 2020, the Bank was obligated to fund approximately $60.6 million of mortgage loans and to issue $15.9 million in consolidated obligations. In addition, the Bank had $19.7 billion in outstanding standby letters of credit as of December 31, 2020. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

    In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the Bank, is jointly and severally liable for the FHLBank System’s consolidated obligations. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. Refer to the Liquidity and Funding Risk section in Item 7. Management’s Discussion and Analysis for FHLBank System consolidated obligations. For additional information on the Bank’s commitments and contingencies, refer to Note 15 in this Form 10-K.

Capital and Retained Earnings. The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2020		December 31, 2019
Commercial banks	135	$1,262.3	140	$2,729.6
Savings institutions	51	114.3	53	148.2
Insurance companies	30	83.6	31	109.3
Credit unions	63	67.2	60	67.5
CDFIs	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	281	$1,527.8	286	$3,055.0
Mandatorily redeemable capital stock		142.8		343.6
Total capital stock		$1,670.6		$3,398.6

    The total number of members as of December 31, 2020 decreased by five members compared to December 31, 2019. The Bank added four new members and lost nine members. Six members merged with other institutions within the Bank's district; one member relocated and merged its charter with an entity outside of the Bank's district; one member withdrew its membership; and one member failed.

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2020 and December 31, 2019.

(dollars in millions)	December 31, 2020		December 31, 2019
Member(1)	Capital Stock	% of Total	Capital Stock	% of Total
Ally Bank, Midvale, UT	$276.5	16.6%	$700.8	20.6%
PNC Bank, N.A., Wilmington, DE	185.0	11.1	746.6	22.0
Note:
(1) For Bank membership purposes, the principal place of business for Ally Bank is Horsham, PA. For PNC Bank, the principal place of business is Pittsburgh, PA.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $394 million and an overall retained earnings need of $632 million as of December 31, 2020. The Bank’s retained earnings were $1,376.8 million at December 31, 2020.

    Retained earnings increased $50.8 million to $1,376.8 million at December 31, 2020, compared to $1,326.0 million at December 31, 2019. The increase in retained earnings during 2020 reflected net income that was largely offset by dividends paid along with the partial recovery of the prior capital distribution to the Financing Corporation (FICO) in the second quarter of 2020. FICO was established by the Competitive Equality Banking Act of 1987 to provide for the recapitalization of the Federal Savings and Loan Insurance Corporation. The Bank’s partial recovery of prior capital distributions in the second quarter of 2020 approximated $8.5 million based on its share of the $680.0 million originally contributed by all FHLBanks. These funds are accounted for as a return of the FHLBanks’ investment in FICO capital stock as a partial recovery of the prior capital distributions and credited to the Bank's unrestricted retained earnings account. Total retained earnings at December 31, 2020 included unrestricted retained earnings of $919.4 million and restricted retained earnings (RRE) of $457.4 million.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter in 2020 and 2019.

	2020
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$157.6	$185.9	$284.3	$465.9
Interest expense	75.6	101.7	181.5	370.2
Net interest income	82.0	84.2	102.8	95.7
Provision (benefit) for credit losses	(1.3)	1.2	1.0	3.4
Net interest income after provision (benefit) for credit losses	83.3	83.0	101.8	92.3
Other noninterest income (loss):
Net gains (losses) on investment securities	(6.6)	(5.3)	(3.3)	62.5
Net gains (losses) on derivatives and hedging activities	6.8	3.6	(3.9)	(97.4)
Other, net	6.7	6.7	7.3	3.6
Total other noninterest income (loss)	6.9	5.0	0.1	(31.3)
Other expense	26.8	23.8	34.5	20.4
Income before assessments	63.4	64.2	67.4	40.6
AHP assessment	6.6	6.8	7.1	4.7
Net income	$56.8	$57.4	$60.3	$35.9

	2019
(in millions)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$560.5	$700.0	$697.0	$729.5
Interest expense	456.3	590.9	586.4	599.6
Net interest income	104.2	109.1	110.6	129.9
Provision (benefit) for credit losses	(0.5)	0.4	1.0	0.4
Net interest income after provision (benefit) for credit losses	104.7	108.7	109.6	129.5
Other noninterest income (loss):
Net OTTI losses	(0.3)	(0.3)	—	—
Net gains (losses) on investment securities	(4.6)	5.4	7.8	10.1
Net gains (losses) on derivatives and hedging activities	15.4	(17.4)	(24.8)	(13.0)
Other, net	6.5	5.6	5.6	7.0
Total other noninterest income (loss)	17.0	(6.7)	(11.4)	4.1
Other expense	31.1	23.2	22.6	24.6
Income before assessments	90.6	78.8	75.6	109.0
AHP assessment	9.7	8.5	7.9	11.0
Net income	$80.9	$70.3	$67.7	$98.0

Capital Resources

The following should be read in conjunction with Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

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

	December 31,
(in millions)	2020	2019
Permanent capital:
Capital stock (1)	$1,670.6	$3,398.6
Retained earnings	1,376.8	1,326.0
Total permanent capital	$3,047.4	$4,724.6

RBC requirement:
Credit risk capital	$189.3	$337.9
Market risk capital	211.2	131.8
Operations risk capital	120.2	140.9
Total RBC requirement	$520.7	$610.6
Excess permanent capital over RBC requirement	$2,526.7	$4,114.0
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

    The decrease in the total RBC requirement as of December 31, 2020 is mainly related to the change in the credit and market risk capital components. The changes were primarily driven by capital regulation changes and revisions by the Finance Agency to the market risk scenario methodology which became effective in the first quarter of 2020. Despite the significant decline in permanent capital due to member advance declines and associated reduction in capital stock, the Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 11, 2020, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2020. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2020.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. Credit risk amounts for private-label MBS and MPF assets are based upon projected losses from the simulation of stressed house price levels provided by the FHFA.

Market Risk Capital.  The Bank’s market risk capital requirement is the market value of the Bank’s portfolio at risk from movements in interest rates as of the measurement calculation date. The Bank calculates the market value of its portfolio at risk using a market risk model that is subject to annual independent validation.

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of hundreds of historical market interest rate scenarios provided by the FHFA are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance sheet commitment positions as of the measurement date. From the resulting simulated scenarios, the average of the five largest deteriorations in market value of capital represents the market value risk component of the Bank’s regulatory RBC requirement.

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

Fair Value Estimates Based on Pricing Models that use Discounted Cash Flows.  Pricing models that use discounted cash flows incorporate assumptions that may have a significant effect on the reported fair values of assets and liabilities and the income and expense related thereto. These assumptions are highly subjective and are based on the best estimates of management regarding the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. Pricing models are based on the best estimates of management with respect to:

•interest rate projections;
•discount rates;
•prepayments;
•market volatility; and
•other factors.

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

To estimate the fair value of the derivative, the pricing model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs are as follows:

•Discount rate assumption. SOFR curve for cleared derivatives, Overnight Index Swap (OIS) curve for uncleared derivatives;
•Forward interest rate assumption (rates projected in order to calculate cash flows through the designated term of the hedge relationship). LIBOR Swap curve, OIS curve, or SOFR curve;
•Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
•TBA security prices for mortgage delivery commitments. Market-based prices of TBAs are determined by coupon class and expected term until settlement and pricing adjustment reflective of the secondary mortgage market.

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

Hedging relationships that meet certain criteria qualify for the short-cut method of hedge accounting. In these instances, the Bank may assume that the change in fair value of a hedged item, due to changes in the hedged risk, exactly offsets the change in fair value of the related derivative. As the hedging relationship is assumed to be perfectly effective, the Bank does not record any hedge ineffectiveness in earnings. The Bank documents at hedge inception its long-haul fallback methodology, including the quantitative method to be used to assess hedge effectiveness if the short-cut method were to no longer be appropriate during the hedging relationship. If the short-cut method is misapplied, the Bank must assess effectiveness using the documented long-haul method and recognize the difference between the fair value of the derivative and benchmark fair value of the hedged item in earnings.

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

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial

Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2020 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Finance Agency Final Rule on FHLBank Housing Goals Amendments. On June 25, 2020, the Finance Agency published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank. The Bank does not expect this rule to have a material effect on the Bank’s financial condition or results of operations.

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency published a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

This rule eliminates these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Finance Agency (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion; and (3) clarifies that initial margin (IM) trading documentation does not need to be executed prior to the parties becoming obligated to exchange IM.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the IM compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the IM compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities

Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for IM and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000. The Bank does not expect these rules to have a material effect on the Bank’s financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering. This rule may have an effect on member demand for certain advances, but the Bank cannot predict the extent of the impact. The Bank does not expect this rule to have a material effect on the Bank’s financial condition or results of operations.

Finance Agency Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of AMA Risk Management. On January 31, 2020, the Finance Agency released guidance on risk management of AMA. The guidance communicates the Finance Agency’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the bank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations. The Bank does not expect this rule to have a material effect on the Bank’s financial condition or results of operations.

United States Department of Treasury (Treasury) and Federal National Mortgage Association (Fannie Mae) Preferred Stock Purchase Agreement Amendment. On January 14, 2021, Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement (PSPA), which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the PSPA, Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the recent PSPA amendment, effective January 1, 2022, the Finance Agency (acting as conservator for Fannie Mae) and Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program-wide in 2020, the PSPA amendment would significantly curtail MPF Xtra cash window sales. Although this may negatively impact the volume of loans sold through the MPF Program unless a solution is developed, the Bank does not expect this rule to have a material effect on the Bank’s financial condition or results of operations.

LIBOR Transition

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter (LIBOR Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the Finance Agency for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

As a result of the market volatility experienced during 2020 due in part by the COVID-19 pandemic, the Finance Agency extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the Finance Agency extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020. The Bank does not expect the LIBOR Supervisory Letter and the related subsequent guidance to have a material impact on the Bank’s financial condition or results of operations.

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including U.S. Dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and its counterparties must have adhered to the Protocol in order to effectively amend legacy derivatives contracts, otherwise the parties must bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. The Bank has adhered to the Protocol and all of its counterparties have adhered to the Protocol.

COVID-19 Pandemic Developments

Finance Agency Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

On December 27, 2020, the President signed into law an extension of the PPP until March 31, 2021. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

CARES Act. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•Assistance to businesses, states, and municipalities;
•A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;
•Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act;
•Direct payments to eligible taxpayers and their families;
•Eligibility for unemployment insurance and payment amounts; and
•Mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the Consolidated Appropriations Act, 2021, on December 27, 2020. While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continues to evaluate the potential impact of such legislation on the Bank’s business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral; and the impacts on the Bank’s MPF program.

Additional COVD-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, President Biden (and before him, President Trump), through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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

    The Bank believes that a strong and dynamic risk management process serves as a base for building member value in the cooperative. The Bank has a risk management infrastructure that addresses risk governance, appetite, measurement and assessment, and reporting, along with top and emerging risks, as follows:

•the Bank’s policies and committees provide effective governance over the risk management process;
•the Bank’s risk appetite is integrated with the strategic plan and reinforced through management initiatives;
•all material risk exposures have been reviewed to establish a robust set of key indicators, many with associated limits and guidelines;
•the Bank has a risk reporting system that provides for management and Board oversight of risk and a clear understanding of risks that the Bank faces; and
•management and the Board are actively engaged in surveying and assessing top and emerging risks.

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

    As noted above, the Board and its Operational Risk Committee have oversight of the Bank’s cyber-security program. On an ongoing basis, the Board receives updates on the program’s maturity, independent third-party assessments periodically performed, emerging threats and notable cyber events.  Additionally, the Bank performs an advanced penetration test that is composed of blended attacks against the Bank, emulating an advanced, real-world adversary, targeting the organization in a persistent manner. The results of these attacks along with management’s response are shared with the Board.

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

COVID-19 Pandemic Related Risk Impacts. Severe market volatility also impacts the Bank’s ability to model and manage market and other risks, along with determining collateral values. While the Bank has been able to manage these risks, they could affect the Bank’s ability to make business decisions and limit members’ ability to do business with the Bank. Similarly, because of changing economic and market conditions affecting the Bank’s investments, the Bank may be required to recognize further impairments on securities held, which may result in additional provision for credit losses on private label MBS or reduced comprehensive income depending on the classification of the investment. Additionally, the Bank continues to monitor the Bank's members, counterparties and MPF portfolio, as further and material credit deterioration or fraud could occur.

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

    The MV/CS ratio was 188.2% at December 31, 2020 and 145.1% at December 31, 2019. The increase was primarily due to the decrease in capital stock as a result of lower advances which was partially offset by the widening of agency term debt and mortgage asset spreads resulting from the economic and financial disruption brought on by the COVID-19 pandemic.

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

    The following table presents the Bank's duration of equity exposure at December 31, 2020 and December 31, 2019. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" could not be meaningfully measured for these periods and therefore is not presented. For similar reasons, the Bank temporarily suspended the "Down 100 basis points" metric as of March 31, 2020.

(in years)	Down 100 basis points	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2020	n/a	(0.9)	0.9	3.2
December 31, 2019	0.1	0.1	1.3	2.3

    Duration of equity changes in 2020 were mainly the result of the significant decline in interest rates, decrease in capital stock, funding actions and the prepayment model changes noted above. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

        The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the low rate environment, management replaced a "down 200 basis points parallel rate" scenario with a "down 100 basis point longer term rate" shock as an additional non-parallel rate scenario that reflects a decline in longer-term rates and in the fourth quarter of 2020 temporarily suspended the “down 100 basis points parallel” and “100 basis point steeper” shocks.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	Down 100 bps Parallel Shock	100 bps Steeper	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2020	(32)	n/a	n/a	40	118
December 31, 2019	(22)	22	53	(9)	(18)

    Changes in ROE spread volatility in 2020 primarily reflect the impact of significantly lower interest rates, advance prepayments, funding actions and the mortgage prepayment model changes noted above. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2020 and December 31, 2019.

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

The Bank uses derivatives as follows: (1) by designating them as either a fair value hedge of an underlying financial instrument or a firm commitment; or (2) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to hedge: (1) embedded options in assets and liabilities; (2) the market value of existing assets and liabilities and anticipated transactions; or (3) the duration risk of prepayable instruments. See Note 7 - Derivatives and Hedging Activities of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks as noted below.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2020 (in billions)	Notional Amount at December 31, 2019 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$10.1	$16.5
		Economic	—	0.6
Subtotal-advances			$10.1	$17.1

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$1.4	$1.3
		Economic	1.1	3.6
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.2	1.3
Subtotal - investments			$3.7	$6.2

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$0.1	$0.2

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$2.8	$14.4
		Economic	0.4	0.8
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	—	2.2
		Economic	—	0.5
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	—	0.1
		Economic	—	0.1
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Economic	—	0.4
Subtotal - consolidated obligation bonds			$3.2	$18.5

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$0.3	$4.4

Total notional amount			$17.4	$46.4
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At December 31, 2020, aggregate TCE was $46.0 billion, comprised of approximately $24.7 billion in advance principal outstanding, $20.9 billion in letters of credit (including forward commitments), and $369.8 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At December 31, 2020 and December 31, 2019, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an ICR system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A rating in one of the higher numbers (i.e., worse) categories indicates that a member exhibits well defined financial weaknesses as described in the Bank’s policy. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. Insurance company members are rated on the same credit scale as depository institutions, but the analysis includes both quantitative and qualitative factors. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

During 2020, there were four failures of FDIC-insured institutions nationwide. One of these institutions was a member of the Bank. The institution was closed by the West Virginia Division of Financial Institutions on April 3, 2020 and the FDIC was appointed receiver. At the time of the closure, the institution had advances outstanding, and its credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with another member of the Bank. The Bank did not incur any credit losses as a result of the failure.

As noted above, the Bank monitors member credit quality on a regular basis. To date, deterioration in member credit quality has not been material. Given, however, the current economic environment (COVID-19 pandemic-related business limitations, unemployment levels, possible increases in loan forbearance and delinquencies, and uncertain further federal stimulus) as well as lower interest rates, the Bank anticipates associated deterioration in member credit quality, particularly should such conditions persist beyond 2021.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at December 31, 2020.

	December 31, 2020
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$13,047.8	28.4%
Ally Bank, UT (1)	5,867.5	12.8
PNC Bank, National Association, DE (2)	3,506.4	7.6
Fulton Bank, National Association, PA	3,011.6	6.5
JP Morgan Chase Bank, N.A., OH (3)	3,000.5	6.5
	$28,433.8	61.8%
Other financial institutions	17,607.2	38.2
Total TCE outstanding	$46,041.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) In 2019, the Bank’s member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A. a non-member of the Bank.

    Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2020.

	December 31, 2020
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$5,850.0	23.7%
PNC Bank, National Association, DE (2)	3,500.0	14.1
JP Morgan Chase Bank, N.A., OH (3)	3,000.0	12.1
First National Bank of Pennsylvania, PA	1,680.0	6.8
Santander Bank, National Association, DE (4)	1,150.0	4.7
	$15,180.0	61.4%
Other borrowers	9,544.9	38.6
Total advances	$24,724.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) In the 2019, the Bank’s member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A. a non-member of the Bank.
(4) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

    The average 2020 balances for the five largest borrowers totaled $34.6 billion, or 72.8% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $19.7 billion at December 31, 2020 and $17.4 billion at December 31, 2019, primarily related to public unit deposits. Available master standby letters of credit of $1.2 billion and $1.4 billion at December 31, 2020 and December 31, 2019, are also not included in these totals. The Bank had a concentration of letters of credit with one member (TD Bank) of $12.6 billion or 64% of the total at December 31, 2020 and $9.8 billion or 56% of the total at December 31, 2019.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE in accordance with the most recent version of the Member Products Policy which was last approved in December 2020. The Bank periodically reviews the collateral pledged by members or affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

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

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-80% depending on pledging and delivery status. At December 31, 2020, less than 12% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2020, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.3 billion, or 13.2% of total par value of loans outstanding. Eligible expanded collateral represented 6.6% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third-party custodian.

During 2020, the Bank communicated several key Collateral Policy changes and clarifications in response to the impact of the COVID-19 pandemic. These updates were intended to relax certain requirements related to expanded collateral and provide greater flexibility in the current economic environment.  The Bank has expanded its definition of eligible collateral, accepting additional risk related to valuation and liquidity of such collateral. The Bank now recognizes the following as eligible collateral:

•Loans that are past due up to 89 days and that are not on nonaccrual.
•Performing TDRs. This includes loans considered to be TDRs that are performing to agreed-upon terms after a prudent forbearance period.
•Loans with a forbearance period up to 12 months for all eligible loan types.
•PPP loans guaranteed by the SBA in accordance with the Finance Agency supervisory standards.

Consistent with previous policy stipulations, high quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A-minus, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A-minus are included. Members have the option to deliver such high quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews. Reported amount also includes pledged FHLBank cash deposits with the Bank.

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

Collateral Type	Standard Weighting (1)	Range of Effective Lending Values Applied to Collateral (2)	Combined Average Lending Value

Blanket Lien (4) (5)
Single-family mortgage loans (3)	80%	60-85%	81%
Multi-family mortgage loans	75%	65-85%	80%
Home equity loans/lines of credit	60%	60-85%	69%
CFI collateral	60%	50-70%	66%
Commercial real estate loans	70%	55-80%	75%
Other loan collateral (farmland)	70%	N/A	N/A

Delivered (5)
FHLBank deposits	100%	100%	100%
U.S. government /U.S. Treasury/U.S. Agency securities and notes, REFCORP bonds	97%	90-97%	96%
U.S. Treasury Strips (interest-only and principal-only)	90%	90%	90%
State and local government securities (municipal) (rated A/AA/AAA)	88/90/92%	88-92%	83%
U.S. Agency MBS and CMOs	95%	90-95%	95%
Private label MBS and CMOs (rated A/AA/AAA)	70/75/85%	65-85%	81%
Commercial MBS (rated A/AA/AAA)	70/75/85%	70-85%	82%
Single-family mortgage loans (3)	70%	50-70%	80%
Multi-family mortgage loans	65%	65%	N/A
Home equity loans/lines of credit	50%	50%	N/A
CFI collateral	50%	50-60%	N/A
Commercial real estate loans	60%	60%	60%
Other loan collateral (farmland)	60%	N/A	N/A
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

    For members/borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2020 and December 31, 2019.

	December 31, 2020
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$94,362.6	45.7%	$211.7	12.2%	$5,211.0	77.6%	$99,785.3	46.4%
High quality investment securities	1,485.9	0.7	1,376.5	79.2	1,475.5	21.9	4,337.9	2.0
ORERC/ CFI eligible collateral	89,983.1	43.5	136.3	7.8	35.6	0.5	90,155.0	41.9
Multi-family residential mortgage loans	20,852.3	10.1	13.8	0.8	—	—	20,866.1	9.7
Total eligible collateral value	$206,683.9	100.0%	$1,738.3	100.0%	$6,722.1	100.0%	$215,144.3	100.0%
Total TCE	$41,277.4	89.7%	$980.2	2.1%	$3,783.4	8.2%	$46,041.0	100.0%
Number of members	167	85.6%	14	7.2%	14	7.2%	195	100.0%

	December 31, 2019
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$90,403.5	43.8%	$5,658.5	81.2%	$9,267.4	87.8%	$105,329.4	47.1%
High quality investment securities	4,452.4	2.2	1,306.4	18.8	1,265.6	12.0	7,024.4	3.1
ORERC/ CFI eligible collateral	91,434.3	44.3	—	—	20.2	0.2	91,454.5	40.9
Multi-family residential mortgage loans	19,956.5	9.7	—	—	0.1	—	19,956.6	8.9
Total eligible collateral value	$206,246.7	100.0%	$6,964.9	100.0%	$10,553.3	100.0%	$223,764.9	100.0%
Total TCE	$74,267.6	87.7%	$1,494.0	1.8%	$8,922.5	10.5%	$84,684.1	100.0%
Number of members	179	88.2%	10	4.9%	14	6.9%	203	100.0%

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, NRSRO credit ratings, and/or the financial health of the underlying issuer.

Beginning January 1, 2020, the Bank adopted new accounting guidance (ASU 2016-13 Financial Instruments - Credit Losses, as amended) pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through the allowance for credit losses. For additional information, refer to Note 1 - Summary of Significant Accounting Policies in this Form 10-K.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2020 and December 31, 2019 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2020(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$950.8	$—	$—	$—	$950.8
Securities purchased under agreements to resell	—	—	500.0	100.0	—	—	600.0
Federal funds sold	—	—	1,850.0	—	—	—	1,850.0
Total money market investments	—	—	3,300.8	100.0	—	—	3,400.8
Investment securities:
U.S. Treasury obligations	—	899.4	—	—	—	—	899.4
Certificates of deposit	—	250.0	500.0	—	—	—	750.0
GSE and TVA obligations	—	1,900.3	—	—	—	—	1,900.3
State or local agency obligations	26.0	215.7	—	—	—	—	241.7
Total non-MBS	26.0	3,265.4	500.0	—	—	—	3,791.4
U.S. obligations single-family MBS	—	722.7	—	—	—	—	722.7
GSE single-family MBS	—	4,252.7	—	—	—	—	4,252.7
GSE multifamily MBS	—	4,003.6	—	—	—	—	4,003.6
Private label MBS	—	14.6	18.5	14.2	111.3	187.1	345.7
Total MBS	—	8,993.6	18.5	14.2	111.3	187.1	9,324.7
Total investments	$26.0	$12,259.0	$3,819.3	$114.2	$111.3	$187.1	$16,516.9

	December 31, 2019 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$1,471.7	$—	$—	$—	$1,471.7
Securities purchased under agreements to resell	600.0	—	1,000.0	600.0	—	—	2,200.0
Federal funds sold	—	800.0	2,820.0	150.0	—	—	3,770.0
Total money market investments	600.0	800.0	5,291.7	750.0	—	—	7,441.7
Investment securities:
U.S. Treasury obligations	—	3,390.7	—	—	—	—	3,390.7
GSE and TVA obligations	—	1,791.6	—	—	—	—	1,791.6
State or local agency obligations	25.6	316.6	—	—	—	—	342.2
Total non-MBS	25.6	5,498.9	—	—	—	—	5,524.5
U.S. obligations single-family MBS	—	1,057.8	—	—	—	—	1,057.8
GSE single-family MBS	—	5,212.4	—	—	—	—	5,212.4
GSE multifamily MBS	—	4,880.4	—	—	—	—	4,880.4
Private label MBS	—	20.1	27.8	36.3	152.1	213.7	450.0
Total MBS	—	11,170.7	27.8	36.3	152.1	213.7	11,600.6
Total investments	$625.6	$17,469.6	$5,319.5	$786.3	$152.1	$213.7	$24,566.8
Notes:
(1) Balances exclude total accrued interest of $28.2 million and $46.7 million at December 31, 2020 and December 31, 2019, respectively.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including NRSRO analysis. The Bank does not rely solely on any NRSRO rating in deriving its final internal credit rating.

Short-term Investments. Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured investments have maturities generally ranging between overnight and six months and may include the following types:

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

    As of December 31, 2020, the Bank had unsecured exposure to 11 counterparties totaling $3.6 billion with five counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2020 and December 31, 2019. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	December 31, 2020	December 31, 2019
Interest-bearing deposits	$950.8	$1,471.7
Certificates of deposit	750.0	—
Federal funds sold	1,850.0	3,770.0
Total	$3,550.8	$5,241.7
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

    As of December 31, 2020, 73.2% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

    Finance Agency regulations include limits on the amount of unsecured credit the Bank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall internal credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of the Bank's total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. This percentage is 1% to 15% and is based on the counterparty's internal credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments, and derivative transactions.

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of December 31, 2020, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2020 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$950.8	$—	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	—	750.0	—	750.0
Canada	250.0	1,100.0	—	1,350.0
Netherlands	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	2,350.0	—	2,600.0
Total unsecured investment credit exposure	$250.0	$3,300.8	$—	$3,550.8

(in millions)
December 31, 2019 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$1,471.7	$150.0	$1,621.7
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	—	1,270.0	—	1,270.0
Finland	300.0	—	—	300.0
Netherlands	—	750.0	—	750.0
Norway	—	100.0	—	100.0
Switzerland	—	700.0	—	700.0
Total U.S. branches and agency offices of foreign commercial banks	800.0	2,820.0	—	3,620.0
Total unsecured investment credit exposure	$800.0	$4,291.7	$150.0	$5,241.7
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2020 or December 31, 2019.

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

(in millions)
December 31, 2020
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$950.8	$—	$—	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	600.0	500.0	250.0	1,350.0
Netherlands	500.0	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,850.0	500.0	250.0	2,600.0
Total unsecured investment credit exposure	$2,800.8	$500.0	$250.0	$3,550.8

(in millions)
December 31, 2019
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,621.7	$—	$—	$1,621.7
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	—	—	500.0
Canada	1,270.0	—	—	1,270.0
Finland	300.0	—	—	300.0
Netherlands	750.0	—	—	750.0
Norway	100.0	—	—	100.0
Switzerland	700.0	—	—	700.0
Total U.S. branches and agency offices of foreign commercial banks	3,620.0	—	—	3,620.0
Total unsecured investment credit exposure	$5,241.7	$—	$—	$5,241.7

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $0.9 billion at December 31, 2020 and $3.4 billion at December 31, 2019.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $10.9 billion at December 31, 2020 and $12.9 billion at December 31, 2019.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., HFA bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $241.7 million at December 31, 2020 and $342.2 million at December 31, 2019.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at December 31, 2020 was $345.7 million which was a decrease of $104.3 million from December 31, 2019. This decline was primarily due to repayments.

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

The Bank recorded a provision for credit losses of $2.4 million on its private label MBS in 2020. The Bank recorded $0.6 million of credit-related OTTI charges in earnings during 2019. Because the Bank does not intend to sell and will not be required to sell any securities with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its private label MBS securities amortized cost basis for the difference between amortized cost and fair value. The Bank has not recorded credit losses on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

When the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a benefit for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities were $15.8 million, $19.6 million and $20.6 million for 2020, 2019 and 2018, respectively.

Management will continue to evaluate its private label MBS. Material credit losses have occurred on private label MBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral, payments received on the securities themselves, as well as the Bank’s future modeling assumptions. Declines in the fair values of securities with expected credit losses may result in the Bank recording an ACL. Those securities for which the Bank is recognizing recovery of credit losses through interest income may be more likely to incur additional credit losses due to the nature of the historic OTTI accounting model.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on conventional mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio.

The Bank had net mortgage loans held for portfolio of $4.9 billion and $5.1 billion at December 31, 2020 and December 31, 2019, respectively, after an allowance for credit losses of $5.0 million and $7.8 million, respectively. The tables and graphs below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range graphs is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2020 and December 31, 2019. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2020 and December 31, 2019.

(dollars in millions)	December 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF 35	$2,274.0	47.4%	$2,595.7	51.6%
MPF Original	2,127.3	44.4	1,967.0	39.1
MPF Plus	232.5	4.9	293.8	5.8
Total conventional loans	$4,633.8	96.7%	$4,856.5	96.5%
Government-insured loans:
MPF Government	158.5	3.3	173.8	3.5
Total par value	$4,792.3	100.0%	$5,030.3	100.0%

(dollars in millions)	2020	2019
Mortgage loans interest income	$155.2	$170.1
Average mortgage loans portfolio balance	$5,151.5	$4,716.2
Average yield	3.01%	3.61%
Weighted average coupon (WAC)	4.15%	4.37%
Weighted average estimated life (WAL)	4.9 years	6.2 years

Regional Concentrations of MPF Portfolio
100
50
0
7%
57%
34%
1%
1%
7%
50%
41%
1%
1%
December 31, 2020
December 31, 2019
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)

Top State Concentrations of MPF Portfolio
100
75
50
25
0
Pennsylvania
Virginia
Maryland
Ohio
Other States
54%
14%
9%
6%
17%
47%
18%
11%
6%
18%
December 31, 2020
December 31, 2019

Underwriting Standards. Purchased mortgage loans must meet certain underwriting standards established in the MPF Program guidelines. Key standards and/or eligibility guidelines include the following loan criteria:

a.Conforming loan size, established annually; may not exceed the loan limits set by the Finance Agency;
b.Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;
c.Secured by first lien mortgages on owner-occupied residential properties and second homes;
d.Generally, 95% maximum LTV; all LTV ratio criteria generally are based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80% require PMI coverage; and
e.Unseasoned or current production with up to 24 payments made by the borrowers.

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2020 and 2019, the total funded amount of conventional and government repurchased mortgage loans was $12.9 million or 1.0% and $4.8 million or 0.4%, respectively, of total funded loans.

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

Layer	MPF 35	MPF Original	MPF Plus
First	Borrower’s equity in the property	Borrower’s equity in the property	Borrower’s equity in the property
Second (required for mortgage loans with LTV greater than 80%)	PMI issued by qualified mortgage insurance companies (if applicable)	PMI issued by qualified mortgage insurance companies (if applicable)	PMI issued by qualified mortgage insurance companies (if applicable)
Third	Bank FLA (1) (upfront amount)	Bank FLA (1) (allocated amount)	Bank FLA (1) (upfront amount)
Fourth	PFI CE amount (2)	PFI CE amount (2)	SMI and/or PFI CE amount, if applicable (2)
Final	Bank loss	Bank loss	Bank loss
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

By credit enhancing each master commitment, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2020 and 2019, CE fees were $6.0 million and $5.3 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

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

MPF Plus. Under MPF Plus, the first layer of losses (following any PMI coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional CE in the form of a SMI policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and SMI are paid by the PFI, up to the amount of the PFI’s CE obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the SMI policy amount, and the PFI’s CE obligation are recorded by the Bank. Losses incurred by the Bank up to its exposure under the FLA may be able to be recaptured through the recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE amounts are recorded as losses by the Bank. Since 2016, the Bank has not been offering the MPF Plus product.

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF 35	MPF Original	MPF Plus	Total
December 31, 2020	$13.2	$6.7	$15.3	$35.2
December 31, 2019	10.8	6.1	15.6	32.5

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2020, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. The Finance Agency guidelines require mortgage insurers that underwrite SMI to be rated AA- or better. This requirement has been temporarily waived by the Finance Agency provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2020, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2020 was $30.0 million and $8.9 million, respectively. The corresponding amounts at December 31, 2019 were $5.3 million and $2.0 million. The significant increase is primarily related to the increase in seriously delinquent loans related to the COVID-19 pandemic.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.1 million, for both December 31, 2020 and December 31, 2019.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2020. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2020.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2020 and December 31, 2019.

(in millions)	December 31, 2020
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$805.0	$0.3	$—	$0.3
Cleared derivatives (2)	16,077.1	—	135.6	135.6
Liability positions with credit exposure:
Uncleared derivatives
A	27.3	(0.3)	0.5	0.2
BBB	234.2	(1.0)	1.2	0.2
Total derivative positions with credit exposure to non-member counterparties	$17,143.6	$(1.0)	$137.3	$136.3
Member institutions (3)	60.6	0.7	—	0.7
Total	$17,204.2	$(0.3)	$137.3	$137.0
Derivative positions without credit exposure	237.8
Total notional	$17,442.0

(in millions)	December 31, 2019
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$1,475.6	$3.9	$(3.7)	$0.2
Cleared derivatives (2)	41,954.8	5.8	133.3	139.1
Liability positions with credit exposure:
Uncleared derivatives
A	$242.6	$(2.0)	$2.6	$0.6
BBB	663.7	(1.8)	2.2	0.4
Total derivative positions with credit exposure to non-member counterparties	$44,336.7	$5.9	$134.4	$140.3
Member institutions (3)	73.6	—	—	—
Total	$44,410.3	$5.9	$134.4	$140.3
Derivative positions without credit exposure	1,979.3
Total notional	$46,389.6
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2020. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

The Bank annually underwrites each counterparty and country and regularly monitors NRSRO rating actions and other publications to assess credit risk and determine if there have been any changes in credit quality. This includes actively monitoring counterparties with an elevated risk profile and assessing approximate indirect exposure to foreign sovereign debt.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2020. These ratings measure the likelihood of timely payment of principal and interest. See Note 9 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2020 and December 31, 2019, excess contingency liquidity was approximately $15.7 billion and $31.3 billion, respectively. The decrease in excess contingency liquidity reflects the lower member demand for advances.

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

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During 2020, the markets experienced volatility given the impacts related to the COVID-19 pandemic. However, the Bank maintained continual access to funding and coordinated with the OF and the other FHLBanks to ensure all funding needs were met.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. Effective December 31, 2020, one scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at December 31, 2020.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. As of December 31, 2020 and December 31, 2019, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $4.1 billion and $5.6 billion, respectively. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 9 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 5.8% and 8.8% of total FHLBank System consolidated obligations at December 31, 2020 and December 31, 2019, respectively.

	December 31, 2020			December 31, 2019
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$59,331.9	$25,389.0	$84,720.9	$88,483.3	$52,298.0	$140,781.3
Boston	21,363.6	12,879.8	34,243.4	23,804.8	27,733.2	51,538.0
Chicago	42,472.1	48,653.9	91,126.0	50,398.4	41,770.0	92,168.4
Cincinnati	31,951.0	27,502.7	59,453.7	38,380.6	49,177.0	87,557.6
Dallas	36,987.0	22,175.7	59,162.7	35,684.3	34,405.7	70,090.0
Des Moines	51,929.6	27,350.0	79,279.6	91,373.3	29,592.4	120,965.7
Indianapolis	43,245.6	16,620.5	59,866.1	44,662.9	17,713.2	62,376.1
New York	68,906.5	57,668.7	126,575.2	78,108.8	74,094.6	152,203.4
Pittsburgh	33,750.2	9,512.3	43,262.5	66,704.2	23,211.5	89,915.7
San Francisco	44,389.4	16,216.7	60,606.1	71,370.2	27,447.6	98,817.8
Topeka	37,592.5	10,883.6	48,476.1	31,970.7	27,510.0	59,480.7
Total FHLBank System	$471,919.4	$274,852.9	$746,772.3	$620,941.5	$404,953.2	$1,025,894.7

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

The Bank has established policies and procedures to manage each of the specific operational risks. Business areas (1st line of defense), retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an effective operational risk management framework, including 2nd line processes, which includes quantitative and qualitative key risk indicators, as well as a Bank-wide compliance program designed to promote awareness of compliance requirements and monitor compliance activities. Some operational risk may also result from external factors, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks (see additional discussion below). In addition, the Bank has a 3rd line of defense, as the Bank’s Internal Audit department reports directly to the Audit Committee of the Board and regularly monitors compliance with established policies and procedures.

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operational risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these suppliers could impact the Bank’s ability to conduct business or expose the Bank to financial loss, loss of intellectual property, or confidential information. The Bank has vendor management processes in place to manage third-party risks. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate these risks, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from its headquarters. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide its members short-term loans and debt servicing of the Bank in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

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

Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, enhanced liquidity at member institutions due to governmental programs, lower interest rates, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, mortgage market changes that could occur if new GSE legislation is implemented, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates for alignment with the Bank's risk appetite. A discussion of various Bank risks is also included in Item 1A. Risk Factors in this Form 10-K.

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

    The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The publication of LIBOR is expected to occur through at least the end of 2021. Late in 2020, LIBOR’s administrator, ICE Benchmark Administration, announced that the publication of key LIBOR settings could be extended one-and-half years beyond its previously anticipated end-of-2021 retirement date. Concurrent with this announcement, U.S. banking regulators reiterated that the focus on transitioning away from LIBOR should not diminish. On March 5, 2021, the FCA confirmed that key LIBOR settings will cease as of June 30, 2023. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of December 31, 2020.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$6,935.0	$93.1	$7,028.1
Investments:
MBS	29.4	6,297.6	6,327.0
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	6,037.7	1,977.4	8,015.1
Uncleared	33.0	26.3	59.3
Total Principal/Notional Amounts	$13,035.1	$8,394.4	$21,429.5

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$7,095.0	$—	$7,095.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	3,322.5	60.0	3,382.5
Uncleared	40.0	—	40.0
Total Principal/Notional Amounts	$10,457.5	$60.0	$10,517.5

    To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. As to advance contracts with its members, the Bank has added or adjusted fallback language. Similarly, fallback language has been added to consolidated obligation agreements. For derivatives, refer to Legislative and Regulatory Developments in Item 7 in this Form 10-K for more information on LIBOR transition ISDA fallbacks protocol. In addition, to facilitate the interest rate derivative market transition from LIBOR to SOFR, on October 16, 2020, the Bank’s derivative Clearing House (CME) changed its valuation discount rate index on all cleared interest rate swaps from OIS to SOFR. This change did not materially impact the Bank’s swap fair values or hedge accounting relationships. All uncleared derivative fair values continue to be discounted using OIS. As to investments held by the Bank that are tied to LIBOR, the Bank is monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

    The Bank continues to execute certain variable rate instruments that are indexed to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing OIS and SOFR indexed derivatives as alternative interest rate hedging strategies. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of December 31, 2020.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$7,028.1	$1,000.0	$—	$189.6	$8,217.7
Investments:
MBS	6,327.0	—	—	99.2	6,426.2
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	8,074.4	3,520.5	1,082.9	—	12,677.8
Total Principal/Notional Amounts	$21,429.5	$4,520.5	$1,082.9	$288.8	$27,321.7

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated obligations	$7,095.0	$9,506.3	$—	$—	$16,601.3
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	3,422.5	29.0	47.0	—	3,498.5
Total Principal/Notional Amounts	$10,517.5	$9,535.3	$47.0	$—	$20,099.8

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

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in this Form 10-K.

Item 8:  Financial Statements and Supplementary Financial Data

    Supplementary financial data for each full quarter within the two years ended December 31, 2020 and December 31, 2019 are in the table entitled Selected Quarterly Financial Data in Item 7. Other Financial Information in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2020, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Pittsburgh:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 7 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2020 was $17 billion, of which 82% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $137 million and $4 million, respectively. The fair values of interest-rate related derivatives and hedged items are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow analysis uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rate and forward interest rate assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the method, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate and forward interest rate assumptions.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 9, 2021

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year Ended December 31,
(in thousands)	2020	2019	2018
Interest income:
Advances	$625,473	$1,871,151	$1,648,474
Interest-bearing deposits	6,474	38,602	16,737
Securities purchased under agreements to resell	8,220	33,411	13,458
Federal funds sold	28,331	152,502	114,635
Trading securities	48,208	62,258	13,839
Available-for-sale (AFS) securities	166,842	275,427	224,978
Held-to-maturity (HTM) securities	54,976	83,523	78,267
Mortgage loans held for portfolio	155,271	170,136	151,002
Total interest income	1,093,795	2,687,010	2,261,390
Interest expense:
Consolidated obligations - discount notes	179,597	601,223	494,173
Consolidated obligations - bonds	530,962	1,603,336	1,288,245
Deposits	1,851	11,261	7,878
Mandatorily redeemable capital stock and other borrowings	16,602	17,348	1,005
Total interest expense	729,012	2,233,168	1,791,301
Net interest income	364,783	453,842	470,089
Provision for credit losses	4,383	1,263	3,121
Net interest income after provision for credit losses	360,400	452,579	466,968
Other noninterest income (loss):
Net OTTI losses	—	(570)	(957)
Net gains (losses) on investment securities (Note 4)	47,327	18,705	(9,743)
Net gains (losses) on derivatives and hedging activities (Note 7)	(90,910)	(39,795)	(4,537)
Standby letters of credit fees	22,077	21,827	23,675
Other, net	2,300	2,859	2,541
Total other noninterest income (loss)	(19,206)	3,026	10,979
Other expense:
Compensation and benefits	52,252	50,659	46,273
Other operating	40,814	38,441	34,941
Finance Agency	7,304	6,671	5,954
Office of Finance	5,149	5,769	4,945
Total other expense	105,519	101,540	92,113
Income before assessments	235,675	354,065	385,834
Affordable Housing Program (AHP) assessment (Note 10)	25,227	37,140	38,683
Net income	$210,448	$316,925	$347,151

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income	$210,448	$316,925	$347,151
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	46,733	35,268	(31,323)
Net non-credit portion of OTTI gains (losses) on AFS securities	—	(13,429)	(7,820)
Reclassification of net (gains) losses included in net income relating to hedging activities	(149)	(27)	(24)
Pension and post-retirement benefits	(1,084)	(3,132)	1,349
Total other comprehensive income (loss)	45,500	18,680	(37,818)
Total comprehensive income	$255,948	$335,605	$309,333

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands)	2020	2019
ASSETS
Cash and due from banks (Note 3)	$1,036,459	$21,490
Interest-bearing deposits (Note 4)	956,628	1,476,890
Federal funds sold (Note 4)	1,850,000	3,770,000
Securities purchased under agreements to resell (Note 4)	600,000	2,200,000
Investment securities: (Note 4)
Trading securities	1,156,003	3,631,650
AFS securities, net; amortized cost of $9,335,210 and $11,000,910, respectively	9,476,385	11,097,769
HTM securities; fair value of $2,557,128 and $2,440,288, respectively	2,483,730	2,395,691
Total investment securities	13,116,118	17,125,110
Advances (Note 5)	24,971,119	65,610,075
Mortgage loans held for portfolio, net (Note 6)	4,886,207	5,114,625
Banking on Business (BOB) loans, net	21,236	19,706
Accrued interest receivable	90,702	193,352
Derivative assets (Note 7)	137,042	140,251
Other assets	47,380	52,630
Total assets	$47,712,891	$95,724,129

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 8)	$923,371	$573,382
Consolidated obligations (Note 9)
Discount notes	9,510,085	23,141,362
Bonds	33,854,754	66,807,807
Total consolidated obligations	43,364,839	89,949,169
Mandatorily redeemable capital stock (Note 11)	142,807	343,575
Accrued interest payable	64,950	205,118
AHP payable (Note 10)	102,186	112,289
Derivative liabilities (Note 7)	4,459	3,024
Other liabilities	68,361	64,736
Total liabilities	44,670,973	91,251,293
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding 15,278 and 30,550 shares, respectively	1,527,841	3,054,996
Retained earnings:
Unrestricted	919,373	910,726
Restricted	457,378	415,288
Total retained earnings	1,376,751	1,326,014
Accumulated Other Comprehensive Income (AOCI)	137,326	91,826
Total capital	3,041,918	4,472,836
Total liabilities and capital	$47,712,891	$95,724,129
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$210,448	$316,925	$347,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(35,881)	(75,948)	4,023
Net change in derivative and hedging activities	(159,506)	(284,511)	71,235
Other adjustments, net	6,399	3,846	4,081
Net change in:
Trading securities	2,475,647	(2,350,597)	(891,414)
Accrued interest receivable	102,814	40,781	(69,918)
Other assets	(2,178)	(7,251)	(5,432)
Accrued interest payable	(140,178)	(21,414)	108,071
Other liabilities	(9,035)	16,804	10,867
Net cash provided by (used in) operating activities	$2,448,530	$(2,361,365)	$(421,336)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(683), $238 and $(71) (to)/from other FHLBanks)	$520,307	$662,920	$(1,882,865)
Securities purchased under agreements to resell	1,600,000	(1,200,000)	(500,000)
Federal funds sold	1,920,000	970,000	910,000
AFS securities:
Proceeds	2,413,475	2,115,531	2,356,790
Purchases	(659,400)	(5,364,087)	(1,298,323)
HTM securities:
Proceeds	1,637,219	1,716,232	3,703,274
Purchases	(1,728,986)	(1,026,982)	(4,907,754)
Advances:
Repaid	335,084,344	1,052,295,531	1,220,509,586
Originated	(294,368,775)	(1,035,138,092)	(1,228,727,329)
Mortgage loans held for portfolio:
Proceeds	1,568,005	639,308	418,510
Purchases	(1,366,335)	(1,311,077)	(976,565)
Other investing activities, net	(220)	2,699	4,896
Net cash provided by (used in) investing activities	$46,619,634	$14,361,983	$(10,389,780)

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2020	2019	2018
FINANCING ACTIVITIES
Net change in deposits	$342,926	$189,283	$(145,780)
Net proceeds from issuance of consolidated obligations:
Discount notes	259,821,983	454,063,438	463,639,676
Bonds	42,113,093	69,344,940	55,384,368
Payments for maturing and retiring consolidated obligations:
Discount notes	(273,411,300)	(467,767,787)	(462,967,221)
Bonds	(75,032,150)	(66,960,735)	(48,602,058)
Proceeds from issuance of capital stock	2,902,031	6,451,262	5,991,346
Payments for repurchase/redemption of capital stock	(4,389,729)	(7,061,961)	(5,580,025)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(240,225)	(42,073)	(23,747)
Cash dividends paid	(168,365)	(266,815)	(229,115)
Partial recovery of prior capital distribution to Financing Corporation	8,541	—	—
Net cash provided by (used in) financing activities	$(48,053,195)	$(12,050,448)	$7,467,444
Net increase (decrease) in cash and due from banks	$1,014,969	$(49,830)	$(3,343,672)
Cash and due from banks at beginning of the period	21,490	71,320	3,414,992
Cash and due from banks at end of the period	$1,036,459	$21,490	$71,320
Supplemental disclosures:
Cash activities:
Interest paid	$897,787	$2,351,624	$1,688,240
AHP payments	35,330	24,429	30,668
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	39,457	361,549	42,733

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2017	36,587	$3,658,656	$875,395	$282,473	$1,157,868	$110,964	$4,927,488
Comprehensive income	—	—	277,721	69,430	347,151	(37,818)	309,333
Issuance of capital stock	59,913	5,991,346	—	—	—	—	5,991,346
Repurchase/redemption of capital stock	(55,801)	(5,580,025)	—	—	—	—	(5,580,025)
Shares reclassified to mandatorily redeemable capital stock	(427)	(42,733)	—	—	—	—	(42,733)
Cash dividends	—	—	(229,115)	—	(229,115)	—	(229,115)
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294
Comprehensive income (loss)	—	—	253,540	63,385	316,925	18,680	335,605
Issuance of capital stock	64,512	6,451,262	—	—	—	—	6,451,262
Repurchase/redemption of capital stock	(70,619)	(7,061,961)	—	—	—	—	(7,061,961)
Shares reclassified to mandatorily redeemable capital stock	(3,615)	(361,549)	—	—	—	—	(361,549)
Cash dividends	—	—	(266,815)	—	(266,815)	—	(266,815)
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13	—	—	113	—	113	—	113
Comprehensive income	—	—	168,358	42,090	210,448	45,500	255,948
Issuance of capital stock	29,020	2,902,031	—	—	—	—	2,902,031
Repurchase/redemption of capital stock	(43,898)	(4,389,729)	—	—	—	—	(4,389,729)
Shares reclassified to mandatorily redeemable capital stock	(394)	(39,457)	—	—	—	—	(39,457)
Partial recovery of prior capital distribution to Financing Corporation	—	—	8,541	—	8,541	—	8,541
Cash dividends	—	—	(168,365)	—	(168,365)	—	(168,365)
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918

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

All members must purchase capital stock in the Bank. The amount of capital stock a member owns is based on membership requirements (membership asset value) and activity requirements (i.e., outstanding advances, letters of credit, and the principal balance of certain residential mortgage loans sold to the Bank). The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 13 - Transactions with Related Parties for additional information.

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

As provided by the Federal Home Loan Bank Act (FHLBank Act) or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the Mortgage Partnership Finance® (MPF®) Program and purchase certain investments. See Note 9 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement with the Federal Reserve.

Notes to Financial Statements (continued)
Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Variable Interest Entities (VIEs). The Bank is not the primary beneficiary of any VIEs for which consolidation would be required.

Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include those used in conjunction with fair value estimates and derivatives and hedging activities. Actual results could differ from these estimates significantly.

Fair Value. The fair value amounts, recorded on the Statement of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information, and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. See Note 14 - Estimated Fair Values for more information.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 7 - Derivatives and Hedging Activities for additional information regarding these agreements.

ASU 2016-13: Financial Instruments - Credit Losses, as amended. Beginning January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments (the CECL accounting guidance) that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as AFS to be recorded through an allowance for credit losses (ACL). Key changes as compared to prior accounting guidance are detailed within this note. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statement of Condition. Interest-bearing deposits can include certificates of deposit and bank notes not meeting the definition of a security. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by the Bank to be of investment quality. The Bank treats securities purchased under agreements to resell as short-term collateralized loans that are classified as assets in the Statement of Condition.

ACL: Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. These investments are evaluated quarterly for expected credit losses. If applicable, an ACL is recorded with a corresponding adjustment to the provision for credit losses. The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between

Notes to Financial Statements (continued)
the fair value of the collateral and the investment’s amortized cost. See Note 4 - Investments for details on the allowance methodologies relating to these investments.

Investment Securities. The Bank classifies investment securities as trading, AFS or HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investments through noninterest income as “Net gains (losses) on investment securities.”

Available-for-Sale (AFS). Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI. Beginning January 1, 2019, the Bank adopted new hedging accounting guidance, which, among other things, impacts the income statement presentation of gains (losses) on derivatives and hedging activities for qualifying hedges, including hedges of AFS securities. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income within the “AFS securities” section together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

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

AFS ACL: Beginning January 1, 2020, the Bank adopted the CECL accounting guidance and the accounting guidance related to OTTI accounting for investments was superseded. AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. If a shortfall is projected to occur, the Bank recognizes an ACL. The ACL is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain position, the ACL is zero. The ACL excludes uncollectible accrued interest receivable, which is measured separately. See Note 4 - Investments for details on the allowance methodologies relating to AFS securities. Prior to January 1, 2020, instead of recording an ACL, credit losses, referred to as OTTI, were recorded as a direct write–down of the AFS security's amortized cost for the amount of the credit portion of OTTI loss.

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

Held-to-Maturity (HTM). Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and are carried at amortized cost, representing the amount at which an investment is acquired net of periodic principal repayments, amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statement of Condition.

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

Notes to Financial Statements (continued)
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

HTM ACL: Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. The ACL excludes uncollectible accrued interest receivable, which is measured separately. See Note 4 - Investments for details on the allowance methodologies relating to HTM securities.

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
Advances. The Bank reports advances (secured loans to members, former members or housing associates) at amortized cost, which is cost, net of premiums and discounts (including discounts related to AHP) and hedging adjustments. Accrued interest receivable is recorded separately on the Statement of Condition. The Bank amortizes/accretes premiums, discounts and hedging adjustments to interest income using the contractual method. The Bank records interest on advances to interest income as earned.

Advances ACL: Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. Advances are evaluated quarterly for expected credit losses. If deemed necessary, an ACL is recorded with a corresponding adjustment to the provision for credit losses. See Note 5 - Advances for details on the allowance methodology relating to advances.

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

Notes to Financial Statements (continued)
The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future as held for portfolio. Accordingly, these mortgage loans are recorded at amortized cost, which is cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, hedging adjustments, and charge-offs. Accrued interest receivable is recorded separately on the Statement of Condition.

MPF ACL: Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. The Bank performs a quarterly assessment of its mortgage loans to estimate expected credit losses. An ACL is recorded with a corresponding adjustment to the provision for credit losses. The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis.

When developing the ACL, the Bank measures the estimated loss over the life of a mortgage loan and incorporates the credit enhancements of the MPF Program. If a mortgage loan is purchased at a discount, the discount does not offset the ACL. The Bank includes estimates of expected recoveries within the ACL when expected lifetime credit losses are less than the amounts previously charged-off. The allowance excludes uncollectible accrued interest receivable, as the Bank writes-off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

The Bank does not purchase mortgage loans with credit deterioration present at the time of purchase. See Note 6 - Mortgage Loans Held for Portfolio for details on the allowance methodologies relating to mortgage loans.

Prior to January 1, 2020, instead of recording an ACL using a model based on lifetime expected credit losses, the Bank used the incurred loss model to record an ACL on mortgage loans if it was probable an impairment occurred in the Bank’s mortgage loans held for portfolio as of the Statement of Condition date and the amount of loss could be reasonably estimated. A loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Notes to Financial Statements (continued)
not have been considered otherwise, such as a loan modification. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be troubled debt restructurings, except in cases where all contractual amounts due are expected to be collected as a result of government guarantees or insurance.

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as TDRs was signed into law. Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of COVID-19 (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. Beginning in the second quarter 2020, the Bank elected to apply the TDR relief provided by the CARES Act.

Collateral-Dependent Loans. A loan is considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other reliable source of repayment available. Loans that are considered collateral-dependent are measured for credit loss based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as a charge-off.

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

For loans that have received COVID-19 related forbearance and meet certain criteria, the Bank may not charge-off the conventional mortgage loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. See Note 6 - Mortgage Loans Held for Portfolio in this Form 10-K for more information.

BOB Loans. The Bank’s BOB loan program to members is targeted to small businesses. The program’s objective is to assist in the growth and development of small business, including both their start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is to help facilitate community economic development; however, repayment provisions require that the BOB program be accounted for as an unsecured loan. As the members collect directly from the borrowers, the members remit repayment of the loans to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is charged-off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and accrued but uncollected interest is reversed. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

BOB Loans ACL: Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. The Bank performs a quarterly assessment of its BOB loan portfolio to estimate expected credit losses, which is based on a loan’s probability of default and loss given default. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets.

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

Derivatives and Hedging Activities. All derivatives are recognized on the Statement of Condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial margin, and accrued interest received from or pledged to clearing agents and/or counterparties. Variation margin payments are characterized as daily settlement payments, rather than collateral. The fair value of derivatives is netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they

Notes to Financial Statements (continued)
are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows, as the Bank does not have any derivatives that met the criteria of a financing derivative.

Derivative Designations. Each derivative is designated as either:
•a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); or
•a non-qualifying hedge (an economic hedge) for asset and liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship, and are expected to be highly effective, they qualify for fair value hedge accounting.

Two approaches to hedge accounting include:

•Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods. For hedge relationships that meet certain requirements, this assessment may be completed qualitatively.
•Short-cut hedge accounting. Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the hedged risk, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair values of the hedged asset or liability. The Bank documents fallback language at hedge inception, including the quantitative method it would use to assess hedge effectiveness and measure hedge results if the short-cut method were to no longer be appropriate during the life of the hedging relationship.

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

Beginning January 1, 2019, the Bank adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Net interest settlements, as well as changes in the fair value of a derivative and the related hedged item for designated fair value hedges, are recorded in net interest income in the same line as the hedged item.

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

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when:

•it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments);

Notes to Financial Statements (continued)
•the derivative and/or the hedged item expires or is sold, terminated, or exercised;
•a hedged firm commitment no longer meets the definition of a firm commitment; or
•management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that certain criteria are met. The Bank had no embedded derivatives requiring separation from the host contract at December 31, 2020 or 2019.

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

At December 31, 2020 and 2019, premises, software, and equipment, net of accumulated depreciation and amortization were $8.8 million and $8.4 million, respectively. For the years ended December 31, 2020, 2019, and 2018, the related depreciation and amortization expense was $2.9 million, $3.3 million, and $2.8 million, respectively.

    Hosting arrangements, also known as Software as a Service (SaaS), are assessed for whether they should be accounted for as software or a service contract. SaaS accounted for as a service contract is expensed as incurred, which could result in the SaaS being recognized as a prepaid asset and recorded in Other assets on the Statement of Condition, if appropriate. Implementation costs related to SaaS are recorded as software. At December 31, 2020 and 2019, SaaS accounted for as a service contract was immaterial.

    Leases. The Bank leases office space and other facilities, as well as office equipment to run its business operations. As a result of adopting the Leases Accounting Standards Update (ASU) on January 1, 2019, the Bank recognizes its lease right-of-use assets in Other assets and the related lease liabilities in Other liabilities in its Statement of Condition. Prior to 2019, its leases were not recognized on the Statement of Condition. At adoption, the Bank elected to account for the lease and non-lease components of its real estate, including leasehold improvement, asset class as a single lease component. The Bank also elected not to recognize leases with a term of 12 months on the Statement of Condition.

    At December 31, 2020, lease right-of-use assets were $8.2 million and lease liabilities were $8.6 million. The Bank recognized operating lease costs in the Other operating expense line of the Statement of Income of $2.0 million, $2.0 million, and $2.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Notes to Financial Statements (continued)
amortized using the contractual method. The amortization of such concessions is included in consolidated obligation interest expense.

Off-Balance Sheet Credit Exposures. Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses is recorded in other liabilities with a corresponding adjustment to the provision for credit losses. Commitments to purchase MPF Loans are derivatives and therefore do not require an assessment of expected credit losses.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from capital stock to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, relocation, charter termination, voluntary termination or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value, which is par plus estimated dividends. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statement of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow in the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from liabilities to capital. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 11 - Capital for more information.

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

The Bank primarily makes the AHP subsidy available to members as a grant. Alternatively, the Bank could provide the member with an interest rate below a normal advance rate. This will create a discount which will be the present value of the difference between the cash flow generated using an AHP advance rate and the Bank’s cost of funds. If the Bank provides a discounted interest rate, this discount is accreted to interest income using the contractual method over the life of the advance. See Note 10 - AHP for more information.

Notes to Financial Statements (continued)
Note 2 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank adopted the following new accounting standards during the year ended December 31, 2020.

Standard	Description	Adoption Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04: Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended	This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform with optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	The Bank adopted the amendments in this ASU on March 12, 2020 and will apply it prospectively through December 31, 2022.	The adoption of this ASU did not impact the Bank’s financial condition or results of operation. The Bank is currently evaluating the optional expedients and exceptions and has not yet made any elections.
ASU 2018-15: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Service Arrangement That Is a Service Contract	This ASU reduces diversity in practice by aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement with internal-use software.	The Bank adopted this ASU on January 1, 2020 on a prospective basis.	The adoption of this ASU did not have a significant impact on the Bank’s financial condition or results of operations.
ASU 2018-14: Changes to the Disclosure Requirements for Defined Benefit Plans	This ASU adds, removes, and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	The Bank adopted this ASU for the year ended December 31, 2020.	The adoption of this ASU did not have a significant impact on the Bank's disclosures.
ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement	This ASU adds, removes, and modifies certain fair value disclosure requirements.	The Bank adopted this ASU on January 1, 2020.	The adoption of this ASU did not have a significant impact on the Bank's disclosures.
ASU 2016-13: Financial Instruments - Credit Losses, as amended	This ASU makes substantial changes to the accounting for credit losses on certain financial instruments. It replaces the current incurred loss model with a new model based on lifetime expected credit losses, which the FASB believes will result in more timely recognition of credit losses.	The Bank adopted this ASU on January 1, 2020 on a modified retrospective basis, with the exception of previously-OTTI AFS debt securities, for which the guidance was applied prospectively.	The adoption of this ASU did not have a significant impact on the Bank's financial statements. The Bank recognized zero credit losses on advances and GSE/U.S. investments. The impact on the Bank’s financial statements for all other financial instruments including securities purchased under agreements to resell, interest bearing deposits, Federal funds sold, state or local agency obligations, private label MBS, BOB loans, and MPF loans was immaterial. See Note 1 for key changes to significant accounting policies.

Notes to Financial Statements (continued)

The following table provides a brief description of recently issued accounting standards which have an impact on the Bank.

Standard	Description	Effective Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2021-01: Reference Rate Reform (Topic 848)	This ASU clarifies that certain optional expedients and exceptions in reference rate reform guidance for contract modifications and hedge accounting apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition).
This ASU is effective for the Bank immediately upon issuance during January 2021. During the fourth quarter of 2020, the Bank elected applicable optional expedients related to the discount rate transition of cleared derivatives on a retrospective basis.

The election of applicable optional expedients did not have a material impact on the Bank’s financial statements. The Bank continues to evaluate other optional expedients and the effect on its financial statements has not yet been determined.

ASU 2020-08: Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs
This ASU clarifies that an entity should reevaluate for each reporting period whether a callable debt security is within the scope of certain guidance in ASC 310-20 that was issued in ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
		This ASU is effective for the Bank beginning January 1, 2021 and will be applied on a prospective basis for existing or newly purchased callable debt securities.	The adoption of this ASU is not expected to have a significant impact on the Bank's financial statements.

Note 3 – Cash and Due from Banks

    Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2020 and December 31, 2019 were $172.8 million and $43.1 million, respectively.

Notes to Financial Statements (continued)
Note 4 – Investments

The Bank has short-term investments and investments in debt securities, which are classified as trading, AFS, or HTM as further described below.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2020, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Securities purchased under agreements to resell are secured investments. Securities purchased under agreements to resell are generally transacted on an overnight term and have standard market practices that include collateral maintenance provisions. As such, they are evaluated regularly to determine that the securities purchased under agreements to resell are fully collateralized. The counterparty is required to deliver additional collateral if the securities purchased under agreements to resell become under-collateralized, generally by the next business day. The Bank had no balance as of December 31, 2020.

At December 31, 2020 and December 31, 2019, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2020 and December 31, 2019. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2020, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

Trading Securities. The following table presents trading securities as of December 31, 2020 and December 31, 2019.

(in thousands)	December 31, 2020	December 31, 2019
U.S. Treasury obligations	$899,421	$3,390,772
GSE and Tennessee Valley Authority (TVA) obligations	256,582	240,878
Total	$1,156,003	$3,631,650

The following table presents net gains (losses) on trading securities for 2020, 2019 and 2018.

	Year ended December 31,
(in thousands)	2020	2019	2018
Net unrealized gains (losses) on trading securities held at year-end	$22,099	$16,197	$(4,816)
Net gains (losses) on trading securities sold/matured during the year	25,228	2,508	(4,927)
Net gains (losses) on trading securities	$47,327	$18,705	$(9,743)

Notes to Financial Statements (continued)
AFS Securities. The following tables present AFS securities as of December 31, 2020 and December 31, 2019.

	December 31, 2020
(in thousands)	Amortized Cost(1)	Allowance for Credit Losses (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,590,661	$—	$53,072	$—	$1,643,733
State or local agency obligations	227,248	—	14,382	—	241,630
Total non-MBS	$1,817,909	$—	$67,454	$—	$1,885,363
MBS:
U.S. obligations single-family MBS	$595,215	$—	$6,994	$(61)	$602,148
GSE single-family MBS	3,237,124	—	25,969	(213)	3,262,880
GSE multifamily MBS	3,466,937	—	10,235	(3,778)	3,473,394
Private label MBS	218,025	(2,417)	37,149	(157)	252,600
Total MBS	$7,517,301	$(2,417)	$80,347	$(4,209)	$7,591,022
Total AFS securities	$9,335,210	$(2,417)	$147,801	$(4,209)	$9,476,385

	December 31, 2019
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,508,264	$—	$42,435	$—	$1,550,699
State or local agency obligations	238,496	—	9,398	—	247,894
Total non-MBS	$1,746,760	$—	$51,833	$—	$1,798,593
MBS:
U.S. obligations single-family MBS	$805,294	$—	$3,590	$(1,298)	$807,586
GSE single-family MBS	4,053,700	—	9,574	(7,415)	4,055,859
GSE multifamily MBS	4,120,532	—	4,581	(15,528)	4,109,585
Private label MBS	274,624	—	51,704	(182)	326,146
Total MBS	$9,254,150	$—	$69,449	$(24,423)	$9,299,176
Total AFS securities	$11,000,910	$—	$121,282	$(24,423)	$11,097,769
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization, OTTI and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $16.9 million and $24.4 million at December 31, 2020 and December 31, 2019.
(2) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank recorded an ACL for expected credit losses on AFS securities.

Notes to Financial Statements (continued)
The following tables summarize the AFS securities with unrealized losses as of December 31, 2020 and December 31, 2019. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$8,591	$(17)	$25,713	$(44)	$34,304	$(61)
GSE single-family MBS	54,657	(21)	217,942	(192)	272,599	(213)
GSE multifamily MBS	156,006	(70)	2,276,207	(3,708)	2,432,213	(3,778)
Private label MBS	1,767	(10)	2,631	(147)	4,398	(157)
Total MBS	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)
Total	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$492,038	$(1,022)	$46,104	$(276)	$538,142	$(1,298)
GSE single-family MBS	2,458,728	(6,318)	221,806	(1,097)	2,680,534	(7,415)
GSE multifamily MBS	2,515,001	(10,683)	1,181,509	(4,845)	3,696,510	(15,528)
Private label MBS	—	—	2,979	(182)	2,979	(182)
Total MBS	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)
Total	$5,465,767	$(18,023)	$1,452,398	$(6,400)	$6,918,165	$(24,423)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2020 and December 31, 2019 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$73,115	$73,276	$—	$—
Due after one year through five years	570,540	581,853	525,301	534,642
Due after five years through ten years	789,408	820,239	700,613	719,672
Due after ten years	384,846	409,995	520,846	544,279
Total non-MBS	1,817,909	1,885,363	1,746,760	1,798,593
MBS	7,517,301	7,591,022	9,254,150	9,299,176
Total AFS securities	$9,335,210	$9,476,385	$11,000,910	$11,097,769

Notes to Financial Statements (continued)
Interest Rate Payment Terms.  The following table details interest payment terms at December 31, 2020 and December 31, 2019.

(in thousands)	December 31, 2020	December 31, 2019
Amortized cost of AFS non-MBS:
Fixed-rate	$1,817,909	$1,746,760
Variable-rate	—	—
Total non-MBS	$1,817,909	$1,746,760
Amortized cost of AFS MBS:
Fixed-rate	$1,382,062	$1,444,111
Variable-rate	6,135,239	7,810,039
Total MBS	$7,517,301	$9,254,150
Total amortized cost of AFS securities	$9,335,210	$11,000,910

HTM Securities. The following tables present HTM securities as of December 31, 2020 and December 31, 2019.

	December 31, 2020
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$750,000	$77	$—	$750,077
MBS:
U.S. obligations single-family MBS	$120,539	$1,213	$—	$121,752
GSE single-family MBS	989,824	20,337	(1,053)	1,009,108
GSE multifamily MBS	530,240	53,555	—	583,795
Private label MBS	93,127	582	(1,313)	92,396
Total MBS	$1,733,730	$75,687	$(2,366)	$1,807,051
Total HTM securities (2)	$2,483,730	$75,764	$(2,366)	$2,557,128

	December 31, 2019
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
State or local agency obligations	$94,310	$—	$(3,394)	$90,916
MBS:
U.S. obligations single-family MBS	$250,195	$1,087	$(78)	$251,204
GSE single-family MBS	1,156,545	20,896	(254)	1,177,187
GSE multifamily MBS	770,823	26,231	(252)	796,802
Private label MBS	123,818	881	(520)	124,179
Total MBS	$2,301,381	$49,095	$(1,104)	$2,349,372
Total HTM securities	$2,395,691	$49,095	$(4,498)	$2,440,288
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $4.1 million and $6.2 million at December 31, 2020 and December 31, 2019.
(2) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank was required to record an ACL on HTM securities. However, no credit loss was recorded for these securities as of December 31, 2020.

Notes to Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2020 and December 31, 2019 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$750,000	$750,077	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	31,925	31,381
Due after ten years	—	—	62,385	59,535
Total non-MBS	750,000	750,077	94,310	90,916
MBS	1,733,730	1,807,051	2,301,381	2,349,372
Total HTM securities	$2,483,730	$2,557,128	$2,395,691	$2,440,288

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2020 and December 31, 2019.

(in thousands)	December 31, 2020	December 31, 2019
Amortized cost of HTM non-MBS:
Fixed-rate	$750,000	$—
Variable-rate	—	94,310
Total non-MBS	$750,000	$94,310
Amortized cost of HTM MBS:
Fixed-rate	$1,493,149	$1,878,151
Variable-rate	240,581	423,230
Total MBS	$1,733,730	$2,301,381
Total HTM securities	$2,483,730	$2,395,691

    Debt Securities ACL. An ACL on AFS and HTM securities was required to be assessed upon adoption of ASU 2016-13, effective January 1, 2020. For HTM securities, there is no ACL at December 31, 2020. For AFS securities, the Bank recorded an ACL only on its private label MBS at December 31, 2020.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the year ended December 31, 2020.

(in thousands)	Private Label MBS
Balance, beginning of period	$—
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	2,417
Balance, end of period	$2,417

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at December 31, 2020, the Bank employs the following methodologies by major security type.

Certificates of Deposits. The Bank invests in short-term investments, such as certificate of deposits, primarily to manage liquidity. The Bank’s certificates of deposits, which are unsecured, have original contractual maturities of one year or less. Due to their short duration, high credit quality, and insignificant expected credit losses, no allowance for credit losses was recorded on certificates of deposits at December 31, 2020.

Notes to Financial Statements (continued)
The Bank only purchases certificates of deposits considered investment quality. At December 31, 2020, none of the certificates of deposits, based on amortized cost, were rated BBB or above, by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at December 31, 2020.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At December 31, 2020, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

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

    The Bank only purchases state or local agency obligations considered investment quality. At December 31, 2020, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At December 31, 2020, the Bank expects to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2020, 15.3% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The Bank performed a cash flow analysis using a third-party model to assess whether the entire amortized cost basis of its private label MBS securities will be recovered. The projected cash flows are based on a number of assumptions and expectations, and the results of the model can vary with changes in assumptions and expectations. The projected cash flows, determined based on the model approach, reflect a best estimate scenario and include a base case housing price forecast.

Notes to Financial Statements (continued)
Note 5 – Advances

    General Terms. The Bank offers a wide-range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from overnight to 30 years. Variable-rate advances generally have maturities ranging up to five years, and the interest rates reset periodically at a fixed spread to LIBOR, SOFR or other specified indices.

At December 31, 2020 and December 31, 2019, the Bank had advances outstanding, with interest rates ranging from 0.02% to 6.77% and 1.15% to 7.40%, respectively.

The following table details the Bank’s advances portfolio by year of redemption as of December 31, 2020 and December 31, 2019.

(dollars in thousands)	December 31, 2020		December 31, 2019
Year of Redemption	Amount (1)	Weighted Average Interest Rate	Amount (1)	Weighted Average Interest Rate
Due in 1 year or less	$14,760,790	0.84%	$41,261,372	1.97%
Due after 1 year through 2 years	5,878,635	2.25	15,285,269	2.31
Due after 2 years through 3 years	1,584,471	2.08	6,065,460	2.52
Due after 3 years through 4 years	1,126,992	1.85	1,305,453	2.50
Due after 4 years through 5 years	1,163,781	1.91	869,892	2.10
Thereafter	210,220	2.55	651,673	2.76
Total par value	24,724,889	1.37%	65,439,119	2.12%
Deferred prepayment fees	(3,673)		(1,814)
Hedging adjustments	249,903		172,770
Total book value (1)	$24,971,119		$65,610,075
Notes:
(1) Amounts exclude accrued interest receivable of $36.6 million and $119.7 million at December 31, 2020 and December 31, 2019.

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

At December 31, 2020 and December 31, 2019, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)
The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of December 31, 2020 and December 31, 2019.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Due in 1 year or less	$14,860,790	$42,556,372	$14,780,790	$41,281,372
Due after 1 year through 2 years	5,818,635	14,060,269	5,878,635	15,285,269
Due after 2 years through 3 years	1,584,471	6,035,460	1,578,471	6,065,460
Due after 3 years through 4 years	1,086,992	1,305,453	1,121,992	1,299,453
Due after 4 years through 5 years	1,163,781	829,892	1,154,781	864,892
Thereafter	210,220	651,673	210,220	642,673
Total par value	$24,724,889	$65,439,119	$24,724,889	$65,439,119

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of December 31, 2020 and December 31, 2019.

(in thousands)	December 31, 2020	December 31, 2019
Fixed-rate – overnight	$37,225	$3,847,547
Fixed-rate – term:
Due in 1 year or less	6,658,991	18,059,289
Thereafter	9,810,998	16,424,647
Total fixed-rate	16,507,214	38,331,483
Variable-rate:
Due in 1 year or less	8,064,575	19,354,536
Thereafter	153,100	7,753,100
Total variable-rate	8,217,675	27,107,636
Total par value	$24,724,889	$65,439,119

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of December 31, 2020, the Bank had advances of $15.2 billion outstanding to the five largest borrowers, which represented 61.4% of the total principal amount of advances outstanding. Of these five, three had outstanding advance balances that were each in excess of 10% of the total portfolio at December 31, 2020.

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

Notes to Financial Statements (continued)
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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2020 and December 31, 2019, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2020 and December 31, 2019, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at December 31, 2020 or December 31, 2019.

Notes to Financial Statements (continued)
Note 6 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 13 for further information regarding transactions with related parties.

The following table presents balances as of December 31, 2020 and December 31, 2019 for mortgage loans held for portfolio.

(in thousands)	December 31, 2020	December 31, 2019
Fixed-rate long-term single-family mortgages (1)	$4,610,761	$4,863,177
Fixed-rate medium-term single-family mortgages (1)	181,535	167,156
Total par value	4,792,296	5,030,333
Premiums	87,424	82,108
Discounts	(2,439)	(3,616)
Hedging adjustments	13,898	13,632
Total mortgage loans held for portfolio (2)	4,891,179	5,122,457
Allowance for credit losses on mortgage loans	(4,972)	(7,832)
Mortgage loans held for portfolio, net	$4,886,207	$5,114,625
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $25.7 million and $26.9 million at December 31, 2020 and December 31, 2019.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2020 and December 31, 2019.

(in thousands)	December 31, 2020	December 31, 2019
Conventional loans	$4,633,848	$4,856,543
Government-guaranteed/insured loans	158,448	173,790
Total par value	$4,792,296	$5,030,333

Purchases, Sales and Reclassifications. During 2020 and 2019, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Conventional MPF Loans - Credit Enhancements (CE). The conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so the risk of loss is limited to the losses within the Bank's risk tolerance. The Bank and its PFI share the risk of credit losses on conventional MPF loan products held for portfolio, by structuring potential losses into layers with respect to each master commitment. After considering the borrower’s equity and any Primary Mortgage Insurance (PMI), credit losses on mortgage loans in a master commitment are then absorbed by the Bank’s FLA. If applicable to the MPF product, the Bank will withhold a PFI’s scheduled performance CE fee in order to reimburse the Bank for any losses allocated to the FLA (recaptured CE Fees). If the FLA is exhausted, the credit losses are then absorbed by the PFI up to an agreed upon CE amount. The CE amount could be covered by supplemental mortgage insurance (SMI) obtained by the PFI. Thereafter, any remaining credit losses are absorbed by the Bank.

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

Notes to Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at December 31, 2020 and December 31, 2019.

	December 31, 2020
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$14,211	$26,825	$41,036
Past due 60-89 days	5,719	10,950	16,669
Past due 90 days or more	18,070	61,185	79,255
Total past due loans	$38,000	$98,960	$136,960
Current loans	1,132,774	3,458,941	4,591,715
Total conventional loans (2)	$1,170,774	$3,557,901	$4,728,675

Payment Status, at recorded investment (1)	December 31, 2019
Past due 30-59 days			$43,872
Past due 60-89 days			8,601
Past due 90 days or more			12,826
Total past due loans			$65,299
Current loans			4,904,683
Total conventional loans			$4,969,982
Note:
(1) The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at December 31, 2020 excludes accrued interest receivable.
(2) Includes approximately $83.9 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $1.7 million was current, $10.3 million was 30-59 days past due, $9.6 million was 60-89 days past due, and $62.3 million was 90 days or more past due at December 31, 2020.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at December 31, 2020 and December 31, 2019.

	December 31, 2020
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$8,238	$1,667	$9,905
Serious delinquency rate (2)	1.7%	3.7%	1.8%
Past due 90 days or more still accruing interest	$—	$5,483	$5,483
Loans on nonaccrual status (3)	$91,201	$—	$91,201

	December 31, 2019
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$4,740	$1,110	$5,850
Serious delinquency rate (2)	0.3%	1.9%	0.3%
Past due 90 days or more still accruing interest	$—	$3,363	$3,363
Loans on nonaccrual status (3)	$14,890	$—	$14,890
Note:
(1) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(2) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.
(3) All conventional mortgage loans on non-accrual status had an associated ACL or available CE to absorb expected credit losses.

Notes to Financial Statements (continued)

Mortgage Loans Held for Portfolio ACL. Conventional MPF - Expected Losses. Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank uses a third-party model to estimate expected credit losses over the life of the loans. The estimate of the expected credit losses includes coverage of certain losses by PMI, if applicable. The model relies on a number of inputs, such as housing price forecasts and interest rates as well as historical borrower behavior experience. The Bank’s reasonable and supportable forecast for housing prices is two years. The Bank then reverts to historic averages over a three year period. The Bank may incorporate a qualitative adjustment to the model results, if deemed appropriate, based on current market conditions or results.

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

Conventional MPF - COVID-19-Related Modifications. Through the MPF Program, the Bank may grant a forbearance period to borrowers due to COVID-19-related difficulties regardless of the status of the loan at the time of the request. The Bank continues to apply its accounting policy for determining days past due, non-accrual, and charge-offs during the forbearance period. For MPF loans that have received COVID-19-related forbearance and meet certain criteria, the Bank may not charge-off the MPF loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. After the forbearance period, the Bank may modify the borrower's MPF loan. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. For additional information regarding the CARES Act, refer to Note 1 - Summary of Significant Accounting Policies in this Form 10-K.

As of December 31, 2020, there was approximately $83.9 million in par value of conventional loans in a forbearance or repayment plan as a result of COVID-19, which represented approximately 2% of mortgage loans held for portfolio at December 31, 2020. Of the conventional loans in a forbearance plan as a result of COVID-19, approximately 93% of the loans were not deemed to be collateral dependent and not charged-off.

Conventional MPF - Expected Recoveries. With the adoption of ASU 2016-13, the Bank recognizes a recovery through the provision for credit losses where expected lifetime credit losses are less than the amounts previously charged-off. This includes potentially recording a negative ACL for certain of the Bank's MPF products. The reduction to the ACL for expected recoveries is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's Statements of Condition.

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

Notes to Financial Statements (continued)
Conventional MPF - Rollforward of ACL

(in thousands)	2020	2019	2018
Balance, beginning of period	$7,832	$7,309	$5,954
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	(3,875)	—	—
(Charge-offs) Recoveries, net (2)	(727)	(138)	(1,311)
Provision for credit losses	1,742	661	2,666
Balance, December 31	$4,972	$7,832	$7,309
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at December 31, 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.8 million and $2.0 million of REO reported in Other assets on the Statements of Condition at December 31, 2020 and December 31, 2019, respectively.

Note 7 – Derivatives and Hedging Activities

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

Consistent with Finance Agency requirements, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve the Bank’s risk management objectives. Finance Agency regulation and the Bank’s Risk Governance Policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments. Derivatives are an integral part of the Bank’s financial management strategy. The Bank may use derivatives to:

•reduce interest rate sensitivity and repricing gaps of assets and liabilities;
•preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance);
•mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;
•manage embedded options in assets and liabilities;
•reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond; and
•protect the value of existing asset or liability positions or firm commitments

Notes to Financial Statements (continued)
Types of Derivatives. The Bank’s Risk Governance Policy establishes guidelines for its use of derivatives. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•interest rate swaps
•interest rate swaptions
•interest rate caps or floors; and
•futures and forward contracts

Interest Rate Swaps.  An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received or paid by the Bank on derivatives are LIBOR, SOFR or Overnight Index Swap (OIS).

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

Derivative financial instruments are designated by the Bank as follows:

•a qualifying fair value hedge of an associated financial instrument or firm commitment; or
•a non-qualifying economic hedge to manage certain defined risks on the Statement of Condition. These hedges are primarily used to: (1) manage mismatches between the coupon features of assets and liabilities, (2) offset prepayment risks in certain assets, (3) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted, or (4) to reduce exposure to reset risk.

There are two approaches to fair value hedge accounting - long-haul hedge accounting and short-cut hedge accounting. Refer to Note 1 - Summary of Significant Accounting Policies for more details.

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

	December 31, 2020
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,307,383	$1,494	$5,193
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,868,988	$71	$2,386
Interest rate caps or floors	1,205,000	1,173	—
Mortgage delivery commitments	60,622	675	11
Total derivatives not designated as hedging instruments:	$3,134,610	$1,919	$2,397
Total derivatives before netting and collateral adjustments	$17,441,993	$3,413	$7,590
Netting adjustments and cash collateral (1)		133,629	(3,131)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$137,042	$4,459

	December 31, 2019
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,572,128	$14,079	$4,148
Derivatives not designated as hedging instruments:
Interest rate swaps	$10,413,906	$1,676	$4,642
Interest rate caps or floors	1,330,000	417	—
Mortgage delivery commitments	73,574	29	79
Total derivatives not designated as hedging instruments	$11,817,480	$2,122	$4,721
Total derivatives before netting and collateral adjustments	$46,389,608	$16,201	$8,869
Netting adjustments and cash collateral (1)		124,050	(5,845)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$140,251	$3,024
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $137.9 million and $138.1 million at December 31, 2020 and December 31, 2019, respectively. Cash collateral received including accrued interest was $1.1 million for December 31, 2020 and was $8.2 million for December 31, 2019.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2020
Hedged item type:
Advances	$(77,223)	$77,129	$(185,860)	$(185,954)	$625,473
AFS securities	(84,465)	82,308	(21,131)	(23,288)	166,842
Mortgage loans held for portfolio	—	(3,219)	—	(3,219)	155,271
Consolidated obligations – bonds	(7,336)	8,061	66,820	67,545	(530,962)
Total	$(169,024)	$164,279	$(140,171)	$(144,916)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2019
Hedged item type:
Advances	$(294,994)	$294,750	$45,080	$44,836	$1,871,151
AFS securities	(74,404)	71,490	656	(2,258)	275,427
Mortgage loans held for portfolio	—	(3,224)	—	(3,224)	170,136
Consolidated obligations – bonds	154,698	(156,276)	(60,498)	(62,076)	(1,603,336)
Total	$(214,700)	$206,740	$(14,762)	$(22,722)

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
Note:
(1) Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item. These amounts do not include $(3.6) million of amortization/accretion of the basis adjustment related to discontinued fair value hedging relationships for the year ended December 31, 2018.

Notes to Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	December 31, 2020
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$10,369,813	$249,927	$(24)	$249,903
AFS securities	1,507,492	131,386	1,148	132,534
Consolidated obligations – bonds	2,838,505	24,701	284	24,985

(in thousands)	December 31, 2019
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$16,724,094	$172,779	$(9)	$172,770
AFS securities	1,391,938	48,946	1,281	50,227
Consolidated obligations – bonds	16,715,492	32,886	160	33,046
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income. For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness is recorded in other noninterest income for 2018.

	Year ended December 31,
(in thousands)	2020	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps (1)	N/A	N/A	$415
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(85,298)	$(30,295)	$9,573
Interest rate caps or floors	758	(1,850)	482
Net interest settlements	(11,467)	(6,846)	(9,075)
TBAs	38	(53)	(33)
Mortgage delivery commitments	4,724	(1,106)	(2,387)
Other	148	27	23
Total net gains (losses) related to derivatives not designated as hedging instruments	$(91,097)	$(40,123)	$(1,417)
Other - price alignment amount on cleared derivatives (2)	187	328	(3,535)
Net gains (losses) on derivatives and hedging activities	$(90,910)	$(39,795)	$(4,537)
Notes:
(1) Pertains to total net gains (losses) for fair value hedge ineffectiveness included in other noninterest income. N/A represents not applicable.
(2) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during 2020, 2019 or 2018.

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

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at December 31, 2020 was $1.2 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver additional collateral to its derivative counterparties at December 31, 2020.

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

    Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 14 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2020.

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

	Derivative Assets
(in thousands)	December 31, 2020	December 31, 2019
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$2,355	$8,743
Cleared derivatives	383	7,429
Total gross recognized amount	2,738	16,172
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(1,632)	(7,631)
Cleared derivatives	135,261	131,681
Total gross amounts of netting adjustments and cash collateral	133,629	124,050
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	723	1,112
Cleared derivatives	135,644	139,110
Total net amounts after netting adjustments and cash collateral	136,367	140,222
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	675	29
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	675	29
Total derivative assets:
Uncleared derivatives	1,398	1,141
Cleared derivatives	135,644	139,110
Total derivative assets as reported in the Statement of Condition	137,042	140,251
Net unsecured amount:
Uncleared derivatives	1,398	1,141
Cleared derivatives	135,644	139,110
Total net unsecured amount	$137,042	$140,251

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2020	December 31, 2019
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$4,282	$7,135
Cleared derivatives	3,297	1,655
Total gross recognized amount	7,579	8,790
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(2,748)	(4,190)
Cleared derivatives	(383)	(1,655)
Total gross amounts of netting adjustments and cash collateral	(3,131)	(5,845)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1,534	2,945
Cleared derivatives	2,914	—
Total net amounts after netting adjustments and cash collateral	4,448	2,945
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	11	79
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	11	79
Total derivative liabilities:
Uncleared derivatives	1,545	3,024
Cleared derivatives	2,914	—
Total derivative liabilities as reported in the Statement of Condition	4,459	3,024
Net unsecured amount
Uncleared derivatives	1,545	3,024
Cleared derivatives	2,914	—
Total net unsecured amount	$4,459	$3,024
Note:
(1) Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Notes to Financial Statements (continued)
Note 8 – Deposits

The Bank offers demand and overnight deposits to both members and to qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are generally comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2020 and 2019.

	December 31,
(in thousands)	2020	2019
Interest-bearing:
Demand and overnight	$720,287	$520,320
Noninterest-bearing:
Demand and overnight	203,084	53,062
Total deposits	$923,371	$573,382

Note 9 – Consolidated Obligations

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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $746.8 billion and $1,025.9 billion at December 31, 2020 and December 31, 2019, respectively.
Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
General Terms.  Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that can use a variety of indices for interest rate resets such as, SOFR, LIBOR and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a

Notes to Financial Statements (continued)
simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.
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

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds as of December 31, 2020 and December 31, 2019.

(in thousands)	December 31, 2020	December 31, 2019
Par value of consolidated bonds:
Fixed-rate	$17,148,965	$29,292,200
Step-up	40,000	705,000
Floating-rate	16,561,250	36,707,000
Total par value	33,750,215	66,704,200
Bond premiums	91,225	85,028
Bond discounts	(7,524)	(8,350)
Concession fees	(4,147)	(6,118)
Hedging adjustments	24,985	33,047
Total book value	$33,854,754	$66,807,807

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$24,233,615	0.49%	$50,306,900	1.83%
Due after 1 year through 2 years	3,024,625	2.19	7,268,705	2.10
Due after 2 years through 3 years	1,545,000	2.33	2,705,420	2.36
Due after 3 years through 4 years	1,164,475	2.41	1,469,400	2.58
Due after 4 years through 5 years	961,725	1.69	947,375	2.69
Thereafter	2,820,775	2.05	4,006,400	2.73
Total par value	$33,750,215	0.96%	$66,704,200	1.96%

Notes to Financial Statements (continued)
The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2020 and December 31, 2019.

(in thousands)	December 31, 2020	December 31, 2019
Noncallable	$28,583,715	$61,597,600
Callable	5,166,500	5,106,600
Total par value	$33,750,215	$66,704,200

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2020 and December 31, 2019.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2020	2019
Due in 1 year or less	$25,737,615	$54,157,900
Due after 1 year through 2 years	3,038,625	6,573,705
Due after 2 years through 3 years	1,602,000	2,623,420
Due after 3 years through 4 years	1,089,475	1,063,400
Due after 4 years through 5 years	759,725	827,375
Thereafter	1,522,775	1,458,400
Total par value	$33,750,215	$66,704,200

    Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2020 and December 31, 2019.

	December 31,
(dollars in thousands)	2020	2019
Book value	$9,510,085	$23,141,362
Par value	9,512,324	23,211,524
Weighted average interest rate (1)	0.11%	1.61%
Note:
(1) Represents an implied rate.

Notes to Financial Statements (continued)
Note 10 – Affordable Housing Program (AHP)

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

    If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in assessments below the $100 million minimum amount for the years ended 2020, 2019 or 2018. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2020, 2019 or 2018. The Bank awards commitments that are disbursed over 24 to 36 months. The Bank has outstanding AHP commitments of $72.0 million, $73.3 million and $58.3 million as of December 31, 2020, 2019 and 2018, respectively.

The following table presents an analysis of the AHP payable for 2020, 2019, and 2018.

(in thousands)	2020	2019	2018
Balance, beginning of the year	$112,289	$99,578	$91,563
Assessments	25,227	37,140	38,683
Subsidy usage, net	(35,330)	(24,429)	(30,668)
Balance, end of the year	$102,186	$112,289	$99,578

Notes to Financial Statements (continued)
Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock.

•Risk-based capital (RBC). Under this capital requirement, the Bank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of minimum capital levels than is required based on the Finance Agency rules and regulations.
•Total regulatory capital. Under this capital requirement, the Bank is required to maintain at all times a total capital-to-assets ratio of at least 4.0%. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses; and
•Leverage capital. Under this third capital requirement, the Bank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor.

At December 31, 2020, the Bank was in compliance with all regulatory capital requirements.

    The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion and $1.2 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2020. The Bank had $0.3 billion and $2.7 billion in B1 membership stock and B2 activity stock, respectively at December 31, 2019.

    The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$520,696	$3,047,399	$610,573	$4,724,586
Total capital-to-asset ratio	4.0%	6.4%	4.0%	4.9%
Total regulatory capital	1,908,516	3,047,399	3,828,965	4,724,586
Leverage ratio	5.0%	9.6%	5.0%	7.4%
Leverage capital	2,385,645	4,571,099	4,786,206	7,086,879

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 11, 2020, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2020. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2020.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s capital plan.

At December 31, 2020 and December 31, 2019, the Bank had $142.8 million and $343.6 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $16.6 million and $17.3 million during 2020 and 2019, and was immaterial during 2018.

Notes to Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2020, 2019, and 2018.

	December 31,
(in thousands)	2020	2019	2018
Balance, beginning of the period	$343,575	$24,099	$5,113
Capital stock subject to mandatory redemption reclassified from capital	39,457	361,549	42,733
Redemption/repurchase of mandatorily redeemable stock	(240,225)	(42,073)	(23,747)
Balance, end of the period	$142,807	$343,575	$24,099

As of December 31, 2020, the total mandatorily redeemable capital stock reflected the balance for six institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2020 and December 31, 2019.

	December 31,
(in thousands)	2020	2019
Due in 1 year or less	$—	$3,316
Due after 1 year through 2 years	21	—
Due after 2 years through 3 years	20,000	21
Due after 3 years through 4 years	120,000	20,000
Due after 4 years through 5 years	19	320,000
Past contractual redemption date due to remaining activity	2,767	238
Total	$142,807	$343,575

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

FICO paid off its last long-term debt obligation in September 2019, and the following month began the process of dissolution in accordance with relevant statutory requirements of the FHFA. FICO determined that approximately $200.0 million in excess funds were available for distribution to its stockholders, the FHLBanks. The Bank’s partial recovery of prior capital distributions in the second quarter of 2020 totaled $8.5 million based on its share of the $680.0 million originally contributed. These funds are accounted for as a return of the FHLBanks’ investment in FICO capital stock as a partial recovery of the prior capital distributions and credited to the Bank's unrestricted retained earnings account.

Notes to Financial Statements (continued)
Dividends and Retained Earnings. The Bank is required to contribute 20% of its net income each quarter to a RRE account until the balance of that account equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. These RRE will not be available to pay dividends. At December 31, 2020, retained earnings were $1,376.8 million, including $919.4 million of unrestricted retained earnings and $457.4 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2020, 2019 and 2018 are presented in the table below.

	Dividend - Annual Yield
	2020		2019		2018
	Membership	Activity	Membership	Activity	Membership	Activity
February	4.50%	7.75%	4.50%	7.75%	3.50%	6.75%
April	3.00%	6.25%	4.50%	7.75%	3.50%	6.75%
July	3.00%	6.25%	4.50%	7.75%	3.50%	6.75%
October	3.00%	6.25%	4.50%	7.75%	3.50%	6.75%

In February 2021, the Bank paid a quarterly dividend equal to an annual yield of 2.50% and 5.75% on membership stock and activity stock, respectively.

The following table summarizes the changes in AOCI for 2020, 2019 and 2018.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2017	$41,210	$72,953	$200	$(3,399)	$110,964
Other comprehensive income (loss) before reclassification:
Net unrealized (losses)	(31,323)	(8,777)	—	—	(40,100)
Non-credit OTTI to credit OTTI	—	957	—	—	957
Amortization on hedging activities	—	—	(24)	—	(24)
Pension and post-retirement	—	—	—	1,349	1,349
December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	35,268	(13,999)	—	—	21,269
Non-credit OTTI to credit OTTI	—	570	—	—	570
Amortization on hedging activities	—	—	(27)	—	(27)
Pension and post-retirement	—	—	—	(3,132)	(3,132)
December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826

December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU -2016-13	51,704	(51,704)	—	—	—
Net unrealized gains (losses)	46,733	—	—	—	46,733
Amortization on hedging activities	—	—	(149)	—	(149)
Pension and post-retirement	—	—	—	(1,084)	(1,084)
December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326

Notes to Financial Statements (continued)
Note 12 – Employee Retirement Plans

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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2019. The Bank’s contributions to the Defined Benefit Plan during 2020 were less than 5% of total plan contributions during the plan year ended June 30, 2019. The Bank’s contributions to the Defined Benefit Plan during 2019 were less than 5% of total plan contributions during the plan year ended June 30, 2018.

(dollars in thousands)	2020		2019		2018
Net pension cost charged to compensation and benefit expense for the year ended December 31	$3,572		$3,279		$5,000
Defined Benefit Plan funded status as of July 1	108.2%	(a)	108.6%	(b)	109.9%
Bank’s funded status as of July 1	141.1%		144.8%		147.3%
(a) The Defined Benefit Plan’s funded status as of July 1, 2020 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2020 through March 15, 2021. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2021).
(b) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $3.0 million, $2.7 million and $4.5 million in 2020, 2019 and 2018, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also participates in the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank will make an additional contribution to the plan equal to a percentage of the eligible employee’s plan salary. The Bank recognized $1.6 million, $1.4 million and $1.2 million in expense related to plan contributions during 2020, 2019 and 2018, respectively.

    Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $18.3 million and $15.6 million at December 31, 2020 and December 31, 2019, respectively, and the Bank recognized operating expenses (income) of $1.1 million, $2.7 million, and $(0.5) million for 2020, 2019 and 2018, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings

Notes to Financial Statements (continued)
(losses) of certain deferred compensation agreements. The estimated fair value of the mutual funds was $15.0 million and $13.1 million at December 31, 2020 and December 31, 2019, respectively.

Post-retirement Health Benefit Plan.  The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 or age 60 with a minimum of 10 years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $2.5 million and $2.2 million at December 31, 2020 and December 31, 2019, respectively.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives hired prior to January 1, 2019. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $12.4 million and $11.3 million at December 31, 2020 and December 31, 2019, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. The estimated fair value of the mutual funds was $2.1 million at both December 31, 2020 and December 31, 2019.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” on the Statements of Condition and amounts recognized in AOCI. In addition, the Bank recognized $2.5 million, $1.5 million, and $1.7 million in expense related to these two plans during 2020, 2019 and 2018, respectively, of which the service cost component was recognized in “Compensation and benefits” expense and all other costs were recognized in “Other operating” expense on the Statements of Income.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2020	2019	2020	2019	2020	2019
Benefit obligations	$16,218	$14,975	$2,455	$2,235	$18,673	$17,210
Unrealized actuarial gains (losses) in AOCI	$(6,361)	$(5,433)	$95	$251	$(6,266)	$(5,182)

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

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2020	2019
Advances	$10,856,363	$34,748,867
Letters of credit (1)	2,730,541	2,418,025
MPF loans	483,983	455,600
Deposits	31,269	17,904
Capital stock	573,392	1,574,659
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2020	2019	2018
Interest income on advances	$434,423	$1,183,730	$1,151,369
Interest income on MPF loans	24,875	27,845	33,269
Letters of credit fees	2,984	4,146	5,911

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2020	2019	2018
Servicing fee expense	$3,909	$3,567	$3,076

	December 31,
(in thousands)	2020	2019
Interest-bearing deposits maintained with FHLBank of Chicago	$5,856	$5,173

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During 2020, the total amount loaned to and repaid from other FHLBanks was $30.0 million. During 2019, the total amount loaned to and repaid from other FHLBanks was $500.0 million. There was no lending activity during 2018. During 2020, the total amount borrowed from and repaid to other FHLBanks was $5.0 million. During 2019 and 2018, there were no borrowing activities between the Bank and other FHLBanks.

    Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2020, 2019 and 2018, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2020, 2019 and 2018.

Note 14 – Estimated Fair Values

    Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2020 and December 31, 2019. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2020 and December 31, 2019 are presented in the table below.
Fair Value Summary Table

	December 31, 2020
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$1,036,459	$1,036,459	$—	$—	$—	$1,036,459
Interest-bearing deposits	956,628	950,772	5,856	—	—	956,628
Federal funds sold	1,850,000	—	1,850,009	—	—	1,850,009
Securities purchased under agreement to resell (2)	600,000	—	600,003	—	—	600,003
Trading securities	1,156,003	—	1,156,003	—	—	1,156,003
AFS securities	9,476,385	—	9,223,785	252,600	—	9,476,385
HTM securities	2,483,730	—	2,464,732	92,396	—	2,557,128
Advances	24,971,119	—	25,097,529	—	—	25,097,529
Mortgage loans held for portfolio, net	4,886,207	—	5,084,683	—	—	5,084,683
BOB loans, net	21,236	—	—	21,236	—	21,236
Accrued interest receivable	90,702	—	90,702	—	—	90,702
Derivative assets	137,042	—	3,413	—	133,629	137,042
Liabilities:
Deposits	$923,371	$—	$923,371	$—	$—	$923,371
Discount notes	9,510,085	—	9,510,584	—	—	9,510,584
Bonds	33,854,754	—	34,282,476	—	—	34,282,476
Mandatorily redeemable capital stock (3)	142,807	145,282	—	—	—	145,282
Accrued interest payable (3)	64,950	—	62,475	—	—	62,475
Derivative liabilities	4,459	—	7,590	—	(3,131)	4,459

Notes to Financial Statements (continued)

	December 31, 2019
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$21,490	$21,490	$—	$—	$—	$21,490
Interest-bearing deposits	1,476,890	1,471,717	5,173	—	—	1,476,890
Federal funds sold	3,770,000	—	3,769,965	—	—	3,769,965
Securities purchased under agreement to resell (2)	2,200,000	—	2,199,973	—	—	2,199,973
Trading securities	3,631,650	—	3,631,650	—	—	3,631,650
AFS securities	11,097,769	—	10,771,623	326,146	—	11,097,769
HTM securities	2,395,691	—	2,316,109	124,179	—	2,440,288
Advances	65,610,075	—	65,662,578	—	—	65,662,578
Mortgage loans held for portfolio, net	5,114,625	—	5,313,973	—	—	5,313,973
BOB loans, net	19,706	—	—	19,706	—	19,706
Accrued interest receivable	193,352	—	193,352	—	—	193,352
Derivative assets (4)	140,251	—	16,201	—	124,050	140,251
Liabilities:
Deposits	$573,382	$—	$573,382	$—	$—	$573,382
Discount notes	23,141,362	—	23,142,588	—	—	23,142,588
Bonds	66,807,807	—	66,981,400	—	—	66,981,400
Mandatorily redeemable capital stock (3)	343,575	350,287	—	—	—	350,287
Accrued interest payable (3)	205,118	—	198,406	—	—	198,406
Derivative liabilities	3,024	—	8,869	—	(5,845)	3,024
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2020 and December 31, 2019. These instruments’ maturity term is overnight.
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

•U.S. Treasury curve: certificates of deposit
•CO curve: GSE and other U.S. obligations

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

    As of December 31, 2020, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Interest-rate related:
•Discount rate assumption. SOFR curve for cleared derivatives, OIS curve for uncleared derivatives.
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

Notes to Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at December 31, 2020 and December 31, 2019. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$899,421	$—	$—	$899,421
GSE and TVA obligations	—	256,582	—	—	256,582
Total trading securities	$—	$1,156,003	$—	$—	$1,156,003
AFS securities:
Non-MBS:
GSE and TVA obligations	$—	$1,643,733	$—	$—	$1,643,733
State or local agency obligations	—	241,630	—	—	241,630
MBS:
U.S. obligations single-family MBS	—	602,148	—	—	602,148
GSE single-family MBS	—	3,262,880	—	—	3,262,880
GSE multifamily MBS	—	3,473,394	—	—	3,473,394
Private label MBS	—	—	252,600	—	252,600
Total AFS securities	$—	$9,223,785	$252,600	$—	$9,476,385
Derivative assets:
Interest rate related	$—	$2,738	$—	$133,629	$136,367
Mortgage delivery commitments	—	675	—	—	675
Total derivative assets	$—	$3,413	$—	$133,629	$137,042
Total recurring assets at fair value	$—	$10,383,201	$252,600	$133,629	$10,769,430
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$7,579	$—	$(3,131)	$4,448
Mortgage delivery commitments	—	11	—	—	11
Total recurring liabilities at fair value (2)	$—	$7,590	$—	$(3,131)	$4,459
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$18,382	$—	$18,382
REO	—	—	1,270	—	1,270
Total non-recurring assets at fair value	$—	$—	$19,652	$—	$19,652

Notes to Financial Statements (continued)

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$3,390,772	$—	$—	$3,390,772
GSE and TVA obligations	—	240,878	—	—	240,878
Total trading securities	$—	$3,631,650	$—	$—	$3,631,650
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,550,699	$—	$—	$1,550,699
State or local agency obligations	—	247,894	—	—	247,894
MBS:
U.S. obligations single-family MBS	—	807,586	—	—	807,586
GSE single-family MBS	—	4,055,859	—	—	4,055,859
GSE multifamily MBS	—	4,109,585	—	—	4,109,585
Private label MBS	—	—	326,146	—	326,146
Total AFS securities	$—	$10,771,623	$326,146	$—	$11,097,769
Derivative assets:
Interest rate related	$—	$16,172	$—	$124,050	$140,222
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	$—	$16,201	$—	$124,050	$140,251
Total recurring assets at fair value	$—	$14,419,474	$326,146	$124,050	$14,869,670
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$8,790	$—	$(5,845)	$2,945
Mortgage delivery commitments	—	79	—	—	79
Total recurring liabilities at fair value (2)	$—	$8,869	$—	$(5,845)	$3,024
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$7,850	$—	$7,850
REO	—	—	2,449	—	2,449
Total non-recurring assets at fair value	$—	$—	$10,299	$—	$10,299
Notes:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

Notes to Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019 or 2018. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during 2020, 2019 or 2018.

	AFS Private Label MBS Year Ended December 31, 2020	AFS Private Label MBS Year Ended December 31, 2019	AFS Private Label MBS Year Ended December 31, 2018
Balance, beginning of period	$326,146	$409,550	$524,543
Total gains (losses) (realized/unrealized) included in:
(Provision) benefit for credit losses (1)	(2,417)	—	—
Accretion of credit losses in interest income	11,635	14,385	15,419
Net OTTI losses, credit portion	—	(570)	(957)
Net unrealized gains (losses) on AFS in OCI	(14,530)	33	(67)
Reclassification of non-credit portion included in net income	—	570	957
Unrealized gains (losses) on OTTI AFS in OCI	—	(13,999)	(8,777)
Purchases, issuances, sales, and settlements:
Settlements	(68,234)	(83,823)	(121,568)
Balance at December 31	$252,600	$326,146	$409,550
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held at December 31	$9,218	$11,443	$14,462
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held December 31 (2)	$(14,530)	N/A	N/A
Notes:
(1) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank was required to record an ACL for expected credit losses on AFS securities.
(2) Due to the prospective adoption of ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement, effective January 1, 2020, this is not applicable for 2019 and 2018.

Notes to Financial Statements (continued)
Note 15 – Commitments and Contingencies

    The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2020			December 31, 2019
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$19,723,286	$—	$19,723,286	$17,370,617
Commitments to fund additional advances and BOB loans	760	—	760	19,796
Commitments to purchase mortgage loans	60,622	—	60,622	73,574
Unsettled consolidated obligation bonds, at par	15,000	—	15,000	62,000
Unsettled consolidated obligation discount notes, at par	950	—	950	1,083,406
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $30.9 million and $23.9 million at December 31, 2020 and December 31, 2019 respectively.
(2) Letters of credit in the amount of $5.0 billion and $4.3 billion at December 31, 2020 and December 31, 2019 respectively, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately 5 years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.9 million and $3.5 million as of December 31, 2020 and December 31, 2019, respectively. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 5 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2020 or December 31, 2019. However, within the Bank’s Open RepoPlus advance product, there were conditional lines of credit outstanding of $12.3 billion and $9.8 billion at December 31, 2020 and December 31, 2019, respectively.

Commitments to Purchase Mortgage Loans. The Bank may enter into commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF Program. These delivery commitments are generally for periods not to exceed 60 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank may pledge cash and securities, as collateral, related to derivatives. Refer to Note 7 - Derivatives and Hedging Activities in this Form 10-K for additional information about the Bank's pledged collateral and other credit-risk-related contingent features.

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

Notes 1, 5, 7, 9, 10, 11 and 13 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and seven Independent Directors. Of the 16 Directors, 11 identify as male and five as female. Three of the Directors identify as minority. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. §1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2020, 2019 and 2018, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships.

Mr. James R. Biery resigned from the Board effective November 30, 2019 as a Pennsylvania Member Director. Pursuant to Finance Agency Regulation 12 C.F.R. § 1261.14, the Board was required to elect an individual to fill the vacant seat for the remainder of the term. The Board elected Mr. Andrew W. Hasley, President of Standard Bank, PaSB, effective January 23, 2020. Mr. Hasley served as a Member Director through the remainder of the term ending on December 31, 2020.

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

In 2020, 2019, and 2018, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. In addition, in 2020 the Bank’s Board determined that there was a need for public policy and public interest director experience on the Board and included this information in its election materials. Prior to finalizing the Independent Director nominee slate, the Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2020, the Board selected incumbent director Dr. Howard B. Slaughter, Jr. and Mr. Romulo L. Diaz, Jr., Esq. as independent director nominees based on a determination that each met the required regulatory qualifications. Dr. Slaughter and Mr. Diaz were each elected to the Board by the Bank’s members in 2020 (for a term beginning January 2021). In addition, Dr. Slaughter and Mr. Diaz each also met the qualifications to serve as a public interest director and each was designated as a public interest director as well.

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

In 2017, the Bank’s Board selected incumbent directors Rev. Luis A. Cortés and Mr. Thomas H. Murphy as independent director nominees based on a determination that they met the required regulatory qualifications. Rev. Cortés and Mr. Murphy were each elected to the Board by the Bank’s members in 2017 (for a term beginning January 2018). In the case of Mr. Murphy, he also had information technology expertise which the Board had previously identified as a skill need on the Board. In addition, Rev. Cortés also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

In 2016, the Bank’s Board selected incumbent director Mr. Patrick A. Bond as an independent director nominee based on a determination that he met the required regulatory qualifications. Mr. Bond also met the qualifications to serve as a public interest director and was designated as a public interest director as well. Mr. Bond served as an Independent Director through his term ending on December 31, 2020.

2020 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. § 1427 and 12 C.F.R. § 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2020 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2020 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2020 designated by the Finance Agency.

In 2020, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. Part 1261. There were two Member Director seats up for election in 2020, both in Pennsylvania. The Pennsylvania Member Director re-elected was Mr. Brendan J. McGill and the Pennsylvania Member Director newly elected was Mr. James V. Dionise. The Independent Director re-elected was Dr. Howard B. Slaughter, Jr. and the Independent Director newly elected was Mr. Romulo L. Diaz. Jr., Esq. Information about the results of the 2020 Member and Independent Director elections, including the votes cast, was reported in the Form 8-K filed on November 10, 2020, as amended on December 21, 2020.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2021) regarding each of the Directors currently serving on the Bank’s Board. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Bradford E. Ritchie (Member)[1]	53	2011	2022	(a)(b)(c)(d)(e)(f)(g)(h)
Louise M. Herrle (Independent)[2]	63	2018	2023	(a)(b)(c)(d)(e)(f)(g)(h)
Pamela C. Asbury (Member)[3]	56	2015	2023	(c)(e)(g)(h)
Glenn R. Brooks (Independent)	57	2015	2022	(d)(e)(h)
Rev. Luis A. Cortés, Jr. (Independent)[4]	63	2007	2021	(d)(f)(g)(h)
Romulo L. Diaz, Jr., Esq. (Independent)	74	2021	2024	(d)(f)(h)
James V. Dionise (Member)	59	2021	2024	(a)(b)(h)
Angel L. Helm (Independent)[5]	58	2019	2023	(a)(b)(h)
William C. Marsh (Member)	54	2012	2023	(a)(c)(g)(h)
Brendan J. McGill (Member)	52	2017	2024	(d)(f)(g)(h)
Lynda A. Messick (Member)[6]	68	2011	2022	(a)(d)(h)
Glenn E. Moyer (Member)	69	2018	2021	(a)(c)(g)(h)
Thomas H. Murphy (Independent)[7]	58	2016	2021	(c)(e)(g)(h)
Charles J. Nugent (Member)	72	2010	2021	(b)(f)(g)(h)
Dr. Howard B. Slaughter, Jr. (Independent)[8]	63	2020	2024	(c)(e)(h)
Jeane M. Vidoni (Member)	60	2019	2022	(b)(f)(h)
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
(h) Member of Enterprise Risk Management (ERM) Committee. This is a committee of the whole Board.

1 Serves on the Executive and ERM Committee and as a non-voting ex-officio member of each other standing Board committee.
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
5 Pursuant to Finance Agency Regulation, Ms. Helm was originally elected by the Board to fill a seat, effective April 1, 2019, vacated by an Independent Director for a term ending December 31, 2019.
6 Ms. Messick was elected by the Board in 2011 to fill a seat vacated by a Delaware Member Director for a term that ended December 31, 2011. She was again elected in June 2012 to fill a seat vacated by another Delaware Member Director for a term that ended December 31, 2014.
7 Pursuant to Finance Agency Regulation, Mr. Murphy was originally elected by the Board effective November 14, 2016 to fill a seat vacated for a term ending December 31, 2017.
8 Pursuant to Finance Agency Regulation, Dr. Slaughter was originally elected by the Board, effective January 1, 2020, to fill a seat vacated by an Independent Director for a term ending December 31, 2020.

Bradford E. Ritchie (Chair). Bradford Ritchie joined the Board of Directors of the Bank in January 2011. Mr. Ritchie is President of Summit Community Bank. Prior to joining Summit Community Bank, he served as the President of Charleston Market of United Bank Inc. until July 2008. Before then, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA, a past president of the West Virginia Society of Certified Public Accountants, and a current board member of the Community Bankers of West Virginia and the West Virginia Chamber of Commerce. Mr. Ritchie served on the Board of Trustees of the University of Charleston for 12 years and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

Louise M. Herrle (Vice Chair). Louise Herrle joined the Board of Directors of the Bank in September 2018. Ms. Herrle is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs and in capital market risk management. Most recently, Ms. Herrle was the Managing Director of Capital Markets for Incapital, LLC and retired from that position in 2019. In addition, she has provided financial advisory services to Fortune 100 companies and was the leading architect of a financing platform for social impact investments. Ms. Herrle has received multiple awards for excellence in corporate financing and was a featured speaker for industry events and conferences throughout her career. She is the former Executive Board Chair of Strong Women, Strong Girls, Inc. and continues to serve on the Finance Committee, as an advisor for Strategic Planning and is a member of the Emeritus Board. Other board positions include serving on the Advisory Board of Power Forward Inc. and as a Cabinet Member of the Capital Campaign for the Light of Life Rescue Mission. Ms. Herrle received her BSBA degree from Robert Morris University, holds a Series 79 and Series 66 license, and in 2020 became NACD (National Association of Corporate Directors) Directorship Certified.

Pamela C. Asbury Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 30 years of experience in the insurance industry. She currently serves as Senior Director, Long Term Care Inforce Products with previous leadership roles in Institutional Markets and Closed Block management. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business and is a certified Six Sigma Black Belt under the GE Capital Project Management Program.

Glenn R. Brooks. Glenn Brooks joined the Board of Directors of the Bank in January 2015 and was reelected to the Board of Directors in 2018 for a term beginning January 2019. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for promoting, directing, and overseeing the expansion and growth of the Weiner organization’s development activities and is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. He holds a Bachelor of Business Degree from the College of William & Mary. Mr. Brooks is a NACD Board Leadership Fellow.

Rev. Luis A. Cortés, Jr. Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 500 employees and manages a $52 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of the Kimmel Center and the Greater Philadelphia Chamber of Commerce. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two of which are focused on financial literacy.

Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr. joined the Board of Directors of the Bank in January 2021. Mr. Diaz is the Principal of Turtle on Post LLC, a nonprofit and board advisory services company. Prior to founding Turtle on Post LLC in 2020, Mr. Diaz served as Vice President and General Counsel of PECO Energy Company from 2012 to 2020 and as Vice President of Governmental and External Affairs from 2009 to 2012. He has wide-ranging experience with government and public policy, regulated industries, strategic planning, operations, legal and risk management and corporate governance/ESG. He has served as a senior executive in public and private sector organizations and as a director on numerous governmental and nonprofit boards for more than 25 years. Currently, he is a board member of the Center City District of Philadelphia; a member and the Treasurer of the Pennsylvania Energy Development Authority; a Trustee and a member of the Executive Committee, Chair of the Governance Committee, and Co-Chair of the Diversity Working Group of the Philadelphia Museum of Art; a member and the President of the Pan American Association of Philadelphia; and an advisory board member of PBJ Marketing, LLC. Mr. Diaz earned his B.A. in Plan II Liberal Arts Honors from the University of Texas at Austin and his J.D. from the University of Texas School of Law.

James V. Dionise. James Dionise joined the Board of Directors of the Bank in January 2021. Mr. Dionise is a Director and the President and Chief Executive Officer of Mars Bancorp, Inc. and its wholly-owned banking subsidiary, Mars Bank. Mr. Dionise began his tenure with Mars Bank in 2007 as Executive Vice President and Chief Operating Officer. In 2008, Mr. Dionise was named President and Chief Executive Officer and elected to its Board of Directors. Prior to joining Mars Bank, Mr. Dionise held financial executive management-level positions with First National Bank of Pennsylvania, Great American Federal, MBNA and PNC Bank. Mr. Dionise began his professional career in 1983 advancing to audit manager with the accounting firm Ernst & Young.

Angel L. Helm. Angel Helm joined the Board of Directors of the Bank in April 2019. Ms. Helm is the former Managing Director of Wells Fargo Securities, from where she retired in 2012. Ms. Helm, effective January 6, 2020, is the Interim Chief Executive Officer of Safe Berks, an agency that provides a safe haven and ongoing support system for victims of domestic violence and sexual assault. She also formerly served as Interim Chief Executive Officer of Olivet Boys and Girls Club of Reading and Berks County. Ms. Helm is a Trustee of Caron Treatment Centers, a leading addiction treatment facility, where she currently serves as Finance Committee Chair and as a member of the Executive and Compensation Committees. In July 2020, Ms. Helm joined the Board of Directors of Tower Health System, headquartered in Reading, PA where she currently is a member of the Finance Committee. She served on the Board of Directors of Alvernia University in Pennsylvania for six years where she co-chaired the University’s $9 million capital campaign and previously served as Enrollment Committee Chair. Ms. Helm earned her MBA from St. Joseph’s University and received her B.A. in Business/Managerial Economics from Gettysburg College.

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

Glenn E. Moyer. Glenn E. Moyer joined the Board of Directors of the Bank in January 2018. Mr. Moyer is a director of Univest Bank and Trust Co. and a director of Univest Financial Corporation, the bank’s holding company. Through his firm, Live Oak Strategies, LLC, he undertakes advisory engagements on a limited basis. Mr. Moyer served as Pennsylvania’s Secretary of Banking and Securities from 2011 to 2015 and as Board Chair of the Pennsylvania Housing Finance Agency and voting member of seven other Pennsylvania commonwealth boards during that same period. For more than 30 years prior to his service to the commonwealth, he held a variety of positions in commercial banking including Division President of Meridian Bancorp, Inc. and President, CEO and Director of The Elverson National Bank and of National Penn Bank and its holding company, National Penn Bancshares, Inc. He holds the degrees of Master of Business Administration from St. Joseph’s University, Master of Education from Eastern New Mexico University and Bachelor of Science from Pennsylvania State University. Following his graduation from Penn State, he served as an officer in the U.S. Air Force.

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

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board of Directors. The Audit Committee is responsible for the appointment, compensation, and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee also pre-approves all auditing services and approves all audit engagement fees, as well as any permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Audit Committee. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

•The Bank’s financial reporting processes and the audit of the Bank’s financial statements, including the integrity of the Bank’s financial statements;
•The Bank’s administrative, operating, and internal accounting controls;
•The Bank’s compliance with legal and regulatory requirements;
•The independent auditors’ qualifications and independence; and
•The performance of the Bank’s internal audit function and independent auditors.

Currently, the Audit Committee is composed of Messrs. Marsh (Chair), Dionise and Moyer and Mses. Messick (Vice Chair) and Helm. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Mr. Marsh is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether the “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Marsh, Dionise and Moyer and Ms. Messick are not independent. Ms. Helm is independent under that definition. All of the Directors presently serving on the Audit Committee are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of March 1, 2021) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	66	President and Chief Executive Officer
David G. Paulson	56	Chief Operating Officer
Sharifa A. Anderson	43	Chief Diversity and Inclusion Officer
John P. Cassidy	57	Chief Technology and Operations Officer
Mark S. Evanco	57	Chief Business Development and Strategy Officer
Carolyn M. McKinney	58	Chief Human Resources Officer
Michael A. Rizzo	59	Chief Risk Officer
Julie F. Spiker	57	General Counsel, Corporate Secretary and Ethics Officer
Dana A. Yealy	61	Chief Strategic Initiatives Officer

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

Sharifa A. Anderson joined the Bank in 2014. In March 2021, Ms. Anderson was promoted to Chief Diversity and Inclusion Officer, having served previously as the Bank’s Senior Director of the Office of Diversity and Inclusion. As Chief Diversity and Inclusion Officer, Ms. Anderson provides leadership, vision, strategic direction, and operational oversight of the design and implementation of programs, policies and processes that advance the Bank’s culture of diversity and inclusion and reflect shared accountability. Prior to joining the Bank, Ms. Anderson held various legal and policy roles at Relman Colfax,

Ballard Spahr, the U.S. Department of Housing and Urban Development and Fannie Mae. Ms. Anderson holds a Juris Doctorate from the University of Pennsylvania Law School with a Wharton certificate in Business and Public Policy, an MPP from the Harvard Kennedy School and a BA in Economics from Hood College. Ms. Anderson is also an alumna of the Leadership Council on Legal Diversity Fellows Program.

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

Mark S. Evanco joined the Bank in 2014. In March 2021, Mr. Evanco was promoted to Chief Business Development and Strategy Officer, having previously served as the Bank’s Senior Director of Business Development and Strategy. As Chief Business Development and Strategy Officer, Mr. Evanco oversees the core activities of member business development and provides leadership to key member facing activities, including business development, new membership, product development, Marketing/Communications and Mortgage Partnership Finance. Prior to joining the Bank, Mr. Evanco held various key leadership positions in the Treasury and Capital Markets areas of PNC Bank, N.A. and PNC Capital Markets, LLC. Mr. Evanco holds a BS degree in Business Administration, with concentrations in Finance and Management Information Systems, from the University of Buffalo.

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

Julie F. Spiker originally joined the bank in 1989 as an attorney in the Bank’s legal department. From May 1995 through November 2000, she served as general counsel for the FHLBank of Des Moines. She returned to the Bank in December 2000 and was promoted to General Counsel in March 2020. Ms. Spiker is responsible for the legal, government relations, and corporate secretary functions of the Bank and also serves as the Bank’s Ethics Officer. Ms. Spiker earned her BA in English and Economics at the University of Virginia in 1985 and her Juris Doctorate from Duquesne University in 1989. With over 30 years of FHLBank experience, Ms. Spiker provides advice and counsel on legal, ethics, compliance, legislative, transactional, policy and other issues affecting the Bank and the FHLBank System, advising the Bank’s Board of Directors and executive management.

Dana A. Yealy joined the Bank in 1986 and served as General Counsel until March 2020. Mr. Yealy currently serves as the Chief Strategic Initiatives Officer. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations. Mr. Yealy previously chaired the Board of Directors of the Pittsburgh Legal Diversity & Inclusion Coalition.

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

2020 Compensation Philosophy

The Bank's compensation program is designed to:

•Attract, motivate, and retain staff critical to the Bank's long-term success and thereby
•Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2020, the Bank's CEO and other Executives were compensated through a mix of base salary, incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks (using an “Overall Functional Heads” benchmark); and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets (using “Salary Rank” and “Job Specific” matches).

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

For 2020, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts upon future Bank performance. Details regarding the 2020 incentive compensation goals are discussed below.

As discussed above, for 2020, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review for the CEO and other Executives which, along with consideration of the CEO’s and other Executives’ performance, is used to establish their annual base salaries. The following is a list of peers used in the benchmarking.

ABN AMRO	Federal Home Loan Banks (1)	OneMain Financial
AIB	Federal Reserve Banks (2)	People's United Bank, Inc.
Ally Financial Inc.	Fifth Third Bank	PNC Bank
Arvest	First Citizens Bank - NC	Regions Financial Corporation
Associated Bank	First National Bank of Omaha	Royal Bank of Canada
Australia & New Zealand Banking Group	First Republic Bank	Royal Bank of Scotland Group
Banco Bilbao Vizcaya Argentaria	First Tennessee Bank/First Horizon	Sallie Mae
Bank ABC	Flagstar Bank	Santander Bank, NA
Bank Hapoalim	Freddie Mac	Siemens Financial Services
Bank of America	Frost Bank	Signature Bank - NY
Bank of Ireland	Hancock Whitney Bank	Societe Generale
Bank of New York Mellon	HSBC	South State Bank
Bank of Nova Scotia	Huntington Bancshares, Inc.	Standard Chartered Bank
Bank of the West	ING	State Street Corporation
Bayerische Landesbank	Intesa Sanpaolo	Sterling National Bank
BBVA	Investec Bank	Sumitomo
BBVA Compass	Investors Bancorp, Inc	SVB Financial Group
BMO Financial Group	JP Morgan Chase	Synovus Financial Corporate
BNP Paribas	KBC Bank	TCF National Bank
BOK Financial Corporation	KeyCorp	TD Securities
Brown Brothers Harriman	Lloyds Banking Group	Texas Capital Bank
Capital One	M&T Bank Corporation	Truist
CIBC World Markets	Macquarie Bank	U.S. Bancorp
CIT Group	Mitsubishi UFJ Trust	UMB Financial Corporation
Citigroup	MUFG Bank, Ltd.	Umpqua Bank
Citizens Financial Group	MUFG Securities	UniCredit Bank AG
City National Bank	National Australia Bank	United Overseas Bank Group
Comerica	Natixis	Valley National Bancorp
Commerce Bank	Natixis Corporate & Investment Banking	Valley National Bank
Commerzbank	New York Community Bank	Webster Bank
Commonwealth Bank of Australia	Nord/LB	Wells Fargo Bank
Crédit Agricole CIB	Nordea Bank	Western Alliance Bancorporation
Credit Industriel et Commercial - N.Y.	Northern Trust Corporation	Zions Bancorporation
Fannie Mae	OCBC Bank
Notes:
(1) The Federal Home Loan Bank group includes all of the other Federal Home Loan Banks.
(2) Includes Federal Reserve Banks in Atlanta, Boston, Chicago, Kansas City, Minneapolis, New York, Richmond, San Francisco and St. Louis.

Human Resources and Diversity & Inclusion Committee's Role and Responsibilities

The Human Resources and Diversity & Inclusion Committee of the Board is responsible for establishing and overseeing the CEO's compensation and overseeing other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

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

Determining the CEO's Cash Compensation

For 2020, the Human Resources and Diversity & Inclusion Committee used the analysis from McLagan for benchmarking the CEO's cash compensation. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all the peer groups as listed in the tables above. After consideration of this analysis, the Board established Mr. Watson’s 2020 base salary at $925,058.

Determining Other Executives' Cash Compensation

In 2020, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources and Diversity & Inclusion Committee. The annual review of the McLagan study and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives. Effective January 1, 2020, base salary increases were provided to the other Executives and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2020 Executive Officer Incentive Compensation Plan (2020 Plan). The 2020 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2020 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	60%	75%	100%
COO	55%	70%	85%
CTOO	50%	65%	80%
Other NEOs	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2020 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2020 current awards and deferred incentive award installments would be paid under the 2020 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2020 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2020 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.15 to the 2019 Form 10-K for the full terms of the 2020 Plan.

2021 Executive Officer Incentive Compensation Plan (2021 Plan). The 2021 Plan is materially the same as the 2020 Plan noted above with the same performance requirements and award eligibility levels. Following December 31, 2021, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2021 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2021 current awards and deferred incentive award installments would be paid under the 2021 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2022
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2023
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2024
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2025
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2021 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2021” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2021 Plan are the same as set forth in the 2020 Plan described above. See Exhibit 10.15 to this Form 10-K for the full terms of the 2021 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2020.

Perquisites and Other Benefits

The Board views the perquisites afforded to the CEO and other Executives as an element of the total compensation program, provided primarily as a benefit associated with their overall position duties and responsibilities. Examples of perquisites for the CEO and/or other Executives may include the following:

•Personal use of a Bank-owned/leased automobile;
•Financial and tax planning;
•Payment of relocation expenses; and
•Business club membership.

The Bank may also provide a tax gross-up for some of the perquisites offered, including relocation benefits. Additionally, for the CEO and other Executives, the Bank provides parking. Perquisites for the CEO and other Executives are detailed on the Summary Compensation Table and accompanying narrative, where an individual’s aggregate perquisites are $10,000 or more.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker's compensation insurance, and life and accident insurance. The CEO and other Executives participate in these benefits on the same basis as all other full-time employees. In addition, the CEO and other Executives are eligible for individual disability income insurance if the individual’s salary exceeds the monthly long-term disability limit.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified, multi-employer defined-benefit retirement plan. The Pentegra Defined Benefit Plan is a funded, noncontributory plan that covers eligible employees.

•For all employees hired prior to January 1, 2008, benefits under the Pentegra Defined Benefit Plan are based upon a 2% accrual rate, the employees' years of benefit service and the average annual salary for the three consecutive years of highest salary during benefit service. The regular form of retirement benefits provides a single life annuity, with a guaranteed minimum 12-year payment. A lump-sum payment and other additional payment options are also available. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

•For all employees hired between January 1, 2008 and December 31, 2018, benefits under the Pentegra Defined Benefit Plan are based upon a 1.5% accrual rate, the employees' years of benefit service and the average annual salary for the five consecutive years of highest salary during benefit service. The regular form of retirement benefit payment is guaranteed for the life of the retiree but not less than 120 monthly installments. If a retiree dies before 120 monthly installments have been paid, the beneficiary would be entitled to the commuted value of such unpaid installments paid in a lump sum. Employees are not vested until they have completed five years of employment. The benefits are not subject to offset for Social Security or any other retirement benefits received.

•Employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits. For all employees hired prior to January 1, 2019, benefits will continue to accrue. If an employee was terminated prior to January 1, 2019 and then is subsequently re-hired on or after January 1, 2019, he/she is not eligible to re-join the Pentegra Defined Benefit Plan unless the break in service is less than 12 consecutive months. The CEO and other Executives were hired prior to January 1, 2019 and are not impacted by this change in benefits.

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $285 thousand for 2020.

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

Qualified and Nonqualified Defined Contribution Plans

Eligible employees have the option to participate in the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan (Thrift Plan), a qualified defined contribution plan under the IRC. Subject to IRC and Thrift Plan limitations, employees can contribute up to 50% of their base salary in the Thrift Plan. The Bank matches 100% of employee contributions up to 6% of total eligible earnings. This match contribution is immediately vested.

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

The CEO and other Executives may defer up to 80% of their eligible cash compensation, less their contributions to the qualified Thrift Plan. For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:
•200% on employee’s 3% contribution, up to 6% of total eligible earnings; less
•The Bank's matching contribution to the qualified Thrift Plan.

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

The current incentive award portion of any incentive compensation award for the CEO and other Executives is eligible for a Bank matching contribution under the Supplemental Thrift Plan; any incentive award installments further deferred to the Supplemental Thrift Plan are not eligible for a Bank matching contribution. In addition, if a Supplemental Thrift Plan participant has contributed the maximum amount of employee contributions under the qualified Thrift Plan but was credited with matching Bank contributions to the Thrift Plan at a limited level due to IRC or Thrift Plan limitations, the participant shall be credited with an additional Bank contribution to the Supplemental Thrift Plan calculated after taking into account the Bank matching contributions actually credited to the Thrift Plan for the plan year. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

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

The Bank's severance policy is designed to help bridge this gap in employment. The policy provides the following for other Executives:

•Four weeks' base salary continuation per year of service, with a minimum of 26 weeks and a maximum of 52 weeks;
•Taxable compensation in the amount equivalent to the amount the Bank pays for medical coverage for its active employees for the length of the salary continuation; and
•Individualized outplacement service for a maximum of 12 months.

The Board provided a separate severance agreement as part of the employment offer for the CEO. It is the same as above except that it provides for severance in the amount of 12 months of salary which is more fully described in the Post-Termination Compensation Table below.

Effective March 2020, the Bank entered into an agreement (Agreement) with Dana A. Yealy in which he transferred his executive position as General Counsel to Chief Strategic Initiatives Officer. Mr. Yealy will continue to participate in the compensation programs applicable to the Bank’s executive officers until his 2021 retirement date. Within one month after retirement, a retention payment will be paid equal to (i) a lump sum of 52 weeks of salary at the salary rate in effect at the time of his retirement and (ii) a lump sum in the amount of twelve times the amount the Bank was contributing monthly as of Mr. Yealy’s retirement date towards group health coverage. In addition, as soon as possible after retirement, an additional payment will be made equivalent to the additional amount that would be accrued from Mr. Yealy having two additional years of age and two additional years of service added to the years of age and service actually accrued as of his retirement date under the Pentegra Defined Benefit Plan and SERP, based on his salary at the time of retirement. For additional information, refer to Exhibit 10.1 to the Bank’s first quarter 2020 Form 10-Q.

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

Benefits under the CIC agreement for the CEO and other Executives are as follows:

•2.99 times base salary (CEO); two times base salary (other Executives);
•For the CEO, a payment of 2.99 times target incentive award opportunity in the year of termination, a pro-rated incentive payment in the year of termination and a payment equal to the additional benefit that the CEO would have received under the Bank’s qualified and nonqualified retirement plans calculated as if the CEO had three additional years of both age and service at the time of separation from the Bank;
•For the other Executives, a payment of two times target incentive award opportunity in the year of termination, a pro-rated incentive payment in the year of termination and a payment equal to the additional benefit that the other Executives would have received under the Bank’s qualified and nonqualified retirement plans calculated as if the other Executives had two additional years of both age and service at the time of separation from the Bank;
•An amount equal to three (CEO) or two (other Executives) times six percent of the Executive’s annual compensation (as defined in the Supplemental Thrift Plan) at the time of separation from the Bank;
•Taxable compensation equivalent to the Bank’s monthly contribution to its active employees’ medical plan coverage for the benefits continuation period of 18 months; and
•Individualized outplacement service for a maximum of 12 months and financial planning.

See Exhibit 10.9.1 to the Bank’s second quarter 2016 Form 10-Q for details regarding the change-in-control agreements.

For any termination occurring in 2021, in the event Mr. Yealy’s termination of employment occurs under circumstances in which Mr. Yealy would be eligible for compensation and benefits under both the Agreement and Mr. Yealy’s existing change-in-control agreement with the Bank, Mr. Yealy will be entitled to receive payments only under the agreement which provides the higher level of benefit to him. If under circumstances in which Mr. Yealy would be eligible for compensation and benefits under the change-in-control agreement Mr. Yealy requests to extend his employment beyond his expected retirement date and the Bank refuses the request, the termination of Mr. Yealy’s employment upon his retirement shall be deemed an “Eligible Termination” under Mr. Yealy’s change-in-control agreement with the Bank.

Compensation Committee Interlocks and Insider Participation

During 2020, the following directors served on the Bank’s Human Resources and Diversity & Inclusion Committee: Mr. Brendan J. McGill, Chair, Ms. Jeane M. Vidoni, Vice Chair, Mr. Patrick A. Bond, Mr. Charles J. Nugent and Rev. Luis A. Cortés, Jr. No member of the Bank’s Human Resources and Diversity & Inclusion Committee has at any time been an officer or employee of the Bank. None of the Bank’s executive officers have served, or are serving, on the Board of Directors or the compensation committee of any entity whose executive officers served on the Bank’s Human Resources and Diversity & Inclusion Committee or Board of Directors. With respect to related party transactions, if any, and the independence of the Directors serving on the Human Resources and Diversity & Inclusion Committee during 2020, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources and Diversity & Inclusion Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources and Diversity & Inclusion Committee has recommended to the Board that the CD&A be included in the Bank’s 2020 Form 10-K.

The Human Resources and Diversity & Inclusion Committee of the Board of Directors:

Mr. Brendan J. McGill Chair
Ms. Jeane M. Vidoni Vice Chair
Rev. Luis A. Cortés, Jr.
Mr. Romulo L. Diaz, Jr., Esq.
Mr. Charles J. Nugent

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2020	$925,058	$—	$922,767	$520,000	$84,480	$2,452,305
	2019	881,007	—	881,007	603,000	80,254	2,445,268
	2018	839,055	—	839,055	246,000	78,233	2,002,343
David G. Paulson (2) Chief Operating Officer	2020	$495,000	$—	$403,430	$415,000	$43,644	$1,357,074
	2019	449,944	—	364,811	329,000	40,358	1,184,113
	2018	432,639	—	348,628	72,000	38,164	891,431
John P. Cassidy (3) Chief Technology and Operations Officer	2020	$455,000	$—	$320,281	$896,000	$38,727	$1,710,008
Michael A. Rizzo (4) Chief Risk Officer	2020	$407,685	$—	$296,155	$317,000	$28,780	$1,049,620
	2019	403,649	—	290,367	277,000	26,123	997,139
	2018	395,734	—	283,989	58,000	23,766	761,489
Dana A. Yealy (5) Chief Strategic Initiatives Officer	2020	$398,331	$—	$284,563	$990,000	$33,656	$1,706,550
	2019	386,729	—	276,110	1,075,000	30,883	1,768,722
	2018	371,855	—	268,133	208,000	29,735	877,723
Notes:
(1) For 2020, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $79,159 and the remainder is insurance premium contributions. For 2019, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $75,196 and the remainder is insurance premium contributions. For 2018, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $74,144 and the remainder is insurance premium contributions.

(2) For 2020, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $40,033 and the remainder is insurance premium contributions. For 2019, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $37,201 and the remainder is insurance premium contributions. For 2018, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,541 and the remainder is insurance premium contributions.

(3) For 2020, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,197 and the remainder is insurance premium contributions.

(4) For 2020, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,462 and the remainder is insurance premium contributions. For 2019, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,220 and the remainder is insurance premium contributions. For 2018, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive

Compensation Plans. All other compensation included employer contributions to defined contribution plans of $23,744 and the remainder is insurance premium contributions.

(5) For 2020, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $31,334 and the remainder is insurance premium contributions. For 2019, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $30,863 and the remainder is insurance premium contributions. For 2018, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2018 Form 10-K as well as deferred incentive earned in the 2015, 2016, and 2017 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $29,713 and the remainder is insurance premium contributions. Effective March 1, 2020, Mr. Yealy became the Chief Strategic Initiatives Officer of the Bank. Prior to such time, he served as the Bank’s General Counsel.

(6) The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2020, the annual total compensation of the CEO, as reported in the SCT above was $2,452,305, and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $169,935. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 14 to 1.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2020, the Bank’s employee population consisted of 236 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2020 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the entire fiscal year ending December 31, 2020 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2020, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 19 full-time employees who were hired in 2020 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2020 for the 2019 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2020, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2020, rather than use the same median employee identified in the Bank’s 2019 Form 10-K for the year ending December 31, 2019.

For any employee not employed by the Bank on the date that cash incentive awards were paid during 2020 for the 2019 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed on such date. The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2019 Bankwide goals (refer to these goals in Exhibit 10.14 in the Bank’s 2019 Form 10-K) and (2) the incentive compensation payouts in 2020 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $169,935 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions. The above is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of the Bank’s employees.

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

A.Optimize member use of core products by year-end 2020. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door, and Home4Good) (30% weighting);
B.Profitability as measured by adjusted earnings relative to GAAP capital in excess of the full-year average Federal funds rate within identified risk parameters (30% weighting);
C.Key risk indicator (KRI) performance of 12 KRIs over 12 months (10% weighting);
D.Peer operating expense scorecard - basket of three metrics (10% weighting);
E.Diversity and inclusion strategic plan (10% weighting); and
F.LIBOR transition project (10% weighting).

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2020 GAAP net income	$210,448
Adjustments:
Advance prepayment fees	$(39,949)
Mortgage delivery commitments	4,724
Earnings at risk (EaR) and unrealized gain/loss on securities	24,107
Derivative ineffectiveness	1,499
Subtotal - adjustments	$(9,619)
AHP	962
Adjusted earnings (non-GAAP)	$201,791

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2020 Plan.

		To Achieve:				Payout % (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2020 Results	CEO	COO	CTOO	Other NEOs
A	30%	705	735	785	798	30%	25.5%	24%	21%
B	30%	432	492	552	494 bps	22.75%	21.15%	19.65%	16.65%
C	10%	110	125	140	138	9.67%	8.3%	7.8%	6.8%
D	10%	Rank 9	Rank 6	Rank 3	Rank 1	10%	8.5%	8%	7%
E	10%	1 of 3	2 of 3	3 of 3	3	10%	8.5%	8%	7%
F	10%	3 of 9	6 of 9	9 of 9	7	8.33%	7.5%	7%	6%
Total Payout						90.75%	79.45%	74.45%	64.45%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2020 Plan which is Exhibit 10.15 to the Bank’s 2019 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2020 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $(2)	2020 actual incentive payout (A)	2019 deferred incentive $ (B)	2018 deferred incentive $ (C)	2017 deferred incentive $ (D)	Total incentive payout (3)
Winthrop Watson	$925,058	100%	$925,058	$419,745	$166,752	$170,992	$165,279	$922,768
David G. Paulson	$495,000	85%	$420,750	$196,639	$69,392	$70,852	$66,547	$403,430
John P. Cassidy	$455,000	80%	$364,000	$169,374	$53,604	$49,945	$47,358	$320,281
Michael A. Rizzo	$407,685	70%	$285,380	$131,376	$53,878	$56,598	$54,302	$296,154
Dana A. Yealy	$398,331	70%	$278,832	$128,362	$51,620	$53,183	$51,398	$284,563
Notes:
(1) Base salary in effect on December 31, 2020 used to calculate payouts.
(2) NEOs will be paid 50% of the incentive payout for 2020 in 2021 (see column A) and the remaining amount will be deferred and contingently payable in 2022, 2023 and 2024.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D). As noted below, if both of the Stated Bank Performance Criteria are met in the preceding year, deferred incentive payments will be at 125% of the deferred amount.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2020 distributable under the 2017, 2018, 2019 and 2020 plans.

Name and Principal Position	Amount Distributable in 2021	Amount Distributable in 2022	Amount Distributable in 2023	Amount Distributable in 2024	Total (1)
Winthrop Watson President and CEO	$503,022	$512,637	$341,645	$174,894	$1,532,198
David G. Paulson Chief Operating Officer	$206,791	$222,177	$151,325	$81,933	$662,226
John P. Cassidy Chief Technology and Operations Officer	$150,907	$174,121	$124,176	$70,572	$519,776
Michael A. Rizzo Chief Risk Officer	$164,779	$165,217	$108,618	$54,740	$493,354
Dana A. Yealy Chief Strategic Initiatives Officer	$156,201	$158,287	$105,104	$53,484	$473,076
Notes:
(1) Based on the provisions of the 2017, 2018, 2019 and 2020 Executive Officer Incentive Compensation Plans, the deferral amount from the 2017, 2018, 2019 and 2020 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Prior to 2018, earnings are defined as base salary as of January 1. As of 2018, earnings are defined as base salary as in effect for each month of the year. Earnings are subject to an annual IRS limit of $285 thousand for 2020. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. As noted above, employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits.

The participant's accrued benefits are calculated as of December 31, 2019 and December 31, 2020. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2019, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2019) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2019. As of December 31, 2020, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2020) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2020. The interest rates used are 3.22% as of December 31, 2019 and 2.52% as of December 31, 2020. The difference between the present value of the December 31, 2020 accrued benefit and the present value of the December 31, 2019 accrued benefit is the “change in pension value” for the Pentegra Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2019 and December 31, 2020. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2019, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2019). As of December 31, 2020, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2020). As of December 31, 2019, the benefit is valued using an interest rate of 3.22% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 2.50%. As of December 31, 2020, the benefit is valued using an interest rate of 2.52% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 1.25%. The difference between the present value of the December 31, 2020 accrued benefit and the present value of the December 31, 2019 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2020 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2020 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2020 Plan, not actual performance. Actual performance under the 2020 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2020 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2020	Amount Payable 2021	Amount Payable 2022	Amount Payable 2023	Amount Payable 2024
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$555,035	$277,517	$115,632	$115,632	$115,632
	Target	$693,793	$346,897	$144,540	$144,540	$144,540
	Max	$925,058	$462,529	$192,720	$192,720	$192,720
David G. Paulson Chief Operating Officer	Threshold	$272,250	$136,125	$56,719	$56,719	$56,719
	Target	$346,500	$173,250	$72,188	$72,188	$72,188
	Max	$420,750	$210,375	$87,656	$87,656	$87,656
John P. Cassidy Chief Technology and Operations Officer	Threshold	$227,500	$113,750	$47,396	$47,396	$47,396
	Target	$295,750	$147,875	$61,615	$61,615	$61,615
	Max	$364,000	$182,000	$75,833	$75,833	$75,833
Michael A. Rizzo Chief Risk Officer	Threshold	$163,074	$81,537	$33,974	$33,974	$33,974
	Target	$224,227	$112,113	$46,714	$46,714	$46,714
	Max	$285,380	$142,690	$59,454	$59,454	$59,454
Dana A. Yealy Chief Strategic Initiatives Officer	Threshold	$159,333	$79,666	$33,194	$33,194	$33,194
	Target	$219,082	$109,541	$45,642	$45,642	$45,642
	Max	$278,832	$139,416	$58,090	$58,090	$58,090
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

Stated Bank Performance Criteria, 2020. Payment of each deferred incentive award installment in 2022, 2023, and 2024 related to December 31, 2020 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and
•Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each year-end of the applicable deferred payment period.

Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. At least one of these criteria above must have been met in the preceding year for any installment payment to be made. If both of these criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

•Remediation of Examination Findings. This criterion is defined as the Bank making sufficient progress, as determined by the Finance Agency and communicated to Bank management or the Board, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management attention; and

•Timeliness of Finance Agency, SEC, and OF Filings. This criterion is defined as SEC periodic filings, call report filings with the Finance Agency, and FRS filings with the OF that are timely filed and no material restatement by the Bank is required.

2021 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2021	Amount Payable 2022	Amount Payable 2023	Amount Payable 2024	Amount Payable 2025
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$555,035	$277,517
	Target	$693,793	$346,897
	Max	$925,058	$462,529	$192,720	$192,720	$192,720
David G. Paulson Chief Operating Officer	Threshold	$272,250	$136,125
	Target	$346,500	$173,250
	Max	$420,750	$210,375	$87,656	$87,656	$87,656
John P. Cassidy Chief Technology and Operations Officer	Threshold	$227,500	$113,750
	Target	$295,750	$147,875
	Max	$364,000	$182,000	$75,833	$75,833	$75,833
Michael A. Rizzo Chief Risk Officer	Threshold	$163,074	$81,537
	Target	$224,227	$112,113
	Max	$285,380	$142,690	$59,454	$59,454	$59,454
Dana A. Yealy Chief Strategic Initiatives Officer	Threshold	$159,333	$79,666
	Target	$219,082	$109,541
	Max	$278,832	$139,416	$58,090	$58,090	$58,090
Notes: As described above in the 2021 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2021 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2023, 2024, and 2025 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2021. The actual amount of the payout will be based on the executives' base salary at December 31, 2021. For 2021, there will be no merit increases on the executives’ base salary.

Under the 2021 Plan, the actual annual award opportunity for January 1, 2021, through December 31, 2021, and payouts are based on a percentage of the executive's base salary as of December 31, 2021. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows.

•Optimize member use of core products by year-end 2021. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door and Home4Good) (30% weighting);
•Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average Federal funds rate within identified risk parameters (30% weighting);
•KRI performance of 12 KRIs over 12 months (10% weighting);
•Peer operating expense scorecard - basket of three metrics (10% weighting);
•Diversity and inclusion strategic plan (10% weighting); and
•LIBOR transition project (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2021 Plan. See Exhibit 10.15 to this Form 10-K.

Stated Bank Performance Criteria, 2021. Payment of each deferred incentive award installment in 2023, 2024, and 2025 related to December 31, 2021 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

•MV/CS - The annual MV/CS must have an average above 105% (the annual average amount will be calculated using the ending amount of each month during the year); and
•Retained Earnings Level - Have retained earnings that exceed the Bank's retained earnings target at each year-end of the applicable deferred payment period.

Each of the two stated criteria above is equal to 50% of the deferred incentive payment amount. At least one of these criteria above must have been met in the preceding year for any installment payment to be made. If both of these criteria are met in the preceding year, the payment will be made at 125% of the deferred amount. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

•Remediation of Examination Findings. This criterion is defined as the Bank making sufficient progress, as determined by the Finance Agency and communicated to Bank management or the Board, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management attention; and
•Timeliness of Finance Agency, SEC, and OF Filings. This criterion is defined as SEC periodic filings, call report filings with the Finance Agency, and FRS filings with the OF that are timely filed and no material restatement by the Bank is required.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	10.58	$683,000	$—
	SERP	11.08	$2,511,000	$—
David G. Paulson Chief Operating Officer	Pentegra Defined Benefit Plan	10.25	$550,000	$—
	SERP	10.75	$776,000	$—
John P. Cassidy Chief Technology and Operations Officer	Pentegra Defined Benefit Plan	20.75	$1,622,000	$—
	SERP	21.25	$1,654,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	10.33	$603,000	$—
	SERP	10.83	$630,000	$—
Dana A. Yealy Chief Strategic Initiatives Officer	Pentegra Defined Benefit Plan	34.83	$2,969,000	$—
	SERP	35.33	$2,815,000	$—

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

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2020, Mr. Paulson, Mr. Cassidy, Mr. Rizzo, and Mr. Yealy were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2020	Registrant Contributions in 2020	Aggregate Earnings (Losses) in 2020	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2020
Winthrop Watson (1) President and CEO	$684,868	$72,221	$400,477	$—	$5,828,298
David G. Paulson Chief Operating Officer	$80,528	$28,184	$3,770	$—	$1,189,100
John P. Cassidy (2) Chief Technology and Operations Officer	$242,575	$29,687	$174,881	$—	$1,345,645
Michael A. Rizzo Chief Risk Officer	$82,425	$19,366	$123,212	$—	$1,141,704
Dana A. Yealy (3) Chief Strategic Initiatives Officer	$291,885	$23,367	$(274,319)	$(132,531)	$3,115,654
Notes:
(1) For Mr. Watson, balance as of December 31, 2020 includes further deferral of deferred incentive compensation of $243,388 and applicable investment earnings of $55,027.
(2) For Mr. Cassidy, balance as of December 31, 2020 includes further deferral of deferred incentive compensation of $141,200 and applicable investment earnings of $56,755.
(3) For Mr. Yealy, balance as of December 31, 2020 includes further deferral of deferred incentive compensation of $152,223 and applicable investment earnings of $1,762.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.6.2 to the Bank’s First Quarter 2015 Form 10-Q.

Amounts shown as "Executive Contributions in 2020" were deferred and reported as "Salary" and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as "Registrant Contributions in 2020" are reported as "All Other Compensation" in the SCT. Amounts shown as “Aggregate Earnings (Losses) in 2020” have not been reported in the SCT as none of the CEO or other Executives received above-market preferential earnings. All contributions comprising a portion of the “Aggregate Balance at December 31, 2020” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2020.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$925,058	52 weeks	$13,151	12 months	$11,000	$949,209
David G. Paulson Chief Operating Officer	40 weeks	$380,769	40 weeks	$10,116	12 months	$11,000	$401,885
John P. Cassidy Chief Technology and Operations Officer	52 weeks	$455,000	52 weeks	$15,008	12 months	$11,000	$481,008
Michael A. Rizzo Chief Risk Officer	40 weeks	$313,604	40 weeks	$10,116	12 months	$11,000	$334,720
Dana A. Yealy Chief Strategic Initiatives Officer	52 weeks	$398,331	52 weeks	$13,151	12 months	$11,000	$422,482
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

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary (1)	Potential Incentive Award (2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning (4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount (7)	Severance/ Defined Contribution Match Amount (6)*	Total
Winthrop Watson President and CEO	$2,765,923	$2,074,442	$19,726	$26,000	$1,123,000	$1,532,199	$290,422	$7,831,712
David G. Paulson Chief Operating Officer	$990,000	$693,000	$19,726	$26,000	$394,000	$662,225	$100,980	$2,885,931
John P. Cassidy Chief Technology and Operations Officer	$910,000	$591,500	$22,511	$26,000	$1,069,000	$519,777	$90,090	$3,228,878
Michael A. Rizzo Chief Risk Officer	$815,370	$448,454	$19,726	$26,000	$413,000	$493,353	$75,829	$2,291,732
Dana A. Yealy Chief Strategic Initiatives Officer	$796,663	$438,165	$19,726	$26,000	$897,000	$473,076	$74,090	$2,724,720

* Includes both qualified and nonqualified plans
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
(7) The 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2017, 2018, and 2019 current incentive award. The 2020 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2020 current incentive award would also be paid out upon a CIC event along with the 2017, 2018, and 2019 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12.3 to the Bank’s 2016 Form 10-K for the terms of the 2017 Plan. See Exhibit 10.12.3 to the Bank’s 2017 Form 10-K for the terms of the 2018 Plan. See Exhibit 10.15 to the Bank’s 2018 Form 10-K for the terms of the 2019 Plan. See Exhibit 10.15 to the Bank’s 2019 Form 10-K for the terms of the 2020 Plan.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the Amended 2020 Directors’ Compensation Policy (2020 Compensation Policy) as adopted by the Bank's Board. Under the 2020 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2020.

	Retainer Fees	Meeting Fees	Total
Board Chair	$70,000	$72,500	$142,500
Board Vice Chair	$61,248	$61,252	$122,500
Committee Chair	$61,248	$61,252	$122,500
Director	$57,496	$55,004	$112,500

The 2020 Compensation Policy fee levels were as set forth in Exhibit 10.4.2 to the Bank's 2019 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2020 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2020.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Bradford E. Ritchie (Chair)	$142,500	$15	$142,515
Louise M. Herrle (Vice Chair)	122,500	15	122,515
Pamela C. Asbury	122,500	15	122,515
Patrick A. Bond	112,500	15	112,515
Glenn R. Brooks	112,500	15	112,515
Luis A. Cortés Jr.	121,454	15	121,469
Andrew W. Hasley*	99,850	15	99,865
Angel L. Helm	112,500	15	112,515
William C. Marsh	122,500	15	122,515
Brendan J. McGill	122,500	15	122,515
Lynda A. Messick	112,500	15	112,515
Glenn E. Moyer	122,500	15	122,515
Thomas H. Murphy	122,500	15	122,515
Charles J. Nugent	122,500	15	122,515
Dr. Howard B. Slaughter, Jr.	112,500	15	112,515
Jeane M. Vidoni	112,500	15	112,515
* Served on the Board for only a portion of 2020.

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors who attended all Board and applicable Committee meetings in 2020 received the maximum total fees. In 2020, the Bank had a total of 6 Board meetings (and 5 additional interim meetings) and 42 Board Committee meetings (and 12 additional interim meetings). There were no Board Executive Committee meetings in 2020.

"All Other Compensation" for each includes $15 per director annual premium for director travel and accident insurance.

For 2021, the Bank's Board adopted and submitted to the Finance Agency the 2021 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2020 Directors’ Compensation Policy. In general, the 2021 Directors’ Compensation Policy provides for total fees for the Chair of $142,500; $122,500 for the Vice Chair and for each of the Committee Chairs; and $112,500 for each of the other Directors. See Exhibit 10.4.2 to the Bank’s 2020 Form 10-K for the 2021 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Institutions Holding 5% or More of Outstanding Capital Stock
as of February 26, 2021

Name	Address	Capital Stock	% of Total Capital Stock
Ally Bank (a)	200 West Civic Centre Drive Sandy, Utah 84070	$258,495,600	16.6%
First National Bank of Pennsylvania	166 Main Street Greenville, Pennsylvania 16125	151,670,900	9.8%
T.D.Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	149,105,800	9.6%
PNC Bank, N.A. (b)	222 Delaware Avenue Wilmington, Delaware 19899	125,000,000	8.0%
JP Morgan Chase Bank, N.A. (c)	1111 Polaris Parkway Columbus, Ohio 43240	120,000,000	7.7%
(a) For Bank membership purposes, principal place of business is Horsham, PA.
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

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 26, 2021

Name	Address	Capital Stock	% of Total Capital Stock
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	$40,456,400	2.6%
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	13,314,700	0.9%
Genworth Life Insurance Company	251 Little Falls Drive Wilmington, Delaware 19808	13,260,000	0.9%
Univest Bank and Trust Company	10 West Broad Street Souderton, Pennsylvania 18964	11,744,500	0.8%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	6,690,800	0.4%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	4,325,100	0.3%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	4,115,900	0.3%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	3,792,600	0.2%
Mars Bank	145 Grand Avenue Mars, Pennsylvania 16046	2,950,600	0.2%
County Bank	19927 Shuttle Road Rehoboth Beach, Delaware 19971	154,100	*
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

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007 (most recently updated effective November 1, 2020); the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2021. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

Esperanza, the non-profit organization for which Rev. Cortés serves as executive director, received charitable contributions from the Bank for the Esperanza Latino Quarter Affordable Housing Community Land Trust of $10,000 in 2020 and for the National Hispanic Prayer Breakfast of $10,000 in 2018.

Habitat for Humanity of Greater Pittsburgh (Habitat), the non-profit organization for which Dr. Slaughter serves as President and Chief Executive Officer, routinely submits Affordable Housing Program (AHP) projects for funding. While no AHP subsidies have been awarded to Habitat-sponsored projects since Dr. Slaughter became a Bank Director in January 2020, prior to this the Bank approved the following AHP subsidies for projects in which Habitat serves as project sponsor: (a) a

$300,000 subsidy in December 2019; and (b) a $225,000 subsidy in December 2018. Both of these projects were awarded AHP subsidies only after meeting the competitive regulatory application scoring requirements. Habitat is likely to submit additional AHP applications in the future. In addition, Habitat received a $10,000 charitable contribution from the Bank in May 2019, prior to Dr. Slaughter becoming a Bank Director, and in September 2020, after Dr. Slaughter became a Bank Director.

Light of Life Rescue Mission is a non-profit organization to which Ms. Herrle has provided volunteer assistance and technical support with respect to fundraising, including seeking funding through programs such as FHLBank AHPs. This organization submitted AHP projects for funding in 2019 of $749,999 and in 2020 of $750,000. Both of these projects were awarded AHP subsidies only after meeting the competitive regulatory application scoring requirements. Light of Life Rescue Mission is likely to submit additional AHP applications in the future. Ms. Herrle did not participate in the Bank’s review or approval of these AHP projects for funding.

Leon N. Weiner & Associates, Inc., a homebuilding, development and property management firm for which Mr. Brooks serves as President, submitted an AHP project for funding in 2020 which met the competitive regulatory application scoring requirements and was approved for a $405,000 AHP grant in December 2020. Leon N. Weiner & Associates, Inc. is likely to submit additional AHP applications in the future. Mr. Brooks did not participate in the Bank’s review or approval of this AHP project for funding.

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

In 2020, the Bank engaged in Federal funds transactions with the following related persons:

•First National Bank of Pennsylvania. The largest principal amount of Federal funds outstanding with First National Bank of Pennsylvania in 2020 was $400 million and the total amount of interest paid on Federal funds was $1,236,567.
•Fulton Bank, N.A. The largest principal amount of Federal funds outstanding with Fulton Bank, N.A. in 2020 was $50 million and the total amount of interest paid on Federal funds was $24,575.

Beginning January 1 through February 28, 2021, the Bank had no additional Federal funds transactions with related persons.

In 2020, the Bank had funds on deposit with JP Morgan Chase Bank, N.A. (JP Morgan) (acquired Bank stock via merger of the Bank’s former member Chase Bank USA, N.A.). In 2020, the maximum amount of Bank funds on deposit at JP Morgan was $871,642,417, and JP Morgan paid the Bank $1,640,389 in interest on such deposits. As of February 28, 2021, the Bank had $738,823,880 in funds on deposit with JP Morgan, and from January 1, 2021 through February 28, 2021, JP Morgan paid the Bank $120,721 in interest on its deposits with JP Morgan.

In addition, in 2020 the Bank had a maximum notional amount of $27,717,386 in derivatives transactions outstanding with JP Morgan under an ISDA master agreement executed with JP Morgan in 1995. The Governance and Public Policy Committee has ratified and authorized continued derivative transactions meeting the terms of the Bank’s applicable credit and other policies with JP Morgan. As of February 28, 2021, the notional amount of derivatives transactions outstanding with JP Morgan under the above-referenced ISDA master agreement was $27,247,582.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance and Public Policy Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2021, the Committee considered the previously approved member/stockholder money market transactions as described above and derivatives transactions with JP Morgan and determined to continue the authorization of new Related Person Transactions with these entities.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 16. As of February 28, 2021, the Board was comprised of 16 directors: nine Member Directors and seven Independent Directors. Currently, the Board has its full complement of Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2020 and through February 28, 2021, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2020 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2021 and as of the date of this filing, all members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 28, 2021, with respect to the Bank’s directors, six of the Bank’s Independent Directors, Directors Cortés, Diaz, Helm, Herrle, Murphy, and Slaughter are independent and one of the Bank’s Independent Directors, Director Brooks, is not independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including both when Director Cortés was a Bank Director and when he was not a Bank Director. For Director Herrle, the Board considered the Bank’s AHP grants to Light of Life Rescue Mission, the non-profit organization with which Ms. Herrle volunteers. Finally, in determining that Director Slaughter was independent, the Board considered that Habitat for Humanity of Greater Pittsburgh, the non-profit organization for which Director Slaughter serves as President and Chief Executive Officer, has received AHP grants and charitable contributions from the Bank from time to time, with all AHP grants and a 2019 charitable contribution occurring prior to Director Slaughter becoming a Bank Director and with one charitable contribution occurring in 2020 after Director Slaughter became a Bank Director. In determining that Director Brooks was not independent, the Board considered that Leon N. Weiner & Associates, Inc., the organization for which Director Brooks serves as President, received an AHP grant from the Bank in 2020 when Director Brooks was a Bank Director. For Director Bond, who served on the Board in 2020 but not in 2021, the Board determined that he was independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its nine Member Directors, and on February 19, 2021 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For Member Director Hasley, who served on the Board in 2020 but not in 2021, the Board determined that he was not independent as well.

The Board’s Human Resources and Diversity & Inclusion Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources and Diversity & Inclusion Committee, Messrs. McGill and Nugent and Ms. Vidoni, are not independent. The Board determined that Independent Directors Messrs. Cortés and Diaz are independent. With respect to Independent Director Mr. Bond, who served on the Committee in 2020 but not in 2021, the Board determined that he was independent under the NYSE standards.

The Board has a standing Audit Committee. The Board determined that the Member Directors serving as members of the Bank’s Audit Committee, Messrs. Dionise, Marsh, and Moyer and Ms. Messick, are not independent under the NYSE standards for Audit Committee members. The Board determined that Independent Director Ms. Helm, who is serving as a member of the Bank’s Audit Committee, is independent under the NYSE standards. With respect to Member Director Mr. Hasley, who served on the Audit Committee in 2020 but not in 2021, the Board determined that he was not independent under the NYSE standards. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

    The following table sets forth the aggregate fees billed to the Bank for 2020 and 2019 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2020	2019
Audit fees	$879	$910
Audit-related fees	58	60
All other fees	5	5
Total fees	$942	$975

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2020 and 2019.

Audit-related fees consist of fees billed during 2020 and 2019 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of accounting research software and disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2020 and 2019.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $44 thousand and $51 thousand for 2020 and 2019, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statements of Income for each of the years ended December 31, 2020, 2019 and 2018
Statements of Comprehensive Income for each of the years ended December 31, 2020, 2019 and 2018
Statements of Condition as of December 31, 2020 and 2019
Statements of Cash Flows for each of the years ended December 31, 2020, 2019 and 2018
Statements of Changes in Capital for each of the years ended December 31, 2020, 2019 and 2018

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed or furnished with the Bank’s 2019 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
4.1.3	Amended Bank Capital Plan effective October 6, 2014	Incorporated by reference to Exhibit 99.3 to the Bank’s current report on Form 8-K filed on July 29, 2014.
4.2	Description of Registered Securities	Incorporated by reference to Exhibit 4.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.1	Severance Policy*	Incorporated by reference to Exhibit 10.1.1 to the Bank’s Form 10-K filed with the SEC on March 8, 2018.
10.1.1	2018 Severance Policy*	Incorporated by reference to Exhibit 10.1.1 to the Bank’s Form 10-K filed with the SEC on March 11, 2019.
10.1.2	2019 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.1.3	2020 Severance Policy*	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to the correspondingly numbered Exhibit to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.4	2020 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on November 7, 2019.
10.4.1	Amended 2020 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.4.2	2021 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009 and October 26, 2012*	Incorporated by reference to Exhibit 10.5 to the Bank's Form 10-K filed with the SEC on March 14, 2013.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.5.2	Supplemental Executive Retirement Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, October 26, 2012, and June 21, 2019*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on August 8, 2019.
10.6.1	Federal Home Loan Bank of Pittsburgh Defined Contribution Plan Summary Plan Description Dated July 1, 2020*	Filed herewith.
10.6.2	Supplemental Thrift Plan as amended March 26, 2015*	Incorporated by reference to Exhibit 10.6.2 to the Bank's Form 10-Q filed with the SEC on May 7, 2015.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.7.1	Mortgage Partnership Finance® Consolidated Interbank Agreement dated July 22, 2016	Incorporated by reference to the correspondingly filed Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2016.

Exhibit No.	Description	Method of Filing +
10.8	Form of Change in Control Agreement with Executive Officer Yealy*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.2	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.8.3	Form of Change in Control Agreement with Executive Officer Paulson*	Incorporated by reference to Exhibit 10.8.4 to the Bank’s Form 10-K filed with the SEC on March 13, 2014.
10.9	Form of Amendment to Change in Control Agreement with Executive Officers Watson, Paulson, Rizzo, and Yealy effective January 1, 2015*	Incorporated by reference to Exhibit 10.9 to the Bank’s Form 10-K filed with the SEC on March 12, 2015.
10.9.1	August 2016 Form of Executive Officer Severance (CIC) Agreement*	Incorporated by reference to the correspondingly filed Exhibit to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.9.2	Agreement, dated March 24, 2020, with Executive Officer Yealy*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 8, 2020.
10.10	2016 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.2 to the Bank’s Form 10-K filed March 10, 2016.
10.11	2017 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 9, 2017.
10.12	2018 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 8, 2018.
10.13	2019 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed on March 11, 2019.
10.14	2020 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.15	2021 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.16	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.17	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.18	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
10.19	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 7, 2019.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.

Exhibit No.	Description	Method of Filing +
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

+ Incorporated document references to filings by the registrant are to SEC File No. 000-51395.
* Denotes management contract or compensatory plan.

Item 16: Form 10-K Summary

None

GLOSSARY

ABS: Asset-Backed Securities
ACL: Allowance for credit losses
AMA: Acquired member assets
APBO: Accumulated Post-retirement Benefit Obligation
The Alternative Reference Rates Committee (ARRC): ARRC is a group of private-market participants convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from U.S. dollar (USD) LIBOR to a more robust reference rate, its recommended alternative, the Secured Overnight Financing Rate (SOFR).

Accumulated Other Comprehensive Income (Loss) (AOCI): Represents gains and losses of the Bank that have not yet been realized; balance is presented in the Equity section of the Statement of Condition.
Advance: Secured loan made to a member
Affordable Housing Program (AHP): Bank program that provides primarily direct grants and/or subsidized loans to assist members in meeting communities’ affordable housing needs. Each FHLBank sets aside 10% of its pre-assessment income to fund the program with a minimum $100 million annual contribution by all 11 FHLBanks.

Banking On Business (BOB): Bank program that assists eligible small businesses with start-up and expansion.
CECL: Current Expected Credit Losses
The Coronavirus Aid, Relief, and Economic Security Act: CARES Act
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
Consolidated Obligation (CO): Bonds and discount notes that are the joint and several liability of all 11 FHLBanks and are issued and serviced through the OF. These instruments are the primary source of funds for the FHLBanks.

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

Federal Home Loan Bank Office of Finance (OF): FHLBank System’s centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals and administers REFCORP.

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

PPP: Paycheck Protection Program
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
Software-as-a-service (SaaS): SaaS is a software distribution model in which a third-party provider hosts applications and makes them available to customers over the Internet.
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

       Total Credit Exposure (TCE): In addition to total credit products, it includes accrued interest on all outstanding advances and estimated potential prepayment fee amounts, where applicable, for advances to members in full delivery collateral status.

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

Date: March 9, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2021
/s/ David G. Paulson David G. Paulson	Chief Operating Officer (Principal Financial Officer)	March 9, 2021
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2021
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Chairman of the Board of Directors	March 9, 2021
*/s/ Louise M. Herrle Louise M. Herrle	Vice Chairman of the Board of Directors	March 9, 2021
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 9, 2021
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 9, 2021
*/s/ Rev. Luis A. Cortés, Jr. Rev. Luis A. Cortés, Jr.	Director	March 9, 2021

Signature	Capacity	Date
*/s/ Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr., Esq.	Director	March 9, 2021
*/s/ James V. Dionise James V. Dionise	Director	March 9, 2021
*/s/ Angel L. Helm Angel L. Helm	Director	March 9, 2021
*/s/ William C. Marsh William C. Marsh	Director	March 9, 2021
*/s/ Brendan J. McGill Brendan J. McGill	Director	March 9, 2021
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 9, 2021
*/s/ Glenn E. Moyer Glenn E. Moyer	Director	March 9, 2021
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 9, 2021
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 9, 2021
*/s/ Dr. Howard B. Slaughter, Jr. Dr. Howard B. Slaughter, Jr.	Director	March 9, 2021
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 9, 2021
*By: /s/ Julie F. Spiker Julie F. Spiker, Attorney-in-fact, pursuant to Power of Attorney filed herewith