Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Pittsburgh
filed 2021-05-11
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

There were 13,222,014 shares of common stock with a par value of $100 per share outstanding at April 30, 2021.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity.

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q and all risks and uncertainties addressed throughout this report, as well as the Bank's 2020 Form 10-K (2020 Form 10-K), including Risk Factors included in Part I, Item 1A of that report. Information on the Bank's websites referred to in this Form 10-Q is not incorporated in, or a part of, this Form 10-Q.

Executive Summary

Overview. The Bank's financial condition and results of operations are influenced by global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets, all of which impact the interest rate environment.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk in connection with advances and debt, the Bank executes interest-rate derivatives. Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

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

The markets conveyed a more optimistic tone in the first quarter of 2021 with the passage of the American Rescue Plan and the continued reopening of the economy. In its January 2021 meeting, the Federal Reserve Board (Federal Reserve) maintained the Federal funds target range of 0% and 0.25% through at least 2023. In addition, at its March 2021 meeting, the Federal Reserve indicated that it would continue its purchases of assets at the existing pace.

Yields on U.S. Treasuries were generally lower during the first quarter of 2021 relative to the prevailing yields during the fourth quarter of 2020, although yields increased for maturities two years and longer. The decline of 3-month LIBOR during the first quarter of 2021 resulted in compressed short-term funding spreads. The Bank's long-term funding costs relative to LIBOR improved during the quarter due to increased investor confidence creating more demand in the term markets. Term debt spreads relative to U.S. Treasuries remained high but did improve during the quarter due to stronger investor demand.

Results of Operations. The Bank's net income totaled $38.1 million for the first quarter of 2021, compared to $35.9 million for the first quarter of 2020. The $2.2 million increase in net income was driven primarily by the following:

•Net interest income was $58.0 million for the first quarter of 2021, a decline of $37.7 million from $95.7 million during the same period in 2020.
◦Interest income was $124.6 million for the first quarter of 2021, compared to $465.9 million for the first quarter of 2020. This decrease was largely the result of lower average interest-earning asset balances as well as lower yields, driven by lower short-term interest rates.
◦Interest income also included net prepayment fees on advances of $7.8 million for the first quarter of 2021, compared with $0.5 million for the first quarter of 2020.
◦Interest expense was $66.6 million for the first quarter of 2021, compared to $370.2 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations balances as well as lower rates paid, driven by lower short-term interest rates.
•Other noninterest income was $9.4 million in the first quarter of 2021, compared to a loss of $31.3 million in the same prior-year period. This $40.7 million increase was driven primarily by net gains on derivatives and hedging activities, partially offset by net losses on investment securities.
•The provision (benefit) for credit losses in the first quarter of 2021 was a benefit of $1.1 million, compared with a provision of $3.4 million in the first quarter of 2020. The change in the provision (benefit) is primarily due to improvements in the FHLBank’s assumptions, including forecasted housing prices, which are used to estimate expected credit losses.
•Other expenses increased $5.6 million to $26.0 million for the first quarter of 2021, compared with the same prior-year period. There were two primary drivers of the increase. FHLBank made a voluntary contribution to its defined benefit pension plan in the first quarter of 2021 but made no such contribution in the first quarter of 2020. In addition, there was an increased mark-to-market impact on deferred compensation.

The net interest margin was 51 basis points for the first quarter of 2021 and 41 basis points for the first quarter of 2020. The increase in net interest margin was primarily due to advance prepayment fees, lower funding costs, and a higher percentage of MBS and Mortgage Partnership Finance® (MPF®) Program assets which have wider spreads.

Financial Condition. Advances. Advances totaled $19.3 billion at March 31, 2021, a decrease of $5.7 billion compared to $25.0 billion at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. While the advance portfolio decreased compared to December 31, 2020, the par value of advances that had a remaining maturity of more than one year was relatively unchanged at 41% at March 31, 2021 and 40% at December 31, 2020.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At March 31, 2021, the Bank held $5.9 billion of liquid assets compared to $6.1 billion at December 31, 2020. The Bank has sustained its liquidity portfolio to be consistent with the decreased member activity during the quarter.

Investments. To enhance earnings, the Bank also maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities. The Bank held $10.5 billion in its investment portfolio at March 31, 2021 compared with $11.5 billion at December 31, 2020, a decrease of $1.0 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline.

Consolidated Obligations. The Bank's consolidated obligations totaled $36.4 billion at March 31, 2021, a decrease of $7.0 billion from December 31, 2020. At March 31, 2021, bonds represented 66% of the Bank's consolidated obligations, compared with 78% at December 31, 2020. Discount notes represented 34% of the Bank's consolidated obligations at March 31, 2021 compared with 22% at year-end 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, investments and total asset balances.

Capital Position and Regulatory Requirements. Total capital at March 31, 2021 was $2.9 billion, compared to $3.0 billion at December 31, 2020. The decrease was primarily due to lower capital stock as a result of lower advances. Total retained earnings at March 31, 2021 were $1.4 billion, relatively unchanged from year-end 2020. Accumulated other comprehensive income (AOCI) was $133.3 million at March 31, 2021, a decrease of $4.0 million from December 31, 2020.

In February 2021, the Bank paid quarterly dividends of 5.75% annualized on activity stock and 2.50% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2020. In April 2021, the Bank paid quarterly dividends of 5.75% annualized on activity stock and 2.50% annualized on membership stock. The dividends were based on stockholders' average balances for the first quarter of 2021.

Despite the continued low interest rate environment, the dividend rates have not changed from the February 2021 dividend payment and demonstrate that the Bank continues to return value to its members. The Bank will continue to assess the potential impact of market and business conditions, which can be unpredictable, on its financial performance and future dividends. The impact on the Bank's results of operations and financial condition could likely cause a reduction in dividend levels next quarter. In addition, the Bank is considering a greater difference between the dividend levels anticipated to be paid on membership stock versus those paid on activity stock.

The Bank met all of its capital requirements as of March 31, 2021, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31, 2020, the Bank was deemed "adequately capitalized."

    COVID-19 Pandemic. During the pandemic, the Bank's leadership and Board of Directors have remained focused on the health and safety of our staff and being a reliable, readily available liquidity provider to our members. The Bank is well-capitalized and has remained fully operational during the pandemic. The Bank continues to monitor guidance from government authorities to determine the time and manner in which staff can return to our office locations. In addition, the Bank consistently monitors member credit quality; to date no material deterioration due to the pandemic or other has occurred.

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2020 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements.

Condensed Statements of Income

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2021	2020	2020	2020	2020
Net interest income	$58.0	$82.0	$84.2	$102.8	$95.7
Provision (benefit) for credit losses	(1.1)	(1.3)	1.2	1.0	3.4
Other noninterest income (loss)	9.4	6.9	5.0	0.1	(31.3)
Other expense	26.0	26.8	23.8	34.5	20.4
Income before assessments	42.5	63.4	64.2	67.4	40.6
Affordable Housing Program (AHP) assessment (1)	4.4	6.6	6.8	7.1	4.7
Net income	$38.1	$56.8	$57.4	$60.3	$35.9

Dividends (in millions)	$21.8	$31.2	$39.8	$41.3	$56.1
Dividends per share	1.52	1.83	1.84	1.50	1.99
Weighted average dividend rate	5.16%	5.80%	5.89%	6.06%	7.43%
Dividend payout ratio (2)	57.31%	54.90%	69.30%	68.38%	156.28%
Return on average equity	5.21%	7.05%	6.29%	5.89%	3.39%
Return on average assets	0.33%	0.41%	0.32%	0.26%	0.15%
Net interest margin (3)	0.51%	0.60%	0.47%	0.45%	0.41%
Regulatory capital ratio (4)	6.90%	6.39%	5.72%	5.14%	4.53%
GAAP capital ratio (5)	6.98%	6.38%	5.58%	4.90%	4.29%
Total average equity to average assets	6.32%	5.82%	5.05%	4.36%	4.53%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2021	2020	2020	2020	2020
Cash and due from banks	$890.9	$1,036.5	$1,386.5	$377.4	$3,946.6
Investments (1)	15,562.1	16,522.7	17,792.1	22,332.6	27,900.6
Advances	19,272.4	24,971.1	35,841.0	49,614.4	78,092.9
Mortgage loans held for portfolio, net	4,866.2	4,886.2	5,089.8	5,241.5	5,237.6
Total assets	40,914.3	47,712.9	60,443.3	77,975.0	115,658.2
Consolidated obligations:
Discount notes	12,209.3	9,510.1	13,995.7	26,051.8	52,062.5
Bonds	24,164.5	33,854.7	41,583.3	46,582.8	56,953.3
Total consolidated obligations	36,373.8	43,364.8	55,579.0	72,634.6	109,015.8
Deposits	1,305.7	923.4	990.6	951.0	812.6
Total liabilities	38,059.3	44,671.0	57,071.3	74,156.2	110,697.7
Capital stock - putable	1,328.7	1,527.8	1,880.4	2,371.4	3,629.9
Retained earnings	1,393.0	1,376.8	1,351.1	1,333.5	1,305.9
Total capital	2,855.0	3,041.9	3,372.0	3,818.8	4,960.5
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and trading, AFS and HTM investment securities.

Earnings Performance

    The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2021 and 2020, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2020 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $38.1 million for the first quarter of 2021, compared to $35.9 million for the first quarter of 2020. The $2.2 million increase in net income year-over-year was driven primarily by the following:

•Net interest income was $58.0 million for the first quarter of 2021, a decline of $37.7 million from $95.7 million during the same period in 2020.
◦Interest income was $124.6 million for the first quarter of 2021, compared to $465.9 million for the first quarter of 2020. This decrease was largely the result of lower average interest-earning asset balances as well as lower yields driven by lower short-term interest rates.
◦Interest income also included net prepayment fees on advances of $7.8 million for the first quarter of 2021, compared with $0.5 million for the first quarter of 2020.
◦Interest expense was $66.6 million for the first quarter of 2021, compared with $370.2 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligation balances as well as lower rates paid, driven by lower short-term interest rates.
•Other noninterest income was $9.4 million in the first quarter of 2021, compared to a loss of $31.3 million in the same prior-year period. This $40.7 million increase was driven primarily by net gains on derivatives and hedging activities, partially offset by net losses on investment securities.
•The provision (benefit) for credit losses in the first quarter of 2021 was a benefit of $1.1 million, compared with a provision of $3.4 million in the first quarter of 2020. The change in the provision (benefit) is primarily due to improvements in the FHLBank’s assumptions, including forecasted housing prices, which are used to estimate expected credit losses.
•Other expenses increased $5.6 million to $26.0 million for the first quarter of 2021, compared with the same prior-year period. There were two primary drivers of the increase. FHLBank made a voluntary contribution to its defined benefit pension plan in the first quarter of 2021 but made no such contribution in the first quarter of 2020. In addition, there was an increased mark-to-market impact on deferred compensation.

    The Bank's return on average equity for the first quarter of 2021 was 5.21% compared to 3.39% for the first quarter of 2020.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2021 and 2020.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2021			2020
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell (1)	$5,095.9	$1.0	0.08	$10,275.3	$32.6	1.28
Interest-bearing deposits (2)	1,039.0	0.4	0.15	1,446.4	5.0	1.39
Investment securities (3)	12,463.1	40.9	1.33	16,756.5	100.0	2.40
Advances (4)	22,390.6	50.0	0.91	59,614.7	283.3	1.91
Mortgage loans held for portfolio (5)	4,852.9	32.3	2.70	5,191.3	45.0	3.49
Total interest-earning assets	45,841.5	124.6	1.10	93,284.2	465.9	2.01
Other assets (6)	1,045.5			751.6
Total assets	$46,887.0			$94,035.8
Liabilities and capital:
Deposits (2)	$992.7	$—	—	$585.7	$1.8	1.23
Consolidated obligation discount notes	12,093.6	2.7	0.09	28,631.9	101.1	1.42
Consolidated obligation bonds (7)	30,059.0	62.0	0.84	59,627.0	261.2	1.76
Other borrowings	129.8	1.9	5.95	318.9	6.1	7.75
Total interest-bearing liabilities	43,275.1	66.6	0.62	89,163.5	370.2	1.67
Other liabilities	648.8			607.9
Total capital	2,963.1			4,264.4
Total liabilities and capital	$46,887.0			$94,035.8
Net interest spread			0.48			0.34
Impact of noninterest-bearing funds			0.03			0.07
Net interest income/net interest margin		$58.0	0.51		$95.7	0.41
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $223.0 million in 2021and $267.5 million in 2020.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $22.1 million in 2021 and $46.1 million in 2020.

    Net interest income for the first quarter of 2021 decreased $37.7 million from the same prior year period due to a decrease in interest income, partially offset by lower interest expense. Interest-earning assets decreased 51% primarily due to lower average advances. The rate earned on interest-earning assets decreased 91 basis points due to lower yields across all categories. Interest income on all interest-earning assets declined due to both lower volume and a decrease in yield. The rate paid on interest-bearing liabilities decreased 105 basis points due to lower funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds decreased three basis points due to lower interest rates. In addition, the net interest margin was 51 basis points for the first quarter of 2021 and 41 basis points for the first quarter of 2020. The increase in net interest margin was primarily due to advance prepayment fees, lower funding costs, and a higher percentage of MBS and MPF assets which have wider spreads.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between three months ended March 31, 2021 and 2020.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2021 compared to 2020
	Three months ended March 31,
(in millions)	Volume	Rate	Total
Federal funds sold and securities purchased under agreements to resell	$(11.1)	$(20.5)	$(31.6)
Interest-bearing deposits	(1.1)	(3.5)	(4.6)
Investment securities	(21.7)	(37.4)	(59.1)
Advances	(127.1)	(106.2)	(233.3)
Mortgage loans held for portfolio	(2.9)	(9.8)	(12.7)
Total interest-earning assets	$(163.9)	$(177.4)	$(341.3)
Interest-bearing deposits	$0.7	$(2.5)	$(1.8)
Consolidated obligation discount notes	(37.7)	(60.7)	(98.4)
Consolidated obligation bonds	(97.2)	(102.0)	(199.2)
Other borrowings	(3.0)	(1.2)	(4.2)
Total interest-bearing liabilities	$(137.2)	$(166.4)	$(303.6)
Total decrease in net interest income	$(26.7)	$(11.0)	$(37.7)

    Interest income and interest expense both decreased in the first quarter of 2021 compared to 2020. Lower rates and lower volume drove the decreases in both interest income and interest expense. The rate decrease was primarily due to a decrease in market interest rates as a result of the Federal Reserve lowering the Federal funds target rate in response to the economic impacts of the COVID-19 pandemic. Lower volumes were primarily due to decreases in member advance activity as the federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. In addition, Federal funds sold and securities purchased under agreements to resell and investment securities decreased due to a reduction in short-term liquidity balances and paydowns on Agency mortgage-backed securities.

    The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2021 and 2020. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended March 31,
Product	2021	2020
RepoPlus/Mid-Term Repo	$6,191.9	$18,350.1
Core (Term)	15,958.3	40,979.0
Convertible Select	20.0	20.0
Total par value	$22,170.2	$59,349.1

    Variances in total advances shown above were driven primarily by decreased liquidity needs across the membership.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank's derivative activities on net interest income for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.9)	$—	$(0.9)
Gains (losses) on designated fair value hedges	—	2.2	—	—	2.2
Net interest settlements included in net interest income	(39.6)	(7.6)	—	7.4	(39.8)
Total effect on net interest income	$(39.6)	$(5.4)	$(0.9)	$7.4	$(38.5)

Three Months Ended March 31, 2020	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.4)	$—	$(0.4)
Gains (losses) on designated fair value hedges	(0.1)	(4.1)	—	0.4	(3.8)
Net interest settlements included in net interest income	(17.7)	(2.0)	—	9.7	(10.0)
Total effect on net interest income	$(17.8)	$(6.1)	$(0.4)	$10.1	$(14.2)

The variances in the derivative impacts from period to period are driven by the change in the average variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the benchmark interest rates. The Bank generally uses interest rate swaps to hedge a portion of fixed rate assets and fixed rate bonds, which convert the interest rates on those instruments from a fixed rate to a variable rate. The purpose of this strategy is to protect the net interest spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income.

The Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision for Credit Losses. The provision (benefit) for credit losses in the first quarter of 2021 was a benefit of $1.1 million compared with a provision of $3.4 million in the first quarter of 2020. The benefit in the first quarter of 2021 was primarily driven by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices. The provision in the first quarter of 2020 was primarily driven by private label MBS classified as AFS due to a decline in market values.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2021	2020
Net gains (losses) on investment securities	$(10.9)	$62.5
Net gains (losses) on derivatives and hedging activities	13.7	(97.4)
Standby letters of credit fees	5.9	5.4
Other, net	0.7	(1.8)
Total other noninterest income (loss)	$9.4	$(31.3)

    The Bank's change in total other noninterest income (loss) for the first quarter of 2021 compared to the same prior year period was primarily due to the net gains on derivatives and hedging activities, partially offset by the net losses on investment securities. The net losses on investment securities reflects the impact of fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio.

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

    The following tables detail the net effect of derivatives and hedging activities on non-interest income for the three months ended March 31, 2021 and 2020.

	Three months ended March 31, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$12.4	$2.1	$(1.0)	$—	$—	$13.5
Other (1)	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$—	$12.4	$2.1	$(1.0)	$—	$0.2	$13.7

	Three months ended March 31, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(16.7)	$(89.6)	$(13.4)	$14.4	$7.7	$—	$(97.6)
Other (1)	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$(16.7)	$(89.6)	$(13.4)	$14.4	$7.7	$0.2	$(97.4)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $13.5 million in the first quarter of 2021 compared to net losses of $(97.6) million for the first quarter of 2020. The net gains observed during the first quarter of 2021 were primarily on the Bank’s asset swaps and were attributed to slight increases in mid and long term interest rates compared to the interest rate decreases observed during the first quarter of 2020. The total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $3.2 billion at March 31, 2021 from $3.1 billion at December 31, 2020.

Other Expense

The Bank's total other expenses increased $5.6 million to $26.0 million for the first quarter of 2021, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits expenses. The Bank made a $2.8 million voluntary contribution to its defined benefit pension plan in the first quarter of 2021 but made no such contribution in the first quarter of 2020. In addition, compensation and benefits expenses increased due to the mark-to-market impact on deferred compensation.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2020 Form 10-K.

Assets

    Total assets were $40.9 billion at March 31, 2021, compared with $47.7 billion at December 31, 2020, a decrease of $6.8 billion. The decrease was primarily due to advances. Advances totaled $19.3 billion at March 31, 2021, a decrease of $5.7 billion compared to $25.0 billion at December 31, 2020.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for high quality liquid assets using full year average balances, was 65.9 % as of March 31, 2021 and 74.5% as of December 31, 2020. The decrease in the core mission asset ratio was primarily due to the decrease in average advances.

    Advances. Advances (par) totaled $19.1 billion at March 31, 2021 compared to $24.7 billion at December 31, 2020. At March 31, 2021, the Bank had advances to 141 borrowing members, compared to 146 borrowing members at December 31, 2020. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. Advances outstanding to the Bank’s five largest borrowers decreased to 57.8% of total advances as of March 31, 2021, compared to 61.4% at December 31, 2020.

The following table provides information on advances at par by redemption terms at March 31, 2021 and December 31, 2020.

(in millions)	March 31, 2021	December 31, 2020
Fixed-rate
Due in 1 year or less (1)	$6,540.1	$6,607.2
Due after 1 year through 3 years	5,681.2	7,182.3
Due after 3 years through 5 years	1,650.5	2,192.5
Thereafter	154.1	169.2
Total par value	$14,025.9	$16,151.2

Fixed-rate, callable or prepayable(1)
Due after 1 year through 3 years	$—	$50.0
Total par value	$—	$50.0

Variable-rate
Due in 1 year or less (1)	$4,055.1	$6,664.6
Due after 1 year through 3 years	100.0	100.0
Due after 3 years through 5 years	3.1	3.1
Total par value	$4,158.2	$6,767.7

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$600.0	$1,400.0
Due after 1 year through 3 years	10.0	10.0
Due after 3 years through 5 years	40.0	40.0
Total par value	$650.0	$1,450.0

Other(3)
Due in 1 year or less	$80.6	$89.0
Due after 1 year through 3 years	111.8	120.8
Due after 3 years through 5 years	55.3	55.2
Thereafter	34.2	41.0
Total par value	$281.9	$306.0
Total par balance	$19,116.0	$24,724.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2021 or December 31, 2020.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the three months ended March 31, 2021 and 2020. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

Member Classification	March 31, 2021	March 31, 2020
Super-Regional	2	2
Regional	3	3
Mid-size	32	34
CFI	97	113
Credit Union	14	20
Insurance	12	15
Total borrowing members during the period	160	187
Total membership	282	286
Percentage of members borrowing during the period	56.7%	65.4%

The following table provides information at par on advances by member classification at March 31, 2021 and December 31, 2020.

(in millions)	March 31, 2021	December 31, 2020
Member Classification
Super-Regional	$6,650.0	$9,350.0
Regional	2,390.0	3,366.0
Mid-size	3,483.3	3,938.7
CFI	2,274.5	2,510.9
Credit Union	899.6	1,002.2
Insurance	906.3	1,044.0
Non-member	2,512.3	3,513.1
Total	$19,116.0	$24,724.9

    As of March 31, 2021, total advances decreased 22.7% compared with balances at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2021.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at March 31, 2021 or December 31, 2020. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.9 billion at both March 31, 2021 and December 31, 2020.

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

Through the MPF Program, the Bank may grant a forbearance period to borrowers due to COVID-19-related difficulties regardless of the status of the loan at the time of the request. Despite granting the forbearance period, the Bank continues to apply its accounting policy for determining days past due, non-accrual, and charge-offs during the forbearance period. For MPF loans that have been granted a forbearance period, there has been no change in the terms of the loans. For MPF loans that have received COVID-19-related forbearance and meet certain criteria, the Bank may not charge-off the MPF loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. After the forbearance period the Bank may modify the borrower's MPF loan. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). For additional information, refer to Note 4 - Mortgage Loans Held for Portfolio in this Form 10-Q.

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for both the Bank's mortgage loans and Banking on Business (BOB) loans for the first three months of 2021 and 2020. Balances regarding the Bank’s loan products are summarized below.

(in millions)	March 31, 2021	December 31, 2020
Advances (1)	$19,272.4	$24,971.1
Mortgage loans held for portfolio, net (2)	4,866.2	4,886.2
Nonaccrual mortgage loans (3)	79.4	90.8
Mortgage loans 90 days or more delinquent and still accruing interest (4)	5.5	5.3
BOB loans, net	20.8	21.2
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs. The amounts include approximately $55.9 million and $62.3 million related to loans in forbearance or repayment programs as a result of COVID-19 at March 31, 2021 and December 31, 2020, respectively.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program improved slightly compared to December 31, 2020, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2021, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.8% of the MPF Original portfolio, 3.5% of the MPF Plus portfolio, and 2.3% of the MPF 35 portfolio, compared with 1.1%, 3.5%, and 2.4%, respectively, at December 31, 2020. The amount of seriously delinquent loans declined across the Bank's MPF portfolio compared to December 31, 2020, as loans continued to exit forbearance and repayment programs related to COVID-19.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2021 and December 31, 2020.

	MPF CE structure March 31, 2021		ACL March 31, 2021
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.8	$99.9	$2.9	$(2.6)	$(0.2)	$(1.1)	$(1.0)
MPF 35	14.1	138.9	3.7	(0.8)	—	(3.3)	(0.4)
MPF Plus	15.0	4.4	7.2	(1.7)	—	(0.4)	5.1
Total	$35.9	$243.2	$13.8	$(5.1)	$(0.2)	$(4.8)	$3.7

	MPF CE structure December 31, 2020		ACL December 31, 2020
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.7	$96.2	$4.2	$(2.6)	$(0.5)	$(1.9)	$(0.8)
MPF 35	13.2	130.9	6.2	(0.6)	—	(4.6)	1.0
MPF Plus	15.3	4.4	7.2	(1.9)	—	(0.5)	4.8
Total	$35.2	$231.5	$17.6	$(5.1)	$(0.5)	$(7.0)	$5.0
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

    The ACL on mortgage loans decreased $1.3 million during the first three months of 2021 primarily due to lower estimates of expected credit losses in the MPF Original and MPF 35 products, which were primarily driven by an improvement in forecasted housing prices.

The Bank continued to consider potential economic impacts resulting from the COVID-19 pandemic when assessing expected credit losses on its MPF portfolio. The Bank continues to monitor developments and assess the impact of the pandemic on the Bank's MPF portfolio, including with respect to market assumptions, borrower performance, and regulatory relief.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at March 31, 2021 decreased by approximately $0.2 billion compared to December 31, 2020. The Bank has sustained its liquidity portfolio to be consistent with the decreased member activity during the quarter.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $10.5 billion at March 31, 2021 and $11.5 billion at December 31, 2020. The decline was primarily due to paydowns on agency MBS.

Investment securities, including all trading, AFS, and HTM securities, totaled $12.3 billion at March 31, 2021, compared to $13.1 billion at December 31, 2020. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2021	December 31, 2020
Trading securities:
Non-MBS:
U.S. Treasury obligations	$1,244.8	$899.4
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	248.2	256.6
Total trading securities	$1,493.0	$1,156.0
Yield on trading securities	1.75%	2.31%
AFS securities:
U.S. Treasury obligations	$271.0	$—
GSE and TVA obligations	1,592.2	1,643.7
State or local agency obligations	235.4	241.7
MBS:
U.S. obligations single-family MBS	547.1	602.1
GSE single-family MBS	2,891.7	3,262.9
GSE multifamily MBS	3,193.2	3,473.4
Private label MBS	237.6	252.6
Total AFS securities	$8,968.2	$9,476.4
Yield on AFS securities	1.53%	1.56%
HTM securities:
Certificates of deposit	$250.0	$750.0
MBS:
U.S. obligations single-family MBS	110.4	120.6
GSE single-family MBS	837.0	989.8
GSE multifamily MBS	527.6	530.2
Private label MBS	87.5	93.1
Total HTM securities	$1,812.5	$2,483.7
Yield on HTM securities	2.40%	1.99%
Total investment securities	$12,273.7	$13,116.1
Yield on investment securities	1.68%	1.70%

As of March 31, 2021, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Fannie Mae	$5,005.4	$5,023.6
Freddie Mac	2,469.6	2,502.3
Federal Farm Credit Banks	1,729.1	1,729.1
U.S. Treasury	1,515.8	1,515.8
Ginnie Mae	657.5	658.7
Total	$11,377.4	$11,429.5

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At March 31, 2021 and December 31, 2020, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at March 31, 2021 or December 31, 2020.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $2.8 million at March 31, 2021 and $2.4 million at December 31, 2020.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at March 31, 2021 or December 31, 2020.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at March 31, 2021 increased to $1,305.7 million from $923.4 million at December 31, 2020.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $36.4 billion at March 31, 2021, a decrease of $7.0 billion from December 31, 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, liquidity portfolio and total asset balances.

    Discount notes outstanding at March 31, 2021 increased to $12.2 billion from $9.5 billion at December 31, 2020. At March 31, 2021, the Bank’s bonds outstanding decreased to $24.2 billion compared to $33.9 billion at December 31, 2020. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

For additional information on the Bank's consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2020 Form 10-K.

Commitments and Off-Balance Sheet Items. As of March 31, 2021, the Bank was obligated to fund approximately $21.6 million in additional advances and BOB loans, $132.3 million of mortgage loans, and to issue $258.0 million in consolidated obligations. In addition, the Bank had $19.0 billion in outstanding standby letters of credit as of March 31, 2021. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2021		December 31, 2020
Commercial banks	135	$1,077.3	135	$1,262.3
Savings institutions	51	110.5	51	114.3
Insurance companies	31	78.2	30	83.6
Credit unions	63	62.3	63	67.2
Community Development Financial Institution (CDFI)	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	282	$1,328.7	281	$1,527.8
Mandatorily redeemable capital stock		102.6		142.8
Total capital stock		$1,431.3		$1,670.6

    The total number of members as of March 31, 2021 increased by one member compared to December 31, 2020. The Bank added one new member, and there were no reductions in the membership.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2021 and December 31, 2020.

(dollars in millions)	March 31, 2021
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$248.5	17.4%
First National Bank of Pennsylvania, Greenville, PA	145.9	10.2
TD Bank N.A., Wilmington, DE	145.9	10.2

(dollars in millions)	December 31, 2020
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$276.5	16.6%
PNC Bank, N.A., Wilmington, DE (1)	185.0	11.1
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $468 million and an overall retained earnings need of $673 million as of March 31, 2021. The Bank's retained earnings were $1,393.0 million at March 31, 2021.

Retained earnings increased slightly to $1,393.0 million at March 31, 2021, compared to $1,376.8 million at December 31, 2020. The increase in retained earnings during the first quarter of 2021 reflected net income that was largely offset by dividends paid. Total retained earnings at March 31, 2021 included unrestricted retained earnings of $935.6 million and restricted retained earnings (RRE) of $457.4 million. At March 31, 2021, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in the first quarter of 2021. For additional information, see Note 7 - Capital in this Form 10-Q.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2020 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	March 31, 2021	December 31, 2020
Permanent capital:
Capital stock (1)	$1,431.3	$1,670.6
Retained earnings	1,393.0	1,376.8
Total permanent capital	$2,824.3	$3,047.4
RBC requirement:
Credit risk capital	$180.1	$189.3
Market risk capital	282.8	211.2
Operations risk capital	138.8	120.2
Total RBC requirement	$601.7	$520.7
Excess permanent capital over RBC requirement	$2,222.6	$2,526.7
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of March 31, 2021 is mainly related to the increase in the market risk capital requirement. The increase was primarily driven by the increase in long-term interest rates in the first quarter of 2021 and corresponding changes to the scenarios used to determine the required market risk capital. Despite the significant decline in permanent capital due to member advance declines and associated reduction in capital stock, the Bank continues to maintain significant excess permanent capital over the RBC requirement.

On March 24, 2021, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2020. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2021.

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2020 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2020 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the three months ended March 31, 2021.

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

LIBOR Transition

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter (LIBOR Supervisory Letter) to the FHLBanks and the Office of Finance to help ensure that the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the Finance Agency for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

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

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, the Financial Conduct Authority further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings.

Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcements constitutes an index cessation event under the Protocol and Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement.

The Bank does not expect this announcement to have a material effect on the Bank’s financial condition or results of operations. For a discussion of the potential impact of the LIBOR transition, refer to the Operational and Business Risks section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CARES Act. To address the COVID-19 pandemic and its economic impact, since March 2020 Congress passed a number of laws making available several trillion dollars in economic relief and resources. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act was in addition to previous relief legislation passed by Congress in March 2020. The legislation provided, among other things, the following:

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

American Rescue Plan Act of 2021. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the PPP loan program. Also, as part of the legislation, eligibility for PPP was expanded to include certain nonprofits and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021.

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility. On March 8, 2021, the Federal Reserve issued a press release announcing it will extend the Paycheck Protection Program Liquidity Facility (PPPLF), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021 since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

Finance Agency Extension of Loan Origination Flexibilities. On March 31, 2020, the Finance Agency announced authorization of loan processing flexibilities for Fannie Mae and Freddie Mac customers. Origination flexibilities included allowing desktop appraisals on new construction loans; allowing flexibility on demonstrating construction has been completed; allowing flexibility for borrowers to provide certain documentation; and expanding the use of power of attorney and remote online notarizations. On March 11, 2021, the Finance Agency extended previously authorized COVID-related loan flexibilities to April 30, 2021; all such flexibilities were set to expire on March 31, 2021. The flexibilities extended to April 30, 2021 included alternative appraisals on purchase and rate term refinance loans; alternative methods for documenting income and verifying employment before loan closing; and expanding the use of power of attorney to assist with loan closings. On April 21, 2021, the Finance Agency announced that some temporary loan origination flexibilities have been extended until May 31, 2021, which includes flexibilities for alternative appraisals on purchase and rate-term refinance loans. Temporary flexibilities related to employment verification, condominium project reviews, and expanded power of attorney are being allowed to expire on April 30, 2021.

While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continues to evaluate the potential impact of such legislation on the Bank’s business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral; and the impacts on the Bank’s MPF program.

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

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include, market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user computing tools, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends, including those described in Item 1A. Risk Factors in the Bank's 2020 Form 10-K. Details regarding the Bank's risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2020 Form 10-K.

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
The MV/CS ratio was 206.3% at March 31, 2021 and 188.2% at December 31, 2020. The increase was primarily due to the decrease in capital stock as a result of lower advances.

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

The following table presents the Bank's duration of equity exposure at March 31, 2021 and December 31, 2020. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
March 31, 2021	0.4	1.7	2.8
December 31, 2020	(0.9)	0.9	3.2

    Duration of equity changes in the first three months of 2021 were mainly the result of the increase in long-term interest rates and funding actions. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

        The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the low rate environment, management replaced a "down 200 basis points parallel rate" scenario with a "down 100 basis points longer term rate shock" as an additional non-parallel rate scenario that reflects a decline in longer-term rates and temporarily suspended the “down 100 basis points parallel” and “100 basis point steeper” shocks.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2021	(36)	67	115
December 31, 2020	(32)	40	118

    Changes in ROE spread volatility in the first three months of 2021 primarily reflect the impact of higher long-term interest rates. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2021 and December 31, 2020.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At March 31, 2021, aggregate TCE was $40.6 billion, comprised of approximately $19.1 billion in advance principal outstanding, $21.2 billion in letters of credit (including forward commitments), $20.0 million in advance commitments and $293.3 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2020 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At March 31, 2021 and December 31, 2020, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

As noted above, the Bank monitors member credit quality on a regular basis. To date, no material deterioration due to the COVID-19 pandemic has occurred. Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its advance exposure.

The following table presents the Bank’s top five financial entities with respect to their TCE at March 31, 2021.

	March 31, 2021
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$14,241.7	35.1%
Ally Bank, UT (1)	5,164.9	12.7
JP Morgan Chase Bank, N.A., OH (2)	2,000.5	4.9
Fulton Bank, N.A., PA	1,824.8	4.5
Customers Bank, PA	1,779.1	4.4
	25,011.0	61.6
Other financial institutions	15,571.0	38.4
Total TCE outstanding	$40,582.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) In 2019, the Bank's member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A., a non-member of the Bank, with a principal place of business in Columbus, OH.

    Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of March 31, 2021.

	March 31, 2021
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$5,150.0	26.9%
JP Morgan Chase Bank, N.A., OH (2)	2,000.0	10.5
First National Bank of Pennsylvania, PA	1,530.0	8.0
PNC Bank, National Association, DE (3)	1,500.0	7.9
Santander Bank, National Association, DE (4)	860.0	4.5
	11,040.0	57.8
Other borrowers	8,076.0	42.2
Total advances	$19,116.0	100.0%
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

The average year-to-date March 31, 2021 balances for the five largest borrowers totaled $13.2 billion, or 59.7% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $19.0 billion at March 31, 2021 and $19.7 billion at December 31, 2020, primarily related to public unit deposits. Available master standby letters of credit of $2.0 billion at March 31, 2021 and $1.2 billion at December 31, 2020 are not included in these totals. The Bank had a concentration of letters of credit with one member (TD Bank) of $12.8 billion or 68% of the total at March 31, 2021 and $12.6 billion or 64% of the total at December 31, 2020.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2020 Form 10-K for additional information related to the Bank’s Collateral Policy. Beginning in the first quarter of 2021, the Bank accepts certain electronic mortgage notes (eNotes) that comply with the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2020 Form 10-K.

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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$93,324.7	46.4%	$170.4	11.0%	$4,250.8	75.8%	$97,745.9	47.0%
High quality investment securities	1,323.8	0.7	1,198.5	77.8	1,313.6	23.4	3,835.9	1.8
ORERC/CFI eligible collateral	86,138.9	42.9	150.7	9.8	43.9	0.8	86,333.5	41.5
Multi-family residential mortgage loans	20,151.0	10.0	21.1	1.4	—	—	20,172.1	9.7
Total eligible collateral value	$200,938.4	100.0%	$1,540.7	100.0%	$5,608.3	100.0%	$208,087.4	100.0%
Total TCE	$36,923.5	91.0%	$882.1	2.2%	$2,776.4	6.8%	$40,582.0	100.0%
Number of members	167	86.1%	13	6.7%	14	7.2%	194	100.0%

	December 31, 2020
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$94,362.6	45.7%	$211.7	12.2%	$5,211.0	77.6%	$99,785.3	46.4%
High quality investment securities	1,485.9	0.7	1,376.5	79.2	1,475.5	21.9	4,337.9	2.0
ORERC/CFI eligible collateral	89,983.1	43.5	136.3	7.8	35.6	0.5	90,155.0	41.9
Multi-family residential mortgage loans	20,852.3	10.1	13.8	0.8	—	—	20,866.1	9.7
Total eligible collateral value	$206,683.9	100.0%	$1,738.3	100.0%	$6,722.1	100.0%	$215,144.3	100.0%
Total TCE	$41,277.4	89.7%	$980.2	2.1%	$3,783.4	8.2%	$46,041.0	100.0%
Number of members	167	85.6%	14	7.2%	14	7.2%	195	100.0%

Credit and Counterparty Risk - Investments

    The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, NRSROs credit ratings and/or the financial health of the underlying issuer.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2021 and December 31, 2020, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2021(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$752.9	$—	$—	$—	$752.9
Securities purchased under agreements to resell	—	—	750.0	—	—	—	750.0
Federal funds sold	—	150.0	1,630.0	—	—	—	1,780.0
Total money market investments	—	150.0	3,132.9	—	—	—	3,282.9
Investment securities:
U.S. Treasury obligations	—	1,515.8	—	—	—	—	1,515.8
Certificates of deposit	—	—	250.0	—	—	—	250.0
GSE and TVA obligations	—	1,840.4	—	—	—	—	1,840.4
State or local agency obligations	24.5	210.9	—	—	—	—	235.4
Total non-MBS	24.5	3,567.1	250.0	—	—	—	3,841.6
U.S. obligations single-family MBS	—	657.5	—	—	—	—	657.5
GSE single-family MBS	—	3,728.7	—	—	—	—	3,728.7
GSE multifamily MBS	—	3,720.8	—	—	—	—	3,720.8
Private label MBS	—	12.3	29.2	19.8	98.8	165.0	325.1
Total MBS	—	8,119.3	29.2	19.8	98.8	165.0	8,432.1
Total investments	$24.5	$11,836.4	$3,412.1	$19.8	$98.8	$165.0	$15,556.6

	December 31, 2020 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$950.8	$—	$—	$—	$950.8
Securities purchased under agreements to resell	—	—	500.0	100.0	—	—	600.0
Federal funds sold	—	—	1,850.0	—	—	—	1,850.0
Total money market investments	—	—	3,300.8	100.0	—	—	3,400.8
Investment securities:
U.S. Treasury obligations	—	899.4	—	—	—	—	899.4
Certificates of deposit	—	250.0	500.0	—	—	—	750.0
GSE and TVA obligations	—	1,900.3	—	—	—	—	1,900.3
State or local agency obligations	26.0	215.7	—	—	—	—	241.7
Total non-MBS	26.0	3,265.4	500.0	—	—	—	3,791.4
U.S. obligations single-family MBS	—	722.7	—	—	—	—	722.7
GSE single-family MBS	—	4,252.7	—	—	—	—	4,252.7
GSE multifamily MBS	—	4,003.6	—	—	—	—	4,003.6
Private label MBS	—	14.6	18.5	14.2	111.3	187.1	345.7
Total MBS	—	8,993.6	18.5	14.2	111.3	187.1	9,324.7
Total investments	$26.0	$12,259.0	$3,819.3	$114.2	$111.3	$187.1	$16,516.9
Notes:
(1) Balances exclude total accrued interest of $25.6 million for March 31, 2021 and $28.2 million for December 31, 2020.

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

As of March 31, 2021, the Bank had unsecured exposure to 10 counterparties totaling $2.8 billion, with four counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2021 and December 31, 2020. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	March 31, 2021	December 31, 2020
Interest-bearing deposits	$752.9	$950.8
Certificates of deposit	250.0	750.0
Federal funds sold	1,780.0	1,850.0
Total	$2,782.9	$3,550.8
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

    As of March 31, 2021, 73% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. The Bank erroneously exceeded the regulatory unsecured credit limit for one counterparty at March 31, 2021, and in the course of its review determined that it had similarly exceeded the limit for this counterparty at June 30 and September 30, 2020 as well. The Bank subsequently cured the non-compliance by April 30, 2021.

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

(in millions)
March 31, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$752.9	$752.9
U.S. branches and agency offices of foreign commercial banks:
Australia	—	750.0	750.0
Canada	—	150.0	150.0
Finland	150.0	—	150.0
France	—	250.0	250.0
Germany	—	250.0	250.0
Netherlands	—	480.0	480.0
Total U.S. branches and agency offices of foreign commercial banks	150.0	1,880.0	2,030.0
Total unsecured investment credit exposure	$150.0	$2,632.9	$2,782.9

(in millions)
December 31, 2020 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$950.8	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	—	750.0	750.0
Canada	250.0	1,100.0	1,350.0
Netherlands	—	500.0	500.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	2,350.0	2,600.0
Total unsecured investment credit exposure	$250.0	$3,300.8	$3,550.8
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA-rated investments at March 31, 2021 or December 31, 2020.

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

(in millions)
March 31, 2021
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$752.9	$—	$—	$752.9
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	150.0	—	—	150.0
Finland	150.0	—	—	150.0
France	250.0	—	—	250.0
Germany	—	250.0	—	250.0
Netherlands	480.0	—	—	480.0
Total U.S. branches and agency offices of foreign commercial banks	1,780.0	250.0	—	2,030.0
Total unsecured investment credit exposure	$2,532.9	$250.0	$—	$2,782.9

(in millions)
December 31, 2020
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$950.8	$—	$—	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	600.0	500.0	250.0	1,350.0
Netherlands	500.0	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,850.0	500.0	250.0	2,600.0
Total unsecured investment credit exposure	$2,800.8	$500.0	$250.0	$3,550.8

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $1.5 million at March 31, 2021 and $0.9 billion at December 31, 2020.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $9.9 billion at March 31, 2021 and $10.9 billion at December 31, 2020.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $235.4 million at March 31, 2021 and $241.7 million at December 31, 2020.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio at March 31, 2021 was $325.1 million, which was a decrease of $20.6 million from December 31, 2020. This decline was primarily due to repayments.

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

The Bank recorded a provision for credit losses of $0.3 million on its private label MBS for the three months ended March 31, 2021 and $2.8 million for the three months ended March 31, 2020. Because the Bank does not intend to sell and will not be required to sell any securities with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its private label MBS securities amortized cost basis for the difference between amortized cost and fair value. The Bank has not recorded credit losses on any other type of security (i.e., U.S. Agency MBS or non-MBS securities).

When the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a benefit for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities was $3.7 million for the first quarter of 2021 and $4.0 million for the same period in 2020.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any conventional mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.9 billion, at both March 31, 2021 and December 31, 2020, after an allowance for credit losses of $3.7 million at March 31, 2021 and $5.0 million at December 31, 2020.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2021, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of March 31, 2021, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2021 was $28.9 million and $8.7 million, respectively. The corresponding amounts at December 31, 2020 were $30.0 million and $8.9 million.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2020 Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.1 million at both March 31, 2021 and December 31, 2020.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2021. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2021.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2021 and December 31, 2020.

(in millions)	March 31, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$605.0	$0.9	$(0.3)	$0.6
Cleared derivatives (2)	14,178.7	—	120.7	120.7
Liability positions with credit exposure:
Uncleared derivatives
A	27.2	(0.2)	0.3	0.1
BBB	228.1	(0.4)	1.2	0.8
Cleared derivatives (2)
Total derivative positions with credit exposure to non-member counterparties	15,039.0	0.3	121.9	122.2
Member institutions (3)	132.3	—	—	—
Total	$15,171.3	$0.3	$121.9	$122.2
Derivative positions without credit exposure	612.3
Total notional	$15,783.6

(in millions)	December 31, 2020
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$805.0	$0.3	$—	$0.3
Cleared derivatives (2)	16,077.1	—	135.6	135.6
Liability positions with credit exposure:
Uncleared derivatives
A	27.3	(0.3)	0.5	0.2
BBB	234.2	(1.0)	1.2	0.2
Total derivative positions with credit exposure to non-member counterparties	17,143.6	(1.0)	137.3	136.3
Member institutions (3)	60.6	0.7	—	0.7
Total	$17,204.2	$(0.3)	$137.3	$137.0
Derivative positions without credit exposure	237.8
Total notional	$17,442.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2021. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Represents derivative transactions cleared through Clearing Houses.
(3) Member institutions include mortgage delivery commitments.

    The Bank annually underwrites each counterparty and country and regularly monitors NRSRO rating actions and other publications to assess credit risk and determine if there have been any changes to credit quality. This includes actively monitoring counterparties with an elevated risk profile and assessing approximate indirect exposure to foreign sovereign debt.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of March 31, 2021. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $16.6 billion at March 31, 2021 and $15.7 billion at December 31, 2020.

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During the first quarter of 2021, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, particularly funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

    Refinancing Risk. There are inherent risks in utilizing short-term funding to support longer-dated assets and the Bank may be exposed to refinancing and investor concentration risks (collectively, refinancing risk). Refinancing risk includes the risk the Bank could have difficulty in rolling over short-term obligations when market conditions change. In managing and monitoring the amounts of financial assets that require refinancing, the Bank considers their contractual maturities, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments, embedded call optionality, and scheduled amortizations). The Bank and the Office of Finance (OF) jointly monitor the combined refinancing risk of the FHLBank system. In managing and monitoring the amounts of assets that require refunding, the Bank may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at March 31, 2021. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2020 Form 10-K for additional information.

    Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 6 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2020 Form 10-K for additional information.

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

    The Bank continues to evaluate its risks and monitor the changes in the market as it relates to the cessation of LIBOR and the transition to an alternative rate (e.g., SOFR).  On March 5, 2021, the FCA confirmed that key LIBOR settings will cease as of June 30, 2023. The Bank has developed a LIBOR transition plan which addresses considerations such as: exposure, fallback language, systems preparation, and balance sheet management. In addition, the Bank has changed the index upon which it bases risk measures and executive compensation from LIBOR to average Federal funds rate.

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of March 31, 2021.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$3,635.0	$93.1	$3,728.1
Investments:
MBS	21.5	5,772.1	5,793.6
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	5,216.2	1,977.1	7,193.3
Uncleared	26.4	26.2	52.6
Total Principal/Notional Amounts	$8,899.1	$7,868.5	$16,767.6

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$4,705.0	$—	$4,705.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	2,491.1	60.0	2,551.1
Uncleared	40.0	—	40.0
Total Principal/Notional Amounts	$7,236.1	$60.0	$7,296.1

To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. As to advance contracts with its members, the Bank has added or adjusted fallback language. Similarly, fallback language has been added to consolidated obligation agreements. For derivatives, refer to Legislative and Regulatory Developments in Item 7 in the Bank's 2020 Form 10-K for more information on LIBOR transition ISDA fallbacks protocol. As to investments held by the Bank that are tied to LIBOR, the Bank is monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

The Bank continues to execute certain variable rate instruments that are indexed to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of March 31, 2021.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$3,728.1	$1,010.0	$—	$70.2	$4,808.3
Investments:
MBS	5,793.6	—	—	91.7	5,885.3
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	7,245.9	3,300.4	1,057.9	—	11,604.2
Total Principal/Notional Amounts	$16,767.6	$4,310.4	$1,057.9	$161.9	$22,297.8

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated obligations	$4,705.0	$2.2	$—	$—	$4,707.2
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	2,591.1	169.0	182.0	—	2,942.1
Total Principal/Notional Amounts	$7,296.1	$171.2	$182.0	$—	$7,649.3

For additional information on operating and business risks to the Bank associated with the LIBOR transition, including those items that are dependent actions by third parties and developments in the market, see Risk Factors in Item 1A and the "Operating and Business Risks" discussion in the Risk Management section and Legislative and Regulatory Developments of Item 7. in the Bank's 2020 Form 10-K as well as Legislative and Regulatory Developments in Item 2. in this Form 10-Q.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Interest income:
Advances	$50,015	$283,275
Interest-bearing deposits	381	5,007
Securities purchased under agreements to resell	128	7,389
Federal funds sold	826	25,215
Trading securities	4,331	18,133
Available-for-sale (AFS) securities	27,118	63,377
Held-to-maturity (HTM) securities	9,474	18,484
Mortgage loans held for portfolio	32,318	45,038
Total interest income	124,591	465,918
Interest expense:
Consolidated obligations - discount notes	2,675	101,070
Consolidated obligations - bonds	62,026	261,159
Deposits	25	1,785
Mandatorily redeemable capital stock and other borrowings	1,903	6,145
Total interest expense	66,629	370,159
Net interest income	57,962	95,759
Provision (benefit) for credit losses	(1,109)	3,448
Net interest income after provision (benefit) for credit losses	59,071	92,311
Other noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(10,877)	62,454
Net gains (losses) on derivatives and hedging activities (Note 5)	13,667	(97,410)
Standby letters of credit fees	5,857	5,383
Other, net	723	(1,760)
Total other noninterest income (loss)	9,370	(31,333)
Other expense:
Compensation and benefits	15,595	9,828
Other operating	7,300	7,117
Finance Agency	1,619	1,900
Office of Finance	1,440	1,529
Total other expense	25,954	20,374
Income before assessments	42,487	40,604
Affordable Housing Program (AHP) assessment	4,439	4,675
Net income	$38,048	$35,929

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$38,048	$35,929
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(4,224)	(67,374)
Reclassification of net (gains) included in net income relating to hedging activities	—	(1)
Pension and post-retirement benefits	185	169
Total other comprehensive income (loss)	(4,039)	(67,206)
Total comprehensive income (loss)	$34,009	$(31,277)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$890,911	$1,036,459
Interest-bearing deposits (Note 2)	758,430	956,628
Federal funds sold (Note 2)	1,780,000	1,850,000
Securities purchased under agreements to resell (Note 2)	750,000	600,000
Investment securities: (Note 2)
Trading securities	1,493,037	1,156,003
AFS securities, net; amortized cost of $8,831,606 and $9,335,210, respectively	8,968,212	9,476,385
HTM securities; fair value of $1,864,887 and $2,557,128, respectively	1,812,487	2,483,730
Total investment securities	12,273,736	13,116,118
Advances (Note 3)	19,272,387	24,971,119
Mortgage loans held for portfolio, net (Note 4)	4,866,156	4,886,207
Banking on Business (BOB) loans, net	20,756	21,236
Accrued interest receivable	81,556	90,702
Derivative assets (Note 5)	122,242	137,042
Other assets	98,114	47,380
Total assets	$40,914,288	$47,712,891

LIABILITIES AND CAPITAL
Liabilities
Deposits	$1,305,724	$923,371
Consolidated obligations: (Note 6)
Discount notes	12,209,252	9,510,085
Bonds	24,164,533	33,854,754
Total consolidated obligations	36,373,785	43,364,839
Mandatorily redeemable capital stock (Note 7)	102,598	142,807
Accrued interest payable	64,124	64,950
AHP payable	99,336	102,186
Derivative liabilities (Note 5)	3,232	4,459
Other liabilities	110,548	68,361
Total liabilities	38,059,347	44,670,973
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding 13,287 and 15,278 shares, respectively	1,328,659	1,527,841
Retained earnings:
Unrestricted	935,617	919,373
Restricted	457,378	457,378
Total retained earnings	1,392,995	1,376,751
Accumulated Other Comprehensive Income (AOCI)	133,287	137,326
Total capital	2,854,941	3,041,918
Total liabilities and capital	$40,914,288	$47,712,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$38,048	$35,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,443	24,480
Net change in derivatives and hedging activities	144,447	(374,979)
Net change in fair value adjustments on trading securities	10,877	—
Other adjustments, net	(605)	3,952
Net change in:
Trading securities	—	150,198
Accrued interest receivable	9,149	18,965
Other assets	(582)	3,571
Accrued interest payable	(826)	(53,132)
Other liabilities	(10,132)	(15,893)
Net cash provided by (used in) operating activities	$191,819	$(206,909)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $374 and $(572) (to) from other FHLBanks)	$213,366	$(134,727)
Securities purchased under agreements to resell	(150,000)	2,200,000
Federal funds sold	70,000	(5,830,000)
Trading securities:
Proceeds	—	—
Purchases	(399,875)	—
AFS securities:
Proceeds	715,606	571,462
Purchases	(222,102)	(285,862)
HTM securities:
Proceeds	1,169,464	533,236
Purchases	(500,000)	(346,552)
Advances:
Repaid	9,263,336	221,465,753
Originated	(3,654,164)	(233,633,055)
Mortgage loans held for portfolio:
Proceeds	445,018	194,788
Purchases	(435,024)	(319,364)
Other investing activities, net	(398)	(417)
Net cash provided by (used in) investing activities	$6,515,227	$(15,584,738)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three months ended March 31,
(in thousands)	2021	2020
FINANCING ACTIVITIES
Net change in deposits	$382,619	$236,008
Net proceeds from issuance of consolidated obligations:
Discount notes	65,568,117	84,364,213
Bonds	4,435,293	15,633,162
Payments for maturing and retiring consolidated obligations:
Discount notes	(62,868,033)	(55,471,861)
Bonds	(14,109,395)	(25,523,380)
Proceeds from issuance of capital stock	166,449	2,183,720
Payments for repurchase/redemption of capital stock	(365,631)	(1,608,759)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(40,209)	(40,180)
Cash dividends paid	(21,804)	(56,150)
Net cash provided by (used in) financing activities	$(6,852,594)	$19,716,773
Net increase (decrease) in cash and due from banks	$(145,548)	$3,925,126
Cash and due from banks at beginning of the period	1,036,459	21,490
Cash and due from banks at end of the period	$890,911	$3,946,616
Supplemental disclosures:
Interest paid	$73,045	$386,095
AHP payments	7,290	9,149
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	—	20

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2019	$30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13	—	—	113	—	113	—	113
Comprehensive income (loss)	—	—	28,743	7,186	35,929	(67,206)	(31,277)
Issuance of capital stock	21,837	2,183,720	—	—	—	—	2,183,720
Repurchase/redemption of capital stock	(16,088)	(1,608,759)	—	—	—	—	(1,608,759)
Shares reclassified to mandatorily redeemable capital stock	—	(20)	—	—	—	—	(20)
Cash dividends	—	—	(56,150)	—	(56,150)	—	(56,150)
March 31, 2020	36,299	$3,629,937	$883,432	$422,474	$1,305,906	$24,620	$4,960,463

December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income	—	—	38,048	—	38,048	(4,039)	34,009
Issuance of capital stock	1,665	166,449	—	—	—	—	166,449
Repurchase/redemption of capital stock	(3,656)	(365,631)	—	—	—	—	(365,631)
Cash dividends	—	—	(21,804)	—	(21,804)	—	(21,804)
March 31, 2021	13,287	$1,328,659	$935,617	$457,378	$1,392,995	$133,287	$2,854,941

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in the Bank's 2020 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank adopted the following new accounting standards during the three months ended March 31, 2021.

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
		This ASU was effective for the Bank beginning January 1, 2021 and will be applied on a prospective basis for existing or newly purchased callable debt securities.	The adoption of this ASU did not have a significant impact on the Bank's financial statements.

    The Bank did not have any recently issued accounting standards which may have an impact on the Bank for the three months ended March 31, 2021.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at March 31, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At March 31, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At March 31, 2021 and December 31, 2020, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at March 31, 2021 and December 31, 2020. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At March 31, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

Notes to Unaudited Financial Statements (continued)
than certain investments targeted at low-income persons or communities.

    Trading Securities. The following table presents trading securities as of March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
U.S. Treasury obligations	$1,244,773	$899,421
GSE and TVA obligations	248,264	256,582
Total	$1,493,037	$1,156,003

The following table presents net gains (losses) on trading securities for the first three months of 2021 and 2020.

	Three months ended March 31,
(in thousands)	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(10,877)	$62,711
Net gains (losses) on trading securities sold/matured during the period	—	(257)
Net gains (losses) on trading securities	$(10,877)	$62,454

AFS Securities. The following tables present AFS securities as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$271,458	$—	$—	$(422)	$271,036
GSE and TVA obligations	1,534,844	—	57,329	—	1,592,173
State or local agency obligations	225,243	—	10,134	—	235,377
Total non-MBS	$2,031,545	$—	$67,463	$(422)	$2,098,586
MBS:
U.S. obligations single-family MBS	$540,676	$—	$6,436	$(40)	$547,072
GSE single-family MBS	2,868,070	—	23,877	(271)	2,891,676
GSE multifamily MBS	3,186,221	—	10,004	(3,020)	3,193,205
Private label MBS	205,094	(2,762)	35,458	(117)	237,673
Total MBS	$6,800,061	$(2,762)	$75,775	$(3,448)	$6,869,626
Total AFS securities	$8,831,606	$(2,762)	$143,238	$(3,870)	$8,968,212

	December 31, 2020
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,590,661	$—	$53,072	$—	$1,643,733
State or local agency obligations	227,248	—	14,382	—	241,630
Total non-MBS	$1,817,909	$—	$67,454	$—	$1,885,363
MBS:
U.S. obligations single-family MBS	$595,215	$—	$6,994	$(61)	$602,148
GSE single-family MBS	3,237,124	—	25,969	(213)	3,262,880
GSE multifamily MBS	3,466,937	—	10,235	(3,778)	3,473,394
Private label MBS	218,025	(2,417)	37,149	(157)	252,600
Total MBS	$7,517,301	$(2,417)	$80,347	$(4,209)	$7,591,022
Total AFS securities	$9,335,210	$(2,417)	$147,801	$(4,209)	$9,476,385
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $17.9 million and $16.9 million at March 31, 2021 and December 31, 2020.

Notes to Unaudited Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of March 31, 2021 and December 31, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$271,036	$(422)	$—	$—	$271,036	$(422)
MBS:
U.S. obligations single-family MBS	$4,072	$(13)	$23,996	$(27)	$28,068	$(40)
GSE single-family MBS	82,332	(149)	67,950	(122)	150,282	(271)
GSE multifamily MBS	133,753	(19)	1,894,398	(3,001)	2,028,151	(3,020)
Private label MBS	—	—	2,662	(117)	2,662	(117)
Total MBS	$220,157	$(181)	$1,989,006	$(3,267)	$2,209,163	$(3,448)
Total	$491,193	$(603)	$1,989,006	$(3,267)	$2,480,199	$(3,870)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$8,591	$(17)	$25,713	$(44)	$34,304	$(61)
GSE single-family MBS	54,657	(21)	217,942	(192)	272,599	(213)
GSE multifamily MBS	156,006	(70)	2,276,207	(3,708)	2,432,213	(3,778)
Private label MBS	1,767	(10)	2,631	(147)	4,398	(157)
Total MBS	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)
Total	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$112,948	$113,668	$73,115	$73,276
Due after one year through five years	727,860	738,502	570,540	581,853
Due after five years through ten years	857,824	894,067	789,408	820,239
Due after ten years	332,913	352,349	384,846	409,995
Total non-MBS	2,031,545	2,098,586	1,817,909	1,885,363
MBS	6,800,061	6,869,626	7,517,301	7,591,022
Total AFS securities	$8,831,606	$8,968,212	$9,335,210	$9,476,385

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms.  The following table details interest payment terms at March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Amortized cost of AFS non-MBS:
Fixed-rate	$2,031,545	$1,817,909
Variable-rate	—	—
Total non-MBS	$2,031,545	$1,817,909
Amortized cost of AFS MBS:
Fixed-rate	$1,184,194	$1,382,062
Variable-rate	5,615,867	6,135,239
Total MBS	$6,800,061	$7,517,301
Total amortized cost of AFS securities	$8,831,606	$9,335,210

    HTM Securities. The following tables present HTM securities as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$250,000	$12	$—	$250,012
MBS:
U.S. obligations single-family MBS	$110,391	$1,222	$—	$111,613
GSE single-family MBS	837,009	17,696	(7,813)	846,892
GSE multifamily MBS	527,643	40,996	—	568,639
Private label MBS	87,444	842	(555)	87,731
Total MBS	$1,562,487	$60,756	$(8,368)	$1,614,875
Total HTM securities (2)	$1,812,487	$60,768	$(8,368)	$1,864,887

	December 31, 2020
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$750,000	$77	$—	$750,077
MBS:
U.S. obligations single-family MBS	$120,539	$1,213	$—	$121,752
GSE single-family MBS	989,824	20,337	(1,053)	1,009,108
GSE multifamily MBS	530,240	53,555	—	583,795
Private label MBS	93,127	582	(1,313)	92,396
Total MBS	$1,733,730	$75,687	$(2,366)	$1,807,051
Total HTM securities (2)	$2,483,730	$75,764	$(2,366)	$2,557,128
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $3.6 million and $4.1 million at March 31, 2021 and December 31, 2020.
(2) No ACL was recorded for these securities as of March 31, 2021 and December 31, 2020.

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$250,000	$250,012	$750,000	$750,077
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total non-MBS	250,000	250,012	750,000	750,077
MBS	1,562,487	1,614,875	1,733,730	1,807,051
Total HTM securities	$1,812,487	$1,864,887	$2,483,730	$2,557,128

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Amortized cost of HTM non-MBS:
Fixed-rate	$250,000	$750,000
Variable-rate	—	—
Total non-MBS	$250,000	$750,000
Amortized cost of HTM MBS:
Fixed-rate	$1,340,345	$1,493,149
Variable-rate	222,142	240,581
Total MBS	$1,562,487	$1,733,730
Total HTM securities	$1,812,487	$2,483,730

    Debt Securities ACL. For HTM securities, there was no ACL at March 31, 2021 and December 31, 2020. For AFS securities, the Bank recorded an ACL only on its private label MBS at March 31, 2021 and December 31, 2020.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three months ended March 31, 2021.

	Private label MBS
	Three months ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$2,417	$—
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	345	2,834
Balance, end of period	$2,762	$2,834

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at March 31, 2021, the Bank employs the following methodologies by major security type.

Certificates of Deposits. The Bank invests in short-term investments, such as certificate of deposits, primarily to manage liquidity. The Bank’s certificates of deposits, which are unsecured, have original contractual maturities of one year or less. Due to their short duration, high credit quality, and insignificant expected credit losses, no ACL was recorded on certificates of deposits at March 31, 2021.

The Bank only purchases certificates of deposits considered investment quality. At March 31, 2021, all of these certificates of deposits, based on amortized cost, were rated BBB or above, by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

Notes to Unaudited Financial Statements (continued)

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at March 31, 2021.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At March 31, 2021, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

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

    The Bank only purchases state or local agency obligations considered investment quality. At March 31, 2021, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At March 31, 2021, the Bank expects to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2021, 21.0% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption as of March 31, 2021 and December 31, 2020.

(dollars in thousands)	March 31, 2021		December 31, 2020
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$11,275,906	1.03%	$14,760,790	0.84%
Due after 1 year through 2 years	4,873,953	2.29	5,878,635	2.25
Due after 2 years through 3 years	1,028,978	1.93	1,584,471	2.08
Due after 3 years through 4 years	1,437,851	2.01	1,126,992	1.85
Due after 4 years through 5 years	311,033	1.33	1,163,781	1.91
Thereafter	188,310	2.62	210,220	2.55
Total par value	19,116,031	1.49%	24,724,889	1.37%
Deferred prepayment fees	(1,197)		(3,673)
Hedging adjustments	157,553		249,903
Total book value (1)	$19,272,387		$24,971,119
Notes:
(1) Amounts exclude accrued interest receivable of $30.6 million and $36.6 million at March 31, 2021 and December 31, 2020.

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

At March 31, 2021 and December 31, 2020, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)
The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of March 31, 2021 and December 31, 2020.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Due in 1 year or less	$11,325,906	$14,860,790	$11,295,906	$14,780,790
Due after 1 year through 2 years	4,863,953	5,818,635	4,873,953	5,878,635
Due after 2 years through 3 years	1,028,978	1,584,471	1,022,978	1,578,471
Due after 3 years through 4 years	1,397,851	1,086,992	1,428,851	1,121,992
Due after 4 years through 5 years	311,033	1,163,781	306,033	1,154,781
Thereafter	188,310	210,220	188,310	210,220
Total par value	$19,116,031	$24,724,889	$19,116,031	$24,724,889

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Fixed-rate – overnight	$45,900	$37,225
Fixed-rate – term:
Due in 1 year or less	6,574,856	6,658,991
Thereafter	7,687,025	9,810,998
Total fixed-rate	14,307,781	16,507,214
Variable-rate:
Due in 1 year or less	4,655,150	8,064,575
Thereafter	153,100	153,100
Total variable-rate	4,808,250	8,217,675
Total par value	$19,116,031	$24,724,889

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of March 31, 2021, the Bank had advances of $11.0 billion outstanding to the five largest borrowers, which represented 57.8% of the total principal amount of advances outstanding. Of these five, two had outstanding advance balances that were each in excess of 10% of the total portfolio at March 31, 2021.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2021 and December 31, 2020, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2021 and December 31, 2020, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at March 31, 2021 or December 31, 2020.

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

The following table presents balances as of March 31, 2021 and December 31, 2020 for mortgage loans held for portfolio.

(in thousands)	March 31, 2021	December 31, 2020
Fixed-rate long-term single-family mortgages (1)	$4,590,782	$4,610,761
Fixed-rate medium-term single-family mortgages (1)	181,215	181,535
Total par value	4,771,997	4,792,296
Premiums	89,859	87,424
Discounts	(2,218)	(2,439)
Hedging adjustments	10,254	13,898
Total mortgage loans held for portfolio (2)	$4,869,892	$4,891,179
Allowance for credit losses on mortgage loans	(3,736)	(4,972)
Mortgage loans held for portfolio, net	$4,866,156	$4,886,207
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $25.1 million at March 31, 2021 and $25.7 million at December 31, 2020.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Conventional loans	$4,620,635	$4,633,848
Government-guaranteed/insured loans	151,362	158,448
Total par value	$4,771,997	$4,792,296

Purchases, Sales and Reclassifications. During the three months ended March 31, 2021 and 2020, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Unaudited Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$19,874	$25,585	$45,459
Past due 60-89 days	6,337	8,352	14,689
Past due 90 days or more	20,447	49,502	69,949
Total past due loans	$46,658	$83,439	$130,097
Current loans	1,450,554	3,134,072	4,584,626
Total conventional loans (2)	$1,497,212	$3,217,511	$4,714,723

	December 31, 2020
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$14,211	$26,825	$41,036
Past due 60-89 days	5,719	10,950	16,669
Past due 90 days or more	18,070	61,185	79,255
Total past due loans	$38,000	$98,960	$136,960
Current loans	1,132,774	3,458,941	4,591,715
Total conventional loans (3)	$1,170,774	$3,557,901	$4,728,675
Note:
(1) The amortized cost at March 31, 2021 and December 31, 2020 excludes accrued interest receivable.
(2) Includes approximately $72.7 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $2.2 million was current, $7.1 million was 30-59 days past due, $7.5 million was 60-89 days past due, and $55.9 million was 90 days or more past due at March 31, 2021.
(3) Includes approximately $83.9 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $1.7 million was current, $10.3 million was 30-59 days past due, $9.6 million was 60-89 days past due, and $62.3 million was 90 days or more past due at December 31, 2020.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at March 31, 2021 and December 31, 2020.

	March 31, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$7,976	$1,484	$9,460
Serious delinquency rate (2)	1.5%	3.9%	1.6%
Past due 90 days or more still accruing interest	$—	$5,674	$5,674
Loans on nonaccrual status (3)	$79,419	$—	$79,419

	December 31, 2020
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$8,238	$1,667	$9,905
Serious delinquency rate (2)	1.7%	3.7%	1.8%
Past due 90 days or more still accruing interest	$—	$5,483	$5,483
Loans on nonaccrual status (3)	$91,201	$—	$91,201
Note:

Notes to Unaudited Financial Statements (continued)
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

Conventional MPF - COVID-19-Related Modifications. Through the MPF Program, the Bank may grant a forbearance period to borrowers due to COVID-19-related difficulties regardless of the status of the loan at the time of the request. The Bank continues to apply its accounting policy for determining days past due, non-accrual, and charge-offs during the forbearance period. For MPF loans that have received COVID-19-related forbearance and meet certain criteria, the Bank may not charge-off the MPF loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. After the forbearance period, the Bank may modify the borrower's MPF loan. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. For additional information regarding the CARES Act, refer to Note 1 - Summary of Significant Accounting Policies in the Bank's 2020 Form 10-K.

The par value of conventional loans in a forbearance or repayment plan as a result of the COVID-19 pandemic was $72.7 million at March 31, 2021 and $83.9 million at December 31, 2020. These amounts represented 1.5% of mortgage loans held for portfolio at March 31, 2021 and 1.8% at December 31, 2020. Of the conventional loans in a forbearance plan as a result of COVID-19, approximately 90% and 93% of the loans were not deemed to be collateral dependent and not charged-off as of March 31, 2021 and December 31, 2020, respectively.

Conventional MPF - Expected Recoveries. The Bank recognizes a recovery through the provision for credit losses when expected lifetime credit losses are less than the amounts previously charged-off. This includes potentially recording a negative ACL for certain of the Bank's MPF products. The reduction to the ACL for expected recoveries is partially offset by a reversal of expected CE, resulting in a net impact to the Bank's Statements of Condition.

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

Notes to Unaudited Financial Statements (continued)
Conventional MPF - Rollforward of ACL

	Three months ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$4,972	$7,832
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	—	(3,875)
(Charge-offs) Recoveries, net (2)	300	3
Provision (benefit) for credit losses	(1,536)	334
Balance, March 31	$3,736	$4,294
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or insured mortgage loans at March 31, 2021 or December 31, 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $1.0 million and $0.8 million of REO reported in Other assets on the Statement of Condition at March 31, 2021 and December 31, 2020, respectively.

Notes to Unaudited Financial Statements (continued)
Note 5 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank's derivative transactions, see Note 7 - Derivatives and Hedging Activities to the audited financial statements in the Bank's 2020 Form 10-K.

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

	March 31, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$12,580,315	$1,937	$3,086
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,965,988	$163	$1,907
Interest rate caps or floors	1,105,000	1,931	—
Mortgage delivery commitments	132,279	18	1,369
Total derivatives not designated as hedging instruments:	$3,203,267	$2,112	$3,276
Total derivatives before netting and collateral adjustments	$15,783,582	$4,049	$6,362
Netting adjustments and cash collateral (1)		118,193	(3,130)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$122,242	$3,232

	December 31, 2020
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,307,383	$1,494	$5,193
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,868,988	$71	$2,386
Interest rate caps or floors	1,205,000	1,173	—
Mortgage delivery commitments	60,622	675	11
Total derivatives not designated as hedging instruments:	$3,134,610	$1,919	$2,397
Total derivatives before netting and collateral adjustments	$17,441,993	$3,413	$7,590
Netting adjustments and cash collateral (1)		133,629	(3,131)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$137,042	$4,459
Note:

Notes to Unaudited Financial Statements (continued)
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $122.7 million for March 31, 2021 and $137.9 million for December 31, 2020. Cash collateral received was $1.4 million for March 31, 2021 and $1.1 million for December 31, 2020.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, which also includes amortization of basis adjustments related to hedged items in discontinued fair value hedge relationships, and the impact of those derivatives on the Bank’s net interest income. Also included is the amortization of basis adjustments related to mortgage delivery commitments, which are characterized as derivatives, but are not designated in fair value hedge relationships.

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended March 31, 2021
Hedged item type:
Advances	$92,353	$(92,351)	$(39,584)	$(39,582)	$50,015
AFS securities	61,409	(59,279)	(7,586)	(5,456)	27,118
Mortgage loans held for portfolio	—	(868)	—	(868)	32,318
Consolidated obligations – bonds	(8,057)	8,094	7,419	7,456	(62,026)
Total	$145,705	$(144,404)	$(39,751)	$(38,450)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended March 31, 2020
Hedged item type:
Advances	$(315,244)	$315,139	$(17,713)	$(17,818)	$283,275
AFS securities	(106,202)	102,057	(1,936)	(6,081)	63,377
Mortgage loans held for portfolio	—	(406)	—	(406)	45,038
Consolidated obligations – bonds	42,370	(41,985)	9,677	10,062	(261,159)
Total	$(379,076)	$374,805	$(9,972)	$(14,243)

Notes to Unaudited Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	March 31, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$8,916,794	$157,576	$(23)	$157,553
AFS securities	1,719,864	72,140	1,115	73,255
Consolidated obligations – bonds	2,188,954	16,641	250	16,891

(in thousands)	December 31, 2020
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$10,369,813	$249,927	$(24)	$249,903
AFS securities	1,507,492	131,386	1,148	132,534
Consolidated obligations – bonds	2,838,505	24,701	284	24,985
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income.

	Three months ended March 31,
(in thousands)	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$19,864	$(98,204)
Interest rate caps or floors	758	552
Net interest settlements	(2,241)	(1,271)
To Be Announced (TBA)	—	38
Mortgage delivery commitments	(4,719)	1,331
Other	—	1
Total net gains (losses) related to derivatives not designated as hedging instruments	$13,662	$(97,553)
Other - price alignment amount on cleared derivatives (1)	5	143
Net gains (losses) on derivatives and hedging activities	$13,667	$(97,410)
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first three months of 2021 or 2020.

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

Notes to Unaudited Financial Statements (continued)
Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at March 31, 2021 was $0.8 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver additional collateral to its derivative counterparties at March 31, 2021.

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

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2021.

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

	Derivative Assets
(in thousands)	March 31, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$2,954	$2,355
Cleared derivatives	1,077	383
Total gross recognized amount	4,031	2,738
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(1,404)	(1,632)
Cleared derivatives	119,597	135,261
Total gross amounts of netting adjustments and cash collateral	118,193	133,629
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1,550	723
Cleared derivatives	120,674	135,644
Total net amounts after netting adjustments and cash collateral	122,224	136,367
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	18	675
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	18	675
Total derivative assets:
Uncleared derivatives	1,568	1,398
Cleared derivatives	120,674	135,644
Total derivative assets as reported in the Statement of Condition	122,242	137,042
Net unsecured amount:
Uncleared derivatives	1,568	1,398
Cleared derivatives	120,674	135,644
Total net unsecured amount	$122,242	$137,042

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$3,833	$4,282
Cleared derivatives	1,160	3,297
Total gross recognized amount	4,993	7,579
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(2,053)	(2,748)
Cleared derivatives	(1,077)	(383)
Total gross amounts of netting adjustments and cash collateral	(3,130)	(3,131)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1,780	1,534
Cleared derivatives	83	2,914
Total net amounts after netting adjustments and cash collateral	1,863	4,448
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	1,369	11
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	1,369	11
Total derivative liabilities
Uncleared derivatives	3,149	1,545
Cleared derivatives	83	2,914
Total derivative liabilities as reported in the Statement of Condition	3,232	4,459
Net unsecured amount:
Uncleared derivatives	3,149	1,545
Cleared derivatives	83	2,914
Total net unsecured amount	$3,232	$4,459
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations was $696.4 billion at March 31, 2021 and $746.8 billion at December 31, 2020. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank's 2020 Form 10-K.
The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Par value of consolidated bonds:
Fixed-rate	$17,180,320	$17,148,965
Step-up	40,000	40,000
Floating-rate	6,856,500	16,561,250
Total par value	24,076,820	33,750,215
Bond premiums	83,239	91,225
Bond discounts	(8,187)	(7,524)
Concession fees	(4,230)	(4,147)
Hedging adjustments	16,891	24,985
Total book value	$24,164,533	$33,854,754

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$15,118,090	0.68%	$24,233,615	0.49%
Due after 1 year through 2 years	2,454,055	2.17	3,024,625	2.19
Due after 2 years through 3 years	1,451,300	2.31	1,545,000	2.33
Due after 3 years through 4 years	1,066,800	2.42	1,164,475	2.41
Due after 4 years through 5 years	864,800	1.56	961,725	1.69
Thereafter	3,121,775	1.99	2,820,775	2.05
Total par value	$24,076,820	1.21%	$33,750,215	0.96%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Noncallable	$21,322,820	$28,583,715
Callable	2,754,000	5,166,500
Total par value	$24,076,820	$33,750,215

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2021 and December 31, 2020.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2021	December 31, 2020
Due in 1 year or less	$16,775,090	$25,737,615
Due after 1 year through 2 years	2,534,055	3,038,625
Due after 2 years through 3 years	1,431,300	1,602,000
Due after 3 years through 4 years	991,800	1,089,475
Due after 4 years through 5 years	751,800	759,725
Thereafter	1,592,775	1,522,775
Total par value	$24,076,820	$33,750,215

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2021 and December 31, 2020.

(dollars in thousands)	March 31, 2021	December 31, 2020
Book value	$12,209,252	$9,510,085
Par value	12,210,664	9,512,324
Weighted average interest rate (1)	0.06%	0.11%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2020 Form 10-K. At March 31, 2021, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion in B1 membership stock and $1.0 billion in B2 activity stock at March 31, 2021. The Bank had $0.3 billion in B1 membership stock and $1.2 billion in B2 activity stock at December 31, 2020.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$601,652	$2,824,252	$520,696	$3,047,399
Total capital-to-asset ratio	4.0%	6.9%	4.0%	6.4%
Total regulatory capital	1,636,572	2,824,252	1,908,516	3,047,399
Leverage ratio	5.0%	10.4%	5.0%	9.6%
Leverage capital	2,045,714	4,236,378	2,385,645	4,571,099

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 24, 2021, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2020. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2021.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At March 31, 2021 and December 31, 2020, the Bank had $102.6 million and $142.8 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $1.9 million and $6.1 million during the first quarter ending March 31, 2021 and 2020, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the first quarter ending March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of the period	$142,807	$343,575
Capital stock subject to mandatory redemption reclassified from capital	—	20
Redemption/repurchase of mandatorily redeemable stock	(40,209)	(40,180)
Balance, end of the period	$102,598	$303,415

    As of March 31, 2021, the total mandatorily redeemable capital stock reflected the balance for six institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.  One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)
The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	21	21
Due after 2 years through 3 years	20,000	20,000
Due after 3 years through 4 years	80,019	120,000
Due after 4 years through 5 years	—	19
Past contractual redemption date due to remaining activity	2,558	2,767
Total	$102,598	$142,807

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. At March 31, 2021, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in the first quarter of 2021. At March 31, 2021, retained earnings were $1,393.0 million, including $935.6 million of unrestricted retained earnings and $457.4 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the first quarter of 2021 and 2020 are presented in the table below.

	Dividend - Annual Yield
	2021		2020
	Membership	Activity	Membership	Activity
February	2.50%	5.75%	4.50%	7.75%

    In April 2021, the Bank paid a quarterly dividend equal to an annual yield of 2.50% on membership stock and 5.75% on activity stock.

Notes to Unaudited Financial Statements (continued)
The following table summarizes the changes in AOCI for the three months ended March 31, 2021 and 2020.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU 2016-13	51,704	(51,704)	—	—	—
Net unrealized gains (losses)	(67,374)	—	—	—	(67,374)
Amortization on hedging activities	—	—	(1)	—	(1)
Pension and post-retirement	—	—	—	169	169
March 31, 2020	$29,485	$—	$148	$(5,013)	$24,620

December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(4,224)	—	—	—	(4,224)
Pension and post-retirement	—	—	—	185	185
March 31, 2021	$139,368	$—	$—	$(6,081)	$133,287

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	March 31, 2021	December 31, 2020
Advances	$7,536,557	$10,856,363
Letters of credit (1)	17,453,257	2,730,541
MPF loans	1,930,254	483,983
Deposits	159,111	31,269
Capital stock	617,046	573,392
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2021	2020
Interest income on advances (1)	$46,979	$152,648
Interest income on MPF loans	17,256	6,599
Letters of credit fees	4,504	712
Note:
(1) The amounts do not include the effects of derivatives activities.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2021	2020
Servicing fee expense	$908	$971

(in thousands)	March 31, 2021	December 31, 2020
Interest-bearing deposits maintained with FHLBank of Chicago	$5,483	$5,856

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three months ended March 31, 2021 and 2020, there was no lending or borrowing activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three months ended March 31, 2021 and 2020, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2021 and 2020.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank's 2020 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2021 and December 31, 2020. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2021 and December 31, 2020 are presented in the table below.

Fair Value Summary Table
	March 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$890,911	$890,911	$—	$—	$—	$890,911
Interest-bearing deposits	758,430	752,947	5,483	—	—	758,430
Federal funds sold	1,780,000	—	1,780,003	—	—	1,780,003
Securities purchased under agreement to resell (2)	750,000	—	750,001	—	—	750,001
Trading securities	1,493,037	—	1,493,037	—	—	1,493,037
AFS securities	8,968,212	—	8,730,539	237,673	—	8,968,212
HTM securities	1,812,487	—	1,777,156	87,731	—	1,864,887
Advances	19,272,387	—	19,378,198	—	—	19,378,198
Mortgage loans held for portfolio, net	4,866,156	—	4,945,198	—	—	4,945,198
BOB loans, net	20,756	—	—	20,756	—	20,756
Accrued interest receivable	81,556	—	81,556	—	—	81,556
Derivative assets	122,242	—	4,049	—	118,193	122,242
Liabilities:
Deposits	$1,305,724	$—	$1,305,724	$—	$—	$1,305,724
Discount notes	12,209,252	—	12,210,258	—	—	12,210,258
Bonds	24,164,533	—	24,397,317	—	—	24,397,317
Mandatorily redeemable capital stock (3)	102,598	104,501	—	—	—	104,501
Accrued interest payable (3)	64,124	—	62,221	—	—	62,221
Derivative liabilities	3,232	—	6,362	—	(3,130)	3,232

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$1,036,459	$1,036,459	$—	$—	$—	$1,036,459
Interest-bearing deposits	956,628	950,772	5,856	—	—	956,628
Federal funds sold	1,850,000	—	1,850,009	—	—	1,850,009
Securities purchased under agreement to resell (2)	600,000	—	600,003	—	—	600,003
Trading securities	1,156,003	—	1,156,003	—	—	1,156,003
AFS securities	9,476,385	—	9,223,785	252,600	—	9,476,385
HTM securities	2,483,730	—	2,464,732	92,396	—	2,557,128
Advances	24,971,119	—	25,097,529	—	—	25,097,529
Mortgage loans held for portfolio, net	4,886,207	—	5,084,683	—	—	5,084,683
BOB loans, net	21,236	—	—	21,236	—	21,236
Accrued interest receivable	90,702	—	90,702	—	—	90,702
Derivative assets	137,042	—	3,413	—	133,629	137,042
Liabilities:
Deposits	$923,371	$—	$923,371	$—	$—	$923,371
Discount notes	9,510,085	—	9,510,584	—	—	9,510,584
Bonds	33,854,754	—	34,282,476	—	—	34,282,476
Mandatorily redeemable capital stock (3)	142,807	145,282	—	—	—	145,282
Accrued interest payable (3)	64,950	—	62,475	—	—	62,475
Derivative liabilities	4,459	—	7,590	—	(3,131)	4,459
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2021 and December 31, 2020. These instruments’ maturity term is overnight.
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

As of March 31, 2021, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

    Interest-rate related:
•Discount rate assumption. SOFR curve for cleared derivatives. Overnight Index Swap (OIS) curve for uncleared derivatives.
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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at March 31, 2021 and December 31, 2020. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$1,244,773	$—	$—	$1,244,773
GSE and TVA obligations	—	248,264	—	—	248,264
Total trading securities	$—	$1,493,037	$—	$—	$1,493,037
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$271,036	$—	$—	$271,036
GSE and TVA obligations	—	1,592,173	—	—	1,592,173
State or local agency obligations	—	235,377	—	—	235,377
MBS:
U.S. obligations single-family MBS	—	547,072	—	—	547,072
GSE single-family MBS	—	2,891,676	—	—	2,891,676
GSE multifamily MBS	—	3,193,205	—	—	3,193,205
Private label MBS	—	—	237,673	—	237,673
Total AFS securities	$—	$8,730,539	$237,673	$—	$8,968,212
Derivative assets:
Interest rate related	$—	$4,031	$—	$118,193	$122,224
Mortgage delivery commitments	—	18	—	—	18
Total derivative assets	$—	$4,049	$—	$118,193	$122,242
Total recurring assets at fair value	$—	$10,227,625	$237,673	$118,193	$10,583,491
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$4,993	$—	$(3,130)	$1,863
Mortgage delivery commitments	—	1,369	—	—	1,369
Total recurring liabilities at fair value (2)	$—	$6,362	$—	$(3,130)	$3,232
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$3,817	$—	$3,817
REO	—	—	—	—	—
Total non-recurring assets at fair value	$—	$—	$3,817	$—	$3,817

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$899,421	$—	$—	$899,421
GSE and TVA obligations	—	256,582	—	—	256,582
Total trading securities	$—	$1,156,003	$—	$—	$1,156,003
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,643,733	$—	$—	1,643,733
State or local agency obligations	—	241,630	—	—	241,630
MBS:
U.S. obligations single-family MBS	—	602,148	—	—	602,148
GSE single-family MBS	—	3,262,880	—	—	3,262,880
GSE multifamily MBS	—	3,473,394	—	—	3,473,394
Private label MBS	—	—	252,600	—	252,600
Total AFS securities	$—	$9,223,785	$252,600	$—	$9,476,385
Derivative assets:
Interest rate related	$—	$2,738	$—	$133,629	$136,367
Mortgage delivery commitments	—	675	—	—	675
Total derivative assets	$—	$3,413	$—	$133,629	$137,042
Total recurring assets at fair value	$—	$10,383,201	$252,600	$133,629	$10,769,430
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$7,579	$—	$(3,131)	$4,448
Mortgage delivery commitments	—	11	—	—	11
Total recurring liabilities at fair value (2)	$—	$7,590	$—	$(3,131)	$4,459
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$18,382	$—	$18,382
REO	—	—	1,270	—	1,270
Total non-recurring assets at fair value	$—	$—	$19,652	$—	$19,652
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no Level 3 transfers during the first three months of 2021 or 2020.

	AFS Private Label MBS
	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$252,600	$326,146
Total gains (losses) (realized/unrealized) included in:
(Provision) benefit for credit losses	(345)	(2,834)
Accretion of credit losses in interest income	2,730	2,909
Net unrealized gains (losses) on AFS in OCI	(1,650)	(29,039)
Purchases, issuances, sales, and settlements:
Settlements	(15,662)	(16,751)
Balance at March 31	$237,673	$280,431
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31	$2,159	$75
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held March 31	$(1,650)	$(29,039)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2021			December 31, 2020
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$18,995,825	$—	$18,995,825	$19,723,286
Commitments to fund additional advances and BOB loans	21,622	—	21,622	760
Commitments to purchase mortgage loans	132,279	—	132,279	60,622
Unsettled consolidated obligation bonds, at par	242,000	—	242,000	15,000
Unsettled consolidated obligation discount notes, at par	16,000	—	16,000	950
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $164.2 million at March 31, 2021 and $30.9 million at December 31, 2020.
(2) Letters of credit in the amount of $4.5 billion at March 31, 2021 and $5.0 billion at December 31, 2020, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately 5 years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.9 million at both March 31, 2021 and December 31, 2020. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2021 or December 31, 2020. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $12.4 billion at March 31, 2021 and $12.3 billion at December 31, 2020.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2021.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A: Risk Factors

    There are no material changes in the Bank's Risk Factors from those previously disclosed in Part I, Item 1A. Risk Factors in the Bank’s 2020 Form 10-K.

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

Date: May 11, 2021