Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Pittsburgh
filed 2021-08-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

There were 12,520,112 shares of common stock with a par value of $100 per share outstanding at July 30, 2021.

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

The markets continued to strengthen in the second quarter of 2021 with the expanded reopening of the economy and increased vaccinations. In its June 2021 meeting, the Federal Reserve Board (Federal Reserve) maintained the Federal funds target range of 0% and 0.25%, forecasted two rate hikes in 2023, and increased the rates on its overnight reverse repurchase agreement facility and interest rate on excess reserves by 5 basis points to 0.05% and 0.15%, respectively.

Yields on U.S. Treasuries were generally lower during the second quarter of 2021 relative to the prevailing yields during the first quarter of 2021, although yields increased for maturities two years and longer. Term debt spreads relative to U.S. Treasuries remained high but did improve during the quarter due to stronger investor demand.

Results of Operations. The Bank's net income totaled $11.7 million for the second quarter of 2021, compared to $60.3 million for the second quarter of 2020. Lower net interest income was the primary driver for the year-over-year change, partially offset by lower other expenses. The net interest margin was 41 basis points in the second quarter of 2021 and 45 basis points in the second quarter of 2020. The decrease in net interest margin was primarily due to lower spreads on liquidity balances. For the six months ended June 30, 2021, the Bank’s net income totaled $49.8 million, compared to $96.2 million for the same prior-year period. The $46.4 million decrease was driven primarily by lower net interest income, partially offset by an increase in other noninterest income. The net interest margin was 47 basis points for the first six months of 2021 and 43 basis points for the first six months of 2020. The increase in net interest margin was primarily due to advance prepayment fees, along with lower funding costs, and a higher percentage of MBS and Mortgage Partnership Finance® (MPF®) Program assets which have wider spreads.

Financial Condition. Advances. Advances totaled $15.0 billion at June 30, 2021, a decrease of $10.0 billion compared to $25.0 billion at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. While the advance portfolio decreased compared to December 31, 2020, the par value of advances that had a remaining maturity of more than one year was relatively unchanged at 39% at June 30, 2021 compared to 40% at December 31, 2020.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At June 30, 2021, the Bank held $11.6 billion of liquid assets compared to $6.1 billion at December 31, 2020. The increase in the Bank's liquidity portfolio helps to optimize financial holdings while maintaining compliance with regulatory standards.

Investments. To enhance earnings, the Bank maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities. The Bank held $9.9 billion in its investment portfolio at June 30, 2021 compared with $11.5 billion at December 31, 2020, a decrease of $1.6 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. In addition, during 2021, the Bank’s MBS purchases have been restricted by Finance Agency regulations which limit the size of the MBS portfolio based on regulatory capital.

Consolidated Obligations. The Bank's consolidated obligations totaled $37.6 billion at June 30, 2021, a decrease of $5.7 billion from December 31, 2020. At June 30, 2021, bonds represented 60% of the Bank's consolidated obligations, compared with 78% at December 31, 2020. Discount notes represented 40% of the Bank's consolidated obligations at June 30, 2021 compared with 22% at year-end 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, investments and total asset balances.

Capital Position and Regulatory Requirements. Total capital at June 30, 2021 was $2.7 billion, compared to $3.0 billion at December 31, 2020. The decrease was primarily due to lower capital stock as a result of lower advances. Total retained earnings at June 30, 2021 were $1.4 billion, relatively unchanged from year-end 2020. Accumulated other comprehensive income (AOCI) was $127.4 million at June 30, 2021, a decrease of $9.9 million from December 31, 2020.

In July 2021, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. In both April and February 2021, the Bank paid quarterly dividends of 5.75% annualized on activity stock and 2.50% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2020 (February dividend), the first quarter of 2021 (April dividend) and the second quarter of 2021 (July dividend).

The dividend rates based on the first two quarters of 2021 financial results are reflective of, and in line with, the Bank’s performance during the first half of the year, particularly given lower interest rates, lower member advance levels and lower net income. The dividend rates also demonstrate that the Bank continues to return value to its members. The Bank anticipates maintaining similar dividend levels through third quarter 2021; however, the payment and level of any dividends are subject to changing market and business conditions. The fourth quarter 2021 dividend, which has typically been paid in February of the following year, may be lower. The Bank will continue to assess the impact of market and business conditions on the Bank's financial performance and level of dividends. Those conditions can be unpredictable, and their impact on the Bank’s results of operations and financial condition may result in the potential for lower dividend levels.

The Bank met all of its capital requirements as of June 30, 2021, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of March 31, 2021, the Bank was deemed "adequately capitalized."

    COVID-19 Pandemic. During the pandemic, the Bank's leadership and Board of Directors have remained focused on the health and safety of our staff and being a reliable, readily available liquidity provider to our members. The Bank is well-capitalized and has remained fully operational during the pandemic. The Bank continues to monitor guidance from government authorities and is beginning to execute its plan for employees returning to office. In addition, the Bank consistently monitors member credit quality; to date no material deterioration due to the pandemic or other events has occurred.

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2020 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements.

Condensed Statements of Income

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2021	2021	2020	2020	2020
Net interest income	$38.9	$58.0	$82.0	$84.2	$102.8
Provision (benefit) for credit losses	(0.3)	(1.1)	(1.3)	1.2	1.0
Other noninterest income (loss)	(3.0)	9.4	6.9	5.0	0.1
Other expense	23.1	26.0	26.8	23.8	34.5
Income before assessments	13.1	42.5	63.4	64.2	67.4
Affordable Housing Program (AHP) assessment (1)	1.4	4.4	6.6	6.8	7.1
Net income	$11.7	$38.1	$56.8	$57.4	$60.3

Dividends (in millions)	$17.6	$21.8	$31.2	$39.8	$41.3
Dividends per share	1.41	1.52	1.83	1.84	1.50
Weighted average dividend rate	5.05%	5.16%	5.80%	5.89%	6.06%
Dividend payout ratio (2)	150.15%	57.31%	54.90%	69.30%	68.38%
Return on average equity	1.70%	5.21%	7.05%	6.29%	5.89%
Return on average assets	0.12%	0.33%	0.41%	0.32%	0.26%
Net interest margin (3)	0.41%	0.51%	0.60%	0.47%	0.45%
Regulatory capital ratio (4)	6.37%	6.90%	6.39%	5.72%	5.14%
GAAP capital ratio (5)	6.52%	6.98%	6.38%	5.58%	4.90%
Total average equity to average assets	7.11%	6.32%	5.82%	5.05%	4.36%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

	Six months ended
(in millions)	June 30, 2021	June 30, 2020
Net interest income	$96.9	$198.5
Provision (benefit) for credit losses	(1.4)	4.4
Other noninterest income (loss)	6.4	(31.2)
Other expense	49.1	54.9
Income before assessments	55.6	108.0
AHP assessment (1)	5.8	11.8
Net income	$49.8	$96.2

Dividends (in millions)	$39.4	$97.4
Dividends per share	2.94	3.50
Weighted average dividend rate	5.10%	6.76%
Dividend payout ratio (2)	79.18%	101.20%
Return on average equity	3.50%	4.62%
Return on average assets	0.23%	0.21%
Net interest margin (3)	0.47%	0.43%
Regulatory capital ratio (4)	6.37%	5.14%
GAAP capital ratio (5)	6.52%	4.90%
Total average equity to average assets	6.68%	4.45%
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
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2021	2021	2020	2020	2020
Cash and due from banks	$545.1	$890.9	$1,036.5	$1,386.5	$377.4
Investments (1)	21,032.5	15,562.1	16,522.7	17,792.1	22,332.6
Advances	14,954.7	19,272.4	24,971.1	35,841.0	49,614.4
Mortgage loans held for portfolio, net	4,774.4	4,866.2	4,886.2	5,089.8	5,241.5
Total assets	41,662.2	40,914.3	47,712.9	60,443.3	77,975.0
Consolidated obligations:
Discount notes	15,112.8	12,209.3	9,510.1	13,995.7	26,051.8
Bonds	22,514.3	24,164.5	33,854.7	41,583.3	46,582.8
Total consolidated obligations	37,627.1	36,373.8	43,364.8	55,579.0	72,634.6
Deposits	940.9	1,305.7	923.4	990.6	951.0
Total liabilities	38,944.7	38,059.3	44,671.0	57,071.3	74,156.2
Capital stock - putable	1,203.0	1,328.7	1,527.8	1,880.4	2,371.4
Retained earnings	1,387.1	1,393.0	1,376.8	1,351.1	1,333.5
Total capital	2,717.5	2,855.0	3,041.9	3,372.0	3,818.8
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and trading, AFS and HTM investment securities.

Earnings Performance

    The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and six months ended June 30, 2021 and 2020, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2020 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $11.7 million for the second quarter of 2021, compared to $60.3 million for the second quarter of 2020. The $48.6 million decrease in net income was driven primarily by the following:

•Net interest income decreased $63.9 million to $38.9 million for the second quarter of 2021, compared with the same prior-year period.
◦Interest income was $98.9 million for the second quarter of 2021, compared to $284.3 million for the second quarter of 2020. This decrease was largely the result of lower average interest-earning asset balances as well as lower yields, driven by lower short-term interest rates.
◦Interest expense was $60.0 million for the second quarter of 2021, compared to $181.5 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations balances as well as lower rates paid, driven by lower short-term interest rates.
•Other expenses decreased $11.4 million to $23.1 million for the second quarter of 2021, compared with the same prior-year period. There were two primary drivers of the decrease. There were lower compensation and benefits expenses in the second quarter of 2021 compared to the second quarter of 2020. In addition, the Bank made a voluntary donation to its Home4Good initiative in the second quarter of 2020 but made no such donation in the second quarter of 2021.

The Bank's return on average equity for the second quarter of 2021 was 1.70% compared to 5.89% for the second quarter of 2020.

The Bank’s net income totaled $49.8 million for the six months ended June 30, 2021, compared to $96.2 million for the same prior-year period. The $46.4 million decrease was driven primarily by the following:

•Net interest income decreased $101.6 million to $96.9 million for the six months ended June 30, 2021, compared with the same prior-year period.
◦Interest income was $223.5 million for the six months ended June 30, 2021, compared with $750.2 million for the same prior-year period. This decrease was the result of lower average interest-earning asset balances as well as lower yields driven by lower short-term interest rates.
◦Interest expense was $126.6 million for the six months ended June 30, 2021, compared with $551.7 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations balances as well as lower rates paid, driven by lower short-term interest rates.
•Interest income also included net prepayment fees on advances of $8.8 million for the six months ended June 30, 2021 compared to $3.3 million for the same prior-year period.
•Other noninterest income was $6.4 million for the six months ended June 30, 2021, compared with a loss of $31.2 million in the same prior-year period. This $37.6 million increase was due primarily to higher net gains on derivatives and hedging activities, partially offset by higher net losses on investment securities in 2021.

    The Bank's return on average equity for the first six months of 2021 was 3.50% compared to 4.62% for the same prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and six months ended June 30, 2021 and 2020.

Average Balances and Interest Yields/Rates Paid

	Three months ended June 30,
	2021			2020
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold (1)	$2,747.7	$0.4	0.07	$8,927.4	$1.2	0.06
Securities purchased under agreements to resell (1)	780.2	0.1	0.07	1,374.0	0.2	0.07
Interest-bearing deposits (2)	652.9	0.2	0.13	1,975.0	0.4	0.07
Investment securities (3)	13,168.3	36.1	1.10	16,610.0	71.4	1.73
Advances (4)	15,760.2	31.3	0.80	58,793.9	170.5	1.17
Mortgage loans held for portfolio (5)	4,830.8	30.8	2.56	5,246.8	40.6	3.11
Total interest-earning assets	37,940.1	98.9	1.05	92,927.1	284.3	1.23
Other assets (6)	997.0			1,611.1
Total assets	$38,937.1			$94,538.2
Liabilities and capital:
Deposits (2)	$994.2	$—	—	$858.7	$—	—
Consolidated obligation discount notes	11,501.4	1.4	0.05	36,843.1	57.4	0.63
Consolidated obligation bonds (7)	22,953.9	57.7	1.01	51,565.7	120.2	0.94
Other borrowings	65.1	0.9	5.32	323.4	3.9	4.86
Total interest-bearing liabilities	35,514.6	60.0	0.68	89,590.9	181.5	0.81
Other liabilities	653.0			825.6
Total capital	2,769.5			4,121.7
Total liabilities and capital	$38,937.1			$94,538.2
Net interest spread			0.37			0.42
Impact of noninterest-bearing funds			0.04			0.03
Net interest income/net interest margin		$38.9	0.41		$102.8	0.45
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $153.1 million in 2021and $497.8 million in 2020.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $14.4 million in 2021 and $72.6 million in 2020.

	Six months ended June 30,
	2021			2020
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold (1)	$3,558.9	$1.3	0.07	$8,632.6	$26.4	0.62
Securities purchased under agreements to resell (1)	748.6	0.2	0.07	1,655.7	7.6	0.93
Interest-bearing deposits (2)	844.9	0.6	0.14	1,710.7	5.4	0.63
Investment securities (3)	12,817.7	77.0	1.21	16,683.3	171.4	2.07
Advances (4)	19,057.1	81.3	0.86	59,204.3	453.8	1.54
Mortgage loans held for portfolio (5)	4,841.8	63.1	2.63	5,219.1	85.6	3.30
Total interest-earning assets	41,869.0	223.5	1.08	93,105.7	750.2	1.62
Other assets (6)	1,021.1			1,181.3
Total assets	$42,890.1			$94,287.0
Liabilities and capital:
Deposits (2)	$993.5	$—	—	$722.2	$1.8	0.50
Consolidated obligation discount notes	11,795.8	4.1	0.07	32,737.4	158.5	0.97
Consolidated obligation bonds (7)	26,486.8	119.7	0.91	55,596.4	381.4	1.38
Other borrowings	97.3	2.8	5.74	321.1	10.0	6.30
Total interest-bearing liabilities	39,373.4	126.6	0.65	89,377.1	551.7	1.24
Other liabilities	651.0			716.8
Total capital	2,865.7			4,193.1
Total liabilities and capital	$42,890.1			$94,287.0
Net interest spread			0.43			0.38
Impact of noninterest-bearing funds			0.04			0.05
Net interest income/net interest margin		$96.9	0.47		$198.5	0.43
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $187.8 million in 2021and $382.7 million in 2020.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $18.2 million in 2021 and $59.3 million in 2020.

Net interest income for the second quarter of 2021 decreased $63.9 million from the same prior-year period due to a decrease in interest income, partially offset by lower interest expense. Interest-earning assets decreased 59% primarily due to lower average advances. The rate earned on interest-earning assets decreased 18 basis points due to lower yields across all categories. Interest income on all interest-earning assets declined primarily due to lower volumes and lower yields on all categories. The rate paid on interest-bearing liabilities decreased 13 basis points due primarily to lower volumes on consolidated obligation bonds and discount notes. In addition, the net interest margin was 41 basis points for the second quarter of 2021 and 45 basis points for the second quarter of 2020. The decrease in net interest margin was primarily due to lower spreads on liquidity balances.

Net interest income for the first six months of 2021 decreased $101.6 million from the same prior-year period due to a decrease in interest income, partially offset by lower interest expense. Interest-earning assets decreased 55% primarily due to lower average advances. The yield earned on interest-earning assets decreased 54 basis points due to lower yields across all categories. Interest income on all interest-earning assets declined primarily due to lower volumes and lower yields across all categories. The rate paid on interest-bearing liabilities decreased 59 basis points due primarily to lower rates paid on consolidated obligation bonds and discount notes. In addition, the net interest margin was 47 basis points for the first six months of 2021 and 43 basis points for the same prior year period. The increase in net interest margin was primarily due to a change in balance sheet mix. Higher yielding MBS and MPF securities now make up a larger percentage of the balance sheet with advance balances down in 2021.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table presents and attribution of net interest income between volume and rate for the three and six months ended June 30, 2021 and 2020.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2021 compared to 2020
	Three months ended June 30,			Six months ended June 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(1.1)	$0.3	$(0.8)	$(10.1)	$(15.0)	$(25.1)
Securities purchased under agreements to resell	(0.1)	—	(0.1)	(2.8)	(4.6)	(7.4)
Interest-bearing deposits	(0.3)	0.1	(0.2)	(1.9)	(2.9)	(4.8)
Investment securities	(12.8)	(22.5)	(35.3)	(33.9)	(60.5)	(94.4)
Advances	(97.0)	(42.2)	(139.2)	(225.8)	(146.7)	(372.5)
Mortgage loans held for portfolio	(3.0)	(6.8)	(9.8)	(5.9)	(16.6)	(22.5)
Total interest-earning assets	$(114.3)	$(71.1)	$(185.4)	$(280.4)	$(246.3)	$(526.7)
Deposits	$—	$—	$—	$0.5	$(2.3)	$(1.8)
Consolidated obligation discount notes	(23.9)	(32.1)	(56.0)	(63.1)	(91.3)	(154.4)
Consolidated obligation bonds	(71.0)	8.5	(62.5)	(159.0)	(102.7)	(261.7)
Other borrowings	(3.4)	0.4	(3.0)	(6.4)	(0.8)	(7.2)
Total interest-bearing liabilities	$(98.3)	$(23.2)	$(121.5)	$(228.0)	$(197.1)	$(425.1)
Total decrease in net interest income	$(16.0)	$(47.9)	$(63.9)	$(52.4)	$(49.2)	$(101.6)

Interest income and interest expense both decreased in both quarter-over-quarter and year-over-year comparisons. Lower rates and lower volume drove the decreases in both interest income and interest expense. The rate decrease was primarily due to a decrease in market interest rates as a result of the Federal Reserve lowering the Federal funds target rate in response to the economic impacts of the COVID-19 pandemic. Lower volumes were primarily due to decreases in member advance activity as the federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. In addition, Federal funds sold and securities purchased under agreements to resell and investment securities decreased due to a reduction in short-term liquidity balances and paydowns on Agency mortgage-backed securities.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank's derivative activities on net interest income for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(1.1)	$0.1	$(1.1)
Gains (losses) on designated fair value hedges	—	(0.8)	—	—	(0.8)
Net interest settlements included in net interest income	(35.2)	(10.5)	—	8.7	(37.0)
Total effect on net interest income	$(35.2)	$(11.4)	$(1.1)	$8.8	$(38.9)

Six Months Ended June 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(2.0)	$0.1	$(2.0)
Gains (losses) on designated fair value hedges	—	1.4	—	—	1.4
Net interest settlements included in net interest income	(74.8)	(18.1)	—	16.1	(76.8)
Total effect on net interest income	$(74.8)	$(16.8)	$(2.0)	$16.2	$(77.4)

Three Months Ended June 30, 2020	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.7)	$—	$(0.7)
Gains (losses) on designated fair value hedges	—	0.5	—	—	0.5
Net interest settlements included in net interest income	(49.4)	(4.7)	—	23.1	(31.0)
Total effect on net interest income	$(49.4)	$(4.2)	$(0.7)	$23.1	$(31.2)

Six Months Ended June 30, 2020	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(1.1)	$0.1	$(1.1)
Gains (losses) on designated fair value hedges	(0.1)	(3.6)	—	0.4	(3.3)
Net interest settlements included in net interest income	(67.1)	(6.6)	—	32.7	(41.0)
Total effect on net interest income	$(67.2)	$(10.3)	$(1.1)	$33.2	$(45.4)

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

In addition, the Bank uses many different funding and hedging strategies. These strategies involve closely match-funding bullet advances with bullet debt. This is designed in part to avoid the use of derivatives where prudent and reduce the Bank's reliance on short-term funding.

Provision for Credit Losses. The provision (benefit) for credit losses in the second quarter of 2021 was a benefit of $0.3 million compared with a provision of $1.0 million in the second quarter of 2020. For the six months ended June 30, 2021, the benefit for credit losses was $1.4 million compared with a provision of $4.4 million for the same prior-year period. The benefits reflected in the 2021 periods were primarily driven by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices.

The Bank's provision for credit losses in 2020 was impacted by the economic conditions resulting from the COVID-19 pandemic and reflected higher expected credit losses primarily driven by lower forecasted housing prices. The provision for the three months ended June 30, 2020 was primarily driven by a provision on the Bank's MPF portfolio, partially offset by a benefit on private label MBS classified as AFS due to an improvement in market values. For the six months ended June 30, 2020, the

Bank recorded a provision for credit losses on its private label MBS classified as AFS, MPF portfolio, and the BOB loan program.

Other Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net gains (losses) on investment securities	$(1.8)	$(3.3)	$(12.7)	$59.2
Net gains (losses) on derivatives and hedging activities	(8.0)	(3.9)	5.7	(101.3)
Standby letters of credit fees	5.7	5.2	11.6	10.6
Other, net	1.1	2.1	1.8	0.3
Total other noninterest income (loss)	$(3.0)	$0.1	$6.4	$(31.2)

    The Bank's change in total other noninterest income (loss) for the second quarter of 2021 and first half of 2021 compared to the same prior year period was primarily due to the net gains (losses) on derivatives and hedging activities and the net gains (losses) on investment securities. The valuation changes of the financial instruments in these portfolios are driven by changes in related interest rates. The activity related to derivatives and hedging is discussed in more detail below. The net gains (losses) on investment securities are primarily due to the fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio.

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

    The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$(5.3)	$(3.2)	$0.7	$—	$—	$(7.8)
Other (1)	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives and hedging activities	$—	$(5.3)	$(3.2)	$0.7	$—	$(0.2)	$(8.0)

	Six months ended June 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$7.1	$(1.1)	$(0.3)	$—	$—	$5.7
Total net gains (losses) on derivatives and hedging activities	$—	$7.1	$(1.1)	$(0.3)	$—	$—	$5.7

	Three months ended June 30, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(0.8)	$(5.6)	$0.4	$2.0	$—	$—	$(4.0)
Other (1)	—	0.1	—	—	—	—	0.1
Total net gains (losses) on derivatives and hedging activities	$(0.8)	$(5.5)	$0.4	$2.0	$—	$—	$(3.9)

	Six months ended June 30, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(17.5)	$(95.2)	$(13.0)	$16.4	$7.7	$—	$(101.6)
Other (1)	—	0.1	—	—	—	0.2	0.3
Total net gains (losses) on derivatives and hedging activities	$(17.5)	$(95.1)	$(13.0)	$16.4	$7.7	$0.2	$(101.3)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(7.8) million in the second quarter of 2021 compared to net losses of $(4.0) million for the second quarter of 2020. The higher net losses observed during the second quarter of 2021 were primarily on the Bank’s asset swaps and were attributable to larger decreases in mid and long term interest rates compared to the interest rate decreases observed during the second quarter of 2020. For the six months ended June 30, 2021, the Bank recorded net gains of $5.7 million compared to net losses of $(101.6) million for the same prior-year period. Although there were decreases in mid and long term interest rate during the second quarter of 2021, the overall change for the first six months of 2021 was a slight increase. These mid and long term rate increases led to overall net gains for the six month period ended June 30, 2021. In comparison, the significant losses observed during the same six month period in 2020 were attributed to significant decreases in interest rates during the first quarter of that year in response to the COVID-19 pandemic. The total notional amount of economic hedges, which includes mortgage delivery commitments, decreased to $2.5 billion at June 30, 2021 from $3.1 billion at December 31, 2020.

Other Expense

The Bank's total other expenses decreased $11.4 million to $23.1 million for the second quarter of 2021, compared with the same prior-year period. There were two primary drivers of the decrease. There were lower compensation and benefits expenses in the second quarter of 2021 compared to the second quarter of 2020. In addition, FHLBank made a voluntary donation to its Home4Good initiative in the second quarter of 2020 but made no such donation in the second quarter of 2021. Total other expenses for the first half of 2021 were $49.1 million, down $5.8 million from the first half of 2020. The decrease was primarily due to the timing of the donation to the Home4Good initiative.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2020 Form 10-K.

Assets

    Total assets were $41.7 billion at June 30, 2021, compared with $47.7 billion at December 31, 2020, a decrease of $6.0 billion. The decrease was primarily due to advances, partially offset by an increase in the liquidity portfolio. Advances totaled $15.0 billion at June 30, 2021, a decrease of $10.0 billion compared to $25.0 billion at December 31, 2020. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 65.5% as of June 30, 2021 and 74.5% as of December 31, 2020. The decrease in the core mission asset ratio was primarily due to the decrease in average advances.

    Advances. Advances (par) totaled $14.8 billion at June 30, 2021 compared to $24.7 billion at December 31, 2020. At June 30, 2021, the Bank had advances to 134 borrowing members, compared to 146 borrowing members at December 31, 2020. Advances outstanding to the Bank’s five largest borrowers decreased to 58.7% of total advances as of June 30, 2021, compared to 61.4% at December 31, 2020.

The following table provides information on advances at par by redemption terms at June 30, 2021 and December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020
Fixed-rate
Due in 1 year or less (1)	$6,920.7	$6,607.2
Due after 1 year through 3 years	3,844.3	7,182.3
Due after 3 years through 5 years	1,518.9	2,192.5
Thereafter	154.1	169.2
Total par value	$12,438.0	$16,151.2

Fixed-rate, callable or prepayable(1)
Due after 1 year through 3 years	$—	$50.0
Total par value	$—	$50.0

Variable-rate
Due in 1 year or less (1)	$1,864.9	$6,664.6
Due after 1 year through 3 years	100.0	100.0
Due after 3 years through 5 years	3.1	3.1
Total par value	$1,968.0	$6,767.7

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$110.0	$1,400.0
Due after 1 year through 3 years	—	10.0
Due after 3 years through 5 years	40.0	40.0
Total par value	$150.0	$1,450.0

Other(3)
Due in 1 year or less	$78.5	$89.0
Due after 1 year through 3 years	101.3	120.8
Due after 3 years through 5 years	54.5	55.2
Thereafter	30.6	41.0
Total par value	$264.9	$306.0
Total par balance	$14,820.9	$24,724.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at June 30, 2021 or December 31, 2020.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the six months ended June 30, 2021 and 2020. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

Member Classification	June 30, 2021	June 30, 2020
Super-Regional	2	2
Regional	3	3
Mid-size	37	36
CFI	104	110
Credit Union	21	23
Insurance	13	15
Total borrowing members during the period	180	189
Total membership	282	279
Percentage of members borrowing during the period	63.8%	67.7%

The following table provides information at par on advances by member classification at June 30, 2021 and December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020
Member Classification
Super-Regional	$5,025.0	$9,350.0
Regional	2,180.0	3,366.0
Mid-size	2,257.9	3,938.7
CFI	2,154.6	2,510.9
Credit Union	835.5	1,002.2
Insurance	856.5	1,044.0
Non-member	1,511.4	3,513.1
Total	$14,820.9	$24,724.9

    As of June 30, 2021, total advances decreased 40.0% compared with balances at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2021.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at June 30, 2021 or December 31, 2020. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.8 billion at June 30, 2021 and $4.9 billion at December 31, 2020.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for both the Bank's mortgage loans and Banking on Business (BOB) loans for the first six months of 2021 and 2020. Balances regarding the Bank’s loan products are summarized below.

(in millions)	June 30, 2021	December 31, 2020
Advances (1)	$14,954.7	$24,971.1
Mortgage loans held for portfolio, net (2)	4,774.4	4,886.2
Nonaccrual mortgage loans (3)	66.4	90.8
Mortgage loans 90 days or more delinquent and still accruing interest (4)	4.1	5.3
BOB loans, net	22.9	21.2
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs. The amounts include approximately $47.0 million and $62.3 million related to loans in forbearance or repayment programs as a result of COVID-19 at June 30, 2021 and December 31, 2020, respectively.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program improved slightly compared to December 31, 2020, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of June 30, 2021, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.6% of the MPF Original portfolio, 3.4% of the MPF Plus portfolio, and 1.9% of the MPF 35 portfolio, compared with 1.1%, 3.5%, and 2.4%, respectively, at December 31, 2020. The amount of seriously delinquent loans declined across the Bank's MPF portfolio compared to December 31, 2020, as loans continued to exit forbearance and repayment programs related to COVID-19.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at June 30, 2021 and December 31, 2020.

	MPF CE structure June 30, 2021		ACL June 30, 2021
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.0	$103.3	$2.1	$(2.5)	$(0.3)	$(0.6)	$(1.3)
MPF 35	14.9	145.9	3.1	(0.7)	—	(3.0)	(0.6)
MPF Plus	15.0	4.2	7.2	(1.7)	—	(0.4)	5.1
Total	$36.9	$253.4	$12.4	$(4.9)	$(0.3)	$(4.0)	$3.2

	MPF CE structure December 31, 2020		ACL December 31, 2020
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.7	$96.2	$4.2	$(2.6)	$(0.5)	$(1.9)	$(0.8)
MPF 35	13.2	130.9	6.2	(0.6)	—	(4.6)	1.0
MPF Plus	15.3	4.4	7.2	(1.9)	—	(0.5)	4.8
Total	$35.2	$231.5	$17.6	$(5.1)	$(0.5)	$(7.0)	$5.0
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

    The ACL on mortgage loans decreased $1.8 million during the first six months of 2021 primarily due to lower estimates of expected credit losses for the MPF Original and MPF 35 products, which were primarily driven by an improvement in forecasted housing prices.

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

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at June 30, 2021 increased by approximately $5.5 billion compared to December 31, 2020. The increase in the Bank's liquidity portfolio helps to optimize financial holdings while maintaining compliance with regulatory standards.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $9.9 billion at June 30, 2021 and $11.5 billion at December 31, 2020. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. In addition, during 2021, the Bank’s MBS purchases have been restricted by Finance Agency regulations which limit the size of the MBS portfolio based on regulatory capital.

Investment securities, including all trading, AFS, and HTM securities, totaled $15.0 billion at June 30, 2021, compared to $13.1 billion at December 31, 2020. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2021	December 31, 2020
Trading securities:
Non-MBS:
U.S. Treasury obligations	$615.3	$899.4
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	248.9	256.6
Total trading securities	$864.2	$1,156.0
Yield on trading securities	2.05%	2.31%
AFS securities:
U.S. Treasury obligations	$4,406.9	$—
GSE and TVA obligations	1,578.2	1,643.7
State or local agency obligations	226.0	241.7
MBS:
U.S. obligations single-family MBS	487.8	602.1
GSE single-family MBS	2,563.2	3,262.9
GSE multifamily MBS	3,174.9	3,473.4
Private label MBS	220.6	252.6
Total AFS securities	$12,657.6	$9,476.4
Yield on AFS securities	1.27%	1.56%
HTM securities:
Certificates of deposit	$—	$750.0
MBS:
U.S. obligations single-family MBS	99.9	120.6
GSE single-family MBS	725.7	989.8
GSE multifamily MBS	524.7	530.2
Private label MBS	81.6	93.1
Total HTM securities	$1,431.9	$2,483.7
Yield on HTM securities	2.74%	1.99%
Total investment securities	$14,953.7	$13,116.1
Yield on investment securities	1.46%	1.70%

As of June 30, 2021, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Fannie Mae	$5,022.2	$5,022.2
Freddie Mac	4,750.6	4,768.5
Federal Farm Credit Banks	2,263.2	2,298.7
U.S. Treasury	1,716.4	1,716.4
Ginnie Mae	587.7	589.1
Total	$14,340.1	$14,394.9

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At June 30, 2021 and December 31, 2020, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at June 30, 2021 or December 31, 2020.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $2.6 million at June 30, 2021 and $2.4 million at December 31, 2020.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at June 30, 2021 or December 31, 2020.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at June 30, 2021 increased to $940.9 million from $923.4 million at December 31, 2020.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $37.6 billion at June 30, 2021, a decrease of $5.8 billion from December 31, 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances and total asset balances. Discount notes outstanding at June 30, 2021 increased to $15.1 billion from $9.5 billion at December 31, 2020. At June 30, 2021, the Bank’s bonds outstanding decreased to $22.5 billion compared to $33.9 billion at December 31, 2020. The increase in discount notes is consistent with the increase in the Bank's liquidity portfolio.

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

Commitments and Off-Balance Sheet Items. As of June 30, 2021, the Bank was obligated to fund approximately $22.9 million in additional advances and BOB loans, $65.2 million of mortgage loans, and to issue $462.0 million in consolidated obligations. In addition, the Bank had $18.6 billion in outstanding standby letters of credit as of June 30, 2021. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	June 30, 2021		December 31, 2020
Commercial banks	135	$945.8	135	$1,262.3
Savings institutions	51	112.0	51	114.3
Insurance companies	31	81.8	30	83.6
Credit unions	63	63.0	63	67.2
Community Development Financial Institution (CDFI)	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	282	$1,203.0	281	$1,527.8
Mandatorily redeemable capital stock		62.4		142.8
Total capital stock		$1,265.4		$1,670.6

    The total number of members as of June 30, 2021 increased by one member compared to December 31, 2020. The Bank added one new member, and there were no reductions in the membership.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of June 30, 2021 and December 31, 2020.

(dollars in millions)	June 30, 2021
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$238.8	18.9%
TD Bank N.A., Wilmington, DE	148.8	11.8
First National Bank of Pennsylvania, Greenville, PA	136.2	10.8

(dollars in millions)	December 31, 2020
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$276.5	16.6%
PNC Bank, N.A., Wilmington, DE (1)	185.0	11.1
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $429 million and an overall retained earnings need of $830 million as of June 30, 2021. The Bank's retained earnings were $1,387.1 million at June 30, 2021.

Retained earnings increased slightly to $1,387.1 million at June 30, 2021, compared to $1,376.8 million at December 31, 2020. The slight increase in retained earnings during the first six months of 2021 reflected net income that was largely offset by dividends paid. Total retained earnings at June 30, 2021 included unrestricted retained earnings of $929.7 million and restricted retained earnings (RRE) of $457.4 million. At June 30, 2021, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in the first or second quarters of 2021. For additional information, see Note 7 - Capital in this Form 10-Q.

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

(in millions)	June 30, 2021	December 31, 2020
Permanent capital:
Capital stock (1)	$1,265.4	$1,670.6
Retained earnings	1,387.1	1,376.8
Total permanent capital	$2,652.5	$3,047.4
RBC requirement:
Credit risk capital	$170.8	$189.3
Market risk capital	246.3	211.2
Operations risk capital	125.1	120.2
Total RBC requirement	$542.2	$520.7
Excess permanent capital over RBC requirement	$2,110.3	$2,526.7
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The increase in the total RBC requirement as of June 30, 2021 is mainly related to the increase in the market risk capital requirement. The increase was primarily driven by the increase in long-term interest rates since year-end 2020 and corresponding changes to the scenarios used to determine the required market risk capital. Despite the significant decline in permanent capital due to member advance declines and associated reduction in capital stock, the Bank continues to maintain significant excess permanent capital over the RBC requirement.

On June 23, 2021, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2021.

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

The Bank made no changes to its critical accounting policies during the six months ended June 30, 2021.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

LIBOR Transition

LIBOR Transition – 2021 ISDA Interest Rate Derivatives Definitions. On June 11, 2021, ISDA published 2021 ISDA Interest Rate Derivatives Definitions (2021 ISDA Definitions), which will replace the 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions as supplemented effective January 25, 2021, and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate, including U.S. Dollar LIBOR. ISDA announced that implementation of the 2021 ISDA Definitions is expected to take place for clearing houses, trading venues and other market infrastructures between October 1-4, 2021. The Bank does not expect the implementation of the 2021 ISDA Definitions to have a material effect on its financial condition or results of operations.

COVID-19 Developments

Federal Reserve Board (Federal Reserve) Extends Paycheck Protection Program Liquidity Facility. On June 25, 2021, the Federal Reserve announced a final extension of its Paycheck Protection Program Liquidity Facility (PPPLF) by an additional month to July 30, 2021. The PPPLF provides collateralized Paycheck Protection Program (PPP) loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions. The extension would allow additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the Small Business Administration through the June 30, 2021 expiration of the PPP program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, the Office of the Comptroller of the Currency, Federal Reserve, Federal Deposit Insurance Corporation, National Credit Union Administration, Commodity Futures Trading Commission and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Other Legislative Matters

Affordable Housing and Community Investment. Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. The FHLBanks are actively monitoring these proposals.

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
The MV/CS ratio was 220.5% at June 30, 2021 and 188.2% at December 31, 2020. The increase was primarily due to the decrease in capital stock as a result of lower advances.

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

The following table presents the Bank's duration of equity exposure at June 30, 2021 and December 31, 2020. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
June 30, 2021	(2.0)	0.1	1.3
December 31, 2020	(0.9)	0.9	3.2

    Duration of equity changes in the first six months of 2021 were mainly the result of funding actions, primarily the issuance of discount notes, which outweighed the impact of the increase in long-term interest rates. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Flatter	Up 200 bps Parallel Shock
June 30, 2021	(45)	121	212
December 31, 2020	(32)	40	118

    Changes in ROE spread volatility in the first six months of 2021 primarily reflect the impact of funding actions, mainly the issuance of discount notes, which outweighed the impact of the increase in long-term interest rates, For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at June 30, 2021 and December 31, 2020.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At June 30, 2021, aggregate TCE was $36.1 billion, comprised of approximately $14.8 billion in advance principal outstanding, $20.9 billion in letters of credit (including forward commitments), $20.0 million in advance commitments and $354.4 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2020 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At June 30, 2021 and December 31, 2020, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A rating in one of the higher number (i.e., worse) categories indicates that a member exhibits well defined financial weaknesses as described in the Bank's policy. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. Insurance company members are rated on the same numerical rating scale as depository institutions, but the analysis includes both quantitative and qualitative factors. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at June 30, 2021.

	June 30, 2021
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$14,341.7	39.7%
Ally Bank, UT (1)	5,040.0	13.9
Fulton Bank, N.A., PA	1,615.5	4.5
First National Bank of Pennsylvania, PA	1,479.7	4.1
Santander Bank, National Association, DE (2)	1,004.0	2.8
	23,480.9	65.0
Other financial institutions	12,641.3	35.0
Total TCE outstanding	$36,122.2	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

    Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of June 30, 2021.

	June 30, 2021
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$5,025.0	33.9%
First National Bank of Pennsylvania, PA	1,330.0	9.0
JP Morgan Chase Bank, N.A., OH (2)	1,000.0	6.7
Santander Bank, National Association, DE (3)	850.0	5.7
Brighthouse Life Insurance Company, DE (4)	500.0	3.4
	8,705.0	58.7
Other borrowers	6,115.9	41.3
Total advances	$14,820.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) In 2019, the Bank's member Chase Bank USA, N.A. merged into JP Morgan Chase Bank, N.A., a non-member of the Bank, with a principal place of business in Columbus, OH.
(3) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(4) In 2018, Brighthouse Life Insurance Company relocated its principal place of business and became a member of another FHLBank.

The average year-to-date June 30, 2021 balances for the five largest borrowers totaled $10.9 billion, or 57.8% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $18.6 billion at June 30, 2021 and $19.7 billion at December 31, 2020, primarily related to public unit deposits. Available master standby letters of credit of $2.1 billion at June 30, 2021 and $1.2 billion at December 31, 2020 are not included in these totals. The Bank had a concentration of letters of credit with one member (TD Bank) of $13.2 billion or 71% of the total at June 30, 2021 and $12.6 billion or 64% of the total at December 31, 2020.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE. Refer to the Risk Management section of the Bank's 2020 Form 10-K for additional information related to the Bank’s Collateral Policy. Beginning in the first quarter of 2021, the Bank accepts certain electronic mortgage notes (eNotes) that comply with the Bank’s Collateral Policy. Consistent with recent regulatory guidance, the Bank has made collateral policy changes associated with LIBOR-linked collateral that are effective January 2022.

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

Consistent with previous policy stipulations, high quality investment securities are defined as U.S. Treasury and U.S. Agency securities, REFCORP bonds, GSE MBS, commercial and residential private label MBS with a minimum credit rating of single A-minus, which the Bank considers as part of its evaluation of the collateral. In addition, municipal securities (or portions thereof) with a real estate nexus (e.g. proceeds primarily used for real estate development) with a minimum credit rating of single A-minus are included. Members have the option to deliver such high-quality investment securities to the Bank to increase their maximum borrowing capacity. Upon delivery, these securities are valued daily and all non-government or agency securities are subject to weekly ratings reviews. Reported amount also includes pledged FHLBank cash deposits with the Bank.

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$90,744.7	46.1%	$146.3	9.3%	$2,064.3	59.9%	$92,955.3	46.0%
High quality investment securities	1,442.0	0.7	1,255.4	79.3	1,333.2	38.7	4,030.6	2.0
ORERC/CFI eligible collateral	85,043.8	43.2	156.9	9.9	49.9	1.4	85,250.6	42.2
Multi-family residential mortgage loans	19,671.2	10.0	23.9	1.5	—	—	19,695.1	9.8
Total eligible collateral value	$196,901.7	100.0%	$1,582.5	100.0%	$3,447.4	100.0%	$201,931.6	100.0%
Total TCE	$33,507.1	92.7%	$891.0	2.5%	$1,724.1	4.8%	$36,122.2	100.0%
Number of members	165	86.4%	12	6.3%	14	7.3%	191	100.0%

	December 31, 2020
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$94,362.6	45.7%	$211.7	12.2%	$5,211.0	77.6%	$99,785.3	46.4%
High quality investment securities	1,485.9	0.7	1,376.5	79.2	1,475.5	21.9	4,337.9	2.0
ORERC/CFI eligible collateral	89,983.1	43.5	136.3	7.8	35.6	0.5	90,155.0	41.9
Multi-family residential mortgage loans	20,852.3	10.1	13.8	0.8	—	—	20,866.1	9.7
Total eligible collateral value	$206,683.9	100.0%	$1,738.3	100.0%	$6,722.1	100.0%	$215,144.3	100.0%
Total TCE	$41,277.4	89.7%	$980.2	2.1%	$3,783.4	8.2%	$46,041.0	100.0%
Number of members	167	85.6%	14	7.2%	14	7.2%	195	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of June 30, 2021 and December 31, 2020, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	June 30, 2021(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$347.8	$—	$—	$—	$347.8
Securities purchased under agreements to resell	2,200.0	—	750.0	500.0	—	—	3,450.0
Federal funds sold	—	—	2,275.0	—	—	—	2,275.0
Total money market investments	2,200.0	—	3,372.8	500.0	—	—	6,072.8
Investment securities:
U.S. Treasury obligations	—	5,022.2	—	—	—	—	5,022.2
GSE and TVA obligations	—	1,827.1	—	—	—	—	1,827.1
State or local agency obligations	22.6	203.4	—	—	—	—	226.0
Total non-MBS	22.6	7,052.7	—	—	—	—	7,075.3
U.S. obligations single-family MBS	—	587.7	—	—	—	—	587.7
GSE single-family MBS	—	3,288.9	—	—	—	—	3,288.9
GSE multifamily MBS	—	3,699.6	—	—	—	—	3,699.6
Private label MBS	—	8.6	28.2	20.6	92.6	152.2	302.2
Total MBS	—	7,584.8	28.2	20.6	92.6	152.2	7,878.4
Total investments	$2,222.6	$14,637.5	$3,401.0	$520.6	$92.6	$152.2	$21,026.5

	December 31, 2020 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$950.8	$—	$—	$—	$950.8
Securities purchased under agreements to resell	—	—	500.0	100.0	—	—	600.0
Federal funds sold	—	—	1,850.0	—	—	—	1,850.0
Total money market investments	—	—	3,300.8	100.0	—	—	3,400.8
Investment securities:
U.S. Treasury obligations	—	899.4	—	—	—	—	899.4
Certificates of deposit	—	250.0	500.0	—	—	—	750.0
GSE and TVA obligations	—	1,900.3	—	—	—	—	1,900.3
State or local agency obligations	26.0	215.7	—	—	—	—	241.7
Total non-MBS	26.0	3,265.4	500.0	—	—	—	3,791.4
U.S. obligations single-family MBS	—	722.7	—	—	—	—	722.7
GSE single-family MBS	—	4,252.7	—	—	—	—	4,252.7
GSE multifamily MBS	—	4,003.6	—	—	—	—	4,003.6
Private label MBS	—	14.6	18.5	14.2	111.3	187.1	345.7
Total MBS	—	8,993.6	18.5	14.2	111.3	187.1	9,324.7
Total investments	$26.0	$12,259.0	$3,819.3	$114.2	$111.3	$187.1	$16,516.9
Notes:
(1) Balances exclude total accrued interest of $31.5 million for June 30, 2021 and $28.2 million for December 31, 2020.

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

As of June 30, 2021, the Bank had unsecured exposure to 9 counterparties totaling $2.6 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at June 30, 2021 and December 31, 2020. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	June 30, 2021	December 31, 2020
Interest-bearing deposits	$347.8	$950.8
Certificates of deposit	—	750.0
Federal funds sold	2,275.0	1,850.0
Total	$2,622.8	$3,550.8
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes a $343.3 million compensating balance account with a counterparty which is non-interest bearing.

    As of June 30, 2021, 86.7% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of June 30, 2021, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
June 30, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$347.8	$347.8
U.S. branches and agency offices of foreign commercial banks:
Australia	—	700.0	700.0
Canada	—	425.0	425.0
France	—	300.0	300.0
Germany	—	425.0	425.0
Netherlands	—	425.0	425.0
Total U.S. branches and agency offices of foreign commercial banks	—	2,275.0	2,275.0
Total unsecured investment credit exposure	$—	$2,622.8	$2,622.8

(in millions)
December 31, 2020 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$950.8	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	—	750.0	750.0
Canada	250.0	1,100.0	1,350.0
Netherlands	—	500.0	500.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	2,350.0	2,600.0
Total unsecured investment credit exposure	$250.0	$3,300.8	$3,550.8
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

(in millions)
June 30, 2021
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$347.8	$—	$—	$347.8
U.S. branches and agency offices of foreign commercial banks:
Australia	700.0	—	—	700.0
Canada	425.0	—	—	425.0
France	300.0	—	—	300.0
Germany	425.0	—	—	425.0
Netherlands	425.0	—	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	2,275.0	—	—	2,275.0
Total unsecured investment credit exposure	$2,622.8	$—	$—	$2,622.8

(in millions)
December 31, 2020
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$950.8	$—	$—	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	600.0	500.0	250.0	1,350.0
Netherlands	500.0	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,850.0	500.0	250.0	2,600.0
Total unsecured investment credit exposure	$2,800.8	$500.0	$250.0	$3,550.8

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $5.0 billion at June 30, 2021 and $0.9 billion at December 31, 2020.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $9.4 billion at June 30, 2021 and $10.9 billion at December 31, 2020.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $226.0 million at June 30, 2021 and $241.7 million at December 31, 2020.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $302.2 million at June 30, 2021 and $345.7 million at December 31, 2020.

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

The Bank recorded a benefit for credit losses of $0.1 million on its private label MBS for the second quarter of 2021 and a benefit of $1.2 million for the second quarter of 2020. For the six months ended June 30, 2021, the Bank recorded a provision for credit losses of $0.2 million and a provision of $1.6 million for the same prior-year period. Because the Bank does not intend to sell and will not be required to sell any securities with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its private label MBS securities amortized cost basis for the difference between amortized cost and fair value. The Bank has not recorded credit losses on any other type of security (e.g., U.S. Agency MBS or non-MBS securities).

When the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a benefit for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities was $3.3 million and $4.1 million for the second quarter of 2021 and 2020, respectively, and $6.9 million and $8.1 million for the first six months of 2021 and 2020, respectively.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any conventional mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.8 billion at June 30, 2021 and $4.9 billion at December 31, 2020, after an allowance for credit losses of $3.2 million at June 30, 2021 and $5.0 million at December 31, 2020.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2021, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of June 30, 2021, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2021 was $22.8 million and $6.9 million, respectively. The corresponding amounts at December 31, 2020 were $30.0 million and $8.9 million.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2020 Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.1 million at both June 30, 2021 and December 31, 2020.

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

    The Bank uses either CME Clearing or LCH Ltd. as the Clearing House for its cleared derivative transactions. Variation margin payments are characterized as daily settlement payments, rather than collateral. Initial margin is considered cash collateral. The Bank is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements, daily settlement and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements.

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2021. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2021.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2021 and December 31, 2020.

(in millions)	June 30, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
BBB	$745.0	$0.3	$0.1	$0.4
Cleared derivatives	17,236.5	—	202.0	202.0
Liability positions with credit exposure:
Uncleared derivatives
A	2,257.1	(3.3)	4.4	1.1
BBB	1,333.7	(2.5)	3.1	0.6
Total derivative positions with credit exposure to non-member counterparties	21,572.3	(5.5)	209.6	204.1
Member institutions (2)	65.2	0.1	—	0.1
Total	$21,637.5	$(5.4)	$209.6	$204.2
Derivative positions without credit exposure	1,225.8
Total notional	$22,863.3

(in millions)	December 31, 2020
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$805.0	$0.3	$—	$0.3
Cleared derivatives	16,077.1	—	135.6	135.6
Liability positions with credit exposure:
Uncleared derivatives
A	27.3	(0.3)	0.5	0.2
BBB	234.2	(1.0)	1.2	0.2
Total derivative positions with credit exposure to non-member counterparties	17,143.6	(1.0)	137.3	136.3
Member institutions (2)	60.6	0.7	—	0.7
Total	$17,204.2	$(0.3)	$137.3	$137.0
Derivative positions without credit exposure	237.8
Total notional	$17,442.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2021. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
(2) Member institutions include mortgage delivery commitments.

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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of June 30, 2021. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $18.7 billion at June 30, 2021 and $15.7 billion at December 31, 2020.

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During the first half of 2021, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, including funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at June 30, 2021. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2020 Form 10-K for additional information.

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

    The Bank continues to evaluate its risks and monitor the changes in the market as it relates to the cessation of LIBOR and the transition to an alternative rate (e.g., SOFR).  In March 2021, the FCA confirmed that key LIBOR settings will cease as of June 30, 2023. The Bank has developed a LIBOR transition plan which addresses considerations such as: exposure, fallback language, systems preparation, and balance sheet management. In addition, the Bank has changed the index upon which it bases risk measures and executive compensation from LIBOR to average Federal funds rate.

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of June 30, 2021.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$1,885.0	$93.1	$1,978.1
Investments:
MBS	20.1	5,493.9	5,514.0
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	4,449.2	1,976.7	6,425.9
Uncleared	25.5	26.1	51.6
Total Principal/Notional Amounts	$6,379.8	$7,589.8	$13,969.6

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$1,790.0	$—	$1,790.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	1,521.2	60.0	1,581.2
Uncleared	40.0	—	40.0
Total Principal/Notional Amounts	$3,351.2	$60.0	$3,411.2

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

The Bank continues to execute certain variable rate instruments that are indexed to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of June 30, 2021.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$1,978.1	$24.9	$—	$115.0	$2,118.0
Investments:
MBS	5,514.0	—	—	81.9	5,595.9
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	6,477.5	7,105.4	1,057.9	—	14,640.8
Total Principal/Notional Amounts	$13,969.6	$7,130.3	$1,057.9	$196.9	$22,354.7

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated Obligations	$1,790.0	$1,375.0	$—	$—	$3,165.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	1,621.2	4,909.0	602.0	—	7,132.2
Total Principal/Notional Amounts	$3,411.2	$6,284.0	$602.0	$—	$10,297.2

On July 1, 2021, the Finance Agency issued a Supervisory Letter to the FHLBanks regarding its expectations regarding an FHLBank’s use of alternative rates other than SOFR or other rates currently used by the Bank. The Supervisory Letter provides guidance on considerations, such as volume of underlying transactions, credit sensitivity, modeling risk and others, that an FHLBank should take into account prior to employing an alternative reference rate. In addition, if the Bank intends to use an alternative rate not already used, it needs to provide notice to the Finance Agency.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Interest income:
Advances	$31,269	$170,477	$81,284	$453,752
Interest-bearing deposits	205	360	586	5,367
Securities purchased under agreements to resell	136	240	264	7,629
Federal funds sold	486	1,239	1,312	26,454
Trading securities	4,245	14,598	8,576	32,731
Available-for-sale (AFS) securities	23,179	43,192	50,297	106,569
Held-to-maturity (HTM) securities	8,651	13,632	18,125	32,116
Mortgage loans held for portfolio	30,800	40,591	63,118	85,629
Total interest income	98,971	284,329	223,562	750,247
Interest expense:
Consolidated obligations - discount notes	1,420	57,364	4,095	158,434
Consolidated obligations - bonds	57,716	120,268	119,742	381,427
Deposits	39	16	64	1,801
Mandatorily redeemable capital stock and other borrowings	864	3,910	2,767	10,055
Total interest expense	60,039	181,558	126,668	551,717
Net interest income	38,932	102,771	96,894	198,530
Provision (benefit) for credit losses	(309)	944	(1,418)	4,392
Net interest income after provision (benefit) for credit losses	39,241	101,827	98,312	194,138
Other noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(1,837)	(3,263)	(12,714)	59,191
Net gains (losses) on derivatives and hedging activities (Note 5)	(7,933)	(3,864)	5,734	(101,274)
Standby letters of credit fees	5,703	5,229	11,560	10,612
Other, net	1,115	2,043	1,838	283
Total other noninterest income (loss)	(2,952)	145	6,418	(31,188)
Other expense:
Compensation and benefits	11,616	16,518	27,210	26,346
Other operating	9,073	14,881	16,373	21,998
Finance Agency	1,616	1,894	3,236	3,794
Office of Finance	861	1,223	2,301	2,752
Total other expense	23,166	34,516	49,120	54,890
Income before assessments	13,123	67,456	55,610	108,060
Affordable Housing Program (AHP) assessment	1,399	7,136	5,838	11,811
Net income	$11,724	$60,320	$49,772	$96,249

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$11,724	$60,320	$49,772	$96,249
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(7,550)	88,564	(11,774)	21,190
Reclassification of net (gains) included in net income relating to hedging activities	—	(148)	—	(149)
Pension and post-retirement benefits	1,667	868	1,852	1,037
Total other comprehensive income (loss)	(5,883)	89,284	(9,922)	22,078
Total comprehensive income (loss)	$5,841	$149,604	$39,850	$118,327

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$545,056	$1,036,459
Interest-bearing deposits (Note 2)	353,756	956,628
Federal funds sold (Note 2)	2,275,000	1,850,000
Securities purchased under agreements to resell (Note 2)	3,450,000	600,000
Investment securities: (Note 2)
Trading securities	864,226	1,156,003
AFS securities, net; amortized cost of $12,528,439 and $9,335,210, respectively	12,657,633	9,476,385
HTM securities; fair value of $1,486,946 and $2,557,128, respectively	1,431,881	2,483,730
Total investment securities	14,953,740	13,116,118
Advances (Note 3)	14,954,724	24,971,119
Mortgage loans held for portfolio, net (Note 4)	4,774,417	4,886,207
Banking on Business (BOB) loans, net	22,850	21,236
Accrued interest receivable	82,907	90,702
Derivative assets (Note 5)	204,235	137,042
Other assets	45,505	47,380
Total assets	$41,662,190	$47,712,891

LIABILITIES AND CAPITAL
Liabilities
Deposits	$940,937	$923,371
Consolidated obligations: (Note 6)
Discount notes	15,112,780	9,510,085
Bonds	22,514,270	33,854,754
Total consolidated obligations	37,627,050	43,364,839
Mandatorily redeemable capital stock (Note 7)	62,390	142,807
Accrued interest payable	57,159	64,950
AHP payable	92,204	102,186
Derivative liabilities (Note 5)	14,177	4,459
Other liabilities	150,765	68,361
Total liabilities	38,944,682	44,670,973
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding 12,030 and 15,278 shares, respectively	1,202,989	1,527,841
Retained earnings:
Unrestricted	929,737	919,373
Restricted	457,378	457,378
Total retained earnings	1,387,115	1,376,751
Accumulated Other Comprehensive Income (AOCI)	127,404	137,326
Total capital	2,717,508	3,041,918
Total liabilities and capital	$41,662,190	$47,712,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$49,772	$96,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,919	(10,446)
Net change in derivatives and hedging activities	150,279	(392,592)
Net change in fair value adjustments on trading securities	12,714	—
Other adjustments, net	(437)	5,401
Net change in:
Trading securities	—	(72,042)
Accrued interest receivable	7,876	61,661
Other assets	1,563	(522)
Accrued interest payable	(7,791)	(107,213)
Other liabilities	(23,488)	(10,265)
Net cash provided by (used in) operating activities	$197,407	$(429,769)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(96) and $(1,436) (to) from other FHLBanks)	$531,167	$(188,644)
Federal funds sold	(425,000)	930,000
Securities purchased under agreements to resell	(2,850,000)	600,000
Trading securities:
Proceeds	675,091	—
Purchases	(399,875)	—
AFS securities:
Proceeds	1,173,684	1,230,536
Purchases	(4,309,715)	(626,110)
HTM securities:
Proceeds	1,548,711	920,165
Purchases	(500,000)	(490,908)
Advances:
Repaid	17,751,751	296,437,670
Originated	(7,849,753)	(280,129,780)
Mortgage loans held for portfolio:
Proceeds	888,644	593,719
Purchases	(795,339)	(730,655)
Other investing activities, net	(1,526)	(285)
Net cash provided by (used in) investing activities	$5,437,840	$18,545,708
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Six months ended June 30,
(in thousands)	2021	2020
FINANCING ACTIVITIES
Net change in deposits	$17,679	$372,368
Net proceeds from issuance of consolidated obligations:
Discount notes	82,452,989	157,018,954
Bonds	12,130,263	21,254,195
Payments for maturing and retiring consolidated obligations:
Discount notes	(76,848,464)	(154,099,672)
Bonds	(23,434,440)	(41,493,735)
Proceeds from issuance of capital stock	367,362	2,481,356
Payments for repurchase/redemption of capital stock	(692,214)	(3,125,475)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(80,417)	(79,150)
Cash dividends paid	(39,408)	(97,399)
Partial recovery of prior capital distribution to Financing Corporation	—	8,541
Net cash provided by (used in) financing activities	$(6,126,650)	$(17,760,017)
Net increase (decrease) in cash and due from banks	$(491,403)	$355,922
Cash and due from banks at beginning of the period	1,036,459	21,490
Cash and due from banks at end of the period	$545,056	$377,412
Supplemental disclosures:
Interest paid	$150,782	$651,066
AHP payments	15,821	14,520
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	—	(39,457)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
March 31, 2020	36,299	$3,629,937	$883,432	$422,474	$1,305,906	$24,620	$4,960,463
Comprehensive income	—	—	48,256	12,064	60,320	89,284	149,604
Issuance of capital stock	2,976	297,636	—	—	—	—	297,636
Repurchase/redemption of capital stock	(15,167)	(1,516,716)	—	—	—	—	(1,516,716)
Shares reclassified to mandatorily redeemable capital stock	(394)	(39,437)	—	—	—	—	(39,437)
Partial recovery of prior capital distribution to Financing Corporation	—	—	8,541	—	8,541	—	8,541
Cash dividends	—	—	(41,249)	—	(41,249)	—	(41,249)
June 30, 2020	23,714	$2,371,420	$898,980	$434,538	$1,333,518	$113,904	$3,818,842

March 31, 2021	13,287	$1,328,659	$935,617	$457,378	$1,392,995	$133,287	$2,854,941
Comprehensive income	—	—	11,724	—	11,724	(5,883)	5,841
Issuance of capital stock	2,009	200,913	—	—	—	—	200,913
Repurchase/redemption of capital stock	(3,266)	(326,583)	—	—	—	—	(326,583)
Cash dividends	—	—	(17,604)	—	(17,604)	—	(17,604)
June 30, 2021	12,030	$1,202,989	$929,737	$457,378	$1,387,115	$127,404	$2,717,508

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13	—	—	113	—	113	—	113
Comprehensive income	—	—	76,999	19,250	96,249	22,078	118,327
Issuance of capital stock	24,814	2,481,356	—	—	—	—	2,481,356
Repurchase/redemption of capital stock	(31,255)	(3,125,475)	—	—	—	—	(3,125,475)
Shares reclassified to mandatorily redeemable capital stock	(395)	(39,457)	—	—	—	—	(39,457)
Partial recovery of prior capital distribution to Financing Corporation	—	—	8,541	—	8,541	—	8,541
Cash dividends	—	—	(97,399)	—	(97,399)	—	(97,399)
June 30, 2020	23,714	$2,371,420	$898,980	$434,538	$1,333,518	$113,904	$3,818,842

December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income	—	—	49,772	—	49,772	(9,922)	39,850
Issuance of capital stock	3,674	367,362	—	—	—	—	367,362
Repurchase/redemption of capital stock	(6,922)	(692,214)	—	—	—	—	(692,214)
Cash dividends	—	—	(39,408)	—	(39,408)	—	(39,408)
June 30, 2021	12,030	$1,202,989	$929,737	$457,378	$1,387,115	$127,404	$2,717,508
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

Notes to Unaudited Financial Statements (continued)
Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank adopted the following new accounting standards during the six months ended June 30, 2021.

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

    The Bank did not have any recently issued accounting standards which may have an impact on the Bank for the six months ended June 30, 2021.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At June 30, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At June 30, 2021 and December 31, 2020, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2021 and December 31, 2020. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At June 30, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

    Trading Securities. The following table presents trading securities as of June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
U.S. Treasury obligations	$615,300	$899,421
GSE and TVA obligations	248,926	256,582
Total	$864,226	$1,156,003

The following table presents net gains (losses) on trading securities for the second quarter and first six months of 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(669)	$934	$(10,439)	$43,885
Net gains (losses) on trading securities sold/matured during the period	(1,168)	(4,197)	(2,275)	15,306
Net gains (losses) on trading securities	$(1,837)	$(3,263)	$(12,714)	$59,191

AFS Securities. The following tables present AFS securities as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,412,275	$—	$15	$(5,438)	$4,406,852
GSE and TVA obligations	1,528,246	—	49,961	—	1,578,207
State or local agency obligations	215,104	—	10,944	—	226,048
Total non-MBS	$6,155,625	$—	$60,920	$(5,438)	$6,211,107
MBS:
U.S. obligations single-family MBS	$481,806	$—	$6,086	$(47)	$487,845
GSE single-family MBS	2,536,482	—	26,812	(50)	2,563,244
GSE multifamily MBS	3,166,430	—	8,884	(435)	3,174,879
Private label MBS	188,096	(2,624)	35,181	(95)	220,558
Total MBS	$6,372,814	$(2,624)	$76,963	$(627)	$6,446,526
Total AFS securities	$12,528,439	$(2,624)	$137,883	$(6,065)	$12,657,633

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,590,661	$—	$53,072	$—	$1,643,733
State or local agency obligations	227,248	—	14,382	—	241,630
Total non-MBS	$1,817,909	$—	$67,454	$—	$1,885,363
MBS:
U.S. obligations single-family MBS	$595,215	$—	$6,994	$(61)	$602,148
GSE single-family MBS	3,237,124	—	25,969	(213)	3,262,880
GSE multifamily MBS	3,466,937	—	10,235	(3,778)	3,473,394
Private label MBS	218,025	(2,417)	37,149	(157)	252,600
Total MBS	$7,517,301	$(2,417)	$80,347	$(4,209)	$7,591,022
Total AFS securities	$9,335,210	$(2,417)	$147,801	$(4,209)	$9,476,385
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $23.2 million and $16.9 million at June 30, 2021 and December 31, 2020.

The following tables summarize the AFS securities with unrealized losses as of June 30, 2021 and December 31, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,257,081	$(5,438)	$—	$—	$4,257,081	$(5,438)
MBS:
U.S. obligations single-family MBS	$23,299	$(47)	$—	$—	$23,299	$(47)
GSE single-family MBS	31,122	(47)	6,922	(3)	38,044	(50)
GSE multifamily MBS	39,205	(18)	894,234	(417)	933,439	(435)
Private label MBS	—	—	2,455	(95)	2,455	(95)
Total MBS	$93,626	$(112)	$903,611	$(515)	$997,237	$(627)
Total	$4,350,707	$(5,550)	$903,611	$(515)	$5,254,318	$(6,065)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$8,591	$(17)	$25,713	$(44)	$34,304	$(61)
GSE single-family MBS	54,657	(21)	217,942	(192)	272,599	(213)
GSE multifamily MBS	156,006	(70)	2,276,207	(3,708)	2,432,213	(3,778)
Private label MBS	1,767	(10)	2,631	(147)	4,398	(157)
Total MBS	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)
Total	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$141,369	$142,458	$73,115	$73,276
Due after one year through five years	3,098,700	3,106,072	570,540	581,853
Due after five years through ten years	2,639,088	2,669,871	789,408	820,239
Due after ten years	276,468	292,706	384,846	409,995
Total non-MBS	6,155,625	6,211,107	1,817,909	1,885,363
MBS	6,372,814	6,446,526	7,517,301	7,591,022
Total AFS securities	$12,528,439	$12,657,633	$9,335,210	$9,476,385

Interest Rate Payment Terms.  The following table details interest payment terms at June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Amortized cost of AFS non-MBS:
Fixed-rate	$6,155,625	$1,817,909
Variable-rate	—	—
Total non-MBS	$6,155,625	$1,817,909
Amortized cost of AFS MBS:
Fixed-rate	$1,025,700	$1,382,062
Variable-rate	5,347,114	6,135,239
Total MBS	$6,372,814	$7,517,301
Total amortized cost of AFS securities	$12,528,439	$9,335,210

    HTM Securities. The following tables present HTM securities as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family MBS	$99,903	$1,335	$—	$101,238
GSE single-family MBS	725,667	14,360	(4,896)	735,131
GSE multifamily MBS	524,696	43,985	—	568,681
Private label MBS	81,615	803	(522)	81,896
Total MBS	$1,431,881	$60,483	$(5,418)	$1,486,946
Total HTM securities (2)	$1,431,881	$60,483	$(5,418)	$1,486,946

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$750,000	$77	$—	$750,077
MBS:
U.S. obligations single-family MBS	$120,539	$1,213	$—	$121,752
GSE single-family MBS	989,824	20,337	(1,053)	1,009,108
GSE multifamily MBS	530,240	53,555	—	583,795
Private label MBS	93,127	582	(1,313)	92,396
Total MBS	$1,733,730	$75,687	$(2,366)	$1,807,051
Total HTM securities (2)	$2,483,730	$75,764	$(2,366)	$2,557,128
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $3.2 million and $4.1 million at June 30, 2021 and December 31, 2020.
(2) No ACL was recorded for these securities as of June 30, 2021 and December 31, 2020.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$750,000	$750,077
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total non-MBS	—	—	750,000	750,077
MBS	1,431,881	1,486,946	1,733,730	1,807,051
Total HTM securities	$1,431,881	$1,486,946	$2,483,730	$2,557,128

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Amortized cost of HTM non-MBS:
Fixed-rate	$—	$750,000
Variable-rate	—	—
Total non-MBS	$—	$750,000
Amortized cost of HTM MBS:
Fixed-rate	$1,227,978	$1,493,149
Variable-rate	203,903	240,581
Total MBS	$1,431,881	$1,733,730
Total HTM securities	$1,431,881	$2,483,730

    Debt Securities ACL. For HTM securities, there was no ACL at June 30, 2021 and December 31, 2020. For AFS securities, the Bank recorded an ACL only on its private label MBS at June 30, 2021 and December 31, 2020.

Notes to Unaudited Financial Statements (continued)
AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and six months ended June 30, 2021 and 2020.

	Private label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$2,762	$2,834	$2,417	$—
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	(138)	(1,260)	207	1,574
Balance, end of period	$2,624	$1,574	$2,624	$1,574

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at June 30, 2021, the Bank employs the following methodologies by major security type.

Certificates of Deposits. The Bank invests in short-term investments, such as certificate of deposits, primarily to manage liquidity. The Bank’s certificates of deposits, which are unsecured, have original contractual maturities of one year or less. The Bank only purchases certificates of deposits considered investment quality. The Bank did not own certificates of deposits at June 30, 2021. Due to their short duration, high credit quality, and insignificant expected credit losses, no ACL was recorded on certificates of deposits at December 31, 2020.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at June 30, 2021.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At June 30, 2021, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

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

    The Bank only purchases state or local agency obligations considered investment quality. At June 30, 2021, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At June 30, 2021, the Bank expects to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2021, 21.3% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

Notes to Unaudited Financial Statements (continued)
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

The following table details the Bank’s advances portfolio by year of redemption as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	June 30, 2021		December 31, 2020
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,974,180	1.36%	$14,760,790	0.84%
Due after 1 year through 2 years	2,978,802	2.32	5,878,635	2.25
Due after 2 years through 3 years	1,066,731	1.90	1,584,471	2.08
Due after 3 years through 4 years	1,336,508	1.98	1,126,992	1.85
Due after 4 years through 5 years	280,000	1.22	1,163,781	1.91
Thereafter	184,660	2.59	210,220	2.55
Total par value	14,820,881	1.66%	24,724,889	1.37%
Deferred prepayment fees	(1,117)		(3,673)
Hedging adjustments	134,960		249,903
Total book value (1)	$14,954,724		$24,971,119
Notes:
(1) Amounts exclude accrued interest receivable of $27.1 million and $36.6 million at June 30, 2021 and December 31, 2020.

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

At June 30, 2021 and December 31, 2020, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)
The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of June 30, 2021 and December 31, 2020.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Due in 1 year or less	$9,014,180	$14,860,790	$8,994,180	$14,780,790
Due after 1 year through 2 years	2,978,802	5,818,635	2,972,802	5,878,635
Due after 2 years through 3 years	1,066,731	1,584,471	1,066,731	1,578,471
Due after 3 years through 4 years	1,296,508	1,086,992	1,322,508	1,121,992
Due after 4 years through 5 years	280,000	1,163,781	280,000	1,154,781
Thereafter	184,660	210,220	184,660	210,220
Total par value	$14,820,881	$24,724,889	$14,820,881	$24,724,889

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Fixed-rate – overnight	$7,000	$37,225
Fixed-rate – term:
Due in 1 year or less	6,992,273	6,658,991
Thereafter	5,703,601	9,810,998
Total fixed-rate	12,702,874	16,507,214
Variable-rate:
Due in 1 year or less	1,974,907	8,064,575
Thereafter	143,100	153,100
Total variable-rate	2,118,007	8,217,675
Total par value	$14,820,881	$24,724,889

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of June 30, 2021, the Bank had advances of $8.7 billion outstanding to the five largest borrowers, which represented 58.7% of the total principal amount of advances outstanding. Of these five, one had outstanding advance balances that were in excess of 10% of the total portfolio at June 30, 2021.

As of December 31, 2020, the Bank had advances of $15.2 billion outstanding to the five largest borrowers, which represented 61.4% of the total principal amount of advances outstanding. Of these five, three had outstanding advance balances that were in excess of 10% of the total portfolio at December 31, 2020.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At June 30, 2021 and December 31, 2020, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At June 30, 2021 and December 31, 2020, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at June 30, 2021 or December 31, 2020.

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

The following table presents balances as of June 30, 2021 and December 31, 2020 for mortgage loans held for portfolio.

(in thousands)	June 30, 2021	December 31, 2020
Fixed-rate long-term single-family mortgages (1)	$4,503,746	$4,610,761
Fixed-rate medium-term single-family mortgages (1)	180,948	181,535
Total par value	4,684,694	4,792,296
Premiums	86,377	87,424
Discounts	(2,126)	(2,439)
Hedging adjustments	8,697	13,898
Total mortgage loans held for portfolio (2)	$4,777,642	$4,891,179
Allowance for credit losses on mortgage loans	(3,225)	(4,972)
Mortgage loans held for portfolio, net	$4,774,417	$4,886,207
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $24.1 million at June 30, 2021 and $25.7 million at December 31, 2020.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Conventional loans	$4,539,887	$4,633,848
Government-guaranteed/insured loans	144,807	158,448
Total par value	$4,684,694	$4,792,296

Purchases, Sales and Reclassifications. During the six months ended June 30, 2021 and 2020, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Unaudited Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$12,791	$15,154	$27,945
Past due 60-89 days	3,383	6,281	9,664
Past due 90 days or more	18,379	40,372	58,751
Total past due loans	$34,553	$61,807	$96,360
Current loans	1,314,530	3,218,320	4,532,850
Total conventional loans (2)	$1,349,083	$3,280,127	$4,629,210

	December 31, 2020
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$14,211	$26,825	$41,036
Past due 60-89 days	5,719	10,950	16,669
Past due 90 days or more	18,070	61,185	79,255
Total past due loans	$38,000	$98,960	$136,960
Current loans	1,132,774	3,458,941	4,591,715
Total conventional loans (3)	$1,170,774	$3,557,901	$4,728,675
Note:
(1) The amortized cost at June 30, 2021 and December 31, 2020 excludes accrued interest receivable.
(2) Includes approximately $60.5 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $1.7 million was current, $5.8 million was 30-59 days past due, $6.0 million was 60-89 days past due, and $47.0 million was 90 days or more past due at June 30, 2021.
(3) Includes approximately $83.9 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $1.7 million was current, $10.3 million was 30-59 days past due, $9.6 million was 60-89 days past due, and $62.3 million was 90 days or more past due at December 31, 2020.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at June 30, 2021 and December 31, 2020.

	June 30, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$2,815	$614	$3,429
Serious delinquency rate (2)	1.3%	2.9%	1.3%
Past due 90 days or more still accruing interest	$—	$4,163	$4,163
Loans on nonaccrual status (3)	$66,529	$—	$66,529

	December 31, 2020
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$8,238	$1,667	$9,905
Serious delinquency rate (2)	1.7%	3.7%	1.8%
Past due 90 days or more still accruing interest	$—	$5,483	$5,483
Loans on nonaccrual status (3)	$91,201	$—	$91,201
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

The par value of conventional loans in a forbearance or repayment plan as a result of the COVID-19 pandemic was $60.5 million at June 30, 2021 and $83.9 million at December 31, 2020. These amounts represented 1.3% of mortgage loans held for portfolio at June 30, 2021 and 1.8% at December 31, 2020. Of the conventional loans in a forbearance plan as a result of COVID-19, approximately 85% and 93% of the loans were not deemed to be collateral dependent and not charged-off as of June 30, 2021 and December 31, 2020, respectively.

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

Notes to Unaudited Financial Statements (continued)
Conventional MPF - Rollforward of ACL

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$3,736	$4,294	$4,972	$7,832
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	—	—	—	(3,875)
(Charge-offs) Recoveries, net (2)	206	153	506	156
Provision (benefit) for credit losses	(717)	1,453	(2,253)	1,787
Balance, June 30	$3,225	$5,900	$3,225	$5,900
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or insured mortgage loans at June 30, 2021 or December 31, 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.7 million and $0.8 million of REO reported in Other assets on the Statement of Condition at June 30, 2021 and December 31, 2020, respectively.

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

	June 30, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$20,407,052	$2,458	$19,280
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,365,988	$298	$2,862
Interest rate caps or floors	1,025,000	1,015	—
Mortgage delivery commitments	65,151	108	34
Total derivatives not designated as hedging instruments:	$2,456,139	$1,421	$2,896
Total derivatives before netting and collateral adjustments	$22,863,191	$3,879	$22,176
Netting adjustments and cash collateral (1)		200,356	(7,999)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$204,235	$14,177

	December 31, 2020
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,307,383	$1,494	$5,193
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,868,988	$71	$2,386
Interest rate caps or floors	1,205,000	1,173	—
Mortgage delivery commitments	60,622	675	11
Total derivatives not designated as hedging instruments:	$3,134,610	$1,919	$2,397
Total derivatives before netting and collateral adjustments	$17,441,993	$3,413	$7,590
Netting adjustments and cash collateral (1)		133,629	(3,131)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$137,042	$4,459
Note:

Notes to Unaudited Financial Statements (continued)
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $209.6 million for June 30, 2021 and $137.9 million for December 31, 2020. Cash collateral received was $1.2 million for June 30, 2021 and $1.1 million for December 31, 2020.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended June 30, 2021
Hedged item type:
Advances	$22,595	$(22,594)	$(35,243)	$(35,242)	$31,269
AFS securities	(21,508)	20,710	(10,552)	(11,350)	23,179
Mortgage loans held for portfolio	—	(1,153)	—	(1,153)	30,800
Consolidated obligations – bonds	(12,418)	12,440	8,724	8,746	(57,716)
Total	$(11,331)	$9,403	$(37,071)	$(38,999)
Six months ended June 30, 2021
Hedged item type:
Advances	$114,948	$(114,945)	$(74,827)	$(74,824)	$81,284
AFS securities	39,901	(38,569)	(18,138)	(16,806)	50,297
Mortgage loans held for portfolio	—	(2,021)	—	(2,021)	63,118
Consolidated obligations – bonds	(20,475)	20,534	16,143	16,202	(119,742)
Total	$134,374	$(135,001)	$(76,822)	$(77,449)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended June 30, 2020
Hedged item type:
Advances	$2,123	$(2,146)	$(49,396)	$(49,419)	$170,477
AFS securities	(6,492)	6,996	(4,728)	(4,224)	43,192
Mortgage loans held for portfolio	—	(677)	—	(677)	40,591
Consolidated obligations – bonds	(15,989)	16,005	23,081	23,097	(120,268)
Total	$(20,358)	$20,178	$(31,043)	$(31,223)
Six months ended June 30, 2020
Hedged item type:
Advances	$(313,121)	$312,993	$(67,109)	$(67,237)	$453,752
AFS securities	(112,694)	109,053	(6,664)	(10,305)	106,569
Mortgage loans held for portfolio	—	(1,083)	—	(1,083)	85,629
Consolidated obligations – bonds	26,381	(25,980)	32,758	33,159	(381,427)
	$(399,434)	$394,983	$(41,015)	$(45,466)

Notes to Unaudited Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	June 30, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,195,378	$134,982	$(22)	$134,960
AFS securities	5,854,959	92,885	1,081	93,966
Consolidated obligations – bonds	6,571,597	4,236	215	4,451

(in thousands)	December 31, 2020
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$10,369,813	$249,927	$(24)	$249,903
AFS securities	1,507,492	131,386	1,148	132,534
Consolidated obligations – bonds	2,838,505	24,701	284	24,985
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(6,191)	$752	$13,673	$(97,452)
Interest rate caps or floors	(916)	83	(158)	635
Net interest settlements	(1,979)	(5,894)	(4,220)	(7,165)
To Be Announced (TBA)	—	—	—	38
Mortgage delivery commitments	1,152	1,035	(3,567)	2,366
Other	—	148	—	149
Total net gains (losses) related to derivatives not designated as hedging instruments	$(7,934)	$(3,876)	$5,728	$(101,429)
Other - price alignment amount on cleared derivatives (1)	1	12	6	155
Net gains (losses) on derivatives and hedging activities	$(7,933)	$(3,864)	$5,734	$(101,274)
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first six months of 2021 or 2020.

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

Notes to Unaudited Financial Statements (continued)
Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at June 30, 2021 was $0.8 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver additional collateral to its derivative counterparties at June 30, 2021.

    Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank's counterparties. The Clearing Houses notify the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The Bank uses either CME Clearing or LCH Ltd. as the Clearing House for all cleared derivative transactions. Variation margin payments are characterized as settled to market, rather than collateral. Initial margin is considered collateralized to market.

Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 9 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at June 30, 2021.

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

	Derivative Assets
(in thousands)	June 30, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$3,627	$2,355
Cleared derivatives	144	383
Total gross recognized amount	3,771	2,738
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(1,482)	(1,632)
Cleared derivatives	201,838	135,261
Total gross amounts of netting adjustments and cash collateral	200,356	133,629
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2,145	723
Cleared derivatives	201,982	135,644
Total net amounts after netting adjustments and cash collateral	204,127	136,367
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	108	675
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	108	675
Total derivative assets:
Uncleared derivatives	2,253	1,398
Cleared derivatives	201,982	135,644
Total derivative assets as reported in the Statement of Condition	204,235	137,042
Net unsecured amount:
Uncleared derivatives	2,253	1,398
Cleared derivatives	201,982	135,644
Total net unsecured amount	$204,235	$137,042

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	June 30, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$9,135	$4,282
Cleared derivatives	13,007	3,297
Total gross recognized amount	22,142	7,579
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(7,855)	(2,748)
Cleared derivatives	(144)	(383)
Total gross amounts of netting adjustments and cash collateral	(7,999)	(3,131)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1,280	1,534
Cleared derivatives	12,863	2,914
Total net amounts after netting adjustments and cash collateral	14,143	4,448
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	34	11
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	34	11
Total derivative liabilities
Uncleared derivatives	1,314	1,545
Cleared derivatives	12,863	2,914
Total derivative liabilities as reported in the Statement of Condition	14,177	4,459
Net unsecured amount:
Uncleared derivatives	1,314	1,545
Cleared derivatives	12,863	2,914
Total net unsecured amount	$14,177	$4,459
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations was $666.7 billion at June 30, 2021 and $746.8 billion at December 31, 2020. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank's 2020 Form 10-K.
The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Par value of consolidated bonds:
Fixed-rate	$18,826,575	$17,148,965
Step-up	496,000	40,000
Floating-rate	3,125,000	16,561,250
Total par value	22,447,575	33,750,215
Bond premiums	74,723	91,225
Bond discounts	(8,231)	(7,524)
Concession fees	(4,248)	(4,147)
Hedging adjustments	4,451	24,985
Total book value	$22,514,270	$33,854,754

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$9,897,685	0.96%	$24,233,615	0.49%
Due after 1 year through 2 years	2,542,915	1.89	3,024,625	2.19
Due after 2 years through 3 years	1,394,200	2.13	1,545,000	2.33
Due after 3 years through 4 years	1,812,200	1.54	1,164,475	2.41
Due after 4 years through 5 years	2,766,800	1.11	961,725	1.69
Thereafter	4,033,775	1.82	2,820,775	2.05
Total par value	$22,447,575	1.36%	$33,750,215	0.96%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Noncallable	$16,451,575	$28,583,715
Callable	5,996,000	5,166,500
Total par value	$22,447,575	$33,750,215

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2021 and December 31, 2020.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2021	December 31, 2020
Due in 1 year or less	$15,363,685	$25,737,615
Due after 1 year through 2 years	2,702,915	3,038,625
Due after 2 years through 3 years	1,182,200	1,602,000
Due after 3 years through 4 years	1,044,200	1,089,475
Due after 4 years through 5 years	606,800	759,725
Thereafter	1,547,775	1,522,775
Total par value	$22,447,575	$33,750,215

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	June 30, 2021	December 31, 2020
Book value	$15,112,780	$9,510,085
Par value	15,114,433	9,512,324
Weighted average interest rate (1)	0.03%	0.11%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2020 Form 10-K. At June 30, 2021, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion in B1 membership stock and $0.9 billion in B2 activity stock at June 30, 2021. The Bank had $0.3 billion in B1 membership stock and $1.2 billion in B2 activity stock at December 31, 2020.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$542,196	$2,652,494	$520,696	$3,047,399
Total capital-to-asset ratio	4.0%	6.4%	4.0%	6.4%
Total regulatory capital	1,666,488	2,652,494	1,908,516	3,047,399
Leverage ratio	5.0%	9.6%	5.0%	9.6%
Leverage capital	2,083,109	3,978,740	2,385,645	4,571,099

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 23, 2021, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2021.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At June 30, 2021 and December 31, 2020, the Bank had $62.4 million and $142.8 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $0.9 million and $2.8 million during the three and six months ended June 30, 2021, respectively. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $3.9 million and $10.1 million during the three and six months ended June 30, 2020, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
(in thousands)	2021	2020
Balance, beginning of the period	$142,807	$343,575
Capital stock subject to mandatory redemption reclassified from capital	—	39,457
Redemption/repurchase of mandatorily redeemable stock	(80,417)	(79,150)
Balance, end of the period	$62,390	$303,882

    As of June 30, 2021, the total mandatorily redeemable capital stock reflected the balance for six institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.  One other institution has notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. This institution will continue to be a member of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	21	21
Due after 2 years through 3 years	60,000	20,000
Due after 3 years through 4 years	26	120,000
Due after 4 years through 5 years	—	19
Past contractual redemption date due to remaining activity	2,343	2,767
Total	$62,390	$142,807

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

FICO paid off its last long-term debt obligation in September 2019, and the following month began the process of dissolution in accordance with relevant statutory requirements of the FHFA. FICO determined that approximately $200.0 million in excess funds were available for distribution to its stockholders, the FHLBanks. The Bank’s partial recovery of prior capital distributions in the second quarter of 2020 approximated $8.5 million based on its share of the $680.0 million originally contributed. These funds are accounted for as a return of the FHLBanks’ investment in FICO capital stock as a partial recovery of the prior capital distributions and credited to the Bank's unrestricted retained earnings account.

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. At June 30, 2021, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in the first six months of 2021. At June 30, 2021, retained earnings were $1,387.1 million, including $929.7 million of unrestricted retained earnings and $457.4 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the second quarter of 2021 and 2020 are presented in the table below.

	Dividend - Annual Yield
	2021		2020
	Membership	Activity	Membership	Activity
February	2.50%	5.75%	4.50%	7.75%
April	2.50%	5.75%	3.00%	6.25%

Notes to Unaudited Financial Statements (continued)
    In July 2021, the Bank paid a quarterly dividend equal to an annual yield of 1.25% on membership stock and 5.25% on activity stock.

The following table summarizes the changes in AOCI for the three and six months ended June 30, 2021 and 2020.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
March 31, 2020	$29,485	$—	$148	$(5,013)	$24,620
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	88,564	—	—	—	88,564
Amortization on hedging activities	—	—	(148)	—	(148)
Pension and post-retirement	—	—	—	868	868
June 30, 2020	$118,049	$—	$—	$(4,145)	$113,904

March 31, 2021	$139,368	$—	$—	$(6,081)	$133,287
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(7,550)	—	—	—	(7,550)
Pension and post-retirement	—	—	—	1,667	1,667
June 30, 2021	$131,818	$—	$—	$(4,414)	$127,404

December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU 2016-13	51,704	(51,704)	—	—	—
Net unrealized gains (losses)	21,190		—	—	21,190
Amortization on hedging activities	—	—	(149)	—	(149)
Pension and post-retirement	—	—	—	1,037	1,037
June 30, 2020	$118,049	$—	$—	$(4,145)	$113,904

December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(11,774)	—	—	—	(11,774)
Pension and post-retirement	—	—	—	1,852	1,852
June 30, 2021	$131,818	$—	$—	$(4,414)	$127,404

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	June 30, 2021	December 31, 2020
Advances	$7,152,805	$10,856,363
Letters of credit (1)	14,680,035	2,730,541
MPF loans	1,860,011	483,983
Deposits	115,521	31,269
Capital stock	592,442	573,392
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Interest income on advances (1)	$35,475	$117,949	$82,454	$270,597
Interest income on MPF loans	16,180	6,321	33,486	12,920
Letters of credit fees	4,551	700	9,055	1,412
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Servicing fee expense	$923	$999	$1,831	$1,970

(in thousands)	June 30, 2021	December 31, 2020
Interest-bearing deposits maintained with FHLBank of Chicago	$5,952	$5,856

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the six months ended June 30, 2021 and 2020, there was no lending or borrowing activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the six months ended June 30, 2021 and 2020, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the six months ended June 30, 2021 and 2020.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank's 2020 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at June 30, 2021 and December 31, 2020. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2021 and December 31, 2020 are presented in the table below.

Fair Value Summary Table
	June 30, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$545,056	$545,056	—	$—	$—	$545,056
Interest-bearing deposits	353,756	347,804	5,952	—	—	353,756
Federal funds sold	2,275,000	—	2,275,003	—	—	2,275,003
Securities purchased under agreement to resell (2)	3,450,000	—	3,450,002	—	—	3,450,002
Trading securities	864,226	—	864,226	—	—	864,226
AFS securities	12,657,633	—	12,437,075	220,558	—	12,657,633
HTM securities	1,431,881	—	1,405,050	81,896	—	1,486,946
Advances	14,954,724	—	15,043,900	—	—	15,043,900
Mortgage loans held for portfolio, net	4,774,417	—	4,888,024	—	—	4,888,024
BOB loans, net	22,850	—	—	22,850	—	22,850
Accrued interest receivable	82,907	—	82,907	—	—	82,907
Derivative assets	204,235	—	3,879	—	200,356	204,235
Liabilities:
Deposits	$940,937	$—	$940,937	$—	$—	$940,937
Discount notes	15,112,780	—	15,112,453	—	—	15,112,453
Bonds	22,514,270	—	22,753,764	—	—	22,753,764
Mandatorily redeemable capital stock (3)	62,390	63,254	—	—	—	63,254
Accrued interest payable (3)	57,159	—	56,295	—	—	56,295
Derivative liabilities	14,177	—	22,176	—	(7,999)	14,177

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$1,036,459	$1,036,459	$—	$—	$—	$1,036,459
Interest-bearing deposits	956,628	950,772	5,856	—	—	956,628
Federal funds sold	1,850,000	—	1,850,009	—	—	1,850,009
Securities purchased under agreement to resell (2)	600,000	—	600,003	—	—	600,003
Trading securities	1,156,003	—	1,156,003	—	—	1,156,003
AFS securities	9,476,385	—	9,223,785	252,600	—	9,476,385
HTM securities	2,483,730	—	2,464,732	92,396	—	2,557,128
Advances	24,971,119	—	25,097,529	—	—	25,097,529
Mortgage loans held for portfolio, net	4,886,207	—	5,084,683	—	—	5,084,683
BOB loans, net	21,236	—	—	21,236	—	21,236
Accrued interest receivable	90,702	—	90,702	—	—	90,702
Derivative assets	137,042	—	3,413	—	133,629	137,042
Liabilities:
Deposits	$923,371	$—	$923,371	$—	$—	$923,371
Discount notes	9,510,085	—	9,510,584	—	—	9,510,584
Bonds	33,854,754	—	34,282,476	—	—	34,282,476
Mandatorily redeemable capital stock (3)	142,807	145,282	—	—	—	145,282
Accrued interest payable (3)	64,950	—	62,475	—	—	62,475
Derivative liabilities	4,459	—	7,590	—	(3,131)	4,459
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at June 30, 2021 and December 31, 2020. These instruments’ maturity term is overnight.
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

    Level 3 Inputs - Valuations derived from techniques in which one or more significant inputs are not observable in the market. Valuation techniques include pricing models, discounted cash flow methodologies or similar techniques.

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

As of June 30, 2021, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

Derivative Assets/Liabilities. The Bank bases the fair values of derivatives with similar terms on market prices, when available. However, market prices do not exist for many types of derivative instruments. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar

Notes to Unaudited Financial Statements (continued)
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

The Bank's credit risk exposure on cleared derivatives is mitigated through the delivery of initial margin to offset future changes in value and daily delivery of variation margin to offset changes in market value. This is executed through the use of a central counterparty, either CME Clearing or LCH Ltd. Variation margin payments are daily settlement payments rather than collateral. Initial margin continues to be treated as collateral and accounted for separately.

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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at June 30, 2021 and December 31, 2020. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$615,300	$—	$—	$615,300
GSE and TVA obligations	—	248,926	—	—	248,926
Total trading securities	$—	$864,226	$—	$—	$864,226
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$4,406,852	$—	$—	$4,406,852
GSE and TVA obligations	—	1,578,207	—	—	1,578,207
State or local agency obligations	—	226,048	—	—	226,048
MBS:
U.S. obligations single-family MBS	—	487,845	—	—	487,845
GSE single-family MBS	—	2,563,244	—	—	2,563,244
GSE multifamily MBS	—	3,174,879	—	—	3,174,879
Private label MBS	—	—	220,558	—	220,558
Total AFS securities	$—	$12,437,075	$220,558	$—	$12,657,633
Derivative assets:
Interest rate related	$—	$3,771	$—	$200,356	$204,127
Mortgage delivery commitments	—	108	—	—	108
Total derivative assets	$—	$3,879	$—	$200,356	$204,235
Total recurring assets at fair value	$—	$13,305,180	$220,558	$200,356	$13,726,094
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$22,142	$—	$(7,999)	$14,143
Mortgage delivery commitments	—	34	—	—	34
Total recurring liabilities at fair value (2)	$—	$22,176	$—	$(7,999)	$14,177
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$4,934	$—	$4,934
REO	—	—	38	—	38
Total non-recurring assets at fair value	$—	$—	$4,972	$—	$4,972

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$899,421	$—	$—	$899,421
GSE and TVA obligations	—	256,582	—	—	256,582
Total trading securities	$—	$1,156,003	$—	$—	$1,156,003
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,643,733	$—	$—	1,643,733
State or local agency obligations	—	241,630	—	—	241,630
MBS:
U.S. obligations single-family MBS	—	602,148	—	—	602,148
GSE single-family MBS	—	3,262,880	—	—	3,262,880
GSE multifamily MBS	—	3,473,394	—	—	3,473,394
Private label MBS	—	—	252,600	—	252,600
Total AFS securities	$—	$9,223,785	$252,600	$—	$9,476,385
Derivative assets:
Interest rate related	$—	$2,738	$—	$133,629	$136,367
Mortgage delivery commitments	—	675	—	—	675
Total derivative assets	$—	$3,413	$—	$133,629	$137,042
Total recurring assets at fair value	$—	$10,383,201	$252,600	$133,629	$10,769,430
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$7,579	$—	$(3,131)	$4,448
Mortgage delivery commitments	—	11	—	—	11
Total recurring liabilities at fair value (2)	$—	$7,590	$—	$(3,131)	$4,459
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$18,382	$—	$18,382
REO	—	—	1,270	—	1,270
Total non-recurring assets at fair value	$—	$—	$19,652	$—	$19,652
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first six months of 2021 or 2020.

	AFS Private Label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$237,673	$280,431	$252,600	$326,146
Total gains (losses) (realized/unrealized) included in:
(Provision) benefit for credit losses	138	1,260	(207)	(1,574)
Accretion of credit losses in interest income	2,467	3,029	5,197	5,938
Net unrealized gains (losses) on AFS in OCI	(255)	12,525	(1,905)	(16,514)
Purchases, issuances, sales, and settlements:
Settlements	(19,465)	(16,363)	(35,127)	(33,114)
Balance at June 30	$220,558	$280,882	$220,558	$280,882
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30	$2,604	$4,289	$4,764	$4,364
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held June 30	$(255)	$12,525	$(1,905)	$(16,514)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2021			December 31, 2020
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$18,575,193	$—	$18,575,193	$19,723,286
Commitments to fund additional advances and BOB loans	22,875	—	22,875	760
Commitments to purchase mortgage loans	65,151	—	65,151	60,622
Unsettled consolidated obligation bonds, at par	462,000	—	462,000	15,000
Unsettled consolidated obligation discount notes, at par	—	—	—	950
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $264.8 million at June 30, 2021 and $30.9 million at December 31, 2020.
(2) Letters of credit in the amount of $4.3 billion at June 30, 2021 and $5.0 billion at December 31, 2020, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years .

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.6 million at June 30, 2021 and $3.9 million at December 31, 2020. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2021 or December 31, 2020. However, within the Bank's Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $12.3 billion at both June 30, 2021 and December 31, 2020.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2021.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

    None.

Item 6: Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Date: August 10, 2021