Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Pittsburgh
filed 2021-11-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

There were 11,920,785 shares of common stock with a par value of $100 per share outstanding at October 29, 2021.

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

The markets continued to improve in the third quarter of 2021, but were tempered by the spread of the COVID-19 delta variant. In its September 2021 meeting, the Federal Reserve Board (Federal Reserve) maintained the Federal funds target range of 0% and 0.25% and signaled that it would likely make an announcement concerning the start of tapering at its next meeting in November. Yields on U.S. Treasuries were generally lower during the third quarter of 2021 relative to the prevailing yields during the second quarter of 2021, with the exception of the very short end of the curve. Term debt spreads relative to U.S. Treasuries remained high but did improve during the quarter due to stronger investor demand.

Results of Operations. The Bank's net income totaled $22.6 million for the third quarter of 2021, compared to $57.4 million for the third quarter of 2020. Lower net interest income was the primary driver for the year-over-year change. The net interest margin was 46 basis points in the third quarter of 2021 and 47 basis points in the third quarter of 2020. The decrease in net interest margin was primarily due to lower spreads on liquidity balances. For the nine months ended September 30, 2021, the Bank’s net income totaled $72.4 million, compared to $153.6 million for the same prior-year period. The $81.2 million decrease was driven primarily by lower net interest income, partially offset by an increase in other noninterest income. The net interest margin was 46 basis points for the first nine months of 2021 and 44 basis points for the first nine months of 2020. The increase in net interest margin was primarily due to advance prepayment fees, along with lower funding costs, and a higher percentage of MBS and Mortgage Partnership Finance® (MPF®) Program assets which have wider spreads.

Financial Condition. Advances. Advances totaled $13.0 billion at September 30, 2021, a decrease of $12.0 billion compared to $25.0 billion at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. While the advance portfolio decreased compared to December 31, 2020, the par value of advances that had a remaining maturity of more than one year was relatively unchanged at 37% at September 30, 2021 compared to 40% at December 31, 2020.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At September 30, 2021, the Bank held $9.8 billion of liquid assets compared to $6.1 billion at December 31, 2020. The increase in the Bank's liquidity portfolio helps to optimize financial holdings while maintaining compliance with regulatory standards.

Investments. To enhance earnings, the Bank maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities. The Bank held $9.3 billion in its investment portfolio at September 30, 2021 compared with $11.5 billion at December 31, 2020, a decrease of $2.2 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During 2021, the Bank’s MBS purchases have been restricted by Finance Agency regulations which limit the size of the MBS portfolio based on regulatory capital. In addition, narrow mortgage spreads, driven by the Federal Reserve's quantitative easing, have limited purchase opportunities.

Consolidated Obligations. The Bank's consolidated obligations totaled $33.2 billion at September 30, 2021, a decrease of $10.2 billion from December 31, 2020. At September 30, 2021, bonds represented 64% of the Bank's consolidated obligations, compared with 78% at December 31, 2020. Discount notes represented 36% of the Bank's consolidated obligations at September 30, 2021 compared with 22% at year-end 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, investments and total asset balances.

Capital Position and Regulatory Requirements. Total capital at September 30, 2021 was $2.7 billion, compared to $3.0 billion at December 31, 2020. The decrease was primarily due to lower capital stock as a result of lower advances. Total retained earnings at September 30, 2021 were $1.4 billion, relatively unchanged from year-end 2020. Accumulated other comprehensive income (AOCI) was $126.3 million at September 30, 2021, a decrease of $11.0 million from December 31, 2020.

In October and July 2021, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. In April and February 2021, the Bank paid quarterly dividends of 5.75% annualized on activity stock and 2.50% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2020 (February dividend), the first quarter of 2021 (April dividend), the second quarter of 2021 (July dividend) and the third quarter of 2021 (October dividend).

The dividend rates based on the first three quarters of 2021 financial results are reflective of, and in line with, the Bank’s performance during the first nine months of the year, particularly given low interest rates, lower member advance levels and lower net income. The dividend rates also demonstrate that the Bank continues to return value to its members. As always, the payment and level of any dividends are subject to changing market and business conditions, which can be unpredictable, on the Bank's financial performance and future dividends. The impact on the Bank's results of operations and financial condition might result in lower dividend levels in future periods.

The Bank met all of its capital requirements as of September 30, 2021, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of June 30, 2021, the Bank was deemed "adequately capitalized."

    COVID-19 Pandemic. During the pandemic, the Bank's leadership and Board of Directors have remained focused on the health and safety of our staff and being a reliable, readily available liquidity provider to our members. The Bank is well-capitalized and has remained fully operational during the pandemic. The Bank continues to monitor guidance from government authorities and is continuing to execute its plan for employees returning to office. In addition, the Bank consistently monitors member credit quality; to date no material deterioration due to the pandemic or other events has occurred.

Financial Highlights

The following are the financial highlights of the Bank. The Condensed Statements of Condition as of December 31, 2020 have been derived from the Bank's audited financial statements. Financial highlights for the other quarter-end periods have been derived from the Bank's unaudited financial statements.

Condensed Statements of Income

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2021	2021	2021	2020	2020
Net interest income	$43.6	$38.9	$58.0	$82.0	$84.2
Provision (reversal) for credit losses	(0.9)	(0.3)	(1.1)	(1.3)	1.2
Other noninterest income (loss)	3.6	(3.0)	9.4	6.9	5.0
Other expense	22.9	23.1	26.0	26.8	23.8
Income before assessments	25.2	13.1	42.5	63.4	64.2
Affordable Housing Program (AHP) assessment (1)	2.6	1.4	4.4	6.6	6.8
Net income	$22.6	$11.7	$38.1	$56.8	$57.4

Dividends (in millions)	$12.8	$17.6	$21.8	$31.2	$39.8
Dividends per share	1.08	1.41	1.52	1.83	1.84
Dividend payout ratio (2)	56.49%	150.15%	57.31%	54.90%	69.30%
Weighted average dividend rate	4.19%	5.05%	5.16%	5.80%	5.89%
Return on average equity	3.32%	1.70%	5.21%	7.05%	6.29%
Return on average assets	0.23%	0.12%	0.33%	0.41%	0.32%
Net interest margin (3)	0.46%	0.41%	0.51%	0.60%	0.47%
Regulatory capital ratio (4)	7.04%	6.37%	6.90%	6.39%	5.72%
GAAP capital ratio (5)	7.32%	6.52%	6.98%	6.38%	5.58%
Total average equity to average assets	7.01%	7.11%	6.32%	5.82%	5.05%
Notes:
(1) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(2) Represents dividends paid as a percentage of net income for the respective periods presented.
(3) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.
(4) Regulatory capital ratio is the sum of capital stock, mandatorily redeemable capital stock and retained earnings as a percentage of total assets at period-end.
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

	Nine months ended
(in millions)	September 30, 2021	September 30, 2020
Net interest income	$140.5	$282.7
Provision (reversal) for credit losses	(2.3)	5.6
Other noninterest income (loss)	10.0	(26.2)
Other expense	72.0	78.7
Income before assessments	80.8	172.2
AHP assessment (1)	8.4	18.6
Net income	$72.4	$153.6

Dividends (in millions)	$52.2	$137.2
Dividends per share	4.05	5.32
Dividend payout ratio (2)	72.08%	89.28%
Weighted average dividend rate	4.85%	6.49%
Return on average equity	3.44%	5.13%
Return on average assets	0.23%	0.24%
Net interest margin (3)	0.46%	0.44%
Regulatory capital ratio (4)	7.04%	5.72%
GAAP capital ratio (5)	7.32%	5.58%
Total average equity to average assets	6.78%	4.61%
Notes:
(1) Although the Bank is not subject to federal or state income taxes, by regulation, the Bank is required to allocate 10% of its income before assessments to fund the AHP.
(2) Represents dividends paid as a percentage of net income for the respective periods presented.
(3) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.
(4) Regulatory capital ratio is the sum of capital stock, mandatorily redeemable capital stock and retained earnings as a percentage of total assets at period-end.
(5) GAAP capital ratio is the sum of capital stock, retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statements of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2021	2021	2021	2020	2020
Cash and due from banks	$1,119.5	$545.1	$890.9	$1,036.5	$1,386.5
Investments (1)	18,040.6	21,032.5	15,562.1	16,522.7	17,792.1
Advances	12,987.1	14,954.7	19,272.4	24,971.1	35,841.0
Mortgage loans held for portfolio, net	4,780.3	4,774.4	4,866.2	4,886.2	5,089.8
Total assets	37,247.6	41,662.2	40,914.3	47,712.9	60,443.3
Consolidated obligations:
Discount notes	12,108.2	15,112.8	12,209.3	9,510.1	13,995.7
Bonds	21,125.8	22,514.3	24,164.5	33,854.7	41,583.3
Total consolidated obligations	33,234.0	37,627.1	36,373.8	43,364.8	55,579.0
Deposits	965.9	940.9	1,305.7	923.4	990.6
Total liabilities	34,522.6	38,944.7	38,059.3	44,671.0	57,071.3
Capital stock - putable	1,201.7	1,203.0	1,328.7	1,527.8	1,880.4
Retained earnings	1,397.0	1,387.1	1,393.0	1,376.8	1,351.1
Total capital	2,725.0	2,717.5	2,855.0	3,041.9	3,372.0
Notes:
(1) Includes interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, and trading, AFS and HTM investment securities.

Earnings Performance

    The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2021 and 2020, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2020 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $22.6 million for the third quarter of 2021, compared to $57.4 million for the third quarter of 2020. The $34.8 million decrease in net income was driven primarily by the following:

•Net interest income was $43.6 million for the third quarter of 2021, a decline of $40.6 million from $84.2 million during the same period in 2020.
◦Interest income was $98.8 million for the third quarter of 2021, compared to $185.9 million for the third quarter of 2020. This decrease was largely the result of lower average interest-earning asset balances.
◦Interest income also included net prepayment fees on advances of $4.3 million for the third quarter of 2021, compared with $13.8 million for the third quarter of 2020.
◦Interest expense was $55.2 million for the third quarter of 2021, compared to $101.7 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations balances

The Bank's return on average equity for the third quarter of 2021 was 3.32% compared to 6.29% for the third quarter of 2020.

The Bank’s net income totaled $72.4 million for the nine months ended September 30, 2021, compared to $153.6 million for the same prior-year period. The $81.2 million decrease was driven primarily by the following:

•Net interest income was $140.5 million for the nine months ended September 30, 2021, a decline of $142.2 million from $282.7 million in the same prior-year period.
◦Interest income was $322.3 million for the nine months ended September 30, 2021, compared with $936.1 million for the same prior-year period. This decrease was the result of lower average interest-earning asset balances as well as lower yields, driven by lower short-term interest rates.
◦Interest income also included net prepayment fees on advances of $13.1 million for the nine months ended September 30, 2021 compared to $17.0 million for the same prior-year period.
◦Interest expense was $181.8 million for the nine months ended September 30, 2021, compared with $653.4 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations balances as well as lower rates paid, driven by lower short-term interest rates.
•Other non-interest income was $10.0 million for the nine months ended September 30, 2021, compared with a loss of $26.2 million in the same prior-year period. This $36.2 million increase was due primarily to higher net gains on derivatives and hedging activities, partially offset by higher net losses on investment securities in 2021. The valuation changes of the financial instruments in these portfolios are primarily driven by changes in related interest rates.

    The Bank's return on average equity for the first nine months of 2021 was 3.44% compared to 5.13% for the same prior year period.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2021 and 2020.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2021			2020
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold (1)	$3,085.4	$0.7	0.09	$4,513.3	$1.0	0.09
Securities purchased under agreements to resell (1)	763.0	0.2	0.10	1,192.4	0.3	0.10
Interest-bearing deposits (2)	647.2	0.2	0.13	1,469.8	0.6	0.17
Investment securities (3)	14,308.3	34.4	0.96	14,728.0	52.9	1.43
Advances (4)	14,007.1	31.3	0.89	43,729.1	95.2	0.87
Mortgage loans held for portfolio (5)	4,759.7	32.0	2.67	5,178.2	35.9	2.76
Total interest-earning assets	37,570.7	98.8	1.04	70,810.8	185.9	1.04
Other assets (6)	1,047.9			1,057.3
Total assets	$38,618.6			$71,868.1
Liabilities and capital:
Deposits (2)	$958.6	$0.1	0.05	$990.2	$—	—
Consolidated obligation discount notes	12,888.2	1.4	0.04	20,993.1	17.0	0.32
Consolidated obligation bonds (7)	21,346.0	53.0	0.99	45,320.9	80.6	0.71
Other borrowings	51.6	0.7	5.15	251.4	4.1	6.44
Total interest-bearing liabilities	35,244.4	55.2	0.62	67,555.6	101.7	0.60
Other liabilities	666.9			683.3
Total capital	2,707.3			3,629.2
Total liabilities and capital	$38,618.6			$71,868.1
Net interest spread			0.42			0.44
Impact of noninterest-bearing funds			0.04			0.03
Net interest income/net interest margin		$43.6	0.46		$84.2	0.47
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $130.4 million in 2021and $462.4 million in 2020.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $6.2 million in 2021 and $51.1 million in 2020.

	Nine months ended September 30,
	2021			2020
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold (1)	$3,399.4	$2.0	0.08	$7,249.5	$27.4	0.51
Securities purchased under agreements to resell (1)	753.5	0.4	0.08	1,500.1	7.9	0.71
Interest-bearing deposits (2)	778.3	0.8	0.14	1,629.8	6.0	0.49
Investment securities (3)	13,320.0	111.4	1.12	16,026.7	224.3	1.87
Advances (4)	17,355.2	112.6	0.87	54,008.3	549.0	1.36
Mortgage loans held for portfolio (5)	4,814.1	95.1	2.64	5,205.4	121.5	3.12
Total interest-earning assets	40,420.5	322.3	1.07	85,619.8	936.1	1.46
Other assets (6)	1,030.2			1,139.7
Total assets	$41,450.7			$86,759.5
Liabilities and capital:
Deposits (2)	$981.7	$0.1	0.03	$812.2	$1.8	0.3
Consolidated obligation discount notes	12,164.0	5.6	0.06	28,794.1	175.5	0.81
Consolidated obligation bonds (7)	24,754.4	172.7	0.93	52,146.2	462.0	1.18
Other borrowings	81.9	3.4	5.61	297.7	14.1	6.34
Total interest-bearing liabilities	37,982.0	181.8	0.64	82,050.2	653.4	1.06
Other liabilities	656.3			705.5
Total capital	2,812.4			4,003.8
Total liabilities and capital	$41,450.7			$86,759.5
Net interest spread			0.43			0.40
Impact of noninterest-bearing funds			0.03			0.04
Net interest income/net interest margin		$140.5	0.46		$282.7	0.44
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $168.5 million in 2021 and $409.4 million in 2020.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $14.2 million in 2021 and $56.6 million in 2020.

Net interest income for the third quarter of 2021 decreased $40.6 million from the same prior-year period due to a decrease in interest income, partially offset by lower interest expense. Interest income on all interest-earning assets declined primarily due to lower volumes. Interest-earning assets decreased 47% primarily due to lower average advances. The rate earned on interest-earning assets was consistent with the rate earned from the same prior-year period. Interest-bearing liabilities declined 48% compared with the prior-year period. However, the rate paid on interest-bearing liabilities increased 2 basis points due primarily to higher rates paid on consolidated obligation bonds. In addition, the net interest margin was 46 basis points for the third quarter of 2021 and 47 basis points for the third quarter of 2020. The decrease in net interest margin was primarily due to lower spreads on liquidity balances.

Net interest income for the first nine months of 2021 decreased $142.2 million from the same prior-year period due to a decrease in interest income, partially offset by lower interest expense. Interest income on all interest-earning assets declined primarily due to lower volumes and lower yields across all categories. Interest-earning assets decreased 53% primarily due to lower average advances. The yield earned on interest-earning assets decreased 39 basis points. The rate paid on interest-bearing liabilities decreased 42 basis points due primarily to lower rates paid on consolidated obligation bonds and discount notes. In addition, the net interest margin was 46 basis points for the first nine months of 2021 and 44 basis points for the same prior year period. The increase in net interest margin was primarily due to lower funding costs, impact from prepayment fees and a change in balance sheet mix. Higher yielding MBS and MPF loans now make up a larger percentage of the balance sheet with advance balances down in 2021.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table presents and attribution of net interest income between volume and rate for the three and nine months ended September 30, 2021 and 2020.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2021 compared to 2020
	Three months ended September 30,			Nine months ended September 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.3)	$—	$(0.3)	$(9.8)	$(15.6)	$(25.4)
Securities purchased under agreements to resell	(0.1)	—	(0.1)	(2.7)	(4.8)	(7.5)
Interest-bearing deposits	(0.3)	(0.1)	(0.4)	(2.2)	(3.0)	(5.2)
Investment securities	(1.5)	(17.0)	(18.5)	(33.5)	(79.4)	(112.9)
Advances	(66.1)	2.2	(63.9)	(284.9)	(151.5)	(436.4)
Mortgage loans held for portfolio	(2.7)	(1.2)	(3.9)	(8.7)	(17.7)	(26.4)
Total interest-earning assets	$(71.0)	$(16.1)	$(87.1)	$(341.8)	$(272.0)	$(613.8)
Deposits	$—	$0.1	$0.1	$0.3	$(2.0)	$(1.7)
Consolidated obligation discount notes	(4.8)	(10.8)	(15.6)	(65.3)	(104.6)	(169.9)
Consolidated obligation bonds	(52.2)	24.6	(27.6)	(206.3)	(83.0)	(289.3)
Other borrowings	(2.7)	(0.7)	(3.4)	(9.2)	(1.5)	(10.7)
Total interest-bearing liabilities	$(59.7)	$13.2	$(46.5)	$(280.5)	$(191.1)	$(471.6)
Total decrease in net interest income	$(11.3)	$(29.3)	$(40.6)	$(61.3)	$(80.9)	$(142.2)

Interest income and interest expense both decreased in both quarter-over-quarter and year-over-year comparisons. Lower rates and lower volume drove the decrease in interest income while lower volumes, partially offset by higher rates on consolidated obligations, drove the decrease in interest expense in the quarter-over-quarter comparison. Lower rates and lower volume drove the decreases in both interest income and interest expense in the year-over-year comparison. The rate decrease was primarily due to a decrease in market interest rates as a result of the Federal Reserve lowering the Federal funds target rate in response to the economic impacts of the COVID-19 pandemic. Lower volumes were primarily due to decreases in member advance activity as the federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. In addition, Federal funds sold and securities purchased under agreements to resell and investment securities decreased due to a reduction in short-term liquidity balances and paydowns on Agency mortgage-backed securities.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank's derivative activities on net interest income for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.8)	$—	$(0.8)
Gains (losses) on designated fair value hedges	(0.1)	0.3	—	(0.1)	0.1
Net interest settlements included in net interest income	(33.9)	(14.5)	—	16.0	(32.4)
Total effect on net interest income	$(34.0)	$(14.2)	$(0.8)	$15.9	$(33.1)

Nine Months Ended September 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(2.8)	$0.1	$(2.8)
Gains (losses) on designated fair value hedges	(0.1)	1.7	—	(0.1)	1.5
Net interest settlements included in net interest income	(108.7)	(32.6)	—	32.1	(109.2)
Total effect on net interest income	$(108.8)	$(31.0)	$(2.8)	$32.1	$(110.5)

Three Months Ended September 30, 2020	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(1.0)	$(0.1)	$(1.1)
Gains (losses) on designated fair value hedges	—	0.5	—	0.2	0.7
Net interest settlements included in net interest income	(69.6)	(7.1)	—	21.7	(55.0)
Total effect on net interest income	$(69.6)	$(6.6)	$(1.0)	$21.8	$(55.4)

Nine Months Ended September 30, 2020	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(2.1)	$—	$(2.2)
Gains (losses) on designated fair value hedges	(0.1)	(3.1)	—	0.6	(2.6)
Net interest settlements included in net interest income	(136.7)	(13.7)	—	54.4	(96.0)
Total effect on net interest income	$(136.8)	$(16.9)	$(2.1)	$55.0	$(100.8)

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

Provision for Credit Losses. The provision (reversal) for credit losses in the third quarter of 2021 was a reversal of $(0.9) million compared with a provision of $1.2 million in the third quarter of 2020. For the nine months ended September 30, 2021, the reversal for credit losses was $(2.3) million compared with a provision of $5.6 million for the same prior-year period. The reversals reflected in the 2021 periods were driven primarily by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices, and a decline in delinquent loan balances.

The Bank's provision for credit losses in 2020 was impacted by the economic conditions resulting from the COVID-19 pandemic and reflected higher expected credit losses primarily driven by lower forecasted housing prices. The provision for the three months ended September 30, 2020 was primarily driven by a provision on the Bank's MPF portfolio. For the nine months ended September 30, 2020, the Bank recorded a provision for credit losses on its MPF portfolio, private label MBS classified as AFS, and the Banking on Business (BOB) loan program.

Other Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net gains (losses) on investment securities	$(3.1)	$(5.3)	$(15.8)	$53.9
Net gains (losses) on derivatives and hedging activities	(0.4)	3.6	5.3	(97.7)
Standby letters of credit fees	5.9	5.4	17.5	16.0
Other, net	1.2	1.3	3.0	1.6
Total other noninterest income (loss)	$3.6	$5.0	$10.0	$(26.2)

    The Bank's change in total other noninterest income (loss) for the third quarter of 2021 and first nine months of 2021 compared to the same prior year period was primarily due to the net gains (losses) on derivatives and hedging activities and the net gains (losses) on investment securities. The valuation changes of the financial instruments in these portfolios are driven by changes in related interest rates. The activity related to derivatives and hedging is discussed in more detail below. The net gains (losses) on investment securities are primarily due to the fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio.

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

    The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$0.8	$(1.6)	$0.4	$—	$—	$(0.4)
Total net gains (losses) on derivatives and hedging activities	$—	$0.8	$(1.6)	$0.4	$—	$—	$(0.4)

	Nine months ended September 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$7.9	$(2.7)	$0.1	$—	$—	$5.3
Total net gains (losses) on derivatives and hedging activities	$—	$7.9	$(2.7)	$0.1	$—	$—	$5.3

	Three months ended September 30, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.1	$1.4	$2.1	$—	$—	$—	$3.6
Total net gains (losses) on derivatives and hedging activities	$0.1	$1.4	$2.1	$—	$—	$—	$3.6

	Nine months ended September 30, 2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(17.4)	$(93.8)	$(10.9)	$16.4	$7.7	$—	$(98.0)
Other (1)	—	0.1	—	—	—	0.2	0.3
Total net gains (losses) on derivatives and hedging activities	$(17.4)	$(93.7)	$(10.9)	$16.4	$7.7	$0.2	$(97.7)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net losses of $(0.4) million in the third quarter of 2021 compared to net gains of $3.6 million for the third quarter of 2020. The higher net losses observed during the third quarter of 2021 were primarily on the Bank’s asset swaps and were attributable to decreases in mid and long term interest rates early in the quarter. The Bank subsequently terminated certain asset swaps which limited the impacts of rising mid and long term rates later in the quarter. The asset swap gains observed during the third quarter of 2020 are reflective of the overall interest rate increases throughout the quarter. For the nine months ended September 30, 2021, the Bank recorded net gains of $5.3 million compared to net losses of $(98.0) million for the same prior-year period. Although there were decreases in mid and long term interest rate during the third quarter of 2021, the overall change for the first nine months of 2021 was a slight increase. These mid and long term rate increases led to overall net gains for the nine month period ended September 30, 2021. In comparison, the significant losses observed during the same nine month period in 2020 were attributed to significant decreases in interest rates during the first quarter of that year in response to the COVID-19 pandemic. The total notional amount of economic hedges, which includes mortgage delivery commitments, decreased to $2.2 billion at September 30, 2021 from $3.1 billion at December 31, 2020.

Other Expense

The Bank's total other expenses decreased $0.9 million to $22.9 million for the third quarter of 2021, compared with the same prior-year period. The decrease was primarily due to lower compensation and benefits expenses, partially offset by higher technology related costs. Total other expenses for the first nine months of 2021 were $72.0 million, down $6.7 million from the first nine months of 2020. This decline reflected the Bank's voluntary donation to its Home4Good initiative in the second quarter of 2020. The Bank has not yet made a similar donation through September 30, 2021. The Bank expects to make its planned contribution in the fourth quarter of 2021.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2020 Form 10-K.

Assets

    Total assets were $37.2 billion at September 30, 2021, compared with $47.7 billion at December 31, 2020, a decrease of $10.5 billion. The decrease was primarily due to advances, partially offset by an increase in the liquidity portfolio. Advances totaled $13.0 billion at September 30, 2021, a decrease of $12.0 billion compared to $25.0 billion at December 31, 2020. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 64.8% as of September 30, 2021 and 74.5% as of December 31, 2020. The decrease in the core mission asset ratio was primarily due to the decrease in average advances.

    Advances. Advances (par) totaled $12.9 billion at September 30, 2021 compared to $24.7 billion at December 31, 2020. At September 30, 2021, the Bank had advances to 129 borrowing members, compared to 146 borrowing members at December 31, 2020. Advances outstanding to the Bank’s five largest borrowers decreased to 58.7% of total advances as of September 30, 2021, compared to 61.4% at December 31, 2020.

The following table provides information on advances at par by redemption terms at September 30, 2021 and December 31, 2020.

(in millions)	September 30, 2021	December 31, 2020
Fixed-rate
Due in 1 year or less (1)	$7,210.4	$6,607.2
Due after 1 year through 3 years	2,995.4	7,182.3
Due after 3 years through 5 years	1,280.9	2,192.5
Thereafter	159.7	169.2
Total par value	$11,646.4	$16,151.2

Fixed-rate, callable or prepayable(1)
Due after 1 year through 3 years	$—	$50.0
Total par value	$—	$50.0

Variable-rate
Due in 1 year or less (1)	$815.8	$6,664.6
Due after 1 year through 3 years	100.0	100.0
Due after 3 years through 5 years	3.1	3.1
Total par value	$918.9	$6,767.7

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$10.0	$1,400.0
Due after 1 year through 3 years	40.0	10.0
Due after 3 years through 5 years	—	40.0
Total par value	$50.0	$1,450.0

Other(3)
Due in 1 year or less	$102.9	$89.0
Due after 1 year through 3 years	90.8	120.8
Due after 3 years through 5 years	51.8	55.2
Thereafter	27.5	41.0
Total par value	$273.0	$306.0
Total par balance	$12,888.3	$24,724.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at September 30, 2021 or December 31, 2020.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the nine months ended September 30, 2021 and 2020. Commercial Bank, Savings Institution, and Credit Union members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

Member Classification	September 30, 2021	September 30, 2020
Super-Regional	3	2
Regional	4	3
Mid-size	40	42
CFI	113	111
Credit Union	30	28
Insurance	15	16
Total borrowing members during the period	205	202
Total membership	282	278
Percentage of members borrowing during the period	72.7%	72.7%

The following table provides information at par on advances by member classification at September 30, 2021 and December 31, 2020.

(in millions)	September 30, 2021	December 31, 2020
Member Classification
Super-Regional	$4,650.0	$9,350.0
Regional	1,980.0	3,366.0
Mid-size	1,966.1	3,938.7
CFI	2,000.1	2,510.9
Credit Union	906.5	1,002.2
Insurance	875.1	1,044.0
Non-member	510.5	3,513.1
Total	$12,888.3	$24,724.9

    As of September 30, 2021, total advances decreased 48% compared with balances at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2021.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at September 30, 2021 or December 31, 2020. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.8 billion at September 30, 2021 and $4.9 billion at December 31, 2020.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for both the Bank's mortgage loans and BOB loans for the first nine months of 2021 and 2020. Balances regarding the Bank’s loan products are summarized below.

(in millions)	September 30, 2021	December 31, 2020
Advances (1)	$12,987.1	$24,971.1
Mortgage loans held for portfolio, net (2)	4,780.3	4,886.2
Nonaccrual mortgage loans (3)	42.5	90.8
Mortgage loans 90 days or more delinquent and still accruing interest (4)	3.4	5.3
BOB loans, net	23.2	21.2
Notes:
(1) There are no advances which are past due or on nonaccrual status.
(2) All mortgage loans are fixed-rate.
(3) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs. The amounts include approximately $24.9 million and $62.3 million related to loans in forbearance or repayment programs as a result of COVID-19 at September 30, 2021 and December 31, 2020, respectively.
(4) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program improved slightly compared to December 31, 2020, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of September 30, 2021, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.5% of the MPF Original portfolio, 2.2% of the MPF Plus portfolio, and 1.0% of the MPF 35 portfolio, compared with 1.1%, 3.5%, and 2.4%, respectively, at December 31, 2020. The amount of seriously delinquent loans declined across the Bank's MPF portfolio compared to December 31, 2020, as loans continued to exit forbearance and repayment programs related to COVID-19.

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

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2021 and December 31, 2020.

	MPF CE structure September 30, 2021		ACL September 30, 2021
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.2	$105.3	$1.6	$(2.5)	$(0.3)	$(0.3)	$(1.5)
MPF 35	15.7	154.4	2.3	(0.7)	—	(2.3)	(0.7)
MPF Plus	15.0	2.8	7.0	(1.7)	—	(0.2)	5.1
Total	$37.9	$262.5	$10.9	$(4.9)	$(0.3)	$(2.8)	$2.9

	MPF CE structure December 31, 2020		ACL December 31, 2020
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.7	$96.2	$4.2	$(2.6)	$(0.5)	$(1.9)	$(0.8)
MPF 35	13.2	130.9	6.2	(0.6)	—	(4.6)	1.0
MPF Plus	15.3	4.4	7.2	(1.9)	—	(0.5)	4.8
Total	$35.2	$231.5	$17.6	$(5.1)	$(0.5)	$(7.0)	$5.0
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

    The ACL on mortgage loans decreased $2.1 million during the first nine months of 2021 primarily due to lower estimates of expected credit losses for the MPF Original and MPF 35 products, which were primarily driven by an improvement in forecasted housing prices and a decline in delinquent loan balances.

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

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at September 30, 2021 increased by approximately $3.7 billion compared to December 31, 2020. The increase in the Bank's liquidity portfolio helps to optimize financial holdings while maintaining compliance with regulatory standards.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $9.3 billion at September 30, 2021 and $11.5 billion at December 31, 2020. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. In addition, during 2021, the Bank’s MBS purchases have been restricted by Finance Agency regulations which limit the size of the MBS portfolio based on regulatory capital. In addition, narrow mortgage spreads, driven by the Federal Reserve's quantitative easing, have limited purchase opportunities.

Investment securities, including all trading, AFS, and HTM securities, totaled $14.0 billion at September 30, 2021, compared to $13.1 billion at December 31, 2020. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2021	December 31, 2020
Trading securities:
Non-MBS:
U.S. Treasury obligations	$261.9	$899.4
Government-sponsored enterprises (GSE) and Tennessee Valley Authority (TVA) obligations	246.6	256.6
Total trading securities	$508.5	$1,156.0
Yield on trading securities	2.95%	2.31%
AFS securities:
U.S. Treasury obligations	$4,405.3	$—
GSE and TVA obligations	1,519.4	1,643.7
State or local agency obligations	220.9	241.7
MBS:
U.S. obligations single-family MBS	437.3	602.1
GSE single-family MBS	2,303.1	3,262.9
GSE multifamily MBS	3,096.5	3,473.4
Private label MBS	205.7	252.6
Total AFS securities	$12,188.2	$9,476.4
Yield on AFS securities	1.24%	1.56%
HTM securities:
Certificates of deposit	$—	$750.0
MBS:
U.S. obligations single-family MBS	90.6	120.6
GSE single-family MBS	635.5	989.8
GSE multifamily MBS	513.5	530.2
Private label MBS	75.8	93.1
Total HTM securities	$1,315.4	$2,483.7
Yield on HTM securities	2.75%	1.99%
Total investment securities	$14,012.1	$13,116.1
Yield on investment securities	1.44%	1.70%

As of September 30, 2021, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

(in millions)	Total Book Value	Total Fair Value
Fannie Mae	$4,520.9	$4,535.7
Freddie Mac	2,052.8	2,081.4
Federal Farm Credit Banks	1,655.8	1,655.8
U.S. Treasury	4,667.2	4,667.2
Ginnie Mae	527.9	529.1
Total	$13,424.6	$13,469.2

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At September 30, 2021 and December 31, 2020, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at September 30, 2021 or December 31, 2020.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $2.1 million at September 30, 2021 and $2.4 million at December 31, 2020.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at September 30, 2021 or December 31, 2020.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2021 increased to $965.9 million from $923.4 million at December 31, 2020.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $33.2 billion at September 30, 2021, a decrease of $10.2 billion from December 31, 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances and total asset balances. At September 30, 2021, the Bank’s bonds outstanding decreased to $21.1 billion compared to $33.9 billion at December 31, 2020. Discount notes outstanding at September 30, 2021 increased to $12.1 billion from $9.5 billion at December 31, 2020. The increase in discount notes is consistent with the increase in the Bank's liquidity portfolio.

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

Commitments and Off-Balance Sheet Items. As of September 30, 2021, the Bank was obligated to fund approximately $1.0 million in additional advances and BOB loans, $65.3 million of mortgage loans, and to issue $1.2 billion in consolidated obligations. In addition, the Bank had $20.4 billion in outstanding standby letters of credit as of September 30, 2021. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	September 30, 2021		December 31, 2020
Commercial banks	132	$941.8	135	$1,262.3
Savings institutions	51	111.1	51	114.3
Insurance companies	34	83.0	30	83.6
Credit unions	63	65.4	63	67.2
Community Development Financial Institution (CDFI)	2	0.4	2	0.4
Total member institutions / total GAAP capital stock	282	$1,201.7	281	$1,527.8
Mandatorily redeemable capital stock		23.3		142.8
Total capital stock		$1,225.0		$1,670.6

    The total number of members as of September 30, 2021 increased by one member compared to December 31, 2020. The Bank added four new members and lost three members. Two members merged with other institutions within the Bank's district and one member merged its charter with an entity outside the Banks' district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of September 30, 2021 and December 31, 2020.

(dollars in millions)	September 30, 2021
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$223.8	18.3%
TD Bank N.A., Wilmington, DE	154.4	12.6
First National Bank of Pennsylvania, Greenville, PA	135.3	11.0

(dollars in millions)	December 31, 2020
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$276.5	16.6%
PNC Bank, N.A., Wilmington, DE (1)	185.0	11.1
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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $322 million and an overall retained earnings need of $587 million as of September 30, 2021. The Bank's retained earnings were $1,397.0 million at September 30, 2021.

Retained earnings increased slightly to $1,397.0 million at September 30, 2021, compared to $1,376.8 million at December 31, 2020. The increase reflected net income that was largely offset by dividends paid. Total retained earnings at September 30,

2021 included unrestricted retained earnings of $939.6 million and restricted retained earnings (RRE) of $457.4 million. At September 30, 2021, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in the first nine months of 2021. For additional information, see Note 7 - Capital in this Form 10-Q.

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

(in millions)	September 30, 2021	December 31, 2020
Permanent capital:
Capital stock (1)	$1,225.0	$1,670.6
Retained earnings	1,397.0	1,376.8
Total permanent capital	$2,622.0	$3,047.4
RBC requirement:
Credit risk capital	$166.9	$189.3
Market risk capital	138.3	211.2
Operations risk capital	91.5	120.2
Total RBC requirement	$396.7	$520.7
Excess permanent capital over RBC requirement	$2,225.3	$2,526.7
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The decrease in the total RBC requirement as of September 30, 2021 is mainly related to the decrease in the market risk capital requirement. The decrease was primarily driven by changes to the Finance Agency's scenario methodology used to determine the required market risk capital. Despite the decline in permanent capital due to member advance declines and associated reduction in capital stock, the Bank continues to maintain significant excess permanent capital over the RBC requirement.

On September 28, 2021, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2021.

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

The Bank made no changes to its critical accounting policies during the nine months ended September 30, 2021.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

FHLBank Membership

On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank Membership Issues covering five issues, including (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. The Bank continues to evaluate the Supervisory Letter and its effect on Bank membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances

On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from the Finance Agency and its predecessor agency(ies) that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 13, 2021.

Although the Bank does not currently expect the Regulatory Interpretation to have a material impact on its financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement

On July 9, 2021, the Finance Agency published a Policy Statement on Fair Lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the Finance Agency and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.

The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

COVID-19 Developments

In light of the COVID-19 pandemic, the Presidents of the United States, through executive orders, governmental agencies, including the SEC, the Office of the Comptroller of the Currency, Federal Reserve, Federal Deposit Insurance Corporation, National Credit Union Administration, Commodity Futures Trading Commission and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has enacted and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement

On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement, which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the Preferred Stock Purchase Agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the Preferred Stock Purchase Agreement amendment, which was to take effect January 1, 2022, the Finance Agency (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program, the Preferred Stock Purchase Agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the Finance Agency and the U.S. Treasury temporarily suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window limits, until at least September 14, 2022.

Although the Bank does not currently expect the cash window limits to have a material impact on its financial condition or results of operations, they may negatively impact the volume of loans that PFIs are able to sell through the MPF Program.

Other Legislative Matters

As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is required under the current law. As part of the Congressional budget reconciliation process, a legislative proposal is under consideration to set aside fifteen percent of an FHLBank’s net income, in each year from 2022 to 2027, for its affordable housing program. The FHLBanks continue to closely monitor these proposals and developments.

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
The MV/CS ratio was 224.6% at September 30, 2021 and 188.2% at December 31, 2020. The increase was primarily due to the decrease in capital stock as a result of lower advances.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. During the third quarter of 2021, prepayment model changes were made which increased projected prepayment speeds and aligned modeled prepayments more closely with actual portfolio experience. As the COVID-19 pandemic and associated economic impact continues to evolve, including actions taken by governmental authorities, the performance of the Bank's models used to measure market risk will likely continue to be affected. Management will consider the additional impact of the pandemic on key market risk measures and may make further changes as deemed appropriate in future periods.

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

The following table presents the Bank's duration of equity exposure at September 30, 2021 and December 31, 2020. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
September 30, 2021	(0.5)	0.5	1.5
December 31, 2020	(0.9)	0.9	3.2

    Duration of equity changes in the first nine months of 2021 were mainly the result of funding actions, primarily the issuance of discount notes and prepayment model changes noted above, which outweighed the impact of the increase in long-

term interest rates. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Flatter	Up 200 bps Parallel Shock
September 30, 2021	(58)	34	82
December 31, 2020	(32)	40	118

    Changes in ROE spread volatility in the first nine months of 2021 primarily reflect the impact of funding actions, mainly the issuance of discount notes and prepayment model changes noted above, which outweighed the impact of the increase in long-term interest rates. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at September 30, 2021 and December 31, 2020.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2021, aggregate TCE was $36.1 billion, comprised of approximately $12.9 billion in advance principal outstanding, $22.8 billion in letters of credit (including forward commitments), and $353.7 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2020 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At September 30, 2021 and December 31, 2020, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at September 30, 2021.

	September 30, 2021
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$15,275.6	42.4%
Ally Bank, UT (1)	4,664.6	12.9
Fulton Bank, N.A., PA	1,689.7	4.7
First National Bank of Pennsylvania, PA	1,593.7	4.4
Univest Bank & Trust Co., PA	1,032.6	2.9
	24,256.2	67.3
Other financial institutions	11,797.6	32.7
Total TCE outstanding	$36,053.8	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.

    Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of September 30, 2021.

	September 30, 2021
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$4,650.0	36.1%
First National Bank of Pennsylvania, PA	1,230.0	9.6
Santander Bank, National Association, DE (2)	750.0	5.8
Brighthouse Life Insurance Company, DE (3)	500.0	3.9
American Heritage Federal Credit Union, PA	430.0	3.3
	7,560.0	58.7
Other borrowers	5,328.3	41.3
Total advances	$12,888.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(3) In 2018, Brighthouse Life Insurance Company relocated its principal place of business and became a member of another FHLBank.

The average year-to-date September 30, 2021 balances for the five largest borrowers totaled $9.8 billion, or 56.8% of total average advances outstanding. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $20.4 billion at September 30, 2021 and $19.7 billion at December 31, 2020, primarily related to public unit deposits. Available master standby letters of credit of $2.2 billion at September 30, 2021 and $1.2 billion at December 31, 2020 are not included in these totals. The Bank had a concentration of letters of credit with one member (TD Bank) of $14.3 billion or 70% of the total at September 30, 2021 and $12.6 billion or 64% of the total at December 31, 2020.

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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$93,274.0	47.2%	$139.0	8.9%	$8.2	0.7%	$93,421.2	46.6%
High quality investment securities	1,185.0	0.6	1,240.5	79.0	1,068.6	95.4	3,494.1	1.7
ORERC/CFI eligible collateral	84,894.5	42.9	169.5	10.8	43.9	3.9	85,107.9	42.5
Multi-family residential mortgage loans	18,389.0	9.3	20.9	1.3	—	—	18,409.9	9.2
Total eligible collateral value	$197,742.5	100.0%	$1,569.9	100.0%	$1,120.7	100.0%	$200,433.1	100.0%
Total TCE	$34,449.1	95.6%	$919.1	2.5%	$685.6	1.9%	$36,053.8	100.0%
Number of members	159	85.5%	13	7.0%	14	7.5%	186	100.0%

	December 31, 2020
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$94,362.6	45.7%	$211.7	12.2%	$5,211.0	77.6%	$99,785.3	46.4%
High quality investment securities	1,485.9	0.7	1,376.5	79.2	1,475.5	21.9	4,337.9	2.0
ORERC/CFI eligible collateral	89,983.1	43.5	136.3	7.8	35.6	0.5	90,155.0	41.9
Multi-family residential mortgage loans	20,852.3	10.1	13.8	0.8	—	—	20,866.1	9.7
Total eligible collateral value	$206,683.9	100.0%	$1,738.3	100.0%	$6,722.1	100.0%	$215,144.3	100.0%
Total TCE	$41,277.4	89.7%	$980.2	2.1%	$3,783.4	8.2%	$46,041.0	100.0%
Number of members	167	85.6%	14	7.2%	14	7.2%	195	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of September 30, 2021 and December 31, 2020, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	September 30, 2021(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$342.9	$205.1	$—	$—	$548.0
Securities purchased under agreements to resell	—	—	1,000.0	—	—	—	1,000.0
Federal funds sold	—	425.0	2,050.0	—	—	—	2,475.0
Total money market investments	—	425.0	3,392.9	205.1	—	—	4,023.0
Investment securities:
U.S. Treasury obligations	—	4,667.2	—	—	—	—	4,667.2
GSE and TVA obligations	—	1,766.0	—	—	—	—	1,766.0
State or local agency obligations	21.3	199.6	—	—	—	—	220.9
Total non-MBS	21.3	6,632.8	—	—	—	—	6,654.1
U.S. obligations single-family MBS	—	527.9	—	—	—	—	527.9
GSE single-family MBS	—	2,938.6	—	—	—	—	2,938.6
GSE multifamily MBS	—	3,610.0	—	—	—	—	3,610.0
Private label MBS	—	7.7	26.1	19.5	87.7	140.5	281.5
Total MBS	—	7,084.2	26.1	19.5	87.7	140.5	7,358.0
Total investments	$21.3	$14,142.0	$3,419.0	$224.6	$87.7	$140.5	$18,035.1

	December 31, 2020 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$950.8	$—	$—	$—	$950.8
Securities purchased under agreements to resell	—	—	500.0	100.0	—	—	600.0
Federal funds sold	—	—	1,850.0	—	—	—	1,850.0
Total money market investments	—	—	3,300.8	100.0	—	—	3,400.8
Investment securities:
U.S. Treasury obligations	—	899.4	—	—	—	—	899.4
Certificates of deposit	—	250.0	500.0	—	—	—	750.0
GSE and TVA obligations	—	1,900.3	—	—	—	—	1,900.3
State or local agency obligations	26.0	215.7	—	—	—	—	241.7
Total non-MBS	26.0	3,265.4	500.0	—	—	—	3,791.4
U.S. obligations single-family MBS	—	722.7	—	—	—	—	722.7
GSE single-family MBS	—	4,252.7	—	—	—	—	4,252.7
GSE multifamily MBS	—	4,003.6	—	—	—	—	4,003.6
Private label MBS	—	14.6	18.5	14.2	111.3	187.1	345.7
Total MBS	—	8,993.6	18.5	14.2	111.3	187.1	9,324.7
Total investments	$26.0	$12,259.0	$3,819.3	$114.2	$111.3	$187.1	$16,516.9
Notes:
(1) Balances exclude total accrued interest of $29.4 million for September 30, 2021 and $28.2 million for December 31, 2020.

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

As of September 30, 2021, the Bank had unsecured exposure to 10 counterparties totaling $3.0 billion, with six counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at September 30, 2021 and December 31, 2020. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	September 30, 2021	December 31, 2020
Interest-bearing deposits	$548.0	$950.8
Certificates of deposit	—	750.0
Federal funds sold	2,475.0	1,850.0
Total	$3,023.0	$3,550.8
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes a $339.8 million compensating balance account with a counterparty which is non-interest bearing.

    As of September 30, 2021, 81.9% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of September 30, 2021, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
September 30, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$342.9	$205.1	$548.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	—	425.0	—	425.0
Finland	425.0	—	—	425.0
France	—	100.0	—	100.0
Germany	—	425.0	—	425.0
Netherlands	—	425.0	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	425.0	2,050.0	—	2,475.0
Total unsecured investment credit exposure	$425.0	$2,392.9	$205.1	$3,023.0

(in millions)
December 31, 2020 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	Total
Domestic	$—	$950.8	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	—	750.0	750.0
Canada	250.0	1,100.0	1,350.0
Netherlands	—	500.0	500.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	2,350.0	2,600.0
Total unsecured investment credit exposure	$250.0	$3,300.8	$3,550.8
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

(in millions)
September 30, 2021
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$548.0	$—	$—	$548.0
U.S. branches and agency offices of foreign commercial banks:
Australia	675.0	—	—	675.0
Canada	425.0	—	—	425.0
Finland	425.0	—	—	425.0
France	100.0	—	—	100.0
Germany	425.0	—	—	425.0
Netherlands	425.0	—	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	2,475.0	—	—	2,475.0
Total unsecured investment credit exposure	$3,023.0	$—	$—	$3,023.0

(in millions)
December 31, 2020
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$950.8	$—	$—	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	600.0	500.0	250.0	1,350.0
Netherlands	500.0	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,850.0	500.0	250.0	2,600.0
Total unsecured investment credit exposure	$2,800.8	$500.0	$250.0	$3,550.8

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $4.7 billion at September 30, 2021 and $0.9 billion at December 31, 2020.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $8.8 billion at September 30, 2021 and $10.9 billion at December 31, 2020.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $220.9 million at September 30, 2021 and $241.7 million at December 31, 2020.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $281.5 million at September 30, 2021 and $345.7 million at December 31, 2020.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank has an ACL of $2.1 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss, if any. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a reversal for credit losses of $0.5 million on its AFS private label MBS for the third quarter of 2021 and an immaterial provision for credit losses for the third quarter of 2020. For the nine months ended September 30, 2021, the Bank recorded a reversal for credit losses of $0.3 million and a provision for credit losses of $1.7 million for the same prior-year period. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities was $3.2 million and $4.1 million for the third quarter of 2021 and 2020, respectively, and $10.2 million and $12.2 million for the first nine months of 2021 and 2020, respectively.

Management will continue to evaluate its private label MBS. Material credit losses have occurred on AFS private label MBS and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral, payments received on the securities themselves, as well as the Bank’s future modeling assumptions. Declines in the fair values of AFS private label MBS with expected credit losses may result in the Bank recording an ACL. Those AFS private label MBS for which the Bank is recognizing recovery of credit losses through interest income may be more likely to incur additional credit losses due to the nature of the historic OTTI accounting model.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs on any conventional mortgage loans acquired such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.8 billion at September 30, 2021 and $4.9 billion at December 31, 2020, after an allowance for credit losses of $2.9 million at September 30, 2021 and $5.0 million at December 31, 2020.

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

When a conventional mortgage loan requires PMI, the MPF Program modeling applied to the Bank’s acquisitions requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below BBB+.

The MPF Plus product required SMI under the MPF Program when each pool was established. At September 30, 2021, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of September 30, 2021, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2021 was $14.8 million and $4.6 million, respectively. The corresponding amounts at December 31, 2020 were $30.0 million and $8.9 million.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2020 Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.3 million at September 30, 2021 and $3.1 million at December 31, 2020.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of September 30, 2021. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2021.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at September 30, 2021 and December 31, 2020.

(in millions)	September 30, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$680.0	$0.1	$—	$0.1
Cleared derivatives	15,926.0	—	172.7	172.7
Liability positions with credit exposure:
Uncleared derivatives
A	1,770.0	(1.2)	2.4	1.2
BBB	3,435.3	(4.0)	6.0	2.0
Total derivative positions with credit exposure to non-member counterparties	21,811.3	(5.1)	181.1	176.0
Member institutions (2)	65.3	—	—	—
Total	$21,876.6	$(5.1)	$181.1	$176.0
Derivative positions without credit exposure	2,319.2
Total notional	$24,195.8

(in millions)	December 31, 2020
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$805.0	$0.3	$—	$0.3
Cleared derivatives	16,077.1	—	135.6	135.6
Liability positions with credit exposure:
Uncleared derivatives
A	27.3	(0.3)	0.5	0.2
BBB	234.2	(1.0)	1.2	0.2
Total derivative positions with credit exposure to non-member counterparties	17,143.6	(1.0)	137.3	136.3
Member institutions (2)	60.6	0.7	—	0.7
Total	$17,204.2	$(0.3)	$137.3	$137.0
Derivative positions without credit exposure	237.8
Total notional	$17,442.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after September 30, 2021. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of September 30, 2021. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $16.7 billion at September 30, 2021 and $15.7 billion at December 31, 2020.

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During the first nine months of 2021, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, including funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at September 30, 2021. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2020 Form 10-K for additional information.

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

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of September 30, 2021.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$785.0	$93.1	$878.1
Investments:
MBS	13.6	5,007.2	5,020.8
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	3,921.0	1,976.4	5,897.4
Uncleared	24.5	26.0	50.5
Total Principal/Notional Amounts	$4,744.1	$7,102.7	$11,846.8

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$545.0	$—	$545.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	968.3	60.0	1,028.3
Uncleared	25.0	—	25.0
Total Principal/Notional Amounts	$1,538.3	$60.0	$1,598.3

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

The Bank continues to execute certain variable rate instruments that are indexed to LIBOR. The Bank is assessing its operational readiness including potential effects on core Bank systems.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of September 30, 2021.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$878.1	$50.7	$—	$40.1	$968.9
Investments:
MBS	5,020.8	223.4	—	74.4	5,318.6
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	5,947.9	6,802.4	1,031.9	—	13,782.2
Total Principal/Notional Amounts	$11,846.8	$7,076.5	$1,031.9	$114.5	$20,069.7

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated Obligations	$545.0	$1,125.0	$—	$—	$1,670.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	1,053.3	7,370.0	900.0	—	9,323.3
Total Principal/Notional Amounts	$1,598.3	$8,495.0	$900.0	$—	$10,993.3

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest income:
Advances	$31,298	$95,201	$112,582	$548,953
Interest-bearing deposits	214	638	800	6,005
Securities purchased under agreements to resell	185	294	449	7,923
Federal funds sold	692	1,000	2,004	27,454
Trading securities	2,972	9,055	11,548	41,786
Available-for-sale (AFS) securities	23,769	31,996	74,066	138,565
Held-to-maturity (HTM) securities	7,746	11,816	25,871	43,932
Mortgage loans held for portfolio	31,996	35,932	95,114	121,561
Total interest income	98,872	185,932	322,434	936,179
Interest expense:
Consolidated obligations - discount notes	1,378	16,980	5,473	175,414
Consolidated obligations - bonds	53,035	80,579	172,777	462,006
Deposits	122	26	186	1,827
Mandatorily redeemable capital stock and other borrowings	670	4,072	3,437	14,127
Total interest expense	55,205	101,657	181,873	653,374
Net interest income	43,667	84,275	140,561	282,805
Provision (reversal) for credit losses	(874)	1,243	(2,292)	5,635
Net interest income after provision (reversal) for credit losses	44,541	83,032	142,853	277,170
Other noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(3,113)	(5,323)	(15,827)	53,868
Net gains (losses) on derivatives and hedging activities (Note 5)	(411)	3,589	5,323	(97,685)
Standby letters of credit fees	5,905	5,407	17,465	16,019
Other, net	1,240	1,405	3,078	1,688
Total other noninterest income (loss)	3,621	5,078	10,039	(26,110)
Other expense:
Compensation and benefits	11,220	12,844	38,431	39,190
Other operating	8,939	7,871	25,312	29,869
Finance Agency	1,617	1,894	4,852	5,688
Office of Finance	1,133	1,243	3,434	3,995
Total other expense	22,909	23,852	72,029	78,742
Income before assessments	25,253	64,258	80,863	172,318
Affordable Housing Program (AHP) assessment	2,592	6,833	8,430	18,644
Net income	$22,661	$57,425	$72,433	$153,674

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$22,661	$57,425	$72,433	$153,674
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(1,284)	26,384	(13,058)	47,574
Reclassification of net (gains) included in net income relating to hedging activities	—	—	—	(149)
Pension and post-retirement benefits	196	171	2,048	1,208
Total other comprehensive income (loss)	(1,088)	26,555	(11,010)	48,633
Total comprehensive income	$21,573	$83,980	$61,423	$202,307

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$1,119,508	$1,036,459
Interest-bearing deposits (Note 2)	553,458	956,628
Federal funds sold (Note 2)	2,475,000	1,850,000
Securities purchased under agreements to resell (Note 2)	1,000,000	600,000
Investment securities: (Note 2)
Trading securities	508,517	1,156,003
AFS securities, net; amortized cost of $12,059,746 and $9,335,210, respectively	12,188,192	9,476,385
HTM securities; fair value of $1,360,318 and $2,557,128, respectively	1,315,420	2,483,730
Total investment securities	14,012,129	13,116,118
Advances (Note 3)	12,987,117	24,971,119
Mortgage loans held for portfolio, net (Note 4)	4,780,274	4,886,207
Banking on Business (BOB) loans, net	23,227	21,236
Accrued interest receivable	77,573	90,702
Derivative assets (Note 5)	176,035	137,042
Other assets	43,251	47,380
Total assets	$37,247,572	$47,712,891

LIABILITIES AND CAPITAL
Liabilities
Deposits	$965,933	$923,371
Consolidated obligations: (Note 6)
Discount notes	12,108,212	9,510,085
Bonds	21,125,761	33,854,754
Total consolidated obligations	33,233,973	43,364,839
Mandatorily redeemable capital stock (Note 7)	23,273	142,807
Accrued interest payable	64,787	64,950
AHP payable	86,856	102,186
Derivative liabilities (Note 5)	12,585	4,459
Other liabilities	135,177	68,361
Total liabilities	34,522,584	44,670,973
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding 12,017 and 15,278 shares, respectively	1,201,698	1,527,841
Retained earnings:
Unrestricted	939,596	919,373
Restricted	457,378	457,378
Total retained earnings	1,396,974	1,376,751
Accumulated Other Comprehensive Income (AOCI)	126,316	137,326
Total capital	2,724,988	3,041,918
Total liabilities and capital	$37,247,572	$47,712,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$72,433	$153,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,175	(36,491)
Net change in derivatives and hedging activities	196,913	(281,783)
Net change in fair value adjustments on trading securities	15,827	—
Other adjustments, net	(846)	7,148
Net change in:
Trading securities	—	2,344,102
Accrued interest receivable	13,138	88,926
Other assets	2,060	(203)
Accrued interest payable	(163)	(111,764)
Other liabilities	(26,849)	(9,368)
Net cash provided by (used in) operating activities	$281,688	$2,154,241
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $353 and $(2,118) from (to) other FHLBanks)	$357,530	$370,279
Federal funds sold	(625,000)	1,820,000
Securities purchased under agreements to resell	(400,000)	850,000
Trading securities:
Proceeds	1,026,553	—
Purchases	(399,875)	—
AFS securities:
Proceeds	1,841,239	1,756,311
Purchases	(4,550,532)	(643,733)
HTM securities:
Proceeds	1,663,579	1,155,297
Purchases	(500,000)	(728,986)
Advances:
Repaid	24,135,278	318,795,536
Originated	(12,301,266)	(288,839,498)
Mortgage loans held for portfolio:
Proceeds	1,209,685	1,073,253
Purchases	(1,128,656)	(1,067,877)
Other investing activities, net	(1,631)	(295)
Net cash provided by (used in) investing activities	$10,326,904	$34,540,287
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Nine months ended September 30,
(in thousands)	2021	2020
FINANCING ACTIVITIES
Net change in deposits	$42,840	$411,903
Net proceeds from issuance of consolidated obligations:
Discount notes	97,758,921	201,685,063
Bonds	17,583,228	35,760,761
Payments for maturing and retiring consolidated obligations:
Discount notes	(95,159,250)	(210,792,258)
Bonds	(30,253,395)	(60,971,215)
Proceeds from issuance of capital stock	560,153	2,706,902
Payments for repurchase/redemption of capital stock	(885,227)	(3,842,070)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(120,603)	(159,980)
Cash dividends paid	(52,210)	(137,194)
Partial recovery of prior capital distribution to Financing Corporation	—	8,541
Net cash provided by (used in) financing activities	$(10,525,543)	$(35,329,547)
Net increase (decrease) in cash and due from banks	$83,049	$1,364,981
Cash and due from banks at beginning of the period	1,036,459	21,490
Cash and due from banks at end of the period	$1,119,508	$1,386,471
Supplemental disclosures:
Interest paid	$211,473	$795,385
AHP payments	23,761	23,791
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	1,069	39,457

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
June 30, 2020	23,714	$2,371,420	$898,980	$434,538	$1,333,518	$113,904	$3,818,842
Comprehensive income	—	—	45,940	11,485	57,425	26,555	83,980
Issuance of capital stock	2,256	225,546	—	—	—	—	225,546
Repurchase/redemption of capital stock	(7,166)	(716,595)	—	—	—	—	(716,595)
Cash dividends	—	—	(39,795)	—	(39,795)	—	(39,795)
September 30, 2020	18,804	$1,880,371	$905,125	$446,023	$1,351,148	$140,459	$3,371,978

June 30, 2021	12,030	$1,202,989	$929,737	$457,378	$1,387,115	$127,404	$2,717,508
Comprehensive income	—	—	22,661	—	22,661	(1,088)	21,573
Issuance of capital stock	1,928	192,791	—	—	—	—	192,791
Repurchase/redemption of capital stock	(1,930)	(193,013)	—	—	—	—	(193,013)
Shares reclassified to mandatorily redeemable capital stock	(11)	(1,069)	—	—	—	—	(1,069)
Cash dividends	—	—	(12,802)	—	(12,802)	—	(12,802)
September 30, 2021	12,017	$1,201,698	$939,596	$457,378	$1,396,974	$126,316	$2,724,988

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13	—	—	113	—	113	—	113
Comprehensive income	—	—	122,939	30,735	153,674	48,633	202,307
Issuance of capital stock	27,069	2,706,902	—	—	—	—	2,706,902
Repurchase/redemption of capital stock	(38,421)	(3,842,070)	—	—	—	—	(3,842,070)
Shares reclassified to mandatorily redeemable capital stock	(394)	(39,457)	—	—	—	—	(39,457)
Partial recovery of prior capital distribution to Financing Corporation	—	—	8,541	—	8,541	—	8,541
Cash dividends	—	—	(137,194)	—	(137,194)	—	(137,194)
September 30, 2020	18,804	$1,880,371	$905,125	$446,023	$1,351,148	$140,459	$3,371,978

December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income	—	—	72,433	—	72,433	(11,010)	61,423
Issuance of capital stock	5,602	560,153	—	—	—	—	560,153
Repurchase/redemption of capital stock	(8,852)	(885,227)	—	—	—	—	(885,227)
Shares reclassified to mandatorily redeemable capital stock	(11)	(1,069)	—	—	—	—	(1,069)
Cash dividends	—	—	(52,210)	—	(52,210)	—	(52,210)
September 30, 2021	12,017	$1,201,698	$939,596	$457,378	$1,396,974	$126,316	$2,724,988
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

Notes to Unaudited Financial Statements (continued)
Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank adopted the following new accounting standards during the nine months ended September 30, 2021.

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

    The Bank did not have any recently issued accounting standards which may have an impact on the Bank for the nine months ended September 30, 2021.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At September 30, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At September 30, 2021 and December 31, 2020, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at September 30, 2021 and December 31, 2020. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At September 30, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Debt Securities

The Bank invests in debt securities, which are classified as trading, AFS, or HTM. Within these investments, the Bank is primarily subject to credit risk related to private label MBS that are supported by underlying mortgage or asset-backed loans. In 2007, the Bank discontinued the purchase of private label MBS. The Bank is prohibited by Finance Agency regulations from

Notes to Unaudited Financial Statements (continued)
purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities.

    Trading Securities. The following table presents trading securities as of September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
U.S. Treasury obligations	$261,870	$899,421
GSE and TVA obligations	246,647	256,582
Total	$508,517	$1,156,003

The following table presents net gains (losses) on trading securities for the third quarter and first nine months of 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(2,979)	$(3,447)	$(13,087)	$28,640
Net gains (losses) on trading securities sold/matured during the period	(134)	(1,876)	(2,740)	25,228
Net gains (losses) on trading securities	$(3,113)	$(5,323)	$(15,827)	$53,868

AFS Securities. The following tables present AFS securities as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,396,710	$—	$8,691	$(44)	$4,405,357
GSE and TVA obligations	1,473,234	—	46,122	—	1,519,356
State or local agency obligations	212,164	—	8,766	—	220,930
Total non-MBS	$6,082,108	$—	$63,579	$(44)	$6,145,643
MBS:
U.S. obligations single-family MBS	$431,963	$—	$5,382	$(51)	$437,294
GSE single-family MBS	2,281,070	—	22,269	(260)	2,303,079
GSE multifamily MBS	3,091,172	—	6,708	(1,407)	3,096,473
Private label MBS	173,433	(2,088)	34,445	(87)	205,703
Total MBS	$5,977,638	$(2,088)	$68,804	$(1,805)	$6,042,549
Total AFS securities	$12,059,746	$(2,088)	$132,383	$(1,849)	$12,188,192

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,590,661	$—	$53,072	$—	$1,643,733
State or local agency obligations	227,248	—	14,382	—	241,630
Total non-MBS	$1,817,909	$—	$67,454	$—	$1,885,363
MBS:
U.S. obligations single-family MBS	$595,215	$—	$6,994	$(61)	$602,148
GSE single-family MBS	3,237,124	—	25,969	(213)	3,262,880
GSE multifamily MBS	3,466,937	—	10,235	(3,778)	3,473,394
Private label MBS	218,025	(2,417)	37,149	(157)	252,600
Total MBS	$7,517,301	$(2,417)	$80,347	$(4,209)	$7,591,022
Total AFS securities	$9,335,210	$(2,417)	$147,801	$(4,209)	$9,476,385
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $24.6 million and $16.9 million at September 30, 2021 and December 31, 2020.

The following tables summarize the AFS securities with unrealized losses as of September 30, 2021 and December 31, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$99,418	$(44)	$—	$—	$99,418	$(44)
MBS:
U.S. obligations single-family MBS	$21,512	$(51)	$—	$—	$21,512	$(51)
GSE single-family MBS	149,651	(260)	—	—	149,651	(260)
GSE multifamily MBS	467,068	(555)	524,485	(852)	991,553	(1,407)
Private label MBS	70	(1)	2,463	(86)	2,533	(87)
Total MBS	$638,301	$(867)	$526,948	$(938)	$1,165,249	$(1,805)
Total	$737,719	$(911)	$526,948	$(938)	$1,264,667	$(1,849)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family MBS	$8,591	$(17)	$25,713	$(44)	$34,304	$(61)
GSE single-family MBS	54,657	(21)	217,942	(192)	272,599	(213)
GSE multifamily MBS	156,006	(70)	2,276,207	(3,708)	2,432,213	(3,778)
Private label MBS	1,767	(10)	2,631	(147)	4,398	(157)
Total MBS	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)
Total	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$196,493	$198,694	$73,115	$73,276
Due after one year through five years	3,031,519	3,041,043	570,540	581,853
Due after five years through ten years	2,590,569	2,629,311	789,408	820,239
Due after ten years	263,527	276,595	384,846	409,995
Total non-MBS	6,082,108	6,145,643	1,817,909	1,885,363
MBS	5,977,638	6,042,549	7,517,301	7,591,022
Total AFS securities	$12,059,746	$12,188,192	$9,335,210	$9,476,385

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Amortized cost of AFS non-MBS:
Fixed-rate	$6,082,108	$1,817,909
Variable-rate	—	—
Total non-MBS	$6,082,108	$1,817,909
Amortized cost of AFS MBS:
Fixed-rate	$887,774	$1,382,062
Variable-rate	5,089,864	6,135,239
Total MBS	$5,977,638	$7,517,301
Total amortized cost of AFS securities	$12,059,746	$9,335,210

    HTM Securities. The following tables present HTM securities as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family MBS	$90,598	$1,218	$—	$91,816
GSE single-family MBS	635,540	10,776	(6,925)	639,391
GSE multifamily MBS	513,475	39,514	—	552,989
Private label MBS	75,807	814	(499)	76,122
Total MBS	$1,315,420	$52,322	$(7,424)	$1,360,318
Total HTM securities (2)	$1,315,420	$52,322	$(7,424)	$1,360,318

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$750,000	$77	$—	$750,077
MBS:
U.S. obligations single-family MBS	$120,539	$1,213	$—	$121,752
GSE single-family MBS	989,824	20,337	(1,053)	1,009,108
GSE multifamily MBS	530,240	53,555	—	583,795
Private label MBS	93,127	582	(1,313)	92,396
Total MBS	$1,733,730	$75,687	$(2,366)	$1,807,051
Total HTM securities (2)	$2,483,730	$75,764	$(2,366)	$2,557,128
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $2.9 million and $4.1 million at September 30, 2021 and December 31, 2020.
(2) No ACL was recorded for these securities as of September 30, 2021 and December 31, 2020.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$750,000	$750,077
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total non-MBS	—	—	750,000	750,077
MBS	1,315,420	1,360,318	1,733,730	1,807,051
Total HTM securities	$1,315,420	$1,360,318	$2,483,730	$2,557,128

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Amortized cost of HTM non-MBS:
Fixed-rate	$—	$750,000
Variable-rate	—	—
Total non-MBS	$—	$750,000
Amortized cost of HTM MBS:
Fixed-rate	$1,129,418	$1,493,149
Variable-rate	186,002	240,581
Total MBS	$1,315,420	$1,733,730
Total HTM securities	$1,315,420	$2,483,730

    Debt Securities ACL. For HTM securities, there was no ACL at September 30, 2021 and December 31, 2020. For AFS securities, the Bank recorded an ACL only on its private label MBS at September 30, 2021 and December 31, 2020.

Notes to Unaudited Financial Statements (continued)
AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and nine months ended September 30, 2021 and 2020.

	Private label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$2,624	$1,574	$2,417	$—
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	(536)	117	(329)	1,691
Balance, end of period	$2,088	$1,691	$2,088	$1,691

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at September 30, 2021, the Bank employs the following methodologies by major security type.

Certificates of Deposits. The Bank invests in short-term investments, such as certificates of deposits, primarily to manage liquidity. The Bank’s certificates of deposits, which are unsecured, have original contractual maturities of one year or less. The Bank only purchases certificates of deposits considered investment quality. The Bank did not own certificates of deposits at September 30, 2021. Due to their short duration, high credit quality, and insignificant expected credit losses, no ACL was recorded on certificates of deposits at December 31, 2020.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at September 30, 2021 or December 31, 2020.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At September 30, 2021, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

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

    The Bank only purchases state or local agency obligations considered investment quality. At September 30, 2021, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At September 30, 2021 and December 31, 2020, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of September 30, 2021, 21.4% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

Note 3 – Advances

    General Terms. The Bank offers a wide-range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from overnight to 30 years. Variable-rate advances generally have maturities ranging up to five years, and the interest rates reset periodically at a fixed spread to LIBOR or SOFR.

The following table details the Bank’s advances portfolio by year of redemption as of September 30, 2021 and December 31, 2020.

(dollars in thousands)	September 30, 2021		December 31, 2020
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,139,089	1.54%	$14,760,790	0.84%
Due after 1 year through 2 years	2,194,831	2.29	5,878,635	2.25
Due after 2 years through 3 years	1,031,406	1.79	1,584,471	2.08
Due after 3 years through 4 years	1,116,493	2.02	1,126,992	1.85
Due after 4 years through 5 years	219,231	1.09	1,163,781	1.91
Thereafter	187,205	2.54	210,220	2.55
Total par value	12,888,255	1.74%	24,724,889	1.37%
Deferred prepayment fees	(1,035)		(3,673)
Hedging adjustments	99,897		249,903
Total book value (1)	$12,987,117		$24,971,119
Notes:
(1) Amounts exclude accrued interest receivable of $25.4 million and $36.6 million at September 30, 2021 and December 31, 2020.

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

At September 30, 2021 and December 31, 2020, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Unaudited Financial Statements (continued)
The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of September 30, 2021 and December 31, 2020.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Due in 1 year or less	$8,179,089	$14,860,790	$8,159,089	$14,780,790
Due after 1 year through 2 years	2,194,831	5,818,635	2,188,831	5,878,635
Due after 2 years through 3 years	991,406	1,584,471	1,031,406	1,578,471
Due after 3 years through 4 years	1,116,493	1,086,992	1,102,493	1,121,992
Due after 4 years through 5 years	219,231	1,163,781	219,231	1,154,781
Thereafter	187,205	210,220	187,205	210,220
Total par value	$12,888,255	$24,724,889	$12,888,255	$24,724,889

Interest Rate Payment Terms.  The following table details interest rate payment terms by year of redemption for advances as of September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Fixed-rate – overnight	$239,667	$37,225
Fixed-rate – term:
Due in 1 year or less	7,073,579	6,658,991
Thereafter	4,606,066	9,810,998
Total fixed-rate	11,919,312	16,507,214
Variable-rate:
Due in 1 year or less	825,843	8,064,575
Thereafter	143,100	153,100
Total variable-rate	968,943	8,217,675
Total par value	$12,888,255	$24,724,889

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of September 30, 2021, the Bank had advances of $7.6 billion outstanding to the five largest borrowers, which represented 58.7% of the total principal amount of advances outstanding. Of these five, one had outstanding advance balances that were in excess of 10% of the total portfolio at September 30, 2021.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At September 30, 2021 and December 31, 2020, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At September 30, 2021 and December 31, 2020, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at September 30, 2021 or December 31, 2020.

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

The following table presents balances as of September 30, 2021 and December 31, 2020 for mortgage loans held for portfolio.

(in thousands)	September 30, 2021	December 31, 2020
Fixed-rate long-term single-family mortgages (1)	$4,512,619	$4,610,761
Fixed-rate medium-term single-family mortgages (1)	177,370	181,535
Total par value	4,689,989	4,792,296
Premiums	87,316	87,424
Discounts	(1,907)	(2,439)
Hedging adjustments	7,749	13,898
Total mortgage loans held for portfolio (2)	$4,783,147	$4,891,179
Allowance for credit losses on mortgage loans	(2,873)	(4,972)
Mortgage loans held for portfolio, net	$4,780,274	$4,886,207
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $22.6 million at September 30, 2021 and $25.7 million at December 31, 2020.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Conventional loans	$4,552,754	$4,633,848
Government-guaranteed/insured loans	137,235	158,448
Total par value	$4,689,989	$4,792,296

Purchases, Sales and Reclassifications. During the nine months ended September 30, 2021 and 2020, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Unaudited Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$11,005	$16,002	$27,007
Past due 60-89 days	2,245	3,591	5,836
Past due 90 days or more	13,853	23,800	37,653
Total past due loans	$27,103	$43,393	$70,496
Current loans	1,209,257	3,362,793	4,572,050
Total conventional loans (2)	$1,236,360	$3,406,186	$4,642,546

	December 31, 2020
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$14,211	$26,825	$41,036
Past due 60-89 days	5,719	10,950	16,669
Past due 90 days or more	18,070	61,185	79,255
Total past due loans	$38,000	$98,960	$136,960
Current loans	1,132,774	3,458,941	4,591,715
Total conventional loans (3)	$1,170,774	$3,557,901	$4,728,675
Note:
(1) The amortized cost at September 30, 2021 and December 31, 2020 excludes accrued interest receivable.
(2) Includes approximately $32.6 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $0.9 million was current, $4.3 million was 30-59 days past due, $2.5 million was 60-89 days past due, and $24.9 million was 90 days or more past due at September 30, 2021.
(3) Includes approximately $83.9 million par value of loans in a forbearance or repayment plan as a result of COVID-19, of which approximately $1.7 million was current, $10.3 million was 30-59 days past due, $9.6 million was 60-89 days past due, and $62.3 million was 90 days or more past due at December 31, 2020.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at September 30, 2021 and December 31, 2020.

	September 30, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$2,094	$516	$2,610
Serious delinquency rate (2)	0.8%	2.5%	0.9%
Past due 90 days or more still accruing interest	$—	$3,502	$3,502
Loans on nonaccrual status (3)	$42,112	$—	$42,112

	December 31, 2020
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$8,238	$1,667	$9,905
Serious delinquency rate (2)	1.7%	3.7%	1.8%
Past due 90 days or more still accruing interest	$—	$5,483	$5,483
Loans on nonaccrual status (3)	$91,201	$—	$91,201
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

The par value of conventional loans in a forbearance or repayment plan as a result of the COVID-19 pandemic was $32.6 million at September 30, 2021 and $83.9 million at December 31, 2020. These amounts represented 0.7% of mortgage loans held for portfolio at September 30, 2021 and 1.8% at December 31, 2020. Of the conventional loans in a forbearance plan as a result of COVID-19, approximately 89% and 93% of the loans were not deemed to be collateral dependent and not charged-off as of September 30, 2021 and December 31, 2020, respectively.

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

Notes to Unaudited Financial Statements (continued)
Conventional MPF - Rollforward of ACL

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$3,225	$5,900	$4,972	$7,832
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	—	—	—	(3,875)
(Charge-offs) Recoveries, net (2)	27	(584)	533	(428)
Provision (reversal) for credit losses	(379)	1,338	(2,632)	3,125
Balance, September 30	$2,873	$6,654	$2,873	$6,654
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or insured mortgage loans at September 30, 2021 or December 31, 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.4 million and $0.8 million of REO reported in Other assets on the Statement of Condition at September 30, 2021 and December 31, 2020, respectively.

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

	September 30, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$21,953,509	$3,965	$22,074
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,151,988	$710	$2,163
Interest rate caps or floors	1,025,000	1,243	—
Mortgage delivery commitments	65,331	1	359
Total derivatives not designated as hedging instruments:	$2,242,319	$1,954	$2,522
Total derivatives before netting and collateral adjustments	$24,195,828	$5,919	$24,596
Netting adjustments and cash collateral (1)		170,116	(12,011)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$176,035	$12,585

	December 31, 2020
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,307,383	$1,494	$5,193
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,868,988	$71	$2,386
Interest rate caps or floors	1,205,000	1,173	—
Mortgage delivery commitments	60,622	675	11
Total derivatives not designated as hedging instruments:	$3,134,610	$1,919	$2,397
Total derivatives before netting and collateral adjustments	$17,441,993	$3,413	$7,590
Netting adjustments and cash collateral (1)		133,629	(3,131)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$137,042	$4,459
Note:

Notes to Unaudited Financial Statements (continued)
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $183.5 million for September 30, 2021 and $137.9 million for December 31, 2020. Cash collateral received was $1.4 million for September 30, 2021 and $1.1 million for December 31, 2020.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended September 30, 2021
Hedged item type:
Advances	$34,946	$(35,065)	$(33,835)	$(33,954)	$31,298
AFS securities	26,630	(26,434)	(14,422)	(14,226)	23,769
Mortgage loans held for portfolio	—	(823)	—	(823)	31,996
Consolidated obligations – bonds	(15,405)	15,370	15,950	15,915	(53,035)
Total	$46,171	$(46,952)	$(32,307)	$(33,088)
Nine months ended September 30, 2021
Hedged item type:
Advances	$149,894	$(150,010)	$(108,662)	$(108,778)	$112,582
AFS securities	66,531	(65,003)	(32,560)	(31,032)	74,066
Mortgage loans held for portfolio	—	(2,844)	—	(2,844)	95,114
Consolidated obligations – bonds	(35,880)	35,904	32,093	32,117	(172,777)
Total	$180,545	$(181,953)	$(109,129)	$(110,537)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended September 30, 2020
Hedged item type:
Advances	$124,582	$(124,569)	$(69,603)	$(69,590)	$95,201
AFS securities	9,402	(8,918)	(7,070)	(6,586)	31,996
Mortgage loans held for portfolio	—	(1,035)	—	(1,035)	35,932
Consolidated obligations – bonds	(21,443)	21,693	21,635	21,885	(80,579)
Total	$112,541	$(112,829)	$(55,038)	$(55,326)
Nine months ended September 30, 2020
Hedged item type:
Advances	$(188,539)	$188,424	$(136,712)	$(136,827)	$548,953
AFS securities	(103,292)	100,135	(13,734)	(16,891)	138,565
Mortgage loans held for portfolio	—	(2,118)	—	(2,118)	121,561
Consolidated obligations – bonds	4,938	(4,287)	54,393	55,044	(462,006)
	$(286,893)	$282,154	$(96,053)	$(100,792)

Notes to Unaudited Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	September 30, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$7,545,407	$99,918	$(21)	$99,897
AFS securities	5,783,783	66,484	1,047	67,531
Consolidated obligations – bonds	8,762,313	(11,098)	180	(10,918)

(in thousands)	December 31, 2020
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$10,369,813	$249,927	$(24)	$249,903
AFS securities	1,507,492	131,386	1,148	132,534
Consolidated obligations – bonds	2,838,505	24,701	284	24,985
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities in other noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$348	$4,588	$14,021	$(92,864)
Interest rate caps or floors	227	(57)	69	578
Net interest settlements	(640)	(1,726)	(4,860)	(8,891)
To Be Announced (TBA)	—	—	—	38
Mortgage delivery commitments	(349)	772	(3,916)	3,138
Other	—	(1)	—	148
Total net gains (losses) related to derivatives not designated as hedging instruments	$(414)	$3,576	$5,314	$(97,853)
Other - price alignment amount on cleared derivatives (1)	3	13	9	168
Net gains (losses) on derivatives and hedging activities	$(411)	$3,589	$5,323	$(97,685)
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first nine months of 2021 or 2020.

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

Notes to Unaudited Financial Statements (continued)
Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at September 30, 2021 was $0.7 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver additional collateral to its derivative counterparties at September 30, 2021.

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

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at September 30, 2021.

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

	Derivative Assets
(in thousands)	September 30, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$5,680	$2,355
Cleared derivatives	238	383
Total gross recognized amount	5,918	2,738
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(2,384)	(1,632)
Cleared derivatives	172,500	135,261
Total gross amounts of netting adjustments and cash collateral	170,116	133,629
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	3,296	723
Cleared derivatives	172,738	135,644
Total net amounts after netting adjustments and cash collateral	176,034	136,367
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	1	675
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	1	675
Total derivative assets:
Uncleared derivatives	3,297	1,398
Cleared derivatives	172,738	135,644
Total derivative assets as reported in the Statement of Condition	176,035	137,042
Net unsecured amount:
Uncleared derivatives	3,297	1,398
Cleared derivatives	172,738	135,644
Total net unsecured amount	$176,035	$137,042

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	September 30, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$13,405	$4,282
Cleared derivatives	10,832	3,297
Total gross recognized amount	24,237	7,579
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(11,773)	(2,748)
Cleared derivatives	(238)	(383)
Total gross amounts of netting adjustments and cash collateral	(12,011)	(3,131)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1,632	1,534
Cleared derivatives	10,594	2,914
Total net amounts after netting adjustments and cash collateral	12,226	4,448
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	359	11
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	359	11
Total derivative liabilities
Uncleared derivatives	1,991	1,545
Cleared derivatives	10,594	2,914
Total derivative liabilities as reported in the Statement of Condition	12,585	4,459
Net unsecured amount:
Uncleared derivatives	1,991	1,545
Cleared derivatives	10,594	2,914
Total net unsecured amount	$12,585	$4,459
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations was $641.4 billion at September 30, 2021 and $746.8 billion at December 31, 2020. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank's 2020 Form 10-K.
The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Par value of consolidated bonds:
Fixed-rate	$18,288,620	$17,148,965
Step-up	1,146,000	40,000
Floating-rate	1,645,000	16,561,250
Total par value	21,079,620	33,750,215
Bond premiums	69,081	91,225
Bond discounts	(7,943)	(7,524)
Concession fees	(4,079)	(4,147)
Hedging adjustments	(10,918)	24,985
Total book value	$21,125,761	$33,854,754

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$7,240,445	1.23%	$24,233,615	0.49%
Due after 1 year through 2 years	2,251,650	1.83	3,024,625	2.19
Due after 2 years through 3 years	1,804,625	1.77	1,545,000	2.33
Due after 3 years through 4 years	1,477,625	1.41	1,164,475	2.41
Due after 4 years through 5 years	4,553,300	1.03	961,725	1.69
Thereafter	3,751,975	1.87	2,820,775	2.05
Total par value	$21,079,620	1.42%	$33,750,215	0.96%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Noncallable	$13,542,620	$28,583,715
Callable	7,537,000	5,166,500
Total par value	$21,079,620	$33,750,215

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2021 and December 31, 2020.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2021	December 31, 2020
Due in 1 year or less	$14,436,445	$25,737,615
Due after 1 year through 2 years	2,449,650	3,038,625
Due after 2 years through 3 years	1,217,625	1,602,000
Due after 3 years through 4 years	864,625	1,089,475
Due after 4 years through 5 years	601,300	759,725
Thereafter	1,509,975	1,522,775
Total par value	$21,079,620	$33,750,215

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of September 30, 2021 and December 31, 2020.

(dollars in thousands)	September 30, 2021	December 31, 2020
Book value	$12,108,212	$9,510,085
Par value	12,109,109	9,512,324
Weighted average interest rate (1)	0.03%	0.11%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2020 Form 10-K. At September 30, 2021, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $0.3 billion in B1 membership stock and $0.9 billion in B2 activity stock at September 30, 2021. The Bank had $0.3 billion in B1 membership stock and $1.2 billion in B2 activity stock at December 31, 2020.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$396,746	$2,621,946	$520,696	$3,047,399
Total capital-to-asset ratio	4.0%	7.0%	4.0%	6.4%
Total regulatory capital	1,489,903	2,621,946	1,908,516	3,047,399
Leverage ratio	5.0%	10.6%	5.0%	9.6%
Leverage capital	1,862,379	3,932,918	2,385,645	4,571,099

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 28, 2021, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2021.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At September 30, 2021 and December 31, 2020, the Bank had $23.3 million and $142.8 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $0.7 million and $3.4 million during the three and nine months ended September 30, 2021, respectively. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $4.1 million and $14.1 million during the three and nine months ended September 30, 2020, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
(in thousands)	2021	2020
Balance, beginning of the period	$142,807	$343,575
Capital stock subject to mandatory redemption reclassified from capital	1,069	39,457
Redemption/repurchase of mandatorily redeemable stock	(120,603)	(159,980)
Balance, end of the period	$23,273	$223,052

    As of September 30, 2021, the total mandatorily redeemable capital stock reflected the balance for seven institutions. Four institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated.  Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	20,020	21
Due after 2 years through 3 years	—	20,000
Due after 3 years through 4 years	26	120,000
Due after 4 years through 5 years	1,069	19
Past contractual redemption date due to remaining activity	2,158	2,767
Total	$23,273	$142,807

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. At September 30, 2021, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in the first nine months of 2021. At September 30, 2021, retained earnings were $1,397.0 million, including $939.6 million of unrestricted retained earnings and $457.4 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the third quarter of 2021 and 2020 are presented in the table below.

	Dividend - Annual Yield
	2021		2020
	Membership	Activity	Membership	Activity
February	2.50%	5.75%	4.50%	7.75%
April	2.50%	5.75%	3.00%	6.25%
July	1.25%	5.25%	3.00%	6.25%

Notes to Unaudited Financial Statements (continued)

    In October 2021, the Bank paid a quarterly dividend equal to an annual yield of 1.25% on membership stock and 5.25% on activity stock.

The following table summarizes the changes in AOCI for the three and nine months ended September 30, 2021 and 2020.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
June 30, 2020	$118,049	$—	$—	$(4,145)	$113,904
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	26,384	—	—	—	26,384
Pension and post-retirement	—	—	—	171	171
September 30, 2020	$144,433	$—	$—	$(3,974)	$140,459

June 30, 2021	$131,818	$—	$—	$(4,414)	$127,404
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(1,284)	—	—	—	(1,284)
Pension and post-retirement	—	—	—	196	196
September 30, 2021	$130,534	$—	$—	$(4,218)	$126,316

December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU 2016-13	51,704	(51,704)	—	—	—
Net unrealized gains (losses)	47,574		—	—	47,574
Amortization on hedging activities	—	—	(149)	—	(149)
Pension and post-retirement	—	—	—	1,208	1,208
September 30, 2020	$144,433	$—	$—	$(3,974)	$140,459

December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(13,058)	—	—	—	(13,058)
Pension and post-retirement	—	—	—	2,048	2,048
September 30, 2021	$130,534	$—	$—	$(4,218)	$126,316

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	September 30, 2021	December 31, 2020
Advances	$6,595,309	$10,856,363
Letters of credit (1)	16,167,276	2,730,541
MPF loans	1,872,702	483,983
Deposits	112,280	31,269
Capital stock	580,814	573,392
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest income on advances (1)	$37,102	$91,749	$119,556	$362,346
Interest income on MPF loans	15,429	6,101	48,865	19,021
Letters of credit fees	4,652	797	13,707	2,209
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Servicing fee expense	$916	$988	$2,748	$2,958

(in thousands)	September 30, 2021	December 31, 2020
Interest-bearing deposits maintained with FHLBank of Chicago	$5,503	$5,856

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the three and nine months ended September 30, 2021, the Bank borrowed and repaid $5.0 million. During the three and nine months ended September 30, 2020, the Bank borrowed and repaid $25.0 million. There was no lending activity during the nine months ended September 30, 2021 and September 30, 2020.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the nine months ended September 30, 2021 and 2020, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2021 and 2020.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank's 2020 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at September 30, 2021 and December 31, 2020. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2021 and December 31, 2020 are presented in the table below.

Fair Value Summary Table
	September 30, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$1,119,508	$1,119,508	$—	$—	$—	$1,119,508
Interest-bearing deposits	553,458	547,955	5,503	—	—	553,458
Federal funds sold	2,475,000	—	2,475,002	—	—	2,475,002
Securities purchased under agreement to resell (2)	1,000,000	—	1,000,001	—	—	1,000,001
Trading securities	508,517	—	508,517	—	—	508,517
AFS securities	12,188,192	—	11,982,489	205,703	—	12,188,192
HTM securities	1,315,420	—	1,284,196	76,122	—	1,360,318
Advances	12,987,117	—	13,066,795	—	—	13,066,795
Mortgage loans held for portfolio, net	4,780,274	—	4,885,125	—	—	4,885,125
BOB loans, net	23,227	—	—	23,227	—	23,227
Accrued interest receivable	77,573	—	77,573	—	—	77,573
Derivative assets	176,035	—	5,919	—	170,116	176,035
Liabilities:
Deposits	$965,933	$—	$965,933	$—	$—	$965,933
Discount notes	12,108,212	—	12,108,390	—	—	12,108,390
Bonds	21,125,761	—	21,343,528	—	—	21,343,528
Mandatorily redeemable capital stock (3)	23,273	23,943	—	—	—	23,943
Accrued interest payable (3)	64,787	—	64,118	—	—	64,118
Derivative liabilities	12,585	—	24,596	—	(12,011)	12,585

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$1,036,459	$1,036,459	$—	$—	$—	$1,036,459
Interest-bearing deposits	956,628	950,772	5,856	—	—	956,628
Federal funds sold	1,850,000	—	1,850,009	—	—	1,850,009
Securities purchased under agreement to resell (2)	600,000	—	600,003	—	—	600,003
Trading securities	1,156,003	—	1,156,003	—	—	1,156,003
AFS securities	9,476,385	—	9,223,785	252,600	—	9,476,385
HTM securities	2,483,730	—	2,464,732	92,396	—	2,557,128
Advances	24,971,119	—	25,097,529	—	—	25,097,529
Mortgage loans held for portfolio, net	4,886,207	—	5,084,683	—	—	5,084,683
BOB loans, net	21,236	—	—	21,236	—	21,236
Accrued interest receivable	90,702	—	90,702	—	—	90,702
Derivative assets	137,042	—	3,413	—	133,629	137,042
Liabilities:
Deposits	$923,371	$—	$923,371	$—	$—	$923,371
Discount notes	9,510,085	—	9,510,584	—	—	9,510,584
Bonds	33,854,754	—	34,282,476	—	—	34,282,476
Mandatorily redeemable capital stock (3)	142,807	145,282	—	—	—	145,282
Accrued interest payable (3)	64,950	—	62,475	—	—	62,475
Derivative liabilities	4,459	—	7,590	—	(3,131)	4,459
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at September 30, 2021 and December 31, 2020. These instruments’ maturity term is overnight.
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

As of September 30, 2021, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at September 30, 2021 and December 31, 2020. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$261,870	$—	$—	$261,870
GSE and TVA obligations	—	246,647	—	—	246,647
Total trading securities	$—	$508,517	$—	$—	$508,517
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$4,405,357	$—	$—	$4,405,357
GSE and TVA obligations	—	1,519,356	—	—	1,519,356
State or local agency obligations	—	220,930	—	—	220,930
MBS:
U.S. obligations single-family MBS	—	437,294	—	—	437,294
GSE single-family MBS	—	2,303,079	—	—	2,303,079
GSE multifamily MBS	—	3,096,473	—	—	3,096,473
Private label MBS	—	—	205,703	—	205,703
Total AFS securities	$—	$11,982,489	$205,703	$—	$12,188,192
Derivative assets:
Interest rate related	$—	$5,918	$—	$170,116	$176,034
Mortgage delivery commitments	—	1	—	—	1
Total derivative assets	$—	$5,919	$—	$170,116	$176,035
Total recurring assets at fair value	$—	$12,496,925	$205,703	$170,116	$12,872,744
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$24,237	$—	$(12,011)	$12,226
Mortgage delivery commitments	—	359	—	—	359
Total recurring liabilities at fair value (2)	$—	$24,596	$—	$(12,011)	$12,585
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$9,018	$—	$9,018
REO	—	—	356	—	356
Total non-recurring assets at fair value	$—	$—	$9,374	$—	$9,374

Notes to Unaudited Financial Statements (continued)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$899,421	$—	$—	$899,421
GSE and TVA obligations	—	256,582	—	—	256,582
Total trading securities	$—	$1,156,003	$—	$—	$1,156,003
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,643,733	$—	$—	1,643,733
State or local agency obligations	—	241,630	—	—	241,630
MBS:
U.S. obligations single-family MBS	—	602,148	—	—	602,148
GSE single-family MBS	—	3,262,880	—	—	3,262,880
GSE multifamily MBS	—	3,473,394	—	—	3,473,394
Private label MBS	—	—	252,600	—	252,600
Total AFS securities	$—	$9,223,785	$252,600	$—	$9,476,385
Derivative assets:
Interest rate related	$—	$2,738	$—	$133,629	$136,367
Mortgage delivery commitments	—	675	—	—	675
Total derivative assets	$—	$3,413	$—	$133,629	$137,042
Total recurring assets at fair value	$—	$10,383,201	$252,600	$133,629	$10,769,430
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$7,579	$—	$(3,131)	$4,448
Mortgage delivery commitments	—	11	—	—	11
Total recurring liabilities at fair value (2)	$—	$7,590	$—	$(3,131)	$4,459
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$18,382	$—	$18,382
REO	—	—	1,270	—	1,270
Total non-recurring assets at fair value	$—	$—	$19,652	$—	$19,652
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first nine months of 2021 or 2020.

	AFS Private Label MBS
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$220,558	$280,882	$252,600	$326,146
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	536	(117)	329	(1,691)
Accretion of credit losses in interest income	2,522	3,000	7,719	8,938
Net unrealized gains (losses) on AFS in OCI	(728)	1,400	(2,633)	(15,114)
Purchases, issuances, sales, and settlements:
Settlements	(17,185)	(17,541)	(52,312)	(50,655)
Balance at September 30	$205,703	$267,624	$205,703	$267,624
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30	$3,059	$2,883	$7,823	$7,247
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at September 30	$(728)	$1,400	$(2,633)	$(15,114)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2021			December 31, 2020
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$20,403,323	$—	$20,403,323	$19,723,286
Commitments to fund additional advances and BOB loans	1,043	—	1,043	760
Commitments to purchase mortgage loans	65,331	—	65,331	60,622
Unsettled consolidated obligation bonds, at par	1,169,000	—	1,169,000	15,000
Unsettled consolidated obligation discount notes, at par	—	—	—	950
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $245.4 million at September 30, 2021 and $30.9 million at December 31, 2020.
(2) Letters of credit in the amount of $4.2 billion at September 30, 2021 and $5.0 billion at December 31, 2020, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $3.3 million at September 30, 2021 and $3.9 million at December 31, 2020. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2021 or December 31, 2020. However, within the Bank's Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $12.3 billion at both September 30, 2021 and December 31, 2020.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2021.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: November 9, 2021