Form 10-K
period 2021-12-31
Federal Home Loan Bank of Pittsburgh
filed 2022-03-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2021, the aggregate par value of the stock held by current and former members of the registrant was approximately $1,265.4 million. There were 12,821,113 shares of common stock outstanding at February 28, 2022.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity. Information on the Bank's websites referred to in this Form 10-K is not incorporated in, or a part of, this Form 10-K. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

Nonmember Borrowers. In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. As of December 31, 2021, the Bank maintains relationships with three approved state housing finance agencies (HFAs). Each is currently eligible to borrow from the Bank and one of the housing associates had an advance balance of $8.2 million as of December 31, 2021.

Regulatory Oversight, Audits and Examinations

Supervision and Regulation. The Bank's business is subject to regulation and supervision. The laws and regulations to which it is subject cover key aspects of the Bank's business and directly and indirectly affect its earnings, product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this Form 10-K, such laws and regulations can affect key drivers of the Bank's results of operations, including, for example, the Bank's capital and liquidity, product and service offerings, risk management, and costs of compliance.

The Bank and OF are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source for liquidity and funding for the housing finance market throughout the economic cycle. The Finance Agency establishes regulations, issues advisory bulletins (ABs), and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress and other reports on operations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

    Examination. At a minimum, the Finance Agency conducts annual examinations of the operations of the Bank. In addition, the Comptroller General has authority under the Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget (OMB), and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of the Bank.

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

Advances

    Advance Products. The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral. Advance products serve members’ short and long-term liquidity needs. Available structures support interest rate risk management and general asset/liability management with fixed and floating-rate advance options. Fixed rate advances with a balance of $13.8 billion comprised over 98% of the total par value of advances outstanding at December 31, 2021.

The following table summarizes the advance products offered by the Bank as of December 31, 2021.

Product	Description	Maturity
Rollover	Advances are overnight, and unless paid earlier, will be renewed automatically every day subject to approval by the Bank; Interest rates are set daily. Interest can be paid on a weekly or monthly basis. This product is not a committed line of credit.	Overnight
Fixed	Advances available with amortizing and non-amortizing structures. For non-amortizing advances, principal and interest are paid at maturity for advances up to and including 89 days and interest is paid quarterly on advances with terms greater than 89 days. For amortizing advances, principal and interest are paid monthly, with the outstanding balance due at maturity.	1 day to 30 Years (for amortizing advances – 1 year to 30 years)
Floating	Advances that have interest rates that reset periodically to a specified interest rate index (e.g., SOFR). Principal is paid at maturity and interest is paid quarterly. Interest terms are set on the trade date of the advance.	3 months to 5 years
Returnable	Fixed-rate and floating-rate advances that may be repaid without a prepayment fee on certain predetermined dates at the member’s option. Principal is paid at maturity and interest is paid either monthly or quarterly depending on the type of advance.	2 months to 30 years (for SOFR-based Returnable advances – 4 months to 5 years)

    Letters of Credit. Standby letters of credit are issued by the Bank for a fee on behalf of its members and housing associates to support certain obligations to third-party beneficiaries and are backed by an irrevocable, independent obligation from the Bank. These are subject to the same collateralization and borrowing limits that apply to advances. Standby letters of credit can be valuable tools to support community lending activities, including arranging financing to support bond issuances for community and economic development as well as affordable housing projects. The letters of credit offer customizable terms available to meet unique and evolving needs. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member/housing associates’ demand deposit account (DDA). Any remaining amounts not covered by the DDA withdrawal shall constitute an advance to the member and shall be immediately due, bearing interest at the rate in effect for overnight advances on that day.

Collateral

The Bank protects against credit risk by fully collateralizing all member and nonmember housing associate advances and other credit products. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance.

Collateral Security Agreements. In order to borrow from the Bank or obtain other credit products all members must sign one of two Bank security agreements: the Advances, Collateral Pledge and Security Agreement or the Advances, Specific Collateral Pledge and Security Agreement. Members wishing to pledge eNotes as collateral must also sign the Bank’s eNotes Addendum (together hereinafter referred to as Master Agreement). The Bank perfects its security interest in the Collateral under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement and, in some cases, the execution of an effective control agreement by the applicable member. The Specific Collateral Pledge and Security Agreement covers only those assets or categories of assets identified; the Bank therefore relies on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. Additionally, for eNotes, the member must meet additional requirements (including registering the eNote on the MERS® eRegistry) before that collateral type is accepted. The Bank requires CDFIs, HFAs and insurance companies to sign a specific collateral pledge agreement. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for a description of blanket and specific agreements.

Collateral Status. The Master Agreement identifies three types of collateral status assigned based on the member’s business needs and on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other available information.

1) Undelivered Collateral Status. The Bank monitors eligible loan collateral using the Qualifying Collateral Report     (QCR), derived from regulatory financial reports which are submitted quarterly (or monthly) to the Bank by the member. For members that submit a QCR, lending value is determined based on a percentage of the unpaid principal balance of qualifying collateral (commonly referred to as the collateral weight). Qualifying collateral is determined by deducting ineligible loans from the gross call report amount for each asset category. In addition, members that do not submit a QCR are required to complete an Annual Collateral Certification Report (ACCR).

2) Undelivered Collateral Status: Detailed Listing or Specific Pledge. The Bank may require a member to provide a detailed listing of eligible collateral being pledged if the member is under a specific agreement, or if participating in the Bank’s market-value based pricing program, or as determined based on its credit condition. The member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by choosing to list collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from detailed listing collateral status because it provides more loan information to calculate a more precise valuation of the collateral.

With respect to certain specific collateral pledge agreement borrowers (typically CDFIs, HFAs, and insurance companies), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or an approved custodian.

3) Delivered Collateral Status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral in an amount sufficient to fully secure its total credit exposure (TCE) to the Bank. Typically, the Bank takes physical possession/control of collateral if the financial condition of the member is deteriorating. Delivery of collateral also may be required if there is action taken against the member by its regulator. Collateral delivery status is often required for members borrowing under specific pledge agreements as a practical means for maintaining specifically listed collateral.

Securities collateral must be delivered (i.e., held in a Bank restricted account or at an approved third-party custodian and subject to a control agreement in favor of the Bank). The Bank also requires delivery of collateral from de novo members at least until two consecutive quarters of profitability are achieved and for any other new member where a pre-existing blanket lien is in force with another creditor unless an effective subordination agreement is executed with such other creditor. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further details on collateral status and types.

All eligible collateral securing advances is discounted to protect the Bank from loss in the event of default, including under adverse conditions. These discounts, also referred to as “haircuts”, vary by collateral type and the value of the collateral. The Bank’s collateral discounted values are presented in the table at the end of this subsection. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

Borrowing Capacity. The Bank determines the type and amount of collateral each member has available to pledge as security for a member’s obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary regulators. The resulting total value of collateral available to be pledged to the Bank after applying the appropriate collateral weights is referred to as a member’s maximum borrowing capacity (MBC). A member’s credit product usage and current financial condition dictate the types of reporting that a member must submit to the Bank. All members who are not community financial institutions (CFIs) as defined below must file a QCR or loan listing at least quarterly.

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

See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members’ obligations to the Bank as of December 31, 2021.

As additional security for each member’s obligations to the Bank, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of deterioration in the financial condition of a member, the Bank will take possession or control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the member’s obligations to the Bank. A member with deteriorating creditworthiness is required to deliver collateral to the Bank or the Bank’s custodian to secure the member’s obligations with the Bank. Furthermore, the Bank requires specific approval of each of such member’s new or renewed advances.

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

Loans that do not have a paper-based promissory note with a “wet ink” signature are ineligible for collateral purposes, with the exception of eNotes (digitally executed loan documents that are saved in the Bank’s eVault). In 2021, the Bank began accepting eNotes as eligible collateral subject to certain Bank requirements and guidelines.

The Bank may also accept other real estate related collateral (ORERC) as eligible collateral if it has a readily ascertainable value and the Bank is able to perfect its security interest in such collateral. Types of eligible ORERC include commercial mortgage loans, multi-family residential mortgage loans, and second-mortgage installment loans. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral.

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

The Bank also accepts FHLBank cash deposits as eligible collateral. In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as Federal Deposit Insurance Corporation (FDIC)-insured institutions with no more than $1.2 billion (the limit during 2021) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. Advances to CFIs are also collateralized by sufficient levels of non-CFI collateral. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for the percentage of each type of collateral held by the Bank at December 31, 2021.

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

The various types of eligible collateral and related lending values as of December 31, 2021 are summarized below. The weightings are analyzed on at least a semi-annual basis and adjusted as necessary. At the discretion of the Bank, on a case-by-case basis, the collateral weighting on loan categories may be increased (up to a maximum of 85%) upon completion of specific market valuation of such collateral and authorization from the Bank’s Membership and Credit Committee.

Securities Collateral	Lending Values as a Percentage of Market Value
Deposits held by the Bank and pledged to, and under the sole control of, the Bank	100%
U.S. Treasury securities; U.S. Agency securities, including securities of FNMA, FHLMC, FFCB, NCUA, SBA, USDA and FDIC notes; FHLBank consolidated obligations; REFCorp Bonds (1)

less than 10 years	97%
10 years or greater	94%
MBS, including collateralized mortgage obligations (CMO) issued or guaranteed by GNMA, FHLMC, and FNMA (1)	95%
U.S. Treasury STRIPs
less than 10 years	97%
10 years or greater	90%
Non-agency residential MBS, including CMOs, representing a whole interest in such mortgages.	AAA 85%
AA 75%
A 70%
Commercial mortgage-backed securities (CMBS)	AAA 85%
AA 75%
A 70%
Securities issued by a state or local government or its agencies, or authorities or instrumentalities in the United States (municipals) with a real estate nexus.	AAA 92%
AA 90%
A 88%

Loan Collateral	Lending Values
	Percent of Unpaid Principal Balance		Percent of Market Value
	QCR Filer or Full Collateral Delivery ( Policy Reasons)	Full Collateral Delivery (Credit Reasons)	Market Valuation Program
Federal Housing Administration (FHA), Department of Veterans Affairs (VA) and Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (Note: Includes first lien HELOCs for listing members only)	80%	70%	85%
Nontraditional mortgage loans and loans with unknown FICO (2) scores	70%	60%	80%
Conventional and FHA whole, fully-disbursed mortgage loans secured by multifamily properties	75%	65%	85%
Farmland loans	70%	60%	n/a
Commercial real estate loans (owner & non-owner occupied)	70%	60%	80%
Low FICO score loans with mitigating factors as defined by the Bank	60%	50%	75%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences. Both term loans and HELOCs	60%	50%
CFI Collateral	60%	50%	n/a
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

During 2021, the Bank implemented certain changes to its collateral policies and practices. See the Credit and Counterparty Risk - TCE and Collateral discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for details regarding these changes.

Investments

Overview. The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. The Bank invests in short term instruments for operating liquidity, which may consist of interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. The Bank also maintains a contingency liquidity investment portfolio which may consist of certificate of deposits and unencumbered repurchase-eligible assets within its available-for-sale (AFS) and held-to-maturity (HTM) securities portfolio. These securities may also be pledged as collateral for derivative transactions.

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

The Bank currently offers four products under the MPF Program to Participating Financial Institutions (PFIs): MPF Original, MPF 35, MPF Government, and MPF Xtra. The MPF Xtra product is described below. Further details regarding the credit risk structure for each of the other MPF products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the Financial Condition section and the Credit and Counterparty Risk - Mortgage Loans discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K.

PFI. Members and eligible housing associates must specifically apply to become a PFI. The Bank reviews their eligibility including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. As of December 31, 2021, the Bank had 126 members as approved participants in the MPF Program.

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

Mortgage Loan Servicing. Under the MPF Program, PFIs may retain or sell servicing to third parties. The Bank does not service loans or own any servicing rights. The FHLBank of Chicago acts as the master servicer for the Bank and has contracted with Computershare Limited to fulfill the master servicing duties. The Bank pays the PFI or third-party servicer a servicing fee to perform these duties. The servicing fee is 25 basis points for conventional loans and 44 basis points for government loans.

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming, fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to offer the product. As of December 31, 2021, 32 PFIs were eligible to offer the product. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “MPF 35” are registered trademarks of the FHLBank of Chicago.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the issuance of debt securities, known as consolidated obligations, which are then sold by dealers to investors. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the 11 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated consolidated obligations Aaa with stable outlook/P-1, and S&P has rated them AA+ with stable outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2021 and 2020.

(in millions)	December 31, 2021	December 31, 2020
Consolidated obligation bonds	$23,135.4	$33,750.2
Consolidated obligation discount notes	10,494.9	9,512.3
Total Bank consolidated obligations	33,630.3	43,262.5
Total FHLBank System combined consolidated obligations	$652,861.7	$746,772.3

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

Capital Resources

Capital Plan. The Bank currently has two subclasses of capital stock: B1 membership and B2 activity. The Board establishes requirements for the amount of capital stock a member must hold for each subclass based on ranges provided in the Capital Plan, as described in the tables below. The Bank’s membership stock requirement is based on the annual Membership Asset Value (MAV) as calculated by the Bank based on its members’ prior December 31 call report data. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. Agency securities; U.S. Agency MBS; non-Agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category.

    Each member is required to purchase and maintain membership stock equal to the following:

Range of membership stock requirement according to the Capital Plan
	Minimum	Maximum	Current requirement
% of membership assets	0.05%	1.0%	0.1%
Membership stock cap	$5 million	$100 million	$45 million (1)
Membership stock floor			$10 thousand
Note:
(1) This requirement will reduce to $25 million during the next MAV update in April 2022.

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

Dividends and Retained Earnings. As prescribed in the Capital Plan, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay a cash dividend. The amount of dividends the Board determines to pay out is affected by, among other factors, the level of retained earnings recommended under the Bank’s retained earnings policy. In addition, as set forth in the Capital Plan, the dividends paid on subclass B2 activity stock will be equal to or higher than the dividends being paid on subclass B1 membership stock at that time. For further information on dividends, see Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

As of December 31, 2021, the balance in retained earnings was $1,398.4 million, of which $457.4 million was deemed restricted. Refer to the Capital Resources section and the Risk Governance discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

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

Competition

Advances. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of interest rates as well as types and weightings of collateral. Competition is often more significant when originating advances to larger members, which have greater access to the capital markets. Competition within the FHLBank System is very limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank's ability to compete successfully with other suppliers of wholesale funding for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered.

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

Major Customers

Ally Bank had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2021. See further discussion in Item 1A. Risk Factors and the Credit and Counterparty Risk - TCE and Collateral discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Human Capital Resources

The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile. The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2021, the Bank had 218 full-time and 3 part-time employees. As of December 31, 2021, the Bank’s workforce is approximately 43% female and 57% male; 77% non-minority and 23% racial or ethnic minority. The Bank’s workforce is leanly staffed, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. As part of the Bank’s culture of continuous improvement, development of talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2021, the average tenure of the Bank’s employees was 10.3 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards. The Bank seeks to attract, develop and retain talented employees to achieve its strategic business initiatives, enhance business performance and provide members a reasonable return on their investment in the Bank. The Bank effects this objective through a combination of development programs, benefits and employee wellness programs and recognizing and rewarding performance. Specifically, the Bank’s programs include:

•Cash compensation that includes competitive salary, performance-based incentive, and other subsidies;
•Benefits – health insurance, dental and vision, life and accidental, death, & dismemberment insurance, supplemental life insurance, 401(k) retirement savings plans with employer match and profit sharing opportunities, pension benefits and short and long term disability;
•Wellness program – employee assistance program, health coaching and interactive education sessions;
•Time away from work –including time off for vacation, illness, personal, holiday and volunteer opportunities;
•Culture – employee meetings and communications, employee resource groups and various cultural and inclusion initiatives, including an employee run activities group;
•Work/Life balance – 100% paid salary continuation for short term disability, parental and military leave, bereavement, jury duty and court appearances, flexible scheduling and remote working options;
•Development programs and training – individual development plans, leadership assessment and development, employee engagement, educational assistance programs, internal educational and development opportunities, fee reimbursement for external educational and development programs, mentoring and coaching; and
•Management succession planning – the Bank’s board and leadership actively engage in management succession planning, with defined plans for more than 25 roles and development plans for potential successors.

The Bank’s Performance Management framework includes a cascading annual goal setting process, as well as quarterly performance discussions leading to annual reviews. Overall annual ratings are calibrated and merit and incentive payments are differentiated for the Bank’s highest performers.

The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank has implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which comply with government regulations. This includes having nearly all of the Bank’s employees work remotely, while implementing additional safety measures for employees who elect to work on-site. The Bank has plans for implementation of a “hybrid” working environment to be launched in 2022.

Diversity, Equity and Inclusion Program. Diversity, equity and inclusion are strategic business priorities for the Bank. The Bank’s Chief Diversity and Inclusion Officer, who was employed by the Bank during 2021 and the beginning of 2022 before leaving the Bank, was a member of the executive team, reported to the President and Chief Executive Officer and served as a liaison to the Board of Directors on diversity, equity and inclusion matters. The Bank plans to refill the position; however, the Chief Human Resources Officer currently holds this office in a dual capacity on an interim basis. For 2022, the Board has established a Diversity, Equity and Inclusion committee of the full Board to support effective oversight. The Bank recognizes that diversity increases capacity for innovation and creativity and that inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts.

The Bank operationalizes its commitment through the development and execution of a three-year diversity, equity and inclusion strategic plan that includes quantifiable metrics to measure its success and reports regularly on its performance to management and the Board of Directors. The Bank’s diversity, equity and inclusion strategic plan incorporates goals and action plans relating to the following four areas:

•Workforce – Finding, growing and retaining the right talent to bring a diverse mix of backgrounds, skills and perspectives to the Bank’s employee team at all levels;
•Workplace – Raising awareness and encouraging dialogue through opportunities that foster learning and connection and support a culture of inclusion and belonging;
•Marketplace – Building strong, long-term relationships with a network of suppliers, businesses and community partners that include diverse-owned entities and others who support, value and advance diversity, equity and inclusion;
•Sustainability – Promoting organizational evolution of diversity, equity and inclusion to drive lasting change, improved decision-making and impact through performance metrics and accountability.

The Bank offers a range of opportunities for its employees to connect, and grow personally and professionally through its diversity and inclusion leadership committee, inclusion and supplier diversity advisory councils and employee resource groups. The Bank supports four employee resource groups that are open to all and allow opportunities for broad engagement and leadership, including groups focused on women, multi-ethic and Black employees and a group focused on raising broad awareness through reading. In addition, related to increased awareness of racial justice, the Bank continued its focus on identifying opportunities to advance racial equity through the Bank’s internal and external work with input from a cross-functional task force.

As reflected above, the Bank considers learning an important component of its diversity, equity and inclusion strategy and regularly offers educational opportunities to its employees and evaluates inclusive behaviors as part of the Bank’s annual performance management and succession planning process. The Bank also incorporates diversity, equity and inclusion as a key component of its incentive plan framework to ensure organizational focus and accountability.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes and certain employer payroll taxes.

AHP

The FHLBanks must set aside for AHP annually, on a combined basis, the greater of $100 million or 10% of current year’s net income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP). If the Bank experienced a full year net loss, as defined in Note 10 - Affordable Housing Program (AHP) to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to AHP for the year except in the following circumstance: if the result of the combined 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

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

The Bank also makes the Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with or furnished to the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer, Chief Operating Officer (principal financial officer), and the Chief Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank’s 2021 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the corporate governance section of the “About Us” dropdown on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge by written request to the Bank’s Legal Department.

Item 1A: Risk Factors

There are many factors - including those beyond the Bank's control - that could cause financial results to differ significantly from the Bank's expectations. The following discussion summarizes the material factors that should be considered carefully in evaluating the Bank's business. This discussion is not exhaustive, and there may be other factors not described or factors, such as business, credit, market/liquidity and operational risks, which are described elsewhere in this report (see the Risk Management discussion in Item 7. Management's Discussion and Analysis in this Form 10-K), which could cause results to differ materially from the Bank's expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank's business operations, future results of operations, financial condition or cash flows.

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

The COVID-19 pandemic has disrupted the global economy resulting in lower interest rates and changes in job markets, as well as temporary and permanent closures of many businesses. The pandemic has also impacted the overall credit quality of the Bank's members, counterparties and MPF portfolio; however, the duration and magnitude of credit quality deterioration caused by the pandemic is uncertain. Loan forbearance granted by the Bank’s members to their borrowers has provided temporary payment relief and helped lessen disruptions caused by the pandemic.

Demand for the Bank’s consolidated obligations and advance products was impacted by new government programs that provided alternative financing to individuals and small businesses during the pandemic. This additional inflow of cash to the balance sheets of the Bank’s members resulted in a decline in the demand for the Bank’s advance products and impacted the Bank’s financial results, including interest income. More legislative, regulatory and other actions taken in response to the pandemic could further reduce demand for the Bank’s products and services. While there continues to be uncertainty in the financial markets along with ongoing volatility, the Bank’s access to liquidity and the cost of funds were not adversely impacted. However, the economic impact as a result of the pandemic is not fully realized. There may be new volatility events that may adversely impact the Bank's access to liquidity and associated cost of funds as markets transition to recovery.

While the Bank has been able to manage market and related risks, they could be impacted by market volatility, which may affect the Bank’s business decisions or those of its members. Similarly, because of changing economic and market conditions affecting the Bank’s investments, the Bank may be required to recognize further impairments on securities held, which may result in additional provision for credit losses on private label MBS or reduced comprehensive income depending on the classification of the investment. Additionally, the Bank continues to monitor the Bank's members, counterparties and MPF portfolio, as further and material credit deterioration or fraud could occur.

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

While the Bank has not materially experienced an impact from the use of third-party vendors during the pandemic to date, a disruption, delay or failure of a critical third-party vendor’s services as a result of the pandemic could also impact the Bank’s operating results, and the Bank’s ability to provide services to the membership.

The extent to which the pandemic impacts the Bank’s business, results of operations, and financial condition, including expectations regarding the payment and levels of dividends, will depend on future developments, which are highly uncertain. The recessionary conditions of the pandemic or certain dynamics of future economic recovery, such as rising interest rates or inflationary pressures, could also have a material adverse effect on the Bank’s business, results of operations and financial condition.

Changes in the legislative and regulatory environment could negatively affect the Bank’s business, operations and financial condition and members’ investment in the Bank.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their liquidity mission continue to be impacted by evolving regulations. The Housing and Economic Recovery Act, or HERA, was intended to, among other things, expand the Finance Agency's authority and address GSE reform issues. Over the last few years, there have been several legislative efforts and policy proposals regarding reform of the Housing Enterprises, Fannie Mae and Freddie Mac, and the federal government’s ongoing role in the mortgage market. Congress continues to consider GSE reform legislation, which could have a material effect on the Bank including debt issuance, financial condition and results of operations. In addition, future legislative changes to the Act or HERA may affect the Bank's business, risk profile, results of operations and financial condition. In the past, there have been legislative efforts and discussions regarding eligibility of certain entities, including non-banks, to become members of the FHLBank System. Changes to membership eligibility criteria could materially impact the Bank’s risk profile and results of financial condition.

The FHLBanks are also governed by regulations as adopted by the Finance Agency pursuant to their authority under federal laws. The Finance Agency's extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, redistrict or adjust equities among the FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority with respect to any FHLBank or the potential impact of such action on members' investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. Changes in Finance Agency leadership may also impact the nature and extent of any new or revised regulations on the Bank.

The Bank cannot predict new guidance or the effect of any new regulations on the Bank's operations. Regulatory requirements on the Bank’s members may affect their capacity and demand for Bank products, and as a result, impact the Bank’s operations and financial condition. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital composition, an increase in the Banks' cost of funding, ability to accept certain types of collateral, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect the Bank’s business, financial condition, and results of operations and increase operational risk.

In 2017, the FCA announced its intention to cease sustaining LIBOR. The Federal Reserve convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC identified the Secured Overnight Financing Rate (SOFR) as such an alternative rate, and the FRB of

New York began publishing SOFR rates in 2018. One-week and two-month LIBOR tenors ceased to be published after December 31, 2021; the remaining LIBOR settings will cease as of June 30, 2023.

The Bank is not able to predict with certainty that LIBOR will cease to be available after June 2023. While the Bank is planning for LIBOR to cease to exist, the market’s transition from LIBOR to alternative rates (e.g., SOFR) is expected to be complicated. Risks relating to the market demand for the Bank’s products, changes in legacy contractual terms on the Bank’s financial assets, liabilities and derivatives, and critical vendors being able to adjust systems to properly process and account for alternative rates may arise. Additionally, there is no guarantee that SOFR will become widely accepted in a timely manner. The introduction of alternative rates (e.g., Ameribor and Bloomberg Short-Term Bank Yield Index, or BSBY) may create basis risk and increased volatility for market participants including the Bank, as alternative indices are utilized along with SOFR. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges. For further details regarding LIBOR/SOFR transition, refer to the Operational and Business Risks section in Item 7: Management’s Discussion and Analysis in this Form 10-K.

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

Cyber threats include computer viruses, malicious or destructive code, phishing attacks, brute force attacks, ransomware attacks, denial of service or information or other security breaches. They could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Bank, its employees, its members or other third parties, or otherwise materially disrupt the Bank’s or its members’ or other third parties’ network access, business operations or ability to provide services. The Bank, like many financial institutions and businesses, faces cyber-attack attempts routinely, for example, from phishing campaigns and denial of service attempts and the risk of cyber-attacks may be heightened as a result of geopolitical conflicts. Although the Bank has both information and physical security measures in place and devotes significant resources to secure the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches, particularly given that such attacks continue to evolve in scale and maliciousness. Additionally, cyber vulnerabilities and/or attacks could go undetected for a period of time. During such time, the Bank may not necessarily know the extent of the harm and certain actions could be compounded before they are discovered and remediated, any or all of which could further increase the consequences of a cyber-attack.

As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities. Previously, the Bank had experienced a limited number of successful desktop (e.g., malware) security incidents. However, these incidents were limited and did not involve any breaches of data such as those that trigger notice requirements under applicable law. Each of these incidents was responded to appropriately which prevented material impact on the Bank’s operations. The Bank’s technology control environment, along with security policies and standards, incident response procedures, security controls testing and dedicated information security resources, have protected the Bank against material cyber-security attacks. In addition, the Bank completes periodic independent assessments that leverage industry recognized frameworks in order to continually improve the Bank’s control environment against cyber-security attacks. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets (including loss of funds), or sensitive information (including confidential information of the Bank, members, counterparties or mortgage loan borrowers), corrupt data or cause operational disruption. This may cause financial loss or a violation of privacy or other laws. The Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, litigation, penalties and reputational damage.

In addition, the Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. Continued regulatory focus on technology operations including cyber-security and cloud computing could influence the Bank’s operations. The Bank's products and services require a complex and sophisticated computing environment, which includes licensed, purchased, and custom-developed software and software-as-a-service (SaaS) solutions. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing expenditures, as well as the ability to sustain ongoing operations during technology solution implementations or upgrades. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised. To advance its disaster recovery capabilities and continuous operations, the Bank continually reviews and improves its recovery facilities and processes through its business continuity plan, including testing the plan annually. Nonetheless, the Bank cannot guarantee the effectiveness of its business continuity plan or other related policies, procedures and systems to protect the Bank in any particular future situation.

The loss of significant Bank members or borrowers may have a negative impact on the Bank's advances, letters of credit and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all of which may affect the Bank's results of operations and financial condition.

One or more significant Bank members could decrease their business activities with the Bank, move their business to another FHLBank district, merge into a nonmember, withdraw their membership, or fail which could lead to a significant decrease in the Bank's total assets. At December 31, 2021, the Bank's five largest customers accounted for 71% of its total credit exposure (TCE) and owned 49% of its outstanding capital stock. Of these, one member had an outstanding advance balance in excess of 10% of the total advance portfolio. Further, one member had outstanding letters of credit in excess of 10% of total letters of credit. If any of the Bank’s five largest customers paid off their outstanding advances, reduced their letter of credit activity with the Bank or, if applicable, withdrew from membership, the Bank could experience a material adverse effect on its outstanding advance levels and TCE, which would impact the Bank's financial condition and results of operations. As of December 31, 2021, one former member had $0.5 billion of advances outstanding, scheduled to mature in 2025.

The Bank faces competition for advances, letters of credit, mortgage loan purchases and access to funding, which could negatively impact earnings.

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

The Bank’s letters of credit can be used to support certain obligations of its members. Alternatively, members may choose to use certain investment securities as support for these obligations. As market interest rates for investment securities become more attractive and members increase their holdings of such securities, the Bank may experience a decline in member demand for letters of credit.

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services. The Bank's strongest competitors are large mortgage aggregators, non-depository mortgage entities, and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Competition among FHLBanks for MPF business may also be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and, consequently, lower net income.

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

Global financial market disruptions or geopolitical conditions could result in uncertainty and unpredictability for the Bank in managing its business.

The Bank's business, earnings and risk profile are affected by international, domestic and district-specific business, economic and geopolitical conditions and disruptions, including for example, U.S. government shutdowns, any increasing U.S. debt burden and tariffs. These economic conditions, which may also affect counterparty and members' business, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates. Geopolitical instability or conflicts, such as recent hostilities between Russia and Ukraine, may result in trade disruptions, sanctions or other market volatility which could adversely affect the Bank or its members. These are examples of potential market disruptions that could increase the Bank’s credit, market, liquidity and operational risk beyond what is currently reported and measured.

Environmental, social and governance (ESG) matters, including climate change, and especially those affecting the Bank or the Bank's district, members or counterparties, could adversely affect the Bank's business, results of operations, financial condition or reputation.

Policy or regulatory changes relating to ESG matters, as well as market and stakeholder expectations, are evolving and may result in additional responsibilities or costs for the Bank, such as compliance requirements, operational or technological changes and increased disclosures. Climate change may cause or intensify natural disasters, which could disrupt the business or damage the facilities of the Bank or its members, increase lending losses at its members, damage or destroy collateral that members have pledged to secure advances or mortgages that the Bank holds for its portfolio, and which could cause the Bank to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default.

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

There are several unique risks (e.g., individual state insolvency legislation terms) the Bank may be exposed to regarding members in the insurance industry. To the extent the Bank determines that the risk it faces regarding an insurance company or insurance company members in a specific state requires additional mitigation, the Bank takes steps to mitigate this risk. These steps may include limits on eligible collateral and establishing over-collateralization levels to address risk of collateral volatility.

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

MBS are backed by residential mortgage loans, the properties of which are geographically diverse. The MBS portfolio is also subject to interest rate, prepayment, operational, servicer and originator risks, all of which can have a negative impact on the underlying collateral of the MBS investments. The rate and timing of unscheduled payments and collections of principal on mortgage loans serving as collateral for these securities are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit, loan modifications and other economic, demographic, geographic, tax and legal factors.

The MPF Program has different risks than those related to the Bank's traditional advance business, which could adversely impact the Bank's profitability.

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. During 2021, 46.1% of the mortgage loans purchased by the Bank were from one member. This member also represented 35.8% of the total outstanding portfolio on December 31, 2021. The loss of this member could adversely affect the Bank’s future results of operations. In addition to an annual production limit from any single member, the Bank also has portfolio-level limits by certain loan and price attributes to lessen concentration risks.

In contrast to the Bank's traditional member advance business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk, operational complexity and potential for fraud. General changes in market conditions could have a negative effect on the mortgage loan market resulting in a negative impact on the profitability of the MPF Program. These would include but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates.

The Bank offers delinquent loan accommodations for its MPF Program loans. To date, the Bank has not experienced any significant impact on its portfolio levels from the Bank's MPF delinquent loan accommodations or other foreclosure prevention programs. However, program execution and related changes, as well as any new programs in the market, may change that experience.

The rate and timing of unscheduled payments and collections of principal on mortgage loans are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, the availability of lender credit, and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may experience a mismatch with a related consolidated obligation issuance, which could have an adverse impact on net interest income. Also, increased prepayment levels will cause premium amortization to increase, reducing net interest income, and increase the potential for debt overhang. In certain MPF Program products, increased prepayments may also reduce credit enhancements available to absorb credit losses. To the extent one or more of the geographic areas in which the Bank's MPF loan portfolio is concentrated experiences considerable declines in the local housing market, declining economic conditions or a natural disaster, the Bank could experience an increase in the required allowance for credit losses on this portfolio.

The MPF Program is subject to risk that a borrower becomes delinquent or defaults on the Bank’s MPF loans. In addition, changes in real estate values could impact borrower repayment behavior. If delinquency and default rates on MPF loans increase, or there are additional declines in residential real estate values, the Bank will likely experience additional credit losses on its MPF loan portfolio. To mitigate this risk, the MPF Program has established a credit risk sharing structure with its members, referred to as MPF credit enhancements, which may reduce the impact of borrower defaults.

If FHLBank of Chicago changes or ceases to operate the MPF Program, this could have a negative impact on the Bank's mortgage purchase business, and, consequently, a related decrease in the Bank's financial condition and results of operations. Additionally, if FHLBank of Chicago or any of its third-party vendors experience operational difficulties, such difficulties could have a negative impact on the Bank's financial condition and results of operations.

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

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while considering market conditions, member credit demand for short-and long-term advances, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance.

The ability to obtain funds through the sale of consolidated obligations depends in part on conditions in the capital markets, particularly the short-term capital markets. Accordingly, the Bank may not be able to obtain funding on acceptable terms (interest rate risk), if at all (refunding risk). If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations. Geopolitical instability or conflicts, such as recent hostilities between Russia and Ukraine, may result in trade disruptions, sanctions, or other market volatility which could adversely affect funding costs or market access. The Bank’s exposure to interest rate risk and refunding risk may be impacted by the asset/liability maturity profile of the Bank. See the Liquidity and Funding discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional information.

The U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate and conditions of consolidated obligations issued by the FHLBanks. In addition, the Finance Agency could require the Bank to hold additional liquidity, which could adversely impact the type, amount and profitability of various advance products.

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks. Additionally, the Bank may receive from or provide financial assistance to the other FHLBanks. Changes in the Bank's, other FHLBanks' or other GSEs' credit ratings, as well as the rating of the U.S. Government, may adversely affect the Bank's ability to issue consolidated obligations and enter derivative transactions on acceptable terms.

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations.

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

Additional ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue consolidated obligations and enter derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. In some states, acceptance of the Bank's letters of credit as collateral for public funds deposits requires an AAA rating from at least one rating agency. If all the NRSROs downgrade their ratings, the Bank's letters of credit business in those states may be affected, and the amount of the Bank's letters of credit may be reduced, both of which could negatively affect financial condition and results of operations. The Bank's costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AA+.

The Bank may be unable to optimally manage its market risk due to unexpected sizable adverse market movements that threaten the Bank's interest rate risk/market risk profile faster than Bank strategies can offset. In addition, the Bank’s mortgage-related portfolio introduces specific interest rate and prepayment risk, which may impact the value of and income associated with those investments. Not prudently managing these risks may adversely affect the Bank's results of operations.

The Bank is subject to various market risks, including interest rate risk and prepayment risk. The Bank realizes income primarily from the spread between interest earned on advances, MPF loans and investment securities and interest paid on debt and other liabilities. The Bank's financial performance is affected by fiscal and monetary policies of the Federal government and its agencies, particularly the policies of the Federal Reserve. The Federal Reserve's policies, which are difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank will experience instances when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets. The Bank’s profitability and the market value of its equity are significantly affected by its ability to manage interest rate risk.

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce interest rate risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Bank's income. However, market volatility affecting the valuation of instruments in hedging relationships can also cause income volatility to the degree that the change in the value of the derivative does not perfectly offset the change in the value of the hedged item. Should the use of derivatives be limited, with that activity being replaced with a higher volume of long-term debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

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

The Bank may fail to have enough permanent capital to meet its risk-based capital (RBC) requirements. These requirements include components for credit, market and operational risks. Each of the Bank's investments carries a credit RBC requirement that is based on the rating of the investment. As a result, ratings downgrades or credit deterioration of individual investments would cause an increase in the total credit RBC requirement. The Bank is also required to maintain certain regulatory capital and leverage ratios, which it has done. Any violation of these requirements will result in prohibitions on stock redemptions, repurchases and dividend payments.

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

Under Finance Agency regulation, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income. The payment of dividends is subject to certain statutory and regulatory restrictions (including that the Bank complies with all minimum capital requirements and has not been designated undercapitalized by the Finance Agency) and is highly dependent on the Bank's ability to continue to generate future net income and maintain adequate retained earnings and capital levels.

OPERATIONAL RISK

Failures of critical vendors and other third parties, including the Federal Reserve Banks, could disrupt the Bank’s ability to conduct business.

The Bank relies on third-party vendors and service providers for many of its core business processes and information systems needs. Any failure or interruption of these systems, or any disruption of service, including as a result of a security breach, cyber-attack, natural disaster, terrorist attack, widespread emergency or pandemic, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively. While the Bank maintains a crisis management plan which includes business continuity, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's reputation, customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

Additionally, any breach of sensitive Bank data stored at a third party could result in financial loss, damage to the Bank’s reputation, litigation, potential legal or regulatory actions and penalties, increased regulatory scrutiny and increased expense in terms of incident response costs and damages. While the Bank regularly assesses the adequacy of security controls for its significant third parties, there is no assurance that a breach will not occur. Additionally, the use of vendors, including cloud service providers and other third parties, could expose the Bank to the risk of a financial loss, loss of intellectual property or confidential information or other harm. Although the Bank has not experienced supply chain cyber-attacks to date, cyber vendor security monitoring controls continue to be a focus.

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

The inability to attract or retain key employees in a competitive job market or the lack of a diverse and inclusive Board of Directors, workforce, and Bank activities may have an adverse effect on the Bank's business and operations.

A skilled, diverse and inclusive Board of Directors and workforce are important to the continued successful operation of the Bank. The COVID-19 pandemic has resulted in increased competition for skilled personnel, inflationary cost increases and investments in workforce health and safety. Potential vaccine and testing mandates and expectations for returning to office, even in a hybrid environment, may also impact employee turnover. Failure to attract or retain a skilled Board of Directors and workforce may adversely affect the Bank's business operations. It may result in increased operating expenses (i.e., consultant expense to address new hires) and operational risks as responsibilities are transitioned between employees. The loss of a key employee or not having a diverse and inclusive Board of Directors and workforce may also result in incremental regulatory scrutiny of the quality of the Bank's overall corporate governance.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 86,616 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1325 G Street, Washington, D.C. 20005; (2) 1137 Branchton Road, Boyers, Pennsylvania 16020, (3) 609 Hamilton Street, Allentown, Pennsylvania 18101 and (4) 580 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, D.C. office space is shared with the FHLBanks of Atlanta and Des Moines. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

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

The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank in accordance with the Capital Plan. Par value of each share of capital stock is $100. As of December 31, 2021, the total mandatorily redeemable capital stock reflected the balance for five institutions, two of which were merged out of district and considered to be nonmembers. One institution relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

In February 2022, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2021. The amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The total number of shares of capital stock outstanding as of December 31, 2021 was 12,495,075 of which members held 12,275,351 shares and nonmembers held 219,724 shares. As of February 28, 2022, a total of 283 members and nonmembers held shares of the Bank’s stock.

See Note 11 - Capital to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the discontinuance of LIBOR and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions; risks related to MBS; changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity. Forward-looking statements in this Form 10-K should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-K is filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

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

The markets continued to improve in the fourth quarter of 2021, but were tempered by the spread of the COVID-19 omicron variant. In its November 2021 meeting, the Federal Reserve Board (Federal Reserve) maintained the Federal funds target range of 0% and 0.25% and signaled that it would start tapering within the month. In its December 2021 meeting, the Federal Reserve doubled the pace of asset purchase reductions which are expected to conclude in March 2022. Yields on U.S. Treasuries were generally higher during the fourth quarter of 2021 relative to the prevailing yields during the third quarter of 2021, with the exception of the very long end of the curve. Term debt spreads relative to U.S. Treasuries were slightly higher during the quarter due to uncertainty surrounding inflation. Beginning in February 2022, markets began experiencing increased volatility due to the recent hostilities between Russia and Ukraine.

Results of Operations. The Bank’s net income for 2021 totaled $86.0 million, compared to $210.4 million for 2020. The $124.4 million decrease in net income was driven primarily by lower net interest income partially offset by higher other noninterest income. Interest income was $414.1 million for 2021, compared with $1.1 billion for 2020. The decrease was the result of lower average interest-earning assets, as well as lower yields, which were driven by short-term interest rates. Interest income also included net prepayment fees on advances of $16.5 million in 2021, compared to $39.9 million for 2020. Interest expense was $233.5 million for 2021 compared to $729.0 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations, as well as lower rates paid, which was driven by lower short-term interest rates. Other noninterest income was $12.4 million for 2021, compared with a loss of $19.2 million for 2020. This $31.6 million increase was due primarily to higher net gains on derivatives and hedging activities, offset by higher net losses on investment securities in 2021. The valuation changes of the financial instruments in these portfolios are primarily driven by changes in related interest rates. The net interest margin was 46 basis points and 47 basis points for 2021 and 2020, respectively.

Financial Condition. Advances. Advances totaled $14.1 billion at December 31, 2021, a decrease of $10.9 billion compared to $25.0 billion at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at members and decreased advance levels for the Bank. While the advance portfolio decreased compared to December 31, 2020, the par value of advances that had a remaining maturity of more than one year was relatively unchanged at 39% at December 31, 2021 compared to 40% at December 31, 2020.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank's membership; (3) members’ regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

    Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS. At December 31, 2021, the Bank held $9.7 billion of liquid assets compared to $6.1 billion at December 31, 2020. The increase in the Bank's liquidity portfolio helps to optimize financial holdings while maintaining compliance with regulatory standards.

    Investments. To enhance earnings, the Bank maintains investments classified as AFS and HTM as well as certain trading securities. The Bank held $8.8 billion in its investment portfolio at December 31, 2021, compared with $11.5 billion at December 31, 2020, a decrease of $2.7 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During 2021, the Bank’s MBS purchases have been restricted by Finance Agency regulations which limit the size of the MBS portfolio based on regulatory capital. In addition, narrow mortgage spreads, driven by the Federal Reserve's quantitative easing, have limited purchase opportunities.

Consolidated Obligations. The Bank's consolidated obligations totaled $33.6 billion at December 31, 2021, a decrease of $9.8 billion from December 31, 2020. At December 31, 2021, bonds represented 69% of the Bank's consolidated obligations, compared with 78% at December 31, 2020. Discount notes represented 31% of the Bank's consolidated obligations at December 31, 2021 compared with 22% at year-end 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances, investments and total asset balances.

Capital Position and Regulatory Requirements. Total capital at December 31, 2021 was $2.7 billion, compared to $3.0 billion at December 31, 2020. The decrease was primarily due to lower capital stock as a result of lower advances. Total retained earnings at December 31, 2021 were $1.4 billion, relatively unchanged from year-end 2020. AOCI was $110.2 million at December 31, 2021, a decrease of $27.1 million from December 31, 2020.

In February and April 2021, the Bank paid quarterly dividends of 5.75% annualized on activity stock and 2.50% annualized on membership stock. In July and October 2021, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2020 (February dividend), the first quarter of 2021 (April dividend), the second quarter of 2021 (July dividend) and the third quarter of 2021 (October dividend).

In February 2022, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. The dividends were based on average member capital stock held for the fourth quarter of 2021. However, the amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The dividend rates are reflective of, and in line with, the Bank’s performance, particularly given low interest rates, lower member advance levels and lower net income. The dividend rates also demonstrate that the Bank continues to return value to its members. The Bank anticipates maintaining similar dividend levels with respect to its dividend payment in April 2022. As always, the payment and level of any dividends are subject to changing market and business conditions, which can be unpredictable, on the Bank's financial performance and future dividends. The impact on the Bank's results of operations and financial condition might result in lower dividend levels in future periods.

The Bank met all of its capital requirements as of December 31, 2021, and in the Finance Agency’s most recent determination, as of September 30, 2021, the Bank was deemed "adequately capitalized."

2022 Outlook

    The Bank expects that members will continue to use advances to meet liquidity needs during 2022. However, the Bank anticipates that advance demand will remain low throughout 2022 as members have enhanced liquidity primarily as a result of the U.S. Treasury and Federal Reserve actions to stimulate the economy as a result of the COVID-19 pandemic. The borrowing activities of larger members have been the predominant driver of change in the Bank’s advance balances. The Bank is a cooperative and is designed to meet the liquidity and other needs of its members, whether those needs increase or decrease.

The Bank expects the mortgage loans held for portfolio purchased through the MPF Program to remain relatively stable during 2022 as members are expected to continue to deliver mortgage loans consistent with the level of mortgage pay-offs in the MPF Program. In addition, the Bank expects members usage of letters of credit to remain stable as well.

The Bank expects interest rates to increase during 2022, but overall the lower interest rate environment created by the Federal Reserve’s response to the COVID-19 pandemic will continue. Additionally, the lower level of advance balances with corresponding capital decline will restrict the Bank’s ability to purchase MBS assets given the Finance Agency’s 300% of capital limitation regulation.

The combination of lower advance levels and projected lower interest rates will continue to impact the Bank’s overall financial performance. In addition, to offset declining AHP assessments, the Bank will initiate a $10.2 million additional housing grant initiative during 2022. These will contribute to lower net income. However, the Bank expects its dividends will continue to be reflective of the Bank’s performance and interest rate environment.

Access to debt markets has been reliable. The Bank expects its access to remain reliable as the Bank and the financial markets continue to prepare for the cessation of LIBOR and transition to an alternative rate.

Continuation of the COVID-19 pandemic could result in greater market liquidity resulting from additional government stimulus. In contrast, the dynamics of an economic recovery from the COVID-19 pandemic could result in greater market volatility, such as rising interest rates. Additionally, future opportunities and challenges may arise with potential changes in the Bank's operating landscape including various legislative actions and changes in the Bank’s regulatory compliance requirements. However, the Bank has been, and will continue to be, mission driven. Advances are central to the Bank’s mission and, along with other key activities, are crucial to the Bank continuing to meet the needs of its membership and communities.

Earnings Performance

    The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank’s net income for 2021 totaled $86.0 million, compared to $210.4 million for 2020. The $124.4 million decrease in net income was driven primarily by the following:

•Net interest income was $180.6 million for 2021, a decline of $184.1 million from $364.7 million in 2020.
◦Interest income was $414.1 million for 2021, compared with $1.1 billion for 2020. This decrease was the result of lower average interest-earning assets, as well as lower yields, which were driven by short-term interest rates.
◦Interest income also included net prepayment fees on advances of $16.5 million for 2021, compared with $39.9 million for 2020.
◦Interest expense was $233.5 million for 2021, compared with $729.0 million in the same prior-year period. This decrease was the result of lower average consolidated obligations, as well as lower rates paid, which was driven by lower short-term interest rates.

•Other noninterest income was $12.4 million for 2021, compared to a loss of $19.2 million for 2020. This $31.6 million increase was due primarily to higher net gains on derivatives and hedging activities, offset by higher net losses on investment securities in 2021. The valuation changes of the financial instruments in these portfolios are primarily driven by changes in related interest rates.
.
•Other expense was $99.2 million for 2021 compared to $105.5 million for 2020. This $6.3 million decrease was primarily driven by lower compensation and benefits and Office of Finance and regulatory assessments.

The Bank’s return on average equity for 2021 was 3.10% compared to 5.53% for 2020.

2020 vs 2019. For discussion of this year-to-year comparison, refer to the Summary of Financial Results disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2020 Form 10-K.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2021 and 2020. For discussion related to 2020 compared to 2019, refer to the Net Interest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2020 Form 10-K.

Average Balances and Interest Yields/Rates Paid

	2021			2020
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold (1)	$3,470.8	$2.7	0.08	$6,441.9	$28.3	0.44
Securities purchased under agreements to resell (1)	755.1	0.6	0.08	1,442.7	8.2	0.57
Interest-bearing deposits(2)	774.6	1.0	0.13	1,507.0	6.5	0.43
Investment securities(3)	13,427.8	143.5	1.07	15,275.9	270.0	1.77
Advances(4)	16,178.4	139.9	0.86	47,874.2	625.5	1.31
Mortgage loans held for portfolio(5)	4,798.1	126.4	2.63	5,151.5	155.2	3.01
Total interest-earning assets	39,404.8	414.1	1.05	77,693.2	1,093.7	1.41
Other assets(6)	1,016.3			1,093.1
Total assets	$40,421.1			$78,786.3
Liabilities and capital:
Deposits (2)	$983.4	$0.3	0.03	$838.9	$1.8	0.22
Consolidated obligation discount notes	11,803.6	6.7	0.06	24,575.2	179.6	0.73
Consolidated obligation bonds(7)	24,118.3	222.8	0.92	48,614.6	531.0	1.09
Other borrowings	67.0	3.7	5.57	264.1	16.6	6.29
Total interest-bearing liabilities	36,972.3	233.5	0.63	74,292.8	729.0	0.98
Other liabilities	669.5			690.5
Total capital	2,779.3			3,803.0
Total liabilities and capital	$40,421.1			$78,786.3
Net interest spread			0.42			0.43
Impact of noninterest-bearing funds			0.04			0.04
Net interest income/net interest margin		$180.6	0.46		$364.7	0.47
Average interest-bearing assets to interest-bearing liabilities	106.6%			104.6%
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $146.2 million and $387.4 million in 2021 and 2020, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $0.5 million and $50.4 million in 2021 and 2020, respectively.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. As a result, although interest income and interest expense decreased, our net interest margin has remained relatively stable, decreasing by 1 basis point to 46 in 2021, compared to 47 in 2020. This small decrease was primarily due to the impact of lower prepayment fees. Higher yielding MBS and MPF securities now make up a larger percentage of the balance sheet with advance balances down in 2021.

Net interest income decreased $184.1 million in 2021 compared to 2020 due to a decline in interest income, partially offset by lower interest expense. Interest-earning assets decreased 38.3% primarily due to lower average advances. The yield earned on interest-earning assets decreased 36 basis points due to lower yields across all categories. Interest income on all interest-earning assets declined due to lower volumes and lower yields across all categories. The rate paid on interest-bearing liabilities decreased 35 basis points due to lower funding costs on consolidated obligation bonds and discount notes. The impact of noninterest-bearing funds was consistent with the prior year.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2021 and 2020.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2021 Compared to 2020
(in millions)	Volume	Rate	Total
Federal funds sold	$(9.2)	$(16.4)	$(25.6)
Securities purchased under agreements to resell	(2.7)	(4.9)	(7.6)
Interest-bearing deposits	(2.3)	(3.2)	(5.5)
Investment securities	(29.7)	(96.8)	(126.5)
Advances	(321.4)	(164.2)	(485.6)
Mortgage loans held for portfolio	(10.1)	(18.7)	(28.8)
Total interest-earning assets	$(375.4)	$(304.2)	$(679.6)

Interest-bearing deposits	$0.3	$(1.8)	$(1.5)
Consolidated obligation discount notes	(62.3)	(110.6)	(172.9)
Consolidated obligation bonds	(236.0)	(72.2)	(308.2)
Other borrowings	(11.2)	(1.7)	(12.9)
Total interest-bearing liabilities	$(309.2)	$(186.3)	$(495.5)
Total decrease in net interest income	$(66.2)	$(117.9)	$(184.1)

    Interest income and interest expense decreased in 2021 compared to 2020. Lower rates and lower volume drove the decreases in both interest income and interest expense. The rate decrease was primarily due to a decrease in market interest rates as a result of the Federal Reserve lowering the Federal funds target rate in response to the economic impacts of the COVID-19 pandemic . Lower volumes were primarily due to decreases in member advance activity as the federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank. In addition, Federal funds sold and securities purchased under agreements to resell and investment securities decreased due to a reduction in short-term liquidity balances and paydowns on Agency mortgage-backed securities.

    Interest expense on the average consolidated obligations portfolio decreased in 2021 compared to 2020. The decline was primarily due to lower rates paid on both discount notes and bonds given lower market interest rates in 2021. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Derivatives Effects on Interest Income” discussion below.

Derivative Effects on Interest Income. The following tables quantify the effects of the Bank’s derivative activities on net interest income for 2021 and 2020.

	2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(3.5)	$0.1	$(3.5)
Gains (losses) on designated fair value hedges	(0.1)	1.7	—	(0.1)	1.5
Net interest settlements included in net interest income	(141.0)	(46.7)	—	51.8	(135.9)
Total effect on net interest income	$(141.1)	$(45.1)	$(3.5)	$51.8	$(137.9)

	2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(3.2)	$0.1	$(3.2)
Gains (losses) on designated fair value hedges	(0.1)	(2.0)	—	0.6	(1.5)
Net interest settlements included in net interest income	(185.9)	(21.1)	—	66.8	(140.2)
Total effect on net interest income	$(186.0)	$(23.2)	$(3.2)	$67.5	$(144.9)

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

Provision (reversal) for Credit Losses. The provision (reversal) for credit losses was a reversal of $(2.1) million for 2021 compared to a provision of $4.4 million for 2020. The reversal reflected in 2021 was driven primarily by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices, and a decline in delinquent loan balances.

The Bank's provision for credit losses in 2020 was impacted by the economic conditions resulting from the COVID-19 pandemic and reflected higher expected credit losses primarily driven by lower forecasted housing prices. The Bank recorded a provision for credit losses on its MPF portfolio, private label MBS classified as AFS, and the Banking on Business (BOB) loan program.

Noninterest Income

(in millions)	2021	2020
Net gains (losses) on investment securities	$(21.4)	$47.3
Net gains (losses) on derivatives and hedging activities	5.9	(90.9)
Standby letters of credit fees	23.6	22.1
Other, net	4.3	2.3
Total noninterest income	$12.4	$(19.2)

    The Bank's higher total other noninterest income for 2021 compared to 2020 was due primarily due to higher net gains on derivatives and hedging activities, offset by higher net losses on investment securities in 2021. The valuation changes of the financial instruments in these portfolios are primarily driven by changes in related interest rates. The activity related to derivatives and hedging activities is discussed in more detail below.

    2020 vs 2019. For discussion of this year-to-year comparison, refer to the Other Noninterest Income disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2020 Form 10-K.

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

     The following tables detail the net effect of derivatives and hedging activities on noninterest income during 2021 and 2020.

	2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.1	$11.6	$(3.8)	$(2.0)	$—	$—	$5.9
Total net gains (losses) on derivatives and hedging activities	$0.1	$11.6	$(3.8)	$(2.0)	$—	$—	$5.9

	2020
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$(17.4)	$(90.8)	$(7.1)	$16.5	$7.7	$—	$(91.1)
Other (1)	—	—	—	—	—	0.2	0.2
Total net gains (losses) on derivatives and hedging activities	$(17.4)	$(90.8)	$(7.1)	$16.5	$7.7	$0.2	$(90.9)
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the “Net gains (losses) on derivatives and hedging activities” financial statement line item. For economic hedges, the Bank recorded net losses of $5.9 million in 2021 compared to net losses of $(91.1) million in 2020. The gains during 2021 were primarily on the Bank’s asset swaps due to increases in mid and long term interest rates throughout the year. The losses during 2020 were primarily on the Bank's asset swaps due to significant decreases in interest rates throughout the year. In response to changing market conditions, the total notional amount of economic hedges, which includes mortgage delivery commitments, decreased to $2.1 billion at December 31, 2021 from $3.1 billion at December 31, 2020.

    2020 vs 2019. For discussion of this year-to-year comparison, refer to the Derivatives and Hedging Activities disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2020 Form 10-K.

Other Expense

(in millions)	2021	2020
Compensation and benefits	$48.8	$52.2
Other	39.6	40.8
Finance Agency	6.1	7.3
Office of Finance	4.7	5.2
Total other expense	$99.2	$105.5

    The Bank's $6.3 million decrease in total other expense was primarily driven by lower compensation and benefits and Office of Finance and regulatory assessments.

    2020 vs 2019. For discussion of this year-to-year comparison, refer to the Other Expense disclosure included in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2020 Form 10-K.

Community Investment Products

The Bank helps members meet their Community Reinvestment Act (CRA) responsibilities. Through community investment products such as AHP and the Community Lending Program (CLP), members have access to subsidized and other low-cost funding. Members use the funds from these products to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods and help revitalize their communities.

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

AHP. AHP, mandated by the Act, is the largest and primary public policy product of the Bank. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The Bank is required to contribute approximately 10% of its income (GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the product pursuant to the AHP regulations. The Bank’s contribution was $10.0 million and $25.2 million for 2021 and 2020, respectively. The following table details the funding rounds the Bank conducted and the distribution of AHP funds during 2021 and 2020.

	2021	2020
Funding rounds	1	1
Eligible applications	124	151
Grants	$22.8 million	$28.8 million
Projects	35	52
Project development costs	$147.3 million	$270.8 million
Units of affordable housing	629	1,219

In addition, the First Front Door product (FFD) offers grants to first time homebuyers up to $5,000 to assist with the purchase of a home. FFD grants are available to households earning 80% or less of the area median income. The FFD grants disbursed were $8.2 million and $6.9 million during 2021 and 2020, respectively.

Other Products. The CLP offers advances at the Bank’s cost of funds providing the full advantage of a low-cost funding source. CLP advances help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2021, the CLP advance balance totaled $625.0 million compared to $1,064.5 million at December 31, 2020, reflecting a decrease of $439.5 million, or 41.3%. The federal government liquidity programs, in response to COVID-19, continued to contribute to higher deposits at our members and decreased CLP advance levels for the Bank.

    The Bank’s BOB loan product to members is targeted to assist in the growth and development of small business, including both start-up and expansion. The Bank makes funds available to members to extend credit to approved small business borrowers, enabling small businesses to qualify for credit that would otherwise not be available. For both 2021 and 2020, the Bank made $6.0 million available for each year to assist small businesses through the BOB loan product.

    The Bank’s Home4Good is a homeless initiative designed to support activities or actions that lead to stable housing for individuals and families who are homeless or who are at risk of becoming homeless. It is offered in partnership with state HFAs in Pennsylvania, West Virginia, and Delaware. The Bank contributed $3.9 million in 2021 and $4.8 million in 2020 to this initiative.

To offset declining AHP assessments, the Bank has approved a $10.2 million additional housing grant initiative that will be awarded during 2022. The details of the initiative have not yet been announced.

Financial Condition

The following should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

    Total assets were $37.7 billion at December 31, 2021, compared with $47.7 billion at December 31, 2020, a decrease of $10.0 billion. The decrease was primarily due to a decrease in advances, partially offset by an increase in the liquidity portfolio. Advances totaled $14.1 billion at December 31, 2021, a decrease of $10.9 billion, compared to $25.0 billion at December 31, 2020. The federal government liquidity programs, in response to COVID-19, continued to contribute to higher deposits at our members and decreased advance levels for the Bank. The Bank’s return on average assets for December 31, 2021was 0.21% and 0.27% for December 31, 2020.

The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 64.1% as of December 31, 2021 and 74.5% as of December 31, 2020. The decrease in the core mission asset ratio was primarily due to the decrease in average advances.

Advances. Advances (par) totaled $14.1 billion at December 31, 2021 compared to $24.7 billion at December 31, 2020. At December 31, 2021, the Bank had advances to 122 borrowing members, compared to 146 borrowing members at December 31, 2020. Advances outstanding to the Bank’s five largest borrowers increased to 64.0% of total advances as of December 31, 2021, compared to 61.4% at December 31, 2020.

The following table provides information on advances at par by redemption terms at December 31, 2021 and December 31, 2020.

	December 31,
(in millions)	2021	2020
Fixed-rate
Due in 1 year or less (1)	$8,299.5	$6,607.2
Due after 1 year through 3 years	3,928.8	7,182.3
Due after 3 years through 5 years	1,209.3	2,192.5
Due after 5 years through 15 years	78.8	94.5
Thereafter	74.7	74.7
Total par value	$13,591.1	$16,151.2

Fixed-rate, callable or prepayable (1)
Due after 1 year through 3 years	$—	$50.0
Total par value	$—	$50.0

Variable-rate
Due in 1 year or less (1)	$140.1	$6,664.6
Due after 1 year through 3 years	53.1	100.0
Due after 3 years through 5 years	—	3.1
Total par value	$193.2	$6,767.7

Variable-rate, callable or prepayable (2)
Due in 1 year or less	$10.0	$1,400.0
Due after 1 year through 3 years	40.0	10.0
Due after 3 years through 5 years	—	40.0
Total par value	$50.0	$1,450.0

Other (3)
Due in 1 year or less	$89.7	$89.0
Due after 1 year through 3 years	86.3	120.8
Due after 3 years through 5 years	44.0	55.2
Due after 5 years through 15 years	22.1	38.0
Thereafter	2.8	3.0
Total par value	$244.9	$306.0

Total par balance	$14,079.2	$24,724.9
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at December 31, 2021 or December 31, 2020.

    The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly) that had an outstanding advance balance during 2021 and 2020. Commercial Bank and Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and CFI (under $1.2 billion). Credit Union and Insurance members are classified separately.

	December 31,
Member Classification	2021	2020
Super-Regional	3	2
Regional	4	4
Mid-size	41	42
CFI	116	117
Credit Union	36	36
Insurance	24	17
Total borrowing members during the period	224	218
Total membership	281	281
Percentage of members borrowing during the period	79.7%	77.6%

    The following table provides information at par on advances by member classification at December 31, 2021 and December 31, 2020.

(in millions)	December 31, 2021	December 31, 2020
Member Classification
Super-Regional	$6,275.0	$9,350.0
Regional	1,280.0	3,366.0
Mid-size	2,397.2	3,938.7
CFI	1,888.6	2,510.9
Credit Union	875.4	1,002.2
Insurance	853.4	1,044.0
Non-member	509.6	3,513.1
Total par balance	$14,079.2	$24,724.9

As of December 31, 2021, advances decreased 43% compared with balances at December 31, 2020. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continue to contribute to higher deposits at our members and decreased advance levels for the Bank.

See the Credit and Counterparty Risk -TCE and Collateral discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2021.

Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at December 31, 2021 or December 31, 2020. For additional information on the allowance methodology, see Note 5 - Advances in this Form 10-K.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.7 billion and $4.9 billion at December 31, 2021 and December 31, 2020, respectively.

The following table provides information on Mortgage loans held for portfolio, by redemption term, at December 31, 2021.

(in millions)	December 31, 2021
Redemption Term
Due in 1 year or less	$146.8
Due after 1 year through 5 years	625.0
Due after 5 years through 15 years	1,679.9
Thereafter	2,139.0
Total unpaid principal balance	$4,590.7
Other adjustments, net (1)	88.9
Total mortgage loans held for portfolio	$4,679.6
Allowance of credit losses on mortgage loans	(3.4)
Mortgage loans held for portfolio, net	$4,676.2
Notes:
(1) Consists of premiums, discounts, and other adjustments.

The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status. In addition, the Bank records cash payments received as a reduction of principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by the recording of interest income. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to government guarantees or insurance. The Bank has a loan modification program under the MPF Program. The Bank considers loan modifications or Chapter 7 bankruptcies where the obligation is discharged under the MPF Program to be troubled debt restructurings (TDRs), since some form of concession has been made by the Bank.

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

    Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank’s mortgage loans was immaterial for both 2021 and 2020.

The following table provides certain balances related to the Bank’s Mortgage loans held for portfolio.

(in millions)	December 31, 2021	December 31, 2020
Nonaccrual mortgage loans (1)	$30.4	$90.8
Mortgage loans 90 days or more delinquent and still accruing interest (2)	$3.1	$5.3
Notes:
(1) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs.
(2) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program improved compared to December 31, 2020, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of December 31, 2021, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 1.7% of the MPF Plus portfolio and 0.7% of the MPF 35 portfolio, compared with 1.1%, 3.5%, and 2.4%, respectively, at December 31, 2020. The amount of seriously delinquent loans decreased across the Bank's MPF portfolio compared to December 31, 2020, which was primarily attributable to loans exiting forbearance and the related repayment programs provided as a result of COVID-19.

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

The following table presents certain ratios as it relates to mortgage loans held for portfolio.

	December 31, 2021	December 31, 2020
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	(0.02)%	0.01%
Ratio of ACL to mortgage loans held for portfolio	0.07%	0.10%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.65%	1.86%
Ratio of ACL to nonaccrual loans	11.24%	5.48%

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at December 31, 2021 and December 31, 2020.

	MPF CE Structure		ACL
	December 31, 2021		December 31, 2021
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.3	$105.8	$1.7	$(2.3)	$(0.3)	$(0.3)	$(1.2)
MPF 35	16.1	148.2	2.4	(0.7)	—	(2.4)	(0.7)
MPF Plus	15.0	2.9	6.9	(1.4)	—	(0.2)	5.3
Total	$38.4	$256.9	$11.0	$(4.4)	$(0.3)	$(2.9)	$3.4

	MPF CE Structure		ACL
	December 31, 2020		December 31, 2020
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$6.7	$96.2	$4.2	$(2.6)	$(0.5)	$(1.9)	$(0.8)
MPF 35	13.2	130.9	6.2	(0.6)	—	(4.6)	1.0
MPF Plus	15.3	4.4	7.2	(1.9)	—	(0.5)	4.8
Total	$35.2	$231.5	$17.6	$(5.1)	$(0.5)	$(7.0)	$5.0
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

The ACL on mortgage loans decreased $1.6 million during 2021 primarily due to lower estimates of expected credit losses for the MPF Original and MPF 35 products, which were primarily driven by an improvement in forecasted housing prices and a decline in delinquent loan balances.

    Real Estate Owned (REO). When a PFI or servicer forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as REO at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the ACL. The fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. The servicer is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the servicer presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. The Bank held $0.4 million and $0.8 million of REO at December 31, 2021 and December 31, 2020, respectively.

Cash and Investments. The Bank’s strategy is to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at December 31, 2021 increased by approximately $3.6 billion compared to December 31, 2020. The increase in the Bank's liquidity portfolio helps to optimize financial holdings while maintaining compliance with regulatory standards.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $8.8 billion at December 31, 2021 and $11.5 billion at December 31, 2020. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. In addition, during 2021, the Bank’s MBS purchases have been restricted by Finance Agency regulations which limit the size of the MBS portfolio based on regulatory capital. In addition, narrow mortgage spreads, driven by the Federal Reserve's quantitative easing, have limited purchase opportunities.

Investment securities, including all trading, AFS, and HTM securities, totaled $13.9 billion at December 31, 2021, compared to $13.1 billion at December 31, 2020. Details of the investment securities portfolio follow.

	Carrying Value
	December 31,
(in millions)	2021	2020
Trading securities:
Non-MBS:
U.S. Treasury obligations	$—	$899.4
GSE obligations	243.2	256.6
Total trading securities	$243.2	$1,156.0
AFS securities:
U.S. Treasury obligations	$5,075.2	$—
GSE and Tennessee Valley Authority (TVA) obligations	1,493.7	1,643.7
State or local agency obligations	207.2	241.7
MBS:
U.S. obligations single-family	398.8	602.1
GSE single-family	2,093.1	3,262.9
GSE multifamily	3,004.9	3,473.4
Private label	194.4	252.6
Total AFS securities	$12,467.3	$9,476.4
HTM securities:
Certificates of deposit	$—	$750.0
MBS:
U.S. obligations single-family	83.2	120.6
GSE single-family	566.0	989.8
GSE multifamily	494.5	530.2
Private label	70.2	93.1
Total HTM securities	$1,213.9	$2,483.7
Total investment securities	$13,924.4	$13,116.1

The following table presents the composition of investment securities and investments, assuming no principal prepayments, as of December 31, 2021 and December 31, 2020. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

	December 31, 2021
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
U.S. Treasury obligations	$351.2	$2,833.0	$1,891.0	$—	$5,075.2
GSE and TVA obligations	203.8	456.5	776.0	57.4	1,493.7
State or local agency obligations	0.5	0.2	56.9	149.6	207.2
MBS:
U.S. obligations single-family	—	—	—	398.8	398.8
GSE single-family	—	25.5	80.9	1,986.7	2,093.1
GSE multifamily	165.1	266.9	2,572.9	—	3,004.9
Private label	—	—	—	194.4	194.4
Total AFS securities	$720.6	$3,582.1	$5,377.7	$2,786.9	$12,467.3
Yield on AFS Securities(1)	1.73%	0.91%	1.14%	1.57%	1.20%
HTM securities:
MBS:
U.S. obligations single-family	$—	$—	$—	$83.2	$83.2
GSE single-family	—	10.1	2.5	553.4	566.0
GSE multifamily	137.0	105.9	251.6	—	494.5
Private label	0.3	—	5.3	64.6	70.2
Total HTM securities	$137.3	$116.0	$259.4	$701.2	$1,213.9
Yield on HTM securities(1)	3.00%	2.55%	3.82%	2.32%	2.74%
Note:
(1) Yield excludes the impact of derivatives in a hedging relationship.

	December 31, 2020
(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Net Carrying Value
AFS securities:
GSE and TVA obligations	$73.3	$580.8	$799.6	$190.0	$1,643.7
State or local agency obligations	—	1.1	20.6	220.0	241.7
MBS:
U.S. obligations single-family	—	—	—	602.1	602.1
GSE single-family	—	23.5	142.9	3,096.5	3,262.9
GSE multifamily	71.0	494.0	2,908.4	—	3,473.4
Private label	—	—	—	252.6	252.6
Total AFS securities	$144.3	$1,099.4	$3,871.5	$4,361.2	$9,476.4
Yield on AFS Securities (1)	2.72%	2.34%	1.18%	1.65%	1.56%
HTM securities:
Certificates of deposit	$750.0	$—	$—	$—	$750.0
MBS:
U.S. obligations single-family	—	—	—	120.6	120.6
GSE single-family	—	16.8	3.5	969.5	989.8
GSE multifamily	—	278.4	251.8	—	530.2
Private label	0.3	—	—	92.8	93.1
Total HTM securities	$750.3	$295.2	$255.3	$1,182.9	$2,483.7
Yield on HTM securities(1)	0.19%	2.79%	3.82%	2.56%	1.99%
Note:
(1) Yield excludes the impact of derivatives in a hedging relationship.

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At December 31, 2021 and December 31, 2020, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at December 31, 2021.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $2.4 million, both at December 31, 2021 and at December 31, 2020.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at December 31, 2021 and December 31, 2020.

For additional information on the allowance methodology, see Note 4 - Investments in this Form 10-K.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2021 increased to $1,087.5 million from $923.4 million at December 31, 2020. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. The average balances of deposits were $1,184.6 million, $974.1 million, and $620.7 million and the weighted-average interest rates paid were 0.03% , 0.22% and 1.95% during 2021, 2020 and 2019, respectively. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The Bank had no term deposits during 2021, 2020 and 2019.

Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2021 and 2020, excess deposit reserves were $20.1 billion and $27.4 billion, respectively.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $33.6 billion at December 31, 2021, a decrease of $9.8 billion from December 31, 2020. The overall decrease in consolidated obligations outstanding is consistent with the decreased advances and total asset balances. At December 31, 2021, the Bank’s bonds outstanding decreased to $23.1 billion compared to $33.9 billion at December 31, 2020.
Discount notes outstanding at December 31, 2021 increased to $10.5 billion from $9.5 billion at December 31, 2020.

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

The following table provides information on consolidated obligations by product type and contractual maturity at December 31, 2021 and December 31, 2020.

(in millions)	December 31, 2021	December 31, 2020
Discount Notes
Overnight	$413.3	$409.3
Due after 1 day through 30 days	4,197.6	2,246.6
Due after 30 days through 90 days	3,647.3	3,920.5
Due after 90 days though 1 Year	2,236.7	2,935.9
Total par value	$10,494.9	$9,512.3

Fixed-rate, non-callable
Due in 1 year or less	$4,898.6	$7,732.3
Due after 1 year through 3 years	2,878.3	4,364.6
Due after 3 years through 5 years	1,303.5	1,793.2
Thereafter	1,446.0	1,522.8
Total par value	$10,526.4	$15,412.9

Fixed-rate, callable
Due in 1 year or less	$—	$—
Due after 1 year through 3 years	2,506.0	105.0
Due after 3 years through 5 years	5,635.0	333.0
Thereafter	1,983.0	1,298.0
Total par value	$10,124.0	$1,736.0

Variable- rate, non-callable
Due in 1 year or less	$825.0	$13,055.7
Due after 1 year through 3 years	100.0	75.0
Total par value	$925.0	$13,130.7

Variable- rate, callable
Due in 1 year or less	$—	$3,430.6
Total par value	$—	$3,430.6

Step-up, non-callable
Due in 1 year or less	$25.0	$15.0
Due after 1 year through 3 years	—	25.0
Total par value	$25.0	$40.0

Step-up, callable
Due in 1 year or less	$—	$—
Due after 1 year through 3 years	279.0	—
Due after 3 years through 5 years	1,046.0	—
Thereafter	210.0	—
Total par value	$1,535.0	$—
Other Adjustments (1)	$(31.0)	$102.3
Total consolidated obligations	$33,599.3	$43,364.8
    Notes:
(1)Consists of premiums, discounts, and other adjustments.

For additional information on the Bank’s consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Commitments and Off-Balance Sheet Items. As of December 31, 2021, the Bank was obligated to fund approximately $12.2 million in additional advances and BOB loans, $24.8 million of mortgage loans and to issue $82.0 million in consolidated obligations. In addition, the Bank had $19.4 billion in outstanding standby letters of credit as of December 31, 2021. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Capital and Retained Earnings. The Bank’s return on average equity was 3.10% at December 31, 2021 and 5.53% at December 31, 2020. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion in Item 7. Management’s Discussion and Analysis in this Form 10-K.

The Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock by institution type is presented below.

(dollars in millions)	December 31, 2021		December 31, 2020
Commercial banks	131	$966.5	135	$1,262.3
Savings institutions	51	107.6	51	114.3
Insurance companies	35	88.7	30	83.6
Credit unions	62	63.8	63	67.2
CDFIs	2	0.5	2	0.4
Total member institutions / total GAAP capital stock	281	$1,227.1	281	$1,527.8
Mandatorily redeemable capital stock		22.5		142.8
Total capital stock		$1,249.6		$1,670.6

    The total number of members as of December 31, 2021 remained the same compared to December 31, 2020. The Bank added five new members and lost five members. Four members merged with other institutions within the Bank's district and one member merged outside of the Bank's district; no members withdrew membership or failed.

The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2021 and December 31, 2020.

(dollars in millions)	December 31, 2021
Member(1)	Capital Stock	% of Total
Ally Bank, Midvale, UT	$288.8	23.1%
TD Bank, National Association, Wilmington, DE	159.8	12.8

(dollars in millions)	December 31, 2020
Member(1)	Capital Stock	% of Total
Ally Bank, Midvale, UT	$276.5	16.6%
PNC Bank, N.A., Wilmington, DE	185.0	11.1
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members’ par value of capital stock. The framework includes four risk elements that comprise the Bank’s total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework also assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $328 million and an overall retained earnings need of $585 million as of December 31, 2021.

The following table presents retained earnings information for the current and prior year.

	December 31, 2021	December 31, 2020
Unrestricted Retained Earnings	$941.0	$919.4
Restricted Retained Earnings	457.4	457.4
Total Retained Earnings	$1,398.4	$1,376.8

Retained earnings increased $21.6 million compared to December 31, 2020. The increase reflected net income that was largely offset by dividends paid. At December 31, 2021, RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in 2021. For additional information, see Note 11 - Capital in this Form 10-K.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividends are calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. The following table presents dividend information for the current and prior years.

	Year ended December 31,
	2021	2020	2019
Dividends (in millions)	$64.4	$168.3	$266.8
Dividends per share	5.12	7.14	7.82
Weighted average dividend rate	4.70%	6.35%	7.45%
Average Fed Funds rate	0.08%	0.36%	2.16%
Dividend spread to Fed Funds	4.62%	5.99%	5.29%

The decrease in the weighted average dividend rate is in line with the Bank’s performance and reflective of the lower interest rate environment. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior years are provided in Note 11 - Capital in this Form 10-K.

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

	December 31,
(in millions)	2021	2020
Permanent capital:
Capital stock (1)	$1,249.6	$1,670.6
Retained earnings	1,398.4	1,376.8
Total permanent capital	$2,648.0	$3,047.4

RBC requirement:
Credit risk capital	$160.4	$189.3
Market risk capital	152.5	211.2
Operations risk capital	93.8	120.2
Total RBC requirement	$406.7	$520.7
Excess permanent capital over RBC requirement	$2,241.3	$2,526.7
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

    The decrease in the total RBC requirement as of December 31, 2021 is mainly related to the decrease in market risk capital requirement. The decrease was primarily driven by changes to the Finance Agency's scenario methodology used to determine the required market risk capital. Despite the decline in permanent capital due to member advance declines and associated reduction in capital stock, the Bank continues to maintain significant excess permanent capital over the RBC requirement.

On December 15, 2021, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2021.

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

The Bank designates eligible advances, investment securities or consolidated obligations as hedged items in fair value hedge relationships. For long-haul hedge relationships, the Bank calculates a gain or loss on the hedged item attributable to changes in the benchmark interest rate being hedged. The change in value associated with the hedged item is calculated each period by projecting future hedged item cash flows based on the fixed interest rate assigned to the hedged item. For floating rate option embedded hedged items, the model projects cash flows utilizing the assigned forward interest rate curve and appropriate option pricing model. The projected future cash flows are then discounted using the rate curves corresponding to the designated benchmark rate plus a discount spread. The discount spread is calculated and set at hedge inception and is the amount added to the discount rate resulting in a fair value of zero at the inception of the hedging relationship. For additional information regarding the Bank’s fair value estimates, refer to Note 14 - Estimated Fair Values.

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

Certain of the Bank’s economic derivatives are used to hedge instruments that are recorded at fair value. These transactions are not required to comply with the complex hedge accounting rules.

For additional information regarding the Bank’s accounting for derivatives, refer to Note 7 - Derivatives and Hedging Activities.

Recent Accounting Developments. See Note 2 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. Note 2 contains information on new accounting pronouncements impacting the 2021 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

Affordable Housing and Community Investment

As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law. Increased contributions to our AHP would result in less net income being available for other purposes. Proposed legislation increasing the contribution level from 10% of net income to 15% or 30% has been made. The FHLBanks continue to actively monitor any such potential legislation and developments.

Cessation of the Use of LIBOR

On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. Although the FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

Given the developments discussed above, we have taken and will continue to take steps to transition our LIBOR-linked financial instruments and contracts. To that end, and consistent with a Finance Agency supervisory letter sent to the FHLBanks on September 27, 2019 regarding the phase-out of LIBOR, the Bank is no longer executing new financial contracts indexed to LIBOR. Further, we have endeavored to amend, and in some cases already have amended, our financial instruments and contracts that may require adding or adjusting fallback language, including advances and derivatives.

The Bank does not expect the cessation of LIBOR to have a material impact on the Bank’s financial condition or results of operations. For a discussion of the potential impact of the cessation of LIBOR, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FHLBank Membership Supervisory Letter

On September 9, 2021, the Finance Agency published a Supervisory Letter addressing certain FHLBank membership issues, including:

•requirements for de novo Community Development Financial Institutions (CDFIs);
•automatic transfer of membership;
•large non-member institutions merging with small member institutions;
•membership applicant’s compliance with financial condition requirements, and
•the definition of insurance company.

The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. The Supervisory Letter expresses the Finance Agency’s views on those matters, which views include the articulation of certain restrictions on eligibility for membership. The restrictions could result in:

•fewer opportunities for FHLBank membership; and/or
•ineligibility for continued membership by certain entities, most notably CDFIs, certain types of insurance companies     and large institutions that have acquired small members.

Accordingly, the restrictions could result in reduced opportunities for us to grow our membership and, in turn, fewer opportunities to provide our financial services. The Bank continues to evaluate the Supervisory Letter and its effect on Bank membership. Continuing Finance Agency focus on FHLBank membership and additional supervisory guidance may impact and limit FHLBank membership and ability to provide advances and other FHLBank products, including to insurance companies and CDFIs.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances

On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provides mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation became effective on December 13, 2021.

Although the Bank does not currently expect the Regulatory Interpretation to have a material impact on its financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement

On July 9, 2021, the Finance Agency published a policy statement on fair lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. On August 12, 2021, the Finance Agency and the Department of Housing and Urban Development announced they had entered into a memorandum of understanding regarding fair housing and fair lending enforcement. Under the memorandum of understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Amendments to U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement

On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their preferred stock purchase agreement, which could impact participating financial institutions (PFIs) that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the preferred stock purchase agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the preferred stock purchase agreement amendment, which was originally to take effect on January 1, 2022, the Finance Agency (as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on recent volumes for the MPF Xtra product, the preferred stock purchase agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the Finance Agency and the U.S. Treasury temporarily suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window, until at least September 14, 2022.

Although the Bank does not currently expect the cash window limits to have a material impact on its financial condition or results of operations, they may negatively impact the volume of loans that PFIs are able to sell through the MPF Program.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions

The Financial Industries Regulatory Authority (“FINRA”) amended FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until April 26, 2022 (from the original effective date of January 26, 2022). On March 3, 2022, the Securities and Exchange Commission approved an extension of the implementation date of the amendments to October 26, 2022. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (“TBAs”). The FINRA Rule 4210 requirements are expected to increase the direct and indirect costs of the FHLBanks’ MBS investment activities in the future.

CFTC and Other Derivatives Developments.

The Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was signed into law in July 2010, enacted numerous legal and regulatory changes for the financial services industry, which have been gradually implemented over the ensuing years.

The Dodd-Frank Act mandated the U.S. federal regulation of the over-the-counter (OTC) derivatives market and granted new joint regulatory authority to the SEC and the U.S. Commodity Futures Trading Commission (CFTC) over OTC derivatives. The SEC and CFTC have completed most of their rules to implement the Dodd-Frank Act’s requirements. Pursuant thereto, certain of FHLBanks’ derivatives operations have become subject to, among other things, new recordkeeping, reporting and documentation requirements. In addition, certain non-cleared derivatives entered into as part of FHLBanks’ derivatives operations have become subject to two-way variation margin requirements and may become subject to two-way initial margin requirements beginning in 2022. These margining requirements are expected to increase the cost of non-cleared derivatives. Collectively, the Dodd-Frank Act requirements have increased the direct and indirect costs of the FHLBanks’ hedging and related activities and will likely increase them further in the future. The Bank does not expect these costs to have a material impact on its financial condition or results of operations.

COVID-19 Pandemic Developments

In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has enacted pandemic relief legislation, some of which has or may have a direct or indirect impact on the Bank or its members. This pandemic-related relief has provided alternative sources of liquidity for FHLBank members which has tended to reduce the FHLBanks’ members’ needs for advances. This is reflected in the decline in the Bank’s advances balance and the advances balances across the FHLBank System during the year ended December 31, 2021. Pandemic-related relief may continue to suppress members’ demand for advances if such relief continues to provide alternative sources of liquidity.

Executive and legislative branches of the federal and state governments and their agencies may take further steps to provide relief in connection with the continuing COVID-19 pandemic. While many relief programs and actions are temporary in nature, as with the existing relief efforts, they may have a direct or indirect impact on the FHLBanks or their members. Those impacts could, in turn, result in reduced demand for advances. The Bank is unable to predict whether any such actions may be taken. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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

Risk Governance

The Bank’s lending, investment and funding and hedging activities expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user computing tools, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends including those described in Item 1A. Risk Factors in this Form 10-K.

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

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures which is shown in the chart below. All Board members are provided training dealing with the specific risk issues relevant to the Bank. The following table describes the Committees of the Board of Directors and their focus in relation to risk governance:

Committee Title	Major Responsibilities
Audit	•Legal and regulatory compliance •Integrity of internal and external financial reporting •Oversight of the internal and external audit functions
Affordable Housing, Products & Services	•Member credit risk and collateral management •Mortgage Credit (MPF) •AHP
Enterprise Risk Management*	•Focus on the Bank’s comprehensive risk appetite and position •Risk issues that are significant for several committees •Updates on regulatory issues
Finance	•Balance Sheet Management •Oversight of market events and risk activities over interest rate, pricing, liquidity, funding and hedging and counterparty risk
Governance & Public Policy	•Develop and maintain best practices in governing the Bank •Keep abreast of public policy issues impacting Bank’s mission and purpose
Human Resources and Diversity, Equity & Inclusion	•Oversight on strategies and policies around total rewards and culture •Diversity, equity and inclusion strategic actions and related regulatory compliance matters
Operational Risk	•Oversight of operating risks including compliance, fraud and Bank-wide risk assessment •Oversight of risks related to information technology, continuity, model and cyber risk
* Comprised of the entire Board of Directors

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

The following table describes the Management Committees which provide oversight and operational support in managing risks.

Committee Title	Major Responsibilities
Asset/Liability	•Reviews and approves financial management strategies and decisions •Oversight of market events and risk activities over interest rate, pricing , liquidity, funding and hedging risks
Market Risk	•Sub-Committee of Asset/Liability Committee •Oversees and analyzes trends in market risk positions and fair market value pricing
Risk Management	•Bank-wide oversight of the Bank’s primary risks •Approves key overarching risk policies and Bank objectives to manage risk
Operational Risk Management	•Sub-Committee of Risk Management Committee •Oversight of specific technology and operational risks
Executive	•Manages Strategic and reputation risk •Oversight of project, succession and diversity compliance risks
Membership and Credit	•Oversees member credit and collateral risk •Mortgage credit (MPF)

Further, Internal Audit provides an assessment of the internal control systems. Internal Audit activities are designed to provide reasonable assurance for the Board that: (1) risks are appropriately identified and managed; (2) significant financial, managerial and operating information is materially accurate, reliable and timely; and (3) employees’ actions are in compliance with Bank policies, standards, procedures and applicable laws and regulations. Additionally, as a GSE, the Bank is subject to a comprehensive examination by the Finance Agency which executes its responsibilities via annual examinations, periodic evaluations, and monitoring of the various compliance and activity reports provided by the Bank.

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. The MV/CS ratio was 221.8% at December 31, 2021 and 188.2% at December 31, 2020. The increase was primarily due to the decrease in capital stock as a result of lower advances.

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

The Bank’s Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. During the third quarter of 2021, prepayment model changes were made which increased projected prepayment speeds and align modeled prepayments more closely with actual portfolio experience. As the COVID-19 pandemic and associated economic impact continues to evolve or as markets transition to recovery, the performance of the Bank's models used to measure market risk will likely continue to be affected. Management will consider the additional impact of the pandemic on key market risk measures and may make further changes as deemed appropriate in future periods.

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

The following table presents the Bank's duration of equity exposure at December 31, 2021 and December 31, 2020. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and “down 100 basis points’ could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
December 31, 2021	(0.4)	0.5	1.3
December 31, 2020	(0.9)	0.9	3.2

    Duration of equity changes in 2021 were mainly the result of MPF and MBS portfolio reductions and the prepayment model changes noted above, which outweighed the impact of the increase in long-term interest rates. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

        The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the low rate environment, management replaced a "down 200 basis points parallel rate" scenario with a "down 100 basis points longer term rate" shock” as an additional non-parallel rate scenario that reflects a decline in longer-term rates and temporarily suspended the “down 100 basis points parallel” and “100 basis points steeper” shocks.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Flatter	Up 200 bps Parallel Shock
December 31, 2021	(49)	23	56
December 31, 2020	(32)	40	118

    Changes in ROE spread volatility in 2021 primarily reflect the impact of funding mix changes and prepayment model changes noted above, which outweighed the impact of the increase in long-term interest rates. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at December 31, 2021 and December 31, 2020.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount at December 31, 2021 (in billions)	Notional Amount at December 31, 2020 (in billions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$8.9	$10.1
		Economic	0.1	—
Subtotal-advances			$9.0	$10.1

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$6.0	$1.4
		Economic	0.5	1.1
Interest-rate cap or floor	Offsets the interest-rate cap or floor embedded in a variable rate investment.	Economic	1.0	1.2
Subtotal - investments			$7.5	$3.7

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$—	$0.1

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair Value	$0.8	$2.8
		Economic	0.3	0.4
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	9.9	—
		Economic	0.2	—
Subtotal - consolidated obligation bonds			$11.2	$3.2

Consolidated Obligation Discount Notes
Receive-fixed, pay floating interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	$—	$0.3

Total notional amount			$27.7	$17.4
Note:
(1) The Fair Value designation represents hedging strategies for which qualifying hedge accounting is achieved. The Economic designation represents hedging strategies for which qualifying hedge accounting is not achieved.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s TCE to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At December 31, 2021, aggregate TCE was $36.6 billion, comprised of approximately $14.1 billion in advance principal outstanding, $22.1 billion in letters of credit (including forward commitments), $12.0 million in advance commitments and $369.5 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At December 31, 2021 and December 31, 2020, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an ICR system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A higher (i.e., worse) rating indicates that a member exhibits well defined financial weaknesses. Members in these categories are reviewed for potential change to their collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. Insurance company members are rated on the same numerical rating scale as depository institutions, but the analysis includes both quantitative and qualitative factors. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at December 31, 2021.

	December 31, 2021
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$15,797.0	43.2%
Ally Bank, UT (1)	6,290.0	17.2
Fulton Bank, National Association, PA	1,514.7	4.1
First National Bank of Pennsylvania, PA	1,191.7	3.3
Customers Bank, PA	1,175.3	3.2
	$25,968.7	71.0%
Other financial institutions	10,612.8	29.0
Total TCE outstanding	$36,581.5	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.

    Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of December 31, 2021.

	December 31, 2021
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$6,275.0	44.6%
First National Bank of Pennsylvania, PA	1,030.0	7.3
Customers Bank, PA	700.0	5.0
American Heritage Federal Credit Union, PA	505.0	3.6
Brighthouse Life Insurance Company, DE (2)	500.0	3.5
	$9,010.0	64.0%
Other borrowers	5,069.2	36.0
Total advances	$14,079.2	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA
(2) In 2018, Brighthouse Life Insurance Company relocated its principal place of business and became a member of another FHLBank.

    The average balances for the five largest borrowers during 2021 totaled $9.0 billion, or 55.9% of total average advances. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $19.4 billion at December 31, 2021 and $19.7 billion at December 31, 2020, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.3 billion at December 31, 2021 and $1.2 billion at December 31, 2020. The Bank had a concentration of letters of credit with one member (TD Bank) of $14.7 billion or 76% of the total at December 31, 2021 and $12.6 billion or 64% of the total at December 31, 2020.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE in accordance with the Member Products Policy. The Bank periodically reviews the collateral pledged by members or affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

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

The Bank does not accept subprime residential mortgage loans (defined as FICO score of 660 or below) as qualifying collateral unless there are other mitigating factors, including a LTV ratio of 65% or less (100% if loan level data is provided by the member for valuation and FICO score is at least 600), and one of the following: (1) a debt-to-income ratio of 35% (50% if loan level data is provided and FICO score is at least 600) or less; or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). Loans which do not have the mitigating factors described above are not included in a member’s MBC. For loans identified as low FICO with mitigating factors and those for which no FICO score is available, a reduced collateral weighting ranging from 50-75%, depending on pledging and delivery status, will apply. The Bank allows nontraditional residential mortgage loans to be included in collateral and used to determine a member’s MBC.

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

The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and will generally assign a reduced collateral weighting ranging from 60-80% depending on pledging and delivery status. At December 31, 2021, less than 13% of the Bank’s total pledged collateral was considered to be nontraditional.

The Bank is allowed by regulation to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge expanded collateral which includes small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2021, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $2.4 billion, or 17.2% of total par value of loans outstanding. Eligible expanded collateral represented 6.1% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of standard collateral.

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

During 2021, the Bank communicated several key Collateral Policy changes and clarifications: 1) bifurcation of US Treasuries, Agencies, and U.S. Treasury strips based upon remaining maturity as noted in the table on the following page; 2) removal of prudent forbearance allowed during the pandemic 3) inclusion of eNotes (digitally executed loan documents that are saved in the Bank’s eVault) as eligible collateral (previously, only paper notes with “wet signatures” were accepted as eligible collateral), and 4) Loan participations pledged through an affiliate pledging structure that do not meet regulatory guidelines are ineligible as collateral. Effective January 1, 2022, the Bank has included eligibility criteria for LIBOR-linked loan collateral.

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

Collateral Type	Standard Weighting (1)	Range of Effective Lending Values Applied to Collateral (2)	Combined Average Lending Value

Blanket Lien (4) (5)
Single-family mortgage loans (3)	80%	60-80%	78%
Multi-family mortgage loans	75%	65-75%	75%
Home equity loans/lines of credit	60%	60%	60%
CFI collateral	60%	50-60%	68%
Commercial real estate loans	70%	55-70%	70%
Other loan collateral (farmland)	70%	N/A	N/A

Delivered (5)
FHLBank deposits	100%	100%	100%
U.S. government /U.S. Treasury/U.S. Agency securities and notes, REFCORP bonds remaining maturity:
less than 10 years	97%	97%	N/A
10 years or greater	94%	94%
U.S. Treasury Strips (interest-only and principal-only) remaining maturity:
less than 10 years	97%	90-100%	95%
10 years or greater	90%
State and local government securities (municipal) (rated A/AA/AAA)	88/90/92%	88-92%	83%
U.S. Agency MBS and CMOs	95%	90-95%	94%
Private label MBS and CMOs (rated A/AA/AAA)	70/75/85%	70-85%	80%
Commercial MBS (rated A/AA/AAA)	70/75/85%	70-85%	82%
Single-family mortgage loans (3)	70%	50-70%	80%
Multi-family mortgage loans	65%	65%	N/A
Home equity loans/lines of credit	50%	50%	N/A
CFI collateral	50%	50%	N/A
Commercial real estate loans	60%	60%	60%
Other loan collateral (farmland)	60%	N/A	N/A
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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of December 31, 2021 and December 31, 2020.

	December 31, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$95,780.3	48.3%	$126.7	8.4%	$8.2	0.7%	$95,915.2	47.8%
High quality investment securities	1,155.1	0.6	1,177.9	78.6	1,056.2	95.9	3,389.2	1.7
ORERC/ CFI eligible collateral	83,792.5	42.3	170.3	11.4	37.4	3.4	84,000.2	41.8
Multi-family residential mortgage loans	17,489.1	8.8	24.0	1.6	—	—	17,513.1	8.7
Total eligible collateral value	$198,217.0	100.0%	$1,498.9	100.0%	$1,101.8	100.0%	$200,817.7	100.0%
Total TCE	$35,003.0	95.7%	$894.0	2.4%	$684.5	1.9%	$36,581.5	100.0%
Number of members	156	85.2%	13	7.1%	14	7.7%	183	100.0%

	December 31, 2020
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$94,362.6	45.7%	$211.7	12.2%	$5,211.0	77.6%	$99,785.3	46.4%
High quality investment securities	1,485.9	0.7	1,376.5	79.2	1,475.5	21.9	4,337.9	2.0
ORERC/ CFI eligible collateral	89,983.1	43.5	136.3	7.8	35.6	0.5	90,155.0	41.9
Multi-family residential mortgage loans	20,852.3	10.1	13.8	0.8	—	—	20,866.1	9.7
Total eligible collateral value	$206,683.9	100.0%	$1,738.3	100.0%	$6,722.1	100.0%	$215,144.3	100.0%
Total TCE	$41,277.4	89.7%	$980.2	2.1%	$3,783.4	8.2%	$46,041.0	100.0%
Number of members	167	85.6%	14	7.2%	14	7.2%	195	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of December 31, 2021 and December 31, 2020 based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	December 31, 2021(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$333.0	$190.0	$—	$—	$523.0
Securities purchased under agreements to resell	920.0	—	750.0	—	—	—	1,670.0
Federal funds sold	—	250.0	1,725.0	—	—	—	1,975.0
Total money market investments	920.0	250.0	2,808.0	190.0	—	—	4,168.0
Investment securities:
U.S. Treasury obligations	—	5,075.2	—	—	—	—	5,075.2
GSE and TVA obligations	—	1,736.9	—	—	—	—	1,736.9
State or local agency obligations	20.5	186.7	—	—	—	—	207.2
Total non-MBS	20.5	6,998.8	—	—	—	—	7,019.3
U.S. obligations single-family MBS	—	482.0	—	—	—	—	482.0
GSE single-family MBS	—	2,659.1	—	—	—	—	2,659.1
GSE multifamily MBS	—	3,499.4	—	—	—	—	3,499.4
Private label MBS	—	6.9	24.5	18.1	83.6	131.5	264.6
Total MBS	—	6,647.4	24.5	18.1	83.6	131.5	6,905.1
Total investments	$940.5	$13,896.2	$2,832.5	$208.1	$83.6	$131.5	$18,092.4

	December 31, 2020 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$950.8	$—	$—	$—	$950.8
Securities purchased under agreements to resell	—	—	500.0	100.0	—	—	600.0
Federal funds sold	—	—	1,850.0	—	—	—	1,850.0
Total money market investments	—	—	3,300.8	100.0	—	—	3,400.8
Investment securities:
U.S. Treasury obligations	—	899.4	—	—	—	—	899.4
Certificates of deposit	—	250.0	500.0	—	—	—	750.0
GSE and TVA obligations	—	1,900.3	—	—	—	—	1,900.3
State or local agency obligations	26.0	215.7	—	—	—	—	241.7
Total non-MBS	26.0	3,265.4	500.0	—	—	—	3,791.4
U.S. obligations single-family MBS	—	722.7	—	—	—	—	722.7
GSE single-family MBS	—	4,252.7	—	—	—	—	4,252.7
GSE multifamily MBS	—	4,003.6	—	—	—	—	4,003.6
Private label MBS	—	14.6	18.5	14.2	111.3	187.1	345.7
Total MBS	—	8,993.6	18.5	14.2	111.3	187.1	9,324.7
Total investments	$26.0	$12,259.0	$3,819.3	$114.2	$111.3	$187.1	$16,516.9
Notes:
(1) Balances exclude total accrued interest of $27.6 million and $28.2 million at December 31, 2021 and December 31, 2020, respectively.

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

    As of December 31, 2021, the Bank had unsecured exposure to nine counterparties totaling $2.5 billion with five counterparties each exceeding 10% of the total exposure. The following table presents the Banks' unsecured credit exposure with non-governmental counterparties by investment type at December 31, 2021 and December 31, 2020. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	December 31, 2021	December 31, 2020
Interest-bearing deposits	$523.0	$950.8
Certificates of deposit	—	$750.0
Federal funds sold	1,975.0	$1,850.0
Total	$2,498.0	$3,550.8
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes a $336.6 million compensating balance account with a counterparty which is non-interest bearing.

    As of December 31, 2021, 79.1% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of December 31, 2021, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
December 31, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$333.0	$190.0	$523.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	—	425.0	—	425.0
Finland	250.0		—	250.0
Germany	—	200.0	—	200.0
Netherlands	—	425.0	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	1,725.0	—	1,975.0
Total unsecured investment credit exposure	$250.0	$2,058.0	$190.0	$2,498.0

(in millions)
December 31, 2020 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$950.8	$—	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	—	750.0	—	750.0
Canada	250.0	1,100.0	—	1,350.0
Netherlands	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	2,350.0	—	2,600.0
Total unsecured investment credit exposure	$250.0	$3,300.8	$—	$3,550.8
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at December 31, 2021 or December 31, 2020.

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

(in millions)
December 31, 2021
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$523.0	$—	$—	$523.0
U.S. branches and agency offices of foreign commercial banks:
Australia	675.0	—	—	675.0
Canada	425.0	—	—	425.0
Finland	250.0	—	—	250.0
Germany	200.0	—	—	200.0
Netherlands	425.0	—	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	1,975.0	—	—	1,975.0
Total unsecured investment credit exposure	$1,975.0	$—	$—	$2,498.0

(in millions)
December 31, 2020
Carrying Value
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$950.8	$—	$—	$950.8
U.S. branches and agency offices of foreign commercial banks:
Australia	750.0	—	—	750.0
Canada	600.0	500.0	250.0	1,350.0
Netherlands	500.0	—	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,850.0	500.0	250.0	2,600.0
Total unsecured investment credit exposure	$2,800.8	$500.0	$250.0	$3,550.8

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $5.1 billion at December 31, 2021 and $0.9 billion at December 31, 2020.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $8.4 billion at December 31, 2021 and $10.9 billion at December 31, 2020.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., HFA bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $207.2 million at December 31, 2021 and $241.7 million at December 31, 2020.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $264.6 million at December 31, 2021 and $345.7 million at December 31, 2020.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $2.4 million at both December 31, 2021 and December 31, 2020. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss, if any. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded an insignificant reversal for credit losses on its private label MBS in 2021 and a provision for credit losses of $2.4 million during 2020. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS securities with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities were $13.1 million, $15.8 million and $19.6 million for 2021, 2020 and 2019, respectively.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio.

The Bank had net mortgage loans held for portfolio of $4.7 billion and $4.9 billion at December 31, 2021 and December 31, 2020, respectively, after an allowance for credit losses of $3.4 million and $5.0 million, respectively. The tables and graphs below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range graphs is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31, 2021 and December 31, 2020. The geographic breakdown graphs are also based on the unpaid principal balance at December 31, 2021 and December 31, 2020.

(dollars in millions)	December 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
Conventional loans:
MPF 35	$2,216.6	48.3%	$2,274.0	47.4%
MPF Original	2,071.0	45.1	2,127.3	44.4
MPF Plus	173.1	3.8	232.5	4.9
Total conventional loans	$4,460.7	97.2%	$4,633.8	96.7%
Government-insured loans:
MPF Government	130.0	2.8	158.5	3.3
Total par value	$4,590.7	100.0%	$4,792.3	100.0%

(dollars in millions)	2021	2020
Mortgage loans interest income	$126.4	$155.2
Average mortgage loans portfolio balance	$4,798.1	$5,151.5
Average yield	2.63%	3.01%
Weighted average coupon (WAC)	3.78%	4.15%
Weighted average estimated life (WAL)	6.1 years	4.9 years

Regional Concentrations of MPF Portfolio
100
50
0
6%
60%
32%
1%
1%
7%
57%
34%
1%
1%
December 31, 2021
December 31, 2020
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)

Top State Concentrations of MPF Portfolio
100
75
50
25
0
Pennsylvania
Virginia
Maryland
Ohio
Other States
57%
13%
7%
6%
17%
54%
14%
9%
6%
17%
December 31, 2021
December 31, 2020

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase at book value the individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties may be required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. For 2021 and 2020, the total funded amount of conventional and government repurchased mortgage loans was $11.4 million or 0.9% and $7.3 million or 0.5%, respectively, of total funded loans.

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
Notes:
(1) The FLA either builds over time (allocated amount) or is an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased (upfront amount). The Bank does not receive fees in connection with the FLA.
(2) The PFI’s CE amount for each pool of loans, together with any PMI or SMI, is sized at the time of loan purchase to equal the amount of losses in excess of the FLA to the equivalent of AMA Investment Grade.

By credit enhancing each master commitment, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Income. For 2021 and 2020, CE fees were $5.5 million and $6.0 million, respectively. Performance-based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

MPF 35. Under MPF 35, the FLA is equal to a specified percentage of the amount of loans funded in the Master Commitment. Loan losses not covered by PMI, but not to exceed the FLA, are recorded as losses by the Bank. Losses in excess of FLA are allocated to the PFI under its CE obligation. The PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Losses incurred by the Bank up to its exposure under the FLA may be recaptured through recovery of future performance-based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE amounts are recorded as losses by the Bank.

MPF Original. Under MPF Original, the FLA is zero on the day the first loan is purchased and increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by PMI, but not to exceed the FLA, are recorded as losses by the Bank. Losses in excess of FLA are allocated to the PFI under its CE obligation for each pool of loans. The PFI is paid a fixed CE fee for providing this CE obligation. Loan losses in excess of both the FLA and the CE amount are recorded as losses by the Bank.

MPF Plus. MPF Plus has the same structure as MPF 35, with the exception of the PFI’s CE obligation. Under MPF Plus, the PFI may obtain an SMI policy to cover its CE obligation to the Bank. If applicable, the SMI policy has a deductible that approximates the FLA. Since 2016, the Bank has not offered the MPF Plus product.

The following table presents the outstanding balances in the FLAs for the MPF Original, MPF Plus, and MPF 35 products.

(in millions)	MPF 35	MPF Original	MPF Plus	Total
December 31, 2021	$16.1	$7.3	$15.0	$38.4
December 31, 2020	13.2	6.7	15.3	35.2

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2021, five of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of December 31, 2021, all of the SMI exposure is fully collateralized.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2021 was $10.3 million and $3.2 million, respectively. The corresponding amounts at December 31, 2020 were $30.0 million and $8.9 million.

BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8. in this Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.2 million at December 31, 2021 and $3.1 million at December 31, 2020.

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

    The Bank uses either Chicago Mercantile Exchange (CME) or LCH Ltd as the Clearing House for all its cleared derivative transactions. Variation margin payments are characterized as daily settlement payments, rather than collateral. Initial margin is considered cash collateral. The Bank is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements, daily settlement and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements.

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of December 31, 2021. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2021.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at December 31, 2021 and December 31, 2020.

(in millions)	December 31, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	$16,504.7	$—	$182.5	$182.5
Liability positions with credit exposure:
Uncleared derivatives
A	$1,435.0	$(6.7)	$6.9	$0.2
BBB	1,241.9	(5.8)	5.9	0.1
Total derivative positions with credit exposure to non-member counterparties	$19,181.6	$(12.5)	$195.3	$182.8
Member institutions (2)	24.8	—	—	—
Total	$19,206.4	$(12.5)	$195.3	$182.8
Derivative positions without credit exposure	8,505.6
Total notional	$27,712.0

(in millions)	December 31, 2020
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$805.0	$0.3	$—	$0.3
Cleared derivatives	16,077.1	—	135.6	135.6
Liability positions with credit exposure:
Uncleared derivatives
A	$27.3	$(0.3)	$0.5	$0.2
BBB	234.2	(1.0)	1.2	0.2
Total derivative positions with credit exposure to non-member counterparties	$17,143.6	$(1.0)	$137.3	$136.3
Member institutions (2)	60.6	0.7	—	0.7
Total	$17,204.2	$(0.3)	$137.3	$137.0
Derivative positions without credit exposure	237.8
Total notional	$17,442.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after December 31, 2021. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P as of December 31, 2021. These ratings measure the likelihood of timely payment of principal and interest. See Note 9 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

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

The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $15.7 billion at both December 31, 2021 and December 31, 2020.

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

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During 2021, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, including funding indexed to SOFR. This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at December 31, 2021.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets meeting the negative pledge requirement are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; and (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates. The Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $3.8 billion at December 31, 2021 and $4.1 billion at December 31, 2020. The FHLBanks will continue to be required to operate individually and collectively to ensure that consolidated obligations maintain a high level of acceptance and are perceived by investors as presenting a low level of credit risk.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 5.2% at December 31, 2021 and 5.8% at December 31, 2020 of the total FHLBank System consolidated obligations.

	December 31, 2021			December 31, 2020
		Discount			Discount
(in millions - par value)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$46,445.6	$25,507.0	$71,952.6	$59,331.9	$25,389.0	$84,720.9
Boston	26,725.2	2,275.5	29,000.7	21,363.6	12,879.8	34,243.4
Chicago	63,602.8	24,564.6	88,167.4	42,472.1	48,653.9	91,126.0
Cincinnati	24,589.4	29,844.0	54,433.4	31,951.0	27,502.7	59,453.7
Dallas	44,773.4	11,004.4	55,777.8	36,987.0	22,175.7	59,162.7
Des Moines	55,078.5	22,355.0	77,433.5	51,929.6	27,350.0	79,279.6
Indianapolis	42,550.3	12,117.8	54,668.1	43,245.6	16,620.5	59,866.1
New York	54,514.7	42,204.4	96,719.1	68,906.5	57,668.7	126,575.2
Pittsburgh	23,135.4	10,494.9	33,630.3	33,750.2	9,512.3	43,262.5
San Francisco	22,862.2	23,988.7	46,850.9	44,389.4	16,216.7	60,606.1
Topeka	37,658.3	6,569.6	44,227.9	37,592.5	10,883.6	48,476.1
Total FHLBank System	$441,935.8	$210,925.9	$652,861.7	$471,919.4	$274,852.9	$746,772.3

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

Business areas, retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has an effective operational risk management framework, which includes quantitative and qualitative key risk indicators, as well as a Bank-wide compliance program designed to promote awareness of compliance requirements and monitor compliance activities. Some operational risk may also result from external factors, such as the failure of other parties with which the Bank conducts business to adequately address their own operational risks (see additional discussion below). In addition, the Bank’s Internal Audit department reports directly to the Audit Committee of the Board and regularly monitors compliance with established policies and procedures.

The Bank also experiences ongoing operational risks that are similar to those of other large financial institutions. The Bank relies on third-party vendors and other service providers for ongoing support of business activities. Disruption or failure of service or breach of security at one of these suppliers could impact the Bank’s ability to conduct business or expose the Bank to financial loss, loss of intellectual property, or confidential information. The Bank has processes in place to manage vendor and third-party risks. The Bank is also exposed to the risk that a catastrophic event could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate these risks, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from its headquarters. The Bank also has a reciprocal backup agreement in place with another FHLBank to provide its members short-term loans and debt servicing in the event that Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

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

While the Bank’s business operations have not been significantly disrupted to date, they may be disrupted if significant portions of the Bank’s workforce are unable to work effectively due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. The Bank is reliant on third-party vendors who are also impacted by the COVID-19 pandemic. Vendor personnel may be working remotely and/or the vendors could have a shortage of personnel. The Bank has not materially experienced this during the pandemic to date and continues to monitor vendors, for factors such as disruption or delays which could impact the Bank’s operating results, and the Bank’s ability to provide services to the membership.

Business Risk. Business risk is the possibility of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, enhanced liquidity at member institutions due to governmental programs, lower interest rates, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, changes that could occur as a result of new legislation, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s various Risk Management Committees monitor economic indicators and the external environment in which the Bank operates for alignment with the Bank's risk appetite. A discussion of various Bank risks is also included in Item 1A. Risk Factors in this Form 10-K.

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

    The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of December 31, 2021.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$60.0	$93.1	$153.1
Investments:
MBS	8.5	4,680.5	4,689.0
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	3,507.6	1,976.0	5,483.6
Uncleared	23.6	25.9	49.5
Total Principal/Notional Amounts	$3,599.7	$6,775.5	$10,375.2

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$25.0	$—	$25.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	550.5	60.0	610.5
Uncleared	25.0	—	25.0
Total Principal/Notional Amounts	$600.5	$60.0	$660.5

    To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. The Bank has also added or adjusted fallback language in advance contracts with its members. Similarly, fallback language has been added to consolidated obligation agreements. As to investments held by the Bank that are tied to LIBOR, the Bank is monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

The Bank is assessing its operational readiness including potential effects on core Bank systems. From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing OIS and SOFR indexed derivatives as alternative interest rate hedging strategies. The Bank is no longer issuing new financial instruments indexed to LIBOR. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of December 31, 2021.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$153.1	$5.2	$—	$84.9	$243.2
Investments:
MBS	4,689.0	316.8	—	77.3	5,083.1
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	5,533.1	8,912.7	1,031.9	—	15,477.7
Total Principal/Notional Amounts	$10,375.2	$9,234.7	$1,031.9	$162.2	$20,804.0

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated obligations	$25.0	$925.0	$—	$—	$950.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	635.5	9,574.0	995.0	—	11,204.5
Total Principal/Notional Amounts	$660.5	$10,499.0	$995.0	$—	$12,154.5

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2021, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Pittsburgh

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Pittsburgh (the “FHLBank”) as of December 31, 2021 and 2020 and the related statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 7 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2021 was $27.7 billion, of which 92% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $182.9 million and $5.8 million, respectively. The fair values of interest-rate related derivatives and hedged items are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow analysis uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rate, forward interest rate, and volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the method, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 9, 2022

We have served as the FHLBank’s auditor since 1990.

Federal Home Loan Bank of Pittsburgh
Statements of Income

	Year Ended December 31,
(in thousands)	2021	2020	2019
Interest income:
Advances	$139,905	$625,473	$1,871,151
Interest-bearing deposits	1,038	6,474	38,602
Securities purchased under agreements to resell	587	8,220	33,411
Federal funds sold	2,706	28,331	152,502
Trading securities	14,182	48,208	62,258
Available-for-sale (AFS) securities	96,438	166,842	275,427
Held-to-maturity (HTM) securities	32,967	54,976	83,523
Mortgage loans held for portfolio	126,360	155,271	170,136
Total interest income	414,183	1,093,795	2,687,010
Interest expense:
Consolidated obligations - discount notes	6,701	179,597	601,223
Consolidated obligations - bonds	222,781	530,962	1,603,336
Deposits	311	1,851	11,261
Mandatorily redeemable capital stock and other borrowings	3,732	16,602	17,348
Total interest expense	233,525	729,012	2,233,168
Net interest income	180,658	364,783	453,842
Provision (reversal) for credit losses	(2,146)	4,383	1,263
Net interest income after provision (reversal) for credit losses	182,804	360,400	452,579
Noninterest income (loss):
Net OTTI losses	—	—	(570)
Net gains (losses) on investment securities (Note 4)	(21,440)	47,327	18,705
Net gains (losses) on derivatives (Note 7)	5,893	(90,910)	(39,795)
Standby letters of credit fees	23,632	22,077	21,827
Other, net	4,280	2,300	2,859
Total noninterest income (loss)	12,365	(19,206)	3,026
Other expense:
Compensation and benefits	48,787	52,252	50,659
Other operating	39,528	40,814	38,441
Finance Agency	6,124	7,304	6,671
Office of Finance	4,715	5,149	5,769
Total other expense	99,154	105,519	101,540
Income before assessments	96,015	235,675	354,065
Affordable Housing Program (AHP) assessment (Note 10)	9,974	25,227	37,140
Net income	$86,041	$210,448	$316,925

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income	$86,041	$210,448	$316,925
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(28,577)	46,733	35,268
Net non-credit portion of OTTI gains (losses) on AFS securities	—	—	(13,429)
Reclassification of net (gains) included in net income relating to hedging activities	—	(149)	(27)
Pension and post-retirement benefits	1,442	(1,084)	(3,132)
Total other comprehensive income (loss)	(27,135)	45,500	18,680
Comprehensive income	$58,906	$255,948	$335,605

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition

	December 31,
(in thousands)	2021	2020
ASSETS
Cash and due from banks (Note 3)	$428,190	$1,036,459
Interest-bearing deposits (Note 4)	528,476	956,628
Securities purchased under agreements to resell (Note 4)	1,670,000	600,000
Federal funds sold (Note 4)	1,975,000	1,850,000
Investment securities: (Note 4)
Trading securities	243,262	1,156,003
AFS securities, net; amortized cost of $12,354,656 and $9,335,210	12,467,293	9,476,385
HTM securities; fair value of $1,248,363 and $2,557,128	1,213,872	2,483,730
Total investment securities	13,924,427	13,116,118
Advances (Note 5)	14,124,375	24,971,119
Mortgage loans held for portfolio, net (Note 6)	4,676,183	4,886,207
Banking on Business (BOB) loans, net	22,501	21,236
Accrued interest receivable	74,660	90,702
Derivative assets (Note 7)	182,853	137,042
Other assets	44,609	47,380
Total assets	$37,651,274	$47,712,891

LIABILITIES AND CAPITAL
Liabilities
Deposits (Note 8)	$1,087,507	$923,371
Consolidated obligations (Note 9)
Discount notes	10,493,617	9,510,085
Bonds	23,105,738	33,854,754
Total consolidated obligations	33,599,355	43,364,839
Mandatorily redeemable capital stock (Note 11)	22,457	142,807
Accrued interest payable	59,123	64,950
AHP payable (Note 10)	81,152	102,186
Derivative liabilities (Note 7)	5,845	4,459
Other liabilities	60,183	68,361
Total liabilities	34,915,622	44,670,973
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding shares 12,270 and 15,278	1,227,050	1,527,841
Retained earnings:
Unrestricted	941,033	919,373
Restricted	457,378	457,378
Total retained earnings	1,398,411	1,376,751
Accumulated Other Comprehensive Income (AOCI)	110,191	137,326
Total capital	2,735,652	3,041,918
Total liabilities and capital	$37,651,274	$47,712,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$86,041	$210,448	$316,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/ (accretion)	10,329	(35,881)	(75,948)
Net change in derivative and hedging activities	288,817	(159,506)	(284,511)
Net change in fair value adjustments on trading securities	21,440	—	—
Other adjustments, net	(237)	6,399	3,846
Net change in:
Trading securities	—	2,475,647	(2,350,597)
Accrued interest receivable	16,033	102,814	40,781
Other assets	(677)	(2,178)	(7,251)
Accrued interest payable	(5,827)	(140,178)	(21,414)
Other liabilities	(29,237)	(9,035)	16,804
Net cash provided by (used in) operating activities	$386,682	$2,448,530	$(2,361,365)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $447, $(683) and $238 (to)/from other FHLBanks)	$317,376	$520,307	$662,920
Securities purchased under agreements to resell	(1,070,000)	1,600,000	(1,200,000)
Federal funds sold	(125,000)	1,920,000	970,000
Trading securities:
Proceeds	1,285,605	—	—
Purchases	(399,875)	—	—
AFS securities:
Proceeds	2,297,968	2,413,475	2,115,531
Purchases	(5,434,624)	(659,400)	(5,364,087)
HTM securities:
Proceeds	1,763,964	1,637,219	1,716,232
Purchases	(500,000)	(1,728,986)	(1,026,982)
Advances:
Repaid	29,551,622	335,084,344	1,052,295,531
Originated	(18,907,336)	(294,368,775)	(1,035,138,092)
Mortgage loans held for portfolio:
Proceeds	1,503,302	1,568,005	639,308
Purchases	(1,325,564)	(1,366,335)	(1,311,077)
Other investing activities, net	(1,751)	(220)	2,699
Net cash provided by (used in) investing activities	$8,955,687	$46,619,634	$14,361,983

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2021	2020	2019
FINANCING ACTIVITIES
Net change in deposits	$163,300	$342,926	$189,283
Net proceeds from issuance of consolidated obligations:
Discount notes	172,798,211	259,821,983	454,063,438
Bonds	23,090,138	42,113,093	69,344,940
Payments for maturing and retiring consolidated obligations:
Discount notes	(171,813,150)	(273,411,300)	(467,767,787)
Bonds	(33,703,615)	(75,032,150)	(66,960,735)
Proceeds from issuance of capital stock	846,208	2,902,031	6,451,262
Payments for repurchase/redemption of capital stock	(1,145,930)	(4,389,729)	(7,061,961)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(121,419)	(240,225)	(42,073)
Cash dividends paid	(64,381)	(168,365)	(266,815)
Partial recovery of prior capital distribution to Financing Corporation	—	8,541	—
Net cash provided by (used in) financing activities	$(9,950,638)	$(48,053,195)	$(12,050,448)
Net increase (decrease) in cash and due from banks	$(608,269)	$1,014,969	$(49,830)
Cash and due from banks at beginning of the period	1,036,459	21,490	71,320
Cash and due from banks at end of the period	$428,190	$1,036,459	$21,490
Supplemental disclosures:
Cash activities:
Interest paid	$280,039	$897,787	$2,351,624
AHP payments, net	31,008	35,330	24,429
Non-cash activities:
Capital stock reclassified to mandatorily redeemable capital stock	1,069	39,457	361,549
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2018	40,272	$4,027,244	$924,001	$351,903	$1,275,904	$73,146	$5,376,294
Comprehensive income	—	—	253,540	63,385	316,925	18,680	335,605
Issuance of capital stock	64,512	6,451,262	—	—	—	—	6,451,262
Repurchase/redemption of capital stock	(70,619)	(7,061,961)	—	—	—	—	(7,061,961)
Shares reclassified to mandatorily redeemable capital stock	(3,615)	(361,549)	—	—	—	—	(361,549)
Cash dividends	—	—	(266,815)	—	(266,815)	—	(266,815)
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2019	30,550	$3,054,996	$910,726	$415,288	$1,326,014	$91,826	$4,472,836
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13	—	—	113	—	113	—	113
Comprehensive income (loss)	—	—	168,358	42,090	210,448	45,500	255,948
Issuance of capital stock	29,020	2,902,031	—	—	—	—	2,902,031
Repurchase/redemption of capital stock	(43,898)	(4,389,729)	—	—	—	—	(4,389,729)
Shares reclassified to mandatorily redeemable capital stock	(394)	(39,457)	—	—	—	—	(39,457)
Partial recovery of prior capital distribution to Financing Corporation			8,541		8,541		8,541
Cash dividends	—	—	(168,365)	—	(168,365)	—	(168,365)
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income	—	—	86,041	—	86,041	(27,135)	58,906
Issuance of capital stock	8,462	846,208	—	—	—	—	846,208
Repurchase/redemption of capital stock	(11,459)	(1,145,930)	—	—	—	—	(1,145,930)
Shares reclassified to mandatorily redeemable capital stock	(11)	(1,069)	—	—	—	—	(1,069)
Cash dividends	—	—	(64,381)	—	(64,381)	—	(64,381)
December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652

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

All members must purchase capital stock in the Bank. The amount of capital stock a member owns is based on membership requirements (membership asset value) and activity requirements (i.e., outstanding advances, letters of credit, and the principal balance of residential mortgage loans sold to the Bank). The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 13 - Transactions with Related Parties for additional information.

The Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). The Finance Agency’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source for liquidity and funding for the housing finance market throughout the economic cycle. Each FHLBank operates as a separate entity with its own management, employees and board of directors.

As provided by the Federal Home Loan Bank Act (FHLBank Act) and applicable regulations, consolidated obligations are joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the Mortgage Partnership Finance® (MPF®) Program and purchase certain investments. See Note 9 - Consolidated Obligations for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement with the Federal Reserve.

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

Available-for-Sale (AFS). Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI. For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income within the “AFS securities” section together with the related change in the fair value of the derivative and records the remainder of the change in the fair value of the investment in AOCI as “Net unrealized gains (losses) on AFS securities.”

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

Notes to Financial Statements (continued)

HTM ACL: Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. The ACL excludes uncollectible accrued interest receivable, which is measured separately. There was no ACL recorded on the Bank’s HTM securities at December 31, 2021 or December 31, 2020. See Note 4 - Investments for details on the allowance methodologies relating to HTM securities.

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. In the event that a new advance is issued in connection with a prepayment of an outstanding advance, but the new advance does not qualify as a modification of an existing advance, any prepayment fee, net of hedging activities, is recorded in “Advances” in the interest income section of the Statement of Income. If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging activities, is deferred and amortized using the contractual method.

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

Notes to Financial Statements (continued)
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

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as TDRs was signed into law. Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of COVID-19 (COVID-related modifications)

Notes to Financial Statements (continued)
granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to January 1, 2022. Beginning in the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act.

Collateral-Dependent Loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the underlying collateral. Loans that are considered collateral-dependent are measured for credit loss based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as a charge-off.

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

Notes to Financial Statements (continued)

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments, that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank’s income, but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes the net interest settlements and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated in fair value hedging relationships are recognized as adjustments to the income or expense of the designated hedged item.

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the

Notes to Financial Statements (continued)
embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (pursuant to an economic hedge) when the Bank determines that certain criteria are met. The Bank had no embedded derivatives requiring separation from the host contract at December 31, 2021 or 2020.

    Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from 1 year to 10 years . The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Premises, software and equipment are included in “Other assets” on the Statement of Condition. The Bank includes gains and losses on the disposal of premises, software and equipment in “Other noninterest income (loss).”

At December 31, 2021 and 2020, premises, software, and equipment, net of accumulated depreciation and amortization were $7.9 million and $8.8 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the related depreciation and amortization expense was $3.3 million, $2.9 million, and $3.3 million, respectively.

    Hosting arrangements, also known as Software as a Service (SaaS), are assessed for whether they should be accounted for as software or a service contract. SaaS accounted for as a service contract is expensed as incurred, which could result in the SaaS being recognized as a prepaid asset and recorded in Other assets on the Statement of Condition, if appropriate. Implementation costs related to SaaS are recorded as software. At December 31, 2021 and 2020, SaaS accounted for as a service contract was immaterial.

    Leases. The Bank leases office space and other facilities, as well as office equipment to run its business operations. The Bank recognizes its lease right-of-use assets in Other assets and the related lease liabilities in Other liabilities in its Statement of Condition. The Bank has elected to account for the lease and non-lease components of its real estate, including leasehold improvement, asset class as a single lease component. The Bank has also elected not to recognize leases with a term of 12 months on the Statement of Condition.

    At December 31, 2021 and 2020, lease right-of-use assets were $5.7 million and $8.2 million, respectively, and lease liabilities were $5.9 million and $8.6 million, respectively. The Bank recognized operating lease costs in the Other operating expense line of the Statement of Income of $1.9 million, $2.0 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Notes to Financial Statements (continued)
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

Restricted Retained Earnings (RRE). In accordance with the Joint Capital Enhancement Agreement (JCEA) entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account until the account balance equals at least 1% of the Bank’s average balance of outstanding consolidated obligations for the current quarter. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. These restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition. See Note 11 - Capital for more information.

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

AHP. The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- and low- or moderate-income households. The Bank charges the required funding for AHP to earnings and establishes a liability. As allowed per AHP regulations, the Bank can elect to allot fundings based on future periods’ required AHP contributions (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise be unable to do so based on its normal funding mechanism.

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

Notes to Financial Statements (continued)
Note 2 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank adopted the following new accounting standard during the year ended December 31, 2021.

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
		This ASU was effective for the Bank beginning January 1, 2021 and was applied on a prospective basis for existing or newly purchased callable debt securities.	The adoption of this ASU did not have a significant impact on the Bank's financial statements.

The Bank did not have any recently issued accounting standards which may have an impact on the Bank.

Note 3 – Cash and Due from Banks

    Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank (FRB). The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2021 and December 31, 2020 were $350.0 million and $172.8 million, respectively.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

Securities purchased under agreements to resell are secured investments. Securities purchased under agreements to resell are generally transacted on an overnight term and have standard market practices that include collateral maintenance provisions. As such, they are evaluated regularly to determine that the securities purchased under agreements to resell are fully collateralized. The counterparty is required to deliver additional collateral if the securities purchased under agreements to resell become under-collateralized, generally by the next business day. The Bank had no balance as of December 31, 2021.

At December 31, 2021 and December 31, 2020, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at December 31, 2021 and December 31, 2020. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At December 31, 2021, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

Trading Securities. The following table presents the fair value of trading securities by major security type at December 31, 2021 and December 31, 2020.

(in thousands)	December 31, 2021	December 31, 2020
U.S. Treasury obligations	$—	$899,421
GSE obligations	243,262	256,582
Total	$243,262	$1,156,003

The following table presents net gains (losses) on trading securities for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
(in thousands)	2021	2020	2019
Net unrealized gains (losses) on trading securities held at year-end	$(13,423)	$22,099	$16,197
Net gains (losses) on trading securities sold/matured during the year	(8,017)	25,228	2,508
Net gains (losses) on trading securities	$(21,440)	$47,327	$18,705

Notes to Financial Statements (continued)

AFS Securities. The following tables presents AFS securities by major security type at December 31, 2021 and December 31, 2020.

	December 31, 2021
(in thousands)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,069,716	$—	$6,213	$(697)	5,075,232
GSE and TVA obligations	1,449,717	—	43,935	—	1,493,652
State or local agency obligations	198,775	—	8,422	—	207,197
Total non-MBS	$6,718,208	$—	$58,570	$(697)	$6,776,081
MBS:
U.S. obligations single-family	$394,985	$—	$3,876	$(54)	$398,807
GSE single-family	2,075,683	—	18,377	(991)	2,093,069
GSE multifamily	3,001,730	—	4,526	(1,345)	3,004,911
Private label	164,050	(2,378)	32,826	(73)	194,425
Total MBS	$5,636,448	$(2,378)	$59,605	$(2,463)	$5,691,212
Total AFS securities	$12,354,656	$(2,378)	$118,175	$(3,160)	$12,467,293

	December 31, 2020
(in thousands)	Amortized Cost(1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE and TVA obligations	$1,590,661	$—	$53,072	$—	$1,643,733
State or local agency obligations	227,248	—	14,382	—	241,630
Total non-MBS	$1,817,909	$—	$67,454	$—	$1,885,363
MBS:
U.S. obligations single-family	$595,215	$—	$6,994	$(61)	$602,148
GSE single-family	3,237,124	—	25,969	(213)	3,262,880
GSE multifamily	3,466,937	—	10,235	(3,778)	3,473,394
Private label	218,025	(2,417)	37,149	(157)	252,600
Total MBS	$7,517,301	$(2,417)	$80,347	$(4,209)	$7,591,022
Total AFS securities	$9,335,210	$(2,417)	$147,801	$(4,209)	$9,476,385
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $22.8 million and $16.9 million at December 31, 2021 and December 31, 2020.

Notes to Financial Statements (continued)
The following tables summarize the AFS securities with unrealized losses as of December 31, 2021 and December 31, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$586,346	$(697)	$—	$—	$586,346	$(697)
MBS:
U.S. obligations single-family	$20,188	$(54)	$—	$—	$20,188	$(54)
GSE single-family	188,235	(991)	—	—	188,235	(991)
GSE multifamily	634,032	(517)	524,002	(828)	1,158,034	(1,345)
Private label	—	—	2,476	(73)	2,476	(73)
Total MBS	$842,455	$(1,562)	$526,478	$(901)	$1,368,933	$(2,463)
Total	$1,428,801	$(2,259)	$526,478	$(901)	$1,955,279	$(3,160)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
U.S. obligations single-family	$8,591	$(17)	$25,713	$(44)	$34,304	$(61)
GSE single-family	54,657	(21)	217,942	(192)	272,599	(213)
GSE multifamily	156,006	(70)	2,276,207	(3,708)	2,432,213	(3,778)
Private label	1,767	(10)	2,631	(147)	4,398	(157)
Total MBS	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)
Total	$221,021	$(118)	$2,522,493	$(4,091)	$2,743,514	$(4,209)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$554,080	$555,481	$73,115	$73,276
Due after one year through five years	3,281,393	3,289,730	570,540	581,853
Due after five years through ten years	2,685,727	2,723,861	789,408	820,239
Due after ten years	197,008	207,009	384,846	409,995
Total non-MBS	6,718,208	6,776,081	1,817,909	1,885,363
MBS	5,636,448	5,691,212	7,517,301	7,591,022
Total AFS securities	$12,354,656	$12,467,293	$9,335,210	$9,476,385

Notes to Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest payment terms at December 31, 2021 and December 31, 2020.

(in thousands)	December 31, 2021	December 31, 2020
Amortized cost of AFS non-MBS:
Fixed-rate	$6,718,208	$1,817,909
Variable-rate	—	—
Total non-MBS	$6,718,208	$1,817,909
Amortized cost of AFS MBS:
Fixed-rate	$765,556	$1,382,062
Variable-rate	4,870,892	6,135,239
Total MBS	$5,636,448	$7,517,301
Total amortized cost of AFS securities	$12,354,656	$9,335,210

HTM Securities. The following tables presents HTM securities by major security type at December 31, 2021 and December 31, 2020.

	December 31, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$83,154	$1,029	$—	$84,183
GSE single-family	566,032	7,597	(7,978)	565,651
GSE multifamily	494,472	33,651	—	528,123
Private label	70,214	710	(518)	70,406
Total MBS	$1,213,872	$42,987	$(8,496)	$1,248,363
Total HTM securities (2)	$1,213,872	$42,987	$(8,496)	$1,248,363

	December 31, 2020
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$750,000	$77	$—	$750,077
MBS:
U.S. obligations single-family	120,539	1,213	—	121,752
GSE single-family	989,824	20,337	(1,053)	1,009,108
GSE multifamily	530,240	53,555	—	583,795
Private label	93,127	582	(1,313)	92,396
Total MBS	$1,733,730	$75,687	$(2,366)	$1,807,051
Total HTM securities (2)	$2,483,730	$75,764	$(2,366)	$2,557,128
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $2.7 million and $4.1 million at December 31, 2021 and December 31, 2020.
(2) No ACL was recorded for these securities as of December 31, 2021 and December 31, 2020.

Notes to Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2021 and December 31, 2020 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$—	$—	$750,000	$750,077
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total non-MBS	—	—	750,000	750,077
MBS	1,213,872	1,248,363	1,733,730	1,807,051
Total HTM securities	$1,213,872	$1,248,363	$2,483,730	$2,557,128

Interest Rate Payment Terms. The following table details interest rate payment terms at December 31, 2021 and December 31, 2020.

(in thousands)	December 31, 2021	December 31, 2020
Amortized cost of HTM non-MBS:
Fixed-rate	$—	$750,000
Variable-rate	—	—
Total non-MBS	$—	$750,000
Amortized cost of HTM MBS:
Fixed-rate	$1,042,367	$1,493,149
Variable-rate	171,505	240,581
Total MBS	$1,213,872	$1,733,730
Total HTM securities	$1,213,872	$2,483,730

    Debt Securities ACL. For HTM securities, there was no ACL at December 31, 2021 and December 31, 2020. For AFS securities, the Bank recorded an ACL only on its private label MBS at December 31, 2021 and December 31, 2020.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the years ended December 31, 2021 and December 31, 2020.

	Private Label MBS
(in thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$2,417	$—
Increases (decreases) for securities with a previous ACL or OTTI recorded	(36)	2,417
Reductions for securities sold or matured during the period	(3)	—
Balance, end of period	$2,378	$2,417

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at December 31, 2021, the Bank employs the following methodologies by major security type.

Certificates of Deposits. The Bank invests in short-term investments, such as certificates of deposits, primarily to manage liquidity. The Bank’s certificates of deposits, which are unsecured, have original contractual maturities of one year or less. The Bank only purchases certificates of deposits considered investment quality. The Bank did not own certificates of deposits at December 31, 2021. Due to their short duration, high credit quality, and insignificant expected credit losses, no ACL was recorded on certificates of deposits at December 31, 2020.

Notes to Financial Statements (continued)

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at December 31, 2021 and December 31, 2020.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At December 31, 2021, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

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

    The Bank only purchases state or local agency obligations considered investment quality. At December 31, 2021, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At December 31, 2021 and December 31, 2020, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of December 31, 2021, 21.1% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate at December 31, 2021 and December 31, 2020.

(dollars in thousands)	December 31, 2021		December 31, 2020
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,539,301	1.60%	$14,760,790	0.84%
Due after 1 year through 2 years	2,076,494	1.59	5,878,635	2.25
Due after 2 years through 3 years	2,031,671	1.36	1,584,471	2.08
Due after 3 years through 4 years	1,031,294	1.97	1,126,992	1.85
Due after 4 years through 5 years	222,058	1.43	1,163,781	1.91
Thereafter	178,399	2.60	210,220	2.55
Total par value	$14,079,217	1.60%	$24,724,889	1.37%
Deferred prepayment fees	(1,405)		(3,673)
Hedging adjustments	46,563		249,903
Total book value (1)	$14,124,375		$24,971,119
Notes:
(1) Amounts exclude accrued interest receivable of $24.7 million and $36.6 million as of December 31, 2021 and December 31, 2020.

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

At December 31, 2021 and December 31, 2020, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Notes to Financial Statements (continued)
The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of December 31, 2021 and December 31, 2020.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Due in 1 year or less	$8,579,301	$14,860,790	$8,559,301	$14,780,790
Due after 1 year through 2 years	2,076,494	5,818,635	2,070,494	5,878,635
Due after 2 years through 3 years	1,991,671	1,584,471	2,026,671	1,578,471
Due after 3 years through 4 years	1,031,294	1,086,992	1,022,294	1,121,992
Due after 4 years through 5 years	222,058	1,163,781	222,058	1,154,781
Thereafter	178,399	210,220	178,399	210,220
Total par value	$14,079,217	$24,724,889	$14,079,217	$24,724,889

Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of December 31, 2021 and December 31, 2020.

(in thousands)	December 31, 2021	December 31, 2020
Fixed-rate – overnight	$64,000	$37,225
Fixed-rate – term:
Due in 1 year or less	8,325,202	6,658,991
Thereafter	5,446,816	9,810,998
Total fixed-rate	$13,836,018	$16,507,214
Variable-rate:
Due in 1 year or less	150,099	8,064,575
Thereafter	93,100	153,100
Total variable-rate	$243,199	$8,217,675
Total par value	$14,079,217	$24,724,889

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of December 31, 2021, the Bank had advances of $9.0 billion outstanding to the five largest borrowers, which represented 64.0% of the total principal amount of advances outstanding. Of these five, one had outstanding advance balances that were in excess of 10% of the total portfolio at December 31, 2021.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At December 31, 2021 and December 31, 2020, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At December 31, 2021 and December 31, 2020, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at December 31, 2021 or December 31, 2020.

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

The following table presents balances as of December 31, 2021 and December 31, 2020 for mortgage loans held for portfolio.

(in thousands)	December 31, 2021	December 31, 2020
Fixed-rate long-term single-family mortgages (1)	$4,417,532	$4,610,761
Fixed-rate medium-term single-family mortgages (1)	173,195	181,535
Total par value	4,590,727	4,792,296
Premiums	84,155	87,424
Discounts	(1,769)	(2,439)
Hedging adjustments	6,482	13,898
Total mortgage loans held for portfolio (2)	4,679,595	4,891,179
Allowance for credit losses on mortgage loans	(3,412)	(4,972)
Mortgage loans held for portfolio, net	$4,676,183	$4,886,207
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $22.2 million at December 31, 2021 and $25.7 million at December 31, 2020.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of December 31, 2021 and December 31, 2020.

(in thousands)	December 31, 2021	December 31, 2020
Conventional loans	$4,460,732	$4,633,848
Government-guaranteed/insured loans	129,995	158,448
Total par value	$4,590,727	$4,792,296

Purchases, Sales and Reclassifications. During 2021 and 2020, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Notes to Financial Statements (continued)
Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at December 31, 2021 and December 31, 2020.

	December 31, 2021
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$11,473	$16,502	$27,975
Past due 60-89 days	2,785	4,517	7,302
Past due 90 days or more	9,311	16,455	25,766
Total past due loans	$23,569	$37,474	$61,043
Current loans	1,115,681	3,369,710	4,485,391
Total conventional loans	$1,139,250	$3,407,184	$4,546,434

	December 31, 2020
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$14,211	$26,825	$41,036
Past due 60-89 days	5,719	10,950	16,669
Past due 90 days or more	18,070	61,185	79,255
Total past due loans	$38,000	$98,960	$136,960
Current loans	1,132,774	3,458,941	4,591,715
Total conventional loans	$1,170,774	$3,557,901	$4,728,675
Note:
(1) The amortized cost at December 31, 2021 and December 31, 2020 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at December 31, 2021 and December 31, 2020.

	December 31, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$2,906	$1,007	$3,913
Serious delinquency rate (2)	0.6%	2.4%	0.6%
Past due 90 days or more still accruing interest	$—	$3,129	$3,129
Loans on nonaccrual status	$29,890	$—	$29,890

	December 31, 2020
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$8,238	$1,667	$9,905
Serious delinquency rate (2)	1.7%	3.7%	1.8%
Past due 90 days or more still accruing interest	$—	$5,483	$5,483
Loans on nonaccrual status	$91,201	$—	$91,201
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

The estimated credit loss on collateral dependent loans is charged-off against the reserve. However, if the estimated loss can be recovered through CE, a receivable is established, resulting in a net charge-off. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. The expected credit loss of a collateral dependent mortgage loan to determine the charge-off is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The estimate of the expected credit losses includes coverage of certain losses by PMI, if applicable. The estimated fair value of the collateral is determined based on a value provided by a third-party’s retail-based Automated Valuation Model (AVM). The Bank adjusts the AVM based on the amount it has historically received on liquidations. Expected recoveries of prior charge-offs, as determined by a third-party model, if any, are included in the allowance for credit losses.

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

Conventional MPF - Rollforward of ACL

(in thousands)	2021	2020	2019
Balance, beginning of period	$4,972	$7,832	$7,309
Adjustment for cumulative effect of accounting change - adoption of ASU 2016-13(1)	—	(3,875)	—
(Charge-offs) Recoveries, net (2)	1,009	(727)	(138)
Provision (reversal) for credit losses	(2,569)	1,742	661
Balance, December 31	$3,412	$4,972	$7,832
Note:
(1) As a result of adopting ASU 2016-13, the reduction to the Bank's ACL of $3.9 million was largely offset by a reversal of CE receivable of $3.8 million, resulting in a net impact of adoption of $0.1 million.
(2) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or -Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural

Notes to Financial Statements (continued)
Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or -insured mortgage loans at December 31, 2021 or December 31, 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.4 million and $0.8 million of REO reported in Other assets on the Statement of Condition at December 31, 2021 and December 31, 2020, respectively.

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

Types of Derivatives. The Bank’s Risk Governance Policy establishes guidelines for its use of derivatives. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•interest rate swaps
•interest rate swaptions
•interest rate caps or floors; and
•futures and forward contracts

Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate indexes received or paid by the Bank on derivatives are LIBOR, SOFR or Overnight Index Swap (OIS).

Swaptions. A swaption is an option that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future

Notes to Financial Statements (continued)
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

	December 31, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,597,234	$1,061	$70,643
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,084,988	$27	$3,046
Interest rate caps or floors	1,005,000	1,357	—
Mortgage delivery commitments	24,822	2	131
Total derivatives not designated as hedging instruments:	$2,114,810	$1,386	$3,177
Total derivatives before netting and collateral adjustments	$27,712,044	$2,447	$73,820
Netting adjustments and cash collateral (1)		180,406	(67,975)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$182,853	$5,845

	December 31, 2020
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,307,383	$1,494	$5,193
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,868,988	$71	$2,386
Interest rate caps or floors	1,205,000	1,173	—
Mortgage delivery commitments	60,622	675	11
Total derivatives not designated as hedging instruments	$3,134,610	$1,919	$2,397
Total derivatives before netting and collateral adjustments	$17,441,993	$3,413	$7,590
Netting adjustments and cash collateral (1)		133,629	(3,131)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$137,042	$4,459
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $248.7 million for December 31, 2021 and $137.9 million for December 31, 2020. Cash collateral received was $0.3 million for December 31, 2021 and $1.1 million for December 31, 2020.

Notes to Financial Statements (continued)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, which also includes amortization of basis adjustments related to hedged items in discontinued fair value hedge relationships and the impact of those derivatives on the Bank’s net interest income. Also included is the amortization of basis adjustments related to mortgage delivery commitments, which are characterized as derivatives, but are not designated in fair value hedge relationships.

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2021
Hedged item type:
Advances	$203,228	$(203,344)	$(140,979)	$(141,095)	$139,905
AFS securities	121,467	(119,855)	(46,758)	(45,146)	96,438
Mortgage loans held for portfolio	—	(3,468)	—	(3,468)	126,360
Consolidated obligations – bonds	(105,498)	105,526	51,805	51,833	(222,781)
Total	$219,197	$(221,141)	$(135,932)	$(137,876)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2020
Hedged item type:
Advances	$(77,223)	$77,129	$(185,860)	$(185,954)	$625,473
AFS securities	(84,465)	82,308	(21,131)	(23,288)	166,842
Mortgage loans held for portfolio	—	(3,219)	—	(3,219)	155,271
Consolidated obligations – bonds	(7,336)	8,061	66,820	67,545	(530,962)
Total	$(169,024)	$164,279	$(140,171)	$(144,916)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
2019
Hedged item type:
Advances	$(294,994)	$294,750	$45,080	$44,836	$1,871,151
AFS securities	(74,404)	71,490	656	(2,258)	275,427
Mortgage loans held for portfolio	—	(3,224)	—	(3,224)	170,136
Consolidated obligations – bonds	154,698	(156,276)	(60,498)	(62,076)	(1,603,336)
Total	$(214,700)	$206,740	$(14,762)	$(22,722)

Notes to Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	December 31, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,952,529	$46,583	$(20)	$46,563
AFS securities	5,968,405	11,667	1,012	12,679
Consolidated obligations – bonds	10,633,898	(80,686)	146	(80,540)

(in thousands)	December 31, 2020
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$10,369,813	$249,927	$(24)	$249,903
AFS securities	1,507,492	131,386	1,148	132,534
Consolidated obligations – bonds	2,838,505	24,701	284	24,985
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in other noninterest income.

	Year ended December 31,
(in thousands)	2021	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$15,449	$(85,298)	$(30,295)
Interest rate caps or floors	184	758	(1,850)
Net interest settlements	(5,440)	(11,467)	(6,846)
TBAs	—	38	(53)
Mortgage delivery commitments	(4,311)	4,724	(1,106)
Other	—	148	27
Total net gains (losses) related to derivatives not designated as hedging instruments	$5,882	$(91,097)	$(40,123)
Other - price alignment amount on cleared derivatives (1)	11	187	328
Net gains (losses) on derivatives	$5,893	$(90,910)	$(39,795)
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during 2021, 2020 or 2019.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

Notes to Financial Statements (continued)
Uncleared Derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives.

Generally, the Bank is subject to certain ISDA agreements for uncleared derivatives that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating were to be lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that require the Bank to deliver additional collateral due to a credit downgrade and were in a net liability position (before cash collateral and related accrued interest) at December 31, 2021 was $0.5 million. The Bank had no collateral posted against this position and even if the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would not have been required to deliver additional collateral to its derivative counterparties at December 31, 2021.

    Cleared Derivatives. For cleared derivatives, Derivative Clearing Organizations (Clearing Houses) are the Bank's counterparties. The Clearing Houses notify the clearing agent of the required initial and variation margin. The requirement that the Bank post initial margin and exchange variation margin settlement payments through the clearing agent, which notifies the Bank on behalf of the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their respective obligations. The use of cleared derivatives is intended to mitigate credit risk exposure through the use of a central counterparty instead of individual counterparties. Collateral postings and variation margin settlement payments are made daily, through a clearing agent, for changes in the value of cleared derivatives. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of their respective clearing agents. Variation margin is paid daily to settle the exposure arising from changes in the market value of the position. The Bank uses either Chicago Mercantile Exchange (CME) Clearing or LCH Ltd as the Clearing House for all cleared derivative transactions. Variation margin payments are characterized as settled to market, rather than collateral. Initial margin is considered collateralized to market.

    Based on credit analyses and collateral requirements, the Bank does not anticipate credit losses related to its derivative agreements. See Note 14 - Estimated Fair Values for discussion regarding the Bank's fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at December 31, 2021.

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

	Derivative Assets
(in thousands)	December 31, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$1,972	$2,355
Cleared derivatives	473	383
Total gross recognized amount	2,445	2,738
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(1,700)	(1,632)
Cleared derivatives	182,106	135,261
Total gross amounts of netting adjustments and cash collateral	180,406	133,629
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	272	723
Cleared derivatives	182,579	135,644
Total net amounts after netting adjustments and cash collateral	182,851	136,367
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	2	675
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	2	675
Total derivative assets:
Uncleared derivatives	274	1,398
Cleared derivatives	182,579	135,644
Total derivative assets as reported in the Statement of Condition	182,853	137,042
Net unsecured amount:
Uncleared derivatives	274	1,398
Cleared derivatives	182,579	135,644
Total net unsecured amount	$182,853	$137,042

Notes to Financial Statements (continued)

	Derivative Liabilities
(in thousands)	December 31, 2021	December 31, 2020
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$71,083	$4,282
Cleared derivatives	2,606	3,297
Total gross recognized amount	73,689	7,579
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(67,502)	(2,748)
Cleared derivatives	(473)	(383)
Total gross amounts of netting adjustments and cash collateral	(67,975)	(3,131)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	3,581	1,534
Cleared derivatives	2,133	2,914
Total net amounts after netting adjustments and cash collateral	5,714	4,448
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	131	11
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	131	11
Total derivative liabilities:
Uncleared derivatives	3,712	1,545
Cleared derivatives	2,133	2,914
Total derivative liabilities as reported in the Statement of Condition	5,845	4,459
Net unsecured amount
Uncleared derivatives	3,712	1,545
Cleared derivatives	2,133	2,914
Total net unsecured amount	$5,845	$4,459
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

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2021 and 2020.

	December 31,
(in thousands)	2021	2020
Interest-bearing:
Demand and overnight	$918,706	$720,287
Noninterest-bearing:
Demand and overnight	168,801	203,084
Total deposits	$1,087,507	$923,371

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
The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the OF. Consolidated bonds may be issued to raise short-, intermediate-, and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated discount notes are issued primarily to raise short-term funds and have original maturities of up to one year. These notes generally sell at less than their face amount and are redeemed at par value when they mature.
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest, to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $652.9 billion at December 31, 2021 and $746.8 billion at December 31, 2020.
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
General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that can use a variety of indices for interest rate resets such as, SOFR, LIBOR and others. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-

Notes to Financial Statements (continued)
rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.
Interest Rate Payment Terms. With respect to interest payments, consolidated obligation bonds may also have the following terms:
Step-up Bonds generally pay interest at increasing fixed rates at specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates; and

The following table details interest rate payment terms for the Bank’s consolidated obligation bonds at December 31, 2021 and December 31, 2020.

(in thousands)	December 31, 2021	December 31, 2020
Par value of consolidated bonds:
Fixed-rate	$20,650,400	$17,148,965
Step-up	1,560,000	40,000
Floating-rate	925,000	16,561,250
Total par value	23,135,400	33,750,215
Bond premiums	62,536	91,225
Bond discounts	(7,469)	(7,524)
Concession fees	(4,188)	(4,147)
Hedging adjustments	(80,541)	24,985
Total book value	$23,105,738	$33,854,754

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$5,748,625	1.17%	$24,233,615	0.49%
Due after 1 year through 2 years	2,243,000	1.74	3,024,625	2.19
Due after 2 years through 3 years	3,520,275	1.32	1,545,000	2.33
Due after 3 years through 4 years	1,683,725	1.27	1,164,475	2.41
Due after 4 years through 5 years	6,300,800	1.10	961,725	1.69
Thereafter	3,638,975	1.90	2,820,775	2.05
Total par value	$23,135,400	1.35%	$33,750,215	0.96%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2021 and December 31, 2020.

(in thousands)	December 31, 2021	December 31, 2020
Noncallable	$11,476,400	$28,583,715
Callable	11,659,000	5,166,500
Total par value	$23,135,400	$33,750,215

Notes to Financial Statements (continued)
The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2021 and December 31, 2020.

(in thousands)	December 31,
Year of Contractual Maturity or Next Call Date	2021	2020
Due in 1 year or less	$17,067,625	$25,737,615
Due after 1 year through 2 years	2,025,000	3,038,625
Due after 2 years through 3 years	1,151,275	1,602,000
Due after 3 years through 4 years	848,725	1,089,475
Due after 4 years through 5 years	596,800	759,725
Thereafter	1,445,975	1,522,775
Total par value	$23,135,400	$33,750,215

    Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of December 31, 2021 and December 31, 2020.
..

	December 31,
(dollars in thousands)	2021	2020
Book value	$10,493,617	$9,510,085
Par value	10,494,933	9,512,324
Weighted average interest rate (1)	0.04%	0.11%
Note:
(1) Represents an implied rate.

Notes to Financial Statements (continued)
Note 10 – Affordable Housing Program (AHP)

In support of the goal of providing funding for affordable housing and economic development, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need that are served by our members. AHP, mandated by the Act, is the largest and primary public policy program of the FHLBanks. The Act requires the Bank to contribute 10% of its current year net income (as defined by a Finance Agency advisory bulletin as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP) to AHP and make these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

Each FHLBank provides subsidies in the form of direct grants or below-market interest rate advances where the funds are used to assist in the purchase, construction or rehabilitation of housing for very low and low-or moderate-income households. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10% of income subject to assessment. The Bank accrues this expense monthly based on its net income. The Bank reduces the AHP liability as members use subsidies.

    If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net income. If the aggregate 10% calculation described above was less than $100 million for all the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in assessments below the $100 million minimum amount for the years ended 2021, 2020 or 2019. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions under the Act. The Bank did not make any such application in 2021, 2020 or 2019. The Bank awards commitments that are disbursed over 24 to 36 months. The Bank has outstanding AHP commitments of $68.6 million, $72.0 million and $73.3 million as of December 31, 2021, 2020 and 2019, respectively.

The following table presents a rollforward of the AHP payable for 2021, 2020, and 2019.

(in thousands)	2021	2020	2019
Balance, beginning of the year	$102,186	$112,289	$99,578
Assessments	9,974	25,227	37,140
Subsidy usage, net	(31,008)	(35,330)	(24,429)
Balance, end of the year	$81,152	$102,186	$112,289

Notes to Financial Statements (continued)
Note 11 – Capital

The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock.

•Risk-based capital (RBC). Under this capital requirement, the Bank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of minimum capital levels than is required based on the Finance Agency rules and regulations.
•Total regulatory capital. Under this capital requirement, the Bank is required to maintain at all times a total capital-to-assets ratio of at least 4.0%. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses; and
•Leverage capital. Under this third capital requirement, the Bank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other components of total capital.

At December 31, 2021, the Bank was in compliance with all regulatory capital requirements.

    The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $352.1 million in B1 membership stock and $874.9 million in B2 activity stock at December 31, 2021. The Bank had $338.4 million in B1 membership stock and $1,189.5 million in B2 activity stock at December 31, 2020.

    The following table demonstrates the Bank’s compliance with the regulatory capital requirements at December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$406,676	$2,647,918	$520,696	$3,047,399
Total capital-to-asset ratio	4.0%	7.0%	4.0%	6.4%
Total regulatory capital	1,506,051	2,647,918	1,908,516	3,047,399
Leverage ratio	5.0%	10.6%	5.0%	9.6%
Leverage capital	1,882,564	3,971,878	2,385,645	4,571,099

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 15, 2021, the Bank received final notification from the Finance Agency that it was considered “adequately capitalized” for the quarter ended September 30, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2021.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank’s issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares’ par value of $100, as mandated by the Bank’s capital plan.

At December 31, 2021 and December 31, 2020, the Bank had $22.5 million and $142.8 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $3.7 million, $16.6 million, and $17.3 million during 2021, 2020 and 2019.

Notes to Financial Statements (continued)
The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2021, 2020, and 2019.

	December 31,
(in thousands)	2021	2020	2019
Balance, beginning of the period	$142,807	$343,575	$24,099
Capital stock subject to mandatory redemption reclassified from capital	1,069	39,457	361,549
Redemption/repurchase of mandatorily redeemable stock	(121,419)	(240,225)	(42,073)
Balance, end of the period	$22,457	$142,807	$343,575

As of December 31, 2021, the total mandatorily redeemable capital stock reflected the balance for five institutions. Two institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2021 and December 31, 2020.

	December 31,
(in thousands)	2021	2020
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	20,000	21
Due after 2 years through 3 years	—	20,000
Due after 3 years through 4 years	26	120,000
Due after 4 years through 5 years	459	19
Past contractual redemption date due to remaining activity	1,972	2,767
Total	$22,457	$142,807

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. At December 31, 2021, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE during 2021. At December 31, 2021, retained earnings were $1,398.4 million, including $941.0 million of unrestricted retained earnings and $457.4 million of RRE.

Notes to Financial Statements (continued)
Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter.
Dividends paid in 2021, 2020 and 2019 are presented in the table below.

	Dividend - Annual Yield
	2021		2020		2019
	Membership	Activity	Membership	Activity	Membership	Activity
February	2.50%	5.75%	4.50%	7.75%	4.50%	7.75%
April	2.50%	5.75%	3.00%	6.25%	4.50%	7.75%
July	1.25%	5.25%	3.00%	6.25%	4.50%	7.75%
October	1.25%	5.25%	3.00%	6.25%	4.50%	7.75%

In February 2022, the Bank paid a quarterly dividend equal to an annual yield of 1.25% on membership stock and 5.25% on activity stock.

The following table summarizes the changes in AOCI for 2021, 2020 and 2019.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Non-credit OTTI Gains(Losses) on AFS	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2018	$9,887	$65,133	$176	$(2,050)	$73,146
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	35,268	(13,999)	—	—	21,269
Non-credit OTTI to credit OTTI		570	—	—	570
Amortization on hedging activities	—	—	(27)	—	(27)
Pension and post-retirement	—	—	—	(3,132)	(3,132)
December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826

December 31, 2019	$45,155	$51,704	$149	$(5,182)	$91,826
Other comprehensive income (loss) before reclassification:
Adoption of ASU -2016-13	51,704	(51,704)			—
Net unrealized gains (losses)	46,733	—	—	—	46,733
Amortization on hedging activities	—	—	(149)	—	(149)
Pension and post-retirement	—	—	—	(1,084)	(1,084)
December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326

December 31, 2020	$143,592	$—	$—	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(28,577)	—	—	—	(28,577)
Pension and post-retirement	—	—	—	1,442	1,442
December 31, 2021	$115,015	$—	$—	$(4,824)	$110,191

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
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2020. The Bank’s contributions to the Defined Benefit Plan during 2021 and 2020 were less than 5% of the total plan contributions during each of the plan years ended June 30, 2020 and 2019.

(dollars in thousands)	2021		2020		2019
Net pension cost charged to compensation and benefit expense for the year ended December 31	$3,370		$3,572		$3,279
Defined Benefit Plan funded status as of July 1	129.6%	(a)	108.2%	(b)	108.6%
Bank’s funded status as of July 1	170.8%		141.1%		144.8%
(a) The Defined Benefit Plan’s funded status as of July 1, 2021 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2021 through March 15, 2022. The final funded status will not be available until the Form 5500 is filed (this Form 5500 is due April 2022).
(b) The funded status disclosed is preliminary as the Form 5500 had not been filed when disclosed.

Included in the net pension costs above are discretionary contributions of $2.7 million, $3.0 million and $2.7 million in 2021, 2020 and 2019, respectively. As the Defined Benefit Plan's year-end is June 30, the Bank's discretionary contributions, which occur during the Bank's calendar year, may be allocated to multiple Defined Benefit Plan years.

Qualified Defined Contribution Plan. The Bank also participates in the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. For those employees that meet certain eligibility requirements and were hired on or after January 1, 2019, the Bank will make an additional contribution to the plan equal to a percentage of the eligible employee’s plan salary. The Bank recognized $1.6 million, $1.6 million and $1.4 million in expense related to plan contributions during 2021, 2020 and 2019, respectively.

    Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $18.4 million and $18.3 million at December 31, 2021 and December 31, 2020, respectively, and the Bank recognized operating expenses of $2.1 million, $1.1 million, and $2.7 million for 2021, 2020 and 2019, respectively. Although the nonqualified compensation plans are unfunded, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. The fair value of the mutual funds was $14.2 million and $15.0 million at December 31, 2021 and December 31, 2020, respectively.

Notes to Financial Statements (continued)

Post-retirement Health Benefit Plan. The Bank sponsors an unfunded retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992 receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992 participate in a health reimbursement account (HRA). At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Employees who retired after January 1, 1992 but prior to January 1, 2009 were required to meet specific eligibility requirements of age 65 or age 60 with a minimum of 10 years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The Accumulated Post-retirement Benefit Obligation (APBO) was $2.5 million at both December 31, 2021 and December 31, 2020.
Supplemental Executive Retirement Plan (SERP). The Bank also maintains an unfunded SERP, a nonqualified defined benefit retirement plan, for certain executives hired prior to January 1, 2019. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $10.4 million and $12.4 million at December 31, 2021 and December 31, 2020, respectively. As noted above, all nonqualified plans maintained by the Bank are unfunded; however, the Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. The fair value of the mutual funds was $2.1 million at both December 31, 2021 and December 31, 2020.
The Post-retirement Health Benefit Plan and SERP are not material to the Bank. However, the following table sets forth their benefit obligations recorded in “Other liabilities” on the Statements of Condition and amounts recognized in AOCI. In addition, the Bank recognized $3.3 million, $2.5 million, and $1.5 million in expense related to these two plans during 2021, 2020 and 2019, respectively, of which the service cost component was recognized in “Compensation and benefits” expense and all other costs were recognized in “Other operating” expense on the Statements of Income.

	SERP		Post-retirement Health Benefit Plan		Total
(in thousands)	2021	2020	2021	2020	2021	2020
Benefit obligations	$13,885	$16,218	$2,511	$2,455	$16,396	$18,673
Unrealized actuarial gains (losses) in AOCI	$(4,924)	$(6,361)	$100	$95	$(4,824)	$(6,266)

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

The following table includes significant outstanding related party member activity balances.

	December 31,
(in thousands)	2021	2020
Advances	$6,948,649	$10,856,363
Letters of credit (1)	15,717,397	2,730,541
MPF loans	145,193	483,983
Deposits	44,415	31,269
Capital stock	510,256	573,392
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Year ended December 31,
(in thousands)	2021	2020	2019
Interest income on advances (1)	$152,444	$434,423	$1,183,730
Interest income on MPF loans	50,200	24,875	27,845
Letters of credit fees	18,574	2,984	4,146
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,
(in thousands)	2021	2020	2019
Servicing fee expense	$3,669	$3,909	$3,567

	December 31,
(in thousands)	2021	2020
Interest-bearing deposits maintained with FHLBank of Chicago	$5,409	$5,856

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The Bank borrowed and repaid $5.0 million in 2021, $30.0 million in 2020 and $100.0 million in 2019. There was no lending activity during 2021. The amount loaned to and repaid by other FHLBanks was $5.0 million in 2020 and $500.0 million in 2019.

Notes to Financial Statements (continued)
    Subject to mutually agreed upon terms, on occasion an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During 2021, 2020 and 2019, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2021, 2020 and 2019.

Note 14 – Estimated Fair Values

    Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at December 31, 2021 and December 31, 2020. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Banks’ financial instruments at December 31, 2021 and December 31, 2020 are presented in the table below.
Fair Value Summary Table

	December 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$428,190	$428,190	$—	$—	$—	$428,190
Interest-bearing deposits	528,476	528,476	—	—	—	528,476
Securities purchased under agreement to resell (2)	1,670,000	—	1,670,004	—	—	1,670,004
Federal funds sold	1,975,000	—	1,975,008	—	—	1,975,008
Trading securities	243,262	—	243,262	—	—	243,262
AFS securities	12,467,293	—	12,272,868	194,425	—	12,467,293
HTM securities	1,213,872	—	1,177,957	70,406	—	1,248,363
Advances	14,124,375	—	14,169,479	—	—	14,169,479
Mortgage loans held for portfolio, net	4,676,183	—	4,719,966	—	—	4,719,966
BOB loans, net	22,501	—	—	22,501	—	22,501
Accrued interest receivable	74,660	—	74,660	—	—	74,660
Derivative assets	182,853	—	2,447	—	180,406	182,853
Liabilities:
Deposits	$1,087,507	$—	$1,087,507	$—	$—	$1,087,507
Discount notes	10,493,617	—	10,492,517	—	—	10,492,517
Bonds	23,105,738	—	23,205,896	—	—	23,205,896
Mandatorily redeemable capital stock (3)	22,457	22,752	—	—	—	22,752
Accrued interest payable (3)	59,123	—	58,829	—	—	58,829
Derivative liabilities	5,845	—	73,820	—	(67,975)	5,845

Notes to Financial Statements (continued)

	December 31, 2020
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$1,036,459	$1,036,459	$—	$—	$—	$1,036,459
Interest-bearing deposits	956,628	950,772	5,856	—	—	956,628
Securities purchased under agreement to resell (2)	600,000	—	600,003	—	—	600,003
Federal funds sold	1,850,000	—	1,850,009	—	—	1,850,009
Trading securities	1,156,003	—	1,156,003	—	—	1,156,003
AFS securities	9,476,385	—	9,223,785	252,600	—	9,476,385
HTM securities	2,483,730	—	2,464,732	92,396	—	2,557,128
Advances	24,971,119	—	25,097,529	—	—	25,097,529
Mortgage loans held for portfolio, net	4,886,207	—	5,084,683	—	—	5,084,683
BOB loans, net	21,236	—	—	21,236	—	21,236
Accrued interest receivable	90,702	—	90,702	—	—	90,702
Derivative assets	137,042	—	3,413	—	133,629	137,042
Liabilities:
Deposits	$923,371	$—	$923,371	$—	$—	$923,371
Discount notes	9,510,085	—	9,510,584	—	—	9,510,584
Bonds	33,854,754	—	34,282,476	—	—	34,282,476
Mandatorily redeemable capital stock (3)	142,807	145,282	—	—	—	145,282
Accrued interest payable (3)	64,950	—	62,475	—	—	62,475
Derivative liabilities	4,459	—	7,590	—	(3,131)	4,459
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2021 and December 31, 2020. These instruments’ maturity term is overnight.
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

    As of December 31, 2021, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank’s reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that

Notes to Financial Statements (continued)
the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

Notes to Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at December 31, 2021 and December 31, 2020. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
GSE obligations	$—	$243,262	$—	$—	$243,262
Total trading securities	$—	$243,262	$—	$—	$243,262
AFS securities:
Non-MBS:
U.S. Treasury obligations	$—	$5,075,232	$—		$5,075,232
GSE and TVA obligations	—	1,493,652	—	—	1,493,652
State or local agency obligations	—	207,197	—	—	207,197
MBS:
U.S. obligations single-family	—	398,807	—	—	398,807
GSE single-family	—	2,093,069	—	—	2,093,069
GSE multifamily	—	3,004,911	—	—	3,004,911
Private label	—	—	194,425	—	194,425
Total AFS securities	$—	$12,272,868	$194,425	$—	$12,467,293
Derivative assets:
Interest rate related	$—	$2,445	$—	$180,406	$182,851
Mortgage delivery commitments	—	2	—	—	2
Total derivative assets	$—	$2,447	$—	$180,406	$182,853
Total recurring assets at fair value	$—	$12,518,577	$194,425	$180,406	$12,893,408
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$73,689	$—	$(67,975)	$5,714
Mortgage delivery commitments	—	131	—	—	131
Total recurring liabilities at fair value	$—	$73,820	$—	$(67,975)	$5,845
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,570	$—	$10,570
REO	—	—	478	—	478
Total non-recurring assets at fair value	$—	$—	$11,048	$—	$11,048

Notes to Financial Statements (continued)

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets:
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$899,421	$—	$—	$899,421
GSE and TVA obligations	—	256,582	—	—	256,582
Total trading securities	$—	$1,156,003	$—	$—	$1,156,003
AFS securities:
Non MBS:
GSE and TVA obligations	$—	$1,643,733	$—	$—	$1,643,733
State or local agency obligations	—	241,630	—	—	241,630
MBS:
U.S. obligations single-family	—	602,148	—	—	602,148
GSE single-family	—	3,262,880	—	—	3,262,880
GSE multifamily	—	3,473,394	—	—	3,473,394
Private label	—	—	252,600	—	252,600
Total AFS securities	$—	$9,223,785	$252,600	$—	$9,476,385
Derivative assets:
Interest rate related	$—	$2,738	$—	$133,629	$136,367
Mortgage delivery commitments	—	675	—	—	675
Total derivative assets	$—	$3,413	$—	$133,629	$137,042
Total recurring assets at fair value	$—	$10,383,201	$252,600	$133,629	$10,769,430
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$7,579	$—	$(3,131)	$4,448
Mortgage delivery commitments	—	11	—	—	11
Total recurring liabilities at fair value	$—	$7,590	$—	$(3,131)	$4,459
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$18,382	$—	$18,382
REO	—	—	1,270	—	1,270
Total non-recurring assets at fair value	$—	$—	$19,652	$—	$19,652
Notes:
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020 or 2019. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during 2021, 2020 or 2019.

	AFS Private Label MBS Year Ended December 31, 2021	AFS Private Label MBS Year Ended December 31, 2020	AFS Private Label MBS Year Ended December 31, 2019
Balance, beginning of period	$252,600	$326,146	$409,550
Total gains (losses) (realized/unrealized) included in:
(Provision) benefit for credit losses (1)	39	(2,417)	—
Accretion of credit losses in interest income	9,651	11,635	14,385
Net OTTI losses, credit portion	—	—	(570)
Net unrealized gains (losses) on AFS in OCI	(4,239)	(14,530)	33
Reclassification of non-credit portion included in net income	—	—	570
Unrealized gains (losses) on OTTI AFS in OCI	—	—	(13,999)
Purchases, issuances, sales, and settlements:
Settlements	(63,626)	(68,234)	(83,823)
Balance at December 31	$194,425	$252,600	$326,146
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or (losses) relating to assets and liabilities still held at December 31	$9,467	$9,218	$11,443
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held December 31 (2)	$(4,239)	$(14,530)	N/A
Notes:
(1) Due to the adoption of ASU 2016-13, effective January 1, 2020, the Bank was required to record an ACL for expected credit losses on AFS securities.
(2) Due to the prospective adoption of ASU 2018-13: Changes to the Disclosure Requirements for Fair Value Measurement, effective January 1, 2020, this is not applicable for 2019.

Notes to Financial Statements (continued)
Note 15 – Commitments and Contingencies

    The following table presents the Bank’s various off-balance sheet commitments which are described in detail below.

(in thousands)	December 31, 2021			December 31, 2020
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$19,419,734	$—	$19,419,734	$19,723,286
Commitments to fund additional advances and BOB loans	12,206	—	12,206	760
Commitments to purchase mortgage loans	24,822	—	24,822	60,622
Unsettled consolidated obligation bonds, at par	82,000	—	82,000	15,000
Unsettled consolidated obligation discount notes, at par	—	—	—	950
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $357.5 million at December 31, 2021 and $30.9 million at December 31, 2020.
(2) Letters of credit in the amount of $4.3 billion at December 31, 2021 and $5.0 billion at December 31, 2020, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.3 million at December 31, 2021 and $3.9 million at December 31, 2020. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 5 - Advances.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on advance commitments and standby letters of credit, which are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in Other liabilities on the Statement of Condition.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2021 or December 31, 2020. However, within the Bank’s Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $11.9 billion at December 31, 2021 and $12.3 billion at December 31, 2020.

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

Notes 1, 5, 7, 9, 10, 11 and 13 also discuss other commitments and contingencies.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
As required by the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and seven Independent Directors. Of the 16 Directors, 10 identify as male and six as female. Two of the Directors identify as racial/ethnic minority. The Housing Act requires that all of the Bank's Directors be elected by the Bank's members.

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

Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors a Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. §1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. In 2021, 2020 and 2019, the Bank included a statement in its nomination announcement that candidate diversity should be considered by members when nominating candidates for Member Directorships.

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

In 2021, 2020 and 2019, the Bank’s Independent Director nomination notice included a statement encouraging members to consider diversity. In addition, in 2021 the Bank’s Board determined that there was a need for public interest director, financial institution and information technology experience on the Board and included this information in its election materials. Prior to finalizing the Independent Director nominee slate, the Board (or representatives thereof) is required to consult with the Bank’s Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2021, the Board selected incumbent director Mr. Thomas H. Murphy and Ms. Barbara Adams as independent director nominees based on a determination that each met the required regulatory qualifications. Mr. Murphy and Ms. Adams were each elected to the Bank’s Board in 2021 (for a term beginning January 2022). In addition, Ms. Adams met the qualifications to serve as a public interest director and was designated as a public interest director as well. In the case of Mr. Murphy, he had information technology expertise which the Board had identified as a skill need on the Board.

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

In 2017, the Bank’s Board selected incumbent directors Rev. Luis A. Cortés and Mr. Murphy as independent director nominees based on a determination that they met the required regulatory qualifications. Rev. Cortés and Mr. Murphy were each elected to the Board by the Bank’s members in 2017 (for a term beginning January 2018). As described above, Mr. Murphy was recently reelected to the Board by the Bank’s members. In the case of Rev. Cortés, he served as an Independent Director through his term ending on December 31, 2021. In addition, Rev. Cortés also met the qualifications to serve as a public interest director and was designated as a public interest director as well.

2021 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. § 1427 and 12 C.F.R. § 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2021 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2021 as described below. The Bank conducted these elections to fill the open Member and Independent Directorships for 2021 designated by the Finance Agency.

In 2021, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. Part 1261. There were two Member Director seats up for election in 2021, both in Pennsylvania. The Pennsylvania Member Directors newly elected were Mr. Thomas Bailey and Mr. Joseph W. Major. The Independent Director re-elected was Thomas H. Murphy and the Independent Director newly elected was Ms. Barbara Adams. Information about the results of the 2021 Member and Independent Director elections, including the votes cast, was reported in the Form 8-K filed on November 18, 2021, as amended on December 21, 2021.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2022) regarding each of the Directors currently serving on the Bank’s Board. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
William C. Marsh (Member)1	55	2012	2023	(a)(b)(c)(d)(e)(f)(g)(h)
Louise M. Herrle (Independent)2	64	2018	2023	(a)(b)(c)(d)(e)(f)(g)(h)
Barbara Adams (Independent)	70	2022	2025	(a)(d)(h)
Pamela C. Asbury (Member)3	57	2015	2023	(c)(e)(g)(h)
Thomas Bailey (Member)	60	2022	2025	(a)(d)(h)
Glenn R. Brooks (Independent)	58	2015	2022	(d)(e)(g)(h)
Romulo L. Diaz, Jr., Esq. (Independent)	75	2021	2024	(b)(f)(h)
James V. Dionise (Member)	60	2021	2024	(a)(b)(h)
Angel L. Helm (Independent)4	59	2019	2023	(a)(b)(g)(h)
Joseph W. Major (Member)	66	2022	2025	(c)(f)(h)
Brendan J. McGill (Member)	53	2017	2024	(d)(f)(g)(h)
Lynda A. Messick (Member)5	69	2011	2022	(a)(d)(g)(h)
Thomas H. Murphy (Independent)6	59	2016	2025	(c)(e)(g)(h)
Bradford E. Ritchie (Member)	54	2011	2022	(c)(f)(g)(h)
Dr. Howard B. Slaughter, Jr. (Independent)7	64	2020	2024	(c)(e)(h)
Jeane M. Vidoni (Member)	61	2019	2022	(b)(f)(g)(h)
(a) Member of Audit Committee
(b) Member of Finance Committee
(c) Member of Governance and Public Policy Committee
(d) Member of Affordable Housing, Products and Services Committee
(e) Member of Operational Risk Committee
(f) Member of Human Resources and Diversity, Equity & Inclusion Committee
(g) Member of Executive Committee
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
5 Ms. Messick was elected by the Board in 2011 to fill a seat vacated by a Delaware Member Director for a term that ended December 31, 2011. She was again elected in June 2012 to fill a seat vacated by another Delaware Member Director for a term that ended December 31, 2014.
6 Pursuant to Finance Agency Regulation, Mr. Murphy was originally elected by the Board effective November 14, 2016 to fill a seat vacated for a term ending December 31, 2017.
7 Pursuant to Finance Agency Regulation, Dr. Slaughter was originally elected by the Board, effective January 1, 2020, to fill a seat vacated by an Independent Director for a term ending December 31, 2020

The Board determined at its February 2022 meeting to not maintain a separate standing Diversity, Equity & Inclusion Committee of the whole Board in 2022 as diversity, equity and inclusion issues continue to be addressed by the Board itself and by its Human Resources and Diversity, Equity and Inclusion Committee.

William C. Marsh (Chair). William Marsh joined the Board of Directors of the Bank in January 2012. Since January 2009 he has been Chairman of the Board, President and Chief Executive Officer of Emclaire Financial Corp. and The Farmers National Bank of Emlenton. Prior to that he served as Executive Vice President and Chief Financial Officer of these entities since June 2006. Mr. Marsh has served as the chief financial officer and executive of a number of publicly-traded bank holding companies since 1994. Prior to that he served as an audit manager with the international accounting firm, KPMG. Mr. Marsh is a CPA.

Louise M. Herrle (Vice Chair). Louise Herrle joined the Board of Directors of the Bank in September 2018. Ms. Herrle is a senior corporate finance executive with extensive experience in developing and leading innovative global debt finance programs and in capital market risk management. Most recently, Ms. Herrle was the Managing Director of Capital Markets for Incapital, LLC and retired from that position in 2019. In addition, she has provided financial advisory services to Fortune 100 companies and was the leading architect of a financing platform for social impact investments. Ms. Herrle has received multiple awards for excellence in corporate financing and was a featured speaker for industry events and conferences throughout her career. She is the former Executive Board Chair of Strong Women, Strong Girls, Inc. and continues to serve on the Finance Committee, as an advisor for Strategic Planning and is a member of the Emeritus Board. Other board positions include serving on the Advisory Board of Power Forward Inc. and as a Cabinet Member of the Capital Campaign for the Light of Life Rescue Mission. Ms. Herrle received her BSBA degree from Robert Morris University, and in 2020 became NACD (National Association of Corporate Directors) Directorship Certified.

Barbara Adams. Barbara Adams joined the Board of Directors of the Bank in January 2022. Ms. Adams serves on the board of directors of FS KKR Capital Corp. (NYSE:FSK), successor by merger to FSIC II, FSIC III and FSIC IV, on whose boards Ms. Adams also served at various times beginning in 2012. Ms. Adams served as the executive vice president–legal affairs and general counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the general counsel of the Commonwealth of Pennsylvania (Commonwealth) from June 2005 until January 2011. Prior to her appointment as general counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP. Ms. Adams served as the housing policy committee co-chair for Governor-elect Edward G. Rendell’s transition team and served on the housing policy committee for Governor-elect Tom Wolf’s transition team. She is currently a member of the board and secretary of the Philadelphia Energy Authority and a member of the board and of the executive committee of the Committee of Seventy. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College.

Pamela C. Asbury. Pamela Asbury joined the Board of Directors of the Bank in January 2015. Ms. Asbury is Vice President of the U.S. life insurance companies of Genworth Financial, Inc., including Genworth Life Insurance Company and has over 34 years of experience in the insurance industry. She currently serves as Senior Director, Long Term Care Inforce Products with previous leadership roles in Institutional Markets and Closed Block management. Ms. Asbury received her undergraduate degree from Virginia Commonwealth University’s School of Business.

Thomas Bailey. Thomas Bailey joined the Board of Directors of the Bank in January 2022. Mr. Bailey serves as President and Chief Executive Officer of Brentwood Bank. Prior to assuming the Chief Executive Officer title, Mr. Bailey served as the Bank’s Chief Financial Officer, overseeing financial and regulatory reporting, asset/liability management, and Brentwood Bank’s investment portfolio. Mr. Bailey serves as Pennsylvania’s Independent Community Bankers of America Federal Delegate and is also an active member and Director of the Pennsylvania Association of Community Bankers (PACB), a state banking trade organization. He previously served as the PACB’s chairman from 2008 to 2009. Since 2016, he has served as Treasurer of the BP Education Foundation within the Bethel Park School District. Mr. Bailey received his Bachelors in Economics from the University of Pittsburgh and holds various banking certificates. Most recently he earned the University of Virginia Darden School of Business’s Strategic Thinking and Action certificate.

Glenn R. Brooks. Glenn Brooks joined the Board of Directors of the Bank in January 2015 and was reelected to the Board of Directors in 2018 for a term beginning January 2019. He is President of Leon N. Weiner & Associates, Inc., a Wilmington, Delaware based homebuilding, development and property management firm. The Weiner organization and its affiliated companies have developed and constructed more than 4,500 homes and 9,000 apartments as well as several hotels, office and retail properties. He is responsible for promoting, directing, and overseeing the expansion and growth of the Weiner organization’s development activities and is a member of the firm’s Board of Directors. He has been employed by the firm since 1986. Mr. Brooks served on the Bank’s Affordable Housing Advisory Council between 2004 and 2012. He served as Vice Chairman of the Council in 2006 and 2007 and as Chairman from 2008 to 2010. Mr. Brooks served as the Chairman of the Building Committee of Grove United Methodist Church in West Chester, Pennsylvania from 2009 through 2010. He also served as the President of the Board of Trustees for five years and served on the church’s Finance and Steering Team from 2015 through 2018. Mr. Brooks sits on the Multifamily Board of Trustees and served as Chairman of the Housing Credit Group Committee of the National Association of Homebuilders in 2015 and 2016. He was appointed to the board of managers of a privately held de novo hospitality company, Retreat Hotels and Resorts, LLC, in 2021. He holds a Bachelor of Business Degree from the College of William & Mary. Mr. Brooks is a NACD Board Leadership Fellow.

Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr. joined the Board of Directors of the Bank in January 2021. Mr. Diaz is the Principal of Turtle on Post LLC, a nonprofit and board advisory services company. Prior to founding Turtle on Post LLC in 2020, Mr. Diaz served as Vice President and General Counsel of PECO Energy Company from 2012 to 2020 and as Vice President of Governmental and External Affairs from 2009 to 2012. He has wide-ranging experience with government and public policy, regulated industries, strategic planning, operations, legal and risk management and corporate governance/ESG. He has served as a senior executive in public and private sector organizations and as a director on numerous governmental and nonprofit boards for more than 25 years. He currently serves on the boards of the Center City District of Philadelphia, Latino Corporate Directors Education Foundation, National Association of Corporate Directors (Philadelphia Chapter), Pan American Association of Philadelphia, Pennsylvania Energy Development Authority, and Philadelphia Museum of Art and is an advisory board member of PBJ Marketing, LLC. Mr. Diaz earned his B.A. in Plan II Liberal Arts Honors from the University of Texas at Austin and his J.D. from the University of Texas School of Law.

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

Angel L. Helm. Angel Helm joined the Board of Directors of the Bank in April 2019. Ms. Helm is the former Managing Director of Wells Fargo Securities, from where she retired in 2012. In May 2021, Ms. Helm joined Answers Pet Food Company as a consultant for the purpose of reviewing, revising and implementing new business operation strategies. Previously in January, 2020, Ms. Helm served as the Interim Chief Executive Officer of Safe Berks, an agency that provides a safe haven and ongoing support system for victims of domestic violence and sexual assault. She also formerly served as Interim Chief Executive Officer of Olivet Boys and Girls Club of Reading and Berks County. Ms. Helm is a Trustee of Caron Treatment Centers, a leading addiction treatment facility, where she currently serves as Finance Committee Chair and as a member of the Executive and Compensation Committees. In July 2020, Ms. Helm joined the Board of Directors of Tower Health System, headquartered in Reading, PA where she currently is a member of the Finance Committee. She served on the Board of Directors of Alvernia University in Pennsylvania for six years where she co-chaired the University’s $9 million capital campaign and previously served as Enrollment Committee Chair. Ms. Helm earned her MBA from St. Joseph’s University and received her B.A. in Business/Managerial Economics from Gettysburg College.

Joseph W. Major. Joseph W. Major joined the Board of Directors of the Bank in January 2022. Mr. Major is the Founder, Chairman of the Board and Chief Executive Officer of The Victory Bank. Mr. Major formerly served as the President and Chief Executive Officer of Patriot Bank Corp and Patriot Bank, and as President of Vartan National Bank. Mr. Major served as a director of The First National Bank of Liverpool and a director of ETA, a bank data processing service bureau located in central Pennsylvania. Mr. Major served on the boards of the Pennsylvania Bankers Association and the Pennsylvania Bankers Service Corporation from 2010-2019. He also served as Chairman of the Pennsylvania Bankers Association, and as a director of the Pennsylvania Bankers Advanced School of Banking. Mr. Major is a current member of the ABA National Membership Committee for Pennsylvania and a standing faculty member for the Pennsylvania Bankers Advanced School of Banking as well as the BankWork$ program. Mr. Major earned a Bachelor of Science in Business and a Juris Doctorate from the University of Akron.

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

Lynda A. Messick. Lynda Messick joined the Board of Directors of the Bank in June 2012. Ms. Messick is a Director of County Bank Delaware serving on the bank’s Executive Committee and chairs the ALCO committee. She was the President and CEO of Community Bank Delaware from 2005-2015, and was formerly the President and CEO of Community Bank Delaware since 2006, and was formerly the President of Delaware National Bank, a community bank she helped found in 1979. Ms. Messick served as a Chair of Atlantic Community Bankers Bank from 2018-2020 and is currently a director and Compliance Committee chair there. Ms. Messick is former Chair of the Nanticoke Health Services board, a nonprofit health care provider in Sussex County Delaware. She left that board in 2018 after 18 years of service. She is a director of Micronic Technologies, a privately held water technology company where she chairs the Audit Committee.

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

Jeane M. Vidoni. Jeane Vidoni joined the Board of Directors of the Bank in January 2019. As President and CEO of Penn Community Bank, Ms. Vidoni oversees Pennsylvania’s second largest mutual financial institution. She chairs the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Philadelphia. Ms. Vidoni’s career in banking has spanned more than three decades and her extensive career experience has been recognized in various external leadership roles. She has served in senior positions at local, regional and national financial institutions throughout the Philadelphia region over the course of her professional career. Prior to her tenure at Penn Community Bank, she held leadership roles at several financial institutions, including President and CEO of First Federal of Bucks County; Senior Vice President, Retail Distribution and Sales Incentives at Citizens Bank; Senior Vice President, Sales Manager at Harleysville National Bank; and Senior Vice President, Head of Retail Banking at Progress Bank. Ms. Vidoni earned her Masters in Business Administration from St. Joseph’s University and her BS degree in Business Administration from Muhlenberg College.

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

Currently, the Audit Committee is composed of Mses. Messick (Chair), Adams and Helm and Messrs. Dionise (Vice Chair) and Bailey. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Mses. Messick, Adams and Helm and Mr. Dionise are “audit committee financial experts” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether the “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Bailey and Dionise and Ms. Messick are not

independent. Mses. Adams and Helm are independent under that definition. All of the Directors presently serving on the Audit Committee are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2022) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity In Which Serves
Winthrop Watson	67	President and Chief Executive Officer
David G. Paulson	57	Chief Operating Officer
John P. Cassidy	58	Chief Technology and Operations Officer
Mark S. Evanco	58	Chief Business Development and Strategy Officer
Carolyn M. McKinney	59	Chief Human Resources Officer
Michael A. Rizzo	60	Chief Risk Officer
Julie F. Spiker	58	General Counsel, Corporate Secretary and Ethics Officer

Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer effective January 1, 2011. Previously, he was Chief Operating Officer, a position that he assumed in November 2009. Prior to joining the Bank, Mr. Watson worked at J.P. Morgan for 24 years in a variety of capital markets and financial institution roles most recently as Managing Director in its Asia Pacific investment banking business. Earlier, Mr. Watson led the building of the company’s investment and commercial banking franchise for U.S. government-sponsored enterprises. Mr. Watson serves as a director of the Office of Finance of the Federal Home Loan Banks and the Pentegra Defined Benefit Plan. He is involved in the community as a board member of the Pittsburgh Ballet Theater and the Pennsylvania Economy League of Greater Pittsburgh. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.

David G. Paulson, Chief Operating Officer, joined the Bank in March 2010 as Director, Mortgage Finance and Balance Sheet Management. Mr. Paulson became the Managing Director of Capital Markets in 2012, Chief Financial Officer in 2013, and Chief Operating Officer in 2020. Mr. Paulson came to the Bank from National City Corporation, where he worked for 14 years in a number of capacities, including as Senior Vice President, Interest Rate Risk and Chief Investment Portfolio Manager. Prior to that, Mr. Paulson was a portfolio manager at Integra Financial Corporation. He holds a BS in Finance and an MBA, both from Duquesne University.

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

Mark S. Evanco joined the Bank in 2014. In February 2021, Mr. Evanco was promoted to Chief Business Development and Strategy Officer, having previously served as the Bank’s Senior Director of Business Development and Strategy. As Chief Business Development and Strategy Officer, Mr. Evanco oversees the core activities of member business development and provides leadership to key member facing activities, including business development, new membership, product development, Marketing/Communications and Mortgage Partnership Finance (MPF). Prior to joining the Bank, Mr. Evanco held various key leadership positions in the Treasury and Capital Markets areas of PNC Bank, N.A. and PNC Capital Markets, LLC. Mr. Evanco holds a BS degree in Business Administration, with concentrations in Finance and Management Information Systems, from the University of Buffalo.

Carolyn M. McKinney joined the Bank in December 2015 as Director, Human Resources and became Chief Human Resources Officer in March 2017. In her role, Ms. McKinney is responsible for strategic human resources leadership, including design and implementation of key initiatives in diversity and inclusion, talent management, organizational development and compliance. She advises the Board of Directors on executive performance management, succession planning and total rewards strategy, to name a few. Additionally, in February 2022, Ms. McKinney has taken on the chief diversity and inclusion officer role on an interim basis. Prior to joining the Bank in 2015, Ms. McKinney was Vice President, Human Resources at Peoples Natural Gas LLC. A certified Senior HR professional, Ms. McKinney holds a Bachelor of Fine Arts degree from Carnegie Mellon University, a Master of Science degree in Human Resource Management from La Roche College and has served on several regional non-profit boards, including Habitat for Humanity of Greater Pittsburgh.

Michael A. Rizzo joined the Bank in March 2010 and is the Bank’s Chief Risk Officer. Mr. Rizzo served as the Chief Risk Officer of Residential Finance Group, the U.S. residential mortgage lending unit of GMAC ResCap and as Chief Credit Officer for Ally (GMAC) Bank mortgage operations. Previous experience includes approximately 15 years in risk and portfolio management roles with Provident Bank in Cincinnati, FleetBoston Financial Corporation and BankBoston. During his seven years with the Office of the Comptroller of the Currency (OCC), Mr. Rizzo was a commissioned national bank examiner and a CPA. He holds a BS degree in Accounting from Bucknell University and is a former board member and chair of Habitat for Humanity of Greater Pittsburgh.

Julie F. Spiker originally joined the bank in 1989 as an attorney in the Bank’s legal department. From May 1995 through November 2000, she served as general counsel for the Federal Home Loan Bank of Des Moines. She returned to the Bank in December 2000 and was promoted to General Counsel in March 2020. Ms. Spiker is responsible for the legal, government relations, and corporate secretary functions of the Bank and also serves as the Bank’s Ethics Officer. Ms. Spiker earned her BA in English and Economics at the University of Virginia in 1985 and her Juris Doctorate from Duquesne University in 1989. With over 30 years of FHLBank experience, Ms. Spiker provides advice and counsel on legal, ethics, compliance, legislative, policy and other issues affecting the Bank, manages Bank attorneys, leads applicable FHLBank System counsel initiatives, serves as Legal advisor to the Bank’s Board of Directors, and provides direct support to the Board Governance and Public Policy Committee.

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

2021 Compensation Philosophy

The Bank's compensation program is designed to:

•Attract, motivate, and retain staff critical to the Bank's long-term success and thereby
•Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

For 2021, the Bank's CEO and other Executives were compensated through a mix of base salary, incentive compensation awards, benefits, and perquisites. Base salary was the core component of the total compensation package. The Bank's executive compensation for the CEO and other Executives was benchmarked against three peer groups: (1) commercial banks (using a “Divisional Head” benchmark); (2) other FHLBanks (using an “Overall Functional Heads” benchmark); and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $10 billion to $20 billion in assets (using “Salary Rank” and “Job Specific” matches).

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

For 2021, the Bank executive officer incentive compensation plan (in which the CEO and other Executives participated) continued to be aligned with market practices and provided for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period.

As part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertains to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The Bank does, however, offer incentive compensation plans with performance goals that are consistent with the risk appetite of the Bank. Additionally, to encourage long term performance, the Bank's incentive compensation plans for its CEO and other Executives require deferred payment of a portion of earned incentive compensation and condition the payment of these deferred amounts based on continuing to meet certain performance requirements. Details regarding the 2021 incentive compensation goals are discussed below.

As discussed above, for 2021, the Bank engaged McLagan to perform a base salary and incentive compensation benchmarking review for the CEO and other Executives which, along with consideration of the CEO’s and other Executives’ performance, is used to establish their annual base salaries. The following is a list of peers used in the benchmarking.

ABN AMRO	Federal Home Loan Banks (1)	OneMain Financial
AIB	Federal Reserve Banks (2)	People's United Bank, Inc.
Ally Financial Inc.	Fifth Third Bank	PNC Bank
Arvest Bank	First Citizens Bank - NC	Regions Financial Corporation
Associated Bank	First National Bank of Omaha	Royal Bank of Canada
Australia & New Zealand Banking Group	First Republic Bank	Royal Bank of Scotland Group
Banco Bilbao Vizcaya Argentaria	First Tennessee Bank/First Horizon	Sallie Mae
Bank ABC	Flagstar Bank	Santander Bank, NA
Bank Hapoalim	Freddie Mac	Siemens Financial Services
Bank of America	Frost Bank	Signature Bank - NY
Bank of Ireland	Hancock Whitney Bank	Societe Generale
Bank of New York Mellon	HSBC	Standard Chartered Bank
Bank of Nova Scotia	Huntington Bancshares, Inc.	State Street Corporation
Bank of the West	ING	Sterling National Bank
Bayerische Landesbank	Intesa Sanpaolo	Sumitomo
BBVA	Investec Bank	SVB Financial Group
BBVA Compass	Investors Bancorp, Inc	Synovus Financial Corporate
BMO Financial Group	JP Morgan Chase	TCF National Bank
BNP Paribas	KBC Bank	TD Securities
BOK Financial Corporation	KeyCorp	Texas Capital Bank
Brown Brothers Harriman	Lloyds Banking Group	Truist
Capital One	M&T Bank Corporation	U.S. Bancorp
CIBC World Markets	Macquarie Bank	UMB Financial Corporation
CIT Group	Mitsubishi UFJ Trust	Umpqua Bank
Citigroup	MUFG Bank, Ltd.	UniCredit Bank AG
Citizens Financial Group	National Australia Bank	United Overseas Bank Group
City National Bank	Natixis	Valley National Bank
Comerica	Natixis Corporate & Investment Banking	Webster Bank
Commerce Bank	New York Community Bank	Wells Fargo Bank
Commerzbank	Nomura Securities	Wintrust Financial Corporation
Commonwealth Bank of Australia	Nord/LB	Western Alliance Bancorporation
Crédit Agricole CIB	Nordea Bank	Zions Bancorporation
Credit Industriel et Commercial - N.Y.	Northern Trust Corporation
Fannie Mae	OCBC Bank
Notes:
(1) The Federal Home Loan Bank group includes all of the other Federal Home Loan Banks.
(2) Includes Federal Reserve Banks in Atlanta, Boston, Chicago, Kansas City, Minneapolis, New York, Richmond, San Francisco and St. Louis.

Human Resources and Diversity, Equity & Inclusion Committee's Role and Responsibilities

The Human Resources and Diversity, Equity & Inclusion Committee of the Board is responsible for establishing and overseeing the CEO's compensation and overseeing other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

Additionally, the Human Resources and Diversity, Equity & Inclusion Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank's Human Resources Department (HR Department), to assist in performing its duties regarding the CEO's and other Executives' compensation.

Role of the Federal Housing Finance Agency

The FHLBank’s regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Director of the Finance Agency may restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments in the event that an FHLBank is subject to a triggering event (for example, insolvency, subject to appointment of a conservator or receiver). Under the Finance Agency Executive Compensation Regulation, additional advance notice and approval requirements are imposed in regard to an FHLBank entering into or adopting: (1) employment agreements; (2) severance policy/agreements; (3) incentive compensation award payouts; (4) material modifications to nonqualified plans; and (5) ad hoc termination payments. The Finance Agency has implemented this authority by requiring the FHLBanks to submit to the Agency for non-objection salary, incentive compensation and benefits changes which affect an FHLBank’s NEOs.

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

Determining the CEO's Cash Compensation

For 2021, the Human Resources and Diversity, Equity & Inclusion Committee (formerly known as the Human Resources and Diversity & Inclusion Committee) used the analysis from McLagan for benchmarking the CEO's cash compensation, and factored in 2021 budget constraints in a challenging economic environment. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all the peer groups as listed in the tables above. After consideration of this analysis and budget consideration, the Board did not grant a salary increase and maintained Mr. Watson’s 2020 base salary at $925,058 for 2021.

Determining Other Executives' Cash Compensation

In 2021, other Executives' base salaries and incentive compensation levels were determined by the CEO and validated using the results of the McLagan study and were reviewed and approved by the Human Resources and Diversity & Inclusion Committee. The annual review of the McLagan study, 2021 budget constraints in a challenging economic environment, and corresponding Board review of these findings validated the appropriateness of compensation levels for the CEO and other Executives. No base salary increases were provided to the other Executives for 2021. Salaries are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation.

Executive Officer Incentive Plans

2021 Executive Officer Incentive Compensation Plan (2021 Plan). The 2021 Plan is designed to retain and motivate the CEO and other Executives and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2021 Plan established the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	60%	75%	100%
COO	55%	70%	85%
CTOO	50%	65%	80%
Other NEOs	40%	55%	70%

The Board has evaluated the performance of the CEO and other Executives against the incentive goals for 2021 set forth in the Non-Equity Incentive Plan Compensation section following the Summary Compensation Table below and determined the total incentive award (if any) based on that performance. The total incentive award was divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2021 current awards and deferred incentive award installments would be paid under the 2021 Plan:

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

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, involuntary termination without cause or retirement (as defined in the 2021 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. In the event of a participant’s employment termination due to death or disability, the participant shall receive payout of deferred award installments. Any participant who is terminated by the Bank for cause (as defined in the 2021 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.15 to the 2020 Form 10-K for the full terms of the 2021 Plan.

In addition to deferred incentive award installment payments, the Bank also maintains a clawback policy in its Executive Officer Incentive Compensation Plan. The policy authorizes the Board to clawback incentive-based compensation paid to executive officers in the event of gross misconduct, gross negligence, materially inaccurate financial statements, erroneous performance metrics related to incentive goal calculation or conviction of a felony. The Board may, in its sole discretion, decline to adjust the terms of any outstanding award if it determines that such adjustment would violate applicable law or result in adverse tax consequences to an executive or the Bank. Under the policy, the Board will utilize its discretion to reduce the amount of any current incentive award payment and any deferred incentive award installment payment if it determines that (i) operational errors or omissions resulted in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive award payment amounts, (ii) the submission of information to the SEC, the Office of Finance, and/or the Finance Agency has not been provided in a timely manner or (iii) the Bank fails to make sufficient progress, as determined by the Finance Agency and communicated to Bank management and/or the Board by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management’s attention.

2022 Executive Officer Incentive Compensation Plan (2022 Plan). The 2022 Plan is materially the same as the 2021 Plan noted above with the same performance requirements, clawback mechanism and award eligibility levels. Following December 31, 2022, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2022 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2022 current awards and deferred incentive award installments would be paid under the 2022 Plan:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2023
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2024
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2025
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2026
* Payment will be made no later than March 15 in the year indicated.

Payment of each deferred incentive award installment under the 2022 Plan is contingent on the Bank continuing to meet certain Bank performance criteria and the participant meeting his or her requirements described below. The amount of the deferred incentive award payout opportunity is set forth in the Grants of Plan-Based Awards table. See “Stated Bank Performance Criteria, 2022” under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. These terms in the 2022 Plan are the same as set forth in the 2021 Plan described above. See Exhibit 10.15 to this Form 10-K for the full terms of the 2022 Plan.

Additional Incentives for Other Executives

From time to time, the CEO has recommended for the other Executives, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted for any of the other Executives in 2021.

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
•Parking

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

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Pentegra Defined Benefit Plan due to Internal Revenue Code (IRC) and Pentegra Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $290 thousand for 2021.

As a nonqualified plan, the SERP benefits do not receive the same tax treatment and funding protection as the Pentegra Defined Benefit Plan, and the Bank's obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death or disability of the employee. Payment options under the SERP include annuity and lump-sum options.

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

For all employees hired on or after January 1, 2019, the Bank will also contribute under the Thrift Plan an amount equal to 4% of total eligible earnings annually if the following eligibility requirements are met: (1) employed on December 31; and (2) completed 1,000 hours of service during the plan year. This contribution vests after 3 years of service. The CEO and other Executives were hired prior to January 1, 2019 and are not impacted.

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

The terms of the Supplemental Thrift Plan generally provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources and Diversity, Equity & Inclusion Committee, and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

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

As previously disclosed, Dana A. Yealy, Chief Strategic Initiatives Officer, an NEO, retired his employment with the Bank, effective March 15, 2021. Pursuant to a previously disclosed agreement, effective March 20, 2020 (Agreement), between the Bank and Mr. Yealy, on April 15, 2021, Mr. Yealy received a retention payment in the amount of $411,482 equal to (i) a lump sum of 52 weeks of salary at the salary rate in effect at the time of his retirement and (ii) a lump sum in the amount of twelve times the amount the Bank was contributing monthly as of Mr. Yealy’s retirement date towards group health coverage. In addition, on April 15, 2021, Mr. Yealy received an additional payment in the amount of $795,698 equivalent to the amount that would have been accrued from Mr. Yealy having had two years of age and two years of service added to the years of age and service actually accrued as of his retirement date under the Pentegra Defined Benefit Plan and SERP, based on his salary at the time of retirement. For additional information, refer to Exhibit 10.1 to the Bank’s first quarter 2020 Form 10-Q.

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

With respect to 2021, in the event Mr. Yealy’s termination of employment had occurred under circumstances in which Mr. Yealy would have been eligible for compensation and benefits under both the Agreement and Mr. Yealy’s change-in-control agreement with the Bank, Mr. Yealy would have been entitled to receive payments only under the agreement which provided the higher level of benefit to him. Per the Agreement, had Mr. Yealy requested to extend his expected retirement date and was refused by the Bank, his retirement would have been deemed an “Eligible Termination” under his change-in-control agreement. Mr. Yealy’s change-in-control agreement terminated as of his retirement date.

Compensation Committee Interlocks and Insider Participation

During 2021, the following directors served on the Bank’s Human Resources and Diversity, Equity & Inclusion Committee: Mr. Brendan J. McGill, Chair, Ms. Jeane M. Vidoni, Vice Chair, Rev. Luis A. Cortés, Jr., Mr. Romulo L. Diaz and Mr. Charles J. Nugent. No member of the Bank’s Human Resources and Diversity, Equity & Inclusion Committee has at any time been an officer or employee of the Bank. None of the Bank’s executive officers have served, or are serving, on the Board of Directors or the compensation committee of any entity whose executive officers served on the Bank’s Human Resources and Diversity, Equity & Inclusion Committee or Board of Directors. With respect to related party transactions, if any, and the independence of the Directors serving on the Human Resources and Diversity, Equity & Inclusion Committee during 2021, see Item 13. Certain Relationships and Related Transactions and Director Independence of this Form 10-K.

Compensation Committee Report

The Human Resources and Diversity, Equity & Inclusion Committee has reviewed and discussed the CD&A with management. Based on that review and discussion, the Human Resources and Diversity, Equity & Inclusion Committee has recommended to the Board that the CD&A be included in the Bank’s 2021 Form 10-K.

The Human Resources and Diversity, Equity & Inclusion Committee of the Board of Directors:

Mr. Brendan J. McGill Chair
Ms. Jeane M. Vidoni Vice Chair
Mr. Romulo L. Diaz, Jr., Esq.
Mr. Joseph W. Major
Mr. Bradford E. Ritchie

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2021	$925,058	$—	$817,444	$198,000	$86,015	$2,026,517
	2020	925,058	—	922,767	520,000	84,480	2,452,305
	2019	881,007	—	881,007	603,000	80,254	2,445,268
David G. Paulson (2) Chief Operating Officer	2021	$495,000		$362,114	$128,000	$45,739	$1,030,853
	2020	495,000	—	403,430	415,000	43,644	1,357,074
	2019	449,944	—	364,811	329,000	40,358	1,184,113
John P. Cassidy (3) Chief Technology and Operations Officer	2021	$455,000		$295,015	$337,000	$41,737	$1,128,752
	2020	455,000	—	320,281	896,000	38,727	1,710,008
Michael A. Rizzo (4) Chief Risk Officer	2021	$407,685		$259,677	$99,000	$29,523	$795,885
	2020	407,685	—	296,155	317,000	28,780	1,049,620
	2019	403,649	—	290,367	277,000	26,123	997,139
Julie F. Spiker (5) General Counsel, Corporate Secretary & Ethics Officer	2021	$376,000		$166,702	$414,000	$22,580	$979,282
Dana A. Yealy (6) Chief Strategic Initiatives Officer	2021	$82,989		$176,999	$569,434	$1,220,650	$2,050,072
	2020	398,331	—	284,563	990,000	33,656	1,706,550
	2019	386,729	—	276,110	1,075,000	30,883	1,768,722

Notes:
(1) For 2021, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2021 performance against goals as set forth below as well as deferred incentive earned in 2021 under the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $80,690 and the remainder is insurance premium contributions. For 2020, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $79,159 and the remainder is insurance premium contributions. For 2019, Mr. Watson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $75,196 and the remainder is insurance premium contributions.

(2) For 2021, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2021 performance against goals as set forth below as well as deferred incentive earned in 2021 under the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $41,500 and the remainder is insurance premium contributions. For 2020, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $40,033 and the remainder is insurance premium contributions. For 2019, Mr. Paulson’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $37,201 and the remainder is insurance premium contributions.

(3) For 2021, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2021 performance against goals as set forth below as well as deferred incentive earned in 2021 under the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $37,464 and the remainder is insurance premium contributions. For 2020, Mr. Cassidy’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $35,197 and the remainder is insurance premium contributions.

(4) For 2021, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2021 performance against goals as set forth below as well as deferred incentive earned in 2021 under the 2018, 2019, and 2020 Executive Officer

Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,462 and the remainder is insurance premium contributions. For 2020, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,462 and the remainder is insurance premium contributions. For 2019, Mr. Rizzo’s non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $24,220 and the remainder is insurance premium contributions.

(5) For 2021, Ms. Spiker’s non-equity incentive plan compensation was the incentive plan described above and was based on the 2021 performance against goals as set forth below as well as deferred incentive earned in 2021 under the 2018 and 2019 Key Employee Incentive Plans, and 2020 Executive Officer Incentive Compensation Plan. All other compensation included employer contributions to defined contribution plans of $22,561 and the remainder is insurance premium contributions.

(6) Mr. Yealy retired with the Bank, effective March 15, 2021. For 2021, Mr. Yealy's salary and incentive payouts are prorated based on a retirement date of March 15, 2021. The non-equity incentive plan compensation was the incentive plan described above and was based on the 2021 performance against goals as set forth below as well as deferred incentive earned in 2021 under the 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $12,681 and, per his Agreement with the Bank, a retention payment of $411,482 and an additional payment of $795,698 in lieu of two additional years of service under qualified pension and SERP plans, and the remainder is insurance premium contributions. For 2020, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described above and was based on the 2020 performance against goals as set forth below as well as deferred incentive earned in 2020 under the 2017, 2018, and 2019 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $31,334 and the remainder is insurance premium contributions. For 2019, Mr. Yealy's non-equity incentive plan compensation was the incentive plan described in the Bank’s 2019 Form 10-K as well as deferred incentive earned in the 2016, 2017, and 2018 Executive Officer Incentive Compensation Plans. All other compensation included employer contributions to defined contribution plans of $30,863 and the remainder is insurance premium contributions.

(6) The change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP as described below. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Supplemental Thrift Plan, the only such plan that the Bank offers.

CEO Pay Ratio

Consistent with SEC rules, the Bank is providing the following information regarding the relationship of the annual compensation of the Bank’s employees and the annual total compensation of the Bank’s CEO. For the year ended December 31, 2021, the annual total compensation of the CEO, as reported in the SCT above was $2,026,517, and the median of the annual total compensation of all of the Bank’s employees (not including the CEO), calculated as described below, was $143,699. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees (not including the CEO), was 14.1 to 1.

To identify the median of the annual total compensation of all of the Bank’s employees, as well as to determine the annual total compensation of the Bank’s median employee, the Bank took the following steps. First, the Bank determined that, as of December 1, 2021, the Bank’s employee population consisted of 224 individuals (not including the CEO), all located in the United States. This population consisted of full-time, part-time and temporary employees. The Bank selected December 1, 2021 for purposes of identifying its median employee as such date provided the Bank with adequate time to gather data regarding its employees.

Second, the Bank identified the median employee by comparing the amount of salary or wages, as applicable (including overtime), and cash incentive awards as reflected in the Bank’s payroll records for the entire fiscal year ending December 31, 2021 for each of the employees (not including the CEO) who were employed by the Bank on December 1, 2021, and ranking such compensation for all such employees from lowest to highest. In making this determination, the Bank annualized the salary or wages, as applicable (excluding overtime which was a nominal amount and not readily estimable due to fluctuations), of 14 full-time employees who were hired in 2021 but did not work for the Bank for the entire year. The cash incentive awards forming a part of the calculation to identify the median employee were paid to employees in 2021 for the 2020 performance year in accordance with the Bank’s employee and executive incentive plans. The Bank determined this approach to be an appropriate measure for purposes of identifying its median employee. As a result of a change in the Bank’s employee population during 2021, the Bank performed the above calculation to identify the median employee for the year ending December 31, 2021, rather than use the same median employee identified in the Bank’s 2020 Form 10-K for the year ending December 31, 2020.

For any employee not eligible to receive the cash incentive awards paid during 2021 for the 2020 performance year, the Bank estimated the cash incentive award such employee would have received had the employee been employed the entire plan year.

The estimated incentive was determined using the newly hired employees’ base salary and their incentive compensation opportunity level based on (1) the Bank’s performance as it relates to the 2020 Bankwide goals (refer to these goals in Exhibit 10.14 in the Bank’s 2020 Form 10-K) and (2) the incentive compensation payouts in 2021 for similar positions in their respective departments.

The above described compensation measure used to identify the median employee was applied consistently to all employees included in the calculation. The Bank determined this compensation measure reasonably reflects the annual compensation of all Bank employees as required by SEC rules.

Finally, after determining the median employee as set forth above, the annual total compensation for the median employee of $143,699 was then calculated in the same manner as shown for the CEO in the SCT. The annual total compensation amount of the median employee includes among other things, amounts attributable to the change in pension value, which varies among employees based upon their tenure at the Bank. All other compensation includes employer contributions to defined contribution plans and insurance premium contributions. The above is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of the Bank’s employees.

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

A.Optimize member use of core products by year-end 2021. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door, and Home4Good) (32% weighting);
B.Profitability as measured by adjusted earnings relative to GAAP capital in excess of the full-year average Federal funds rate within identified risk parameters (32% weighting);
C.Key risk indicator (KRI) performance of 12 KRIs over 12 months (12% weighting);
D.Peer operating expense scorecard - basket of three metrics (12% weighting);
E.Diversity and inclusion strategic plan (12% weighting); and

Adjusted earnings referenced above are quantified in the table below.

(in thousands)
2021 GAAP net income	$86,041
Adjustments:
Advance prepayment fees	$(16,513)
Mortgage delivery commitments	4,311
Earnings at risk (EaR) and unrealized gain/loss on securities	(4,313)
Derivative ineffectiveness	(1,522)
Subtotal - adjustments	$(18,037)
AHP	1,804
Adjusted earnings (non-GAAP)	$69,808

The table below includes the performance goal, weighting, achievement levels, and payout percentages for the NEOs per the terms of the 2021 Plan.

		To Achieve:				Payout % (2)
Goal (1)	Weighting	Threshold Payout	Target Payout	Maximum Payout	2021 Results	CEO	COO	CTOO	Other NEOs
A	32%	695	725	775	805	32.0	27.2	25.6	22.4
B	32%	248	293	338	243 bps	—	—	—	—
C	12%	120	130	140	133	9.9	8.9	8.3	7.1
D	12%	Rank 9	Rank 6	Rank 3	Rank 2	12.0	10.2	9.6	8.4
E	12%	4 of 13	8 of 13	13 of 13	13	12.0	10.2	9.6	8.4
Total Payout						65.9%	56.5%	53.1%	46.3%
Notes:
(1) Refer to the incentive goal scorecard attached to the 2021 Plan which is Exhibit 10.15 to the Bank’s 2020 Form 10-K.
(2) For performance achievement between threshold and target or target and maximum, the 2021 Plan provides for interpolation to determine the incentive compensation payout. To calculate payout for achievement between target and maximum, linear interpolation was used.

Named Executive Officer	Salary on which incentive is based (1)	Maximum incentive payout % potential	Maximum incentive payout potential $(2)	2021 actual incentive payout (A)	2020 deferred incentive $ (B)	2019 deferred incentive $ (C)	2018 deferred incentive $ (D)	Total incentive payout (3)
Winthrop Watson	$925,058	100%	$925,058	$304,807	$174,894	$166,752	$170,991	$817,444
David G. Paulson	$495,000	85%	$420,750	$139,937	$81,933	$69,392	$70,852	$362,114
John P. Cassidy	$455,000	80%	$364,000	$120,894	$70,572	$53,604	$49,945	$295,015
Michael A. Rizzo	$407,685	70%	$285,380	$94,461	$54,740	$53,878	$56,598	$259,677
Julie F. Spiker	$376,000	70%	$263,200	$87,119	$50,486	$15,026	$14,071	$166,702
Dana A. Yealy (4)	$80,758	70%	$56,530	$18,712	$53,484	$51,620	$53,183	$176,999
Notes:
(1) Base salary in effect on December 31, 2021 used to calculate payouts. Mr. Yealy’s salary on which incentive is based is prorated based on his retirement date of March 15, 2021.
(2) NEOs will be paid 50% of the incentive payout for 2021 in 2022 (see column A) and the remaining amount will be deferred and contingently payable in 2023, 2024 and 2025.
(3) Total incentive payout includes the sum of columns (A) (B) (C) and (D). As noted below, if both of the Stated Bank Performance Criteria are met in the preceding year, deferred incentive payments will be at 125% of the deferred amount.
(4) Mr. Yealy retired from the Bank on March 15, 2021. As Mr. Yealy is a retiree under the Bank’s 2021 Plan, he is eligible to receive a prorated 2021 actual incentive payment and 2020, 2019, and 2018 deferred incentive payments at the same time, and in the same manner, that such payments are made to the CEO and other Executives.

The following table illustrates for each participant the maximum amount of unpaid deferred installments as of December 31, 2021 distributable under the 2018, 2019, 2020 and 2021 plans.

Name and Principal Position	Amount Distributable in 2022	Amount Distributable in 2023	Amount Distributable in 2024	Amount Distributable in 2025	Total (1)
Winthrop Watson President and CEO	$512,637	$468,648	$301,896	$127,003	$1,410,184
David G. Paulson Chief Operating Officer	$222,177	$209,632	$140,240	$58,307	$630,356
John P. Cassidy Chief Technology and Operations Officer	$174,121	$174,549	$120,945	$50,372	$519,987
Michael A. Rizzo Chief Risk Officer.	$165,217	$147,977	$94,099	$39,359	$446,652
Julie F. Spiker (2) General Counsel, Corporate Secretary & Ethics Officer	$79,583	$101,811	$86,786	$36,300	$304,480
Dana A. Yealy (3) Chief Strategic Initiatives Officer	$158,287	$112,900	$61,281	$7,796	$340,264
Notes:
(1) Based on the provisions of the 2018, 2019, 2020 and 2021 Executive Officer Incentive Compensation Plans, the deferral amount from the 2018, 2019, 2020 and 2021 plan years includes a 25% increase since the deferral criteria were assumed to have been met at the maximum level payout.
(2) Ms. Spiker’s amounts distributable in 2022 and 2023 include deferral amounts based on the provisions of the 2018 and 2019 Key Employee Incentive Compensation Plans and 2020 and 2021 Executive Officer Incentive Compensation Plans. Amounts distributable in 2024 and 2025 only include deferral amounts based on the provisions of the 2020 and 2021 Executive Officer Incentive Compensation Plans.
(3)Mr. Yealy retired from the Bank on March 15, 2021. As Mr. Yealy is a retiree under the Bank’s 2021 Plan, he is eligible to receive deferred incentive payments at the same time, and in the same manner, that such payments are made to the CEO and other Executives.

Change in Pension Value

The Pentegra Defined Benefit Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary as in effect for each month of such year. Earnings are subject to an annual IRS limit of $290 thousand for 2021. Annual benefits provided under the Pentegra Defined Benefit Plan also are subject to IRS limits, which vary by age and benefit payment type. As noted above, employees hired on or after January 1, 2019 are not eligible to participate in the Pentegra Defined Benefit Plan and will not accrue benefits.

The participant's accrued benefits are calculated as of December 31, 2021 and December 31, 2020. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2021, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2021. As of December 31, 2020, 55% of the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2020) and 45% of the benefit is valued using the IRS Applicable Mortality table for lump sums projected to 2020. The interest rates used are 2.83% as of December 31, 2021 and 2.52% as of December 31, 2020. The difference between the present value of the December 31, 2021 accrued benefit and the present value of the December 31, 2020 accrued benefit is the “change in pension value” for the Pentegra Defined Benefit Plan.

The SERP provides benefits under the same terms and conditions as the Pentegra Defined Benefit Plan, except earnings are defined as base salary as in effect for each month of such year plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Pentegra Defined Benefit Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2021 and December 31, 2020. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2021, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2021). As of December 31, 2020, the benefit is valued using the PRI-2012 mortality table for white collar workers (with mortality improvement scale MP-2020). As of December 31, 2021, the benefit is valued using an interest rate of 2.83% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 2.0%. As of December 31, 2020, the benefit is valued using an interest rate of 2.52% for the age 65 present value factor and then the age 65 present value factor is discounted back to current age using an interest rate of 1.25%. The difference between the present value of the December 31, 2021 accrued benefit and the present value of the December 31, 2020 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Pentegra Defined Benefit Plan and the change in the SERP.

Grants of Plan-Based Awards

The following table is based on salary as of December 31, 2021 and shows the value of non-equity incentive plan awards granted to the CEO and other Executives in 2021 or future periods, as applicable. Note that these amounts are based on the potential awards available under the terms of the 2021 Plan, not actual performance. Actual performance under the 2021 Plan is as reflected in the SCT and in the detailed incentive award tables set forth below the SCT.

2021 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2021	Amount Payable 2022	Amount Payable 2023	Amount Payable 2024	Amount Payable 2025
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$555,035	$277,517	$115,632	$115,632	$115,632
	Target	$693,793	$346,897	$144,540	$144,540	$144,540
	Max	$925,058	$462,529	$192,720	$192,720	$192,720
David G. Paulson Chief Operating Officer	Threshold	$272,250	$136,125	$56,719	$56,719	$56,719
	Target	$346,500	$173,250	$72,188	$72,188	$72,188
	Max	$420,750	$210,375	$87,656	$87,656	$87,656
John P. Cassidy Chief Technology and Operations Officer	Threshold	$227,500	$113,750	$47,396	$47,396	$47,396
	Target	$295,750	$147,875	$61,615	$61,615	$61,615
	Max	$364,000	$182,000	$75,833	$75,833	$75,833
Michael A. Rizzo Chief Risk Officer	Threshold	$163,074	$81,537	$33,974	$33,974	$33,974
	Target	$224,227	$112,113	$46,714	$46,714	$46,714
	Max	$285,380	$142,690	$59,454	$59,454	$59,454
Julie F. Spiker General Counsel, Corporate Secretary & Ethics Officer	Threshold	$150,400	$75,200	$31,333	$31,333	$31,333
	Target	$206,800	$103,400	$43,083	$43,083	$43,083
	Max	$263,200	$131,600	$54,833	$54,833	$54,833
Dana A. Yealy (1) Chief Strategic Initiatives Officer	Threshold	$32,303	$16,152	$6,730	$6,730	$6,730
	Target	$44,417	$22,208	$9,253	$9,253	$9,253
	Max	$56,530	$28,265	$11,777	$11,777	$11,777
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
(1) Mr. Yealy retired from the Bank, effective March 15, 2021. As Mr. Yealy is a retiree under the Bank’s 2021 Plan, he is eligible to receive the above future payments at the same time, and in the same manner, that such payments are made to the CEO and other Executives. Mr. Yealy’s total opportunity and estimated future payouts under non-equity incentive plans awards are prorated based on his retirement date of March 15, 2021.

Stated Bank Performance Criteria, 2021. Payment of each deferred incentive award installment in 2023, 2024, and 2025 related to December 31, 2021 incentive is contingent on the Bank continuing to meet the following stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

2022 Grants

			Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position		Performance Achieved in 2022	Amount Payable 2023	Amount Payable 2024	Amount Payable 2025	Amount Payable 2026
		Total Opportunity	50% Payout	Deferred Amount	Deferred Amount	Deferred Amount
Winthrop Watson President and CEO	Threshold	$582,786	$291,393
	Target	$728,483	$364,241
	Max	$971,311	$485,655	$202,356	$202,356	$202,356
David G. Paulson Chief Operating Officer	Threshold	$285,863	$142,931
	Target	$363,825	$181,913
	Max	$441,788	$220,894	$92,039	$92,039	$92,039
John P. Cassidy Chief Technology and Operations Officer	Threshold	$238,875	$119,438
	Target	$310,538	$155,269
	Max	$382,200	$191,100	$79,625	$79,625	$79,625
Michael A. Rizzo Chief Risk Officer	Threshold	$168,782	$84,391
	Target	$232,075	$116,037
	Max	$295,368	$147,684	$61,535	$61,535	$61,535
Julie F. Spiker General Counsel, Corporate Secretary & Ethics Officer	Threshold	$158,672	$79,336
	Target	$218,174	$109,087
	Max	$277,676	$138,838	$57,849	$57,849	$57,849
Notes: As described above in the 2022 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the Stated Bank Performance Criteria described below. For the 2022 Plan, the first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met. The deferred amount shown for each of the years 2023, 2024, and 2025 is 125% of the maximum deferred amount if both MV/CS and retained earnings levels are maintained, which we have assumed is met in each year for purposes of this calculation.

Estimated future payouts presented above were calculated based on the executives' base salary as of January 1, 2022. The actual amount of the payout will be based on the executives' base salary at December 31, 2022.

Under the 2022 Plan, the actual annual award opportunity for January 1, 2022, through December 31, 2022, and payouts are based on a percentage of the executive's base salary as of December 31, 2022. Each goal includes performance measures at threshold, target and maximum. The specific performance goals and total weighting for each goal for the CEO and other Executives are as follows.

•Optimize member use of core products by year-end 2022. Core products include: Advances, MPF, letters of credit, safekeeping and five community investment products (Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door and Home4Good) (30% weighting);
•Profitability as measured by adjusted earnings relative to total GAAP capital in excess of full year average Federal funds rate within identified risk parameters (Board duration of equity limits) (30% weighting);
•KRI performance of 12 KRIs over 12 months (10% weighting);
•Peer operating expense scorecard - basket of three metrics (10% weighting);
•Diversity, equity, and inclusion select metrics around workforce and marketplace (10% weighting); and
•Technology efficiency & resiliency as measured by five critical strategic milestones (10% weighting).

Adjusted earnings and other measures referenced above are as defined in the 2022 Plan. See Exhibit 10.14 to this Form 10-K.

Stated Bank Performance Criteria, 2022. Payment of each deferred incentive award installment in 2024, 2025, and 2026 related to December 31, 2022 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

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

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	11.58	$716,000	$—
	SERP	12.08	$2,676,000	$—
David G. Paulson Chief Operating Officer	Pentegra Defined Benefit Plan	11.25	$596,000	$—
	SERP	11.75	$858,000	$—
John P. Cassidy Chief Technology and Operations Officer	Pentegra Defined Benefit Plan	21.75	$1,683,000	$—
	SERP	22.25	$1,930,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	11.33	$659,000	$—
	SERP	11.83	$673,000	$—
Julie F. Spiker General Counsel, Corporate Secretary & Ethics Officer	Pentegra Defined Benefit Plan	32.16	$2,651,000	$—
	SERP	26.83	$1,240,000	$—
Dana A. Yealy (1) Chief Strategic Initiatives Officer	Pentegra Defined Benefit Plan	35.33	$—	$2,927,360
	SERP	35.83	$—	$3,426,074
(1) Mr. Yealy retired from the Bank, effective March 15, 2021. The number of years credited service increase from the December 31, 2020 valuation is based on full months of service in 2021 and an additional 501 hours of service per the Pentegra Defined Benefit Plan and SERP “hours of service” definition. As a retiree, Mr. Yealy is eligible to receive payments under the Pentegra Defined Benefit Plan and SERP.

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

Normal Retirement: Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average incentive payment (as defined in the SERP) for such same three-year period multiplied by his/her years of benefit service. An executive hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years of benefit service. Under the SERP normal retirement benefit, the executive also would receive 1.5% of his/her highest five-year average incentive payment (as defined in the SERP) for such same five-year period multiplied by his/her years of benefit service. At December 31, 2021, Mr. Watson was eligible for normal retirement benefits.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. The early retirement benefit amount, for those hired after January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 4% (for ages 55 through 59) and 6% (for ages 60 through 64) times the difference between the age of the early retiree and age 65. At December 31, 2021, Mr. Paulson, Mr. Cassidy, Mr. Rizzo, and Ms. Spiker were eligible for early retirement benefits. Mr. Yealy was eligible for early retirement benefits and retired effective March 15, 2021.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2021	Registrant Contributions in 2021	Aggregate Earnings (Losses) in 2021	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2021
Winthrop Watson (1) President and CEO	$500,979	$73,752	$589,570	$—	$6,992,599
David G. Paulson (2) Chief Operating Officer	$95,096	$33,137	$61,128	$—	$1,378,462
John P. Cassidy (3) Chief Technology and Operations Officer	$171,727	$20,618	$172,173	$—	$1,710,163
Michael A. Rizzo Chief Risk Officer	$82,425	$19,366	$126,575	$—	$1,370,070
Julie F. Spiker General Counsel, Corporate Secretary & Ethics Officer	$36,902	$14,341	$17,072		$208,303
Dana A, Yealy (4) Chief Strategic Initiatives Officer	$258,893	$7,702	$156	$(3,012,867)	$369,538
Notes:
(1) For Mr. Watson, balance as of December 31, 2021 includes further deferral of deferred incentive compensation of $251,511 and applicable investment earnings of $64,119.
(2) For Mr. Paulson, balance as of December 31, 2021 includes further deferral of deferred incentive compensation of $20,679 and applicable investment earnings of $1,778.
(3) For Mr. Cassidy, balance as of December 31, 2021 includes further deferral of deferred incentive compensation of $150,907 and applicable investment earnings of $57,230.
(4) For Mr. Yealy, balance as of December 31, 2021 includes further deferral of deferred incentive compensation of $156,201 and applicable investment earnings of $39.

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is in Exhibit 10.1 to the Bank’s Second Quarter 2019 Form 10-Q.

Amounts shown as "Executive Contributions in 2021" were deferred and reported as "Salary" and “Non-Equity Incentive Plan Compensation” in the SCT. Amounts shown as "Registrant Contributions in 2021" are reported as "All Other Compensation" in the SCT. Amounts shown as “Aggregate Earnings (Losses) in 2021” have not been reported in the SCT as none of the CEO or other Executives received above-market preferential earnings. All contributions comprising a portion of the “Aggregate Balance at December 31, 2021” were included in the compensation reported in the SCT and in prior years’ Summary Compensation Tables, as applicable.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2021.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Coverage (1)		Executive Outplacement (2)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$925,058	52 weeks	$13,151	12 months	$11,000	$949,209
David G. Paulson Chief Operating Officer	44 weeks	$418,846	44 weeks	$11,128	12 months	$11,000	$440,974
John P. Cassidy Chief Technology and Operations Officer	52 weeks	$455,000	52 weeks	$13,151	12 months	$11,000	$479,151
Michael A. Rizzo Chief Risk Officer	44 weeks	$344,964	44 weeks	$11,128	12 months	$11,000	$367,092
Julie F. Spiker General Counsel, Corporate Secretary & Ethics Officer	52 weeks	$376,000	52 weeks	$15,008	12 months	$11,000	$402,008
Dana A. Yealy (3) Chief Strategic Initiatives Officer	52 weeks	$398,331	52 weeks	$13,151	12 months	$11,000	$422,482
Notes:
(1) Additional taxable compensation equivalent to the Bank’s share of medical coverage costs for its active employees.
(2) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
(3) Mr. Yealy retired from the Bank effective March 15, 2021.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary (1)	Potential Incentive Award (2) (7)	Medical Coverage (3)	Outplace- ment Services and Financial Planning (4)	Additional Severance Amount (5)*	Accelerated Deferred Incentive Installment Amount (7)	Severance/ Defined Contribution Match Amount (6)*	Total
Winthrop Watson President and CEO	$2,765,923	$2,074,442	$19,726	$26,000	$1,092,000	$1,410,185	$290,422	$7,678,698
David G. Paulson Chief Operating Officer	$990,000	$693,000	$19,726	$26,000	$440,000	$630,355	$100,980	$2,900,061
John P. Cassidy Chief Technology and Operations Officer	$910,000	$591,500	$19,726	$26,000	$1,056,000	$519,987	$90,090	$3,213,303
Michael A. Rizzo Chief Risk Officer	$815,370	$448,454	$19,726	$26,000	$446,000	$446,651	$75,829	$2,278,030
Julie F. Spiker General Counsel, Corporate Secretary & Ethics Officer	$752,000	$413,600	$22,511	$26,000	$1,142,000	$304,479	$69,936	$2,730,526
Dana A. Yealy (8) Chief Strategic Initiatives Officer	$796,663	$438,165	$19,726	$26,000	$795,698	$340,265	$74,090	$2,490,607
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
(7) The 2018, 2019, and 2020 Executive Officer Incentive Compensation Plans provide for vesting of the remaining unpaid deferred award installments that correspond to each participant’s 2018, 2019, and 2020 current incentive award. The 2021 Executive Officer Incentive Compensation Plan also provides for vesting of deferred award installments in the event of a Change in Control. As a result, the unpaid deferred award installments for each participant that correspond to the 2021 current incentive award would also be paid out upon a CIC event along with the 2018, 2019, and 2020 Plans’ unpaid deferred installments. This payment is in addition to any current incentive award payout reflected in the SCT. The unpaid deferred installments that would vest for each participant are as set forth above in the deferred installments table. See Exhibit 10.12.3 to the Bank’s 2017 Form 10-K for the terms of the 2018 Plan. See Exhibit 10.15 to the Bank’s 2018 Form 10-K for the terms of the 2019 Plan. See Exhibit 10.15 to the Bank’s 2019 Form 10-K for the terms of the 2020 Plan. See Exhibit 10.15 to the Bank’s 2020 Form 10-K for the terms of the 2021 Plan
(8) Mr. Yealy retired from the Bank effective March 15, 2021. Under the terms of Mr. Yealy’s Agreement, had a change in control occurred while he was employed and he would have been eligible for compensation and benefits under both the Agreement and his change-in-control agreement with the Bank, Mr. Yealy would have been entitled to receive payments only under the agreement which provided the higher level of benefit to him. The above reflects such payouts under his change-in-control agreement.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the Amended 2021 Directors’ Compensation Policy (2021 Compensation Policy) as adopted by the Bank's Board. Under the 2021 Compensation Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2021.

	Retainer Fees	Meeting Fees	Total
Board Chair	$70,000	$72,500	$142,500
Board Vice Chair	$61,248	$61,252	$122,500
Committee Chair	$61,248	$61,252	$122,500
Director	$57,496	$55,004	$112,500

The 2021 Compensation Policy fee levels were as set forth in Exhibit 10.4.2 to the Bank's 2020 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2021 Compensation Policy based on a director assuming additional responsibilities, such as chairing a Committee or Board meeting. The following table sets forth the compensation of the Bank’s director’s for services rendered in 2021.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Bradford E. Ritchie (Chair)	$142,492	$19	$142,511
Louise M. Herrle (Vice Chair)	122,496	19	$122,515
Pamela C. Asbury	122,496	19	122,515
Glenn R. Brooks	113,013	19	113,032
Luis A. Cortés Jr.	112,288	19	112,307
Romulo L. Diaz, Jr., Esq.	112,492	19	112,511
James V. Dionise	112,492	19	112,511
Angel L. Helm	112,492	19	112,511
William C. Marsh	122,496	19	122,515
Brendan J. McGill	122,496	19	122,515
Lynda A. Messick	112,492	19	112,511
Glenn E. Moyer	122,496	19	122,515
Thomas H. Murphy	122,496	19	122,515
Charles J. Nugent	122,496	19	122,515
Dr. Howard B. Slaughter, Jr.	112,492	19	112,511
Jeane M. Vidoni	112,492	19	112,511
"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees for the year in total and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors who attended all Board and applicable Committee meetings in 2021 received the maximum total fees. In 2021, the Bank had a total of six Board meetings (and one additional interim meeting) and 42 Board Committee meetings (and nine additional interim meetings). There were no Board Executive Committee meetings in 2021.

"All Other Compensation" for each includes $19 per director annual premium for director travel and accident insurance.

For 2022, the Bank's Board adopted and submitted to the Finance Agency the 2022 Directors' Compensation Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2021 Directors’ Compensation Policy. In general, the 2022 Directors’ Compensation Policy provides for total fees for the Chair of $142,500; $122,500 for the Vice Chair and for each of the Committee Chairs; and $112,500 for each of the other Directors. See Exhibit 10.4.2 to the Bank’s 2021 Form 10-K for the 2022 Directors' Compensation Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2022

Name	Address	Capital Stock	% of Total Capital Stock
Ally Bank (a)	200 West Civic Centre Drive Sandy, Utah 84070	$347,757,900	27.1%
T.D.Bank, N.A.	2035 Limestone Road Wilmington, Delaware 19808	160,195,600	12.5%
First National Bank of Pennsylvania	166 Main Street Greenville, Pennsylvania 16125	120,641,000	9.4%
(a) For Bank membership purposes, principal place of business is Horsham, PA.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2022

Name	Address	Capital Stock	% of Total Capital Stock
Penn Community Bank	3969 Durham Road Doylestown, Pennsylvania 18902	$9,768,300	0.8%
Genworth Life Insurance Company	251 Little Falls Drive Wilmington, Delaware 19808	9,325,800	0.7%
Summit Community Bank, Inc.	300 North Main Street Moorefield, West Virginia 26836	6,799,400	0.5%
The Farmers National Bank of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	3,943,800	0.3%
Harleysville Bank	271 Main Street Harleysville, Pennsylvania 19438	3,490,600	0.3%
Brentwood Bank	411 McMurray Road Bethel Park, Pennsylvania 15102	2,843,600	0.2%
Atlantic Community Bankers Bank	1400 Market Street Camp Hill, Pennsylvania 17011	2,776,000	0.2%
Mars Bank	145 Grand Avenue Mars, Pennsylvania 16046	2,492,000	0.2%
Victory Bank	548 North Lewis Road Limerick, Pennsylvania 19468	998,100	0.1%
County Bank	19927 Shuttle Road Rehoboth Beach, Delaware 19971	159,900	—%
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

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, originally effective January 31, 2007, most recently updated effective December 16, 2021, the Bank adopted a written Related Person Transaction Policy. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2022. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance and Public Policy Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction subject to disclosure is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $120,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

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

The Bank did not engage in any Federal funds transactions with related persons during 2021. Additionally, from January 1 through February 28, 2022, the Bank had no Federal funds transactions with related persons.

In 2021, the Bank had funds on deposit with JP Morgan Chase Bank, N.A. (JP Morgan) (acquired Bank stock via merger of the Bank’s former member, Chase Bank USA, N.A.). In 2021, the maximum amount of Bank funds on deposit at JP Morgan was $396,857,930, and JP Morgan paid the Bank $209,943 in interest on such deposits.

In addition, in 2021 the Bank had a maximum notional amount of $799,895,780 in derivatives transactions outstanding with JP Morgan under an ISDA master agreement executed with JP Morgan in 1995. The Governance and Public Policy Committee has ratified and authorized continued derivative transactions meeting the terms of the Bank’s applicable credit and other policies with JP Morgan. As of February 28, 2022, the notional amount of derivatives transactions outstanding with JP Morgan under the above-referenced ISDA master agreement was $899,823,741.

Under the terms of the Bank’s Related Person Transaction Policy as most recently approved, the Governance and Public Policy Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2022, the Committee considered the previously approved member/stockholder money market transactions as described above and determined to continue the authorization of new such money market transactions with such entities.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance in this Form 10-K, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board, which is currently set at 16. As of February 28, 2022, the Board was comprised of 16 directors: nine Member Directors and seven Independent Directors. Currently, the Board has its full complement of Directors.

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

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2021 and through February 28, 2022, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2021 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2022 and as of the date of this filing, all members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Human Resources and Diversity, Equity & Inclusion Committee are not independent, which members of its Audit Committee are not independent and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board or its Human Resources and Diversity, Equity & Inclusion, or Audit Committees.

After applying the NYSE independence standards, the Board determined that, for purposes of the SEC disclosure rules, as of February 28, 2022, all seven of the Bank’s Independent Directors, Adams, Brooks, Diaz, Helm, Herrle, Murphy and Slaughter, are independent. In determining that Director Brooks was independent, the Board considered that Leon N. Weiner & Associates, Inc., the organization for which Director Brooks serves as President, received an AHP grant in the amount of $405,000 from the Bank in 2020 and that Leon N. Weiner Education Foundation, a charitable organization for which Mr. Brooks serves as Vice President, received a $10,000 charitable contribution from the Bank in 2021. In determining that Director Herrle was independent, the Board considered that Light of Light Rescue Mission, a non-profit organization for which Ms. Herrle has provided volunteer assistance, received AHP grants in the amounts of $749,999 and $750,000 in 2019 and 2020, respectively. The Board also considered that Light of Life Rescue Mission received a $1,200 charitable contribution from the Bank in 2021. Finally, in determining that Director Slaughter was independent, the Board considered that Habitat for Humanity of Greater Pittsburgh, the non-profit organization for which Director Slaughter serves as President and Chief Executive Officer, received AHP grants in the amounts of $225,000 and $300,000 in 2018 and 2019, respectively. The Board also considered that Habitat for Humanity of Greater Pittsburgh received charitable contributions of $10,000 in each of 2019, 2020 and 2021. For former Director Cortés, who served on the Board in 2021 but not in 2022, the Board determined that he was independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its nine Member Directors, and on February 18, 2022 concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards. For former Member Directors Nugent and Moyer, who served on the Board in 2021 but not in 2022, the Board determined that they were not independent as well.

The Board’s Human Resources and Diversity, Equity & Inclusion Committee has responsibility for overseeing executive compensation. Applying the NYSE independence standards for compensation committee members, the Board determined that the current Member Directors serving on the Human Resources and Diversity, Equity & Inclusion Committee, Messrs. Major, McGill and Ritchie and Ms. Vidoni, are not independent. The Board determined that Independent Director Mr. Diaz is independent. With respect to former Independent Director Mr. Cortés, who served on the Committee in 2021 but not in 2022, the Board determined that he was independent under the NYSE standards. With respect to former Member Director Mr. Nugent, who served on the Committee in 2021 but not in 2022, the Board determined that he was not independent under the NYSE standards.

The Board has a standing Audit Committee. The Board determined that the Member Directors serving as members of the Bank’s Audit Committee, Messrs. Bailey and Dionise and Ms. Messick, are not independent under the NYSE standards for Audit Committee members. The Board determined that Independent Directors Mses. Adams and Helm, who are serving as members of the Bank’s Audit Committee, are independent under the NYSE standards. With respect to Member Director Mr. Marsh and former Member Director Mr. Moyer, who both served on the Audit Committee in 2021 but not in 2022, the Board determined that they were not independent under the NYSE standards. All of the Bank’s Audit Committee members are independent under the Finance Agency independence standards.

Item 14: Principal Accountant Fees and Services

    The following table sets forth the aggregate fees billed to the Bank for 2021 and 2020 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

(in thousands)	2021	2020
Audit fees	$854	$879
Audit-related fees	81	58
All other fees	4	5
Total fees	$939	$942

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements, and audits of the Bank’s internal controls over financial reporting for the years ended December 31, 2021 and 2020.

Audit-related fees consist of fees billed during 2021 and 2020 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were for assurance and related services primarily for accounting consultations and fees related to participation in, and presentations at, conferences. All other fees were for the annual license of accounting research software and disclosure compliance checklist.

The Bank is exempt from all Federal, state and local income taxation with the exception of real estate property taxes and certain employer payroll taxes. There were no tax fees paid during 2021 and 2020.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $36 thousand and $44 thousand for 2021 and 2020, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Income and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial Statements of the Federal Home Loan Bank of Pittsburgh, set forth in Item 8 above, are filed as part of this Report.

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting firms (PCAOB ID 238)
Statements of Income for each of the years ended December 31, 2021, 2020 and 2019
Statements of Comprehensive Income for each of the years ended December 31, 2021, 2020 and 2019
Statements of Condition as of December 31, 2021 and 2020
Statements of Cash Flows for each of the years ended December 31, 2021, 2020 and 2019
Statements of Changes in Capital for each of the years ended December 31, 2021, 2020 and 2019
Notes to Financial Statements

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the Earnings Performance and Financial Condition sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed or furnished with the Bank’s 2020 Form 10-K or incorporated herein by reference.

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to Exhibit 3.1 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh as amended effective March 10, 2016	Incorporated by reference to Exhibit 3.2.1 to the Bank's Form 10-K filed with the SEC on March 10, 2016.
4.1	Bank Capital Plan, as amended and restated effective October 6, 2014	Filed herewith.
4.2	Description of Registered Securities	Incorporated by reference to Exhibit 4.2 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.1	2020 Severance Policy*	Incorporated by reference to Exhibit 10.1.2 to the Bank’s Form 10-K filed with the SEC on March 9, 2021
10.1.2	2021 Severance Policy*	Filed herewith.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to the Bank’s registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.3.1 to the Bank’s Form 10-Q filed with the SEC on May 9, 2017.
10.4	2021 Directors’ Compensation Policy*	Incorporated by reference to Exhibit 10.4.2 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.4.1	2022 Directors’ Compensation Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, December 18, 2009, October 26, 2012 and March 26, 2015*	Incorporated by reference to Exhibit 10.5.2 to the Bank's Form 10-K filed with the SEC on May 7, 2015.
10.5.1	Pentegra Defined Benefit Plan for Financial Institutions Summary Plan Description Dated July 1, 2013*	Incorporated by reference to Exhibit 10.5.1 to the Bank's Form 10-K filed with the SEC on March 13, 2014.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Revised September 26, 2007, December 19, 2008, December 18, 2009, October 26, 2012, March 26, 2015, and June 21, 2019*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on August 8, 2019.
10.6.1	Federal Home Loan Bank of Pittsburgh Defined Contribution Plan Summary Plan Description Dated July 1, 2020*	Incorporated by reference to Exhibit 10.6.1 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.6.2	Amendment to the Federal Home Loan Bank of Pittsburgh Defined Contribution Plan, as restated effective July 1, 2020*	Filed herewith.
10.7	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.7.1	Mortgage Partnership Finance® Consolidated Interbank Agreement dated July 22, 2016	Incorporated by reference to Exhibit 10.7.1 to the Bank's Form 10-Q filed with the SEC on August 9, 2016.

Exhibit No.	Description	Method of Filing +
10.8	August 2016 Form of Executive Officer Severance (CIC) Agreement*	Incorporated by reference to the Exhibit 10.9.1 to the Bank’s Form 10-Q filed with the SEC on August 9, 2016.
10.9	Agreement, dated March 24, 2020, with Executive Officer Yealy*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 8, 2020.
10.10	2018 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.12.3 to the Bank’s Form 10-K filed March 8, 2018.
10.11	2019 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed on March 11, 2019.
10.12	2020 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 10, 2020.
10.13	2021 Executive Officer Incentive Compensation Plan*	Incorporated by reference to Exhibit 10.15 to the Bank’s Form 10-K filed with the SEC on March 9, 2021.
10.14	2022 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.15	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.16	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011.
10.17	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011.
10.18	Form of Director and Officer Indemnification Agreement*	Incorporated by reference to Exhibit 10.1 to the Bank’s Form 10-Q filed with the SEC on May 7, 2019.
24.0	Power of Attorney	Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Filed herewith.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	Furnished herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer	Furnished herewith.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Accounting Officer	Furnished herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Date: March 9, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2022
/s/ David G. Paulson David G. Paulson	Chief Operating Officer (Principal Financial Officer)	March 9, 2022
/s/ Edward V. Weller Edward V. Weller	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2022
*/s/ William C. Marsh William C. Marsh	Chairman of the Board of Directors	March 9, 2022
*/s/ Louise M. Herrle Louise M. Herrle	Vice Chairman of the Board of Directors	March 9, 2022
*/s/ Barbara Adams Barbara Adams	Director	March 9, 2022
*/s/ Pamela C. Asbury Pamela C. Asbury	Director	March 9, 2022
*/s/ Thomas Bailey Thomas Bailey	Director	March 9, 2022
*/s/ Glenn R. Brooks Glenn R. Brooks	Director	March 9, 2022

Signature	Capacity	Date
*/s/ Romulo L. Diaz, Jr., Esq. Romulo L. Diaz, Jr., Esq.	Director	March 9, 2022
*/s/ James V. Dionise James V. Dionise	Director	March 9, 2022
*/s/ Angel L. Helm Angel L. Helm	Director	March 9, 2022
*/s/ Joseph W. Major Joseph W. Major	Director	March 9, 2022
*/s/ Brendan J. McGill Brendan J. McGill	Director	March 9, 2022
*/s/ Lynda A. Messick Lynda A. Messick	Director	March 9, 2022
*/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 9, 2022
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 9, 2022
*/s/ Dr. Howard B. Slaughter, Jr. Dr. Howard B. Slaughter, Jr.	Director	March 9, 2022
*/s/ Jeane M. Vidoni Jeane M. Vidoni	Director	March 9, 2022
*By: /s/ Julie F. Spiker Julie F. Spiker, Attorney-in-fact, pursuant to Power of Attorney filed herewith