Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Pittsburgh
filed 2022-05-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

There were 16,447,714 shares of common stock with a par value of $100 per share outstanding at April 29, 2022.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I - FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to real estate, credit and mortgage markets; volatility of market prices, rates, and indices related to financial instruments; including but not limited to, the discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the Bank's LIBOR-based financial products, investments and contracts; the occurrence of man-made or natural disasters, endemics, global pandemics, conflicts or terrorist attacks or other geopolitical events; political, legislative, regulatory, litigation, or judicial events or actions, including those relating to environmental, social and governance matters; risks related to mortgage-backed securities (MBS); changes in the assumptions used to estimate credit losses; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; changes in expectations regarding the Bank’s payment of dividends; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the Federal Home Loan Bank (FHLBank) System’s debt rating or the Bank’s rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank’s ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; technology and cyber-security risks; and timing and volume of market activity. Forward-looking statements in this Form 10-Q should not be relied on as representing the Bank’s expectations or assumptions as of any time subsequent to the time this Form 10-Q is filed with the Securities and Exchange Commission. Forward looking statements speak only as of the date made and the Bank has no obligation, and does not undertake publicly, to update or revise any forward-looking statement for any reason.

This Management's Discussion and Analysis (MD&A) should be read in conjunction with the Bank's unaudited interim financial statements and notes and any Risk Factors included in Part II, Item 1A of this Form 10-Q and all risks and uncertainties addressed throughout this report, as well as the Bank's 2021 Form 10-K (2021 Form 10-K), including Risk Factors included in Part I, Item 1A of that report. Information on the Bank's websites referred to in this Form 10-Q is not incorporated in, or a part of, this Form 10-Q.

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

During the first quarter of 2022, concerns about inflation, the announcement by the Federal Reserve Board (Federal Reserve) to raise the Federal funds rate as well as speculation about future actions, and further market volatility caused by ongoing hostilities between Russia and Ukraine were dominant themes. At its January meeting, the Federal Reserve left the Federal funds rate unchanged at a rate between 0% and 0.25%, but indicated that due to improved labor market conditions and higher inflation, it would begin raising the Federal funds rate. At its meeting in March, the Federal Reserve raised the target for the Federal funds rate to a range of 0.25% and 0.50%, due to improved economic indicators, lower unemployment and concerns about higher inflation. During the first quarter of 2022, yields on U.S. Treasuries were higher relative to the prevailing yields at the end of the fourth quarter of 2021. Term debt spreads relative to U.S. Treasuries were higher during the quarter due to inflation concerns.

Results of Operations. The Bank's net income totaled $18.7 million for the first quarter of 2022, compared to $38.1 million for the first quarter of 2021. Lower net interest income was the primary driver for the year-over-year change. The net interest margin was 46 basis points in the first quarter of 2022 and 51 basis points in the first quarter of 2021. The decrease in net interest margin was primarily due to a decrease in yield on investment securities and lower prepayments of advances.

Financial Condition. Advances. Advances totaled $16.3 billion at March 31, 2022, an increase of $2.2 billion compared to $14.1 billion at December 31, 2021. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. The federal government liquidity programs continued to contribute to higher deposits at our members and lower advance levels for the Bank. While the advance portfolio increased compared to December 31, 2021, the par value of advances that had a remaining maturity of more than one year was relatively unchanged at 36% at March 31, 2022 compared to 39% at December 31, 2021.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At March 31, 2022, the Bank held $10.4 billion of liquid assets compared to $9.7 billion at December 31, 2021.

Investments. To enhance earnings, the Bank maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities, excluding those investments designated as liquidity. The Bank held $8.2 billion in its investment portfolio at March 31, 2022 compared with $8.8 billion at December 31, 2021, a decrease of $0.6 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the first quarter of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads, resulting from a continuation of the Federal Reserve's quantitative easing program.

Consolidated Obligations. The Bank's consolidated obligations totaled $36.0 billion at March 31, 2022, an increase of $2.4 billion from December 31, 2021. At March 31, 2022, bonds represented 64% of the Bank's consolidated obligations, compared with 69% at December 31, 2021. Discount notes represented 36% of the Bank's consolidated obligations at March 31, 2022 compared with 31% at year-end 2021. The overall increase in consolidated obligations outstanding is consistent with the increased advances, investments and total asset balances.

Capital Position and Regulatory Requirements. Total capital at March 31, 2022 was $2.8 billion, compared to $2.7 billion at December 31, 2021. The increase was primarily due to increased capital stock as a result of higher advances. Total retained earnings at March 31, 2022 were $1.4 billion, relatively unchanged from year-end 2021. Accumulated other comprehensive income (AOCI) was $30.9 million at March 31, 2022, a decrease of $79.3 million from December 31, 2021. This decrease was primarily due to declines in the fair values of securities within the AFS portfolio.

In February and April 2022 , the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2021 (February dividend) and the first quarter of 2022 (April dividend). However, the amount of any future dividends will depend on economic and market conditions and the Bank’s financial condition and operating results.

The dividend rates are reflective of, and in line with, the Bank’s performance, particularly given low interest rates, lower member advance levels and lower net income. The dividend rates also demonstrate that the Bank continues to return value to its members. As always, the payment and level of any dividends are subject to changing market and business conditions, which can be unpredictable, on the Bank's financial performance and future dividends. That said, increases in fed funds rates should favorably impact the Bank's earnings. The level of earnings will be considered in the determination of second quarter dividends.

The Bank met all of its capital requirements as of March 31, 2022, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of December 31, 2021, the Bank was deemed "adequately capitalized."

Earnings Performance

    The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2022 and 2021, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2021 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank's net income totaled $18.7 million for the first quarter of 2022, compared to $38.1 million for the first quarter of 2021. The $19.4 million decrease in net income was driven primarily by the following:

•Net interest income was $44.1 million for the first quarter of 2022, a decline of $13.9 million from $58.0 million during the same prior-year period.
◦Interest income was $94.4 million for the first quarter of 2022, compared to $124.6 million in the same prior-year period. This decrease was the result of lower average advances. The increase in short term interest rates occurred late in the first quarter, which had minimal impact to the Bank in the first quarter.
◦Interest income also included net prepayment fees on advances of $0.6 million for the first quarter of 2022, compared to $7.8 million in the same prior-year period.
◦Interest expense was $50.3 million for the first quarter of 2022, compared to $66.6 million in the same prior-year period. This decrease was primarily the result of lower average consolidated obligations.
•Other noninterest income netted to zero for the first quarter of 2022 compared to $9.4 million in the same prior-year period. This $9.4 million decrease was due primarily to valuation changes in the Bank's derivative and trading security portfolios as a result of market volatility.
•Other expense was $22.3 million for 2022 compared to $26.0 million in the same period in prior-year, a decrease of $3.7 million. The Bank made a $2.8 million voluntary contribution to its defined benefit pension plan in the first quarter of 2021 but made no such contribution in the first quarter of 2022.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months ended March 31, 2022 and 2021.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2022			2021
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell (1)	807.1	0.2	0.12	716.7	0.1	0.07
Federal funds sold (1)	4,198.9	1.2	0.12	4,379.2	0.9	0.08
Interest-bearing deposits (2)	948.9	0.4	0.15	1,039.0	0.4	0.15
Investment securities (3)	13,696.2	33.4	0.99	12,463.1	40.9	1.33
Advances (4)	14,461.0	26.7	0.75	22,390.6	50.0	0.91
Mortgage loans held for portfolio (5)	4,710.7	32.5	2.80	4,852.9	32.3	2.70
Total interest-earning assets	38,822.8	94.4	0.99	45,841.5	124.6	1.10
Other assets (6)	901.1			1,045.5
Total assets	$39,723.9			$46,887.0
Liabilities and capital:
Deposits (2)	$1,068.4	$0.2	0.09	$992.7	$—	—
Consolidated obligation discount notes	12,320.4	3.2	0.11	12,093.6	2.7	0.09
Consolidated obligation bonds (7)	22,805.1	46.6	0.83	30,059.0	62.0	0.84
Other borrowings	22.4	0.3	5.16	129.8	1.9	5.95
Total interest-bearing liabilities	36,216.3	50.3	0.56	43,275.1	66.6	0.62
Other liabilities	766.4			648.8
Total capital	2,741.1			2,963.1
Total liabilities and capital	$39,723.8			$46,887.0
Net interest spread			0.43			0.48
Impact of noninterest-bearing funds			0.03			0.03
Net interest income/net interest margin(8)		$44.1	0.46		$58.0	0.51
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $3.5 million in 2022 and $223.0 million in 2021.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $(166.2) million in 2022 and $22.1 million in 2021.
(8) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Interest income and interest expense decreased, decreasing the Bank's net interest margin by five basis point to 46 basis points during first quarter of 2022, compared to 51 basis points during first quarter of 2021. This decrease was primarily due to the impact of lower prepayment fees on advances and lower average advance balances; partially offset by lower funding costs.

Net interest income decreased $13.9 million for the first quarter of 2022 compared to first quarter of 2021 due to a decline in interest income, partially offset by lower interest expense. Interest-earning assets decreased 15% primarily due to lower average advances. The yield earned on interest-earning assets decreased 11 basis points primarily due to lower yields on investment securities, partially offset by higher yields on mortgage loans. Interest income on advances declined due to lower volumes and lower prepayment fees. Interest income on investment securities declined due to lower yields that more than offset an increase in volume. The rate paid on interest-bearing liabilities decreased six basis points due to lower average consolidated obligation bonds. The impact of noninterest-bearing funds was consistent with the prior period.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table presents and attribution of net interest income between volume and rate for the three months ended March 31, 2022 and 2021.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2022 compared to 2021
	Three months ended March 31,
(in millions)	Volume	Rate	Total
Securities purchased under agreements to resell	—	0.1	0.1
Federal funds sold	—	0.3	0.3
Interest-bearing deposits	—	—	—
Investment securities	3.8	(11.3)	(7.5)
Advances	(15.6)	(7.7)	(23.3)
Mortgage loans held for portfolio	(1.0)	1.2	0.2
Total interest-earning assets	$(12.8)	$(17.4)	$(30.2)
Deposits	$—	$0.2	$0.2
Consolidated obligation discount notes	0.1	0.4	0.5
Consolidated obligation bonds	(14.8)	(0.6)	(15.4)
Other borrowings	(1.4)	(0.2)	(1.6)
Total interest-bearing liabilities	$(16.1)	$(0.2)	$(16.3)
Total decrease in net interest income	$3.3	$(17.2)	$(13.9)

Interest income decreased in the first quarter of 2022 compared to 2021. Lower rates and lower volume drove the decrease in interest income. The rate decrease was primarily due to a decrease in yield on investment securities and lower prepayments of advances. Lower volumes were primarily due to decreases in member advance activity as the federal government liquidity programs continued to contribute to higher deposits at our members and decreased advance levels for the Bank.

Interest expense on the average consolidated obligations portfolio decreased in the first quarter of 2022 compared to 2021. The decline was primarily due to lower volumes of bonds given lower member advance balances. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Derivatives Effects on Interest Income” discussion below.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank's derivative activities on net interest income for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.5)	$—	$(0.5)
Gains (losses) on designated fair value hedges	—	1.4	—	0.8	2.2
Net interest settlements included in net interest income	(30.4)	(14.0)	—	25.9	(18.5)
Total effect on net interest income	$(30.4)	$(12.6)	$(0.5)	$26.7	$(16.8)

Three Months Ended March 31, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$—	$(0.9)	$—	$(0.9)
Gains (losses) on designated fair value hedges	—	2.2	—	—	2.2
Net interest settlements included in net interest income	(39.6)	(7.6)	—	7.4	(39.8)
Total effect on net interest income	$(39.6)	$(5.4)	$(0.9)	$7.4	$(38.5)

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

Provision (reversal) for Credit Losses. The provision (reversal) for credit losses in the first quarter of 2022 was a provision of $1.0 million compared with a reversal of $(1.1) million in the first quarter of 2021. The provision in the first quarter of 2022 was driven by private label MBS classified as AFS due to a decline in market values, which was partially offset by a reversal for the Bank's MPF portfolio. The reversal reflected in 2021 was driven primarily by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices.

Other Noninterest Income

	Three months ended March 31,
(in millions)	2022	2021
Net gains (losses) on investment securities	$(13.5)	$(10.9)
Net gains (losses) on derivatives and hedging activities	7.5	13.7
Standby letters of credit fees	5.7	5.9
Other, net	0.3	0.7
Total other noninterest income (loss)	$—	$9.4

    The Bank's change in total other noninterest income for the first quarter of 2022 compared to the same prior year period was primarily due to the net gains (losses) on derivatives and hedging activities and the net gains (losses) on investment securities. The valuation changes of the financial instruments in these portfolios are driven by changes in related interest rates. The activity related to derivatives and hedging is discussed in more detail below. The net gains (losses) on investment securities are primarily due to the fair market value changes on Agency and U.S. Treasury investments held in the Bank's trading portfolio.

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

    The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$2.5	$18.0	$(0.6)	$(12.4)	$—	$—	$7.5
Total net gains (losses) on derivatives and hedging activities	$2.5	$18.0	$(0.6)	$(12.4)	$—	$—	$7.5

	Three months ended March 31, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$12.5	$2.1	$(0.9)	$—	$—	$13.7
Total net gains (losses) on derivatives and hedging activities	$—	$12.5	$2.1	$(0.9)	$—	$—	$13.7
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $7.5 million in the first quarter of 2022 compared to gains of $13.7 million for the first quarter of 2021. The lower net gains observed during the first quarter of 2022 were primarily due to a decrease in market value on the Bank’s debt swaps resulting from rising interest rates in the first quarter of 2022. The total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $2.2 billion at March 31, 2022 from $2.1 billion at December 31, 2021.

Other Expense

The Bank's total other expenses decreased $3.7 million to $22.3 million for the first quarter of 2022, compared with the same prior-year period. The Bank made a $2.8 million voluntary contribution to its defined benefit pension plan in the first quarter of 2021 but made no such contribution in the first quarter of 2022.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2021 Form 10-K.

Assets

    Total assets were $39.9 billion at March 31, 2022, compared with $37.7 billion at December 31, 2021. The increase of $2.2 billion was primarily due to an increase in advances. Advances totaled $16.3 billion at March 31, 2022, an increase of $2.2 billion compared to $14.1 billion at December 31, 2021. The Bank's return on average assets was 0.19% for March 31, 2022 and 0.33% for March 31, 2021.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 64.0% as of March 31, 2022 and 64.1% as of December 31, 2021.

    Advances. Advances (par) totaled $16.4 billion at March 31, 2022 compared to $14.1 billion at December 31, 2021. At March 31, 2022, the Bank had advances to 129 borrowing members, compared to 122 borrowing members at December 31, 2021. Advances outstanding to the Bank’s five largest borrowers increased to 69.8% of total advances as of March 31, 2022, compared to 64.0% at December 31, 2021.

The following table provides information on advances at par by redemption terms at March 31, 2022 and December 31, 2021.

(in millions)	March 31, 2022	December 31, 2021
Fixed-rate
Due in 1 year or less (1)	$9,904.8	$8,299.5
Due after 1 year through 3 years	4,938.5	3,928.8
Due after 3 years through 5 years	651.8	1,209.3
Due after 5 years through 15 years	76.9	78.8
Thereafter	74.8	74.7
Total par value	$15,646.8	$13,591.1

Variable-rate
Due in 1 year or less (1)	$435.3	$140.1
Due after 1 year through 3 years	57.1	53.1
Total par value	$492.4	$193.2

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$10.0	$10.0
Due after 1 year through 3 years	40.0	40.0
Total par value	$50.0	$50.0

Other(3)
Due in 1 year or less	$80.9	$89.7
Due after 1 year through 3 years	87.7	86.3
Due after 3 years through 5 years	43.4	44.0
Due after 5 years through 15 years	18.4	22.1
Thereafter	2.7	2.8
Total par value	$233.1	$244.9
Total par balance	$16,422.3	$14,079.2
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at March 31, 2022 or December 31, 2021.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the three months ended March 31, 2022 and 2021. Commercial Bank, Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

Member Classification	March 31, 2022	March 31, 2021
Super-Regional	1	2
Regional	3	3
Mid-size	28	32
CFI	95	97
Credit Union	16	14
Insurance	16	12
Total borrowing members during the period	159	160
Total membership	284	282
Percentage of members borrowing during the period	56.0%	56.7%

The following table provides information at par on advances by member classification at March 31, 2022 and December 31, 2021.

(in millions)	March 31, 2022	December 31, 2021
Member Classification
Super-Regional	$9,225.0	$6,275.0
Regional	1,180.0	1,280.0
Mid-size	1,506.9	2,397.2
CFI	1,994.8	1,888.6
Credit Union	854.5	875.4
Insurance	1,152.4	853.4
Non-member	508.7	509.6
Total	$16,422.3	$14,079.2

    As of March 31, 2022, advances increased 16.6% compared with balances at December 31, 2021. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. Market liquidity continues to impact members’ need for advances. Deposit balances remain elevated at our members and has kept advance balances below pre-pandemic levels; however, the Bank did record a slight increase in advances at year-end 2021 and again during the first quarter of 2022.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2022.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at March 31, 2022 or December 31, 2021. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.7 billion at both March 31, 2022 and December 31, 2021.

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

Through the MPF Program, the Bank granted a forbearance period to borrowers due to COVID-19-related difficulties. The Bank continues to apply its accounting policy for determining days past due, non-accrual, and charge-offs during the forbearance period. For MPF loans that have received COVID-19-related forbearance and meet certain criteria, the Bank may not charge-off the MPF loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. After the forbearance period the Bank may modify the borrower's MPF loan. The Bank elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act, for which the applicable period expired on January 1, 2022. As such, loans for which forbearance was granted to borrowers on or after January 1, 2022 are not eligible for the TDR accounting or charge-off relief discussed above. For additional information, refer to Note 4 - Mortgage Loans Held for Portfolio in this Form 10-Q.

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank's mortgage loans for both the first three months of 2022 and 2021.

The following table provides certain balances related to the Bank’s Mortgage loans held for portfolio.

(in millions)	March 31, 2022	December 31, 2021
Nonaccrual mortgage loans (1)	$25.2	$30.4
Mortgage loans 90 days or more delinquent and still accruing interest (2)	$3.3	$3.1
Notes:
(1) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs.
(2) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program improved compared to December 31, 2021, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of March 31, 2022, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 1.4% of the MPF Plus portfolio, and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.7%, and 0.7%, respectively, at December 31, 2021. The amount of seriously delinquent loans decreased compared to December 31, 2021 as loans continued to exit forbearance and the related repayment programs provided as a result of COVID-19.

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

The following table presents certain ratios as it relates to mortgage loans held for portfolio.

	March 31, 2022	December 31, 2021
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	(0.02)%
Ratio of ACL to mortgage loans held for portfolio	0.07%	0.07%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.54%	0.65%
Ratio of ACL to nonaccrual loans	13.70%	11.24%

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2022 and December 31, 2021.

	MPF CE structure March 31, 2022		ACL March 31, 2022
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.5	$99.6	$1.5	$(2.1)	$(0.3)	$(0.3)	$(1.2)
MPF 35	16.7	135.0	2.4	(0.7)	—	(2.4)	(0.7)
MPF Plus	15.0	2.1	6.8	(1.3)	—	(0.2)	5.3
Total	$39.2	$236.7	$10.7	$(4.1)	$(0.3)	$(2.9)	$3.4

	MPF CE structure December 31, 2021		ACL December 31, 2021
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.3	$105.8	$1.7	$(2.3)	$(0.3)	$(0.3)	$(1.2)
MPF 35	16.1	148.2	2.4	(0.7)	—	(2.4)	(0.7)
MPF Plus	15.0	2.9	6.9	(1.4)	—	(0.2)	5.3
Total	$38.4	$256.9	$11.0	$(4.4)	$(0.3)	$(2.9)	$3.4
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

    The ACL on mortgage loans increased by an insignificant amount during the first three months of 2022 as expected credit losses declined slightly for the MPF Original and MPF Plus products, which was offset by lower estimated recoveries.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at March 31, 2022 increased by approximately $0.7 billion compared to December 31, 2021.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $8.2 billion at March 31, 2022 and $8.8 billion at December 31, 2021. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the first quarter of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads, resulting from a continuation of the Federal Reserve's quantitative easing program.

Investment securities, including all trading, AFS, and HTM securities, totaled $13.5 billion at March 31, 2022, compared to $13.9 billion at December 31, 2021. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	March 31, 2022	December 31, 2021
Trading securities:
Non-MBS:
U.S. Treasury obligations	$14.9	$—
Government-sponsored enterprises (GSE)	229.9	243.2
Total trading securities	$244.8	$243.2
Yield on trading securities	3.06%	3.18%
AFS securities:
U.S. Treasury obligations	$5,330.8	$5,075.2
GSE and Tennessee Valley Authority (TVA) obligations	1,378.7	1,493.7
State or local agency obligations	196.4	207.2
MBS:
U.S. obligations single-family	392.4	398.8
GSE single-family	1,904.1	2,093.1
GSE multifamily	2,805.5	3,004.9
Private label	180.5	194.4
Total AFS securities	$12,188.4	$12,467.3
Yield on AFS securities	1.29%	1.20%
HTM securities:
MBS:
U.S. obligations single-family	77.2	83.2
GSE single-family	514.5	566.0
GSE multifamily	448.8	494.5
Private label	64.7	70.2
Total HTM securities	$1,105.2	$1,213.9
Yield on HTM securities	2.78%	2.74%
Total investment securities	$13,538.4	$13,924.4
Yield on investment securities	1.44%	1.37%

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At March 31, 2022 and December 31, 2021, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at March 31, 2022 or December 31, 2021.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $3.8 million at March 31, 2022 and $2.4 million at December 31, 2021.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at March 31, 2022 or December 31, 2021.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at March 31, 2022 decreased to $954.3 million from $1,087.5 million at December 31, 2021.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $36.0 billion at March 31, 2022, an increase of $2.4 billion from December 31, 2021. The overall increase in consolidated obligations outstanding is consistent with the increased advances and total asset balances. At March 31, 2022, the Bank’s bonds outstanding decreased to $22.9 billion compared to $23.1 billion at December 31, 2021. Discount notes outstanding at March 31, 2022 increased to $13.0 billion from $10.5 billion at December 31, 2021.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at March 31, 2022 and December 31, 2021.

(in millions)	March 31, 2022	December 31, 2021
Discount Notes
Overnight	$679.3	$413.3
Due after 1 day through 30 days	3,453.4	4,197.6
Due after 30 days through 90 days	7,901.8	3,647.3
Due after 90 days though 1 Year	1,003.6	2,236.7
Total par value	$13,038.1	$10,494.9

Fixed-rate, non-callable
Due in 1 year or less	$2,586.0	$4,898.6
Due after 1 year through 3 years	2,685.9	2,878.3
Due after 3 years through 5 years	1,271.6	1,303.5
Thereafter	1,426.0	1,446.0
Total par value	$7,969.5	$10,526.4

Fixed-rate, callable
Due in 1 year or less	$195.0	$—
Due after 1 year through 3 years	3,339.0	2,506.0
Due after 3 years through 5 years	5,951.0	5,635.0
Thereafter	2,013.0	1,983.0
Total par value	$11,498.0	$10,124.0

Variable- rate, non-callable
Due in 1 year or less	$2,145.0	$825.0
Due after 1 year through 3 years	—	100.0
Total par value	$2,145.0	$925.0

Step-up, non-callable
Due in 1 year or less	$25.0	$25.0
Due after 3 years through 5 years	100.0	—
Total par value	$125.0	$25.0

Step-up, callable
Due in 1 year or less	$115.0	$—
Due after 1 year through 3 years	467.0	279.0
Due after 3 years through 5 years	886.0	1,046.0
Thereafter	180.0	210.0
Total par value	$1,648.0	$1,535.0
Other Adjustments (1)	$(441.9)	$(31.0)
Total consolidated obligations	$35,981.7	$33,599.3
    Notes:
(1)Consists of premiums, discounts, and other adjustments.

For additional information on the Bank's consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2021 Form 10-K.

Commitments and Off-Balance Sheet Items. As of March 31, 2022, the Bank was obligated to fund approximately $0.2 million in additional advances and Banking on Business (BOB) loans, $29.6 million of mortgage loans, and to issue $1.4 billion in consolidated obligations. In addition, the Bank had $18.8 billion in outstanding standby letters of credit as of March 31, 2022. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity was 2.76% at March 31, 2022 and 5.21% at March 31, 2021. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	March 31, 2022		December 31, 2021
Commercial banks	130	$1,052.4	131	$966.5
Savings institutions	51	106.7	51	107.6
Insurance companies	38	98.3	35	88.7
Credit unions	63	62.7	62	63.8
Community Development Financial Institution (CDFI)	2	0.4	2	0.5
Total member institutions / total GAAP capital stock	284	$1,320.5	281	$1,227.1
Mandatorily redeemable capital stock		22.4		22.5
Total capital stock		$1,342.9		$1,249.6

    The total number of members as of March 31, 2022 increased by three members compared to December 31, 2021. The Bank added five new members and lost two members. One member merged with another institution within the Bank's district and one member merged its charter with an entity outside the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of March 31, 2022 and December 31, 2021.

(dollars in millions)	March 31, 2022
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$406.8	30.3%
TD Bank N.A., Wilmington, DE	158.2	11.8

(dollars in millions)	December 31, 2021
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$288.8	23.1%
TD Bank N.A., Wilmington, DE	159.8	12.8
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

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3) operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework also assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $297 million and an overall retained earnings need of $551 million as of March 31, 2022.

The following table presents retained earnings information for the current and prior year.

	March 31, 2022	December 31, 2021
Unrestricted Retained Earnings	947.8	$941.0
Restricted Retained Earnings (RRE)	457.4	457.4
Total Retained Earnings	$1,405.2	$1,398.4

Retained earnings increased $6.8 million compared to December 31, 2021. The increase reflected net income that was largely offset by dividends paid. At March 31, 2022, RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE during the first three months of 2022. For additional information, see Note 7 - Capital in this Form 10-Q.

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

	Three months ended March 31,
	2022	2021
Dividends (in millions)	$12.0	$21.8
Dividends per share	0.96	1.52
Dividend payout ratio (1)	64.02%	57.31%
Weighted average dividend rate	4.08%	5.16%
Average Fed Funds rate	0.12%	0.08%
Dividend spread to Fed Funds	3.96%	5.08%
Notes:
(1) Represents dividends paid as a percentage of net income for the respective periods presented.

The decrease in the weighted average dividend rate is in line with the Bank’s performance and reflective of the low interest rate environment. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q, the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and the Capital Resources section of Item 1. Business in the Bank's 2021 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	March 31, 2022	December 31, 2021
Permanent capital:
Capital stock (1)	$1,342.9	$1,249.6
Retained earnings	1,405.2	1,398.4
Total permanent capital	$2,748.1	$2,648.0
RBC requirement:
Credit risk capital	$161.2	$160.4
Market risk capital	119.8	152.5
Operations risk capital	84.3	93.8
Total RBC requirement	$365.3	$406.7
Excess permanent capital over RBC requirement	$2,382.8	$2,241.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The decrease in the total RBC requirement as of March 31, 2022 is mainly related to the decrease in the market risk capital requirement. The decrease was primarily driven by changes to the Finance Agency's scenarios used to determine the required market risk capital, as a result of the market changes during the first quarter. The Bank continues to maintain significant excess permanent capital over the RBC requirement.

On March 29, 2022, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2022.

Critical Accounting Policies and Estimates

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2021 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies and estimates are presented in Item 7. Management's Discussion and Analysis in the Bank's 2021 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the three months ended March 31, 2022.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

Adjustable Interest Rate (LIBOR) Act

On March 15, 2022, President Biden signed into law the Economic Continuity and Stability Act, which includes the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act addresses certain issues of contractual uncertainty arising from the phase out of the publication of LIBOR, as discussed in Item 7 - Management's Discussion and Analysis - Legislative and Regulatory Developments and in Item 7A - Quantitative and Qualitative Disclosures regarding Market Risk, both in the Bank’s 2021 Form 10-K, and in Item 2 - Quantitative and Qualitative Disclosures regarding Market Risk of this Form 10-Q. The LIBOR Act provides a national, uniform approach to legacy contracts with inadequate or unworkable fallback provisions commencing from the LIBOR replacement date. The LIBOR replacement date is the first London banking date after June 30, 2023 or such other date as the Federal Reserve may designate. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve based upon SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve SOFR-based rate to replace LIBOR. Notwithstanding enactment of the LIBOR Act, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may still be unclear. Accordingly, the Bank continues to take steps to mitigate the risks that arise from the phase out of LIBOR.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions

The Financial Industries Regulatory Authority (“FINRA”) amended FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until April 26, 2022 (from the original effective date of January 26, 2022). On March 3, 2022, the Securities and Exchange Commission approved an extension of the implementation date of the amendments to October 26, 2022. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced (“TBA”) transactions. The FINRA Rule 4210 requirements are expected to increase the direct and indirect costs of the FHLBanks’ MBS investment activities in the future.

Proposed SEC Rule on Climate-related Disclosures

On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require the Bank to expand the breadth, specificity and rigor of climate-related disclosures in its periodic reports. More specifically, the proposed rule would require the Bank to disclose its:

•direct and certain indirect greenhouse gas emissions;
•climate transition plan, climate-related targets and goals and progress toward any such plan, targets or goals;
•climate-related risks over various time horizons and their impacts;
•climate-related financial statement metrics and related information, both qualitative and quantitative, in the notes to the Bank’s financial statements; and
•corporate governance of climate-related risks and risk management processes.

Compliance would be phased in, with the Bank becoming subject to certain disclosure requirements for its annual report for fiscal year 2024 and additional disclosure requirements for its annual report for fiscal year 2025.

We continue to review the proposed rule, but expect that it would result in increased costs and complexity associated with the Bank’s SEC reporting. While the Bank is unable to quantify the anticipated costs at this time, the Bank expects that compliance would require operational enhancements impacting many aspects of the Bank’s business.

The Bank is unable to predict at this time whether the SEC will finalize the proposed rule, the extent to which any final rule will conform with or deviate from the requirements of the proposed rule and whether, when or the extent to which the Bank would be required to comply with any final rule.

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

Risk Governance

The Bank’s lending, investment and funding and hedging activities expose the Bank to a number of risks that include, market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operational and business risks. These include risks such as use and reliance on models and end-user computing tools, technology and information security risk, among others. In addition, the Bank’s risks are affected by current and projected financial and residential mortgage market trends, including those described in Item 1A. Risk Factors in the Bank's 2021 Form 10-K. Details regarding the Bank's risk governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2021 Form 10-K.

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
The MV/CS ratio was 209.5% at March 31, 2022 and 221.8% at December 31, 2021. The decrease was primarily due to the increase in capital stock as a result of higher advances.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of market risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses externally developed models to evaluate its financial position and market risk. One of the most critical market-based models relates to the prepayment of principal on mortgage-related instruments. Management regularly reviews the major assumptions and methodologies used in its models, as well as the performance of the models relative to empirical results, so that appropriate changes to the models can be made. The recessionary conditions of the pandemic or certain dynamics of future economic recovery, such as inflationary pressures and rising interest rates, may impact the performance of the Bank's models used to measure market risk. Management will consider the additional impact of the pandemic on key market risk measures and may make further changes as deemed appropriate in future periods.

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

The following table presents the Bank's duration of equity exposure at March 31, 2022 and December 31, 2021. Given the low level of interest rates, an instantaneous parallel interest rate shock of "down 200 basis points" and "down 100 basis points" could not be meaningfully measured for these periods and therefore is not presented.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
March 31, 2022	0.6	1.0	1.2
December 31, 2021	(0.4)	0.5	1.3

    Duration of equity increases in the first three months of 2022 were mainly the result of interest rate increases. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Flatter	Up 200 bps Parallel Shock
March 31, 2022	(1)	14	15
December 31, 2021	(49)	23	56

    Changes in ROE spread volatility in the first three months of 2022 primarily reflect the impact of funding mix changes and interest rate increases. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at March 31, 2022 and December 31, 2021.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At March 31, 2022, aggregate TCE was $37.9 billion, comprised of approximately $16.4 billion in advance principal outstanding, $21.2 billion in letters of credit (including forward commitments), and $323.8 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2021 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At March 31, 2022 and December 31, 2021, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

The financial condition of all members and eligible non-member housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit rating (ICR) system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results which include net income, capital levels, reserve coverage and other factors for the previous four quarters are used. The most recent quarter’s results are given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. A higher number (i.e., worse) rating indicates that a member exhibits well defined financial weaknesses. Members in these categories are reviewed for potential change to their collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. Insurance company members are rated on the same numerical rating scale as depository institutions, but the analysis includes both quantitative and qualitative factors. While depository institution member analysis is based on standardized regulatory Call Report data and risk modeling, insurance company credit risk analysis is based on various forms of financial data, including, but not limited to, statutory reporting filed by insurance companies with state insurance regulators, which requires specialized methodologies and dedicated underwriting resources.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at March 31, 2022.

	March 31, 2022
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$15,750.7	41.5%
Ally Bank, UT (1)	9,237.6	24.4
Fulton Bank, National Association, PA	1,534.0	4.1
First National Bank of Pennsylvania, PA	1,060.4	2.8
Customers Bank	123.4	0.3
	27,706.1	73.1
Other financial institutions	10,211.5	26.9
Total TCE outstanding	$37,917.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.

    Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of March 31, 2022.

	March 31, 2022
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$9,225.0	56.2%
First National Bank of Pennsylvania, PA	930.0	5.7
American Heritage Federal Credit Union, PA	505.0	3.1
Brighthouse Life Insurance Company, DE (2)	500.0	3.0
Penn Mutual Life Insurance Company, PA	300.0	1.8
	11,460.0	69.8
Other borrowers	4,962.3	30.2
Total advances	$16,422.3	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) In 2018, Brighthouse Life Insurance Company relocated its principal place of business and became a member of another FHLBank.

The average year-to-date March 31, 2022 balances for the five largest borrowers totaled $9.3 billion, or 64% of total average advances. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $18.8 billion at March 31, 2022 and $19.4 billion at December 31, 2021, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $2.4 billion at March 31, 2022 and $2.3 billion at December 31, 2021. The Bank had a concentration of letters of credit with one member (TD Bank) of $14.9 billion or 80% of the total at March 31, 2022 and $14.7 billion or 76% of the total at December 31, 2021.

Collateral Policies and Practices. All members are required to maintain eligible collateral to secure their TCE as described in the Member Products Policy effective January 1, 2022. Refer to the Risk Management section of the Bank's 2021 Form 10-K for additional information related to the Bank’s Collateral Policy.

Collateral Agreements and Valuation. The Bank provides members with two types of collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible assets to secure the member’s obligations with the Bank. Under a specific collateral pledge agreement, the Bank obtains a lien against specific eligible collateral assets of the member or its affiliate (if applicable) to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the specific collateral agreement, identifying those assets pledged as collateral or delivered to the Bank or its third-party custodian. Details regarding average lending values provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCE and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2021 Form 10-K.

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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$105,892.5	48.8%	$120.6	6.7%	$1.2	0.1%	$106,014.3	48.2%
High quality investment securities	1,115.2	0.5	1,496.8	82.6	963.1	96.2	3,575.1	1.6
ORERC/CFI eligible collateral	91,456.3	42.1	169.4	9.4	37.1	3.7	91,662.8	41.7
Multi-family residential mortgage loans	18,766.0	8.6	24.3	1.3	—	—	18,790.3	8.5
Total eligible collateral value	$217,230.0	100.0%	$1,811.1	100.0%	$1,001.4	100.0%	$220,042.5	100.0%
Total TCE	$36,047.2	95.1%	$1,189.0	3.1%	$681.4	1.8%	$37,917.6	100.0%
Number of members	157	84.4%	16	8.6%	13	7.0%	186	100.0%

	December 31, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$95,780.3	48.3%	$126.7	8.4%	$8.2	0.7%	$95,915.2	47.8%
High quality investment securities	1,155.1	0.6	1,177.9	78.6	1,056.2	95.9	3,389.2	1.7
ORERC/CFI eligible collateral	83,792.5	42.3	170.3	11.4	37.4	3.4	84,000.2	41.8
Multi-family residential mortgage loans	17,489.1	8.8	24.0	1.6	—	—	17,513.1	8.7
Total eligible collateral value	$198,217.0	100.0%	$1,498.9	100.0%	$1,101.8	100.0%	$200,817.7	100.0%
Total TCE	$35,003.0	95.7%	$894.0	2.4%	$684.5	1.9%	$36,581.5	100.0%
Number of members	156	85.2%	13	7.1%	14	7.7%	183	100.0%

Credit and Counterparty Risk - Investments

    The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. The Bank considers a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, NRSRO credit ratings and/or the financial health of the underlying issuer.

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of March 31, 2022 and December 31, 2021, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	March 31, 2022(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits			$356.2	$185.0			$541.2
Securities purchased under agreements to resell			1,250.0				1,250.0
Federal funds sold		975.0	1,525.0				2,500.0
Total money market investments	—	975.0	3,131.2	185.0	—	—	4,291.2
Investment securities:
U.S. Treasury obligations		5,345.7				—	5,345.7
GSE and TVA obligations		1,608.6				—	1,608.6
State or local agency obligations	18.6	177.8				—	196.4
Total non-MBS	18.6	7,132.1	—	—	—	—	7,150.7
U.S. obligations single-family MBS		469.6					469.6
GSE single-family MBS		2,418.6					2,418.6
GSE multifamily MBS		3,254.3					3,254.3
Private label MBS		14.4	14.8	15.4	66.4	134.2	245.2
Total MBS	—	6,156.9	14.8	15.4	66.4	134.2	6,387.7
Total investments	$18.6	$14,264.0	$3,146.0	$200.4	$66.4	$134.2	$17,829.6

	December 31, 2021 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$333.0	$190.0	$—	$—	$523.0
Securities purchased under agreements to resell	920.0	—	750.0	—	—	—	1,670.0
Federal funds sold	—	250.0	1,725.0	—	—	—	1,975.0
Total money market investments	920.0	250.0	2,808.0	190.0	—	—	4,168.0
Investment securities:
U.S. Treasury obligations	—	5,075.2	—	—	—	—	5,075.2
Certificates of deposit	—	—	—	—	—	—	—
GSE and TVA obligations	—	1,736.9	—	—	—	—	1,736.9
State or local agency obligations	20.5	186.7	—	—	—	—	207.2
Total non-MBS	20.5	6,998.8	—	—	—	—	7,019.3
U.S. obligations single-family MBS	—	482.0	—	—	—	—	482.0
GSE single-family MBS	—	2,659.1	—	—	—	—	2,659.1
GSE multifamily MBS	—	3,499.4	—	—	—	—	3,499.4
Private label MBS	—	6.9	24.5	18.1	83.6	131.5	264.6
Total MBS	—	6,647.4	24.5	18.1	83.6	131.5	6,905.1
Total investments	$940.5	$13,896.2	$2,832.5	$208.1	$83.6	$131.5	$18,092.4
Notes:
(1) Balances exclude $5.8 million of Interest-bearing deposits with FHLB of Chicago for March 31,2022 and $5.4 million for December 31, 2021 and total accrued interest of $38.7 million for March 31, 2022 and $27.6 million for December 31, 2021.

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

As of March 31, 2022, the Bank had unsecured exposure to eight counterparties totaling $3.0 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at March 31, 2022 and December 31, 2021. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	March 31, 2022	December 31, 2021
Interest-bearing deposits	$541.2	$523.0
Federal funds sold	2,500.0	1,975.0
Total	$3,041.2	$2,498.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes $336.7 million of compensating balance account with a counterparty which is non-interest bearing for March 31, 2022 and $336.6 million for December 31, 2021 and $5.8 million of Interest-bearing deposits with FHLB of Chicago for March 31,2022 and $5.4 million for December 31, 2021.

    As of March 31, 2022, 82.2% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of March 31, 2022, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
March 31, 2022 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$356.2	$185.0	$541.2
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	675.0	425.0	—	1,100.0
Finland	300.0	—	—	300.0
Netherlands	—	425.0	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	975.0	1,525.0	—	2,500.0
Total unsecured investment credit exposure	$975.0	$1,881.2	$185.0	$3,041.2

(in millions)
December 31, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$333.0	$190.0	$523.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	—	425.0	—	425.0
Finland	250.0	—	—	250.0
Germany	—	200.0	—	200.0
Netherlands	—	425.0	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	1,725.0	—	1,975.0
Total unsecured investment credit exposure	$250.0	$2,058.0	$190.0	$2,498.0
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at March 31, 2022 or December 31, 2021.

At March 31, 2022 and December 31, 2021, all of the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $5.3 billion at March 31, 2022 and $5.1 billion at December 31, 2021.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $7.8 billion at March 31, 2022 and $8.4 billion at December 31, 2021.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $196.4 million at March 31, 2022 and $207.2 million at December 31, 2021.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $245.2 million at March 31, 2022 and $264.6 million at December 31, 2021.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $3.8 million as of March 31, 2022 and $2.4 million as of December 31, 2021. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $1.4 million and $0.3 million on its AFS private label MBS for the first quarter of 2022 and 2021, respectively. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities was $2.9 million and $3.7 million for the first quarter of 2022 and 2021, respectively.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.7 billion for both March 31, 2022 and December 31, 2021, after an allowance for credit losses of $3.4 million for both March 31, 2022 and at December 31, 2021.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2022, five of the 14 MPF Plus pools still have SMI policies in place. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of March 31, 2022, all of the SMI exposure is fully collateralized. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2022 was $6.4 million and $1.9 million, respectively. The corresponding amounts at December 31, 2021 were $10.3 million and $3.2 million.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2021 Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.1 million at March 31, 2022 and $3.2 million at December 31, 2021.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of March 31, 2022. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2022.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at March 31, 2022 and December 31, 2021.

(in millions)	March 31, 2022
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$250.0	$0.8	$(0.6)	$0.2
Cleared derivatives	16,363.0	—	227.6	227.6
Liability positions with credit exposure:
Uncleared derivatives
A	7,442.0	(250.9)	260.3	9.4
BBB	5,268.5	(213.7)	223.9	10.2
Total derivative positions with credit exposure to non-member counterparties	29,323.5	(463.8)	711.2	247.4
Member institutions (2)	29.6	—	—	—
Total	$29,353.1	$(463.8)	$711.2	$247.4
Derivative positions without credit exposure	9.0
Total notional	$29,362.1

(in millions)	December 31, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
A	$—	$—	$—	$—
Cleared derivatives	16,504.7	—	182.5	182.5
Liability positions with credit exposure:
Uncleared derivatives
A	1,435.0	(6.7)	6.9	0.2
BBB	1,241.9	(5.8)	5.9	0.1
Total derivative positions with credit exposure to non-member counterparties	19,181.6	(12.5)	195.3	182.8
Member institutions (2)	24.8	—	—	—
Total	$19,206.4	$(12.5)	$195.3	$182.8
Derivative positions without credit exposure	8,505.6
Total notional	$27,712.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after March 31, 2022. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Asset/Liability Maturity Profile. The Bank is focused on maintaining adequate liquidity and funding balances with its financial assets and financial liabilities, and the FHLBanks work collectively to manage system-wide liquidity and funding needs. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices and complies with FHFA requirements regarding this funding balance. External factors including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities.

Sources of Liquidity. The Bank's primary sources of liquidity are proceeds from the issuance of consolidated obligations and a liquidity investment portfolio, as well as proceeds from the issuance of capital stock.

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of March 31, 2022. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $18.3 billion at March 31, 2022 and $15.7 billion at December 31, 2021.

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During the first three months of 2022, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, including funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at March 31, 2022. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2021 Form 10-K for additional information.

    Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 6 - Consolidated Obligations of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2021 Form 10-K for additional information.

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

    While the Bank’s business operations have not been significantly disrupted to date, they may be disrupted if significant portions of the Bank’s workforce are unable to work effectively due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. The Bank is reliant on third-party vendors who are also impacted by the COVID-19 pandemic. Vendor personnel may be working remotely and/or the vendors could have a shortage of personnel. The Bank has not materially experienced this during the pandemic to date and continues to monitor vendors for factors such as disruption or delays which could impact the Bank’s operating results, and the Bank’s ability to provide services to the membership.

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
The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of March 31, 2022.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$60.0	$93.1	$153.1
Investments:
MBS	7.3	4,334.8	4,342.1
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	2,597.0	1,975.7	4,572.7
Uncleared	14.6	25.9	40.5
Total Principal/Notional Amounts	$2,678.9	$6,429.5	$9,108.4

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$25.0	$—	$25.0
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	456.3	60.0	516.3
Uncleared	25.0	—	25.0
Total Principal/Notional Amounts	$506.3	$60.0	$566.3

To assess trigger events requiring potential fallback language, the Bank has evaluated its contracts. The Bank has also added or adjusted fallback language in advance contracts with its members. Similarly, fallback language has been added to consolidated obligation agreements. With respect to investments, the Bank believes that the LIBOR Act, which was signed into law in March 2022, will facilitate the transition of its LIBOR-based investments that lack adequate language/provisions to address LIBOR’s permanent cessations. The operational impact of adjusting terms and conditions to reflect the fallback language may be impacted by the number of financial instruments and counterparties.

The Bank continues to enhance its operational and modeling capabilities for alternative reference rates such as SOFR by testing and installing vendor releases.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The Bank is no longer issuing new financial instruments indexed to LIBOR. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of March 31, 2022.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$153.1	$94.6	$—	$294.7	$542.4
Investments:
MBS	4,342.1	316.8	—	66.8	4,725.7
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	4,613.2	10,082.1	1,031.9	—	15,727.2
Total Principal/Notional Amounts	$9,108.4	$10,493.5	$1,031.9	$361.5	$20,995.3

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated Obligations	$25.0	$2,145.0	$—	$—	$2,170.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	541.3	11,011.0	1,048.0		12,600.3
Total Principal/Notional Amounts	$566.3	$13,156.0	$1,048.0	$—	$14,770.3

In 2021, the Finance Agency issued a Supervisory Letter to the FHLBanks regarding its expectations regarding an FHLBank’s use of alternative rates other than SOFR or other rates currently used by the Bank. The Supervisory Letter provides guidance on considerations, such as volume of underlying transactions, credit sensitivity, modeling risk and others, that an FHLBank should take into account prior to employing an alternative reference rate. In addition, if the Bank intends to use an alternative rate not already used, it needs to provide notice to the Finance Agency.

For additional information on operating and business risks to the Bank , see Risk Factors in Item 1A and the "Operating and Business Risks" discussion in the Risk Management section and Legislative and Regulatory Developments of Item 7. in the Bank's 2021 Form 10-K as well as Legislative and Regulatory Developments in Item 2. in this Form 10-Q.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Interest income:
Advances	$26,696	$50,015
Interest-bearing deposits	361	381
Securities purchased under agreements to resell	232	128
Federal funds sold	1,205	826
Trading securities	1,856	4,331
Available-for-sale (AFS) securities	24,828	27,118
Held-to-maturity (HTM) securities	6,717	9,474
Mortgage loans held for portfolio	32,531	32,318
Total interest income	94,426	124,591
Interest expense:
Consolidated obligations - discount notes	3,195	2,675
Consolidated obligations - bonds	46,564	62,026
Deposits	234	25
Mandatorily redeemable capital stock and other borrowings	285	1,903
Total interest expense	50,278	66,629
Net interest income	44,148	57,962
Provision (reversal) for credit losses	1,065	(1,109)
Net interest income after provision (reversal) for credit losses	43,083	59,071
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(13,500)	(10,877)
Net gains (losses) on derivatives and hedging activities (Note 5)	7,547	13,667
Standby letters of credit fees	5,691	5,857
Other, net	283	723
Total noninterest income (loss)	21	9,370
Other expense:
Compensation and benefits	12,025	15,595
Other operating	7,827	7,300
Finance Agency	1,275	1,619
Office of Finance	1,186	1,440
Total other expense	22,313	25,954
Income before assessments	20,791	42,487
Affordable Housing Program (AHP) assessment	2,108	4,439
Net income	$18,683	$38,048

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$18,683	$38,048
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(79,400)	(4,224)
Pension and post-retirement benefits	143	185
Total other comprehensive income (loss)	(79,257)	(4,039)
Total Comprehensive income (loss)	$(60,574)	$34,009

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$721,140	$428,190
Interest-bearing deposits (Note 2)	546,995	528,476
Securities purchased under agreements to resell (Note 2)	1,250,000	1,670,000
Federal funds sold (Note 2)	2,500,000	1,975,000
Investment securities: (Note 2)
Trading securities	244,781	243,262
AFS securities, net; amortized cost of $12,156,606 and $12,354,656	12,188,437	12,467,293
HTM securities; fair value of $1,091,594 and $1,248,363	1,105,221	1,213,872
Total investment securities	13,538,439	13,924,427
Advances (Note 3)	16,292,010	14,124,375
Mortgage loans held for portfolio, net (Note 4)	4,686,941	4,676,183
Banking on Business (BOB) loans, net	21,568	22,501
Accrued interest receivable	75,608	74,660
Derivative assets (Note 5)	247,465	182,853
Other assets	41,125	44,609
Total assets	$39,921,291	$37,651,274

LIABILITIES AND CAPITAL
Liabilities
Deposits	$954,250	$1,087,507
Consolidated obligations: (Note 6)
Discount notes	13,033,205	10,493,617
Bonds	22,948,530	23,105,738
Total consolidated obligations	35,981,735	33,599,355
Mandatorily redeemable capital stock (Note 7)	22,356	22,457
Accrued interest payable	70,138	59,123
AHP payable	73,905	81,152
Derivative liabilities (Note 5)	8,680	5,845
Other liabilities	53,621	60,183
Total liabilities	37,164,685	34,915,622
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding shares 13,205 and 12,270, respectively	1,320,539	1,227,050
Retained earnings:
Unrestricted	947,755	941,033
Restricted	457,378	457,378
Total retained earnings	1,405,133	1,398,411
Accumulated Other Comprehensive Income (AOCI)	30,934	110,191
Total capital	2,756,606	2,735,652
Total liabilities and capital	$39,921,291	$37,651,274

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$18,683	$38,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	939	1,443
Net change in derivative and hedging activities	424,230	144,447
Net change in fair value adjustments on trading securities	13,500	10,877
Other adjustments, net	1,529	(605)
Net change in:
Accrued interest receivable	(1,006)	9,149
Other assets	2,347	(582)
Accrued interest payable	11,015	(826)
Other liabilities	(13,803)	(10,132)
Net cash provided by (used in) operating activities	$457,434	$191,819
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(361) and $374 (to) from other FHLBanks)	$(481,572)	$213,366
Securities purchased under agreements to resell	420,000	(150,000)
Federal funds sold	(525,000)	70,000
Trading securities:
Purchases	(14,944)	(399,875)
AFS securities:
Proceeds	443,770	715,606
Purchases	(494,242)	(222,102)
HTM securities:
Proceeds	107,606	1,169,464
Purchases	—	(500,000)
Advances:
Repaid	30,045,773	9,263,336
Originated	(32,387,843)	(3,654,164)
Mortgage loans held for portfolio:
Principal collected	207,387	445,018
Purchases	(224,401)	(435,024)
Other investing activities, net	(123)	(398)
Net cash provided by (used in) investing activities	$(2,903,589)	$6,515,227
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Three Months Ended March 31,
(in thousands)	2022	2021
FINANCING ACTIVITIES
Net change in deposits	$(132,459)	$382,619
Net proceeds from issuance of consolidated obligations:
Discount notes	73,869,857	65,568,117
Bonds	3,387,403	4,435,293
Payments for maturing and retiring consolidated obligations:
Discount notes	(71,332,253)	(62,868,033)
Bonds	(3,134,870)	(14,109,395)
Proceeds from issuance of capital stock	553,426	166,449
Payments for repurchase/redemption of capital stock	(459,937)	(365,631)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(101)	(40,209)
Cash dividends paid	(11,961)	(21,804)
Net cash provided by (used in) financing activities	$2,739,105	$(6,852,594)
Net increase (decrease) in cash and due from banks	$292,950	$(145,548)
Cash and due from banks at beginning of the period	428,190	1,036,459
Cash and due from banks at end of the period	$721,140	$890,911
Supplemental disclosures:
Cash activities:
Interest paid	$52,697	$73,045
AHP payments, net	9,355	7,290

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income (loss)	—	—	38,048	—	38,048	(4,039)	34,009
Issuance of capital stock	1,665	166,449	—	—	—	—	166,449
Repurchase/redemption of capital stock	(3,656)	(365,631)	—	—	—	—	(365,631)
Cash dividends	—	—	(21,804)	—	(21,804)	—	(21,804)
March 31, 2021	13,287	$1,328,659	$935,617	$457,378	$1,392,995	$133,287	$2,854,941

December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652
Comprehensive income (loss)	—	—	18,683	—	18,683	(79,257)	(60,574)
Issuance of capital stock	5,534	553,426	—	—	—	—	553,426
Repurchase/redemption of capital stock	(4,599)	(459,937)	—	—	—	—	(459,937)
Cash dividends	—	—	(11,961)	—	(11,961)	—	(11,961)
March 31, 2022	13,205	$1,320,539	$947,755	$457,378	$1,405,133	$30,934	$2,756,606

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in the Bank's 2021 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the three months ended March 31, 2022.

    The following table provides a brief description of recently issued accounting standards which may have an impact on the Bank.

Standard	Description	Adoption Date and Transition	Effect on the Financial Statements or Other Significant Matters
ASU 2022-01: Fair Value Hedging – Portfolio Layer Method	This ASU expands the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method.

Additionally, among other things, this ASU:
• expands the scope of the portfolio layer method to include nonprepayable assets
• specifies eligible hedging instruments in a single-layer hedge
• provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and;
•specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.
		This ASU will become effective for the Bank beginning on January 1, 2023. Early adoption is permitted.	The Bank is evaluating the impact of this ASU on its financial statements. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.
ASU 2022-02: Troubled Debt Restructurings and Vintage Disclosures
This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables.
		This ASU will become effective for the Bank beginning on January 1, 2023. Early adoption is permitted.	The Bank is evaluating the impact of this ASU on its financial statements, including the potential impact on the Bank’s MPF portfolio.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at March 31, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At March 31, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At March 31, 2022 and December 31, 2021, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at March 31, 2022 and December 31, 2021. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At March 31, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

    Trading Securities. The following table presents the fair value of trading securities by major security type at March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
U.S. Treasury obligations	$14,847	$—
GSE obligations	229,934	243,262
Total	$244,781	$243,262

The following table presents net gains (losses) on trading securities for the first three months of 2022 and 2021.

	Three months ended March 31,
(in thousands)	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(13,500)	$(10,877)
Net gains (losses) on trading securities sold/matured during the period	—	—
Net gains (losses) on trading securities	$(13,500)	$(10,877)

Notes to Unaudited Financial Statements (continued)

AFS Securities. The following tables presents AFS securities by majority security type at March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,355,785	$—	$10	$(24,987)	$5,330,808
GSE and TVA obligations	1,346,330	—	32,534	(174)	1,378,690
State or local agency obligations	195,465		1,263	(332)	196,396
Total non-MBS	$6,897,580	$—	$33,807	$(25,493)	$6,905,894
MBS:
U.S. obligations single-family	$391,832	$—	$1,207	$(637)	$392,402
GSE single-family	1,906,661	—	7,102	(9,599)	1,904,164
GSE multifamily	2,803,747	—	3,590	(1,857)	2,805,480
Private label	156,786	(3,784)	27,645	(150)	180,497
Total MBS	$5,259,026	$(3,784)	$39,544	$(12,243)	$5,282,543
Total AFS securities	$12,156,606	$(3,784)	$73,351	$(37,736)	$12,188,437

	December 31, 2021
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,069,716	$—	$6,213	$(697)	$5,075,232
GSE and TVA obligations	1,449,717	—	43,935	—	1,493,652
State or local agency obligations	198,775	—	8,422	—	207,197
Total non-MBS	$6,718,208	$—	$58,570	$(697)	$6,776,081
MBS:
U.S. obligations single-family	$394,985	$—	$3,876	$(54)	$398,807
GSE single-family	2,075,683	—	18,377	(991)	2,093,069
GSE multifamily	3,001,730	—	4,526	(1,345)	3,004,911
Private label	164,050	(2,378)	32,826	(73)	194,425
Total MBS	$5,636,448	$(2,378)	$59,605	$(2,463)	$5,691,212
Total AFS securities	$12,354,656	$(2,378)	$118,175	$(3,160)	$12,467,293
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $27.3 million and $22.8 million at March 31, 2022 and December 31, 2021.

Notes to Unaudited Financial Statements (continued)
The following tables summarize the AFS securities with unrealized losses as of March 31, 2022 and December 31, 2021. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,940,803	$(24,383)	$93,020	$(604)	$5,033,823	$(24,987)
GSE and TVA obligations	$14,375	$(174)	$—	$—	14,375	(174)
State or local agency obligations	36,779	(332)	—	—	36,779	(332)
Total non-MBS	$4,991,957	$(24,889)	$93,020	$(604)	$5,084,977	$(25,493)
MBS:
U.S. obligations single-family	$108,927	$(637)	$—	$—	$108,927	$(637)
GSE single-family	445,795	(9,537)	16,749	(62)	462,544	(9,599)
GSE multifamily	534,537	(1,257)	383,632	(600)	918,169	(1,857)
Private label	7,329	(133)	2,532	(17)	9,861	(150)
Total MBS	$1,096,588	$(11,564)	$402,913	$(679)	$1,499,501	$(12,243)
Total	$6,088,545	$(36,453)	$495,933	$(1,283)	$6,584,478	$(37,736)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$586,346	$(697)	$—	$—	$586,346	$(697)
MBS:
U.S. obligations single-family	$20,188	$(54)	$—	$—	$20,188	$(54)
GSE single-family	188,235	(991)	—	—	188,235	(991)
GSE multifamily	634,032	(517)	524,002	(828)	1,158,034	(1,345)
Private label	—	—	2,476	(73)	2,476	(73)
Total MBS	$842,455	$(1,562)	$526,478	$(901)	$1,368,933	$(2,463)
Total	$1,428,801	$(2,259)	$526,478	$(901)	$1,955,279	$(3,160)

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2022 and December 31, 2021 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$1,876,641	$1,875,869	$554,080	$555,481
Due after one year through five years	2,281,869	2,272,981	3,281,393	3,289,730
Due after five years through ten years	2,567,555	2,583,527	2,685,727	2,723,861
Due after ten years	171,515	173,517	197,008	207,009
Total non-MBS	6,897,580	6,905,894	6,718,208	6,776,081
MBS	5,259,026	5,282,543	5,636,448	5,691,212
Total AFS securities	$12,156,606	$12,188,437	$12,354,656	$12,467,293

Interest Rate Payment Terms. The following table details interest payment terms at March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Amortized cost of AFS non-MBS:
Fixed-rate	$6,897,580	$6,718,208
Variable-rate	—	—
Total non-MBS	$6,897,580	$6,718,208
Amortized cost of AFS MBS:
Fixed-rate	$730,477	$765,556
Variable-rate	4,528,549	4,870,892
Total MBS	$5,259,026	$5,636,448
Total amortized cost of AFS securities	$12,156,606	$12,354,656

    HTM Securities. The following tables presents HTM securities by major security type at March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$77,164	$810	$—	$77,974
GSE single-family	514,464	1,203	(26,697)	488,970
GSE multifamily	448,847	12,310	(400)	460,757
Private label	64,746	358	(1,211)	63,893
Total MBS	$1,105,221	$14,681	$(28,308)	$1,091,594
Total HTM securities (2)	$1,105,221	$14,681	$(28,308)	$1,091,594

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$83,154	$1,029	$—	$84,183
GSE single-family	566,032	7,597	(7,978)	565,651
GSE multifamily	494,472	33,651	—	528,123
Private label	70,214	710	(518)	70,406
Total MBS	$1,213,872	$42,987	$(8,496)	$1,248,363
Total HTM securities (2)	$1,213,872	$42,987	$(8,496)	$1,248,363
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $2.5 million and $2.7 million at March 31, 2022 and December 31, 2021.
(2) No ACL was recorded for these securities as of March 31, 2022 and December 31, 2021.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2022 and December 31, 2021 are presented below. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS	—	—	—	—
MBS	1,105,221	1,091,594	1,213,872	1,248,363
Total HTM securities	$1,105,221	$1,091,594	$1,213,872	$1,248,363

Interest Rate Payment Terms. The following table details interest rate payment terms at March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Amortized cost of HTM MBS:
Fixed-rate	$946,552	$1,042,367
Variable-rate	158,669	171,505
Total MBS	$1,105,221	$1,213,872
Total HTM securities	$1,105,221	$1,213,872

    Debt Securities ACL. For HTM securities, there was no ACL at March 31, 2022 and December 31, 2021. For AFS securities, the Bank recorded an ACL only on its private label MBS at March 31, 2022 and December 31, 2021.

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three months ended March 31, 2022 and 2021.

	Private label MBS
	Three months ended March 31,
(in thousands)	2022	2021
Balance, beginning of period	$2,378	$2,417
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	1,406	345
Balance, end of period	$3,784	$2,762

Notes to Unaudited Financial Statements (continued)
Debt Securities ACL Methodology. To evaluate investment securities for credit losses at March 31, 2022, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at March 31, 2022 or December 31, 2021.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At March 31, 2022, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At March 31, 2022, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At March 31, 2022 and December 31, 2021, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2022, 20.1% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of March 31, 2022 and December 31, 2021.

(dollars in thousands)	March 31, 2022		December 31, 2021
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,431,010	1.33%	$8,539,301	1.60%
Due after 1 year through 2 years	2,359,616	1.40	2,076,494	1.59
Due after 2 years through 3 years	2,763,735	1.68	2,031,671	1.36
Due after 3 years through 4 years	425,944	1.49	1,031,294	1.97
Due after 4 years through 5 years	269,239	1.55	222,058	1.43
Thereafter	172,775	2.63	178,399	2.60
Total par value	16,422,319	1.42%	14,079,217	1.60%
Deferred prepayment fees	(1,239)		(1,405)
Hedging adjustments	(129,070)		46,563
Total book value (1)	$16,292,010		$14,124,375
Notes:
(1) Amounts exclude accrued interest receivable of $22.1 million and $24.7 million at March 31, 2022 and December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of (i) year of redemption or next call date and (ii) year of redemption or next convertible date as of March 31, 2022 and December 31, 2021.

	Year of Redemption or Next Call Date		Year of Redemption or Next Convertible Date
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Due in 1 year or less	$10,471,010	$8,579,301	$10,451,010	$8,559,301
Due after 1 year through 2 years	2,359,616	2,076,494	2,353,616	2,070,494
Due after 2 years through 3 years	2,723,735	1,991,671	2,754,735	2,026,671
Due after 3 years through 4 years	425,944	1,031,294	420,944	1,022,294
Due after 4 years through 5 years	269,239	222,058	269,239	222,058
Thereafter	172,775	178,399	172,775	178,399
Total par value	$16,422,319	$14,079,217	$16,422,319	$14,079,217

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Fixed-rate – overnight	$52,426	$64,000
Fixed-rate – term:
Due in 1 year or less	9,933,267	8,325,202
Thereafter	5,894,209	5,446,816
Total fixed-rate	15,879,902	13,836,018
Variable-rate:
Due in 1 year or less	445,317	150,099
Thereafter	97,100	93,100
Total variable-rate	542,417	243,199
Total par value	$16,422,319	$14,079,217

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of March 31, 2022, the Bank had advances of $11.5 billion outstanding to the five largest borrowers, which represented 69.8% of the total principal amount of advances outstanding. Of these five, one had outstanding advance balances that were in excess of 10% of the total portfolio at March 31, 2022.

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

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically deliver physical possession or control of the collateral to the Bank or its custodians. However, regardless of the member's financial condition, the Bank always takes possession or control of securities used as collateral. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a member (or an affiliate of a member) priority over the claims or rights of any other party, except for claims or rights of a third-party that would be otherwise entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At March 31, 2022 and December 31, 2021, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

Notes to Unaudited Financial Statements (continued)
    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At March 31, 2022 and December 31, 2021, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at March 31, 2022 or December 31, 2021.

Note 4 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 8 for further information regarding transactions with related parties.

The following table presents balances as of March 31, 2022 and December 31, 2021 for mortgage loans held for portfolio.

(in thousands)	March 31, 2022	December 31, 2021
Fixed-rate long-term single-family mortgages (1)	$4,443,684	$4,417,532
Fixed-rate medium-term single-family mortgages (1)	163,174	173,195
Total par value	4,606,858	4,590,727
Premiums	81,527	84,155
Discounts	(2,437)	(1,769)
Hedging adjustments	4,443	6,482
Total mortgage loans held for portfolio (2)	$4,690,391	$4,679,595
Allowance for credit losses on mortgage loans	(3,450)	(3,412)
Mortgage loans held for portfolio, net	$4,686,941	$4,676,183
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $22.2 million at both March 31, 2022 and December 31, 2021.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Conventional loans	$4,482,070	$4,460,732
Government-guaranteed/insured loans	124,788	129,995
Total par value	$4,606,858	$4,590,727

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

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$18,636	$25,561	$44,197
Past due 60-89 days	3,621	6,030	9,651
Past due 90 days or more	9,746	10,494	20,240
Total past due loans	$32,003	$42,085	$74,088
Current loans	1,263,301	3,225,242	4,488,543
Total conventional loans	$1,295,304	$3,267,327	$4,562,631

	December 31, 2021
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$11,473	$16,502	$27,975
Past due 60-89 days	2,785	4,517	7,302
Past due 90 days or more	9,311	16,455	25,766
Total past due loans	$23,569	$37,474	$61,043
Current loans	1,115,681	3,369,710	4,485,391
Total conventional loans	$1,139,250	$3,407,184	$4,546,434
Note:
(1) The amortized cost at March 31, 2022 and December 31, 2021 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at March 31, 2022 and December 31, 2021.

	March 31, 2022
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$5,600	$1,063	$6,663
Serious delinquency rate (2)	0.5%	2.6%	0.5%
Past due 90 days or more still accruing interest	$—	$3,337	$3,337
Loans on nonaccrual status	$24,666	$—	$24,666

	December 31, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$2,906	$1,007	$3,913
Serious delinquency rate (2)	0.6%	2.4%	0.6%
Past due 90 days or more still accruing interest	$—	$3,129	$3,129
Loans on nonaccrual status	$29,890	$—	$29,890
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

Conventional MPF - COVID-19-Related Modifications. Through the MPF Program, the Bank granted a forbearance period to certain borrowers due to COVID-19-related difficulties. The Bank continues to apply its accounting policy for determining days past due, non-accrual, and charge-offs during the forbearance period. For MPF loans that have received COVID-19-related forbearance and meet certain criteria, the Bank may not charge-off the MPF loan, including when it is 180 or more days delinquent, if the Bank expects to recover its amortized cost. After the forbearance period, the Bank may modify the borrower's MPF loan. The Bank elected to suspend troubled debt restructuring (TDR) accounting for eligible modifications under Section 4013 of the CARES Act, for which the applicable period expired on January 1, 2022. As such, loans for which forbearance was granted to borrowers on or after January 1, 2022 are not eligible for the TDR accounting or charge-off relief discussed above. For additional information regarding the CARES Act, refer to Note 1 - Summary of Significant Accounting Policies in the Bank's 2021 Form 10-K.

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

Conventional MPF - Rollforward of ACL

	Three months ended March 31,
(in thousands)	2022	2021
Balance, beginning of period	$3,412	$4,972
(Charge-offs) Recoveries, net (1)	275	300
Provision (reversal) for credit losses	(237)	(1,536)
Balance, March 31	$3,450	$3,736
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for

Notes to Unaudited Financial Statements (continued)
compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or insured mortgage loans at March 31, 2022 or December 31, 2021. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.5 million and $0.4 million of REO reported in Other assets on the Statement of Condition at March 31, 2022 and December 31, 2021, respectively.

Notes to Unaudited Financial Statements (continued)
Note 5 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and interest-bearing liabilities that finance these assets. The goal of the Bank's interest rate risk management strategy is not to eliminate interest rate risk but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures that include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. For additional information on the Bank's derivative transactions, see Note 7 - Derivatives and Hedging Activities to the audited financial statements in the Bank's 2021 Form 10-K.

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

	March 31, 2022
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$27,167,526	$863	$463,346
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,159,988	$59	$12,692
Interest rate caps or floors	1,005,000	3,516	—
Mortgage delivery commitments	29,568	33	341
Total derivatives not designated as hedging instruments:	$2,194,556	$3,608	$13,033
Total derivatives before netting and collateral adjustments	$29,362,082	$4,471	$476,379
Netting adjustments and cash collateral (1)		242,994	(467,699)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$247,465	$8,680

	December 31, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,597,234	$1,061	$70,643
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,084,988	$27	$3,046
Interest rate caps or floors	1,005,000	1,357	—
Mortgage delivery commitments	24,822	2	131
Total derivatives not designated as hedging instruments:	$2,114,810	$1,386	$3,177
Total derivatives before netting and collateral adjustments	$27,712,044	$2,447	$73,820
Netting adjustments and cash collateral (1)		180,406	(67,975)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$182,853	$5,845
Note:

Notes to Unaudited Financial Statements (continued)
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $711.8 million for March 31, 2022 and $248.7 million for December 31, 2021. Cash collateral received was $1.1 million for March 31, 2022 and $0.3 million for December 31, 2021.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended March 31, 2022
Hedged item type:
Advances	$175,612	$(175,635)	$(30,429)	$(30,452)	$26,696
AFS securities	251,617	(250,291)	(13,926)	(12,600)	24,828
Mortgage loans held for portfolio	—	(458)	—	(458)	32,531
Consolidated obligations – bonds	(402,977)	403,813	25,876	26,712	(46,564)
Total	$24,252	$(22,571)	$(18,479)	$(16,798)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended March 31, 2021
Hedged item type:
Advances	$92,353	$(92,351)	$(39,584)	$(39,582)	$50,015
AFS securities	61,409	(59,279)	(7,586)	(5,456)	27,118
Mortgage loans held for portfolio	—	(868)	—	(868)	32,318
Consolidated obligations – bonds	(8,057)	8,094	7,419	7,456	(62,026)
Total	$145,705	$(144,404)	$(39,751)	$(38,450)

Notes to Unaudited Financial Statements (continued)
The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	March 31, 2022
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,541,363	$(129,052)	$(18)	$(129,070)
AFS securities	6,172,931	(238,589)	978	(237,611)
Consolidated obligations – bonds	11,625,848	(484,464)	110	(484,354)

(in thousands)	December 31, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,952,529	$46,583	$(20)	$46,563
AFS securities	5,968,405	11,667	1,012	12,679
Consolidated obligations – bonds	10,633,898	(80,686)	146	(80,540)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended March 31,
(in thousands)	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$7,571	$19,864
Interest rate caps or floors	2,159	758
Net interest settlements	(522)	(2,241)
To Be Announced (TBA)	74	—
Mortgage delivery commitments	(1,730)	(4,719)
Total net gains (losses) related to derivatives not designated as hedging instruments	$7,552	$13,662
Other - price alignment amount on cleared derivatives (1)	(5)	5
Net gains (losses) on derivatives	$7,547	$13,667
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first three months of 2022 or 2021.

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

Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require the Bank to post additional collateral

Notes to Unaudited Financial Statements (continued)
with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. As of March 31, 2022, the net liability position of these trades, collateral posted and potential additional credit contingent collateral amounts are all immaterial.

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

    For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at March 31, 2022.

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

	Derivative Assets
(in thousands)	March 31, 2022	December 31, 2021
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$3,805	$1,972
Cleared derivatives	633	473
Total gross recognized amount	4,438	2,445
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	16,058	(1,700)
Cleared derivatives	226,936	182,106
Total gross amounts of netting adjustments and cash collateral	242,994	180,406
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	19,863	272
Cleared derivatives	227,569	182,579
Total net amounts after netting adjustments and cash collateral	247,432	182,851
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	33	2
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	33	2
Total derivative assets:
Uncleared derivatives	19,896	274
Cleared derivatives	227,569	182,579
Total derivative assets as reported in the Statement of Condition	247,465	182,853
Net unsecured amount:
Uncleared derivatives	19,896	274
Cleared derivatives	227,569	182,579
Total net unsecured amount	$247,465	$182,853

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	March 31, 2022	December 31, 2021
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$467,747	$71,083
Cleared derivatives	8,291	2,606
Total gross recognized amount	476,038	73,689
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(467,066)	(67,502)
Cleared derivatives	(633)	(473)
Total gross amounts of netting adjustments and cash collateral	(467,699)	(67,975)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	681	3,581
Cleared derivatives	7,658	2,133
Total net amounts after netting adjustments and cash collateral	8,339	5,714
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	341	131
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	341	131
Total derivative liabilities
Uncleared derivatives	1,022	3,712
Cleared derivatives	7,658	2,133
Total derivative liabilities as reported in the Statement of Condition	8,680	5,845
Net unsecured amount:
Uncleared derivatives	1,022	3,712
Cleared derivatives	7,658	2,133
Total net unsecured amount	$8,680	$5,845
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $699.5 billion at March 31, 2022 and $652.9 billion at December 31, 2021. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank's 2021 Form 10-K.
The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Par value of consolidated bonds:
Fixed-rate	$19,467,530	$20,650,400
Step-up	1,773,000	1,560,000
Floating-rate	2,145,000	925,000
Total par value	23,385,530	23,135,400
Bond premiums	58,958	62,536
Bond discounts	(7,258)	(7,469)
Concession fees	(4,346)	(4,188)
Hedging adjustments	(484,354)	(80,541)
Total book value	$22,948,530	$23,105,738

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$5,066,055	1.23%	$5,748,625	1.17%
Due after 1 year through 2 years	2,341,100	1.79	2,243,000	1.74
Due after 2 years through 3 years	4,150,800	1.38	3,520,275	1.32
Due after 3 years through 4 years	1,803,800	1.23	1,683,725	1.27
Due after 4 years through 5 years	6,404,800	1.18	6,300,800	1.10
Thereafter	3,618,975	1.94	3,638,975	1.90
Total par value	$23,385,530	1.40%	$23,135,400	1.35%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Noncallable	$10,239,530	$11,476,400
Callable	13,146,000	11,659,000
Total par value	$23,385,530	$23,135,400

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2022 and December 31, 2021.

(in thousands) Year of Contractual Maturity or Next Call Date	March 31, 2022	December 31, 2021
Due in 1 year or less	$17,611,055	$17,067,625
Due after 1 year through 2 years	1,765,100	2,025,000
Due after 2 years through 3 years	1,051,800	1,151,275
Due after 3 years through 4 years	854,800	848,725
Due after 4 years through 5 years	676,800	596,800
Thereafter	1,425,975	1,445,975
Total par value	$23,385,530	$23,135,400

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of March 31, 2022 and December 31, 2021.

(dollars in thousands)	March 31, 2022	December 31, 2021
Book value	$13,033,205	$10,493,617
Par value	13,038,150	10,494,933
Weighted average interest rate (1)	0.24%	0.04%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2021 Form 10-K. At March 31, 2022, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $351.4 million in B1 membership stock and $969.1 million in B2 activity stock at March 31, 2022. The Bank had $352.1 million in B1 membership stock and $874.9 million in B2 activity stock at December 31, 2021.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$365,361	$2,748,029	$406,676	$2,647,918
Total capital-to-asset ratio	4.0%	6.9%	4.0%	7.0%
Total regulatory capital	1,596,852	2,748,029	1,506,051	2,647,918
Leverage ratio	5.0%	10.3%	5.0%	10.6%
Leverage capital	1,996,065	4,122,044	1,882,564	3,971,878

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 29, 2022, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2021. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2022.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At March 31, 2022 and December 31, 2021, the Bank had $22.4 million and $22.5 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $0.3 million and $1.9 million during the first quarter of March 31, 2022 and 2021, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance, beginning of the period	$22,457	$142,807
Capital stock subject to mandatory redemption reclassified from capital	—	—
Redemption/repurchase of mandatorily redeemable stock	(101)	(40,209)
Balance, end of the period	$22,356	$102,598

    As of March 31, 2022, the total mandatorily redeemable capital stock reflected the balance for five institutions. Two institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)
The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	20,000	20,000
Due after 2 years through 3 years	26	—
Due after 3 years through 4 years	—	26
Due after 4 years through 5 years	459	459
Past contractual redemption date due to remaining activity	1,871	1,972
Total	$22,356	$22,457

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. At March 31, 2022, the balance in RRE exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to RRE in the first three months of 2022. At March 31, 2022, retained earnings were $1,405.2 million, including $947.8 million of unrestricted retained earnings and $457.4 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the first quarter of 2022 and 2021 are presented in the table below.

	Dividend - Annual Yield
	2022		2021
	Membership	Activity	Membership	Activity
February	1.25%	5.25%	2.50%	5.75%

    In April 2022, the Bank paid a quarterly dividend equal to an annual yield of 1.25% on membership stock and 5.25% on activity stock.

Notes to Unaudited Financial Statements (continued)
The following table summarizes the changes in AOCI for the three months ended March 31, 2022 and 2021.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
December 31, 2020	$143,592	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(4,224)	—	(4,224)
Pension and post-retirement	—	185	185
March 31, 2021	$139,368	$(6,081)	$133,287

December 31, 2021	$115,015	$(4,824)	$110,191
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(79,400)	—	(79,400)
Pension and post-retirement	—	143	143
March 31, 2022	$35,615	$(4,681)	$30,934

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	March 31, 2022	December 31, 2021
Advances	$9,785,226	$6,948,649
Letters of credit (1)	15,214,472	15,717,397
MPF loans	112,888	145,193
Deposits	30,994	44,415
Capital stock	604,061	510,256
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended March 31,
(in thousands)	2022	2021
Interest income on advances (1)	$34,041	$46,979
Interest income on MPF loans	925	17,256
Letters of credit fees	4,518	4,504
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended March 31,
(in thousands)	2022	2021
Servicing fee expense	$891	$908

(in thousands)	March 31, 2022	December 31, 2021
Interest-bearing deposits maintained with FHLBank of Chicago	$5,770	$5,409

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. There was no lending or borrowing activity during the three months ended March 31, 2022 and March 31, 2021.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three months ended March 31, 2022 and 2021, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2022 and 2021.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank's 2021 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at March 31, 2022 and December 31, 2021. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2022 and December 31, 2021 are presented in the table below.

Fair Value Summary Table
	March 31, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$721,140	$721,140	$—	$—	$—	$721,140
Interest-bearing deposits	546,995	546,995	—	—	—	546,995
Securities purchased under agreement to resell (2)	1,250,000	—	1,250,005	—	—	1,250,005
Federal funds sold	2,500,000	—	2,500,013	—	—	2,500,013
Trading securities	244,781	—	244,781	—	—	244,781
AFS securities	12,188,437	—	12,007,940	180,497	—	12,188,437
HTM securities	1,105,221	—	1,027,701	63,893	—	1,091,594
Advances	16,292,010	—	16,279,239	—	—	16,279,239
Mortgage loans held for portfolio, net	4,686,941	—	4,487,058	—	—	4,487,058
BOB loans, net	21,568	—	—	21,568	—	21,568
Accrued interest receivable	75,608	—	75,608	—	—	75,608
Derivative assets	247,465	—	4,471	—	242,994	247,465
Liabilities:
Deposits	$954,250	$—	$954,250	$—	$—	$954,250
Discount notes	13,033,205	—	13,029,489	—	—	13,029,489
Bonds	22,948,530	—	22,681,566	—	—	22,681,566
Mandatorily redeemable capital stock (3)	22,356	22,641	—	—	—	22,641
Accrued interest payable (3)	70,138	—	69,853	—	—	69,853
Derivative liabilities	8,680	—	476,379	—	(467,699)	8,680

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$428,190	$428,190	$—	$—	$—	$428,190
Interest-bearing deposits	528,476	528,476	—	—	—	528,476
Securities purchased under agreement to resell (2)	1,670,000	—	1,670,004	—	—	1,670,004
Federal funds sold	1,975,000	—	1,975,008	—	—	1,975,008
Trading securities	243,262	—	243,262	—	—	243,262
AFS securities	12,467,293	—	12,272,868	194,425	—	12,467,293
HTM securities	1,213,872	—	1,177,957	70,406	—	1,248,363
Advances	14,124,375	—	14,169,479	—	—	14,169,479
Mortgage loans held for portfolio, net	4,676,183	—	4,719,966	—	—	4,719,966
BOB loans, net	22,501	—	—	22,501	—	22,501
Accrued interest receivable	74,660	—	74,660	—	—	74,660
Derivative assets	182,853	—	2,447	—	180,406	182,853
Liabilities:
Deposits	$1,087,507	$—	$1,087,507	$—	$—	$1,087,507
Discount notes	10,493,617	—	10,492,517	—	—	10,492,517
Bonds	23,105,738	—	23,205,896	—	—	23,205,896
Mandatorily redeemable capital stock (3)	22,457	22,752	—	—	—	22,752
Accrued interest payable (3)	59,123	—	58,829	—	—	58,829
Derivative liabilities	5,845	—	73,820	—	(67,975)	5,845
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at March 31, 2022 and December 31, 2021. These instruments’ maturity term is overnight.
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

As of March 31, 2022, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

    Impaired Mortgage Loans Held for Portfolio and REO. The estimated fair values of impaired mortgage loans held for portfolio and real estate owned are determined based on values provided by a third-party's retail-based AVM. The Bank adjusts the AVM value based on the amount it has historically received on liquidation.

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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at March 31, 2022 and December 31, 2021. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$14,847	$—	$—	$14,847
GSE obligations	$—	$229,934	$—	$—	$229,934
Total trading securities	$—	$244,781	$—	$—	$244,781
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,330,808	$—	$—	$5,330,808
GSE and TVA obligations	—	1,378,690	—	—	1,378,690
State or local agency obligations	—	196,396	—	—	196,396
MBS:
U.S. obligations single-family	—	392,402	—	—	392,402
GSE single-family	—	1,904,164	—	—	1,904,164
GSE multifamily	—	2,805,480	—	—	2,805,480
Private label	—	—	180,497	—	180,497
Total AFS securities	$—	$12,007,940	$180,497	$—	$12,188,437
Derivative assets:
Interest rate related	$—	$4,438	$—	$242,994	$247,432
Mortgage delivery commitments	—	33	—	—	33
Total derivative assets	$—	$4,471	$—	$242,994	$247,465
Total recurring assets at fair value	$—	$12,257,192	$180,497	$242,994	$12,680,683
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$476,038	$—	$(467,699)	$8,339
Mortgage delivery commitments	—	341	—	—	341
Total recurring liabilities at fair value	$—	$476,379	$—	$(467,699)	$8,680
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$2,087	$—	$2,087
REO	—	—	47	—	47
Total non-recurring assets at fair value	$—	$—	$2,134	$—	$2,134

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$243,262	$—	$—	$243,262
Total trading securities	$—	$243,262	$—	$—	$243,262
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,075,232	$—		$5,075,232
GSE and TVA obligations	—	1,493,652	—		1,493,652
State or local agency obligations	—	207,197	—	—	207,197
MBS:
U.S. obligations single-family	—	398,807	—	—	398,807
GSE single-family	—	2,093,069	—	—	2,093,069
GSE multifamily	—	3,004,911	—	—	3,004,911
Private label	—	—	194,425	—	194,425
Total AFS securities	$—	$12,272,868	$194,425	$—	$12,467,293
Derivative assets:
Interest rate related	$—	$2,445	$—	$180,406	$182,851
Mortgage delivery commitments	—	2	—	—	2
Total derivative assets	$—	$2,447	$—	$180,406	$182,853
Total recurring assets at fair value	$—	$12,518,577	$194,425	$180,406	$12,893,408
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related		$73,689		$(67,975)	$5,714
Mortgage delivery commitments		131			131
Total recurring liabilities at fair value	$—	$73,820	$—	$(67,975)	$5,845
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,570	$—	$10,570
REO	—	—	478	—	478
Total non-recurring assets at fair value	$—	$—	$11,048	$—	$11,048
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first three months of 2022 or 2021.

	AFS Private Label MBS
	Three months ended March 31,
(in thousands)	2022	2021
Balance, beginning of period	$194,425	$252,600
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(1,406)	(345)
Accretion of credit losses in interest income	2,126	2,730
Net unrealized gains (losses) on AFS in OCI	(5,257)	(1,650)
Purchases, issuances, sales, and settlements:
Settlements	(9,391)	(15,662)
Balance at March 31	$180,497	$237,673
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31	$720	$2,159
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at March 31	$(5,257)	$(1,650)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2022			December 31, 2021
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$18,750,400	$—	$18,750,400	$19,419,734
Commitments to fund additional advances and BOB loans	206	—	206	12,206
Commitments to purchase mortgage loans	29,568	—	29,568	24,822
Unsettled consolidated obligation bonds, at par	370,000	—	370,000	82,000
Unsettled consolidated obligation discount notes, at par	1,039,000	—	1,039,000	—
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $3.5 million at March 31, 2022 and $357.5 million at December 31, 2021.
(2) Letters of credit in the amount of $4.4 billion at March 31, 2022 and $4.3 billion at December 31, 2021, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.1 million at March 31, 2022 and $4.3 million at December 31, 2021. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on advance commitments and standby letters of credit which are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in Other liabilities on the Statement of Condition.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2022 or December 31, 2021. However, within the Bank's Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $11.7 billion at March 31, 2022 and $11.9 billion at December 31, 2021.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2022.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A: Risk Factors

    There are no material changes in the Bank's Risk Factors from those previously disclosed in Part I, Item 1A. Risk Factors in the Bank’s 2021 Form 10-K.

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

Date: May 10, 2022