Form 10-Q
period 2022-06-30
Federal Home Loan Bank of Pittsburgh
filed 2022-08-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

There were 20,842,914 shares of common stock with a par value of $100 per share outstanding at July 29, 2022.

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

During the second quarter of 2022, rising inflation, Federal Reserve Board (Federal Reserve) actions during their May and June meetings to raise the Federal funds rate as well as speculation about future actions, and further market volatility caused by ongoing hostilities between Russia and Ukraine were dominant themes. At its May meeting, the Federal Reserve raised the Federal funds rate to a range of 0.75% and 1.00%. At its meeting in June, the Federal Reserve raised the target for the Federal funds rate to a range of 1.50% and 1.75%, due to improved economic indicators and rising future inflation expectations. During the second quarter of 2022, yields on U.S. Treasuries were higher relative to the prevailing yields at the end of the first quarter of 2022. Term debt spreads relative to U.S. Treasuries were higher during the quarter due to rising inflation.

Results of Operations. The Bank's net income totaled $37.5 million for the second quarter of 2022, compared to $11.7 million for the second quarter of 2021. Higher net interest income was the primary driver for the year-over-year change. The net interest margin was 50 basis points in the second quarter of 2022 and 41 basis points in the second quarter of 2021. The increase in net interest margin was primarily due to an increase in yield. For the six months ended June 30, 2022, the Bank’s net income totaled $56.2 million, compared to $49.8 million for the same prior-year period. The $6.4 million increase was driven primarily by higher net interest income and lower expenses, partially offset by higher mark to market losses in derivative and trading securities. The net interest margin was 48 basis points for the first six months of 2022 and 47 basis points for the first six months of 2021. The increase in net interest margin was primarily due to lower funding costs and higher rates.

Financial Condition. Advances. Advances totaled $35.2 billion at June 30, 2022, an increase of $21.1 billion compared to $14.1 billion at December 31, 2021. In addition, the par value of advances that had a remaining maturity of more than one year also increased to 50% at June 30, 2022 compared to 39% at December 31, 2021. Although advance levels increased driven by member demand, it is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) members' regulatory requirements; (4) current and future credit market conditions; (5) housing market trends; (6) the shape of the yield curve and (7) advance pricing.

Liquidity. The Bank maintains liquidity to meet member borrowing needs and regulatory standards. Liquidity is comprised of cash, interest-bearing deposits, certificates of deposits, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or available-for-sale (AFS). At June 30, 2022, the Bank held $13.9 billion of liquid assets compared to $9.7 billion at December 31, 2021. The $4.2 billion increase in liquid assets reflects the increase in Federal funds and securities purchased under agreements to resell in response to increased advance activity.

Investments. To enhance earnings, the Bank maintains investments classified as AFS and held-to-maturity (HTM) as well as certain trading securities, excluding those investments designated as liquidity. The Bank held $7.8 billion in its investment portfolio at June 30, 2022 compared with $8.8 billion at December 31, 2021, a decrease of $1.0 billion. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the first six months of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads.

Consolidated Obligations. The Bank's consolidated obligations totaled $57.5 billion at June 30, 2022, an increase of $23.9 billion from December 31, 2021. At June 30, 2022, bonds represented 57% of the Bank's consolidated obligations, compared with 69% at December 31, 2021. Discount notes represented 43% of the Bank's consolidated obligations at June 30, 2022 compared with 31% at year-end 2021. The overall increase in consolidated obligations outstanding is consistent with the increased advances, investments and total asset balances.

Capital Position and Regulatory Requirements. Total capital at June 30, 2022 was $3.5 billion, compared to $2.7 billion at December 31, 2021. The increase was primarily due to increased capital stock as a result of higher advances. Total retained earnings at June 30, 2022 were $1.4 billion, relatively unchanged from year-end 2021. Accumulated other comprehensive income (AOCI) was $5.0 million at June 30, 2022, a decrease of $105.2 million from December 31, 2021. This decrease was primarily due to declines in the fair values of securities within the AFS portfolio.

In July 2022, the Bank paid quarterly dividends of 6.25% annualized on activity stock and 2.25% annualized on membership stock. In both February and April 2022, the Bank paid quarterly dividends of 5.25% annualized on activity stock and 1.25% annualized on membership stock. The dividends paid were based on stockholders' average balances for the fourth quarter of 2021 (February dividend), the first quarter of 2022 (April dividend), and the second quarter of 2022 (July dividend).

The dividend rates demonstrate that FHLBank continues to return value to its member shareholders. Looking forward, market and business conditions can impact the FHLBank's overall performance, as well as the levels of future dividends. These conditions include projected increases to short-term interest rates, which could favorably impact dividends.

The Bank met all of its capital requirements as of June 30, 2022, and in the Federal Housing Finance Agency's (Finance Agency) most recent determination, as of March 31, 2022, the Bank was deemed "adequately capitalized."

Earnings Performance

    The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and six months ended June 30, 2022 and 2021, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2021 Form 10-K.

Summary of Financial Results

The Bank's net income totaled $37.5 million for the second quarter of 2022, compared to $11.7 million for the second quarter of 2021. The $25.8 million increase in net income was driven primarily by the following:

•Net interest income was $67.0 million for the second quarter of 2022, an increase of $28.1 million from $38.9 million during the same prior-year period.
◦Interest income was $182.6 million for the second quarter of 2022, compared to $98.9 million in the same prior-year period. This increase was the result of higher average advance balances and higher yields driven by higher short-term interest rates.
◦Interest expense was $115.6 million for the second quarter of 2022, compared to $60.0 million in the same prior-year period. This increase was the result of higher average consolidated obligations and higher short-term interest rates.
•Other noninterest income was $0.5 million for the second quarter of 2022 compared to a loss of $3.0 million in the same prior-year period. This $3.5 million increase was due primarily to valuation changes in FHLBank's derivative and trading security portfolios as a result of market volatility.
•Other expense was $24.6 million for the second quarter of 2022 compared to $23.1 million in the same period in prior-year, an increase of $1.5 million. The Bank made a $2.0 million voluntary contribution to its defined benefit pension plan in the second quarter 2022 and no such contribution was made in the second quarter of 2021.

The Bank’s net income totaled $56.2 million for the six months ended June 30, 2022, compared to $49.8 million for the same prior-year period. The $6.4 million increase was driven primarily by the following:

▪Net interest income was $111.1 million for the six months ended June 30, 2022, an increase of $14.2 million from $96.9 million in the same prior-year period.
◦Interest income was $277.0 million for the six months ended June 30, 2022, compared with $223.5 million for the same prior-year period. This increase was the result of higher average advance balances, and higher yields driven by higher short-term interest rates.
◦Interest expense was $165.9 million for the six months ended June 30, 2022, compared with $126.6 million in the same prior-year period. This increase was the result of higher rates paid, driven by higher short-term interest rates.
▪Interest income also included net prepayment fees on advances of $1.9 million for the six months ended June 30, 2022, compared to $8.8 million for the same prior-year period.
▪Other non-interest income was $0.5 million for the six months ended June 30, 2022, compared with $6.4 million in the same prior-year period. This $5.9 million decrease was due primarily to higher net losses on derivatives and trading securities in 2022. Movements in the interest rates in 2022 have led to volatility in the mark to market portfolio.
▪Other expense was $46.9 million for the six months ended June 30, 2022, compared with $49.1 million for the same prior-year period, a decrease of $2.2 million. The decrease is driven by market value changes of deferred compensation agreements and lower Federal Housing Finance Agency (FHFA) assessments.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three months and six months ended June 30, 2022 and 2021.

Average Balances and Interest Yields/Rates Paid

	Three months ended June 30,
	2022			2021
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell (1)	$2,135.8	$4.5	0.84	$780.2	$0.1	0.07
Federal funds sold (1)	4,031.7	8.1	0.80	2,747.7	0.4	0.07
Interest-bearing deposits (2)	1,507.1	3.0	0.80	652.9	0.2	0.13
Investment securities (3)	13,427.2	49.5	1.48	13,168.3	36.1	1.10
Advances (4)	27,960.3	84.3	1.21	15,760.2	31.3	0.80
Mortgage loans held for portfolio (5)	4,680.2	33.2	2.85	4,830.8	30.8	2.56
Total interest-earning assets	53,742.3	182.6	1.36	37,940.1	98.9	1.05
Other assets (6)	817.7			997.0
Total assets	$54,560.0			$38,937.1
Liabilities and capital:
Deposits (2)	$812.5	$1.4	0.71	$994.2	$—	—
Consolidated obligation discount notes	21,683.6	36.0	0.67	11,501.4	1.4	0.05
Consolidated obligation bonds (7)	27,740.1	77.9	1.13	22,953.9	57.7	1.01
Other borrowings	22.4	0.3	6.15	65.1	0.9	5.32
Total interest-bearing liabilities	50,258.6	115.6	0.92	35,514.6	60.0	0.68
Other liabilities	1,096.6			653.0
Total capital	3,204.8			2,769.5
Total liabilities and capital	$54,560.0			$38,937.1
Net interest spread			0.44			0.37
Impact of noninterest-bearing funds			0.06			0.04
Net interest income/net interest margin(8)		$67.0	0.50		$38.9	0.41
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of ($164.4) million in 2022 and $153.1 million in 2021.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of ($564.6) million in 2022 and $14.4 million in 2021.
(8) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

	Six months ended June 30,
	2022			2021
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Securities purchased under agreements to resell (1)	$1,475.1	$4.7	0.64	$748.6	$0.2	0.07
Federal funds sold (1)	4,114.8	9.3	0.45	3,558.9	1.3	0.07
Interest-bearing deposits (2)	1,229.6	3.4	0.55	844.9	0.6	0.14
Investment securities (3)	13,560.9	82.9	1.23	12,817.7	77.0	1.21
Advances (4)	21,247.9	111.0	1.05	19,057.1	81.3	0.86
Mortgage loans held for portfolio (5)	4,695.4	65.7	2.82	4,841.8	63.1	2.63
Total interest-earning assets	46,323.7	277.0	1.21	41,869.0	223.5	1.08
Other assets (6)	859.2			1,021.1
Total assets	$47,182.9			$42,890.1
Liabilities and capital:
Deposits (2)	$939.8	$1.6	0.36	$993.5	$—	—
Consolidated obligation discount notes	17,027.8	39.2	0.46	11,795.8	4.1	0.07
Consolidated obligation bonds (7)	25,286.2	124.5	0.99	26,486.8	119.7	0.91
Other borrowings	22.4	0.6	5.66	97.3	2.8	5.74
Total interest-bearing liabilities	43,276.2	165.9	0.77	39,373.4	126.6	0.65
Other liabilities	932.4			651.0
Total capital	2,974.3			2,865.7
Total liabilities and capital	$47,182.9			$42,890.1
Net interest spread			0.44			0.43
Impact of noninterest-bearing funds			0.04			0.04
Net interest income/net interest margin(8)		$111.1	0.48		$96.9	0.47
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
(4) Average balances reflect noninterest-earning hedge accounting adjustments of ($81.0) million in 2022 and $187.8 million in 2021.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6) Other assets include allowance for credit losses on investment securities and MPF.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of ($366.5) million in 2022 and $18.2 million in 2021.
(8) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.

The Bank’s business model is designed to protect the net interest spread earned by the Bank and withstand fluctuations in both the level of interest rates and volume of business. Interest income and interest expense increased, increasing the Bank's net interest margin by nine basis point to 50 basis points during second quarter of 2022, compared to 41 basis points during second quarter of 2021. This increase was primarily due to the impact of higher yields.

Net interest income increased $28.1 million for the second quarter of 2022 compared to second quarter of 2021 due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets increased 42% primarily due to higher average advances. The yield earned on interest-earning assets increased 31 basis points due to higher yields across all categories. Interest income on interest-earning assets increased due to higher volumes and higher rates in most categories. The rate paid on interest-bearing liabilities increased 24 basis points primarily due to higher rates in most categories. The impact of noninterest-bearing funds increased two basis points.

Net interest income for the first six months of 2022 increased $14.2 million from the same prior-year period due to an increase in interest income, partially offset by higher interest expense. Interest-earning assets increased 11% primarily due to higher average advances. The yield earned on interest-earning assets increased 13 basis points due to higher yields across all categories. Interest income on advances increased due to higher rates and volumes. Interest income on interest-earning assets increased due to higher volumes and higher rates in most categories. The rate paid on interest-bearing liabilities increased 12 basis points primarily due to higher rates in most categories. The impact of noninterest-bearing funds was consistent with the prior period.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table presents and attribution of net interest income between volume and rate for the three and six months ended June 30, 2022 and 2021.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume 2022 compared to 2021
	Three months ended June 30,			Six months ended June 30,
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Securities purchased under agreements to resell	$0.6	$3.8	$4.4	$0.5	$4.0	$4.5
Federal funds sold	0.3	7.4	7.7	0.2	7.8	8.0
Interest-bearing deposits	0.5	2.3	2.8	0.4	2.4	2.8
Investment securities	0.7	12.7	13.4	4.5	1.4	5.9
Advances	31.7	21.3	53.0	10.1	19.6	29.7
Mortgage loans held for portfolio	(1.0)	3.4	2.4	(2.0)	4.6	2.6
Total interest-earning assets	$32.8	$50.9	$83.7	$13.7	$39.8	$53.5
Deposits	$—	$1.4	$1.4	$—	$1.6	$1.6
Consolidated obligation discount notes	2.3	32.3	34.6	2.6	32.5	35.1
Consolidated obligation bonds	12.9	7.3	20.2	(5.6)	10.4	4.8
Other borrowings	(0.6)	—	(0.6)	(2.1)	(0.1)	(2.2)
Total interest-bearing liabilities	$14.6	$41.0	$55.6	$(5.1)	$44.4	$39.3
Total increase in net interest income	$18.2	$9.9	$28.1	$18.8	$(4.6)	$14.2

Interest income increased in both quarter-over-quarter and year-over-year comparisons. Higher rates and higher volume drove the increase in interest income. The rate increase was primarily due to an increase in yield on advances. Higher volumes were primarily due to increases in member advance activity as market liquidity and recent Fed actions to increase short-term interest rates impacted members' need for advances.

Interest expense on the average consolidated obligations portfolio increased in both quarter-over-quarter and year-over-year comparisons. The quarter-over-quarter growth was primarily due to higher rates and higher volumes. The rate increase was primarily due to increased rates on discount notes as increases to short-term interest rates have had a significant impact . Higher volumes were primarily due to increases to average outstanding balances of bonds in relation to increased advance balances. The year-over-year growth was primarily due to higher rates on discount notes as increases to short-term interest rates have had a significant impact. A portion of the bond portfolio is currently swapped to a variable rate; therefore, as the variable rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Derivatives Effects on Interest Income” discussion below.

    Derivative Effects on Net Interest Income. The following tables quantify the effects of the Bank's derivative activities on net interest income for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(0.4)	$0.1	$(0.4)
Gains (losses) on designated fair value hedges	(0.1)	0.6	—	(0.9)	(0.4)
Net interest settlements included in net interest income	(18.9)	(5.3)	—	26.2	2.0
Total effect on net interest income	$(19.0)	$(4.8)	$(0.4)	$25.4	$1.2

Six Months Ended June 30, 2022	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(0.9)	$0.1	$(0.9)
Gains (losses) on designated fair value hedges	(0.1)	2.0	—	(0.1)	1.8
Net interest settlements included in net interest income	(49.3)	(19.3)	—	52.1	(16.5)
Total effect on net interest income	$(49.4)	$(17.4)	$(0.9)	$52.1	$(15.6)

Three Months Ended June 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income	$—	$(0.1)	$(1.1)	$0.1	$(1.1)
Gains (losses) on designated fair value hedges	—	(0.8)	—	—	(0.8)
Net interest settlements included in net interest income	(35.2)	(10.5)	—	8.7	(37.0)
Total effect on net interest income	$(35.2)	$(11.4)	$(1.1)	$8.8	$(38.9)

Six Months Ended June 30, 2021	Advances	Investments	Mortgage Loans	Bonds	Total
Amortization/accretion of hedging activities in net interest income		$(0.1)	$(2.0)	$0.1	$(2.0)
Gains (losses) on designated fair value hedges	—	1.4	—	—	1.4
Net interest settlements included in net interest income	(74.8)	(18.1)	—	16.1	(76.8)
Total effect on net interest income	$(74.8)	$(16.8)	$(2.0)	$16.2	$(77.4)

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

Provision (reversal) for Credit Losses. The provision for credit losses in the second quarter of 2022 was $1.2 million compared with a reversal of $(0.3) million in the second quarter of 2021. For the six months ended June 30, 2022, the provision for credit losses was $2.2 million compared with a reversal of $(1.4) million for the same prior-year period. The provision in the second quarter of 2022 was driven by private label MBS classified as AFS due to a decline in market values, which was partially offset by reversals for the Bank's BOB and MPF portfolios. The provision for the six months ended June 30, 2022 was primarily driven by the Bank's private label MBS classified as AFS. The reversal reflected in 2021 was driven primarily by the MPF portfolio due to improvements in the Bank's assumptions used to estimate expected credit losses, including forecasted housing prices.

Other Noninterest Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net gains (losses) on investment securities	$(6.4)	$(1.8)	$(19.9)	$(12.7)
Net gains (losses) on derivatives and hedging activities	1.2	(8.0)	8.7	5.7
Standby letters of credit fees	5.6	5.7	11.3	11.6
Other, net	0.1	1.1	0.4	1.8
Total other noninterest income (loss)	$0.5	$(3.0)	$0.5	$6.4

    The Bank's change in total other noninterest income for the second quarter of 2022 compared to the same prior year period was primarily due to valuation changes in the Bank's derivative and trading security portfolios as a result of market volatility. The Bank's change in total other noninterest income for the six months ended June 30, 2022 compared to the same prior year period was primarily due to higher net losses due to investment securities offset by gains on derivatives and hedging activities. Movements in the interest rates in 2022 have led to volatility in the mark-to-market portfolio. The activity related to derivatives and hedging is discussed in more detail below.

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

The following tables detail the net effect of derivatives and hedging activities on noninterest income for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$0.7	$8.3	$1.4	$(4.9)	$(3.9)	$—	$1.6
Other (1)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives and hedging activities	$0.7	$8.3	$1.4	$(4.9)	$(3.9)	$(0.4)	$1.2

	Six months ended June 30, 2022
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$3.2	$26.3	$0.8	$(17.3)	$(3.9)	$—	$9.1
Other (1)	—	—	—	—	—	(0.4)	(0.4)
Total net gains (losses) on derivatives and hedging activities	$3.2	$26.3	$0.8	$(17.3)	$(3.9)	$(0.4)	$8.7

	Three months ended June 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$(5.3)	$(3.2)	$0.7	$—	$—	$(7.8)
Other (1)	—	—	—	—	—	(0.2)	(0.2)
Total net gains (losses) on derivatives and hedging activities	$—	$(5.3)	$(3.2)	$0.7	$—	$(0.2)	$(8.0)

	Six months ended June 30, 2021
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on derivatives not receiving hedge accounting, including net interest settlements	$—	$7.1	$(1.1)	$(0.3)	$—	$—	$5.7
Total net gains (losses) on derivatives and hedging activities	$—	$7.1	$(1.1)	$(0.3)	$—	$—	$5.7
Notes:
(1) Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting (i.e., economic hedges and mortgage delivery commitments), the Bank includes the net interest settlements and the fair value changes in the "Net gains (losses) on derivatives and hedging activities" financial statement line item. For economic hedges, the Bank recorded net gains of $1.6 million in the second quarter of 2022 compared to net losses of $(7.8) million for the second quarter of 2021. The net gains observed during the second quarter of 2022 were primarily due to an increase in market value on the Bank’s asset swaps resulting from rising interest rates in the second quarter of 2022. In contrast, the market value on the Bank's asset swaps fell during the second quarter of 2021 as a result of a decrease in interest rates. For the six months ended June 30, 2022, the Bank recorded net gains of $9.1 million compared to net gains of $5.7 million for the six months ended June 30, 2021. Interest rates increased steadily over the first and second quarters of 2022 compared to offsetting rate increases and decreases throughout the first two quarters of 2021, resulting in larger market value gains on the Bank's economic asset swaps in the first six months of 2022 compared to the same period in 2021. The total notional amount of economic hedges, which includes mortgage delivery commitments, increased to $5.0 billion at June 30, 2022 from $2.1 billion at December 31, 2021.

Other Expense

The Bank's total other expense increased $1.5 million to $24.6 million for the second quarter of 2022, compared with the same prior-year period. The Bank made a $2.0 million voluntary contribution to its defined benefit pension plan in the second quarter of 2022 and no such contribution was made in the second quarter of 2021. Total other expense for the first half of 2022 was $46.9 million, down $2.2 million from the first half of 2021. The decrease is driven by market value changes of deferred compensation agreements and lower FHFA assessments.

Financial Condition

    The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited financial statements in the Bank's 2021 Form 10-K.

Assets

    Total assets were $62.0 billion at June 30, 2022, compared with $37.7 billion at December 31, 2021. The increase of $24.3 billion was primarily due to an increase in advances. Advances totaled $35.2 billion at June 30, 2022, an increase of $21.1 billion compared to $14.1 billion at December 31, 2021. The Bank's return on average assets for the three and six months ended June 30, 2022 was 0.28% and 0.24%. The Bank's return on average assets for the three and six months ended June 30, 2021 was 0.12% and 0.23%.

    The Bank's core mission activities include the issuance of advances and acquiring member assets through the MPF® program. The core mission asset ratio, defined as the ratio of par amount of advances and MPF loans relative to consolidated obligations adjusted for certain U.S. Treasury securities using full year average balances, was 70.0% as of June 30, 2022 and 64.1% as of December 31, 2021. The increase in core ratio is primarily due to higher average advance balances.

    Advances. Advances (par) totaled $35.5 billion at June 30, 2022 compared to $14.1 billion at December 31, 2021. At June 30, 2022, the Bank had advances to 145 borrowing members, compared to 122 borrowing members at December 31, 2021. Advances outstanding to the Bank’s five largest borrowers increased to 77.3% of total advances as of June 30, 2022, compared to 64.0% at December 31, 2021.

The following table provides information on advances at par by redemption terms at June 30, 2022 and December 31, 2021.

(in millions)	June 30, 2022	December 31, 2021
Fixed-rate
Due in 1 year or less (1)	$16,118.1	$8,299.5
Due after 1 year through 3 years	5,661.3	3,928.8
Due after 3 years through 5 years	1,454.6	1,209.3
Due after 5 years through 15 years	75.4	78.8
Thereafter	74.8	74.7
Total par value	$23,384.2	$13,591.1

Fixed-rate, callable or prepayable(2)
Due after 1 year through 3 years	$250.0	$—
Total par value	$250.0	$—

Variable-rate
Due in 1 year or less (1)	$1,513.0	$140.1
Due after 1 year through 3 years	1,057.1	53.1
Due after 3 years through 5 years	9,010.0	—
Total par value	$11,580.1	$193.2

Variable-rate, callable or prepayable(2)
Due in 1 year or less	$—	$10.0
Due after 1 year through 3 years	40.0	40.0
Total par value	$40.0	$50.0

Other(3)
Due in 1 year or less	$58.3	$89.7
Due after 1 year through 3 years	70.2	86.3
Due after 3 years through 5 years	42.2	44.0
Due after 5 years through 15 years	29.9	22.1
Thereafter	0.7	2.8
Total par value	$201.3	$244.9
Total par balance	$35,455.6	$14,079.2
Notes:
(1) Includes overnight advances.
(2) Prepayable advances are those advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(3) Includes fixed-rate amortizing/mortgage matched, convertible, and other advances.

The Bank had no putable advances at June 30, 2022 or December 31, 2021.

The following table provides a distribution of the number of members, categorized by individual member asset size (as reported quarterly), that had an outstanding advance balance during the six months ended June 30, 2022 and 2021. Commercial Bank, Savings Institution members are classified by asset size as follows: Super-Regional (over $150 billion), Regional ($25 billion to $150 billion), Mid-size ($1.2 billion to $25 billion) and Community Financial Institutions (CFIs) (under $1.2 billion). Credit Union and Insurance members are classified separately.

Member Classification	June 30, 2022	June 30, 2021
Super-Regional	2	2
Regional	4	3
Mid-size	33	37
CFI	107	104
Credit Union	27	21
Insurance	19	13
Total borrowing members during the period	192	180
Total membership	285	282
Percentage of members borrowing during the period	67.4%	63.8%

The following table provides information at par on advances by member classification at June 30, 2022 and December 31, 2021.

(in millions)	June 30, 2022	December 31, 2021
Member Classification
Super-Regional	$23,075.0	$6,275.0
Regional	3,680.0	1,280.0
Mid-size	3,267.2	2,397.2
CFI	2,286.6	1,888.6
Credit Union	1,285.1	875.4
Insurance	1,353.9	853.4
Non-member	507.8	509.6
Total	$35,455.6	$14,079.2

    As of June 30, 2022, advances increased 150% compared with balances at December 31, 2021. It is not uncommon for the Bank to experience variances in the overall advance portfolio driven primarily by changes in member needs. Market liquidity, as well as recent Fed actions to increase short-term interest rates, continued to impact members' need for advances. Deposit balances remain elevated at our members and has kept advance balances below pre-pandemic levels; however, the Bank has recorded two consecutive quarters of increased advance levels.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of this Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2022.

    Allowance for Credit Losses (ACL) - Advances. The Bank evaluates its advances for an allowance for credit losses on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded an ACL at June 30, 2022 or December 31, 2021. For additional information on the allowance methodology, see Note 3 - Advances in this Form 10-Q.

Mortgage Loans Held for Portfolio, Net. Mortgage loans held for portfolio, net of ACL, was $4.7 billion at both June 30, 2022 and December 31, 2021.

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

Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest was immaterial for the Bank's mortgage loans for both the six months ended June 30, 2022 and June 30, 2021.

The following table provides certain balances related to the Bank’s Mortgage loans held for portfolio.

(in millions)	June 30, 2022	December 31, 2021
Nonaccrual mortgage loans (1)	$23.4	$30.4
Mortgage loans 90 days or more delinquent and still accruing interest (2)	$3.3	$3.1
Notes:
(1) Nonaccrual mortgage loans are reported net of interest applied to principal and do not include performing TDRs.
(2) Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program improved compared to December 31, 2021, and the MPF Original portfolio continues to outperform the market based on national delinquency statistics. As of June 30, 2022, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.3% of the MPF Original portfolio, 1.3% of the MPF Plus portfolio, and 0.5% of the MPF 35 portfolio, compared with 0.3%, 1.7%, and 0.7%, respectively, at December 31, 2021. The amount of seriously delinquent loans decreased compared to December 31, 2021 as loans continued to exit forbearance and the related repayment programs provided as a result of COVID-19.

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

The following table presents certain ratios as it relates to mortgage loans held for portfolio.

	June 30, 2022	December 31, 2021
Ratio of net charge-offs (recoveries) to average loans outstanding during the period	—%	(0.02)%
Ratio of ACL to mortgage loans held for portfolio	0.08%	0.07%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.50%	0.65%
Ratio of ACL to nonaccrual loans	14.94%	11.24%

The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at June 30, 2022 and December 31, 2021.

	MPF CE structure June 30, 2022		ACL June 30, 2022
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.7	$100.0	$1.4	$(2.1)	$(0.3)	$(0.2)	$(1.2)
MPF 35	17.2	140.2	2.1	(0.8)	—	(2.0)	(0.7)
MPF Plus	15.0	2.1	7.0	(1.2)	—	(0.4)	5.4
Total	$39.9	$242.3	$10.5	$(4.1)	$(0.3)	$(2.6)	$3.5

	MPF CE structure December 31, 2021		ACL December 31, 2021
(in millions)	FLA	Available CE	Estimate of Credit Loss	Estimate of Recovery (1)	Charge-offs	Reduction to the ACL due to CE	ACL
MPF Original	$7.3	$105.8	$1.7	$(2.3)	$(0.3)	$(0.3)	$(1.2)
MPF 35	16.1	148.2	2.4	(0.7)	—	(2.4)	(0.7)
MPF Plus	15.0	2.9	6.9	(1.4)	—	(0.2)	5.3
Total	$38.4	$256.9	$11.0	$(4.4)	$(0.3)	$(2.9)	$3.4
Note:
(1) Expected recoveries of amounts previously charged-off based on the Bank's quarterly estimate of expected lifetime credit losses.

    The ACL on mortgage loans increased by $0.1 million during the first six months of 2022 primarily due to higher expected credit losses and a decline in estimated recoveries for the MPF Plus product.

Cash and Investments. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Excess cash is typically invested in overnight investments. The Bank also maintains an investment portfolio to enhance earnings. These investments may be classified as trading, AFS or HTM.

The Bank maintains a liquidity portfolio comprised of cash, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposits and U.S. Treasury obligations classified as trading or AFS. The liquidity portfolio at June 30, 2022 increased by approximately $4.2 billion compared to December 31, 2021. The $4.2 billion increase in liquid assets reflects the increase in Federal funds and securities purchased under agreements to resell in response to increased advance activity.

The Bank's investment portfolio is comprised of trading, AFS and HTM investments (excluding those investments included in the liquidity portfolio). The investments must meet the Bank's risk guidelines and certain other requirements, such as yield. The Bank's investment portfolio totaled $7.8 billion at June 30, 2022 and $8.8 billion at December 31, 2021. Paydowns associated with the Bank's Agency MBS portfolio contributed to this decline. During the first six months of 2022, the Bank’s MBS purchases were limited by narrow mortgage spreads.

Investment securities, including all trading, AFS, and HTM securities, totaled $13.4 billion at June 30, 2022, compared to $13.9 billion at December 31, 2021. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	June 30, 2022	December 31, 2021
Trading securities:
Non-MBS:
U.S. Treasury obligations	$14.8	$—
Government-sponsored enterprises (GSE)	223.4	243.2
Total trading securities	$238.2	$243.2
Yield on trading securities	3.11%	3.18%
AFS securities:
U.S. Treasury obligations	$5,623.2	$5,075.2
GSE and Tennessee Valley Authority (TVA) obligations	1,291.6	1,493.7
State or local agency obligations	181.9	207.2
MBS:
U.S. obligations single-family	366.1	398.8
GSE single-family	1,753.1	2,093.1
GSE multifamily	2,737.1	3,004.9
Private label	162.2	194.4
Total AFS securities	$12,115.2	$12,467.3
Yield on AFS securities	1.60%	1.20%
HTM securities:
MBS:
U.S. obligations single-family	$172.5	$83.2
GSE single-family	476.0	566.0
GSE multifamily	365.6	494.5
Private label	59.5	70.2
Total HTM securities	$1,073.6	$1,213.9
Yield on HTM securities	3.00%	2.74%
Total investment securities	$13,427.0	$13,924.4
Yield on investment securities	1.68%	1.37%

For additional information on the credit risk of the investment portfolio, see the Credit and Counterparty Risk - Investments discussion in the Risk Management section of this Item 2.

ACL - Investments. The Bank invests in interest-bearing deposits and Federal funds sold which are unsecured investments. The Bank also invests in securities purchased under agreements to resell which are secured investments. At June 30, 2022 and December 31, 2021, these investments were repaid according to the contractual terms. No ACL was recorded for these assets at June 30, 2022 or December 31, 2021.

AFS securities are evaluated quarterly for expected credit losses on an individual security basis. In assessing whether a credit loss exists, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. The allowance is limited to the amount of the AFS security’s unrealized loss, if any. If the AFS security is in an unrealized gain, the ACL is zero. The ACL on AFS private label MBS was $5.0 million at June 30, 2022 and $2.4 million at December 31, 2021. The increase in the ACL reflected a higher provision for credit losses, which was driven by a decline in market values.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An ACL is recorded with a corresponding adjustment to the provision for credit losses. There was no ACL at June 30, 2022 or December 31, 2021.

    For additional information on the allowance methodology, see Note 2 - Investments in this Form 10-Q.

Liabilities and Capital

Deposits. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at June 30, 2022 decreased to $736.3 million from $1,087.5 million at December 31, 2021.

    Consolidated Obligations. Consolidated obligations consist of bonds and discount notes. The Bank's consolidated obligations totaled $57.5 billion at June 30, 2022, an increase of $23.9 billion from December 31, 2021. The overall increase in consolidated obligations outstanding is consistent with the increased advances and total asset balances. At June 30, 2022, the Bank’s bonds outstanding increased to $32.7 billion compared to $23.1 billion at December 31, 2021. Discount notes outstanding at June 30, 2022 increased to $24.8 billion from $10.5 billion at December 31, 2021.

The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank’s mortgage portfolio while swapped callable bonds fund other floating rate assets.

The following table provides information on consolidated obligations by product type and contractual maturity at June 30, 2022 and December 31, 2021.

(in millions)	June 30, 2022	December 31, 2021
Discount Notes
Overnight	$1,406.9	$413.3
Due after 1 day through 30 days	10,835.1	4,197.6
Due after 30 days through 90 days	10,228.2	3,647.3
Due after 90 days though 1 Year	2,401.2	2,236.7
Total par value	$24,871.4	$10,494.9

Fixed-rate, non-callable
Due in 1 year or less	$6,789.9	$4,898.6
Due after 1 year through 3 years	3,087.4	2,878.3
Due after 3 years through 5 years	1,101.0	1,303.5
Thereafter	1,410.1	1,446.0
Total par value	$12,388.4	$10,526.4

Fixed-rate, callable
Due in 1 year or less	$2,821.0	$—
Due after 1 year through 3 years	5,649.0	2,506.0
Due after 3 years through 5 years	5,865.0	5,635.0
Thereafter	2,041.0	1,983.0
Total par value	$16,376.0	$10,124.0

Variable- rate, non-callable
Due in 1 year or less	$1,595.0	$825.0
Due after 1 year through 3 years	—	100.0
Total par value	$1,595.0	$925.0

Step-up, non-callable
Due in 1 year or less	$—	$25.0
Due after 1 year through 3 years	50.0	—
Due after 3 years through 5 years	170.0	—
Total par value	$220.0	$25.0

Step-up, callable
Due in 1 year or less	$941.0	$—
Due after 1 year through 3 years	$773.0	279.0
Due after 3 years through 5 years	$845.0	1,046.0
Thereafter	200.0	210.0
Total par value	$2,759.0	$1,535.0
Other Adjustments (1)	$(678.3)	$(31.0)
Total consolidated obligations	$57,531.5	$33,599.3
    Notes:
(1)Consists of premiums, discounts, and other adjustments.

For additional information on the Bank's consolidated obligations, refer to Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data of the Bank's 2021 Form 10-K.

Commitments and Off-Balance Sheet Items. As of June 30, 2022, the Bank was obligated to fund approximately $3.3 million in additional advances and Banking on Business (BOB) loans, $14.1 million of mortgage loans, and to issue $555.6 million in consolidated obligations. In addition, the Bank had $19.7 billion in outstanding standby letters of credit as of June 30, 2022. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Bank’s return on average equity for the three and six months ended June 30, 2022 was 4.69% and 3.81%. The Bank's return on average equity for the three and six months ended June 30, 2021 was 1.70% and 3.50%. Capital adequacy, including the level of retained earnings, is monitored through the evaluation of market value of equity to par value of capital stock (MV/CS) as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock by institution type is presented below.

(dollars in millions)	June 30, 2022		December 31, 2021
Commercial banks	130	$1,753.8	131	$966.5
Savings institutions	51	120.1	51	107.6
Insurance companies	39	105.9	35	88.7
Credit unions	63	82.8	62	63.8
Community Development Financial Institution (CDFI)	2	0.4	2	0.5
Total member institutions / total GAAP capital stock	285	$2,063.0	281	$1,227.1
Mandatorily redeemable capital stock		22.3		22.5
Total capital stock		$2,085.3		$1,249.6

    The total number of members as of June 30, 2022 increased by four members compared to December 31, 2021. The Bank added six new members and lost two members. One member merged with another institution within the Bank's district and one member merged its charter with an entity outside the Bank's district.

The following tables present member holdings of 10% or more of the Bank’s total capital stock, including mandatorily redeemable capital stock, outstanding as of June 30, 2022 and December 31, 2021.

(dollars in millions)	June 30, 2022
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$548.0	26.3%
PNC Bank, N.A., Wilmington, DE (1)	425.0	20.4

(dollars in millions)	December 31, 2021
Member	Capital Stock	% of Total
Ally Bank, Midvale, UT (1)	$288.8	23.1%
TD Bank N.A., Wilmington, DE	159.8	12.8
Note:
(1) For Bank membership purposes, the principal place of business for Ally Bank, is Horsham, PA. For PNC Bank, the principal place of business is Pittsburgh, PA

The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of its retained earnings.

The Bank developed a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes four risk elements that comprise the Bank's total retained earnings target: (1) market risk; (2) credit risk; (3)

operational risk; and (4) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. In addition to the retained earnings target for risk, the framework considers the amount of retained earnings needed for compliance with the capital-to-asset ratio regulatory minimum in determining an overall retained earnings need. The framework also assists management in its overall analysis of the level of future dividends. The framework generated a retained earnings target of $304.0 million and an overall retained earnings need of $701.0 million as of June 30, 2022.

The following table presents retained earnings information for the current and prior year.

	June 30, 2022	December 31, 2021
Unrestricted Retained Earnings	965.1	$941.0
Restricted Retained Earnings (RRE)	464.9	457.4
Total Retained Earnings	$1,430.0	$1,398.4

Retained earnings increased $31.6 million compared to December 31, 2021. The increase reflected net income that was largely offset by dividends paid. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank and as result of increased consolidated obligations, an allocation of net income was made to RRE during the second quarter of 2022. For additional information, see Note 7 - Capital in this Form 10-Q.

Dividends. The Bank declares dividends based on an annualized yield and differentiates between membership and activity capital stock. The dividend received by the member is calculated based on the average capital stock owned by the member for the previous quarter. Historically, the Bank has paid cash dividends although dividends may be paid in capital stock. Details regarding the Bank’s payment of dividends, including annual yields, for current and prior year periods are provided in Note 7 - Capital in this Form 10-Q. The following table summarizes dividends paid and related information for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Dividends (in millions)	$12.6	$17.6	$24.6	$39.4
Dividends per share	0.72	1.41	1.63	2.94
Dividend payout ratio (1)	33.74%	150.15%	43.81%	79.18%
Weighted average dividend rate	4.14%	5.05%	4.11%	5.10%
Average Fed Funds rate	0.80%	0.07%	0.45%	0.07%
Dividend spread to Fed Funds	3.34%	4.98%	3.66%	5.03%
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

(in millions)	June 30, 2022	December 31, 2021
Permanent capital:
Capital stock (1)	$2,085.3	$1,249.6
Retained earnings	1,430.0	1,398.4
Total permanent capital	$3,515.3	$2,648.0
RBC requirement:
Credit risk capital	$182.8	$160.4
Market risk capital	120.8	152.5
Operations risk capital	91.0	93.8
Total RBC requirement	$394.6	$406.7
Excess permanent capital over RBC requirement	$3,120.7	$2,241.3
Note:
(1) Capital stock includes mandatorily redeemable capital stock.

The decrease in the total RBC requirement as of June 30, 2022 is mainly related to the decrease in the market risk capital requirement. The decrease was primarily driven by changes to the Finance Agency's scenarios used to determine the required market risk capital, as a result of the market changes during the first six months of 2022. The Bank continues to maintain significant excess permanent capital over the RBC requirement. The increase in permanent capital and excess permanent capital was driven by the increase in capital stock associated with higher advance levels.

On June 16, 2022, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2022. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2022.

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

The Bank made no changes to its critical accounting policies during the six months ended June 30, 2022.

See Note 1 - Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or becoming effective for the Bank in future periods.

Legislative and Regulatory Developments

FHFA Director’s Testimony to the House Financial Services Committee on a Planned Review of the FHLBank System

On July 20, 2022, Finance Agency Director Sandra Thompson gave testimony to the House Financial Services Committee indicating that the Finance Agency intends to review the FHLBank System. Director Thompson’s testimony indicated that the Finance Agency plans to engage a variety of stakeholders in addition to holding public listening sessions throughout the country as part of the review. The Director’s testimony also indicated that the review would examine matters ranging from the System’s membership base, operational efficiency, and effectiveness to more foundational questions about its mission, purpose, and organization. At this time, it is not possible to determine when these events will occur, whether any actions will result from these events, and how these events will ultimately impact the Bank or the System as a whole.

Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act.

On July 28, 2022, the Board of Governors of the Federal Reserve System (the Federal Reserve) published a proposed rule with a comment deadline of August 29, 2022 that would implement the LIBOR Act. The proposed rule would provide default rules for certain contracts (covered contracts) that: reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The LIBOR replacement date is currently July 3, 2023. The proposed rule identifies separate Federal Reserve-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLBank advances. The Bank is reviewing the proposed rule, however it is not possible to determine the extent to which the rule will be adopted as proposed and, as a result, the impact the final rule may have on the Bank.

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
The MV/CS ratio was 165.1% at June 30, 2022 and 221.8% at December 31, 2021. The decrease was primarily due to the increase in capital stock as a result of higher advances.

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

The following table presents the Bank's duration of equity exposure at June 30, 2022 and December 31, 2021. Due to the increase in interest rates, additional down rate shock scenarios are being evaluated by the Bank for re-introduction in future reporting periods.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Actual Duration of Equity:
June 30, 2022	0.8	1.0	1.2
December 31, 2021	(0.4)	0.5	1.3

    Duration of equity changes in the first six months of 2022 were mainly the result of interest rate increases and the offsetting impact of funding mix changes and higher equity due to capital stock increases. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given the current market conditions.

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

        The ROE spread volatility presented in the table below reflects spreads relative to the projected Federal funds rate. Management uses both parallel and non-parallel rate scenarios to assess interest rate risk. The steeper and flatter yield curve shift scenarios are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Due to the increase in interest rates, additional down rate shock scenarios are being evaluated by the Bank for re-introduction in future reporting periods.

ROE Spread Volatility Increase/(Decline)
(in basis points)	Down 100 bps Longer Term Rate Shock	100 bps Flatter	Up 200 bps Parallel Shock
June 30, 2022	(4)	(13)	(21)
December 31, 2021	(49)	23	56

    Changes in ROE spread volatility in the first six months of 2022 primarily reflect the impact of funding mix changes and interest rate increases. For each scenario, the Board's limit on the decline in ROE spread is set at no greater than 100 basis points. The Bank was in compliance with the ROE spread volatility limit across all selected interest rate shock scenarios at June 30, 2022 and December 31, 2021.

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

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk of each member on the basis of the member’s total credit exposure (TCE) to the Bank, which includes advances and related accrued interest, fees, basis adjustments and estimated prepayment fees; letters of credit; forward-dated advance commitments; and MPF credit enhancement and related obligations. This credit risk is managed by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all borrower obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At June 30, 2022, aggregate TCE was $59.4 billion, comprised of approximately $35.5 billion in advance principal outstanding, $23.5 billion in letters of credit (including forward commitments), $2.0 million in advance commitments, and $353.7 million in accrued interest, prepayment fees, MPF credit enhancement obligations and other fees.

The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank’s Member Products Policy. Details regarding this policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2021 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank’s fully secured position. At June 30, 2022 and December 31, 2021, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an estimated collateral value (after collateral weightings) in excess of the book value of all members’ and nonmember housing associates’ obligations to the Bank.

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

The following table presents the Bank’s top five financial entities with respect to their TCE at June 30, 2022.

	June 30, 2022
(dollars in millions)	TCE	% of Total
TD Bank, National Association, DE	$18,804.9	31.7%
Ally Bank, UT (1)	13,090.1	22.0
PNC Bank, National Association, DE(2)	10,024.6	16.9
Santander Bank, National Association, DE(3)	2,762.7	4.7
Fulton Bank, National Association, PA	1,569.0	2.6
	46,251.3	77.9
Other financial institutions	13,149.6	22.1
Total TCE outstanding	$59,400.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3)Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

    Member Advance Concentration Risk. The following table lists the Bank’s top five borrowers based on advance balances at par as of June 30, 2022.

	June 30, 2022
(dollars in millions)	Advance Balance	% of Total
Ally Bank, UT (1)	$13,075.0	36.9%
PNC Bank, National Association, DE(2)	10,000.0	28.2
Santander Bank, National Association, DE(3)	2,750.0	7.8
First National Bank of Pennsylvania, PA	930.0	2.6
Customers Bank, PA	635.0	1.8
	27,390.0	77.3
Other borrowers	8,065.6	22.7
Total advances	$35,455.6	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3)Santander Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.

The average year-to-date June 30, 2022 balances for the five largest borrowers totaled $14.8 billion, or 69% of total average advances. The advances made by the Bank to each of these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank has implemented specific credit and collateral review monitoring for these members.

Letters of Credit. The letter of credit product is collateralized under the same policies, procedures and guidelines that apply to advances. Outstanding letters of credit totaled $19.7 billion at June 30, 2022 and $19.4 billion at December 31, 2021, primarily related to public unit deposits. Not included in these totals are additional authorized but unused standby letters of credit of $3.5 billion at June 30, 2022 and $2.3 billion at December 31, 2021. The Bank had a concentration of letters of credit with one member (TD Bank) of $16.2 billion or 82% of the total at June 30, 2022 and $14.7 billion or 76% of the total at December 31, 2021.

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

    For member borrowers, the following tables present information on a combined basis regarding the type of collateral securing their outstanding credit exposure and the collateral status as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$106,172.6	47.4%	$189.5	7.7%	$1.2	0.1%	$106,363.3	46.8%
High quality investment securities	3,212.9	1.4	1,862.3	75.3	945.2	96.3	6,020.4	2.6
ORERC/CFI eligible collateral	94,344.0	42.2	358.7	14.5	34.9	3.6	94,737.6	41.7
Multi-family residential mortgage loans	20,115.0	9.0	62.3	2.5	—	—	20,177.3	8.9
Total eligible collateral value	$223,844.5	100.0%	$2,472.8	100.0%	$981.3	100.0%	$227,298.6	100.0%
Total TCE	$57,323.2	96.5%	$1,395.9	2.3%	$681.8	1.2%	$59,400.9	100.0%
Number of members	161	85.2%	17	9.0%	11	5.8%	189	100.0%

	December 31, 2021
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single-family residential mortgage loans	$95,780.3	48.3%	$126.7	8.4%	$8.2	0.7%	$95,915.2	47.8%
High quality investment securities	1,155.1	0.6	1,177.9	78.6	1,056.2	95.9	3,389.2	1.7
ORERC/CFI eligible collateral	83,792.5	42.3	170.3	11.4	37.4	3.4	84,000.2	41.8
Multi-family residential mortgage loans	17,489.1	8.8	24.0	1.6	—	—	17,513.1	8.7
Total eligible collateral value	$198,217.0	100.0%	$1,498.9	100.0%	$1,101.8	100.0%	$200,817.7	100.0%
Total TCE	$35,003.0	95.7%	$894.0	2.4%	$684.5	1.9%	$36,581.5	100.0%
Number of members	156	85.2%	13	7.1%	14	7.7%	183	100.0%

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

Investment Quality and External Credit Ratings. The following tables present the Bank’s investment carrying values as of June 30, 2022 and December 31, 2021, based on the lowest credit rating from the NRSROs (Moody’s, S&P and Fitch).

	June 30, 2022(1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$507.6	$234.2	$—	$—	$741.8
Securities purchased under agreements to resell	2,600.0	—	750.0	—	—		3,350.0
Federal funds sold	—	1,600.0	2,200.0	—	—	—	3,800.0
Total money market investments	2,600.0	1,600.0	3,457.6	234.2	—	—	7,891.8
Investment securities:
U.S. Treasury obligations	—	5,638.0	—	—	—	—	5,638.0
GSE and TVA obligations		1,515.0	—	—	—	—	1,515.0
State or local agency obligations	18.2	163.7	—	—	—	—	181.9
Total non-MBS	18.2	7,316.7	—	—	—	—	7,334.9
U.S. obligations single-family MBS	—	538.6	—	—	—	—	538.6
GSE single-family MBS	—	2,229.1	—	—	—	—	2,229.1
GSE multifamily MBS	—	3,102.7	—	—	—	—	3,102.7
Private label MBS	—	12.6	13.7	14.9	57.4	123.1	221.7
Total MBS	—	5,883.0	13.7	14.9	57.4	123.1	6,092.1
Total investments	$2,618.2	$14,799.7	$3,471.3	$249.1	$57.4	$123.1	$21,318.8

	December 31, 2021 (1)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Money market investments:
Interest-bearing deposits	$—	$—	$333.0	$190.0	$—	$—	$523.0
Securities purchased under agreements to resell	920.0	—	750.0	—	—	—	1,670.0
Federal funds sold	—	250.0	1,725.0	—	—	—	1,975.0
Total money market investments	920.0	250.0	2,808.0	190.0	—	—	4,168.0
Investment securities:
U.S. Treasury obligations	—	5,075.2	—	—	—	—	5,075.2
Certificates of deposit	—	—	—	—	—	—	—
GSE and TVA obligations	—	1,736.9	—	—	—	—	1,736.9
State or local agency obligations	20.5	186.7	—	—	—	—	207.2
Total non-MBS	20.5	6,998.8	—	—	—	—	7,019.3
U.S. obligations single-family MBS	—	482.0	—	—	—	—	482.0
GSE single-family MBS	—	2,659.1	—	—	—	—	2,659.1
GSE multifamily MBS	—	3,499.4	—	—	—	—	3,499.4
Private label MBS	—	6.9	24.5	18.1	83.6	131.5	264.6
Total MBS	—	6,647.4	24.5	18.1	83.6	131.5	6,905.1
Total investments	$940.5	$13,896.2	$2,832.5	$208.1	$83.6	$131.5	$18,092.4
Notes:
(1) Balances exclude $5.3 million of Interest-bearing deposits with FHLB of Chicago for June 30, 2022 and $5.4 million for December 31, 2021 and total accrued interest of $31.5 million for June 30, 2022 and $27.6 million for December 31, 2021.

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

As of June 30, 2022, the Bank had unsecured exposure to 12 counterparties totaling $4.5 billion, with five counterparties each exceeding 10% of the total exposure. The following table presents the Bank's unsecured credit exposure with non-governmental counterparties by investment type at June 30, 2022 and December 31, 2021. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1) (2)	June 30, 2022	December 31, 2021
Interest-bearing deposits	$741.8	$523.0
Federal funds sold	3,800.0	1,975.0
Total	$4,541.8	$2,498.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Excludes $350.0 million of compensating balance account with a counterparty which is non-interest bearing for June 30, 2022 and $336.6 million for December 31, 2021 and $5.3 million of Interest-bearing deposits with FHLB of Chicago for June 30,2022 and $5.4 million for December 31, 2021.

    As of June 30, 2022, 72.7% of the Bank’s unsecured investment credit exposures were to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing counterparties.

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

    Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. For overnight exposures only, the Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's internal credit rating. As of June 30, 2022, the Bank was in compliance with the regulatory limits established for unsecured credit.

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

(in millions)
June 30, 2022 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$250.0	$757.6	$234.2	$1,241.8
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	850.0	575.0	—	1,425.0
Finland	500.0	—	—	500.0
Germany	—	200.0	—	200.0
Netherlands	—	500.0	—	500.0
Total U.S. branches and agency offices of foreign commercial banks	1,350.0	1,950.0	—	3,300.0
Total unsecured investment credit exposure	$1,600.0	$2,707.6	$234.2	$4,541.8

(in millions)
December 31, 2021 (1) (2)
	Carrying Value
Domicile of Counterparty	Investment Grade (3) (4)
	AA	A	BBB	Total
Domestic	$—	$333.0	$190.0	$523.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	675.0	—	675.0
Canada	—	425.0	—	425.0
Finland	250.0	—	—	250.0
Germany	—	200.0	—	200.0
Netherlands	—	425.0	—	425.0
Total U.S. branches and agency offices of foreign commercial banks	250.0	1,725.0	—	1,975.0
Total unsecured investment credit exposure	$250.0	$2,058.0	$190.0	$2,498.0
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
(4) Represents the NRSRO rating of the counterparty not the country. There were no AAA rated investments at June 30, 2022 or December 31, 2021.

At June 30, 2022 and December 31, 2021, all of the unsecured investments held by the Bank had overnight maturities.

U.S. Treasury Obligations. The Bank invests in U.S. Treasury obligations that are explicitly fully guaranteed by the U.S. government. This portfolio totaled $5.6 billion at June 30, 2022 and $5.1 billion at December 31, 2021.

Agency/GSE Securities and Agency/GSE MBS. The Bank invests in and is subject to credit risk related to securities issued by Federal Agencies or U.S. government corporations. In addition, the Bank invests in MBS issued by these same entities that are directly supported by underlying mortgage loans. Both the securities and MBS are either explicitly or implicitly guaranteed by the U.S. government. These portfolios totaled $7.4 billion at June 30, 2022 and $8.4 billion at December 31, 2021.

State and Local Agency Obligations. The Bank invests in and is subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds) that are directly or indirectly supported by underlying mortgage loans. These portfolios totaled $181.9 million at June 30, 2022 and $207.2 million at December 31, 2021.

Private Label MBS. The Bank also holds investments in private label MBS, which are supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA. However, since the time of purchase, there have been significant ratings downgrades. In 2007, the Bank discontinued the purchase of private label MBS. The carrying value of the Bank’s private label MBS portfolio was $221.7 million at June 30, 2022 and $264.6 million at December 31, 2021.

Credit Losses. The Bank evaluates its private label MBS for expected credit losses quarterly, based on whether there is an expectation of a shortfall in receiving all cash flows contractually due. The Bank expects to receive all cash flows contractually due with respect to its HTM private label MBS and therefore has no ACL related to this portfolio. With respect to its AFS private label MBS, the Bank had an ACL of $5.0 million as of June 30, 2022 and $2.4 million as of December 31, 2021. For its AFS private label MBS for which the Bank expects a shortfall, an ACL is recorded, limited to the amount of a security's unrealized loss. If the security is in an unrealized gain position, the ACL is zero.

The Bank recorded a provision for credit losses of $1.3 million compared with a reversal for credit losses of $0.1 million on its AFS private label MBS for the second quarter of 2022 and 2021, respectively. For the six months ended June 30, 2022, the Bank recorded a provision for credit losses of $2.7 million and $0.2 million for the same prior-year period. Because the Bank does not intend to sell and will not be required to sell its AFS private label MBS with recorded credit losses before anticipated recovery of their amortized cost basis, the Bank did not write down any of its AFS private label MBS securities amortized cost basis for the difference between amortized cost and fair value.

For those AFS private label MBS with a credit loss previously recorded, when the Bank projects an increase in cash flows during its quarterly assessment of expected credit losses, the Bank will first reverse the ACL by recognizing a reversal for credit losses up to the amount of the ACL, if any. If the Bank projects a significant increase in cash flows, the Bank adjusts the accretable yield prospectively. Credit losses recovered through interest income on these securities was $3.0 million and $3.3 million for the second quarter of 2022 and 2021 and $5.9 million and $6.9 million for the first six months of 2022 and 2021, respectively.

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

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. Conventional mortgage loans carry CE such that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third-party credit model at acquisition, and a CE is calculated based on loan attributes and the Bank’s risk tolerance with respect to its MPF portfolio. The Bank had net mortgage loans held for portfolio of $4.7 billion for both June 30, 2022 and December 31, 2021, after an allowance for credit losses of $3.5 million at June 30, 2022 and $3.4 million at December 31, 2021.

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

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2022, five of the 14 MPF Plus pools still have SMI policies in place. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. As of June 30, 2022, all of the SMI exposure is fully collateralized. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006.

The unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2022 was $7.1 million and $2.1 million, respectively. The corresponding amounts at December 31, 2021 were $10.3 million and $3.2 million.

    BOB Loans. See Note 1 - Summary of Significant Accounting Policies in Item 8 in the Bank's 2021 Form 10-K for a description of the BOB program. The allowance for credit losses on BOB loans was $3.0 million at June 30, 2022 and $3.2 million at December 31, 2021.

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

Uncleared Derivatives. The Bank is subject to non-performance by counterparties to its uncleared derivative transactions. The Bank requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions with counterparties as of June 30, 2022. The Bank’s total net credit exposure to uncleared derivative counterparties is immaterial.

    Cleared Derivatives. The Bank is subject to credit risk exposure to the Clearing Houses and clearing agent. The requirement that the Bank post initial margin and exchange variation margin settlement payments, through the clearing agent, to the Clearing Houses, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearing Houses fail to meet their obligations. Initial margin is the amount calculated based on anticipated exposure to future changes in the value of a swap and protects the Clearing Houses from market risk in the event of default by one of its clearing agents. Variation margin is the amount accumulated through daily settlement of the current exposure arising from changes in the market value of the position since the trade was executed. The Bank's use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral postings and variation margin settlement payments are made daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2022.

    The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial margin and variation margin settlements on cleared derivatives. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. The following table presents the derivative positions with non-member counterparties and member institutions to which the Bank has credit exposure at June 30, 2022 and December 31, 2021.

(in millions)	June 30, 2022
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Uncleared derivatives
Cleared derivatives	$—	$—	$—	$—
Liability positions with credit exposure:
Uncleared derivatives
A	$13,743.4	$(413.5)	$455.3	$41.8
BBB	5,397.0	(230.8)	246.0	15.2
Cleared derivatives	24,359.4	—	229.8	229.8
Total derivative positions with credit exposure to non-member counterparties	43,499.8	(644.3)	931.1	286.8
Member institutions (2)	14.1	—	—	—
Total	$43,513.9	$(644.3)	$931.1	$286.8
Derivative positions without credit exposure	250.0
Total notional	$43,763.9

(in millions)	December 31, 2021
Credit Rating (1)	Notional Amount	Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure:
Cleared derivatives	$16,504.7	$—	$182.5	$182.5
Liability positions with credit exposure:
Uncleared derivatives
A	1,435.0	(6.7)	6.9	0.2
BBB	1,241.9	(5.8)	5.9	0.1
Total derivative positions with credit exposure to non-member counterparties	19,181.6	(12.5)	195.3	182.8
Member institutions (2)	24.8	—	—	—
Total	$19,206.4	$(12.5)	$195.3	$182.8
Derivative positions without credit exposure	8,505.6
Total notional	$27,712.0
Notes:
(1) This table does not reflect any changes in rating, outlook or watch status occurring after June 30, 2022. The ratings presented in this table represent the lowest long-term counterparty credit rating available for each counterparty based on the NRSROs used by the Bank.
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

Consolidated Obligations. The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank’s GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with stable outlook/P-1 by Moody’s and AA+ with stable outlook/A-1+ by S&P, as of June 30, 2022. These ratings measure the likelihood of timely payment of principal and interest. Note 6 - Consolidated Obligations to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank’s consolidated obligations.

Liquidity Investment Portfolio. The Bank’s liquidity for regulatory purposes is comprised of cash, interest-bearing deposits, certificates of deposit, Federal funds sold, securities purchased under agreements to resell, and U.S. Treasury obligations classified as trading or AFS.

Contingency Liquidity. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its membership needs and obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities, certificates of deposits and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. Excess contingency liquidity was approximately $19.4 billion at June 30, 2022 and $15.7 billion at December 31, 2021.

    Funding and Debt Issuance. Changes or disruptions in the capital markets could limit the Bank’s ability to issue consolidated obligations, which could impact the Bank's liquidity and cost of funds. During the first six months of 2022, the Bank maintained continual access to funding. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion have sought the FHLBank’s short-term debt as an asset of choice, including funding indexed to Secured Overnight Financing Rate (SOFR). This has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. The FHLBanks have maintained comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates.

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

    Regulatory Liquidity Requirements. The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance. Under these policies and guidelines, the Bank is required to maintain contingency liquidity to meet liquidity needs in an amount at least equal to its anticipated net cash outflows under certain scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, the Bank is required to perform and report to the Finance Agency the results of an annual liquidity stress test. The Bank was in compliance with these requirements at June 30, 2022. Refer to the Liquidity and Funding Risk section in Item 7. of the Bank's 2021 Form 10-K for additional information.

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

The Bank has assessed its exposure to LIBOR by developing an inventory of impacted financial instruments. The Bank manages interest rate risk between its assets and liabilities by entering into derivatives to preserve the value of and earn stable returns on its assets. These instruments may have different fallback features when LIBOR ceases. The following table presents the Bank’s LIBOR-indexed financial instruments, excluding interest rate caps, by contractual maturity as of June 30, 2022.

(in millions)	Prior to June 30, 2023	Thereafter	Total
Assets Indexed to LIBOR
Principal Amount:
Advances	$50.0	$93.1	$143.1
Investments:
MBS	6.1	4,149.4	4,155.5
Derivatives Hedging Assets (Receive Leg LIBOR)
Notional Amount:
Cleared	1,801.5	1,972.7	3,774.2
Uncleared	7.7	11.7	19.4
Total Principal/Notional Amounts	$1,865.3	$6,226.9	$8,092.2

Liabilities Indexed to LIBOR
Principal Amount:
Consolidated Obligations	$—	$—	$—
Derivatives Hedging Liabilities (Pay Leg LIBOR)
Notional Amount:
Cleared	407.2	60.0	467.2
Uncleared			—
Total Principal/Notional Amounts	$407.2	$60.0	$467.2

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

The Bank continues to enhance its operational and modeling capabilities for alternative reference rates such as SOFR by testing and installing vendor releases.  From a balance sheet management perspective, the Bank has issued SOFR-indexed debt and SOFR-indexed advance products. Additionally, the Bank has been executing Overnight Index Swap (OIS) and SOFR indexed derivatives as alternative interest rate hedging strategies. The Bank is no longer issuing new financial instruments indexed to LIBOR. The following table presents the Bank’s variable rate financial instruments, excluding interest rate caps, by index as of June 30, 2022.

(in millions)	LIBOR	SOFR	OIS	Other	Total
Assets Indexed to a Variable Rate
Principal Amount:
Advances	$143.1	$10,178.3	$—	$1,298.7	$11,620.1
Investments:
MBS	4,155.5	314.4	—	66.7	4,536.6
Derivatives Hedging Assets (Receive Leg Variable Rate)
Notional Amount	3,793.6	12,311.6	358.9	—	16,464.1
Total Principal/Notional Amounts	$8,092.2	$22,804.3	$358.9	$1,365.4	$32,620.8

Liabilities Indexed to a Variable Rate
Principal Amount:
Consolidated Obligations	$—	$1,595.0	$—	$—	$1,595.0
Derivatives Hedging Liabilities (Pay Leg Variable Rate)
Notional Amount	467.2	24,865.5	1,048.0	—	26,380.7
Total Principal/Notional Amounts	$467.2	$26,460.5	$1,048.0	$—	$27,975.7

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Interest income:
Advances	$84,301	$31,269	$110,997	$81,284
Interest-bearing deposits	3,014	205	3,375	586
Securities purchased under agreements to resell	4,482	136	4,714	264
Federal funds sold	8,064	486	9,269	1,312
Trading securities	1,856	4,245	3,712	8,576
Available-for-sale (AFS) securities	40,894	23,179	65,722	50,297
Held-to-maturity (HTM) securities	6,745	8,651	13,462	18,125
Mortgage loans held for portfolio	33,214	30,800	65,745	63,118
Total interest income	182,570	98,971	276,996	223,562
Interest expense:
Consolidated obligations - discount notes	35,967	1,420	39,162	4,095
Consolidated obligations - bonds	77,888	57,716	124,452	119,742
Deposits	1,436	39	1,670	64
Mandatorily redeemable capital stock and other borrowings	343	864	628	2,767
Total interest expense	115,634	60,039	165,912	126,668
Net interest income	66,936	38,932	111,084	96,894
Provision (reversal) for credit losses	1,138	(309)	2,203	(1,418)
Net interest income after provision (reversal) for credit losses	65,798	39,241	108,881	98,312
Noninterest income (loss):
Net gains (losses) on investment securities (Note 2)	(6,408)	(1,837)	(19,908)	(12,714)
Net gains (losses) on derivatives and hedging activities (Note 5)	1,214	(7,933)	8,761	5,734
Standby letters of credit fees	5,605	5,703	11,296	11,560
Other, net	115	1,115	398	1,838
Total noninterest income (loss)	526	(2,952)	547	6,418
Other expense:
Compensation and benefits	13,835	11,616	25,860	27,211
Other operating	8,424	9,073	16,251	16,373
Finance Agency	1,146	1,616	2,421	3,235
Office of Finance	1,229	861	2,415	2,301
Total other expense	24,634	23,166	46,947	49,120
Income before assessments	41,690	13,123	62,481	55,610
Affordable Housing Program (AHP) assessment	4,203	1,399	6,311	5,838
Net income	$37,487	$11,724	$56,170	$49,772

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$37,487	$11,724	$56,170	$49,772
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities	(26,008)	(7,550)	(105,408)	(11,774)
Realized (gains) losses on AFS securities included in net income	(227)	—	(227)	—
Pension and post-retirement benefits	235	1,667	378	1,852
Total other comprehensive income (loss)	(26,000)	(5,883)	(105,257)	(9,922)
Total Comprehensive income (loss)	$11,487	$5,841	$(49,087)	$39,850

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Condition (unaudited)

(in thousands)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$371,475	$428,190
Interest-bearing deposits (Note 2)	747,068	528,476
Securities purchased under agreements to resell (Note 2)	3,350,000	1,670,000
Federal funds sold (Note 2)	3,800,000	1,975,000
Investment securities: (Note 2)
Trading securities	238,222	243,262
AFS securities, net; amortized cost of $12,110,836 and $12,354,656	12,115,183	12,467,293
HTM securities; fair value of $1,030,945 and $1,248,363	1,073,562	1,213,872
Total investment securities	13,426,967	13,924,427
Advances (Note 3)	35,243,932	14,124,375
Mortgage loans held for portfolio, net (Note 4)	4,658,273	4,676,183
Banking on Business (BOB) loans, net	20,320	22,501
Accrued interest receivable	105,094	74,660
Derivative assets (Note 5)	286,878	182,853
Other assets	38,800	44,609
Total assets	$62,048,807	$37,651,274

LIABILITIES AND CAPITAL
Liabilities
Deposits	$736,267	$1,087,507
Consolidated obligations: (Note 6)
Discount notes	24,830,505	10,493,617
Bonds	32,700,999	23,105,738
Total consolidated obligations	57,531,504	33,599,355
Mandatorily redeemable capital stock (Note 7)	22,350	22,457
Accrued interest payable	88,784	59,123
AHP payable	70,489	81,152
Derivative liabilities (Note 5)	47,006	5,845
Other liabilities	54,452	60,183
Total liabilities	58,550,852	34,915,622
Commitments and contingencies (Note 10)
Capital (Note 7)
Capital stock - putable ($100 par value) issued and outstanding shares 20,630 and 12,270, respectively	2,063,049	1,227,050
Retained earnings:
Unrestricted	965,097	941,033
Restricted	464,875	457,378
Total retained earnings	1,429,972	1,398,411
Accumulated Other Comprehensive Income (AOCI)	4,934	110,191
Total capital	3,497,955	2,735,652
Total liabilities and capital	$62,048,807	$37,651,274

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Cash Flows (unaudited)

	Six months ended June 30,
(in thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$56,170	$49,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	17,513	6,919
Net change in derivative and hedging activities	642,828	150,279
Net realized (gains) from sales of AFS securities	(227)	—
Net change in fair value adjustments on trading securities	20,135	12,714
Other adjustments, net	3,105	(437)
Net change in:
Accrued interest receivable	(31,240)	7,876
Other assets	2,998	1,563
Accrued interest payable	29,664	(7,791)
Other liabilities	(16,363)	(23,488)
Net cash provided by (used in) operating activities	$724,583	$197,407
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $134 and $(96) (to) from other FHLBanks)	$(900,229)	$531,167
Securities purchased under agreements to resell	(1,680,000)	(2,850,000)
Federal funds sold	(1,825,000)	(425,000)
Trading securities:
Proceeds	—	675,091
Purchases	(14,944)	(399,875)
AFS securities:
Proceeds (includes $176,407 from sales of AFS securities in 2022)	908,406	1,173,684
Purchases	(1,026,201)	(4,309,715)
HTM securities:
Proceeds	239,798	1,548,711
Purchases	(101,553)	(500,000)
Advances:
Repaid	102,348,772	17,751,751
Originated	(123,722,718)	(7,849,753)
Mortgage loans held for portfolio:
Principal collected	384,662	888,644
Purchases	(377,975)	(795,339)
Other investing activities, net	232	(1,526)
Net cash provided by (used in) investing activities	$(25,766,750)	$5,437,840
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statements of Cash Flows (unaudited)
(continued)
	Six months ended June 30,
(in thousands)	2022	2021
FINANCING ACTIVITIES
Net change in deposits	$(348,723)	$17,679
Net proceeds from issuance of consolidated obligations:
Discount notes	152,234,378	82,452,989
Bonds	15,456,269	12,130,263
Payments for maturing and retiring consolidated obligations:
Discount notes	(137,918,245)	(76,848,464)
Bonds	(5,249,510)	(23,434,440)
Proceeds from issuance of capital stock	2,159,649	367,362
Payments for repurchase/redemption of capital stock	(1,323,650)	(692,214)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(107)	(80,417)
Cash dividends paid	(24,609)	(39,408)
Net cash provided by (used in) financing activities	$24,985,452	$(6,126,650)
Net increase (decrease) in cash and due from banks	$(56,715)	$(491,403)
Cash and due from banks at beginning of the period	428,190	1,036,459
Cash and due from banks at end of the period	$371,475	$545,056
Supplemental disclosures:
Cash activities:
Interest paid	$140,064	$150,782
AHP payments, net	16,974	15,821

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statements of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
March 31, 2021	13,287	$1,328,659	$935,617	$457,378	$1,392,995	$133,287	$2,854,941
Comprehensive income (loss)	—	—	11,724	—	11,724	(5,883)	5,841
Issuance of capital stock	2,009	200,913	—	—	—	—	200,913
Repurchase/redemption of capital stock	(3,266)	(326,583)	—	—	—	—	(326,583)
Cash dividends	—	—	(17,604)	—	(17,604)	—	(17,604)
June 30, 2021	12,030	$1,202,989	$929,737	$457,378	$1,387,115	$127,404	$2,717,508

March 31, 2022	13,205	$1,320,539	$947,755	$457,378	$1,405,133	$30,934	$2,756,606
Comprehensive income (loss)	—	—	29,990	7,497	37,487	(26,000)	11,487
Issuance of capital stock	16,062	1,606,223	—	—	—	—	1,606,223
Repurchase/redemption of capital stock	(8,637)	(863,713)	—	—	—	—	(863,713)
Cash dividends	—	—	(12,648)	—	(12,648)	—	(12,648)
June 30, 2022	20,630	$2,063,049	$965,097	$464,875	$1,429,972	$4,934	$3,497,955

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2020	15,278	$1,527,841	$919,373	$457,378	$1,376,751	$137,326	$3,041,918
Comprehensive income	—	—	49,772	—	49,772	(9,922)	39,850
Issuance of capital stock	3,674	367,362	—	—	—	—	367,362
Repurchase/redemption of capital stock	(6,922)	(692,214)	—	—	—	—	(692,214)
Cash dividends	—	—	(39,408)	—	(39,408)	—	(39,408)
June 30, 2021	12,030	$1,202,989	$929,737	$457,378	$1,387,115	$127,404	$2,717,508

December 31, 2021	12,270	$1,227,050	$941,033	$457,378	$1,398,411	$110,191	$2,735,652
Comprehensive income	—	—	48,673	7,497	56,170	(105,257)	(49,087)
Issuance of capital stock	21,596	2,159,649	—	—	—	—	2,159,649
Repurchase/redemption of capital stock	(13,236)	(1,323,650)	—	—	—	—	(1,323,650)
Cash dividends	—	—	(24,609)	—	(24,609)	—	(24,609)
June 30, 2022	20,630	$2,063,049	$965,097	$464,875	$1,429,972	$4,934	$3,497,955
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

Notes to Unaudited Financial Statements (continued)
Note 1 – Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

    The Bank did not adopt any new accounting standards during the six months ended June 30, 2022.

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

Interest-bearing deposits and Federal funds sold are unsecured investments. Federal funds sold are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds exclude accrued interest receivable which was immaterial for all periods presented. At June 30, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

At June 30, 2022 and December 31, 2021, all investments in securities purchased under agreements to resell were repaid according to the contractual terms; no ACL was recorded for these assets at June 30, 2022 and December 31, 2021. Carrying value of securities purchased under agreements to resell exclude accrued interest receivable which was immaterial for all periods presented. At June 30, 2022, none of these investments were with counterparties rated below BBB or with unrated counterparties. These may differ from any internal ratings of the investments by the Bank, if applicable.

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

    Trading Securities. The following table presents the fair value of trading securities by major security type at June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
U.S. Treasury obligations	$14,817	$—
GSE obligations	223,405	243,262
Total	$238,222	$243,262

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) on trading securities for the second quarter and first six months of 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(6,635)	$(669)	$(20,135)	$(10,439)
Net gains (losses) on trading securities sold/matured during the period	—	(1,168)	—	(2,275)
Net gains (losses) on trading securities	$(6,635)	$(1,837)	$(20,135)	$(12,714)

Notes to Unaudited Financial Statements (continued)

AFS Securities. The following tables presents AFS securities by majority security type at June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,631,247	$—	$4,811	$(12,902)	$5,623,156
GSE and TVA obligations	1,265,141	—	27,537	(1,038)	1,291,640
State or local agency obligations	189,705		84	(7,929)	181,860
Total non-MBS	$7,086,093	$—	$32,432	$(21,869)	$7,096,656
MBS:
U.S. obligations single-family	$369,047	$—	$1	$(2,933)	$366,115
GSE single-family	1,770,422	—	791	(18,119)	1,753,094
GSE multifamily	2,739,638	—	1,163	(3,684)	2,737,117
Private label	145,636	(5,033)	21,901	(303)	162,201
Total MBS	$5,024,743	$(5,033)	$23,856	$(25,039)	$5,018,527
Total AFS securities	$12,110,836	$(5,033)	$56,288	$(46,908)	$12,115,183

	December 31, 2021
(in thousands)	Amortized Cost (1)	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,069,716	$—	$6,213	$(697)	$5,075,232
GSE and TVA obligations	1,449,717	—	43,935	—	1,493,652
State or local agency obligations	198,775	—	8,422	—	207,197
Total non-MBS	$6,718,208	$—	$58,570	$(697)	$6,776,081
MBS:
U.S. obligations single-family	$394,985	$—	$3,876	$(54)	$398,807
GSE single-family	2,075,683	—	18,377	(991)	2,093,069
GSE multifamily	3,001,730	—	4,526	(1,345)	3,004,911
Private label	164,050	(2,378)	32,826	(73)	194,425
Total MBS	$5,636,448	$(2,378)	$59,605	$(2,463)	$5,691,212
Total AFS securities	$12,354,656	$(2,378)	$118,175	$(3,160)	$12,467,293
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion, amortization and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $26.4 million and $22.8 million at June 30, 2022 and December 31, 2021.

Notes to Unaudited Financial Statements (continued)
The following tables summarize the AFS securities with unrealized losses as of June 30, 2022 and December 31, 2021. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$1,915,505	$(12,716)	$92,086	$(186)	$2,007,591	$(12,902)
GSE and TVA obligations	$23,958	$(1,038)	$—	$—	23,958	(1,038)
State or local agency obligations	157,501	(7,929)	—	—	157,501	(7,929)
Total non-MBS	$2,096,964	$(21,683)	$92,086	$(186)	$2,189,050	$(21,869)
MBS:
U.S. obligations single-family	$334,503	$(2,778)	$17,660	$(155)	$352,163	$(2,933)
GSE single-family	1,363,426	(17,942)	17,243	(177)	1,380,669	(18,119)
GSE multifamily	1,108,865	(2,790)	426,345	(894)	1,535,210	(3,684)
Private label	6,812	(287)	2,522	(16)	9,334	(303)
Total MBS	$2,813,606	$(23,797)	$463,770	$(1,242)	$3,277,376	$(25,039)
Total	$4,910,570	$(45,480)	$555,856	$(1,428)	$5,466,426	$(46,908)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$586,346	$(697)	$—	$—	$586,346	$(697)
MBS:
U.S. obligations single-family	$20,188	$(54)	$—	$—	$20,188	$(54)
GSE single-family	188,235	(991)	—	—	188,235	(991)
GSE multifamily	634,032	(517)	524,002	(828)	1,158,034	(1,345)
Private label	—	—	2,476	(73)	2,476	(73)
Total MBS	$842,455	$(1,562)	$526,478	$(901)	$1,368,933	$(2,463)
Total	$1,428,801	$(2,259)	$526,478	$(901)	$1,955,279	$(3,160)

Notes to Unaudited Financial Statements (continued)
Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2022 and December 31, 2021 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$1,725,836	$1,726,746	$554,080	$555,481
Due after one year through five years	2,577,257	2,574,048	3,281,393	3,289,730
Due after five years through ten years	2,613,552	2,632,127	2,685,727	2,723,861
Due after ten years	169,448	163,735	197,008	207,009
Total non-MBS	7,086,093	7,096,656	6,718,208	6,776,081
MBS	5,024,743	5,018,527	5,636,448	5,691,212
Total AFS securities	$12,110,836	$12,115,183	$12,354,656	$12,467,293

Interest Rate Payment Terms. The following table details interest payment terms at June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Amortized cost of AFS non-MBS:
Fixed-rate	$7,086,093	$6,718,208
Variable-rate	—	—
Total non-MBS	$7,086,093	$6,718,208
Amortized cost of AFS MBS:
Fixed-rate	$676,668	$765,556
Variable-rate	4,348,075	4,870,892
Total MBS	$5,024,743	$5,636,448
Total amortized cost of AFS securities	$12,110,836	$12,354,656

Realized Gains (Losses) on AFS Securities. The following table provides a summary of proceeds, gross gains and losses on sales of AFS securities for the three and six months ended June 30, 2022.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sale of AFS securities	$176,407	$—	$176,407	$—
Gross gains on AFS securities	227	—	227	—
Gross losses on AFS securities	—	—	—	—

Notes to Unaudited Financial Statements (continued)
HTM Securities. The following tables presents HTM securities by major security type at June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$172,453	$507	$(951)	$172,009
GSE single-family	475,981	210	(41,717)	434,474
GSE multifamily	365,630	2,769	(1,175)	367,224
Private label	59,498	95	(2,355)	57,238
Total MBS	$1,073,562	$3,581	$(46,198)	$1,030,945
Total HTM securities (2)	$1,073,562	$3,581	$(46,198)	$1,030,945

	December 31, 2021
(in thousands)	Amortized Cost (1)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
MBS:
U.S. obligations single-family	$83,154	$1,029	$—	$84,183
GSE single-family	566,032	7,597	(7,978)	565,651
GSE multifamily	494,472	33,651	—	528,123
Private label	70,214	710	(518)	70,406
Total MBS	$1,213,872	$42,987	$(8,496)	$1,248,363
Total HTM securities (2)	$1,213,872	$42,987	$(8,496)	$1,248,363
Notes:
(1) Includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of $2.6 million and $2.7 million at June 30, 2022 and December 31, 2021.
(2) No ACL was recorded for these securities as of June 30, 2022 and December 31, 2021.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2022 and December 31, 2021 are presented below. MBS are not presented by contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS	—	—	—	—
MBS	1,073,562	1,030,945	1,213,872	1,248,363
Total HTM securities	$1,073,562	$1,030,945	$1,213,872	$1,248,363

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Amortized cost of HTM MBS:
Fixed-rate	$926,727	$1,042,367
Variable-rate	146,835	171,505
Total MBS	$1,073,562	$1,213,872
Total HTM securities	$1,073,562	$1,213,872

    Debt Securities ACL. For HTM securities, there was no ACL at June 30, 2022 and December 31, 2021. For AFS securities, the Bank recorded an ACL only on its private label MBS at June 30, 2022 and December 31, 2021.

Notes to Unaudited Financial Statements (continued)

AFS Debt Securities - Rollforward of ACL. The following table presents a rollforward of the ACL on AFS securities for the three and six months ended June 30, 2022 and 2021.

	Private label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$3,784	$2,762	$2,378	$2,417
Increases (decreases) for securities in which a previous ACL or OTTI was recorded	1,249	(138)	2,655	207
Balance, end of period	$5,033	$2,624	$5,033	$2,624

Debt Securities ACL Methodology. To evaluate investment securities for credit losses at June 30, 2022, the Bank employs the following methodologies by major security type.

GSE and Other U.S. Obligations. The Bank invests in GSE and other U.S. obligations, which includes Tennessee Valley Authority obligations, single-family MBS, and GSE single-family and multifamily MBS. These securities are issued by Federal Agencies or U.S. government corporations and include MBS issued by these same entities that are directly supported by underlying mortgage loans. All of these securities carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero. As a result, no ACL was recorded on GSE and other U.S. obligations at June 30, 2022 or December 31, 2021.

The Bank only purchases GSE and other U.S. obligations considered investment quality. At June 30, 2022, all of these GSE and other U.S. obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

State or Local Agency Obligations. The Bank invests in state or local agency obligations, such as municipal securities. These securities are subject to credit risk related to a portfolio of state and local agency obligations (i.e., Housing Finance Agency bonds). The Bank has not experienced any payment defaults on these instruments.

    The Bank only purchases state or local agency obligations considered investment quality. At June 30, 2022, all of these state or local agency obligations, based on amortized cost, were rated BBB or above by a NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank, if applicable.

The Bank evaluates AFS state or local agency obligations for an ACL based on a credit assessment of the issuer, or guarantor. If the Bank determines that an ACL should be recognized, it is limited to the unrealized loss of the state or local agency obligation, including zero if it is in an unrealized gain position. At June 30, 2022 and December 31, 2021, the Bank expected to receive all cash flows contractually due, and no ACL was recorded on AFS state or local agency obligations.

    Private Label MBS. The Bank also holds investments in private label MBS. The Bank has not purchased any private label MBS since 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2022, 20.1% of private label MBS (AFS and HTM combined, based on amortized cost) were rated BBB or above by a NRSRO and the remaining securities were either rated less than BBB or were unrated. To determine whether an ACL is necessary on these securities, the Bank uses cash flow analyses.

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

Notes to Unaudited Financial Statements (continued)
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

The following table details the Bank’s advances portfolio by year of redemption and weighted-average interest rate as of June 30, 2022 and December 31, 2021.

(dollars in thousands)	June 30, 2022		December 31, 2021
Year of Redemption	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$17,689,416	1.83%	$8,539,301	1.60%
Due after 1 year through 2 years	3,145,669	1.67	2,076,494	1.59
Due after 2 years through 3 years	3,932,876	2.00	2,031,671	1.36
Due after 3 years through 4 years	9,567,786	1.93	1,031,294	1.97
Due after 4 years through 5 years	939,080	2.86	222,058	1.43
Thereafter	180,798	2.73	178,399	2.60
Total par value	35,455,625	1.89%	14,079,217	1.60%
Deferred prepayment fees	(1,141)		(1,405)
Hedging adjustments	(210,552)		46,563
Total book value (1)	$35,243,932		$14,124,375
Notes:
(1) Amounts exclude accrued interest receivable of $51.5 million and $24.7 million at June 30, 2022 and December 31, 2021.

The Bank offers certain advances to members that provide a member the right, based upon predetermined exercise dates, to prepay the advance prior to maturity without incurring prepayment or termination fees (returnable advances). The Bank no longer offers a convertible advance product and had none outstanding at June 30, 2022.

At June 30, 2022 and December 31, 2021, the Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

The following table summarizes advances by the earlier of year of redemption or next call date as of June 30, 2022 and December 31, 2021.

	Year of Redemption or Next Call Date
(in thousands)	June 30, 2022	December 31, 2021
Due in 1 year or less	$17,979,416	$8,579,301
Due after 1 year through 2 years	2,895,669	2,076,494
Due after 2 years through 3 years	3,892,876	1,991,671
Due after 3 years through 4 years	9,567,786	1,031,294
Due after 4 years through 5 years	939,080	222,058
Thereafter	180,798	178,399
Total par value	$35,455,625	$14,079,217

Notes to Unaudited Financial Statements (continued)
Interest Rate Payment Terms. The following table details interest rate payment terms by year of redemption for advances as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Fixed-rate – overnight	$772,062	$64,000
Fixed-rate – term:
Due in 1 year or less	15,404,307	8,325,202
Thereafter	7,659,109	5,446,816
Total fixed-rate	23,835,478	13,836,018
Variable-rate:
Due in 1 year or less	1,513,047	150,099
Thereafter	10,107,100	93,100
Total variable-rate	11,620,147	243,199
Total par value	$35,455,625	$14,079,217

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is primarily concentrated in commercial banks. As of June 30, 2022, the Bank had advances of $27.4 billion outstanding to the five largest borrowers, which represented 77.3% of the total principal amount of advances outstanding. Of these five, two had outstanding advance balances that were in excess of 10% of the total portfolio at June 30, 2022.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower’s financial condition to be indicators of credit quality on its credit products. At June 30, 2022 and December 31, 2021, the Bank had rights to collateral on a member-by-member basis with a value in excess of its outstanding extensions of credit.

Notes to Unaudited Financial Statements (continued)
    The Bank continues to evaluate and, as necessary, make changes to its collateral guidelines based on current market conditions. At June 30, 2022 and December 31, 2021, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, the Bank did not have any credit products considered to be TDRs.

The Bank evaluates its advances for an ACL on a collective, or pooled basis unless an individual assessment is deemed necessary because the instruments do not possess similar risk characteristics. The Bank pools advances by member type, as noted above. Based on the collateral held as security, the Bank's credit extension and collateral policies and repayment history on advances, including that the Bank has not incurred any credit losses since inception, the Bank has not recorded any ACL at June 30, 2022 or December 31, 2021.

Note 4 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans that it purchases from its participating members and housing associates. The Bank’s participating members originate, service, and credit enhance residential mortgage loans that are sold to the Bank. See Note 8 for further information regarding transactions with related parties.

The following table presents balances as of June 30, 2022 and December 31, 2021 for mortgage loans held for portfolio.

(in thousands)	June 30, 2022	December 31, 2021
Fixed-rate long-term single-family mortgages (1)	$4,432,272	$4,417,532
Fixed-rate medium-term single-family mortgages (1)	154,737	173,195
Total par value	4,587,009	4,590,727
Premiums	78,210	84,155
Discounts	(6,537)	(1,769)
Hedging adjustments	3,090	6,482
Total mortgage loans held for portfolio (2)	$4,661,772	$4,679,595
Allowance for credit losses on mortgage loans	(3,499)	(3,412)
Mortgage loans held for portfolio, net	$4,658,273	$4,676,183
Note:
(1) Long-term is defined as greater than 15 years. Medium-term is defined as a term of 15 years or less.
(2) Amounts exclude accrued interest receivable of $21.9 million at June 30, 2022 and $22.2 million at December 31, 2021.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Conventional loans	$4,466,942	$4,460,732
Government-guaranteed/insured loans	120,067	129,995
Total par value	$4,587,009	$4,590,727

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

Notes to Unaudited Financial Statements (continued)

Credit Quality Indicator for Conventional Mortgage Loans. The following table presents the payment status for conventional mortgage loans at June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	Origination Year
Payment Status, at amortized cost (1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$15,211	$21,404	$36,615
Past due 60-89 days	3,712	2,926	6,638
Past due 90 days or more	8,525	11,077	19,602
Total past due loans	$27,448	$35,407	$62,855
Current loans	1,198,805	3,277,237	4,476,042
Total conventional loans	$1,226,253	$3,312,644	$4,538,897

	December 31, 2021
	Origination Year
Payment Status, at amortized cost (1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$11,473	$16,502	$27,975
Past due 60-89 days	2,785	4,517	7,302
Past due 90 days or more	9,311	16,455	25,766
Total past due loans	$23,569	$37,474	$61,043
Current loans	1,115,681	3,369,710	4,485,391
Total conventional loans	$1,139,250	$3,407,184	$4,546,434
Note:
(1) The amortized cost at June 30, 2022 and December 31, 2021 excludes accrued interest receivable.

Other Delinquency Statistics. The following table presents the delinquency statistics for the Bank’s mortgage loans at June 30, 2022 and December 31, 2021.

	June 30, 2022
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$5,403	$861	$6,264
Serious delinquency rate (2)	0.4%	2.8%	0.5%
Past due 90 days or more still accruing interest	$—	$3,380	$3,380
Loans on nonaccrual status	$23,014	$—	$23,014

	December 31, 2021
(dollars in thousands)	Conventional MPF Loans	Government-Guaranteed or Insured Loans (2)	Total
In process of foreclosures, included above (1)	$2,906	$1,007	$3,913
Serious delinquency rate (2)	0.6%	2.4%	0.6%
Past due 90 days or more still accruing interest	$—	$3,129	$3,129
Loans on nonaccrual status	$29,890	$—	$29,890
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

Conventional MPF - Rollforward of ACL

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$3,450	$3,736	$3,412	$4,972
(Charge-offs) Recoveries, net (1)	(48)	206	227	506
Provision (reversal) for credit losses	97	(717)	(140)	(2,253)
Balance, June 30	$3,499	$3,225	$3,499	$3,225
Note:
(1) Net charge-offs that the Bank does not expect to recover through CE receivable.

Government-Guaranteed or Insured Mortgage Loans. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), the Rural Housing Service (RHS) of the Department of Agriculture and/or by Housing and Urban Development (HUD). The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for

Notes to Unaudited Financial Statements (continued)
compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, the Bank has not recorded an ACL for government-guaranteed or insured mortgage loans at June 30, 2022 or December 31, 2021. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Real Estate Owned (REO). The Bank had $0.4 million of REO reported in Other assets on the Statement of Condition at both June 30, 2022 and December 31, 2021.

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

	June 30, 2022
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,776,852	$8,777	$682,585
Derivatives not designated as hedging instruments:
Interest rate swaps	$4,067,997	$1,022	$19,462
Interest rate caps or floors	905,000	3,798	—
Mortgage delivery commitments	14,098	46	29
Total derivatives not designated as hedging instruments:	$4,987,095	$4,866	$19,491
Total derivatives before netting and collateral adjustments	$43,763,947	$13,643	$702,076
Netting adjustments and cash collateral (1)		273,235	(655,070)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$286,878	$47,006

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$25,597,234	$1,061	$70,643
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,084,988	$27	$3,046
Interest rate caps or floors	1,005,000	1,357	—
Mortgage delivery commitments	24,822	2	131
Total derivatives not designated as hedging instruments:	$2,114,810	$1,386	$3,177
Total derivatives before netting and collateral adjustments	$27,712,044	$2,447	$73,820
Netting adjustments and cash collateral (1)		180,406	(67,975)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$182,853	$5,845
Note:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral including accrued interest held or placed with the same clearing agent and/or counterparties. Cash collateral posted including accrued interest was $931.1 million for June 30, 2022 and $248.7 million for December 31, 2021. Cash collateral received was $2.8 million for June 30, 2022 and $0.3 million for December 31, 2021.

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

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended June 30, 2022
Hedged item type:
Advances	$81,428	$(81,483)	$(18,878)	$(18,933)	$84,301
AFS securities	116,407	(115,815)	(5,406)	(4,814)	40,894
Mortgage loans held for portfolio	—	(394)	—	(394)	33,214
Consolidated obligations – bonds	(197,033)	196,184	26,247	25,398	(77,888)
Total	$802	$(1,508)	$1,963	$1,257
Six months ended June 30, 2022
Hedged item type:
Advances	$257,040	$(257,118)	$(49,307)	$(49,385)	$110,997
AFS securities	368,024	(366,106)	(19,332)	(17,414)	65,722
Mortgage loans held for portfolio	—	(852)	—	(852)	65,745
Consolidated obligations – bonds	(600,010)	599,997	52,123	52,110	(124,452)
Total	$25,054	$(24,079)	$(16,516)	$(15,541)

Notes to Unaudited Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/ (Losses) on Hedged Item	Net Interest Settlements	Effect of Derivatives on Net Interest Income	Total Interest Income/ (Expense) Recorded in the Statement of Income
Three months ended June 30, 2021
Hedged item type:
Advances	$22,595	$(22,594)	$(35,243)	$(35,242)	$31,269
AFS securities	(21,508)	20,710	(10,552)	(11,350)	23,179
Mortgage loans held for portfolio	—	(1,153)	—	(1,153)	30,800
Consolidated obligations – bonds	(12,418)	12,440	8,724	8,746	(57,716)
Total	$(11,331)	$9,403	$(37,071)	$(38,999)
Six months ended June 30, 2021
Hedged item type:
Advances	$114,948	$(114,945)	$(74,827)	$(74,824)	$81,284
AFS securities	39,901	(38,569)	(18,138)	(16,806)	50,297
Mortgage loans held for portfolio	—	(2,021)	—	(2,021)	63,118
Consolidated obligations – bonds	(20,475)	20,534	16,143	16,202	(119,742)
	$134,374	$(135,001)	$(76,822)	$(77,449)

The following table presents the cumulative amount of fair value hedging adjustments and the related carrying amount of the hedged items.

(in thousands)	June 30, 2022
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,701,353	$(210,535)	$(17)	$(210,552)
AFS securities	6,388,450	(354,370)	943	(353,427)
Consolidated obligations – bonds	22,423,725	(680,613)	75	(680,538)

(in thousands)	December 31, 2021
Hedged item type	Carrying Amount of Hedged Assets/Liabilities (1)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets/Liabilities	Fair Value Hedging Adjustments for Discontinued Hedging Relationships	Total Amount of Fair Value Hedging Adjustments
Advances	$8,952,529	$46,583	$(20)	$46,563
AFS securities	5,968,405	11,667	1,012	12,679
Consolidated obligations – bonds	10,633,898	(80,686)	146	(80,540)
Note:
(1) Includes carrying value of hedged items in current fair value hedging relationships.

Notes to Unaudited Financial Statements (continued)
The following table presents net gains (losses) related to derivatives not designated as hedging instruments in noninterest income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$271	$(6,191)	$7,842	$13,673
Interest rate caps or floors	282	(916)	2441	(158)
Net interest settlements	1,589	(1,979)	1,067	(4,220)
To Be Announced (TBA)	—	—	74	—
Mortgage delivery commitments	(596)	1,152	(2,326)	(3,567)
Other	1	—	1	—
Total net gains (losses) related to derivatives not designated as hedging instruments	$1,547	$(7,934)	$9,099	$5,728
Other - price alignment amount on cleared derivatives (1)	(333)	1	(338)	6
Net gains (losses) on derivatives	$1,214	$(7,933)	$8,761	$5,734
Notes:
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

The Bank had no active cash flow hedging relationships during the first six months of 2022 or 2021.

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

Generally, the Bank's ISDA agreements for uncleared derivatives have collateral delivery thresholds set to zero (subject to minimum transfer amounts). The Bank has a small number of legacy trades that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating and the net liability position exceeds the relevant threshold. As of June 30, 2022, the net liability position of these trades, collateral posted and potential additional credit contingent collateral amounts are all immaterial.

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

For cleared derivatives, the Clearing House determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit

Notes to Unaudited Financial Statements (continued)
considerations, including but not limited to credit rating downgrades. The Bank was not required by its clearing agents to post additional initial margin at June 30, 2022.

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

	Derivative Assets
(in thousands)	June 30, 2022	December 31, 2021
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$9,402	$1,972
Cleared derivatives	4,195	473
Total gross recognized amount	13,597	2,445
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	47,612	(1,700)
Cleared derivatives	225,623	182,106
Total gross amounts of netting adjustments and cash collateral	273,235	180,406
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	57,014	272
Cleared derivatives	229,818	182,579
Total net amounts after netting adjustments and cash collateral	286,832	182,851
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	46	2
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	46	2
Total derivative assets:
Uncleared derivatives	57,060	274
Cleared derivatives	229,818	182,579
Total derivative assets as reported in the Statement of Condition	286,878	182,853
Net unsecured amount:
Uncleared derivatives	57,060	274
Cleared derivatives	229,818	182,579
Total net unsecured amount	$286,878	$182,853

Notes to Unaudited Financial Statements (continued)

	Derivative Liabilities
(in thousands)	June 30, 2022	December 31, 2021
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$653,604	$71,083
Cleared derivatives	48,443	2,606
Total gross recognized amount	702,047	73,689
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(650,876)	(67,502)
Cleared derivatives	(4,194)	(473)
Total gross amounts of netting adjustments and cash collateral	(655,070)	(67,975)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2,728	3,581
Cleared derivatives	44,249	2,133
Total net amounts after netting adjustments and cash collateral	46,977	5,714
Derivative instruments not meeting netting requirements: (1)
Uncleared derivatives	29	131
Cleared derivatives	—	—
Total derivative instruments not meeting netting requirements:	29	131
Total derivative liabilities
Uncleared derivatives	2,757	3,712
Cleared derivatives	44,249	2,133
Total derivative liabilities as reported in the Statement of Condition	47,006	5,845
Net unsecured amount:
Uncleared derivatives	2,757	3,712
Cleared derivatives	44,249	2,133
Total net unsecured amount	$47,006	$5,845
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
Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if one FHLBank is required to make such payments, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs including interest to be determined by the Finance Agency. If the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. However, the Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par amounts of the 11 FHLBanks’ outstanding consolidated obligations were $882.5 billion at June 30, 2022 and $652.9 billion at December 31, 2021. Additional detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 9 to the audited financial statements in the Bank's 2021 Form 10-K.
The following table details interest rate payment terms for the Bank's consolidated obligation bonds as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Par value of consolidated bonds:
Fixed-rate	$28,764,425	$20,650,400
Step-up	2,979,000	1,560,000
Floating-rate	1,595,000	925,000
Total par value	33,338,425	23,135,400
Bond premiums	56,168	62,536
Bond discounts	(7,854)	(7,469)
Concession fees	(5,202)	(4,188)
Hedging adjustments	(680,538)	(80,541)
Total book value	$32,700,999	$23,105,738

Notes to Unaudited Financial Statements (continued)
Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity and weighted-average interest rate at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,146,915	1.77%	$5,748,625	1.17%
Due after 1 year through 2 years	4,666,200	2.19	2,243,000	1.74
Due after 2 years through 3 years	4,893,200	1.54	3,520,275	1.32
Due after 3 years through 4 years	2,767,800	1.24	1,683,725	1.27
Due after 4 years through 5 years	5,213,200	1.33	6,300,800	1.10
Thereafter	3,651,110	2.06	3,638,975	1.90
Total par value	$33,338,425	1.66%	$23,135,400	1.35%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Noncallable	$14,203,425	$11,476,400
Callable	19,135,000	11,659,000
Total par value	$33,338,425	$23,135,400

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2022 and December 31, 2021.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2022	December 31, 2021
Due in 1 year or less	$27,222,915	$17,067,625
Due after 1 year through 2 years	2,088,200	2,025,000
Due after 2 years through 3 years	1,194,200	1,151,275
Due after 3 years through 4 years	834,800	848,725
Due after 4 years through 5 years	588,200	596,800
Thereafter	1,410,110	1,445,975
Total par value	$33,338,425	$23,135,400

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes as of June 30, 2022 and December 31, 2021.

(dollars in thousands)	June 30, 2022	December 31, 2021
Book value	$24,830,505	$10,493,617
Par value	24,871,455	10,494,933
Weighted average interest rate (1)	1.22%	0.04%
Note:
(1) Represents an implied rate.

Notes to Unaudited Financial Statements (continued)
Note 7 – Capital

    The Bank is subject to three capital requirements under its current Capital Plan Structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total regulatory capital; and (3) leverage capital. Regulatory capital does not include AOCI, but does include mandatorily redeemable capital stock. See details regarding these requirements and the Bank’s Capital Plan in Note 11 to the audited financial statements in the Bank’s 2021 Form 10-K. At June 30, 2022, the Bank was in compliance with all regulatory capital requirements.

The Bank has two subclasses of capital stock: B1 membership stock and B2 activity stock. The Bank had $309.5 million in B1 membership stock and $1,753.5 million in B2 activity stock at June 30, 2022. The Bank had $352.1 million in B1 membership stock and $874.9 million in B2 activity stock at December 31, 2021.

The following table demonstrates the Bank’s compliance with the regulatory capital requirements at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
RBC	$394,631	$3,515,371	$406,676	$2,647,918
Total capital-to-asset ratio	4.0%	5.7%	4.0%	7.0%
Total regulatory capital	2,481,952	3,515,371	1,506,051	2,647,918
Leverage ratio	5.0%	8.5%	5.0%	10.6%
Leverage capital	3,102,440	5,273,057	1,882,564	3,971,878

The Finance Agency has established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 16, 2022, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2022. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2022.

Mandatorily Redeemable Capital Stock. The Bank is a cooperative whose member financial institutions and former members own all of the relevant Bank's issued and outstanding capital stock. Shares cannot be purchased or sold except between the Bank and its members at the shares' par value of $100, as mandated by the Bank's capital plan.

At June 30, 2022 and December 31, 2021, the Bank had $22.3 million and $22.5 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. The estimated dividends on mandatorily redeemable capital stock recorded as interest expense were $0.3 million and $0.6 million during the three and six months ended June 30, 2022 and $0.9 million and $2.8 million during the three and six months ended June 30, 2021, respectively.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
(in thousands)	2022	2021
Balance, beginning of the period	$22,457	$142,807
Capital stock subject to mandatory redemption reclassified from capital	—	—
Redemption/repurchase of mandatorily redeemable stock	(107)	(80,417)
Balance, end of the period	$22,350	$62,390

    As of June 30, 2022, the total mandatorily redeemable capital stock reflected the balance for five institutions. Two institutions were merged out of district and are considered to be non-members and one relocated and became a member of another FHLBank at which time the membership with the Bank terminated. Two other institutions have notified the Bank of their intention to voluntarily redeem their capital stock and withdraw from membership. These institutions will continue to be members of the Bank until the withdrawal period is completed.

Notes to Unaudited Financial Statements (continued)
The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	20,000	20,000
Due after 2 years through 3 years	34	—
Due after 3 years through 4 years	—	26
Due after 4 years through 5 years	527	459
Past contractual redemption date due to remaining activity	1,789	1,972
Total	$22,350	$22,457

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

Dividends and Retained Earnings. In accordance with the Joint Capital Enhancement Agreement (JCEA), entered into by the Bank, as amended, the Bank allocates on a quarterly basis 20% of its net income to a separate restricted retained earnings account (RRE) until the account balance equals at least 1% of the Bank's average balance of outstanding consolidated obligations for the current quarter. These RRE are not available to pay dividends and are presented separately from other retained earnings on the Statement of Condition. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150% of the Bank’s restricted retained earnings minimum (i.e., one percent of the average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. As a result of increased consolidated obligations during the second quarter of 2022, an allocation of net income was made to RRE. At June 30, 2022, retained earnings were $1,430.0 million, including $965.1 million of unrestricted retained earnings and $464.9 million of RRE.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. These dividends are based on stockholders' average balances for the previous quarter. Dividends paid through the second quarter of 2022 and 2021 are presented in the table below.

	Dividend - Annual Yield
	2022		2021
	Membership	Activity	Membership	Activity
February	1.25%	5.25%	2.50%	5.75%
April	1.25%	5.25%	2.50%	5.75%

    In July 2022, the Bank paid a quarterly dividend equal to an annual yield of 2.25% on membership stock and 6.25% on activity stock.

Notes to Unaudited Financial Statements (continued)

The following table summarizes the changes in AOCI for the three and six months ended June 30, 2022 and 2021.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Pension and Post-Retirement Plans	Total
March 31, 2021	$139,368	$(6,081)	$133,287
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(7,550)	—	(7,550)
Pension and post-retirement	—	1,667	1,667
June 30, 2021	$131,818	$(4,414)	$127,404

March 31, 2022	$35,615	$(4,681)	$30,934
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(26,008)	—	(26,008)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	$(227)	—	(227)
Pension and post-retirement	—	235	235
June 30, 2022	$9,380	$(4,446)	$4,934

December 31, 2020	$143,592	$(6,266)	$137,326
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(11,774)	—	(11,774)
Pension and post-retirement	—	1,852	1,852
June 30, 2021	$131,818	$(4,414)	$127,404

December 31, 2021	$115,015	$(4,824)	$110,191
Other comprehensive income (loss) before reclassification:
Net unrealized gains (losses)	(105,408)	—	(105,408)
Reclassifications from OCI to net income:
Reclassification adjustment for net gains included in net income	(227)	—	(227)
Pension and post-retirement	—	378	378
June 30, 2022	$9,380	$(4,446)	$4,934

Notes to Unaudited Financial Statements (continued)
Note 8 – Transactions with Related Parties

The following table includes significant outstanding related party member-activity balances.

(in thousands)	June 30, 2022	December 31, 2021
Advances	$23,743,136	$6,948,649
Letters of credit (1)	290,450	15,717,397
MPF loans	285,985	145,193
Deposits	37,662	44,415
Capital stock	1,017,659	510,256
Note:
(1) Letters of credit are off-balance sheet commitments.

The following table summarizes the effects on the Statement of Income corresponding to the related party member balances above. Amounts related to interest expense on deposits were immaterial for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Interest income on advances (1)	$67,252	$35,475	$101,293	$82,454
Interest income on MPF loans	3,471	16,180	4,396	33,486
Letters of credit fees	85	4,551	4,603	9,055
Note:
(1) Interest income on advances includes contractual interest income and prepayment fees. The effect of derivative activities is not included.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Servicing fee expense	$893	$923	$1,784	$1,831

(in thousands)	June 30, 2022	December 31, 2021
Interest-bearing deposits maintained with FHLBank of Chicago	$5,276	$5,409

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The amount loaned by the Bank to other FHLBanks and repaid by other FHLBanks to the Bank was $750.0 million during the three and six months ended June 30, 2022. There was no borrowing activity during the three and six months ended June 30, 2022 There was no lending or borrowing activity during the three and six months ended June 30, 2021.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer at fair value its primary debt obligations to another FHLBank. During the three and six months ended June 30, 2022 and 2021, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and six months ended June 30, 2022 and 2021.

    In the ordinary course of business, the Bank may utilize products and services, provided at normal market rates and terms, from its members to support its operations. Additional discussions regarding related party transactions can be found in Note 13 to the audited financial statements in the Bank's 2021 Form 10-K.

Notes to Unaudited Financial Statements (continued)
Note 9 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). These estimates are based on recent market data and other pertinent information available to the Bank at June 30, 2022 and December 31, 2021. Although the management of the Bank believes that the valuation methods are appropriate and provide a reasonable determination of the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily equal to the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2022 and December 31, 2021 are presented in the table below.

Fair Value Summary Table
	June 30, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$371,475	$371,475	$—	$—	$—	$371,475
Interest-bearing deposits	747,068	747,068	—	—	—	747,068
Securities purchased under agreement to resell (2)	3,350,000	—	3,350,043	—	—	3,350,043
Federal funds sold	3,800,000	—	3,800,051	—	—	3,800,051
Trading securities	238,222	—	238,222	—	—	238,222
AFS securities	12,115,183	—	11,952,982	162,201	—	12,115,183
HTM securities	1,073,562	—	973,707	57,238	—	1,030,945
Advances	35,243,932	—	35,068,347	—	—	35,068,347
Mortgage loans held for portfolio, net	4,658,273	—	4,280,847	—	—	4,280,847
BOB loans, net	20,320	—	—	20,320	—	20,320
Accrued interest receivable	105,094	—	105,094	—	—	105,094
Derivative assets	286,878	—	13,643	—	273,235	286,878
Liabilities:
Deposits	$736,267	$—	$736,267	$—	$—	$736,267
Discount notes	24,830,505	—	24,815,094	—	—	24,815,094
Bonds	32,700,999	—	32,180,318	—	—	32,180,318
Mandatorily redeemable capital stock (3)	22,350	22,693	—	—	—	22,693
Accrued interest payable (3)	88,784	—	88,441	—	—	88,441
Derivative liabilities	47,006	—	702,076	—	(655,070)	47,006

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Estimated Fair Value
Assets:
Cash and due from banks	$428,190	$428,190	$—	$—	$—	$428,190
Interest-bearing deposits	528,476	528,476	—	—	—	528,476
Securities purchased under agreement to resell (2)	1,670,000	—	1,670,004	—	—	1,670,004
Federal funds sold	1,975,000	—	1,975,008	—	—	1,975,008
Trading securities	243,262	—	243,262	—	—	243,262
AFS securities	12,467,293	—	12,272,868	194,425	—	12,467,293
HTM securities	1,213,872	—	1,177,957	70,406	—	1,248,363
Advances	14,124,375	—	14,169,479	—	—	14,169,479
Mortgage loans held for portfolio, net	4,676,183	—	4,719,966	—	—	4,719,966
BOB loans, net	22,501	—	—	22,501	—	22,501
Accrued interest receivable	74,660	—	74,660	—	—	74,660
Derivative assets	182,853	—	2,447	—	180,406	182,853
Liabilities:
Deposits	$1,087,507	$—	$1,087,507	$—	$—	$1,087,507
Discount notes	10,493,617	—	10,492,517	—	—	10,492,517
Bonds	23,105,738	—	23,205,896	—	—	23,205,896
Mandatorily redeemable capital stock (3)	22,457	22,752	—	—	—	22,752
Accrued interest payable (3)	59,123	—	58,829	—	—	58,829
Derivative liabilities	5,845	—	73,820	—	(67,975)	5,845
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held and related interest accrued or placed by the Bank with the same clearing agent and/or counterparties.
(2) Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at June 30, 2022 and December 31, 2021. These instruments’ maturity term is overnight.
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

As of June 30, 2022, for substantially all of its MBS, the Bank received a price from all of its vendors and the default price was the final price. Based on the Bank's reviews of the pricing methods including inputs and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. There continues to be unobservable inputs and a lack of significant market activity for private label MBS; therefore, the Bank classified private label MBS as Level 3.

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

    Interest-rate related:
•Discount rate assumption. SOFR curve for cleared derivatives and SOFR uncleared derivatives. Overnight Index Swap (OIS) curve for all other uncleared derivatives.
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

Notes to Unaudited Financial Statements (continued)
Fair Value Measurements. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis on its Statement of Condition at June 30, 2022 and December 31, 2021. The Bank measures certain mortgage loans held for portfolio at fair value when a charge-off is recognized and subsequently when the fair value of collateral less costs to sell is lower than the carrying amount. Real estate owned is measured using fair value when the assets' fair value less costs to sell is lower than the carrying amount.

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
U.S. Treasury obligations	$—	$14,817	$—	$—	$14,817
GSE obligations	—	223,405	—	—	223,405
Total trading securities	$—	$238,222	$—	$—	$238,222
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,623,156	$—	$—	$5,623,156
GSE and TVA obligations	—	1,291,640	—	—	1,291,640
State or local agency obligations	—	181,860	—	—	181,860
MBS:
U.S. obligations single-family	—	366,115	—	—	366,115
GSE single-family	—	1,753,094	—	—	1,753,094
GSE multifamily	—	2,737,117	—	—	2,737,117
Private label	—	—	162,201	—	162,201
Total AFS securities	$—	$11,952,982	$162,201	$—	$12,115,183
Derivative assets:
Interest rate related	$—	$13,597	$—	$273,235	$286,832
Mortgage delivery commitments	—	46	—	—	46
Total derivative assets	$—	$13,643	$—	$273,235	$286,878
Total recurring assets at fair value	$—	$12,204,847	$162,201	$273,235	$12,640,283
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$702,047	$—	$(655,070)	$46,977
Mortgage delivery commitments	—	29	—	—	29
Total recurring liabilities at fair value	$—	$702,076	$—	$(655,070)	$47,006
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$2,649	$—	$2,649
REO	—	—	134	—	134
Total non-recurring assets at fair value	$—	$—	$2,783	$—	$2,783

Notes to Unaudited Financial Statements (continued)

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral(1)	Total
Recurring fair value measurements - Assets
Trading securities:
Non MBS:
GSE obligations	$—	$243,262	$—	$—	$243,262
Total trading securities	$—	$243,262	$—	$—	$243,262
AFS securities:
Non MBS:
U.S. Treasury obligations	$—	$5,075,232	$—	$—	$5,075,232
GSE and TVA obligations	—	1,493,652	—	—	1,493,652
State or local agency obligations	—	207,197	—	—	207,197
MBS:
U.S. obligations single-family	—	398,807	—	—	398,807
GSE single-family	—	2,093,069	—	—	2,093,069
GSE multifamily	—	3,004,911	—	—	3,004,911
Private label	—	—	194,425	—	194,425
Total AFS securities	$—	$12,272,868	$194,425	$—	$12,467,293
Derivative assets:
Interest rate related	$—	$2,445	$—	$180,406	$182,851
Mortgage delivery commitments	—	2	—	—	2
Total derivative assets	$—	$2,447	$—	$180,406	$182,853
Total recurring assets at fair value	$—	$12,518,577	$194,425	$180,406	$12,893,408
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest rate related	$—	$73,689	$—	$(67,975)	$5,714
Mortgage delivery commitments	—	131	—	—	131
Total recurring liabilities at fair value	$—	$73,820	$—	$(67,975)	$5,845
Non-recurring fair value measurements - Assets
Impaired mortgage loans held for portfolio	$—	$—	$10,570	$—	$10,570
REO	—	—	478	—	478
Total non-recurring assets at fair value	$—	$—	$11,048	$—	$11,048
Notes:
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the Bank with the same clearing agent and/or counterparties.

Notes to Unaudited Financial Statements (continued)
Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no Level 3 transfers during the first six months of 2022 or 2021.

	AFS Private Label MBS
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period	$180,497	$237,673	$194,425	$252,600
Total gains (losses) (realized/unrealized) included in:
(Provision) reversal for credit losses	(1,249)	138	(2,655)	(207)
Accretion of credit losses in interest income	2,295	2,467	4,421	5,197
Net unrealized gains (losses) on AFS in OCI	(5,897)	(255)	(11,154)	(1,905)
Purchases, issuances, sales, and settlements:
Settlements	(13,445)	(19,465)	(22,836)	(35,127)
Balance at June 30	$162,201	$220,558	$162,201	$220,558
Total amount of gains for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30	$1,047	$2,604	$1,767	$4,764
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at June 30	$(5,897)	$(255)	$(11,154)	$(1,905)

Notes to Unaudited Financial Statements (continued)
Note 10 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2022			December 31, 2021
Notional amount	Expiration Date Within One Year	Expiration Date After One Year	Total	Total
Standby letters of credit outstanding (1) (2)	$19,747,420	$—	$19,747,420	$19,419,734
Commitments to fund additional advances and BOB loans	3,253	—	3,253	12,206
Commitments to purchase mortgage loans	14,098	—	14,098	24,822
Unsettled consolidated obligation bonds, at par	249,000	—	249,000	82,000
Unsettled consolidated obligation discount notes, at par	306,590	—	306,590	—
Notes:
(1) Excludes approved requests to issue future standby letters of credit of $338.9 million at June 30, 2022 and $357.5 million at December 31, 2021.
(2) Letters of credit in the amount of $2.9 billion at June 30, 2022 and $4.3 billion at December 31, 2021, have renewal language that permits the letter of credit to be renewed for an additional period with a maximum renewal period of approximately five years.

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

    Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $4.1 million at June 30, 2022 and $4.3 million at December 31, 2021. The Bank manages the credit risk of each member on the basis of the member's TCE to the Bank which includes its standby letters of credit. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit as described in Note 3 - Advances.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2022 or December 31, 2021. However, within the Bank's Rollover (weekly/monthly) advance product, there were conditional lines of credit outstanding of $10.2 billion at June 30, 2022 and $11.9 billion at December 31, 2021.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer, chief operating officer (principal financial officer), and chief accounting officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer, chief operating officer (principal financial officer), and chief accounting officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2022.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Date: August 9, 2022